Form 10-Q
period 1996-06-30
SUN COMMUNITIES INC
filed 1996-08-14
CIK 912593

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR


  / / Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER 1-12616


                             SUN COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Maryland                                        38-2730780
(State of Incorporation)                   (I.R.S. Employer Identification No.)

     31700 Middlebelt Road                                 48334
           Suite 145                                    (Zip Code)
     Farmington Hills, Michigan
(Address of Principal Executive Offices)



       Registrant's telephone number, including area code: (810) 932-3100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     15,125,843 shares of Common Stock, $.01 par value as of July 31, 1996

                            SUN COMMUNITIES, INC.

                                     INDEX
                                     -----





PART I                                                                   PAGES
- ------                                                                   -----

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of June 30, 1996 and
             December 31, 1995                                             3

         Consolidated Statements of Operations for the Periods Ended
             June 30, 1996 and 1995                                        4

         Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1996 and 1995                                  5

         Notes to Consolidated Financial Statements                        6

         Summarized Pro Forma Condensed Consolidated Statements
             of Operations                                                 7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8-12



PART II
- -------

Item 5.         Ratios of Earnings to Fixed Charges                       13

Item 6.(a)      Exhibits required by Item 601 of Regulation S-K           13

Item 6.(b)      Reports on Form 8-K                                       13

                Signatures                                                14

                             SUN COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                  (UNAUDITED)

                                    (000'S)




                          ASSETS                          1996      1995
                                                        --------  --------
     Investment in rental property, net of
       accumulated depreciation of $22,813 and
       $16,583 in 1996 and 1995, respectively           $533,309  $310,030
     Cash and cash equivalents                            11,230       121
     Investment in Sun Home Services, Inc. ("SHS")         3,113     3,187
     Other assets                                          8,790    11,766
                                                        --------  --------

                   Total assets                         $556,442  $325,104
                                                        ========  ========


                      LIABILITIES AND EQUITY

     Liabilities:
       Debt                                             $180,000  $107,055
       Accounts payable and accrued expenses               6,091     2,451
       Deposits and other liabilities                      8,952     6,123
       Distributions payable                               8,049        --
                                                        --------  --------
                                                         203,092   115,629
                                                        --------  --------

     Minority interests                                   69,723    31,882
                                                        --------  --------

     Stockholders' equity:
       Preferred stock, $.01 par value, 10,000 shares
           authorized, none issued
       Common stock, $.01 par value, 100,000 shares
           authorized, 14,912 and 9,931 issued and
           outstanding in 1996 and 1995, respectively        149        99
       Paid-in capital                                   314,898   193,575
       Officers notes                                    (9,172)   (8,650)
       Distributions in excess of accumulated earnings  (22,248)   (7,431)
                                                        --------  --------

                   Total stockholders' equity            283,627   177,593
                                                        --------  --------

                   Total liabilities and equity         $556,442  $325,104
                                                        ========  ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                    (000'S)



                                                    FOR THE SIX      FOR THE THREE
                                                    MONTHS ENDED      MONTHS ENDED
                                                      JUNE 30           JUNE 30
                                                  ----------------  -----------------
                                                   1996     1995      1996     1995
                                                  -------  -------  --------  -------
Revenues:
      Rental income                               $29,254  $19,864  $ 17,259  $10,471
      Interest and other income                     1,337    1,156       890      779
                                                  -------  -------  --------  -------
             Total revenues                        30,591   21,020    18,149   11,250
                                                  -------  -------  --------  -------
Expenses:
      Property operating and maintenance            6,483    4,583     3,862    2,488
      Real estate taxes                             2,266    1,396     1,398      735
      General and administrative                    1,525    1,235       826      641
      Depreciation and amortization                 6,510    4,423     3,750    2,326
      Interest                                      4,704    2,610     2,666    1,493
                                                  -------  -------  --------  -------
             Total expenses                        21,488   14,247    12,502    7,683
                                                  -------  -------  --------  -------
Income before extraordinary item and minority
  interests                                         9,103    6,773     5,647    3,567
Extraordinary item, early extinguishment of debt   (6,896)     --     (6,896)     --
                                                  -------  -------  --------  -------
Income before minority interests                    2,207    6,773    (1,249)   3,567
Less income allocated to minority interests:
      Preferred OP Units                              417      --        417      --
      Common OP Units                                 328      888      (191)     549
                                                  -------  -------  --------  -------
Net income                                        $ 1,462  $ 5,885  $(1,475)  $ 3,018
                                                  =======  =======  ========  =======
Earnings per share:
      Income before extraordinary item            $   .62  $   .61  $    .32  $   .31
      Extraordinary item                             (.49)     --       (.42)     --
                                                  -------  -------  --------  -------
      Net income                                      .13  $   .61  $   (.10) $   .31
                                                  =======  =======  ========  =======
Distributions declared per common share
  outstanding                                     $ 1.365  $   .89  $   .455  $  .445
                                                  =======  =======  ========  =======

Weighted average common shares outstanding         12,250    9,674    14,064    9,890
                                                  =======  =======  ========  =======

Pro forma information (Note 3):
      Pro forma net income                        $11,109  $ 7,367  $  5,519  $ 3,793
                                                  =======  =======  ========  =======
      Pro forma earnings per common share
         and OP unit (16,838 outstanding
         in each period)                          $   .66  $   .44  $    .33  $   .23
                                                  =======  =======  ========  =======




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)

                                    (000'S)




                                                                1996       1995
                                                              ---------  --------
Cash flows from operating activities:
  Net income                                                  $   1,462  $  5,885
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Income allocated to minority interests                          328       888
    Extraordinary item, net of prepayment penalties               1,390        --
    Depreciation and amortization costs                           6,510     4,423
    Deferred financing costs                                        158       237
    (Increase) decrease in prepaid expenses and other assets      1,149      (325)
    Increase in accounts payable and other liabilities            6,886       915
                                                              ---------  --------

           Net cash provided by operating activities             17,883    12,023
                                                              ---------  --------

Cash flows from investing activities:
  Investment in rental properties                              (189,550)  (19,394)
  Investment in SHS                                                  74    (3,160)
  Investment in notes receivable                                     --    (4,161)
                                                              ---------  --------

           Net cash used in investing activities               (189,476)  (26,715)
                                                              ---------  --------

Cash flows from financing activities:
  Distributions                                                 (11,094)   (9,910)
  Proceeds from borrowings                                      180,000    25,279
  Repayments on borrowings                                     (107,055)   (4,679)
  Net proceeds from sale of common stock                        117,874        --
  Retirement of Operating Partnership Units                          --    (1,001)
  Stock options and dividend reinvestment plan                    2,977       969
                                                              ---------  --------

           Net cash used in financing activities                182,702    10,658
                                                              ---------  --------

Net increase (decrease) in cash and cash equivalents             11,109    (4,034)

Cash and cash equivalents, beginning of period                      121     5,379
                                                              ---------  --------

Cash and cash equivalents, end of period                      $  11,230  $  1,345
                                                              =========  ========
Supplemental information:
  OP units issued for rental properties                       $  39,959  $ 15,444
  Debt assumed for rental properties                                --   $ 11,907



                  The accompanying notes are an integral part
                    of the consolidated financial statements

                             SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1995. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.


2.  DEBT:

    The following table sets forth certain information regarding debt at June 30, 1996 (000's):



                Secured term loan, interest at LIBOR
                      plus 1.50%, due November 1, 1997  $ 30,000
                Senior notes, interest at 7.375%, due
                      May 1, 2001                         65,000
                Senior notes, interest at 7.625%, due
                      May 1, 2003                         85,000
                                                        --------
                                                        $180,000
                                                        ========


3.  ACQUISITION AND RELATED FINANCING:

    Effective May 1, 1996, the Company acquired the portfolio of Aspen Enterprises, Ltd. ("Aspen Properties") consisting of 25 communities comprising 10,367 developed sites and 286 potential expansion sites for $226 million. The Company financed the acquisition and repayment of $105.3 million of secured debt from the following sources:

               - $117.6 million from the sale of 4.8 million shares of common stock at $26.125 per share
               - $148.4 million from the issuance of Senior notes
               - $30.0 million from the secured term loan
               - $4.2 million from common operating partnership units
               - $35.8 million from 7% preferred operating partnership units

    The following Pro Forma Condensed Consolidated Statement of Operations has been presented as if the foregoing acquisition and related financing had occurred as of January 1, 1995. The pro forma condensed consolidated statement of operations is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor does it purport to represent the results of operations of the Company for future periods.

                             SUN COMMUNITIES, INC.

                  SUMMARIZED PRO FORMA CONDENSED CONSOLIDATED

                            STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                    (000'S)


                                            FOR THE SIX          FOR THE THREE
                                           MONTHS ENDED          MONTHS ENDED
                                             JUNE 30               JUNE 30
                                         ----------------    ---------------------
                                           1996    1995       1996          1995
                                         -------  -------    -------      --------
Revenues:
     Rental income                       $39,580  $34,456     $19,666      $17,431
     Interest and other income             1,402    1,248         905          823
                                         -------  -------     -------      -------

          Total revenues                  40,982   35,704      20,571       18,254
                                         -------  -------     -------      -------
Expenses:
     Property operating and maintenance    8,880    7,996       4,421        4,116
     Real estate taxes                     3,298    2,836       1,656        1,455
     General and administrative            1,725    1,535         876          791
     Depreciation and amortization         8,065    8,065       4,147        4,147
     Interest expense                      6,653    6,653       3,326        3,326
                                         -------  -------     -------      -------

          Total expenses                  28,621   27,085      14,426       13,835
                                         -------  -------     -------      -------

Income before preferred dividends         12,361    8,619       6,145        4,419

     Less preferred OP unit dividends      1,252    1,252         626          626
                                         -------  -------     -------      -------

Pro forma net income (1)                 $11,109  $ 7,367     $ 5,519      $ 3,793
                                         =======  =======     =======      =======

Pro forma earnings per share (1)         $   .66  $   .44     $   .33      $   .23
                                         =======  =======     =======      =======

Weighted average common shares and
 common operating partnership units
 outstanding                              16,838   16,838      16,838       16,838
                                         =======  =======     =======      =======


(1) Pro forma net income assumes the conversion of 1.9 million OP Units into shares of the Company's common stock and the elimination of the allocation of earnings to Minority Interests. This conversion does not impact pro forma earnings per share since the allocation to an OP Unit is equivalent to earnings allocated to a share of common stock.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 1996 and 1995

For the six months ended June 30, 1996, net income before extraordinary item and minority interests increased by 34.4 percent from $6.8 million to $9.1 million, when compared to the six months ended June 30, 1995. The increase was due to increased revenues of $9.6 million while expenses increased by $7.2 million.

Rental income increased by $9.4 million from $19.9 million to $29.3 million or
47.3 percent, due to acquisitions ($7.6 million), lease up of sites ($.7 million) and increases in rents and other community revenues ($1.1 million).

Other income increased by $.2 million from $1.2 million to $1.3 million or 15.7 percent due primarily to increased interest income.

Property operating and maintenance increased by $1.9 million from $4.6 million to $6.5 million or 41.5 percent, due primarily to acquisitions ($1.6 million).

Real estate taxes increased by $.9 million from $1.4 million to $2.3 million or
62.3 percent due primarily to acquisitions ($.7 million).

General and administrative expenses increased by $.3 million from $1.2 million to $1.5 million or 23.5 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental income declined from 6.2 percent to 5.2 percent of rental revenues as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $6.5 million from $13.8 million to $20.3 million or 47.2 percent. EBITDA increased as a percentage of revenues from 65.7 percent to 66.4 percent.

Interest expense increased by $2.1 million from $2.6 million to $4.7 million or
80.2 percent due to increased debt outstanding.

Depreciation and amortization increased by $2.1 million from $4.4 million to $6.5 million or 47.2 percent due primarily to acquisitions.

The extraordinary item results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of the Three Months Ended June 30, 1996 and 1995

Rental income increased by $6.8 million from $10.5 million to $17.3 million or
64.8 percent, due to acquisitions ($5.9 million), lease up of sites ($.3 million) and increases in rents and other community revenues ($.6 million).

Property operating and maintenance increased by $1.4 million from $2.5 million to $3.9 million or 55.2 percent, due primarily to acquisitions ($1.2 million).

Real estate taxes increased by $.7 million from $.7 million to $1.4 million or
90.2 percent due primarily to acquisitions ($.6 million).

General and administrative expenses increased by $.2 million from $.6 million to $.8 million or 28.9 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental revenues declined from 6.1 percent to 4.8 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $4.7 million from $7.4 million to $12.1 million or 63.3 percent. EBITDA increased as a percentage of revenues from 65.6 percent to 66.5 percent.

Interest expense increased by $1.2 million from $1.5 million to $2.7 million or
78.6 percent due to increased debt outstanding.

Depreciation and amortization increased by $1.4 million from $2.3 million to $3.7 million or 61.2 percent due primarily to acquisitions.

The extraordinary item results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 1996 and 1995. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1995. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,257 sites where the Company's interest is in the form of a shared appreciation mortgage note.

                                           SAME PROPERTY     TOTAL PORTFOLIO
                                           ---------------   ----------------
                                           1996      1995     1996     1995
                                           -------  -------  -------  -------
  Property revenues, including other       $20,828  $18,929  $29,517  $19,919
                                           -------  -------  -------  -------
  Property operating expenses:
       Property operating and maintenance    4,606    4,382    6,483    4,570
       Real estate taxes                     1,484    1,330    2,266    1,396
                                           -------  -------  -------  -------
              Property operating expenses    6,090    5,712    8,749    5,966
                                           -------  -------  -------  -------
  Property EBITDA                          $14,738  $13,217  $20,768  $13,953
                                           =======  =======  =======  =======


  Number of properties                          46       46       77       52
  Developed sites                           14,684   14,383   27,394   16,055
  Occupied sites                            13,877   13,429   25,085   15,075
  Occupancy %                                94.5%    93.4%    91.6%    93.9%
  Weighted average monthly rent per site   $   238  $   227  $   247  $   230
  Expansion sites available                  2,191    1,833    2,872    2,049
  Expansion sites in development               339      175      643      175

On a same property basis, property revenues increased by $1.9 million from $18.9 million to $20.8 million, or 10.0 percent, due primarily to increases in rents and occupancy related changes including water and property tax pass throughs. Also contributing to revenue growth was the increase of 448 leased sites at June 30, 1996 compared to June 30, 1995.

Property operating expenses increased by $.4 million from $5.7 million to $6.1 million, or 6.6 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $1.5 million from $13.2 million to $14.7 million, or 11.5 percent.

Expansion sites in the total portfolio increased by 823 from 2,049 to 2,872 with 643 of those sites in development in our markets in Michigan, Indiana, Texas, and Missouri.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $11.1 million to $11.2 million at June 30, 1996 compared to $.1 million at December 31, 1995 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities was $17.9 million for the six months ended June 30, 1996 compared to $12.0 million for the same period in 1995. This increase was due primarily to increases in accounts payable and other liabilities.

Net cash used in investing activities was $189.5 million for the six months ended June 30, 1996 compared to $26.7 million for the same period in 1995. This was primarily due to the acquisition of the 25 communities comprising the Aspen portfolio in 1996.

Net cash provided by financing activities was $182.7 million for the six months ended June 30, 1996 compared to uses of $10.7 million for the same period in 1995. The change was primarily due to increased net borrowings and proceeds from sale of common stock in 1996.

During the second quarter the Company (i) issued 4.8 million shares of common stock at $26.125 per share resulting in net proceeds of approximately $118 million; (ii) sold $150 million of five and seven year notes resulting in net proceeds of approximately $148.4 million; (iii) obtained a $30 million 18 month secured term loan; (iv) issued $4.2 million of common OP units and $35.8 million of preferred OP units in conjunction with the purchase of the Aspen Properties; and (v) replaced an $85 million secured line of credit with a $75 million, 42 month unsecured line of credit.

These proceeds were utilized to acquire the Aspen Properties for $226 million and to retire all but $.8 million of the Company's previously outstanding secured debt. The $150 million of notes are rated "Baa3" by Moody's Investors Service, "BBB-" by Standard & Poor's Ratings Services and "BBB-" by Fitch Investors Service.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and proceeds from the Company's Dividend Reinvestment Plan. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in expansions, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.50% and is due November 1, 1999.

At June 30, 1996, the Company's debt to total market capitalization approximated 27% (assuming conversion of all Common and Preferred OP Units to shares of common stock on a one-for-one basis), with a weighted average maturity of approximately 5.2 years and a weighted average interest rate of 7.43%.

Recurring capital expenditures approximated $1.1 million for the six months ended June 30, 1996.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."
Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. NAREIT amended the definition of FFO, effective January 1, 1996, to exclude deferred finance costs and depreciation of corporate office assets from those items that are added back to net income in computing FFO. The following table restates FFO to give effect to the revised definition for the periods ended June 30, 1996 and 1995:


                                                            (000)

                                            FOR THE SIX MONTHS  FOR THE THREE MONTHS
                                              ENDED JUNE 30        ENDED JUNE 30
                                             ----------------    -----------------
                                               1996    1995        1996      1995
                                             -------  -------    -------   -------
  Income before allocation to minority
    interests                                $ 9,103  $ 6,773    $ 5,647   $ 3,567

  Add depreciation and amortization, net
    of corporate office depreciation           6,475    4,393      3,730     2,311

  Deduct distribution on preferred OP Units    (417)       --       (417)       --
                                             -------  -------    -------   -------

  Funds from operations                      $15,161  $11,166    $ 8,960   $ 5,878
                                             =======  =======    =======   =======

  Weighted average shares and OP units
    outstanding                               14,064   11,144     16,363    11,712

  FFO, per share/unit                        $  1.08  $  1.00    $  0.55   $  0.50
                                             =======  =======    =======   =======

PART II


ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1991, 1992, 1993, 1994 and 1995, and the six months ended June 30, 1996 were 0.95:1, 1.05:1, 1.05:1, 2.79:1, 3.03:1 and 2.71:1, respectively.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


     EXHIBIT NO.                                     DESCRIPTION

     12.1                              Ratios of Earnings to Fixed Charges
     27                                 Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the period covered by this Form 10-Q:

     (a)  Report on Form 8-K dated April 2, 1996, filed with the
          Securities and Exchange Commission (the "SEC") on April 4, 1996, to report entering into an underwriting agreement for the sale of
          4.7 million shares of the Company's common stock.

     (b)  Report on Form 8-K dated April 24, 1996, filed with the SEC on
          April 29, 1996, to report entering into an underwriting agreement for the sale of $65 million aggregate principal amount of 7.375% Notes due 2001 and $85 million aggregate principal amount of $7.625% Notes due 2003.

     (c)  Report on Form 8-K dated May 1, 1996, filed with the SEC on May
          3, 1996, to report the acquisition of 25 manufactured home communities from affiliates of Aspen Enterprises, Ltd. Financial statements for these communities were previously reported by the Company in its Form 8-K dated March 20, 1996 and filed with the SEC on March 26, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1996


                                              SUN COMMUNITIES, INC.

                                              BY:  /s/  Gary A. Shiffman
                                                  ---------------------------
                                                  Gary A. Shiffman, President

                                              BY:  /s/ Jeffrey P. Jorissen
                                                   -------------------------
                                                   Jeffrey P. Jorissen, Chief
                                                   Financial Officer and
                                                   Secretary

                                EXHIBIT INDEX



                                                                   PAGE
                    FILED                                         NUMBER
       EXHIBIT NO.  DESCRIPTION                         HEREWITH  HEREIN
       -----------  ----------------------------------  --------  ------

       12.1         Ratio of Earnings to Fixed Charges  X

       27           Financial Data Schedule             X