Form 10-Q
period 1996-09-30
SUN COMMUNITIES INC
filed 1996-11-14
CIK 912593

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR


     / / Transition pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934


                         COMMISSION FILE NUMBER 1-12616


                             SUN COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              Maryland                                         38-2730780
     (State of Incorporation)                      (I.R.S. Employer Identification No.)

       31700 Middlebelt Road
             Suite 145
     Farmington Hills, Michigan                                     48334
(Address of Principal Executive Offices)                          (Zip Code)


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

    15,372,008 shares of Common Stock, $.01 par value as of October 31, 1996

                            SUN COMMUNITIES, INC.

                                    INDEX



                                                                               PAGES
PART I

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of September 30, 1996 and
                    December 31, 1995                                            3

             Consolidated Statements of Income for the Periods Ended
                    September 30, 1996 and 1995                                  4

             Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 1996 and 1995                            5

             Notes to Consolidated Financial Statements                        6-7

Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       8-12

PART II

Item 4.      Submission of Matters to a Vote of Security Holders                13

Item 5.      Ratios of Earnings to Fixed Charges                                13

Item 6.(a)   Exhibits required by Item 601 of Regulation S-K                    13

Item 6.(b)   Reports on Form 8-K                                                14

             Signatures                                                         15

                             SUN COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                 (IN THOUSANDS)




                          ASSETS                                1996           1995
                                                              --------       --------

     Investment in rental property, net                       $538,590       $310,030
     Cash and cash equivalents                                   9,705            121
     Investment in Sun Home Services, Inc. ("SHS")               3,553          3,187
     Other assets                                                9,557         11,766
                                                              --------       --------

                   Total assets                               $561,405       $325,104
                                                              ========       ========


                      LIABILITIES AND EQUITY

     Liabilities:
        Debt                                                  $180,000       $107,055
        Accounts payable and accrued expenses                    8,305          2,451
        Deposits and other liabilities                           7,550          6,123
        Distributions payable                                    8,386            --
                                                              --------       --------

                   Total liabilities                           204,241        115,629
                                                              --------       --------

     Minority interests                                         69,486         31,882
                                                              --------       --------

     Stockholders' equity:
        Preferred stock, $.01 par value, 10,000 shares
             authorized, none issued
        Common stock, $.01 par value, 100,000 shares
             authorized, 15,128 and 9,931 issued and
             outstanding in 1996 and 1995, respectively            151             99
        Paid-in capital                                        320,819        193,575
        Officers notes                                          (9,173)        (8,650)
        Distributions in excess of accumulated earnings        (24,119)        (7,431)
                                                              --------       --------

                   Total stockholders' equity                  287,678        177,593
                                                              --------       --------

                   Total liabilities and equity               $561,405       $325,104
                                                              ========       ========






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)



                                                      FOR THE NINE           FOR THE THREE
                                                      MONTHS ENDED           MONTHS ENDED
                                                      SEPTEMBER 30           SEPTEMBER 30
                                                   ------------------     ------------------
                                                     1996      1995         1996       1995
                                                   -------    -------     -------    -------
Revenues:
     Rental income                                 $49,152    $31,374     $19,898    $11,510
     Interest and other income                       2,301      1,552         964        396
                                                   -------    -------     -------    -------

            Total revenues                          51,453     32,926      20,862     11,906
                                                   -------    -------     -------    -------
Expenses:
     Property operating and maintenance             11,204      7,297       4,721      2,714
     Real estate taxes                               3,987      2,164       1,721        768
     General and administrative                      2,407      1,879         882        644
     Depreciation and amortization                  10,530      6,911       4,020      2,488
     Interest                                        7,944      4,377       3,240      1,767
                                                   -------    -------     -------    -------

            Total expenses                          36,072     22,628      14,584      8,381
                                                   -------    -------     -------    -------
Income before extraordinary item and minority
  interests                                         15,381     10,298       6,278      3,525

Extraordinary item, early extinguishment of debt    (6,896)       --          --         --
                                                   -------    -------     -------    -------

Income before minority interests                     8,485     10,298       6,278      3,525

Less income allocated to minority interests:
     Preferred OP Units                              1,043      --            626        --
     Common OP Units                                   968      1,429         640        541
                                                   -------    -------     -------    -------

Net income                                         $ 6,474    $ 8,869     $ 5,012    $ 2,984
                                                   =======    =======     =======    =======

Earnings per share:
     Income before extraordinary item              $   .95    $   .91     $   .33       $.30
     Extraordinary item                               (.46)        --          --         --
                                                   -------    -------     -------    -------

     Net income                                    $   .49    $   .91     $   .33    $   .30
                                                   =======    =======     =======    =======

Distributions declared per common share
  outstanding                                      $  1.81    $ 1.335     $  .455    $  .445
                                                   =======    =======     =======    =======

Weighted average common shares outstanding          13,198      9,751      15,092      9,906
                                                   =======    =======     =======    =======



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)




                                                                1996       1995
                                                              ---------  --------
Cash flows from operating activities:
  Net income                                                  $   6,474  $  8,869
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Income allocated to minority interests                          968     1,429
    Extraordinary item, net of prepayment penalties               1,390        --
    Depreciation and amortization costs                          10,530     6,911
    Deferred financing costs                                        195       419
    (Increase) decrease in prepaid expenses and other assets        193    (1,746)
    Increase in accounts payable and other liabilities            7,907       410
                                                              ---------  --------

           Net cash provided by operating activities             27,657    16,292
                                                              ---------  --------

Cash flows from investing activities:
  Investment in rental properties                              (198,700)  (35,408)
  Investment in SHS                                                (366)   (4,166)
  Investment in notes receivable                                     --      (242)
                                                              ---------  --------

           Net cash used in investing activities               (199,066)  (39,816)
                                                              ---------  --------

Cash flows from financing activities:
  Distributions                                                 (18,206)  (14,798)
  Proceeds from borrowings                                      180,000    39,289
  Repayments on borrowings                                     (107,055)   (4,794)
  Net proceeds from sale of common stock                        117,921        --
  Retirement of Operating Partnership Units                          --    (1,001)
  Stock options and dividend reinvestment plan                    8,333       969
                                                              ---------  --------

           Net cash provided by financing activities            180,993    19,665
                                                              ---------  --------

Net increase (decrease) in cash and cash equivalents              9,584    (3,859)

        Cash and cash equivalents, beginning of period              121     5,379
                                                              ---------  --------

        Cash and cash equivalents, end of period              $   9,705  $  1,520
                                                              =========  ========

        Supplemental information:
          OP units issued for rental properties               $  39,959  $ 15,444
          Issuance of common stock for officer notes          $     523        --
          Debt assumed for rental properties                         --  $ 11,907



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


2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):


                                        September 30,  December 31,
                                             1996          1995
                                        -------------  ------------

            Land                        $      59,048  $     32,565
            Property under development          5,612         2,075
            Depreciable property              500,612       291,973
                                        -------------  ------------
                                              565,272       326,613
            Accumulated depreciation          (26,682)      (16,583)
                                        -------------  ------------

            Rental property, net        $     538,590  $    310,030
                                        =============  ============




3.   DEBT:

     The following table sets forth certain information regarding debt at September 30, 1996 (in thousands):



                Secured term loan, interest at LIBOR
                      plus 1.50%, due November 1, 1997  $ 30,000
                Senior notes, interest at 7.375%, due
                      May 1, 2001                         65,000
                Senior notes, interest at 7.625%, due
                      May 1, 2003                         85,000
                                                        --------

                                                        $180,000
                                                        ========

                             SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  ACQUISITION:

    Effective May 1, 1996, the Company acquired the portfolio of Aspen Enterprises, Ltd. ("Aspen Properties") consisting of 25 communities for $226 million.

    On a pro forma, unaudited basis, as if the Aspen Properties acquisition had occurred as of January 1, 1995, total revenues, income before extraordinary item, net income, earnings per common share and common OP unit before extraordinary item and net income per common share and common OP unit for the nine months ended September 30, 1996 would have been $61.8 million, $16.4 million, $9.5 million, $.97 and $.56, respectively, and total revenues, net income and net income per common share and common OP unit for the nine months ended September 30, 1995 would have been $54.9 million, $11.6 million, and $.72, respectively. Pro forma net income assumes the conversion of 1.9 million common OP Units into shares of the Company's common stock and the elimination of the allocation of earnings to Minority Interests. This conversion does not impact pro forma earnings per share since the allocation to a common OP Unit is equivalent to earnings allocated to a share of common stock.

    The pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor does it purport to represent the results of operations of the Company for future periods.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   -------


OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 1996 and 1995

For the nine months ended September 30, 1996, net income before extraordinary item and minority interests increased by 49.4 percent from $10.3 million to $15.4 million, when compared to the nine months ended September 30, 1995. The increase was due to increased revenues of $18.5 million while expenses increased by $13.4 million.

Rental income increased by $17.8 million from $31.4 million to $49.2 million or
56.7 percent, due to acquisitions ($15.4 million), lease up of sites ($1.0 million) and increases in rents and other community revenues ($1.4 million).

Other income increased by $.7 million from $1.6 million to $2.3 million or 48.3 percent due primarily to increased interest income.

Property operating and maintenance increased by $3.9 million from $7.3 million to $11.2 million or 53.5 percent due primarily to acquisitions ($3.4 million).

Real estate taxes increased by $1.8 million from $2.2 million to $4.0 million or 84.2 percent due primarily to acquisitions ($1.6 million).

General and administrative expenses increased by $.5 million from $1.9 million to $2.4 million or 28.1 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental income declined from 6.0 percent to 4.9 percent of rental revenues as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $12.3 million from $21.6 million to $33.9 million or 56.8 percent. EBITDA increased as a percentage of revenues from 65.6 percent to
65.8 percent.

Depreciation and amortization increased by $3.6 million from $6.9 million to $10.5 million or 52.4 percent due primarily to acquisitions.

Interest expense increased by $3.5 million from $4.4 million to $7.9 million or
81.5 percent due to increased debt outstanding.

The extraordinary item results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Comparison of the Three Months Ended September 30, 1996 and 1995

Rental income increased by $8.4 million from $11.5 million to $19.9 million or
72.9 percent due to acquisitions ($7.8 million), lease up of sites ($.3 million) and increases in rents and other community revenues ($.3 million).

Property operating and maintenance increased by $2.0 million from $2.7 million to $4.7 million or 73.9 percent, due primarily to acquisitions ($1.8 million).

Real estate taxes increased by $.9 million from $.8 million to $1.7 million or
124.1 percent due primarily to acquisitions ($.8 million).

General and administrative expenses increased by $.3 million from $.6 million to $.9 million or 37.0 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental revenues declined from 5.6 percent to 4.4 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.7 million from $7.8 million to $13.5 million or 74.0 percent. EBITDA decreased as a percentage of revenues from 65.3 percent to 64.9 percent.

Depreciation and amortization increased by $1.5 million from $2.5 million to $4.0 million or 61.6 percent due primarily to acquisitions.

Interest expense increased by $1.4 million from $1.8 million to $3.2 million or
83.4 percent due to increased debt outstanding.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 1996 and 1995. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1995. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,244 sites where the Company's interest is in the form of a shared appreciation mortgage note.


                                             SAME PROPERTY    TOTAL PORTFOLIO
                                             1996     1995     1996     1995
                                           -------  -------  -------  -------
  Property revenues, including other       $31,438  $29,009  $49,490  $31,658
                                           -------  -------  -------  -------

  Property operating expenses:
       Property operating and maintenance    7,205    6,870   11,204    7,297
       Real estate taxes                     2,275    2,006    3,987    2,164
                                           -------  -------  -------  -------
              Property operating expenses    9,480    8,876   15,191    9,461
                                           -------  -------  -------  -------

  Property EBITDA                          $21,958  $20,133  $34,299  $22,197
                                           =======  =======  =======  =======


  Number of properties                          46       46       77       52
  Developed sites                           14,730   14,574   27,517   16,810
  Occupied sites                            13,906   13,541   25,234   15,704
  Occupancy %                                 94.4%    92.9%    91.7%    93.4%
  Weighted average monthly rent per site    $  241   $  230   $  249   $  233
  Sites available for development            1,966    1,750    3,461    2,199
  Sites in development                         462      109      662      169


On a same property basis, property revenues increased by $2.4 million from $29.0 million to $31.4 million, or 8.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 365 leased sites at September 30, 1996 compared to September 30, 1995.

Property operating expenses increased by $.6 million from $8.9 million to $9.5 million, or 6.8 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $1.8 million from $20.1 million to $21.9 million, or 9.1 percent.

Sites available for development in the total portfolio increased by 1,262 from 2,199 to 3,461 with 643 of those sites in development in our markets in Michigan, Indiana, Texas, and Missouri.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $9.6 million to $9.7 million at September 30, 1996 compared to $.1 million at December 31, 1995 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities was $27.7 million for the nine months ended September 30, 1996 compared to $16.3 million for the same period in 1995. This increase was due primarily to increases in accounts payable and other liabilities.

Net cash used in investing activities was $199.1 million for the nine months ended September 30, 1996 compared to $39.8 million for the same period in 1995. This was primarily due to the acquisition of the 25 communities comprising the Aspen portfolio in 1996.

Net cash provided by financing activities was $180.9 million for the nine months ended September 30, 1996 compared to $19.7 million for the same period in 1995. The change was primarily due to increased net borrowings and proceeds from sale of common stock in 1996.

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

At September 30, 1996, the Company's debt to total market capitalization approximated 26% (assuming conversion of all Common and Preferred OP Units to shares of common stock on a one-for-one basis), with a weighted average maturity of approximately 4.9 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $1.9 million for the nine months ended September 30, 1996.

                            SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."
Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. NAREIT amended the definition of FFO, effective January 1, 1996, to exclude deferred finance costs and depreciation of corporate office assets from those items that are added back to net income in computing FFO. The following table restates FFO to give effect to the revised definition for the periods ended September 30, 1996 and 1995:


                                                         (in thousands)

                                            FOR THE NINE MONTHS    FOR THE THREE MONTHS
                                             ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                              1996      1995           1996    1995


  Income before allocation to minority
    interests                                $15,381  $10,298         $6,278  $3,525

  Add depreciation and amortization, net
    of corporate office depreciation          10,475    6,866          4,000   2,473

  Deduct distribution on preferred OP Units   (1,043)      --           (626)     --
                                             -------  -------         ------  ------

  Funds from operations                      $24,813  $17,164         $9,652  $5,998
                                             =======  =======         ======  ======

  Weighted average shares and common OP
    units outstanding                         15,049   11,333         17,018  11,712

  FFO, per share/unit                        $  1.65  $  1.51         $  .57  $ 0.51
                                             =======  =======         ======  ======

PART II


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 1996, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

(a) The election of two directors to serve until the 1999 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                        VOTES AGAINST   ABSTENTIONS OR
               NAME         VOTES FOR    OR WITHHELD   BROKER NON-VOTES
        ------------------  ----------  -------------  ----------------

        Gary A. Shiffman    11,143,933        0            3,766,695
        Ronald R. Piasecki  11,143,933        0            3,766,695


(b)   An amendment to the Company's 1993 Stock Option Plan to:

     (i) increase the number of shares of Common Stock issuable under this Plan.
     (ii) provide that the exercise price for all options must be no less than the fair market value of the Common Stock on the date of grant.
     (iii) increase the minimum restriction period on restricted shares.
     (iv) provide that the Company may not materially amend the Plan without prior shareholder approval.



     VOTES FOR   VOTES AGAINST OR WITHHELD  ABSTENTIONS OR BROKER NON-VOTES
    -----------  -------------------------  -------------------------------

     10,660,041          502,054                      3,748,533



(c) An amendment to the 1993 Non-Employee Director Stock Option Plan to provide that each independent director who has continuously served the Company for the entire fiscal year shall automatically receive a non-qualified stock option to purchase a certain number of shares of Common Stock based on the Company's funds from operations results. The results of the election appear below:


     VOTES FOR   VOTES AGAINST OR WITHHELD  ABSTENTIONS OR BROKER NON-VOTES
     ----------  -------------------------  -------------------------------

     10,917,086          245,009                        3,748,533



ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1991, 1992, 1993, 1994 and 1995, and the nine months ended September 30, 1996 were 0.95:1, 1.05:1, 1.05:1, 2.79:1, 3.03:1 and 2.53:1, respectively.

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT NO.                                     DESCRIPTION

       12.1                              Ratios of Earnings to Fixed Charges
       27                                Financial Data Schedule

ITEM 6.(B) - REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the period covered by this Form 10-Q:

  (a) Report on Form 8-K dated August 20, 1996, filed with the Securities and Exchange Commission on August 22, 1996, to report a proposal to merge with Chateau Properties, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 1996



                                        SUN COMMUNITIES, INC.


                                        BY:  /s/  Gary A. Shiffman
                                             ---------------------------
                                                  Gary A. Shiffman, President


                                        BY:  /s/ Jeffrey P. Jorissen
                                             ----------------------------
                                                 Jeffrey P. Jorissen, Chief
                                                 Financial Officer and Secretary

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