Form 10-K405
period 1996-12-31
SUN COMMUNITIES INC
filed 1997-03-31
CIK 912593

                                  FORM 10-K

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                 TO
                                   ---------------     ---------------

                         Commission File No. 1-12616

                            SUN COMMUNITIES, INC.
           (Exact name of registrant as specified in its charter)

STATE OF MARYLAND                                                     38-2730780
State of Incorporation                                  I.R.S. Employer I.D. No.

                            31700 MIDDLEBELT ROAD
                                  SUITE 145
                      FARMINGTON HILLS, MICHIGAN 48334
                               (810) 932-3100
        (Address of principal executive offices and telephone number)


         Securities Registered Pursuant to Section 12(b) of the Act:
                   COMMON STOCK, PAR VALUE $.01 PER SHARE

         Securities Registered Pursuant to Section 12(g) of the Act:
                                    NONE


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     [X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X   No
                                     ---

     As of March 3, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $475,000,000 determined in accordance with the highest price at which the stock was sold on such date as reported by the New York Stock Exchange.

     As of March 3, 1997, there were 15,697,365 shares of the Registrant's common stock issued and outstanding.

                                   PART I

ITEM 1. BUSINESS

GENERAL

     Sun Communities, Inc. (the "Company") owns and operates manufactured housing communities concentrated in the midwestern and southeastern United States. The Company is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of March 1, 1997, the Company owned and managed a portfolio of 83 manufactured housing community properties (the "Properties") located in 12 states. The Properties contain an aggregate of 29,500 developed sites and approximately 3,500 sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services"), actively markets and sells new and used manufactured homes for placement in the Properties.

     The Company expects to qualify and has made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and will be self-administered and self-managed.

     The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (810) 932-3100. The Company has regional property management offices located in Elkhart, Indiana and Tampa, Florida. The Company, which is a Maryland corporation, employed 437 people as of March 1, 1997.

HISTORY OF THE COMPANY

     The immediate predecessor to Sun Communities, Inc. was incorporated in January 1985 to continue and expand the business of acquiring, owning and operating manufactured housing communities that was originally started in 1975. Since its inception, the Company's strategy has been to acquire and in many cases expand or renovate existing manufactured housing communities. The Company has maintained this strategy because it believes attractive investment returns can be obtained by purchasing existing properties with expansion potential.

MAJOR ACQUISITION

     On May 1, 1996, the Company, through Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), and a wholly-owned subsidiary, Sun GP L.L.C., a Michigan limited liability company ("GP"), acquired 25 manufactured housing communities (the "Aspen Properties") from affiliates of Aspen Enterprises, Ltd., (collectively, "Aspen") for a purchase price of $226.0 million (excluding related transaction costs). The Aspen Properties are located primarily in Florida and Michigan and, as of March 1, 1997, contained a total of 10,367 developed sites and approximately 286 sites suitable for development.

     Of the $226.0 million purchase price for the Aspen Properties, $4.2 million was issued in the form of limited partnership interests in the Operating Partnership (the "Common OP Units"), and $35.8 million was issued in the form of convertible preferred units in the Operating Partnership (the "Preferred OP Units"). Both the Common OP Units and the Preferred OP Units were issued to Aspen affiliates, including certain former Aspen employees who became employees of the Company upon the closing of the acquisition of the Aspen Properties. For tax and other purposes, the Company acquired 100% of the partnership interests in certain Aspen Properties rather than directly acquiring such properties.

     The 1,325,275 Preferred OP Units represent equity interests in the Operating Partnership and have the effect of increasing the minority interest reflected on the Company's consolidated financial statements. The issue price of the Preferred OP Units was $27 per unit (the "Issue Price"). The Preferred OP Units are entitled to a fixed quarterly distribution equal to 7.00% per annum of the Issue Price, which distribution is payable by the Operating Partnership prior to any distributions to its other general or limited partners, including distributions in respect of the shares of the Company's common stock (the "Common Stock"). To the extent the Company issues additional preferred securities, payment of distributions for such preferred securities must rank pari passu or junior to distribution payments on the Preferred OP Units. The distributions payable to holders of Preferred OP Units will not increase to the extent the Operating Partnership increases the distributions to its other partners.

     In June 2002, the Preferred OP Units will be convertible into Common OP Units or redeemable for cash at the Issue Price, at the option of the holder. If converted, holders of Preferred OP Units will receive a number of Common OP Units that will give them the benefit of: (i) 100% of the first $4.50 per share increase in the average closing price of the shares of Common Stock for the ten business days prior to conversion (the "Conversion Date Price") over the Issue Price; (ii) none of the increase in the Conversion Date Price over the Issue Price to the extent such difference is greater than $4.50 per share but less than $9.00 per share; and (iii) 25% of the increase in the Conversion Date Price over the Issue Price to the extent such difference exceeds $9.00 per share. The Company structured this conversion formula to encourage holders of the Preferred OP Units to convert, rather than redeem, their units to the extent the market price of the Common Stock increases by June 2002. If the Company fails to make any Preferred OP Unit distribution payment within 20 days of its due date, the Company's redemption obligation is subject to acceleration by the holders of the Preferred OP Units.

     The Company's obligation to redeem the Preferred OP Units is currently unsecured. If the Company and Aspen do not agree upon appropriate security for the Company's obligation to redeem the Preferred OP Units and the Company (i) does not maintain an investment-grade credit rating for the Company's unsecured debt for any consecutive 60-day period or (ii) issues additional equity securities that do not rank junior to the Preferred OP Units, the Company's obligation to redeem the Preferred OP Units can be accelerated by the holders of the Preferred OP Units. The Company has continuously maintained an investment-grade credit rating for the Company's unsecured debt since the issuance of the Preferred OP Units.

     The acquisition of the Aspen Properties was funded by utilizing a portion of the proceeds of the offering of 4,700,000 shares of the Common Stock that closed on April 8, 1996, and, through the Operating Partnership, a $150 million debt offering of investment-grade, senior unsecured notes that closed on April 29, 1996.

STRUCTURE OF THE COMPANY

     The operations of the Company are carried on through certain subsidiaries (the "Subsidiaries"), including the Operating Partnership, which, among other things, enables the Company to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The Company established the Operating Partnership to allow the Company to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the Company's assets are held by or through the Operating Partnership, of which the Company is the sole general partner, and wholly-owned subsidiaries of the Company. In addition to the Operating Partnership, the Subsidiaries include Home Services, which provides manufactured home sales and brokerage services to current and prospective tenants of the Properties. The Operating Partnership owns 100% of the non-voting preferred stock of Home Services, which entitles the Operating Partnership to 95% of the cash flow from operating activities of Home Services. As of March 1, 1997, the voting common stock of Home Services was owned by Milton M. Shiffman, Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the Company, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that were acquired in November 1994.

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

     A manufactured housing community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in other forms of multi-family housing.

     Modern manufactured housing communities, such as the Properties, contain improvements similar to other garden-style residential developments, including centralized entrances, paved streets, curbs and gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, laundry facilities and cable television service.

     The owner of each home in the Company's communities leases the site on which the home is located. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within the Company's communities is responsible for the maintenance of his home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

     The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site property managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 437 employees, 396 are located on-site as property managers, support staff, or maintenance personnel.

     The Company's property managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer, who has 27 years of property management experience, three Vice Presidents and eight Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive parks, interaction with local manufactured home dealers and regular property inspections.

     Each property manager performs regular inspections in order to continually monitor the property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a property manager, each property has an on-site maintenance person and management support staff. The Company holds periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

BROKERAGE AND HOME SALES

     Home Services offers manufactured home brokerage and sales services to tenants and prospective tenants in the Company's communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, since many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if brokerage and sales services were conducted solely through third-party brokers.

COMPETITION

     All of the Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material effect on the Company's ability to lease sites and on rents charged at the Properties or at any newly acquired properties. The Company may be competing with others that have greater resources than the Company and whose officers and directors have more experience than the Company's officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

REGULATIONS AND INSURANCE

     General. Manufactured housing community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each Property has the necessary operating permits and approvals.

     Americans with Disabilities Act ("ADA"). The Properties and any newly acquired manufactured housing communities must comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that public facilities such as clubhouses, pools and recreation areas be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and other capital improvements at the Company's properties. Noncompliance could result in imposition of fines or an award of damages to private litigants. The Company does not believe the ADA will have a material adverse impact on the Company's results of operations. If required property improvements involve a greater expenditure than the Company currently anticipates, or if the improvements must be made on a more accelerated basis than it anticipates, the Company's ability to make expected distributions could be adversely affected. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

     Rent Control Legislation. State and local rent control laws in certain jurisdictions limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to operate manufactured housing community properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, 25 of the Properties are located in Florida, which has enacted a law which provides that a majority of tenants in a manufactured housing community may require that a proposed increase in site rental rates, reduction in services or utilities or change in the community's rules and regulations be submitted for formal mediation or arbitration if they believe that the proposal is unreasonable.

     Insurance. Management believes that the Properties are covered by adequate fire, flood, property and business interruption insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company maintains a blanket policy that covers all of the Properties. The Company has obtained title insurance insuring fee title to the Properties in an aggregate amount which the Company believes to be adequate.

ITEM 2. PROPERTIES

     General. As of March 1, 1997, the Properties consisted of 83 manufactured housing communities concentrated in 12 states in the midwestern and southeastern United States, containing 29,500 developed sites and approximately 3,500 sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 83 Properties, 67 have more than 200 sites, with the largest having 1,272 sites.

     The Properties had an aggregate occupancy rate of 95% as of December 31, 1996, excluding seasonal RV sites. Since January 1, 1996, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 9%.

     The Company believes that its Properties' high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

     The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. Except for three Properties located in Texas, the Properties are located in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living.

     The following table sets forth certain information relating to the Properties owned as of March 1, 1997:


                            DEVELOPED
                            SITES AS OF        OCCUPANCY AS OF       OCCUPANCY AS OF     OCCUPANCY AS OF
PROPERTY AND LOCATION       12/31/96 (1)         12/31/94 (1)          12/31/95 (1)       12/31/96 (1)
---------------------  --------------------  --------------------  --------------------  ---------------
MIDWEST
MICHIGAN
Allendale
 Allendale, MI........          223                   98%                   96%                 97%
Alpine
 Grand Rapids, MI.....          381                   99%                   96%                 99%
Bedford Hills
 Battle Creek, MI.....          340                   95%                   94%                 94%
Brentwood
 Kentwood, MI.........          197                   98%                   97%                 99%
Creekwood
 Burton, MI (2).......           0                    ---                   ---                 ---
Byron Center
 Byron Center, MI.....          143                   96%                   92%                 97%
Candlewick Court
 Owosso, MI...........          211                   99%                   100%                99%
College Park Estates
 Canton, MI...........          230                   98%                   98%                 99%
Continental Estates
 Davison, MI..........          386                   (3)                   (3)                 93%
Continental North
 Davison, MI..........          334                   (3)                   (3)                 95%
Country Acres
 Cadillac, MI.........          182                   98%                   98%                 98%
Country Meadows
 Flat Rock, MI........          489                   87%                   99%                 99%
Countryside Village
 Perry, MI............          359                   96%                   99%                 96%
Cutler Estates
 Grand Rapids, MI.....          281                   97%                   96%                 98%
Davison East
 Davison, MI..........          190                   (3)                   (3)                 99%
Fisherman's Cove
 Flint, MI............          162                   99%                   98%                 97%
Grand
 Grand Rapids, MI.....          312                   97%                   95%                 98%
Hamlin
 Webberville, MI......          146                   100%                  99%                100%
Kensington Meadows
 Lansing, MI..........          206                   (4)                   94%               67% (6)
Kings Court
 Traverse City, MI....          588                   93%                   94%               92% (6)
Lincoln Estates
 Holland, MI..........          191                   98%                   98%                 97%
Maple Grove Estates
 Dorr, MI.............           46                   100%                  100%               100%
Meadow Lake Estates
 White Lake, MI.......          425                   98%                   97%                100%
Meadowbrook Estates
 Monroe, MI...........          453                   100%                  100%               100%

                            DEVELOPED
                            SITES AS OF        OCCUPANCY AS OF       OCCUPANCY AS OF     OCCUPANCY AS OF
PROPERTY AND LOCATION       12/31/96 (1)         12/31/94 (1)          12/31/95 (1)       12/31/96 (1)
---------------------  --------------------  --------------------  --------------------  ---------------
Meadowstream Village
Sodus, MI.............         159                  99%                    98%                     99%
Parkwood
Grand Blanc, MI.......         250                  97%                    96%                     97%
Presidential
Hudsonville, MI.......         326                  98%                    96%                     98%
Scio Farms
Ann Arbor, MI.........         913                  (4)                   100%                     99%
Sherman Oaks
Jackson, MI...........         366                  92%                   100%                     99%
Timberline Estates
Grand Rapids, MI......         296                  99%                    98%                    100%
Town & Country
Traverse City, MI.....         192                  100%                   98%                    100%
                             -----                  ----                  ----                  -------
Michigan Total........       8,977                   97%                   97%                     98%
                             =====                  ====                  ====                  =======
INDIANA
Brookside Village
Goshen, IN............         338                  99%                   99%                     99%
Carrington Pointe
Ft. Wayne, IN.........         170                  (5)                   (5)                     (5)
Clear Water Village
South Bend, IN........         162                  98%                   93%                     97%
Cobus Green
Elkhart, IN...........         386                  94%                   98%                     98%
Holiday Village
Elkhart, IN...........         326                  96%                   98%                     99%
Liberty Farms
Valparaiso, IN........         220                  96%                   100%                    92%(6)
Maplewood
Lawrence, IN..........         207                  95%                   97%                     99%
Meadows
Nappanee, IN..........         330                  93%                   96%                     98%
Meadowbrook
Indianapolis, IN......         343                  94%                   96%                     98%
Pine Hills
Middlebury, IN........         126                  98%                   99%                     96%
Timberbrook
Bristol, IN...........         567                  92%                   84%                     88% (6)
Valley Mills
Indianapolis, IN......         357                  97%                   99%                     98%
West Glen Village
Indianapolis, IN......         552                  99%                   99%                     99%
Woods Edge
West Lafayette, IN....         430                  97%                   92%                     99%
                             -----                 ----                  ----                  -------
Indiana Total.........       4,514                  96%                   96%                     97%
                             =====                 ====                  ====                  =======
OTHER
Branch Creek Estates
Austin, TX............         321                  (4)                   98%                     94% (6)
Candlelight
Chicago Heights, IL...         309                  97%                   93%                     95%
Catalina Community
Middletown, OH........         462                  99%                   98%                     99%
Chisholm Point Estates
Pflugerville, TX......         405                  (4)                   98%                     83% (6)

                            DEVELOPED
                            SITES AS OF        OCCUPANCY AS OF       OCCUPANCY AS OF     OCCUPANCY AS OF
PROPERTY AND LOCATION       12/31/96 (1)         12/31/94 (1)          12/31/95 (1)       12/31/96 (1)
---------------------  --------------------  --------------------  --------------------  ---------------
Douglas
Atlanta, GA..........           204                  74%                  89%                     95%
Edwardsville
Edwardsville, KS.....           597                  82%                  90%                     93%
Flagview
Atlanta, GA..........           196                  75%                  93%                     98%
Four Seasons
Ankeny, IA...........           400                 100%                 100%                     98%
Paradise
Chicago Heights, IL..           278                  99%                  99%                     98%
Pine Ridge
Petersburg, VA.......           245                  98%                 100%                     98%
Pin Oak Parc
O'Fallon, MO.........           380                  98%                  99%                     99%
Snow to Sun
Weslaco, TX..........           497                  (5)                  (5)                     (5)
Timber Ridge
Ft. Collins, CO......           582                  99%                 100%                    100%
Worthington Arms
Delaware, OH.........           224                  98%                  99%                    100%
                              -----                ------              -------                 -------
Other Total..........         5,100                  96%                  97%                     96%
                              =====                ======              =======                 =======
SOUTHEAST
FLORIDA
Arbor Terrace
Bradenton, FL........           213                 100%                 100%                    100%
Ariana Village
Lakeland, FL.........           210                72% (7)              72% (7)                 78% (7)
Bonita Lake
Bonita Springs, FL...            65                 100%                 100%                    100%
Breezy Hills
Pompano Beach, FL....           578                 100%                 100%                     99%
Chain O'Lakes
Grand Island, FL.....           325                  92%                  97%                     95%
Golden Lakes
Plant City, FL.......           426                  93%                  91%                     92%
Indian Creek
Ft. Myers Beach, FL..          1272                 100%                 100%                    100%
Island Lakes
Merritt Island, FL...           301                  (4)                 100%                    100%
Kings Lake
Debary, FL...........           245                53% (7)              62% (7)                 66% (7)
Kings Pointe
Winter Haven, FL.....           229                39% (7)              43% (7)                 48% (7)
Kissimmee Gardens
Kissimmee, FL........           239                 100%                  99%                    100%
Lake Juliana
Auburndale, FL.......           293                52% (7)              54% (7)                 57% (7)
Lake San Marino
Naples, FL...........           272                 100%                 100%                    100%
Leesburg Landing
Lake County, FL......            94                  (3)                  (3)                   54% (7)
Meadowbrook Village
Tampa, FL............           257                  95%                 100%                     97%

                            DEVELOPED
                            SITES AS OF        OCCUPANCY AS OF       OCCUPANCY AS OF     OCCUPANCY AS OF
PROPERTY AND LOCATION       12/31/96 (1)         12/31/94 (1)          12/31/95 (1)       12/31/96 (1)
---------------------  --------------------  --------------------  --------------------  ---------------
Orange Tree
Orange City, FL.......             246              76% (7)            78% (7)            83% (7)
Plantation Manor
Ft. Pierce, FL........             376                97%                95%                97%
Pleasure Cove
Ft. Pierce, FL........             209                98%                95%                95%
Royal Country
Miami, FL.............             863               100%               100%                99%
Saddle Oak Club
Ocala, FL.............             376                (4)                98%               100%
Siesta Bay
Ft. Myers Beach, FL...             703               100%               100%               100%
Silver Star
Orlando, FL...........             426                98%                96%                96%
Tallowwood
Coconut Creek, FL.....             279                62%                62%                63%
Water Oak Country Club
Estates
Lady Lake, FL.........             688               100%               100%               100%
Whispering Palm
Sebastian, FL.........             428               100%               100%                96%
                                  ------            -------            -------            -------
Florida Total.........            9,613               88%                89%                93%
                                  ======            =======            =======            =======
TOTAL/AVERAGE.........            28,204              93%                93%                95%
                                  ======            =======            =======            =======

(1) Excludes 1,223 seasonal RV Sites owned at December 31, 1996, which are leased during the season.

(2) This Property is owned by a joint venture in which the Operating Partnership has a 50% interest.

(3)  Acquired in 1996.

(4)  Acquired in 1995.

(5)  Acquired in 1997.

(6) Occupancy in these communities reflects the recent development of sites which are in their initial lease-up phase.

(7) Occupancy in these communities reflects the fact that these communities are in their initial lease-up phase.


     Leases. The typical lease entered into between a tenant and the Company for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. See "Regulations and Insurance."

      ITEM 3. LEGAL PROCEEDINGS

     Certain partnerships which previously owned twenty-four of the Properties (the "Sun Partnerships") were involved in a variety of legal proceedings arising in the ordinary course of business prior to the transfer of the Properties to the Operating Partnership, and the Company has become a successor party-in-interest to these proceedings as a result of the contribution of the Properties to the Company, as well as other proceedings that have arose in the ordinary course of operating the Properties. All such proceedings, taken together, are not expected to have a material adverse impact on the Company.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II

      ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 3, 1997, the closing sales price of the Common Stock was $32 1/8 and the Common Stock was held by approximately 1,213 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the Company with respect to each such period.


                                     High         Low    Distribution
                                     ----        ------  ------------
FISCAL YEAR ENDED DECEMBER 31, 1995
First Quarter of 1995..............  23 1/8      21 1/8      .445
Second Quarter of 1995.............  25          21 1/8      .445
Third Quarter of 1995..............  26          24 1/4      .445
Fourth Quarter of 1995.............  26 3/8      24 5/8      .445
FISCAL YEAR ENDED DECEMBER 31, 1996
First Quarter of 1996..............  27 5/8      25 1/4      .455
Second Quarter of 1996.............  27 3/8      24 7/8      .455
Third Quarter of 1996..............  29          25 5/8      .455
Fourth Quarter of 1996.............  34 3/4      28 1/8      .455

     ITEM 6.  SELECTED FINANCIAL DATA

                SUN COMMUNITIES, INC. AND PREDECESSOR BUSINESS



                                                                YEAR ENDED DECEMBER 31,(2)
                                         --------------------------------------------------------------------
                                           1996        1995           1994           1993            1992
                                         --------  -------------  -------------  -------------  -------------
                                                   (IN THOUSANDS EXCEPT OTHER DATA AND PROPERTY DATA)
OPERATING DATA:
Revenues:
Rental income..........................   $69,849        $42,909        $30,461        $14,222        $12,989
Other income...........................     3,350          2,203          1,882            199            199
                                         --------  -------------  -------------  -------------  -------------
Total revenues.........................    73,199         45,112         32,343         14,421         13,188
                                         --------  -------------  -------------  -------------  -------------
Expenses:
Property operating and maintenance.....    15,970          9,838          7,404          3,222          2,995
Real estate taxes......................     5,654          2,981          2,167          1,024            980
General and administrative.............     3,458          2,535          2,005            893            764
Depreciation and amortization..........    14,887          9,747          6,949          2,611          2,655
Interest...............................    11,277          6,420          4,894          5,280          5,522
Predecessor business expenses..........         -              -              -          1,315              -
                                         --------  -------------  -------------  -------------  -------------
Total expenses.........................    51,246         31,521         23,419         14,345         12,916
                                         --------  -------------  -------------  -------------  -------------
Income (loss) of predecessor
business...............................                                                                  $272
                                                                                                -------------
Income before extraordinary
item/minority   interests/predecessor
business...............................    21,953         13,591          8,924             76
Extraordinary item, early
extinguishment of
debt...................................   (6,896)              -              -              -
                                         --------  -------------  -------------  -------------
Income before allocation to minority
interests/predecessor business.........    15,057         13,591          8,924             76
Income (loss) allocated to minority
interests/predecessor business, net....     3,353          1,930          1,138          (212)
                                         --------  -------------  -------------  -------------
Net income.............................   $11,704        $11,661         $7,786           $288
                                         ========  =============  =============  =============
Net income per weighted average
share..................................      $.85          $1.19          $1.05           $.05
                                         ========  =============  =============  =============
Weighted average common shares
outstanding............................    13,733          9,792          7,416          5,326
                                         ========  =============  =============  =============
Distribution per common share(1).......     $1.81         $1.335          $1.78          $.077
                                         ========  =============  =============  =============
OTHER DATA:
Total properties (at end of period)....        81             52             46             31             24
Total sites (at end of period).........    28,785         16,888         14,318          9,036          6,349
BALANCE SHEET DATA:
Rental property, before accumulated
depreciation...........................  $588,813       $326,613       $257,030       $148,668        $74,145
Total assets...........................  $585,056       $325,104       $267,370       $157,462        $62,978
Total debt.............................  $185,000       $107,055        $62,931        $46,413        $60,629
Predecessor Business equity (deficit)..         _              _              _              _         $(275)
Stockholders' equity...................  $300,932       $177,593       $174,978        $92,985              _

(1) The distribution of $.445 per share for the fourth quarter of 1995 was declared and paid in January, 1996, and accordingly is not included in the $1.335.

(2) See the Consolidated Financial Statements of the Company included elsewhere herein.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1996 to year ended December 31, 1995

     For the year ended December 31, 1996, income before extraordinary item and minority interests increased by $8.4 million from $13.6 million to $22.0 million, when compared to the year ended December 31, 1995. The increase was due to increased revenues of $28.1 million while expenses increased by $19.7 million.

     Rental income increased by $26.9 million from $42.9 million to $69.8 million due primarily to the acquisition of 29 communities comprising in excess of 11,300 developed sites during 1996 and six additional communities comprising in excess of 2,200 developed sites during 1995.

     Other income increased by $1.1 million from $2.2 million to $3.3 million due to higher levels of interest income resulting primarily from investment of proceeds of financings and interest on mortgage notes receivable for a full year in 1996.

     Property operating and maintenance expenses increased by $6.2 million from $9.8 million to $16.0 million due primarily to the acquired communities.

     Real estate taxes increased by $2.7 million from $3.0 million to $5.7 million due primarily to the acquired communities.

     General and administrative expenses increased by $1.0 million from $2.5 million to $3.5 million due primarily to additional staff as a result of the Company's growth.

     Interest expense increased by $4.9 million from $6.4 million to $11.3 million due to higher levels of borrowings at a slightly higher weighted average interest rate. Included in interest is amortization of deferred finance costs of $.2 million and $.6 million in 1996 and 1995, respectively.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $18.3 million from $29.8 million to $48.1 million. EBITDA as a percent of revenues was 65.7% compared to 66.0 percent in 1995.

     Depreciation and amortization expense increased by $5.2 million from $9.7 million to $14.9 million due primarily to the acquisition of communities in 1996 and 1995.

Comparison of year ended December 31, 1995 to year ended December 31, 1994

     For the year ended December 31, 1995, income before minority interests increased by $4.7 million from $8.9 million to $13.6 million, when compared to the year ended December 31, 1994. The increase was due to increased revenues of $12.7 million while expenses increased by $8.1 million.

     Rental income increased by $12.4 million from $30.5 million to $42.9 million due primarily to the acquisition of fifteen communities comprising in excess of 5,100 developed sites during 1994 and six additional communities throughout 1995 comprising in excess of 2,200 developed sites.

     Property operating and maintenance expenses increased by $2.4 million from $7.4 million to $9.8 million due primarily to the acquired communities.

     Real estate taxes increased by $.8 million from $2.2 million to $3.0 million due primarily to the acquired communities.

     General and administrative expenses increased by $.5 million from $2.0 million to $2.5 million due primarily to additional staff as a result of the Company's growth.

     Interest expense increased by $1.5 million from $4.9 million to $6.4 million due to higher levels of borrowings partially offset by lower interest rates and increased capitalization of interest in conjunction with the Company's community expansions. Included in interest is amortization of deferred finance costs of $.6 million and $.3 million in 1995 and 1994, respectively.

     EBITDA increased by $9.0 million from $20.8 million to $29.8 million. EBITDA as a percent of revenues was 66.0 percent compared to 64.2 percent in 1994.

     Depreciation and amortization expense increased by $2.8 million from $6.9 million to $9.7 million due primarily to the acquisition of communities in 1994 and 1995.

SAME PROPERTY INFORMATION

     The following table reflects property-level financial information as of and for the years ended December 31, 1996 and 1995. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1995. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,218 sites where the Company's interest is in the form of a shared appreciation mortgage note.

                                            SAME PROPERTY     TOTAL PORTFOLIO
                                          ------------------  ----------------
                                            1996      1995     1996     1995
                                          --------  --------  -------  -------
                                            (in thousands)     (in thousands)
  Property revenues, including other       $42,278   $39,125  $70,359  $43,544
                                          --------  --------  -------  -------

  Property operating expenses:
  Property operating and maintenance         9,705     9,158   15,970    9,838
  Real estate taxes                          3,059     2,713    5,654    2,981
                                          --------  --------  -------  -------
  Property operating expenses               12,764    11,871   21,624   12,819
                                          --------  --------  -------  -------

  Property EBITDA                          $29,514   $27,254  $48,735  $30,725
                                          ========  ========  =======  =======

  Number of properties                          46        46       81       52
  Developed sites                           14,805    14,646   28,785   16,888
  Occupied sites                            13,961    13,624   26,865   15,846
  Occupancy %                                94.3%     93.0%    93.3%    93.8%
  Weighted average monthly rent per site   $   242   $   231  $   250  $   234
  Sites available for development            1,795     1,729    3,268    2,324
  Sites in development                         401       167      779      474


     On a same property basis, property revenues increased by $3.2 million from $39.1 million to $42.3 million, or 8.1 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass-throughs. Also contributing to revenue growth was the increase of 337 leased sites at December 31, 1996 compared to December 31, 1995.

     Property operating expenses increased by $.9 million from $11.9 million to $12.8 million, or 7.5 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $2.2 million from $27.3 million to $29.5 million, or 8.3 percent.

     Sites available for development in the total portfolio increased by 944 from 2,324 to 3,268 with 779 of those sites in development in our markets in Michigan, Indiana and Texas.

LIQUIDITY SOURCES AND REQUIREMENTS

     Cash and cash equivalents increased by $9.1 million to $9.2 million at December 31, 1996 compared to $.1 million at December 31, 1995 primarily because cash provided by operating and financing activities exceeded investments in rental properties.

     Net cash provided by operating activities increased by $10.4 million from $25.0 million to $35.4 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This increase was due primarily to increases in non-cash expenses and accounts payable and other liabilities.

     Net cash used in investing activities increased by $36.4 million from $40.5 million to $76.9 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This was due primarily to an increased level of acquisitions and investments in rental properties.

     Net cash provided by financing activities increased by $40.4 million from $10.2 million to $50.6 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995. This was due to increased proceeds from equity offerings and the dividend reinvestment plan partially offset by the change in net borrowings.

     During the second quarter the Company (I) issued 4.8 million shares of common stock at $26.125 per share resulting in net proceeds of approximately $118.3 million; (ii) sold $150 million of five and seven year notes resulting in net proceeds of approximately $148.7 million; (iii) obtained a $30 million 18 month secured term loan; (iv) issued $4.2 million of common OP units and $35.8 million of preferred OP units; and (v) replaced an $85 million secured line of credit with a $75 million, 42 month unsecured line of credit.

     These proceeds were utilized to acquire the Aspen Properties for approximately $226 million and to retire substantially all of the Company's previously outstanding secured debt. At December 31, 1996, seven of the Company's properties comprising approximately 3,400 sites collateralized secured borrowings. The $150 million of notes are rated "Baa3" by Moody's Investors Service, "BBB-" by Standard & Poor's Ratings Services and "BBB-" by Fitch Investors Service.

     The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and proceeds from the Company's Dividend Reinvestment Plan. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

     The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.50% and is due November 1, 1999.

     At December 31, 1996, the Company's debt to total market capitalization approximated 22% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 7.42%.

     Capital expenditures for 1996 included recurring capital expenditures of $2.5 million and revenue producing capital expenditures of $1.2 million which principally consisted of water metering programs.

     Development costs, including land acquisitions of $2.7 million, aggregated $13.2 million for the year ended at December 31, 1996. The acquisition of incremental sites in owned communities where sites are being leased by the former owners aggregated $1.4 million in 1996.

RATIO OF EARNINGS TO FIXED CHARGES

     The Company's ratio of earnings to fixed charges for the years ended December 31, 1993, 1994, 1995, and 1996 was 1.05:1, 2.79:1, 3.03:1, and 2.49:1,
respectively.

INFLATION

     Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

OTHER

     Industry analysts consider funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. It is defined as income before minority interests plus non-cash items such as depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.



                    Quarters
                    Ended           1994     1995     1996
                    ---------------------------------------
                    March 31      $ 3,359  $ 5,288  $ 6,201
                    June 30         3,357    5,878    8,960
                    September 30    4,096    5,998    9,652
                    December 31     5,021    6,114   10,282
                                  -------  -------  -------
                                  $15,833  $23,278  $35,095
                                  =======  =======  =======



    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 128 Earnings Per Share ("EPS"). This Statement simplifies the previous standards for computing EPS and makes such standards comparable to international EPS standards. This Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and it requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     The Company will adopt Statement 128 as of December 31, 1997 (earlier adoption is not permitted). The Company cannot presently determine the impact of adoption of Statement 128 as it cannot anticipate its capital structure and stock prices at December 31, 1997. Had the Company adopted Statement 128 in 1996, the impact would have been immaterial as the Company has few dilutive securities.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are filed herewith under
Item 14.


    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in the Company's independent public accountants during the past two fiscal years and the Company does not disagree with such accountants on any matter of accounting principles, practices or financial statement disclosure.


                                   PART III

     The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                   PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K

     (a)  The following documents are filed herewith as part of this Form
          10-K:

     (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

     (2) A list of the financial statement schedules required to be filed as a part of this Form 10-K is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

     (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K regarding events occurring during the months included in the fourth quarter of the Company's fiscal year.

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGES

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . .   F-2


Financial Statements:

   Consolidated Balance Sheet as of December 31, 1996 and 1995  . . . . .   F-3

   Consolidated Statement of Income
         for the Years Ended December 31, 1996, 1995 and 1994 . . . . . .   F-4

   Consolidated Statement of Stockholders' Equity for the Years
         Ended December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .   F-5

   Consolidated Statement of Cash Flows for the
         Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . . .   F-6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . .   F-7


Schedule III - Real Estate and Accumulated Depreciation . . . . . . . . .   F-12

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sun Communities, Inc.:

We have audited the accompanying consolidated balance sheet of Sun Communities, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the consolidated financial statement schedule listed under 14(a)(2) of this form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Communities, Inc. as of December 31, 1996 and 1995 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.

Detroit, Michigan
February 25, 1997

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996 AND 1995
(AMOUNTS IN THOUSANDS)


                                       ASSETS                                 1996                   1995
                                                                              ----                   ----
Investment in rental property, net                                        $   558,278           $   310,030

Cash and cash equivalents                                                       9,236                   121
Investment in Sun Home Services, Inc. ("SHS")                                   5,103                 3,187
Other assets                                                                   12,439                11,766
                                                                          -----------           -----------

              Total assets                                                $   585,056           $   325,104
                                                                          ===========           ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Debt                                                                  $   185,000           $   107,055
    Accounts payable and accrued expenses                                       7,718                 2,451
    Deposits and other liabilities                                              9,123                 6,123
                                                                          -----------           -----------
                                                                              201,841               115,629
                                                                          -----------           -----------

Minority interests                                                             82,283                31,882
                                                                          -----------           -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
         authorized, none issued
    Common stock, $.01 par value, 100,000 shares
         authorized, 15,389 and 9,931 issued and
         outstanding in 1996 and 1995, respectively                               154                    99
    Paid-in capital                                                           328,321               193,575
    Officers' notes                                                            (9,173)               (8,650)
    Distributions in excess of accumulated earnings                           (18,370)               (7,431)
                                                                          -----------           -----------

         Total stockholders' equity                                           300,932               177,593
                                                                          -----------           -----------

              Total liabilities and stockholders' equity                  $   585,056           $   325,104
                                                                          ===========           ===========





   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                          1996            1995           1994
                                                                                          ----            ----           ----
REVENUES
    Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  69,849       $  42,909       $  30,461
    Income from SHS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       506             325             432
    Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,844           1,878           1,450
                                                                                      ---------       ---------       ---------

      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    73,199          45,112          32,343
                                                                                      ---------       ---------       ---------

EXPENSES
    Property operating and maintenance  . . . . . . . . . . . . . . . . . . . . . . .    15,970           9,838           7,404
    Real estate taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,654           2,981           2,167
    General and administrative  . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,458           2,535           2,005
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .    14,887           9,747           6,949
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,277           6,420           4,894
                                                                                      ---------       ---------       ---------

      Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51,246          31,521          23,419
                                                                                      ---------       ---------       ---------

Income before extraordinary item and minority interests   . . . . . . . . . . . . . .    21,953          13,591           8,924

Extraordinary item, early extinguishment of debt  . . . . . . . . . . . . . . . . . .    (6,896)             --              --
                                                                                      ---------       ---------       ---------

Income before minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . .    15,057          13,591           8,924

Less income allocated to minority interests:
      Preferred OP Units  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,670              --              --
      Common OP Units   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,683           1,930           1,138
                                                                                      ---------       ---------       ---------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  11,704       $  11,661       $   7,786
                                                                                      =========       =========       =========

Earnings per share:
      Income before extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . $    1.35       $    1.19       $    1.05
      Extraordinary item  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (.50)             --              --
                                                                                      ---------       ---------       ---------

      Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     .85       $    1.19       $    1.05
                                                                                      =========       =========       =========
Weighted average common shares outstanding  . . . . . . . . . . . . . . . . . . . . .    13,733           9,792           7,416
                                                                                      =========       =========       =========



   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                                                    DISTRIBUTIONS
                                                                                  COMMON            PAID-IN           IN EXCESS
                                                                                   STOCK            CAPITAL          OF EARNINGS
                                                                                 ----------         -------        ---------------
Balance, January 1, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  53         $   93,053         $     (122)

Issuance of 4,131 shares of common stock  . . . . . . . . . . . . . . . . . . . .      42             85,765

Reclassification of minority interests  . . . . . . . . . . . . . . . . . . . . .                      2,126

Net income for the year ended December 31, 1994 . . . . . . . . . . . . . . . . .                                         7,786

Cash distributions of $1.78 per share . . . . . . . . . . . . . . . . . . . . . .                                       (13,725)
                                                                                    -----         ----------         ----------

Balance, December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . .      95            180,944             (6,061)

Issuance of 400 shares of common stock for officer notes  . . . . . . . . . . . .       4              8,646

Exercise of stock options and other, net  . . . . . . . . . . . . . . . . . . . .                        887

Reclassification and conversion of minority interests . . . . . . . . . . . . . .                      3,098

Net income for the year ended December 31, 1995 . . . . . . . . . . . . . . . . .                                        11,661

Cash distributions declared of $1.335 per share . . . . . . . . . . . . . . . . .                                       (13,031)
                                                                                    -----         ----------         ----------

Balance, December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . .      99            193,575             (7,431)

Issuance of 4,807 shares of common stock  . . . . . . . . . . . . . . . . . . . .      48            118,245

Dividend reinvestment plan and other, net . . . . . . . . . . . . . . . . . . . .       7             15,198

Reclassification and conversion of minority interests . . . . . . . . . . . . . .                      1,303

Net income for the year ended December 31, 1996 . . . . . . . . . . . . . . . . .                                        11,704

Cash distributions declared of $1.81 per share  . . . . . . . . . . . . . . . . .                                       (22,643)
                                                                                    -----         ----------         ----------

Balance, December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 154         $  328,321         $  (18,370)
                                                                                    =====         ==========         ==========




   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(AMOUNTS IN THOUSANDS)

                                                                                      1996              1995              1994
                                                                                 ------------      ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    11,704       $   11,661       $     7,786
  Adjustments to reconcile net income to
         cash provided by operating activities:
     Income allocated to minority interests   . . . . . . . . . . . . . . . . .        1,683            1,930             1,138
     Extraordinary item, net of prepayment penalties  . . . . . . . . . . . . .        1,390               --                --
     Depreciation and amortization costs  . . . . . . . . . . . . . . . . . . .       14,887            9,747             6,949
     Deferred financing costs   . . . . . . . . . . . . . . . . . . . . . . . .          236              598               325
     Increase in other assets   . . . . . . . . . . . . . . . . . . . . . . . .       (2,659)          (3,474)           (1,505)
     Increase in accounts payable and
         other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        8,173            4,521               192
                                                                                 -----------       ----------       -----------
     Net cash provided by operating activities  . . . . . . . . . . . . . . . .       35,414           24,983            14,885
                                                                                 -----------       ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties . . . . . . . . . . . . . . . . . . . . . . .      (78,722)         (38,214)          (78,644)
  Investment in notes receivable  . . . . . . . . . . . . . . . . . . . . . . .           --           (4,143)               --
  Investment in SHS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,804            1,872            (7,131)
                                                                                 -----------       ----------       -----------
     Net cash used in investing activities  . . . . . . . . . . . . . . . . . .      (76,918)         (40,485)          (85,775)
                                                                                 -----------       ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sales of common stock . . . . . . . . . . . . . . . . . . .      117,770               --            85,806
  Proceeds from borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      185,000           41,257                --
  Repayments on borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .     (241,114)         (10,077)           (3,587)
  Payments for deferred financing costs . . . . . . . . . . . . . . . . . . . .         (277)            (990)             (675)
  Distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (25,965)         (19,832)          (11,463)
  Retirement of operating partnership units . . . . . . . . . . . . . . . . . .           --           (1,001)               --
  Dividend reinvestment plan and other, net . . . . . . . . . . . . . . . . . .       15,205              887                --
                                                                                 -----------       ----------       -----------
     Net cash provided by financing activities  . . . . . . . . . . . . . . . .       50,619           10,244            70,081
                                                                                 -----------       ----------       -----------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . .        9,115           (5,258)             (809)
Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . .          121            5,379             6,188
                                                                                 -----------       ----------       -----------
Cash and cash equivalents, end of year  . . . . . . . . . . . . . . . . . . . .  $     9,236       $      121       $     5,379
                                                                                 ===========       ==========       ===========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of $380,
         $192 and $58 in 1996, 1995 and 1994, respectively  . . . . . . . . . .  $     9,958       $    5,499       $     4,458
  Noncash investing and financing activities:
     Increase in minority interests for rental properties and other assets  . .       53,437           15,444             9,934
     Debt assumed for rental properties and other   . . . . . . . . . . . . . .      134,059           12,944            20,105
     Transfer of rental homes with SHS  . . . . . . . . . . . . . . . . . . . .       (3,720)           4,018                --
     Issuance of common stock for officers' notes   . . . . . . . . . . . . . .          523            8,650                --




   The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES:

    A. BUSINESS: Sun Communities, Inc. and its subsidiaries (the "Company") is a real estate investment trust ("REIT") which owns and operates 81 manufactured housing communities located in 12 states concentrated principally in the Midwest and Southeast comprising approximately 28,800 developed sites and approximately 3,300 sites suitable for development. The Company generally will not be subject to federal or state income taxes to the extent it distributes its REIT taxable income to its stockholders.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned subsidiaries. The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the 17.8 million OP Units outstanding, the Company owns 15.4 million or 86.7 percent. The minority interest is adjusted to its relative ownership interest annually by reclassification to paid in capital.

        Also included in minority interest are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing an annual dividend of 7% and redeemable at par in June, 2002. The POP Units are convertible one-for-one into OP Units at prices up to $31.50 per share. At prices above $31.50 per share, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of stock price appreciation above $36 per share. The denominator is the then stock price.

        SHS provides sales, brokerage and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.

    C. RENTAL PROPERTY: Rental property is recorded at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives.

    D. CASH & CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES, CONTINUED:


    E. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants range from month-to-month to twelve years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

    F. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of financial instruments which includes cash and cash investments, mortgages and notes receivable, and debt approximates fair value.

    G. TAX STATUS OF DIVIDENDS: Approximately 56.6, 47.8, and 40.2 percent of the distributions paid in 1996, 1995, and 1994, respectively, represent a return of capital. The return of capital is subject to significant variability depending primarily on the extent and financing of acquisitions and the incurrence of nonoperating transactions entering into the determination of taxable income.

    H. RECLASSIFICATIONS: Certain 1994 and 1995 amounts have been reclassified to conform with the 1996 financial statement presentation. Such reclassifications have no effect on operations as originally presented.

2.  ACQUISITIONS:

    During 1996, the Company acquired 29 manufactured housing communities comprising in excess of 11,350 development sites and 500 sites suitable for development. The cost of acquisitions aggregated $247.9 million, consisting of $229.2 million in the second quarter and $18.7 million in the fourth quarter. Consideration consisted of $134.1 million in the assumption or issuance of debt, $53.4 million in issuance of Common and Preferred OP Units and $60.4 million of cash.

    During 1995, the Company acquired six manufactured housing communities comprising in excess of 2,200 developed sites and 425 expansion sites. The cost of the acquisitions aggregated $52 million, consisting of $24 million, $17 million, and $11 million in the first three quarters, respectively. Consideration consisted of $12 million in the assumption or issuance of debt, $15 million in issuance of OP Units and $25 million of cash borrowed under the Company's line of credit.

    These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with an acquisition, the Company is obligated to issue $12.1 million of OP Units through 2009 based on the per unit price of the OP Units on each annual date.

    The following unaudited table of pro forma information has been prepared as if the Company's acquisition of six manufactured housing communities in 1995 and 29 manufactured housing communities in 1996 had occurred as of January 1, 1995. In management's opinion, the pro forma information is not necessarily indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 of each year. In the following table, the amounts are in thousands except per share amounts:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994



2.  ACQUISITIONS, CONTINUED:

                                                                                                PRO FORMA FOR THE
                                                                                                   YEAR ENDED
                                                                                                   DECEMBER 31
                                                                                         ------------------------------
                                                                                                   (UNAUDITED)
                                                                                         ------------------------------
                                                                                            1996                1995
                                                                                         -----------         ----------
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    86,080         $   80,071
    Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    56,527         $   52,611
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    21,900         $   17,744
    Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1.26         $     1.04

    Net income has not been reduced for minority interests and net income per share assumes that all OP Units have been converted to shares of the Company's common stock. Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense and general and administrative expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

3.  RENTAL PROPERTY:                                                                           AT  DECEMBER 31
                                                                                         ----------------------------
                                                                                             1996             1995
                                                                                         -----------       ----------
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    58,943       $   32,565
    Land improvements and buildings . . . . . . . . . . . . . . . . . . . . . . . . . .      510,726          282,121
    Furniture, fixtures, equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .        9,826            9,852
    Property under development  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,318            2,075
                                                                                         -----------       ----------
                                                                                             588,813          326,613
         Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . .      (30,535)         (16,583)
                                                                                         -----------       ----------
                                                                                         $   558,278       $  310,030
                                                                                         ===========       ==========

    Land improvements and buildings consist primarily of infrastructure, roads, landscaping, and clubhouses, maintenance buildings and amenities.

4.  NOTES RECEIVABLE:

    Included in other assets are $4.2 million of second and third mortgage notes collateralized by manufactured housing communities located in Alberta, Canada bearing interest at an average rate of 17 percent. The principal is due in April 2000 and the Company is entitled to 73 percent of excess cash flow, as defined.

    The officers' notes are 10 year, LIBOR +1.75% notes collateralized by 420,000 shares of the Company's common stock with personal liability up to approximately $5 million. Interest income of $.6 million has been recognized in 1996 and 1995. At December 31, 1996, accrued interest approximated $.3 million of which $.2 million was paid in January, 1997.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1996, 1995 AND 1994

5.  DEBT:

                                                                                                AT DECEMBER 31
                                                                                         ------------------------------
                                                                                             1996               1995
                                                                                         -----------         ----------
    Secured term loan, interest at LIBOR plus
          1.50% (7% at December 31, 1996), due
          November 1, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    35,000
    Senior notes, interest at 7.375%, due May 1, 2001 . . . . . . . . . . . . . . . . .       65,000
    Senior notes, interest at 7.625%, due May 1, 2003 . . . . . . . . . . . . . . . . .       85,000
    Prior year debt, repaid April, 1996 . . . . . . . . . . . . . . . . . . . . . . . .         --           $  107,055
                                                                                         -----------         ----------
                                                                                         $   185,000         $  107,055
                                                                                         ===========         ==========

    The Company has a $75 million unsecured line of credit at LIBOR plus 1.50% on which no balance was owing at December 31, 1996. Fees and costs incurred to obtain financing are amortized on a straight-line basis over the terms of the respective loans.

    The Company intends to refinance the secured term loan for a ten year period during 1997 and has hedged its interest rate exposure utilizing 10-year U.S. Treasury Bonds. The realized gain or loss on the hedged position (unrealized loss of $1.3 million at December 31, 1996) will be amortized as an adjustment to interest expense over the term of the refinanced secured debt.

    The extraordinary item of $6.9 million results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

6.  STOCK OPTIONS:

    Data pertaining to stock option plans are as follows:

                                                                        1996                 1995               1994
                                                                     -----------         -----------         ----------
    Options outstanding, January 1  . . . . . . . . . . . . . . . .      301,167             300,000            200,000
    Options granted . . . . . . . . . . . . . . . . . . . . . . . .      482,950             375,430            100,000
        Option price  . . . . . . . . . . . . . . . . . . . .    $26.625-$28.637     $21.625-$24.875      $22.50-$22.75
    Options exercised . . . . . . . . . . . . . . . . . . . . . . .       16,683             356,763                 --
        Option price  . . . . . . . . . . . . . . . . . . . . . .    $20-$23.125         $20-$21.625
    Options forfeited . . . . . . . . . . . . . . . . . . . . . . .         --                17,500                 --
        Option price  . . . . . . . . . . . . . . . . . . . . . . .                   $22.00-$23.125
    Options outstanding, December 31  . . . . . . . . . . . . . . .      767,434             301,167            300,000
        Option price  . . . . . . . . . . . . . . . . . . . . . .    $20-$28.637         $20-$24.875         $20-$22.75
    Options exercisable, December 31  . . . . . . . . . . . . . . .      359,616             232,833            220,000

    At December 31, 1996, 322,000 shares of common stock were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. The plans provide for the grant of up to 1,485,000 options. At December 31, 1996, the weighted average remaining contractual life relating to options was 8.5 years.

    The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Block-Scholes option-pricing model with the following assumptions for options granted in:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994


6.  STOCK OPTIONS, CONTINUED:

                                                                                             1996               1995
                                                                                         -----------         ----------
    Estimated fair value per share of options granted during year . . . . . . . . . . .      $1.94              $2.22

    Assumptions:
          Annualized dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . .       6.9%               7.7%
          Common stock price volatility . . . . . . . . . . . . . . . . . . . . . . . .      15.1%              15.3%
          Risk-free rate of return  . . . . . . . . . . . . . . . . . . . . . . . . . .       6.2%               6.4%
          Expected option term (in years) . . . . . . . . . . . . . . . . . . . . . . .          8                  8

    This accounting would have resulted in net income of $11.5 million and $11.1 million and net income per share of $.84 and $1.13 in 1996 and 1995, respectively.

7.  QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following unaudited quarterly amounts are in thousands, except for per share amounts:



                                                                    FIRST            SECOND            THIRD          FOURTH
                                                                   QUARTER           QUARTER          QUARTER         QUARTER
                                                                  MARCH 31         JUNE 30(B)         SEPT. 30        DEC. 31
                                                                  --------         ----------         --------        -------
    1996
    Total revenues  . . . . . . . . . . . . . . . . . . . . . .  $    12,442       $   18,149       $    20,862      $   21,746
    Operating income (a)  . . . . . . . . . . . . . . . . . . .  $     8,254       $   12,063       $    13,538      $   14,262
    Income before allocation to minority interests  . . . . . .  $     3,456       $    5,647       $     6,278      $    6,572
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $     2,937       $    4,631       $     5,012      $    5,230
    Weighted average common shares outstanding  . . . . . . . .       10,013           14,489            15,092          15,337
    Earnings per common share . . . . . . . . . . . . . . . . .  $       .29       $      .32       $       .33      $      .34

    1995
    Total revenues  . . . . . . . . . . . . . . . . . . . . . .  $     9,770       $   11,250       $    11,906      $   12,186
    Operating income (a)  . . . . . . . . . . . . . . . . . . .  $     6,420       $    7,386       $     7,780      $    8,172
    Income before allocation to minority interests  . . . . . .  $     3,206       $    3,567       $     3,525      $    3,293
    Net income  . . . . . . . . . . . . . . . . . . . . . . . .  $     2,867       $    3,018       $     2,984      $    2,792
    Weighted average common shares outstanding  . . . . . . . .        9,458            9,890             9,906           9,924
    Earnings per common share . . . . . . . . . . . . . . . . .  $      0.30       $     0.31       $      0.30      $     0.28

    (a) Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense, and general and administrative expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization and interest expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

    (b) Net income and earnings per share are presented before an extraordinary item arising from debt extinguishment of which $6,106 or $.42 per share is attributable to common stockholders.

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
(AMOUNTS IN THOUSANDS)

                                                                                                               COST CAPITALIZED
                                                                                        INITIAL COST            SUBSEQUENT TO
                                                                                         TO COMPANY              ACQUISITION
                                                                                   ----------------------        ------------
                                                                                                 BUILDING        IMPROVEMENTS
                                                                                                   AND           ------------
   PROPERTY NAME                   LOCATION                ENCUMBRANCE             LAND          FIXTURES            LAND
   -------------                   --------                -----------             ----          --------            ----
Allendale                        Allendale, MI                                   $     393       $    3,684              -
Alpine                           Grand Rapids, MI                                      729            6,692              -
Arbor Terrace                    Bradenton, FL                                         481            4,410              -
Ariana Village                   Lakeland, FL                       -                  240            2,195              -
Bedford Hills                    Battle Creek, MI                   -  (1)           1,265           11,562              -
Bonita Lake                      Bonita Springs, FL                 -                  285            2,641              -
Boulder Creek                    Pflugerville, TX                   -                1,000              500              -
Branch Creek                     Austin, TX                         -                  796            3,716              -
Breezy Hill                      Pompano Beach, FL                  -                1,778           16,085              -
Brentwood                        Kentwood, MI                       -                  385            3,592              -
Brookside Village                Goshen, IN                         -                  260            1,080       $    386
Byron Center                     Byron Center, MI                   -                  257            2,402              -
Candlelight Village              Chicago Heights, IL                -                  600            5,623              -
Candlewick Court                 Owosso, MI                         -                  125            1,900            132
Catalina                         Middletown, OH                     -                  653            5,858              -
Chain O'Lakes                    Grand Island, FL                   -                  551            5,003              -
Chisholm Point                   Pflugerville, TX                   -                  609            5,286              -
Clearwater Village               South Bend, IN                     -                   80            1,270             61
Cobus Green                      Elkhart, IN                        -                  762            7,037              -
College Park Estates             Canton, MI                         -                   75              800            174
Continental Estates              Davison, MI                        -                1,625           16,581              -
Country Acres                    Cadillac, MI                       -                  380            3,495              -
Country Meadows                  Flat Rock, MI                      -                  924            7,583            296
Countryside Village              Perry, MI                          -  (1)             275            3,920            185
Creekwood Meadows                Burton, MI                         -                  808            2,043              -
Cutler Estates                   Grand Rapids, MI                   -  (1)             822            7,604              -
Douglas Estates                  Austell, GA                        -                  508            2,125              -
Edwardsville                     Edwardsville, KS                   -  (1)             425            8,805            541
Fisherman's Cove                 Flint, MI                          -                  380            3,438              -
Flagview Village                 Douglasville, GA                   -                  508            2,125              -
Four Seasons                     Ankeny, IO                         -                  890            8,054              -

                           COST CAPITALIZED
                            SUBSEQUENT TO
                             ACQUISITION             GROSS AMOUNT
                           --------------             CARRIED AT
                            IMPROVEMENTS          DECEMBER 31, 1996
                           --------------      -----------------------
                             BUILDING                         BUILDING
                               AND                              AND                           ACCUMULATED          DATE OF
   PROPERTY NAME             FIXTURES          LAND           FIXTURES           TOTAL        DEPRECIATION       ACQUISITION
   -------------             --------          ----           --------           -----        ------------       -----------
Allendale                           -        $    393       $     3,684       $     4,077       $      62            1996
Alpine                              -             729             6,692             7,421             115            1996
Arbor Terrace                       -             481             4,410             4,891              76            1996
Ariana Village               $    159             240             2,354             2,594             202            1994
Bedford Hills                       -           1,265            11,562            12,827             200            1996
Bonita Lake                         -             285             2,641             2,926              45            1996
Boulder Creek                       -           1,000               500             1,500               -            1996
Branch Creek                    1,982             796             5,698             6,494             180            1995
Breezy Hill                         -           1,778            16,085            17,863             281            1996
Brentwood                           -             385             3,592             3,977              61            1996
Brookside Village               3,242             646             4,322             4,968             394            1985
Byron Center                        -             257             2,402             2,659              41            1996
Candlelight Village                 -             600             5,623             6,223              98            1996
Candlewick Court                  702             257             2,602             2,859             267            1985
Catalina                           95             653             5,953             6,606             643            1993
Chain O'Lakes                       -             551             5,003             5,554             143            1996
Chisholm Point                    758             609             6,044             6,653             255            1995
Clearwater Village                570             141             1,840             1,981             179            1986
Cobus Green                       213             762             7,250             8,012             745            1993
College Park Estates            4,254             249             5,054             5,303             418            1978
Continental Estates                 -           1,625            16,581            18,206             286            1996
Country Acres                       -             380             3,495             3,875              60            1996
Country Meadows                 5,469           1,220            13,052            14,272             778            1994
Countryside Village             1,313             460             5,233             5,693             494            1987
Creekwood Meadows                   -             808             2,043             2,851               -            1996
Cutler Estates                      -             822             7,604             8,426             130            1996
Douglas Estates                   191             508             2,316             2,824             243            1988
Edwardsville                      743             966             9,548            10,514           1,001            1987
Fisherman's Cove                  240             380             3,678             4,058             371            1993
Flagview Village                  167             508             2,292             2,800             245            1988
Four Seasons                        -             890             8,054             8,944             140            1996

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)

                                                                                                               COST CAPITALIZED
                                                                                        INITIAL COST            SUBSEQUENT TO
                                                                                         TO COMPANY              ACQUISITION
                                                                                   ----------------------        ------------
                                                                                                 BUILDING        IMPROVEMENTS
                                                                                                   AND           ------------
   PROPERTY NAME                   LOCATION                ENCUMBRANCE             LAND          FIXTURES            LAND
   -------------                   --------                -----------             ----          --------            ----
Golden Lakes                     Plant City, FL                     -                1,092            7,161              1
Grand                            Grand Rapids, MI                   -                  578            5,396              -
Hamlin                           Webberville, MI                    -                  125            1,675             77
Holiday Village                  Elkhart, IN                        -                  100            3,207            143
Indian Creek                     Ft. Myers Beach, FL                -                3,832           34,660              -
Island Lake                      Merritt Island, FL                 -                  700            6,431              -
Kensington Meadows               Lansing, MI                        -                  250            2,699              -
King's Court                     Traverse City, MI                  -                1,473           13,782              -
King's Lake                      Debary, FL                         -                  280            2,542              -
King's Pointe                    Winter Haven, FL                   -                  262            2,359              -
Kissimmee Gardens                Kissimmee, FL                      -                  594            5,522              -
Lake Juliana                     Auburndale, FL                     -                  335            2,848              -
Lake San Marino                  Naples, FL                         -                  650            5,760              -
Leesburg Landing                 Leesburg, FL                       -                   50              429              -
Liberty Farms                    Valparaiso, IN                     -                   66            1,201            116
Lincoln Estates                  Holland, MI                        -                  455            4,201              -
Maple Grove Estates              Dorr, MI                           -                   15              210             19
Maplewood                        Lawrence, IN                       -                  280            2,122              -
Meadow Lake Estates              White Lake, MI                     -                1,188           11,498            127
Meadowbrook                      Indianapolis, IN                   -                  927            3,833            331
Meadowbrook Estates              Monroe, MI                         -                  431            3,320            379
Meadowbrook Village              Tampa, FL                          -                  519            4,728              -
Meadows                          Nappanee, IN                       -                  300            2,300              3
Meadowstream Village             Sodus, MI                          -                  100            1,175            109
Orange Tree                      Orange City, FL                    -                  283            2,530              -
Paradise                         Chicago Heights, IL                -                  723            6,638              -
Parkwood                         Grand Blanc, MI                    -                  477            4,279              -
Pin Oak Parc                     St. Louis, MO                      -                1,038            3,250             44
Pine Hills                       Middlebury, IN                     -                   72              544             52

                           COST CAPITALIZED
                            SUBSEQUENT TO
                             ACQUISITION             GROSS AMOUNT
                           --------------             CARRIED AT
                            IMPROVEMENTS          DECEMBER 31, 1996
                           --------------      -----------------------
                             BUILDING                         BUILDING
                               AND                              AND                           ACCUMULATED          DATE OF
   PROPERTY NAME             FIXTURES          LAND           FIXTURES           TOTAL        DEPRECIATION       ACQUISITION
   -------------             --------          ----           --------           -----        ------------       -----------
Golden Lakes                    189           1,093             7,350             8,443             777            1993
Grand                             -             578             5,396             5,974              91            1996
Hamlin                          490             202             2,165             2,367             226            1984
Holiday Village                 692             243             3,899             4,142             421            1986
Indian Creek                      -           3,832            34,660            38,492             606            1996
Island Lake                      23             700             6,454             7,154             316            1995
Kensington Meadows              827             250             3,526             3,776             143            1995
King's Court                      -           1,473            13,782            15,255             233            1996
King's Lake                     380             280             2,922             3,202             240            1994
King's Pointe                    63             262             2,422             2,684             211            1994
Kissimmee Gardens                45             594             5,567             6,161             616            1993
Lake Juliana                    119             335             2,967             3,302             264            1994
Lake San Marino                   -             650             5,760             6,410             100            1996
Leesburg Landing                  -              50               429               479               9            1996
Liberty Farms                 1,520             182             2,721             2,903             239            1985
Lincoln Estates                   -             455             4,201             4,656              72            1996
Maple Grove Estates             216              34               426               460              47            1979
Maplewood                       371             280             2,493             2,773             260            1989
Meadow Lake Estates           1,059           1,315            12,557            13,872           1,119            1994
Meadowbrook                     708           1,258             4,541             5,799             471            1989
Meadowbrook Estates           5,285             810             8,605             9,415             881            1986
Meadowbrook Village              30             519             4,758             5,277             488            1994
Meadows                       1,644             303             3,944             4,247             375            1987
Meadowstream Village          1,016             209             2,191             2,400             241            1984
Orange Tree                      63             283             2,593             2,876             225            1994
Paradise                          -             723             6,638             7,361             114            1996
Parkwood                        215             477             4,494             4,971             465            1993
Pin Oak Parc                  1,058           1,082             4,308             5,390             335            1994
Pine Hills                    1,263             124             1,807             1,931             188            1980

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)

                                                                                                               COST CAPITALIZED
                                                                                        INITIAL COST            SUBSEQUENT TO
                                                                                         TO COMPANY              ACQUISITION
                                                                                   ----------------------        ------------
                                                                                                 BUILDING        IMPROVEMENTS
                                                                                                   AND           ------------
   PROPERTY NAME                   LOCATION                ENCUMBRANCE             LAND          FIXTURES            LAND
   -------------                   --------                -----------             ----          --------            ----
Pine Ridge                       Petersburg, VA                     -                  405            2,397              -
Plantation Manor                 Ft. Pierce, FL                     -                  950            8,891              -
Pleasure Cove                    Ft. Pierce, FL                     -                  550            5,005              -
Presidential                     Hudsonville, MI                    -                  680            6,314              -
Royal Country                    Miami, FL                          -  (1)           2,290           20,758              -
Saddle Oak Club                  Ocala, FL                          -                  730            6,743              -
Scio Farms                       Ann Arbor, MI                      -                2,300           22,659              -
Sherman Oaks                     Jackson, MI                        -  (1)             200            2,400            240
Siesta Bay                       Ft. Myers Beach, FL                -                2,051           18,549              -
Silver Star                      Orlando, FL                        -                1,067            9,685              -
Tallowwood                       Coconut Creek, FL                  -                  510            5,099              -
Timber Ridge                     Ft. Collins, CO                    -                  990            9,231              -
Timberbrook                      Bristol, IN                        -  (1)             490            3,400            101
Timberline Estates               Grand Rapids, MI                   -                  536            4,867              -
Town and Country                 Traverse City, MI                  -                  406            3,736              -
Valley Mills                     Indianapolis, IN                   -                  150            3,500              -
Water Oak Country Club Est.      Lady Lake, FL                      -                2,503           17,478              -
West Glen Village                Indianapolis, IN                   -                1,100           10,028              -
Whispering Palm                  Sebastian, FL                      -                  975            8,754              -
Woods Edge                       West Lafayette, IN                 -                  100            2,600              3
Worthington Arms                 Delaware, OH                       -                  376            2,624              -
Corporate Headquarters           Farmington Hills, MI               -                    -                -              -
                                                          -----------            ---------       ----------       --------
                                                                                 $  55,423       $  478,127       $  3,520
                                                                                 =========       ==========       ========
                           COST CAPITALIZED
                            SUBSEQUENT TO
                             ACQUISITION             GROSS AMOUNT
                           --------------             CARRIED AT
                            IMPROVEMENTS          DECEMBER 31, 1996
                           --------------      -----------------------
                             BUILDING                         BUILDING
                               AND                              AND                           ACCUMULATED          DATE OF
   PROPERTY NAME             FIXTURES          LAND           FIXTURES           TOTAL        DEPRECIATION       ACQUISITION
   -------------             --------          ----           --------           -----        ------------       -----------
Pine Ridge                        809             405             3,206             3,611             327            1986
Plantation Manor                   16             950             8,907             9,857             765            1994
Pleasure Cove                       -             550             5,005             5,555             434            1994
Presidential                        -             680             6,314             6,994             107            1996
Royal Country                     160           2,290            20,918            23,208           2,123            1994
Saddle Oak Club                   167             730             6,910             7,640             485            1995
Scio Farms                      1,749           2,300            24,408            26,708           1,157            1995
Sherman Oaks                    2,874             440             5,274             5,714             544            1986
Siesta Bay                          -           2,051            18,549            20,600             324            1996
Silver Star                         -           1,067             9,685            10,752             169            1996
Tallowwood                        126             510             5,225             5,735             455            1994
Timber Ridge                        -             990             9,231            10,221             156            1996
Timberbrook                     3,668             591             7,068             7,659             640            1987
Timberline Estates                198             536             5,065             5,601             439            1994
Town and Country                    -             406             3,736             4,142              64            1996
Valley Mills                      336             150             3,836             3,986             404            1989
Water Oak Country
 Club Est.                        873           2,503            18,351            20,854           1,968            1993
West Glen Village                 270           1,100            10,298            11,398             870            1994
Whispering Palm                     -             975             8,754             9,729             152            1996
Woods Edge                      1,192             103             3,792             3,895             376            1985
Worthington Arms                  740             376             3,364             3,740             347            1990
Corporate Headquarters          1,191               -             1,191             1,191             303         VARIOUS
                             --------        --------       -----------       -----------       ---------
                             $ 51,743        $ 58,943       $   529,870       $   588,813       $  30,535
                             ========        ========       ===========       ===========       =========

(1)  These communities collateralize $35 million of secured debt.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997

                                        SUN COMMUNITIES, INC.


                                        By   /s/ Gary A. Shiffman
                                           ---------------------------
                                             Gary A. Shiffman, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                      TITLE                              DATE
----                              ----------------------                --------------
/s/ Milton M. Shiffman            Chairman of the Board                 March 28, 1997
----------------------            of Directors
Milton M. Shiffman

/s/ Gary A. Shiffman              Chief Executive                       March 28, 1997
--------------------              Officer, President
Gary A. Shiffman                  and Director

/s/ Jeffrey P. Jorissen           Senior Vice President,                March 28, 1997
-----------------------           Chief Financial
Jeffrey P. Jorissen               Officer, Treasurer,
                                  Secretary
                                  and Principal
                                  Accounting Officer

/s/ Carl R. Weinert               Director                              March 28, 1997
-------------------
Carl R. Weinert

/s/ Paul D. Lapides               Director                              March 28, 1997
-------------------
Paul D. Lapides

/s/ Ted J. Simon                  Director                              March 28, 1997
----------------
Ted J. Simon

/s/ Clunet R. Lewis               Director                              March 28, 1997
-------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki            Director                              March 28, 1997
----------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss               Director                              March 28, 1997
-------------------
Arthur A. Weiss

                                EXHIBIT INDEX

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                  DESCRIPTION                                     PAGE
------   -------------------------------------------------------------------------  ------------
2.1      Form of Common Stock Certificate                                               (1)
2.2      Master Contribution and Sale Agreement pertaining to the Aspen Properties      (2)
2.3      Contribution Agreement pertaining to Leesburg Landing
2.4      Contribution Agreement pertaining to Continental Estates
3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc.        (1)
3.2      Bylaws of Sun Communities, Inc.                                                (3)
4.1      Indenture, dated as of April 24, 1996, among the Operating Partnership,        (4)
         the Company and Bankers Trust Company, as Trustee
4.2      Form of Note for the 2001 Notes                                                (4)
4.3      Form of Note for the 2003 Notes                                                (4)
10.1     Second Amended and Restated Agreement of Limited Partnership of Sun
         Communities Operating Limited Partnership
10.2     Amended and Restated 1993 Stock Option Plan#
10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan#
10.4     Form of Stock Option Agreement between the Company and certain                 (1)
         directors, officers and other individuals#
10.5     Form of Non-Employee Director Stock Option Agreement between the Company       (5)
         and certain directors#
10.6     Employment Agreement between the Company and Gary A. Shiffman#
10.7     Agreement regarding termination of Robert B. Bayer's Employment                (6)
         Agreement#
10.8     Registration Rights and Lock-Up Agreement with the Company                     (5)
10.9     Revolving Credit Agreement with NBD Bank, N.A.                                 (5)
10.10    Line of Credit Agreement with Lehman Brothers Holdings Inc.                    (3)
10.11    Property Management and Leasing Agreement between the Financing                (5)
         Partnership and Sun Management, Inc.
10.12    Property Management and Leasing Termination Agreement between the
         Financing Partnership and Sun Management, Inc.
10.13    Purchase Agreement with respect to Mortgage Debt                               (1)
10.14    Credit Agreement between Fort McMurray Housing Inc. and Sun Communities        (3)
         Alberta Limited Partnership
10.15    First Amending Agreement to Credit Agreement between Fort McMurray             (3)
         Housing Inc. and Sun Communities Alberta Limited Partnership
10.16    Demand Note Agreement from Sun Communities Operating Limited Partnership       (3)
         to NBD Bank, Canada
10.17    Fee and Commission Agreement between Sun Communities Operating Limited         (3)
         Partnership and Fort McMurray Housing Inc.

                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER                                  DESCRIPTION                                     PAGE
------   -------------------------------------------------------------------------  ------------
10.18    $1,022,538.12 Promissory Note from Gary A. Shiffman to the Company            (7)
10.19    $1,022,538.13 Promissory Note from Gary A. Shiffman to the Company            (7)
10.20    $6,604,923.75 Promissory Note from Gary A. Shiffman to the Company            (7)
10.21    Stock Pledge Agreement between Gary A. Shiffman and the Company               (7)
         for 94,570 shares of Company stock
10.22    Stock Pledge Agreement between Gary A. Shiffman and the Company               (7)
         for 305,430 shares of Company stock
10.23    Registration Rights Agreement between Gary A. Shiffman and the                (3)
         Company
10.24    Registration Rights and Lock Up Agreement among the Company and               (3)
         the partners of Miami Lakes Venture Associates, as amended
10.25    Registration Rights and Lock Up Agreement among the Company and               (3)
         the partners of Scio Farms Estates Limited Partnership
10.26    Registration Rights and Lock Up Agreement among the Company and               (3)
         the partners of Kensington Meadows Associates
10.27    Registration Rights and Lock Up Agreement among the Company and certain affiliates of Aspen Enterprises, Ltd. (Preferred OP
         Units)
10.28    Registration Rights and Lock Up Agreement among the Company and certain affiliates of Aspen Enterprises, Ltd. (Common OP Units)
10.29    Registration Rights Agreement among the Company and the partners of S&K Smith Co.
10.30    Employment Agreement between the Company and Jeffrey P. Jorissen#
12.1     Calculation of Ratios of Earnings to Fixed Charges
21       List of Subsidiaries
23       Consent of Coopers & Lybrand L.L.P., independent accountants
27       Financial Data Schedule


(1) Incorporated by reference to the Company's Registration Statement No. 33-69340.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated March 20, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated April 24, 1996.

(5) Incorporated by reference to the Company's Registration Statement No. 33-80972.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.