Form 10-Q
period 1997-03-31
SUN COMMUNITIES INC
filed 1997-05-12
CIK 912593

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 /x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

          15,959,509 shares of Common Stock, $.01 par value as of April 30, 1997

                             SUN COMMUNITIES, INC.

                                     INDEX
                                  ___________




                                                                                      PAGES
                                                                                      -----

PART I
------
Item 1.  Financial Statements:

   Consolidated Balance Sheets as of March 31, 1997 and
    December 31, 1996                                                                 3

   Consolidated Statements of Income for the Three Months
    Ended March 31, 1997 and 1996                                                     4

   Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1997 and 1996                                                   5

   Notes to Consolidated Financial Statements                                       6-7


Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                             8-11




PART II



Item 5.  Ratios of Earnings to Fixed Charges                                         12

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                           12

Item 6.(b) Reports on Form 8-K                                                       12

   Signatures                                                                        13


                                      2

                             SUN COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                 (IN THOUSANDS)
                                   __________


                                       ASSETS                                1997                  1996
                                                                        ------------           -----------
Investment in rental property, net                                      $    562,955           $   558,278
Cash and cash equivalents                                                     10,552                 9,236
Investment in Sun Home Services, Inc. ("SHS")                                  9,592                 5,103
Other assets                                                                  12,864                12,439
                                                                        ------------           -----------

                   Total assets                                         $    595,963           $   585,056
                                                                        ============           ===========


                                LIABILITIES AND EQUITY

Liabilities:
    Debt                                                                $    185,000           $   185,000
    Accounts payable and accrued expenses                                     10,899                 7,718
    Deposits and other liabilities                                             9,487                 9,123
    Distributions payable                                                      9,113                    --
                                                                        ------------           -----------

                   Total liabilities                                         214,499               201,841
                                                                        ------------           -----------

Minority interests                                                            81,136                82,283
                                                                        ------------           -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
         authorized, none issued
    Common stock, $.01 par value, 100,000 shares
         authorized, 15,700 and 15,389 issued and
         outstanding in 1997 and 1996, respectively                              157                   154
    Paid-in capital                                                          336,527               328,321
    Officers' notes                                                           (9,173)               (9,173)
    Distributions in excess of accumulated earnings                          (27,183)              (18,370)
                                                                        ------------           -----------

                   Total stockholders' equity                                300,328               300,932
                                                                        ------------           -----------

                   Total liabilities and equity                         $    595,963           $   585,056
                                                                        ============           ===========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)




                                                                                1997            1996
                                                                               ---------      --------
Revenues:
     Rental income                                                             $  22,638     $  11,995
     Other income                                                                    755           447
                                                                               ---------      --------

            Total revenues                                                        23,393        12,442
                                                                               ---------      --------
Expenses:
     Property operating and maintenance                                            5,147         2,621
     Real estate taxes                                                             1,863           868
     General and administrative                                                    1,078           699
     Depreciation and amortization                                                 4,821         2,760
     Interest                                                                      3,445         2,038
                                                                               ---------      --------

            Total expenses                                                        16,354         8,986
                                                                               ---------      --------

Income before minority interests                                                   7,039         3,456

Less income allocated to minority interests:
     Preferred OP Units                                                              626           --
     Common OP Units                                                                 845           519
                                                                               ---------      --------

Net income                                                                     $   5,568      $  2,937
                                                                               =========      ========

Earnings per weighted average common
    share outstanding                                                          $     .36      $    .29
                                                                               =========      ========

Distributions declared per common share
    outstanding                                                                $     .47      $   .455
                                                                               =========      ========

Weighted average common shares outstanding                                        15,632        10,013
                                                                               =========      ========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                 (IN THOUSANDS)



                                                                                  1997             1996
                                                                              ----------        ---------
Cash flows from operating activities:
    Net income                                                                $    5,568        $    2,937
    Adjustments to reconcile net income to net
         cash provided by operating activities:
    Income allocated to minority interests                                           845               519
      Depreciation and amortization costs                                          4,821             2,760
      Deferred financing costs                                                        39               113
      Increase in prepaid expenses and other assets                                 (669)              (27)
      Increase (decrease) in accounts payable and
         other liabilities                                                         4,171              (361)
                                                                              ----------        ----------

              Net cash provided by operating activities                           14,775             5,941
                                                                              ----------        ----------

Cash flows from investing activities:
    Investment in rental properties                                               (9,277)           (1,577)
    Investment in SHS                                                             (4,489)               70
                                                                              -----------       ----------

              Net cash used in investing activities                              (13,766)           (1,507)
                                                                              ----------        ----------

Cash flows from financing activities:
    Distributions                                                                 (7,886)           (5,211)
    Proceeds from borrowings                                                        --               4,524
    Repayments on borrowings                                                        --                (370)
    Payments for deferred financing costs                                            (16)              (35)
    Stock options and dividend reinvestment plan                                   8,209               765
                                                                              ----------        ----------

              Net cash provided by (used in) financing
                  activities                                                         307              (327)
                                                                              ----------        ----------

Net increase in cash and cash equivalents                                          1,316             4,107

Cash and cash equivalents, beginning of period                                     9,236               121
                                                                              ----------        ----------

Cash and cash equivalents, end of period                                      $   10,552        $    4,228
                                                                              ==========        ==========





                  The accompanying notes are an integral part
                    of the consolidated financial statements

                            SUN COMMUNITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. BASIS OF PRESENTATION: These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1996. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.


2.    RENTAL PROPERTY: The following summarizes rental property (in thousands):


                                                                    March 31,             December 31,
                                                                     1997                    1996
                                                                ----------------        ---------------
              Land                                              $        59,809         $       58,943
              Land improvements and buildings                           518,856                510,726
              Furniture, fixtures, equipment                             10,477                  9,826
              Property under development                                  8,948                  9,318
                                                                ---------------         --------------
                                                                        598,090                588,813
              Accumulated depreciation                                  (35,135)               (30,535)
                                                                ---------------         --------------

              Rental property, net                              $       562,955         $      558,278
                                                                ===============         ==============



3.    DEBT:

      The following table sets forth certain information regarding debt at March 31, 1997 (in thousands):


              Secured term loan, interest at LIBOR
                   plus 1.50%, due November 1, 1997                                      $    35,000
              Senior notes, interest at 7.375%, due
                   May 1, 2001                                                                65,000
              Senior notes, interest at 7.625%, due
                   May 1, 2003                                                                85,000
                                                                                         -----------

                                                                                         $   185,000
                                                                                         ===========

                             SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


4.    OTHER INCOME:

      The components of other income are as follows (in thousands):



                                                                             March 31,
                                                                      1997                 1996
                                                                  -----------          -----------

              Interest:
                  Notes and mortgages                             $      436           $       366
                  Other                                                  124                    39
              Other property revenues                                    152                   112
              Equity earnings (loss) - SHS                                43                   (70)
                                                                  -----------          -----------
                                                                  $      755           $       447
                                                                  ==========           ===========




                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and Notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1997 and 1996

For the three months ended March 31, 1997, net income before minority interests increased by 103.7 percent from $3.5 million to $7.0 million, when compared to the three months ended March 31, 1996. The increase was due to increased revenues of $10.9 million while expenses increased by $7.4 million.

Rental income increased by $10.6 million from $12.0 million to $22.6 million or
88.7 percent, due to acquisitions ($9.7 million), lease up of sites ($0.3 million) and increases in rents and other community revenues ($0.6 million).

Other income increased by $.3 million from $.4 million to $.7 million or 68.9 percent due primarily to increased interest income and improved results at SHS.

Property operating and maintenance increased by $2.5 million from $2.6 million to $5.1 million or 96.4 percent due primarily to acquisitions ($2.2 million).

Real estate taxes increased by $1.0 million from $.9 million to $1.9 million or
114.6 percent due primarily to acquisitions ($.9 million).

General and administrative expenses increased by $.4 million from $.7 million to $1.1 million or 54.2 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of rental income declined from 5.8 percent to 4.8 percent of rental revenues as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $7.0 million from $8.3 million to $15.3 million or 85.4 percent. EBITDA decreased as a percentage of revenues from 66.3 percent to 65.4 percent.

Depreciation and amortization increased by $2.0 million from $2.8 million to $4.8 million or 74.7 percent due primarily to acquisitions.

Interest expense increased by $1.4 million from $2.0 million to $3.4 million or
69.0 percent primarily due to increased average debt outstanding.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,200 sites where the Company's interest is in the form of a shared appreciation mortgage note.



                                                                SAME PROPERTY               TOTAL PORTFOLIO
                                                                ----------------            -------------------
                                                            1997           1996             1997          1996
                                                          --------      ---------        ---------     --------
Property revenues, including other                      $  13,007     $   12,107        $   22,790    $  12,107
                                                        ---------     ----------        ----------    ---------

Property operating expenses:
     Property operating and maintenance                     2,859          2,621             5,147        2,621
     Real estate taxes                                        964            868             1,863          868
                                                        ---------     ----------        ----------    ---------
            Property operating expenses                     3,823          3,489             7,010        3,489
                                                        ---------     ----------        ----------    ---------

Property EBITDA                                        $   9,184     $     8,618        $   15,780    $   8,618
                                                        =========     ==========        ==========    =========


Number of properties                                           52             52                84           52
Developed sites                                            17,400         16,900            30,000       16,900
Occupied sites                                             16,370         15,969            27,458       15,969
Occupancy %                                                  94.1%          94.5%             94.7%(1)     94.5%
Weighted average monthly rent per site                  $     250     $      240        $      254    $     240
Sites available for development                             1,889          2,368             3,552        2,368
Sites in development                                          481            412               849          412


(1)
Occupancy % relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $.9 million from $12.1 million to $13.0 million, or 7.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 401 leased sites at March 31, 1997 compared to March 31, 1996.

Property operating expenses increased by $.3 million from $3.5 million to $3.8 million, or 9.6 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $.6 million from $8.6 million to $9.2 million, or 6.6 percent.

Sites available for development in the total portfolio increased by 1,184 from 2,368 to 3,552 with 778 sites added in conjunction with acquisitions in Michigan, Florida and Indiana, and 885 in new communities under development in Texas and Michigan.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1.3 million to $10.5 million at March 31, 1997 compared to $9.2 million at December 31, 1996 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $8.8 million to $14.8 million for the three months ended March 31, 1997 compared to $6.0 million for the same period in 1996. $5.0 million of this increase was due to increases in net income before depreciation and amortization and minority interests with the remaining balance attributable to changes in working capital.

Net cash used in investing activities was $13.8 million for the three months ended March 31, 1997 compared to $1.5 million for the same period in 1996. $7.7 million of this increase was due to acquisition related activities with the remaining balance attributable to the Company's investment in SHS.

Net cash provided by financing activities was $.3 million for the three months ended March 31, 1997 and net cash used in financing activities for the three months ended March 31, 1996 was $.3 million. The change was primarily due to a $7.4 million increase in proceeds from sale of common stock pursuant to the Company's Dividend Reinvestment Plan offset by a $4.5 million decrease in proceeds from borrowings and a $2.7 million increase in distributions paid.

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

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Sun Communities Operating Limited Partnership. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.25% (effective May 1 1997) and is due November 1, 1999.

At March 31, 1997, the Company's debt to total market capitalization approximated 23% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.3 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $.8 million for the three months ended March 31, 1997.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."
Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended March 31, 1997 and 1996:

                                                                  (IN THOUSANDS)


                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31
                                                                  1997        1996
                                                                   ----------------

     Income before allocation to minority
         interests                                             $    7,039     $    3,456


     Add depreciation and amortization, net
         of corporate office depreciation                           4,791          2,745

     Deduct distribution to Preferred OP Units                       (626)          --
                                                               ----------     ----------

     Funds from operations                                     $   11,204     $    6,201
                                                               ==========     ==========

     Weighted average shares and common
         OP units outstanding                                      18,005         11,766
                                                               ==========     ==========

     FFO, per share/unit                                       $     0.62     $     0.53
                                                               ==========     ==========




PART II





ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1992, 1993, 1994, 1995 and 1996, and the three months ended March 31, 1997 were 1.05:1, 1.05:1, 2.79:1, 3.03:1, 2.49:1, and 2.52:1, respectively.

ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


      EXHIBIT NO.                 DESCRIPTION
      -----------                 -----------
         12.1                     Ratios of Earnings to Fixed Charges
         27                       Financial Data Schedule




ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 1997



                                        SUN COMMUNITIES, INC.



                                        BY:  /s/  Gary A. Shiffman
                                             ---------------------
                                             Gary A. Shiffman, President


                                        BY:  /s/  Jeffrey P. Jorissen
                                             ------------------------
                                             Jeffrey P. Jorissen, Chief
                                             Financial Officer and
                                             Secretary

                                 EXHIBIT INDEX



                                                                                          PAGE
                                                                          FILED          NUMBER
EXHIBIT NO.            DESCRIPTION                                      HEREWITH         HEREIN
-----------            -----------                                      --------         ------
12.1                   Ratio of Earnings to Fixed Charges                   X

27                     Financial Data Schedule                              X

