Form 10-Q
period 1997-06-30
SUN COMMUNITIES INC
filed 1997-08-13
CIK 912593

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x]              Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]               Transition pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


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

16,287,686 shares of Common Stock, $.01 par value as of July 31, 1997

                             SUN COMMUNITIES, INC.

                                     INDEX
                                  ___________



                                                                           PAGES

PART I

Item 1.  Financial Statements:

   Consolidated Balance Sheets as of June 30, 1997 and
    December 31, 1996                                                        3

   Consolidated Statements of Income for the Periods
    Ended June 30, 1997 and 1996                                             4

   Consolidated Statements of Cash Flows for the Six Months
    Ended June 30, 1997 and 1996                                             5

   Notes to Consolidated Financial Statements                               6-7


Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-12



PART II
-------

Item 4.    Submission of Matter to a Vote of Security Holders               13

Item 5.    Ratios of Earnings to Fixed Charges                              13

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                  13

Item 6.(b) Reports on Form 8-K                                              13

           Signatures                                                       14

                             SUN COMMUNITIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                 (IN THOUSANDS)
                                   __________


                                       ASSETS                                1997                  1996
                                                                        ------------           -----------
Investment in rental property, net                                      $    568,296           $   558,278
Cash and cash equivalents                                                      1,355                 9,236
Investment in affiliates                                                      12,972                 5,103
Other assets                                                                  14,338                12,439
                                                                         -----------           -----------

                   Total assets                                         $    596,961           $   585,056
                                                                        ============           ===========


                                LIABILITIES AND EQUITY

Liabilities:
    Debt                                                               $     185,000           $   185,000
    Accounts payable and accrued expenses                                      8,987                 7,718
    Deposits and other liabilities                                             8,897                 9,123
    Distributions payable                                                      9,244                  --
                                                                        ------------           -----------

                   Total liabilities                                         212,128               201,841
                                                                        ------------           -----------

Minority interests                                                            80,830                82,283
                                                                        ------------           -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
         authorized, none issued
    Common stock, $.01 par value, 100,000 shares
         authorized, 15,977 and 15,389 issued and
         outstanding in 1997 and 1996, respectively                              160                   154
    Paid-in capital                                                          344,861               328,321
    Officers' notes                                                          (11,773)               (9,173)
    Distributions in excess of accumulated earnings                          (29,245)              (18,370)
                                                                        ------------           -----------

                   Total stockholders' equity                                304,003               300,932
                                                                        ------------           -----------

                   Total liabilities and equity                         $    596,961           $   585,056
                                                                        ============           ===========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                 (IN THOUSANDS)
                                ______________

                                                                FOR THE SIX               FOR THE  THREE
                                                               MONTHS ENDED                MONTHS ENDED
                                                                  JUNE 30                     JUNE 30
                                                        -----------------------        ------------------------
                                                             1997        1996             1997          1996
                                                       ----------     ---------        ----------     ---------
Revenues:
     Rental income                                     $   44,790     $   29,254       $   22,152     $  17,259
     Interest and other income                              1,836          1,337            1,081           890
                                                       ----------     ----------       ----------     ---------

            Total revenues                                 46,626         30,591           23,233        18,149
                                                       ----------     ----------       ----------     ---------
Expenses:
     Property operating and maintenance                    10,197          6,483            5,050         3,862
     Real estate taxes                                      3,740          2,266            1,877         1,398
     General and administrative                             2,196          1,525            1,118           826
     Depreciation and amortization                          9,777          6,510            4,956         3,750
     Interest                                               6,799          4,704            3,354         2,666
                                                       ----------     ----------       ----------     ---------

            Total expenses                                 32,709         21,488           16,355        12,502
                                                       ----------     ----------       ----------     ---------

Income before extraordinary item and
    minority interests                                     13,917          9,103            6,878         5,647
Extraordinary item, early extinguishment of
    debt                                                     --           (6,896)              --        (6,896)
                                                       ----------     ----------       ----------      --------
Income before minority interest                            13,917          2,207            6,878        (1,249)

Less income allocated to minority interests:
     Preferred OP Units                                     1,252            417              626           417
     Common OP Units                                        1,650            328              805          (191)
                                                       ----------     ----------       ----------      --------

Net income                                             $   11,015     $    1,462       $    5,447      $ (1,475)
                                                       ==========     ==========       ==========      ========

Earnings per share:
     Income before extraordinary item                  $      .70     $      .62       $      .34      $    .32
     Extraordinary item                                        --           (.49)              --          (.42)
                                                       ----------     ----------       ----------      --------

     Net income                                        $      .70     $      .13       $      .34      $   (.10)
                                                       ==========     ==========       ==========      ========

Distributions declared per common share
    outstanding                                        $      .94     $    1.365       $      .47      $   .455
                                                       ==========     ==========       ==========      ========

Weighted average common shares outstanding                 15,778         12,250           15,924        14,064
                                                       ==========     ==========       ==========      ========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             SUN COMMUNITIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                 (IN THOUSANDS)
                                   __________


                                                                                 1997              1996
                                                                             -----------        ---------
Cash flows from operating activities:
    Net income                                                                $   11,015        $    1,462
    Adjustments to reconcile net income to net
         cash provided by operating activities:
      Income allocated to minority interests                                       1,650               328
      Extraordinary item, net of prepayment penalties                                 --             1,390
      Depreciation and amortization costs                                          9,777             6,510
      Deferred financing costs                                                        77               158
      (Increase) decrease in other assets                                         (2,402)            1,358
      Increase in accounts payable and other
         liabilities                                                               1,670             6,886
                                                                              ----------        ----------

              Net cash provided by operating activities                           21,787            18,092
                                                                              ----------        ----------

Cash flows from investing activities:
    Investment in rental properties                                              (19,318)          (58,115)
    Investment in affiliates                                                      (7,869)               74
    Officer note                                                                  (2,600)               --
                                                                              ----------        ----------

              Net cash used in investing activities                              (29,787)          (58,041)
                                                                              ----------        ----------

Cash flows from financing activities:
    Distributions                                                                (16,376)          (11,094)
    Proceeds from borrowings                                                        --             180,000
    Repayments on borrowings                                                        --            (238,490)
    Net proceeds from sale of common stock                                          --             117,874
    Stock options and dividend reinvestment plan                                  16,546             2,977
    Payments for deferred financing costs                                            (51)             (209)
                                                                              ----------        ----------

              Net cash provided by financing activities                              119            51,058
                                                                              ----------        ----------

Net increase (decrease) in cash and cash equivalents                              (7,881)           11,109

Cash and cash equivalents, beginning of period                                     9,236               121
                                                                              ----------        ----------

Cash and cash equivalents, end of period                                      $    1,355        $   11,230
                                                                              ==========        ==========

Supplemental Information:
    OP units issued for rental properties                                           --          $   39,959
    Debt assumed for rental properties                                              --             131,435

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                             SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________

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


2.    RENTAL PROPERTY:

      The following summarizes rental property (in thousands):

                                                                     June 30,              December 31,
                                                                       1997                    1996
                                                                ----------------        ---------------
              Land                                              $        60,929         $       58,943
              Land improvements and buildings                           529,262                510,726
              Furniture, fixtures, equipment                             11,062                  9,826
              Property under development                                  6,878                  9,318
                                                                ---------------         --------------
                                                                        608,131                588,813
              Accumulated depreciation                                  (39,835)               (30,535)
                                                                ---------------         --------------

              Rental property, net                              $       568,296         $      558,278
                                                                ===============         ==============


3.    NOTES RECEIVABLE:

      Included in other assets at June 30, 1997 and 1996 are $4.2 million of second and third mortgage notes collateralized by manufactured housing communities located in Alberta, Canada bearing interest at an average rate of 17 percent.

      The officers' notes are 10 year, LIBOR + 1.75% notes, collateralized by 500,000 shares of the Company's common stock with personal liability up to approximately $7.2 million.

                             SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ________


4.    DEBT:

      The following table sets forth certain information regarding debt at June 30, 1997 (in thousands):


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
                                                             ===========

5.    OTHER INCOME:

      The components of other income are as follows (in thousands):



                                                  Six Months Ended                   Three Months Ended
                                                      June 30,                             June 30,
                                                 1997             1996                1997             1996
                                              --------          --------           --------          ------
      Interest:
           Notes and mortgages                $    962          $    742           $    526          $  376
           Other                                   213               339                 89             300
      Other property revenues                      279               226                127             114
      Equity earnings - Sun Home
           Services, Inc. ("SHS")                  382                30                339             100
                                              --------          --------           --------          ------
                                              $  1,836          $  1,337           $  1,081          $  890
                                              ========          ========           ========          ======



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


RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 1997 and 1996

For the six months ended June 30, 1997, net income before minority interests increased by 52.9 percent from $9.1 million to $13.9, when compared to the six months ended June 30, 1996. The increase was due to increased revenues of $16.0 million while expenses increased by $11.2 million.

Rental income increased by $15.5 million from $29.3 million to $44.8 million or
53.1 percent, due to acquisitions ($13.6 million), lease up of sites ($.7 million) and increases in rents and other community revenues ($1.2 million).

Other income increased by $.5 million from $1.3 million to $1.8 million or 37.3 percent due primarily to increased interest income and improved results at SHS.

Property operating and maintenance increased by $3.7 million from $6.5 million to $10.2 million or 57.3 percent due primarily to acquisitions ($3.2 million).

Real estate taxes increased by $1.5 million from $2.3 million to $3.8 million or 65.0 percent due primarily to acquisitions ($1.3 million).

General and administrative expenses increased by $.7 million from $1.5 million to $2.2 million or 44.0 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues declined from 5.0 percent to 4.7 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $10.2 million from $20.3 million to $30.5 million or 50.0 percent. EBITDA declined as a percentage of revenues from 66.4 percent to 65.4 percent, primarily due to increased real estate taxes as a percentage of total revenues.

Depreciation and amortization increased by $3.3 million from $6.5 million to $9.8 million or 50.2 percent due primarily to acquisitions.

Interest expense increased by $2.1 million from $4.7 million to $6.8 million or
44.5 percent primarily due to increased average debt outstanding.

The extraordinary item in the six months ended June 30, 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


Comparison of the Three Months Ended June 30, 1997 and 1996

Rental income increased by $4.9 million from $17.3 million to $22.2 million or
28.4 percent, due to acquisitions ($4.0 million), lease up of sites ($.3 million) and increases in rents and other community revenues ($.6 million).

Property operating and maintenance increased by $1.2 million from $3.9 million to $5.1 million or 30.8 percent, due primarily to acquisitions ($1.0 million).

Real estate taxes increased by $.5 million from $1.4 million to $1.9 million or
34.3 percent due primarily to acquisitions ($.4 million).

General and administrative expenses increased by $.3 million from $.8 million to $1.1 million or 35.3 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues increased from 4.6 percent to 4.8 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $3.1 million from $12.1 million to $15.2 million or 25.9 percent. EBITDA declined as a percentage of revenues from 66.5 percent to 65.4 percent.

Depreciation and amortization increased by $1.2 million from $3.8 million to $5.0 million or 32.2 percent due primarily to acquisitions.

Interest expense increased by $.7 million from $2.7 million to $3.4 million or
25.8 percent due to increased debt outstanding.

The extraordinary item in the three months ended June 30, 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table excludes the 1,200 sites where the Company's interest is in the form of a shared appreciation mortgage note.


                                                              SAME PROPERTY                 TOTAL PORTFOLIO
                                                        ------------------------        -------------------------
                                                           1997           1996             1997           1996
                                                        ---------     ----------        ---------      ----------
Property revenues, including other                      $  25,096     $   23,579        $   45,069     $   29,480
                                                        ---------     ----------        ----------     ----------

Property operating expenses:
     Property operating and maintenance                     4,833          4,516            10,197          6,483
     Real estate taxes                                      1,929          1,750             3,740          2,266
                                                        ---------     ----------        ----------     ----------
            Property operating expenses                     6,762          6,266            13,937          8,749
                                                        ---------     ----------        ----------     ----------

Property EBITDA                                         $  18,334     $   17,313        $   31,132     $   20,731
                                                        =========     ==========        ==========     ==========


Number of properties                                           52             52                84             77
Developed sites                                            17,535         16,970            30,400         27,380
Occupied sites                                             16,511         16,137            28,133         25,701
Occupancy %                                                  94.2%          95.1%             94.7%(1)       95.4%(1)
Weighted average monthly rent per site                  $     249     $      237        $      255 (1) $      247 (1)
Sites available for development                             1,732          2,643             3,312          2,872
Sites in development                                          398            624               736            643


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $1.5 million from $23.6 million to $25.1 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 374 leased sites at June 30, 1997 compared to June 30, 1996.

Property operating expenses increased by $.5 million from $6.3 million to $6.8 million, or 7.9 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $1.0 million from $17.3 million to $18.3 million, or 5.9 percent.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.9 million to $1.4 million at June 30, 1997 compared to $9.2 million at December 31, 1996 primarily because cash used in investing activities exceeded cash provided by operating activities.

Net cash provided by operating activities increased by $3.7 million to $21.8 million for the six months ended June 30, 1997 compared to $18.1 million for the same period in 1996. Net income before depreciation and amortization, minority interests and extraordinary item increased by $12.8 million which was offset by $9.1 million of increases in other assets and liabilities.

Net cash used in investing activities was $29.8 million for the six months ended June 30, 1997 compared to $58.0 million for the same period in 1996. $38.8 million of this decrease was due to acquisition related activities with the remaining balance attributable to the Company's investment in affiliates and officer note.

Net cash provided by financing activities was $.1 million for the six months ended June 30, 1997 due to the proceeds from the sale of common stock pursuant to the Company's Dividend Reinvestment Plan exceeding the distributions paid to Common OP Unit holders. For the same period in 1996, net cash provided by financing activities was $51.1 million due to proceeds received from the sale of stock and debt offset by debt repayments.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities and proceeds from the Company's Dividend Reinvestment Plan. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in site development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term.

The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Sun Communities Operating Limited Partnership. The Company can also meet these requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus 1.25% and is due November 1, 1999.

At June 30, 1997, the Company's debt to total market capitalization approximated 22% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.1 years and a weighted average interest rate of 7.5%.

Recurring capital expenditures approximated $1.9 million for the six months ended June 30, 1997.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    ________


OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."
Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended June 30, 1997 and 1996:

                                                                            (IN THOUSANDS)



                                                           FOR THE SIX MONTHS            FOR THE THREE MONTHS
                                                             ENDED JUNE 30                    ENDED JUNE 30
                                                            1997           1996            1997            1996
                                                       -----------     ----------       ----------    -----------
Income before allocation to minority
    interests                                          $  13,917      $    9,103      $     6,878     $   5,647

Add depreciation and amortization, net
    of corporate office depreciation                       9,717           6,475            4,926         3,730

Deduct distribution to Preferred OP Units                 (1,252)           (417)            (626)         (417)
                                                       ---------      ----------      -----------    ----------

Funds from operations                                  $  22,382      $   15,161      $    11,178     $   8,960
                                                       =========      ==========      ===========    ==========

Weighted average shares and common
    OP units outstanding                                  18,144          14,064           18,282        16,363
                                                       =========      ==========      ===========    ==========

FFO, per share/unit                                    $    1.23      $     1.08      $      0.61    $     0.55
                                                       =========      ==========      ===========    ==========


PART II





ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 1997, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

(a) The election of two directors to serve until the 2000 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                                              VOTES AGAINST                 ABSTENTIONS OR
          NAME                          VOTES FOR              OR WITHHELD                 BROKER NON-VOTES
          ----                          ---------              -----------                 ----------------
  Ted J. Simon                          10,840,419                  0                          20,259
  Paul D. Lapides                       10,846,477                  0                          14,201

(b)    An amendment to the Company's Charter as follows:

       (i) amend Article VII, Section 7 to make that section specifically subject to Article VII, Section 20 of the Company's Charter.
      (ii) Amend Article VII, Section 20 to change the word "capital" to "common, preferred, or any other class of equity".



    VOTES FOR                 VOTES AGAINST OR WITHHELD                  ABSTENTIONS OR BROKER NON-VOTES
    ---------                 -------------------------                  -------------------------------
    10,694,399                    42,148                                     124,131






ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1992, 1993, 1994, 1995 and 1996, and the six months ended June 30, 1997 were 1.05:1, 1.05:1, 2.79:1, 3.03:1, 2.49:1, and 2.49:1, respectively.


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

EXHIBIT NO.         DESCRIPTION
-----------         -----------

12.1                Ratios of Earnings to Fixed Charges
                    Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 1997



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