Form 10-Q
period 1997-09-30
SUN COMMUNITIES INC
filed 1997-11-13
CIK 912593

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Registrant's telephone number, including area code: (248) 932-3100

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

  16,557,252 shares of Common Stock, $.01 par value as of October 31, 1997

                            SUN COMMUNITIES, INC.

                                    INDEX
                                 ___________



                                                                             PAGES
                                                                             -----
PART I

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of September 30, 1997 and
                December 31, 1996                                              3

            Consolidated Statements of Income for the Periods
                Ended September 30, 1997 and 1996                              4

            Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1997 and 1996                              5

            Notes to Consolidated Financial Statements                       6-8


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-13



PART II

Item 5.     Ratios of Earnings to Fixed Charges                              14

Item 6.(a)  Exhibits required by Item 601 of Regulation S-K                  14

Item 6.(b)  Reports on Form 8-K                                              14

            Signatures                                                       15

                            SUN COMMUNITIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                (IN THOUSANDS)
                                  __________

            ASSETS                                 1997        1996
                                                ----------  ----------
Investment in rental property, net              $  586,342  $  558,278
Cash and cash equivalents                            1,730       9,236
Investment in affiliates                            18,030       5,103
Mortgage notes receivable                           17,918       4,176
Other assets                                        14,324       8,263
                                                ----------  ----------
        Total assets                            $  638.344  $  585,056
                                                ==========  ==========

       LIABILITIES AND EQUITY

Liabilities:
  Line of credit                                $   20,000  $      --
  Debt                                             195,000    185,000
  Accounts payable and accrued expenses             13,230      7,718
  Deposits and other liabilities                     7,990      9,123
  Distributions payable                              9,393         --
                                                ----------  ---------

        Total liabilities                          245,613    201,841
                                                ----------  ---------

Minority interests                                  80,533     82,283
                                                ----------  ---------

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000 shares
  authorized, none issued
 Common stock, $.01 par value, 100,000 shares
  authorized, 16,294 and 15,389 issued and
  outstanding in 1997 and 1996, respectively           163        154
 Paid-in capital                                   355,127    328,321
 Officers' notes                                   (11,773)    (9,173)
 Distributions in excess of accumulated earnings   (31,319)   (18,370)
                                                ----------  ---------

        Total stockholders' equity                 312,198    300,932
                                                ----------  ---------

        Total liabilities and equity            $  638,344   $585,056
                                                ==========  =========


                    The accompanying notes are an integral
                           part of the consolidated
                            financial statements.

                            SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

              FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

                                (IN THOUSANDS)

                                   --------


                                                  FOR THE NINE            FOR THE THREE
                                                  MONTHS ENDED            MONTHS ENDED
                                                  SEPTEMBER 30            SEPTEMBER 30
                                               -------------------       --------------
                                               1997           1996       1997      1996
                                               ----           ----       ----      ----
Revenues:
 Income from property                           $68,632      $50,128    $23,177   $20,279
 Interest and other income                        2,111        1,325        940       583
                                                 ------        -----    -------   -------

   Total revenues                                70,743       51,453     24,117    20,862
                                                -------      -------     ------    ------
Expenses:
 Property operating and maintenance              15,620       11,204      5,423     4,721
 Real estate taxes                                5,578        3,987      1,838     1,721
 General and administrative                       3,312        2,407      1,116       882
 Depreciation and amortization                   14,927       10,530      5,150     4,020
 Interest                                        10,397        7,944      3,598     3,240
                                                -------      -------     ------    ------

   Total expenses                                49,834       36,072     17,125    14,584
                                                -------       ------     ------    ------

Income before extraordinary item and
  minority interests                             20,909       15,381      6,992     6,278
Extraordinary item, early extinguishment of
  debt                                               --       (6,896)                  --
                                                -------       ------     ------    ------

Income before minority interest                  20,909        8,485      6,992     6,278

Less income allocated to minority interests:
 Preferred OP Units                               1,879        1,043        627       626
 Common OP Units                                  2,442          968        792       640
                                                -------       ------     ------    ------

Net income                                      $16,588       $6,474     $5,573    $5,012
                                                =======       ======     ======    ======

Earnings per share:
 Income before extraordinary item               $  1.04         $.95       $.34      $.33
 Extraordinary item                                  --         (.46)        --        --
                                                -------       ------     ------    ------

 Net income                                     $  1.04         $.49       $.34      $.33
                                                =======       ======     ======    ======

Distributions declared per common share
  outstanding                                    $1.865        $1.81       $.47     $.455
                                                =======       ======     ======    ======

Weighted average common shares outstanding       15,933       13,198     16,243    15,092
                                                =======       ======     ======    ======


                    The accompanying notes are an integral
                           part of the consolidated
                            financial statements.

                            SUN COMMUNITIES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                (IN THOUSANDS)
                                  __________


                                                        1997             1996
                                                        ----             ----
Cash flows from operating activities:
 Net income                                          $  16,588         $  6,474
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Income allocated to minority interests                 2,442              968
  Extraordinary item, net of prepayment penalties           --            1,390
  Depreciation and amortization                         14,927           10,530
  Deferred financing costs                                 116              195
  (Increase) decrease in other assets                   (4,599)             402
  Increase in accounts payable and other
   liabilities                                           5,025            7,907
                                                      --------         --------

    Net cash provided by operating activities           34,499           27,866
                                                      --------         --------
Cash flows from investing activities:
 Investment in rental properties                       (42,214)         (67,265)
 Investment in affiliates                              (12,927)            (366)
 Mortgage notes receivable                             (13,742)              --
 Officer note                                           (2,600)              --
                                                      --------         --------
    Net cash used in investing activities              (71,483)         (67,631)
                                                      --------         --------
Cash flows from financing activities:
 Distributions                                         (24,982)         (18,206)
 Proceeds from borrowings                               30,000          180,000
 Repayments on borrowings                                   --         (238,490)
 Net proceeds from sale of common stock                     --          117,921
 Stock options and dividend reinvestment plan           26,815            8,333
 Payments for deferred financing costs                  (2,355)            (209)
                                                      --------         --------

     Net cash provided by financing activities          29,478           49,349
                                                      --------         --------

Net increase (decrease) in cash and cash equivalents    (7,506)           9,584

Cash and cash equivalents, beginning of period           9,236              121
                                                      --------         --------

Cash and cash equivalents, end of period              $  1,730         $  9,705
                                                      ========         ========

Supplemental Information:
 OP units issued for rental properties                     --          $ 39,959
 Debt assumed for rental properties                        --           131,435
 Issuance of common stock for officer notes                --               523



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


2. PORTFOLIO GROWTH:

As of September 30, 1997, the Company has acquired or financed 8 communities comprising 2,948 developed sites and 338 development sites for $41.2 million.


3. RENTAL PROPERTY:

The following summarizes rental property (in thousands):

                                September 30,    December 31,
                                     1997           1996
                                -------------    -----------
Land                            $   62,481       $     58,943
Land improvements and buildings    546,005            510,726
Furniture, fixtures, equipment      11,463              9,826
Property under development          11,078              9,318
                                ----------       ------------
                                   631,027            588,813
Accumulated depreciation           (44,685)           (30,535)
                                ----------       ------------

Rental property, net            $  586,342       $    558,278
                                ==========       ============

                            SUN COMMUNITIES, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ________


4. NOTES RECEIVABLE:

Notes receivable consisted of the following (amounts in thousands):


                                               September 30,    December 31,
                                                   1997             1996
                                                ---------       ----------
Motgage notes receivable with minimum
  monthly interest payments at 7%,
  maturing June 30, 2012, collateralized
  by manufactured housing/ recreational
  vehicle communities located in
  Dover, DE (a)                                 $  13,742       $       --

Second mortgage and third shared appreciation
  mortgage notes with monthly interest
  payments at an average rate of 17
  percent and excess interest as defined,
  collateralized by manufactured housing
  communities located in Alberta, Canada            4,176            4,176
                                                ---------       ----------
                                                $  17,918       $    4,176
                                                =========       ==========


(a) The stated interest rate is capped at 12%. The excess of the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.

The officer notes are 10 year, LIBOR + 1.75% notes, collateralized by 500,000 shares of the Company's common stock with personal liability up to approximately $7.2 million.


5. DEBT:

The following table sets forth certain information regarding debt (in thousands):


                                            September 30,  December 31,
                                                1997          1996
                                             ----------     ---------
Secured term loan, interest at 7.01%
 due November 10, 2007                       $   45,000    $      --
Secured term loan, interest at LIBOR
 plus 1.50%, due November 1, 1997                    --       35,000
Senior notes, interest at 7.375%, due
 May 1, 2001                                     65,000       65,000
Senior notes, interest at 7.625%, due
 May 1, 2003                                     85,000       85,000
                                             ----------    ---------
                                             $  195,000    $ 185,000
                                             ==========    =========


The Company had $55 million available borrowings under its $75 million line of credit at September 30, 1997.

                            SUN COMMUNITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   ________


6. OTHER INCOME:

The components of interest and other income are as follows (in thousands):

                                     Nine Months Ended    Three Months Ended
                                       September 30,        September 30,
                                     1997      1996       1997        1996
                                   --------  ---------  -------    --------
Interest                           $  1,027  $   1,095  $   328    $    383
Equity earnings:
  Sun Home Services, Inc. ("SHS")       875        230      493         200
  Bingham Financial
    Services Corporation,
     a subsidiary of SHS                209         --      119          --
                                   --------  ---------  -------    --------
                                   $  2,111  $   1,325  $   940    $    583
                                   ========  =========  =======    ========

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


RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1997 and 1996

For the nine months ended September 30, 1997, net income before extraordinary item and minority interests increased by 35.9 percent from $15.4 million to $20.9 million, when compared to the nine months ended September 30, 1996. The increase was due to increased revenues of $19.3 million while expenses increased by $13.8 million.

Income from property increased by $18.5 million from $50.1 million to $68.6 million or 36.9 percent, due to acquisitions ($15.4 million), lease up of sites ($1.1 million) and increases in rents and other community revenues ($2.0 million).

Interest and other income increased by $.8 million from $1.3 million to $2.1 million or 59.3 percent due primarily to improved results at SHS and the inception of operations at Bingham Financial Services Corporation.

Property operating and maintenance increased by $4.4 million from $11.2 million to $15.6 million or 39.4 percent due primarily to acquisitions ($3.6 million).

Real estate taxes increased by $1.6 million from $4.0 million to $5.6 million or 39.9 percent due primarily to acquisitions ($1.4 million).

General and administrative expenses increased by $.9 million from $2.4 million to $3.3 million or 37.6 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues remained constant at 4.7 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $12.3 million from $33.9 million to $46.2 million or 36.6 percent. EBITDA declined slightly as a percentage of revenues from 65.8 percent to 65.4 percent.

Depreciation and amortization increased by $4.4 million from $10.5 million to $14.9 million or 41.8 percent due primarily to acquisitions.

Interest expense increased by $2.5 million from $7.9 million to $10.4 million or 30.9 percent primarily due to increased average debt outstanding.

The extraordinary item in the nine months ended September 30, 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                   ________


Comparison of the Three Months Ended September 30, 1997 and 1996

Income from property increased by $2.9 million from $20.3 million to $23.2 million or 14.3 percent, due to acquisitions ($1.7 million), lease up of sites ($.4 million) and increases in rents and other community revenues ($.8 million).

Interest and other income increased by $.3 million from $.6 million to $.9 million or 61.2 percent due primarily to improved results at SHS and the inception of operations at Bingham Financial Services Corporation.

Property operating and maintenance increased by $.7 million from $4.7 million to $5.4 million or 14.9 percent, due primarily to acquisitions ($.5 million).

Real estate taxes increased by $.1 million from $1.7 million to $1.8 million or
6.8 percent due to acquisitions.

General and administrative expenses increased by $.2 million from $.9 million to $1.1 million or 26.5 percent, due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of total revenues increased from 4.2 percent to 4.6 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.2 million from $13.5 million to $15.7 million or 16.3 percent. EBITDA increased as a percentage of revenues from 64.9 percent to 65.3 percent.

Depreciation and amortization increased by $1.1 million from $4.0 million to $5.1 million or 28.1 percent due primarily to acquisitions.

Interest expense increased by $.4 million from $3.2 million to $3.6 million or
11.0 percent due to increased debt outstanding.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                   ________


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation notes or where the Company is providing financing and managing the properties. Such amounts relate to 1,243 sites in 1996 and 2,040 sites in 1997 and were formerly classified in other income.

                                            SAME PROPERTY            TOTAL PORTFOLIO
                                         ------------------       ---------------------
                                          1997        1996         1997           1996
                                         ------      ------       ------        -------
Income from property                    $37,911     $ 35,618     $ 68,632       $ 50,128
                                        -------     --------     --------       --------
Property operating expenses:
  Property operating and maintenance      7,569        7,183       15,620         11,204
  Real estate taxes                       2,893        2,696        5,578          3,987
                                        -------     --------     --------       --------
    Property operating expenses          10,462        9,879       21,198         15,191
                                       --------     --------     --------       --------

Property EBITDA                        $ 27,449     $ 25,739     $ 47,434       $ 34,937
                                       ========     ========     ========       ========


Number of properties                         54           54           95             79
Developed sites                          18,744       18,351       33,326         28,777
Occupied sites                           17,786       17,256       30,965         26,867
Occupancy %                               94.9%(1)     94.0%(1)     95.2%(1)        94.8%(1)
Weighted average monthly rent per site  $   249(1)  $    239(1)  $    256(1)    $    248 (1)
Sites available for development           1,728        2,277        3,288          3,461
Sites in development                        319          681          762            662


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $2.3 million from $35.6 million to $37.9 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 530 leased sites at September 30, 1997 compared to September 30, 1996.

Property operating expenses increased by $.6 million from $9.9 million to $10.5 million, or 5.9 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $1.7 million from $25.7 million to $27.4 million, or 6.6 percent.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                   ________


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.5 million to $1.7 million at September 30, 1997 compared to $9.2 million at December 31, 1996 because cash used in investing activities exceeded cash provided by operating activities and financing activities.

Net cash provided by operating activities increased by $6.6 million to $34.5 million for the nine months ended September 30, 1997 compared to $27.9 million for the same period in 1996. Net income before depreciation and amortization, minority interests and extraordinary item increased by $14.6 million which was offset by $8.0 million due to changes in other assets and liabilities.

Net cash used in investing activities increased by $3.9 million to $71.5 million from $67.6 million due to reduced investments in rental properties more than offset by increased investments in affiliates and mortgage and officer notes.

Net cash provided by financing activities was $29.5 million for the nine months ended September 30, 1997 primarily due to $27.6 million of proceeds received from debt borrowings, net of financing costs, and the proceeds from the sale of common stock pursuant to the Company's Dividend Reinvestment Plan exceeding the distributions paid to Common OP Unit holders. For the same period in 1996, net cash provided by financing activities was $49.3 million due to proceeds received from the sale of stock and debt offset by debt repayments.

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

At September 30, 1997, the Company's debt to total market capitalization approximated 23% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $3.8 million, including $.4 million for corporate office expansion, for the nine months ended September 30, 1997.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                   ________


OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures."
Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended September 30, 1997 and 1996:


                                                            (IN THOUSANDS)

                                           FOR THE NINE MONTHS          FOR THE THREE MONTHS
                                            ENDED SEPTEMBER 30           ENDED SEPTEMBER 30
                                              1997      1996             1997          1996
                                             ------    ------           ------        ------
Income before allocation to minority
    interests                                 20,909    15,381         $ 6,992       $ 6,278

Add depreciation and amortization, net
    of corporate office depreciation          14,837    10,475           5,120         4,000

Deduct distribution to Preferred OP Units     (1,879)   (1,043)           (627)         (626)
                                            --------   -------         -------       -------

Funds from operations                       $ 33,867   $24,813         $11,485       $ 9,652
                                            ========   =======         =======       =======

Weighted average shares and common
    OP units outstanding                      18,296    15,049          18,602        17,018
                                            ========   =======         =======       =======

FFO, per share/unit                         $   1.85   $  1.65         $  0.62       $  0.57
                                            ========   =======         =======       =======

PART II





ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1992, 1993, 1994, 1995 and 1996, and the nine months ended September 30, 1997 were 1.05:1, 1.05:1, 2.79:1, 3.03:1, 2.49:1, and 2.46:1, respectively.


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

Dated:  November 12, 1997



                                SUN COMMUNITIES, INC.



                                BY: /s/Gary A. Shiffman
                                    ------------------------------------
                                    Gary A. Shiffman, President


                                BY: /s/Jeffrey P. Jorissen
                                    ------------------------------------
                                    Jeffrey P. Jorissen, Chief
                                    Financial Officer and Secretary

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