Form 10-K405
period 1997-12-31
SUN COMMUNITIES INC
filed 1998-03-24
CIK 912593

                                  FORM 10-K

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            31700 MIDDLEBELT ROAD
                                  SUITE 145
                      FARMINGTON HILLS, MICHIGAN 48334
                               (248) 932-3100
        (Address of principal executive offices and telephone number)


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

                                Yes   X   No
                                     ---
     As of March 2, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $544,257,925 determined in accordance with the highest price at which the stock was sold on such date as reported by the New York Stock Exchange.

     As of March 2, 1998, there were 16,625,341 shares of the Registrant's common stock issued and outstanding.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Sun Communities, Inc. (the "Company") owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. The Company is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 1997, the Company owned and managed a portfolio of 95 properties located in twelve states (the "Properties"), including eighty-four manufactured housing communities, five recreational vehicle communities, and six properties containing both manufactured housing and recreational vehicle sites. At December 31, 1997, the Properties contained an aggregate of 28,752 developed manufactured home sites, approximately 3,600 manufactured home sites suitable for development and 5,200 recreational vehicle sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

     The Company made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

     The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Elkhart, Indiana and Tampa, Florida. The Company, which is a Maryland corporation, employed 547 people as of December 31, 1997.

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

STRUCTURE OF THE COMPANY

     The operations of the Company are carried on through certain subsidiaries (the "Subsidiaries"), including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership") and Sun Communities Finance Limited Partnership, a Michigan limited partnership (the "Financing Partnership"), which, among other things, enables the Company to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The Company established the Operating Partnership to allow the Company to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the Company's assets are held by or through the Operating Partnership, of which the Company is the sole general partner, and wholly-owned subsidiaries of the Company. In addition to the Operating Partnership and the Financing Partnership, the Subsidiaries include Home Services, which provides manufactured home sales and other services to current and prospective tenants of the Properties. The Operating Partnership owns 100% of the non-voting preferred stock of Home Services, which entitles the Operating Partnership to 95% of the cash flow from operating activities of Home Services. The voting common stock of Home Services is owned by Milton M. Shiffman, Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the Company, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that were acquired in November 1994.

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

PROPERTY MANAGEMENT

     The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site property managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 547 employees, 499 are located on-site as property managers, support staff, or maintenance personnel.

     The Company's property managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer, who has 28 years of property management experience, three Vice Presidents and eleven Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive parks, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES

     Home Services offers manufactured home sales services to tenants and prospective tenants in the Company's communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, since many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if sales services were conducted solely through third-party brokers.

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

     Rent Control Legislation. State and local rent control laws in certain jurisdictions limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to operate manufactured housing community properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, 29 of the Properties are located in Florida, which has enacted a law which provides that a majority of tenants in a manufactured housing community may require that a proposed increase in site rental rates, reduction in services or utilities or change in the community's rules and regulations be submitted for formal mediation or arbitration if they believe that the proposal is unreasonable.

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

ITEM 2. PROPERTIES

     General. At December 31, 1997, the Properties consisted of eighty-four manufactured housing communities, five recreational vehicle communities, and six properties containing both manufactured housing and recreational vehicle sites concentrated in twelve states in the midwestern and southeastern United States. At December 31, 1997, the Properties contained 28,752 developed manufactured home sites, approximately 3,600 manufactured home sites suitable for development and 5,200 recreational vehicle sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 95 Properties, forty-four have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

     The Properties had an aggregate occupancy rate of 95% as of December 31, 1997, excluding recreational vehicle sites. Since January 1, 1997, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.8% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.5%.

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

     The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. Except for five Properties located in Texas and one property located in Colorado, the Properties are located in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living. Because the Company believes that geographic diversification will help insulate the portfolio from regional economic influences, the Company is also interested in acquiring properties in the western United States.

     The following table sets forth certain information relating to the Properties owned as of December 31, 1997:


                              DEVELOPED            OCCUPANCY            OCCUPANCY      OCCUPANCY
                             SITES AS OF              AS OF                AS OF          AS OF
PROPERTY AND LOCATION        12/31/97 (1)         12/31/95 (1)        12/31/96 (1)    12/31/97(1)
---------------------   --------------------  --------------------  ---------------  -----------
MIDWEST
  MICHIGAN
Allendale
  Allendale, MI                   281                   96%                 97%            80%(2)
Alpine
  Grand Rapids, MI                381                   96%                 99%            99%
Bedford Hills
  Battle Creek, MI                339                   94%                 94%            98%
Brentwood
  Kentwood, MI                    197                   97%                 99%            99%
Byron Center
  Byron Center, MI                143                   92%                 97%           100%
Candlewick Court
  Owosso, MI                      211                   100%                99%            98%
College Park Estates
  Canton, MI                      230                   98%                 99%            99%
Continental Estates
  Davison, MI                     385                   (4)                 93%            92%
Continental North
  Davison, MI                     334                   (4)                 95%            96%
Country Acres
  Cadillac, MI                    182                   98%                 98%            96%
Country Meadows
  Flat Rock, MI                   577                   99%                 99%            96%(2)
Countryside Village
  Perry, MI                       359                   99%                 96%            96%
Creekwood (3)
  Burton, MI                      140                   ---                 ---            98%
Cutler Estates
  Grand Rapids, MI                281                   96%                 98%            98%
Davison East
  Davison, MI                     190                   (5)                 99%            97%
Fisherman's Cove
  Flint, MI                       162                   98%                 97%            97%
Grand
  Grand Rapids, MI                311                   95%                 98%            99%
Hamlin
  Webberville, MI                 146                   99%                100%            98%
Kensington Meadows
  Lansing, MI                     251                   94%                 67% (6)        77%(2)
Kings Court
  Traverse City, MI               613                   94%                 92% (6)        95%(2)
Lincoln Estates
  Holland, MI                     191                   98%                 97%           100%
Maple Grove Estates
  Dorr, MI                         46                  100%                100%            98%
Meadow Lake Estates
  White Lake, MI                  425                   97%                100%           100%

                              DEVELOPED            OCCUPANCY            OCCUPANCY      OCCUPANCY
                             SITES AS OF              AS OF                AS OF          AS OF
PROPERTY AND LOCATION        12/31/97 (1)         12/31/95 (1)        12/31/96 (1)    12/31/97(1)
---------------------   --------------------  --------------------  ---------------  -----------
Meadowbrook Estates
  Monroe, MI                      453                  100%                100%           100%
Meadowstream Village
  Sodus, MI                       159                   98%                 99%            99%
Parkwood
  Grand Blanc, MI                 249                   96%                 97%            98%
Presidential
  Hudsonville, MI                 364                   96%                 98%            92%(2)
Scio Farms
  Ann Arbor, MI                   913                  100%                 99%           100%
Sherman Oaks
  Jackson, MI                     366                  100%                 99%            98%
Timberline Estates
  Grand Rapids, MI                296                   98%                100%           100%
Town & Country
  Traverse City, MI               192                   98%                100%            99%
White Lake
  White Lake, Michigan            268                   (5)                 (5)            97%
White Oak Estates
  Mt. Morris, Michigan            376                   (5)                 (5)            97%
                               ------                  ---                 ---            ---
Michigan Total                 10,011                   97%                 98%            97%
                               ======                  ===                 ===            ===
 INDIANA
Brookside Village
  Goshen, IN                      430                   99%                 99%            84%(2)
Carrington Pointe
  Ft. Wayne, IN                   170                   (5)                 (5)            76%
Clear Water Village
  South Bend, IN                  202                   93%                 97%            94%(2)
Cobus Green
  Elkhart, IN                     386                   98%                 98%            98%
Holiday Village
  Elkhart, IN                     326                   98%                 99%            98%
Liberty Farms
  Valparaiso, IN                  220                  100%                 92% (2)       100%
Maplewood
  Lawrence, IN                    207                   97%                 99%            97%
Meadows
  Nappanee, IN                    330                   96%                 98%            99%
Meadowbrook
  Indianapolis, IN                444                   96%                 98%            81%(2)
Pine Hills
  Middlebury, IN                  126                   99%                 96%            94%
Timberbrook
  Bristol, IN                     567                   84%                 88% (2)        97%
Valley Mills
  Indianapolis, IN                356                   99%                 98%            98%
West Glen Village
  Indianapolis, IN                552                   99%                 99%            99%
Woods Edge
  West Lafayette, IN              430                   92%                 99%            98%
                               ------                  ---                 ---            ---

                              DEVELOPED            OCCUPANCY            OCCUPANCY      OCCUPANCY
                             SITES AS OF              AS OF                AS OF          AS OF
PROPERTY AND LOCATION        12/31/97 (1)         12/31/95 (1)        12/31/96 (1)    12/31/97(1)
---------------------   --------------------  --------------------  ---------------  -----------
Indiana Total                   4,746                    96%                 97%            94%
                                =====                   ===                 ===            ===
OTHER
Autumn Ridge
  Ankeny, IA                      400                   100%                 98%            99%
Boulder Ridge
  Pflugerville, TX                135                    --                  --             18%(6)
Branch Creek Estates
  Austin, TX                      392                    98%                 94% (6)        99%
Candlelight
  Chicago Heights, IL             309                    93%                 95%            99%
Casa del Valle (9)
  Alamo, TX                       114                    (5)                 (5)            96%
Catalina Community
  Middletown, OH                  462                    98%                 99%            97%
Chisholm Point Estates
  Pflugerville, TX                405                    98%                 83% (2)        98%
Douglas
  Atlanta, GA                     203                    89%                 95%            96%
Edwardsville
  Edwardsville, KS                634                    90%                 93%            90%(2)
Flagview
  Atlanta, GA                     198                    93%                 98%           100%
Paradise
  Chicago Heights, IL             278                    99%                 98%           100%
Pine Ridge
  Petersburg, VA                  245                   100%                 98%            99%
Pin Oak Parc
  O'Fallon, MO                    400                    99%                 99%            96%(2)
Snow to Sun (9)
  Weslaco, TX                     176                    (5)                 (5)            98%
Southfork
  Belton, MO                      476                    (5)                 (5)            98%
Timber Ridge
  Ft. Collins, CO                 582                   100%                100%           100%
Willowbrook (8)
  Toledo, OH                      266                    (5)                 (5)            97%
Woodside Terrace (8)
  Springfield, OH                 439                    (5)                 (5)            98%
Worthington Arms
  Delaware, OH                    224                    99%                100%            99%
                                -----                   ---                 ---            ---
Other Total                     6,338                    97%                 96%            96%
                                =====                   ===                 ===            ===
SOUTHEAST
  FLORIDA
Arbor Terrace
  Bradenton, FL                    (7)                  100%                100%           100%
Ariana Village
  Lakeland, FL                    210                    72% (6)             78% (6)        79%
Bonita Lake
  Bonita Springs, FL               (7)                  100%                100%           100%

                              DEVELOPED            OCCUPANCY            OCCUPANCY      OCCUPANCY
                             SITES AS OF              AS OF                AS OF          AS OF
PROPERTY AND LOCATION        12/31/97 (1)         12/31/95 (1)        12/31/96 (1)    12/31/97(1)
---------------------   --------------------  --------------------  ---------------  -----------
Breezy Hills (9)
  Pompano Beach, FL               169                  100%                 99%            94%
Chain O'Lakes
  Grand Island, FL                308                   97%                 95%            95%
Elmwood Mobile Home
Park
  Daytona Beach, FL               100                   (5)                 (5)           100%
Gold Coaster (9)
  Florida City, FL                222                   (5)                 (5)           100%
Golden Lakes
  Plant City, FL                  426                   91%                 92%            94%
Groves RV Resort
  Lee County, FL                   (7)                  (5)                 (5)           100%
Holly Forrest Estates
  Holly Hill, FL                  402                   (5)                 (5)           100%
Indian Creek (9)
  Ft. Myers Beach, FL             353                  100%                100%           100%
Island Lakes
  Merritt Island, FL              301                  100%                100%            99%
Kings Lake
  Debary, FL                      245                   62% (6)             66% (6)        76%
Kings Pointe
  Winter Haven, FL                229                   43% (6)             48% (6)        52%
Kissimmee Gardens
  Kissimmee, FL                   239                   99%                100%           100%
Lake Juliana
  Auburndale, FL                  293                   54% (6)             57% (6)        59%
Lake San Marino
  Naples, FL                       (7)                 100%                100%           100%
Leesburg Landing
  Lake County, FL                  96                   (4)                 54% (6)        50%
Meadowbrook Village
  Tampa, FL                       257                  100%                 97%           100%
Orange Tree
  Orange City, FL                 246                   78% (6)             83% (6)        89%
Plantation Manor
  Ft. Pierce, FL                  376                   95%                 97%            97%
Pleasure Cove
  Ft. Pierce, FL                  209                   95%                 95%            94%
Royal Country
  Miami, FL                       864                  100%                 99%            99%
Saddle Oak Club
  Ocala, FL                       376                   98%                100%            99%
Siesta Bay
  Ft. Myers Beach, FL              (7)                 100%                100%           100%
Silver Star
  Orlando, FL                     426                   96%                 96%            95%
Tallowwood
  Coconut Creek, FL               273                   62%                 63%            68%
Water Oak Country Club
  Estates
  Lady Lake, FL                   713                  100%                100%           100%

                              DEVELOPED            OCCUPANCY            OCCUPANCY      OCCUPANCY
                             SITES AS OF              AS OF                AS OF          AS OF
PROPERTY AND LOCATION        12/31/97 (1)         12/31/95 (1)        12/31/96 (1)    12/31/97(1)
---------------------   --------------------  --------------------  ---------------  -----------
Whispering Palm (9)
  Sebastian, FL                   324                  100%                 96%            92%
                               ------                  ---                 ---            ---
Florida Total                   7,657                   89%                 93%            92%
                               ======                  ===                 ===            ===
   TOTAL/AVERAGE               28,752                   93%                 95%            95%
                               ======                  ===                 ===            ===

(1)  Excludes 5,200 recreational vehicle sites owned at December 31, 1997.

(2) Occupancy in these Properties reflects the recent development of sites which are in their initial lease-up phase.

(3) This Property is owned by a joint venture in which the Operating Partnership has a 50% interest.

(4)  Acquired in 1996.

(5)  Acquired in 1997.

(6) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase.

(7)  This Property contains only recreational vehicle sites.

(8) The Company leases this Property. The Company has the option to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the option price.

(9)  This Property also contains recreational vehicle sites.



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

ITEM 3. LEGAL PROCEEDINGS

     Certain partnerships which previously owned twenty-four of the Properties (the "Sun Partnerships") were involved in a variety of legal proceedings arising in the ordinary course of business prior to the transfer of the Properties to the Operating Partnership, and the Company has become a successor party-in-interest to these proceedings as a result of the contribution of the Properties to the Company, as well as other proceedings that have arose in the ordinary course of operating the Properties. All such proceedings, taken together, are not expected to have a material adverse impact on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                   PART II
                                     - 10 -

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 2, 1998, the closing sales price of the Common Stock was $34 7/8 and the Common Stock was held by approximately 1,671 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the Company with respect to each such period.


                                                                High       Low    Distribution
                                                                ----     -------  ------------
         FISCAL YEAR ENDED DECEMBER 31, 1996
           First Quarter of 1996..............                  27 5/8   25 1/4       .455
           Second Quarter of 1996.............                  27 3/8   24 7/8       .455
           Third Quarter of 1996..............                  29       25 5/8       .455
           Fourth Quarter of 1996.............                  34 3/4   28 1/8       .455

         FISCAL YEAR ENDED DECEMBER 31, 1997
           First Quarter of 1997..............                  33 5/8   31 1/2        .47
           Second Quarter of 1997.............                  34 3/4   30 1/2        .47
           Third Quarter of 1997..............                  37 7/8   33 9/16       .47
           Fourth Quarter of 1997.............                  36 9/16  33 7/8        .47

ITEM 6.  SELECTED FINANCIAL DATA

              SUN COMMUNITIES, INC. AND PREDECESSOR BUSINESS



                                                         YEAR ENDED DECEMBER 31, (2)
                                          ----------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                          ----------  ----------  ----------  ----------  ----------
                                            (IN THOUSANDS EXCEPT FOR PER SHARE DATA AND OTHER DATA)
OPERATING DATA:
Revenues:
 Income from property....................    $ 93,188   $ 71,312     $ 44,048    $ 30,461   $ 14,222
 Income from SHS and BFSC................       1,518        506          325         432         --
 Other income............................       1,535      1,381          739       1,450        199
                                           ----------  ---------   ----------  ----------  ---------
  Total revenues.........................      96,241     73,199       45,112      32,343     14,421
                                           ----------  ---------   ----------  ----------  ---------
Expenses:
 Property operating and maintenance......      21,111     15,970        9,838       7,404      3,222
 Real estate taxes.......................       7,481      5,654        2,981       2,167      1,024
 General and administrative..............       4,520      3,458        2,535       2,005        893
 Depreciation and amortization...........      20,668     14,887        9,747       6,949      2,611
 Interest................................      14,534     11,277        6,420       4,894      5,280
 Predecessor business expenses...........           -          -            -           -      1,315
                                           ----------  ---------   ----------  ----------  ---------
  Total expenses.........................      68,314     51,246       31,521      23,419     14,345
                                           ----------  ---------   ----------  ----------  ---------
Income before extraordinary item and
minority interests....................         27,927     21,953       13,591       8,924         76
Extraordinary item, early
extinguishment of debt..................            -     (6,896)           -           -          -
                                           ----------  ---------   ----------  ----------  ---------
Income before minority interests........       27,927     15,057       13,591       8,924         76
Income (loss) allocated to minority
interests...............................        5,672      3,353        1,930       1,138       (212)
                                           ----------  ---------   ----------  ----------  ---------
Net income..............................     $ 22,255   $ 11,704     $ 11,661    $  7,786   $    288
                                           ==========  =========   ==========  ==========  =========
Net income per weighted average share:       $   1.38   $    .85     $   1.19    $   1.05   $    .05
 Basic...................................   ==========  =========   ==========  ==========  =========
 Diluted.................................    $   1.37   $    .85     $   1.19    $   1.04   $    .05
                                           ==========  =========   ==========  ==========  =========
Weighted average common shares
outstanding.............................       16,081     13,733        9,792       7,416      5,326
                                           ==========  =========   ==========  ==========  =========
Distribution per common share(1)........     $  1.865   $   1.81     $  1.335    $   1.78   $   .077
                                           ==========  =========   ==========  ==========  =========
OTHER DATA:
 Total properties (at end of period)(3)..          99         83           54          46         31
 Total sites (at end of period)(3).......      35,936     30,026       18,145      14,318      9,036
BALANCE SHEET DATA:
 Rental property, before accumulated
 depreciation............................    $684,821   $588,813     $326,613    $257,030   $148,668
 Total assets............................    $690,914   $585,056     $325,104    $267,370   $157,462
 Total debt..............................    $264,264   $185,000     $107,055    $ 62,931   $ 46,413
 Stockholders' equity....................    $326,780   $300,932     $177,593    $174,978   $ 92,985

(1) The distribution of $.445 per share for the fourth quarter of 1995 was declared and paid in January, 1996, and accordingly is not included in the $1.335.
(2) See the Consolidated Financial Statements of the Company included elsewhere herein.
(3)  Includes communities financed by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1997 to year ended December 31, 1996

     For the year ended December 31, 1997, income before extraordinary item and minority interests increased by $5.9 million from $22.0 million to $27.9 million, when compared to the year ended December 31, 1996. The increase was due to increased revenues of $23.0 million while expenses increased by $17.1 million.

     Income from property increased by $21.9 million from $71.3 million to $93.2 million due primarily to the acquisition of communities comprising approximately 5,200 developed sites during 1997 and 29 communities comprising in excess of 11,300 developed sites during 1996.

     Income from Home Services and Bingham Financial Services Corporation ("Bingham" or "BFSC") increased by $1.0 million to $1.5 million from $.5 million due to increased sales of homes and the financing operations of the Company's newly formed affiliate, Bingham.

     Property operating and maintenance expenses increased by $5.1 million from $16.0 million to $21.1 million due primarily to the acquired communities.

     Real estate taxes increased by $1.8 million from $5.7 million to $7.5 million due primarily to the acquired communities.

     General and administrative expenses increased by $1.0 million from $3.5 million to $4.5 million due primarily to additional staff as a result of the Company's growth.

     Interest expense increased by $3.2 million from $11.3 million to $14.5 million due primarily to $150 million Senior Notes which were issued May 1, 1996. Included in interest is amortization of deferred finance costs of $.2 million in 1997 and 1996.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $15.0 million from $48.1 million to $63.1 million. EBITDA as a percent of revenues was 65.6% compared to 65.7% in 1996.

     Depreciation and amortization expense increased by $5.8 million from $14.9 million to $20.7 million due primarily to the acquisition of communities in 1997 and 1996.

Comparison of year ended December 31, 1996 to year ended December 31, 1995

     For the year ended December 31, 1996, income before extraordinary item and minority interests increased by $8.4 million from $13.6 million to $22.0 million, when compared to the year ended December 31, 1995. The increase was due to increased revenues of $28.1 million while expenses increased by $19.7 million.

     Income from property increased by $27.3 million from $44.0 million to $71.3 million due primarily to the acquisition of 29 communities comprising in excess of 11,300 developed sites during 1996 and six additional communities comprising in excess of 2,200 developed sites during 1995.

     Other income increased by $.7 million from $.7 million to $1.4 million due to higher levels of interest income resulting primarily from investment of proceeds of financings and interest on mortgage notes receivable for a full year in 1996.

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

     EBITDA increased by $18.3 million from $29.8 million to $48.1 million. EBITDA as a percent of revenues was 65.7% compared to 66.0 % in 1995.

     Depreciation and amortization expense increased by $5.2 million from $9.7 million to $14.9 million due primarily to the acquisition of communities in 1996 and 1995.

SAME PROPERTY INFORMATION

     The following table reflects property-level financial information as of and for the years ended December 31, 1997 and 1996. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1996. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation notes or where the Company is providing financing and managing the properties. Such amounts relate to 1,873 sites in 1997 and 1,218 sites in 1996 and were formerly classified in other income.


                                          SAME PROPERTY     TOTAL PORTFOLIO
                                        ----------------  ------------------
                                         1997      1996    1997        1996
                                        ------  -------  --------   --------
                                         (in thousands)    (in thousands)
Property revenues, including other      $52,241  $48,725  $93,188     $71,312
                                        -------  -------  -------     -------

Property operating expenses:
   Property operating and maintenance    10,135    9,720   21,111      15,970
   Real estate taxes                      3,857    3,640    7,481       5,654
                                        -------  -------  -------     -------
       Property operating expenses       13,992   13,360   28,592      21,624
                                        -------  -------  -------     -------

Property EBITDA                         $38,249  $35,365  $64,596     $49,688
                                        =======  =======  =======     =======

Number of properties                         54       54       99          83
Developed sites                          18,904   18,539   35,936      30,026
Occupied sites                           17,954   17,404   33,415      27,949
Occupancy %                                95.0%    93.9%    95.0%(1)    94.4%(1)
Weighted average monthly rent per site  $   251  $   241  $   255 (1) $   250 (1)
Sites available for development           1,423    1,943    3,641 (2)   3,268
Sites in development                        291      509      904         779

-------------------------

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

(2)  Includes 750 sites related to zoned land.

     On a same property basis, property revenues increased by $3.5 million from $48.7 million to $52.2 million, or 7.2 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 550 leased sites at December 31, 1997 compared to December 31, 1996 and the increase in weighted average monthly rent per site from $241 in 1996 to $251 in 1997.

     Property operating expenses increased by $.6 million from $13.4 million to $14.0 million, or 4.7 percent, due to increased occupancies and costs and increases in assessments and millage by local taxing authorities. Property EBITDA increased by $2.9 million from $35.4 million to $38.3 million, or 8.2 percent.

     Sites available for development in the total portfolio increased by 373 from 3,268 to 3,641.

LIQUIDITY SOURCES AND REQUIREMENTS

     Cash and cash equivalents decreased by $7.0 million to $2.2 million at December 31, 1997 compared to $9.2 million at December 31, 1996 primarily because cash used in investing activities exceeded cash provided by operating and financing activities.

     Net cash provided by operating activities increased by $4.8 million from $35.4 million to $40.2 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase was due primarily to a $16.4 million increase in income before depreciation and amortization, minority interests and extraordinary item offset by a $4.3 million increase in other assets and a $7.4 million decrease in accounts payable and other liabilities.

     Net cash used in investing activities increased by $30.8 million from $76.9 million to $107.7 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This was due to increased investments in mortgage notes, affiliates and officer notes.

     Net cash provided by financing activities increased by $9.8 million from $50.6 million to $60.5 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase was due to proceeds from the sale of shares of Common Stock pursuant to the Company's Dividend Reinvestment Plan exceeding the distributions paid to stockholders and OP Unit holders by $13.7 million offset by a reduction in net borrowings, including proceeds from a 1996 Common Stock offering and deferred financing activities of $3.9 million.

     The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999.

     At December 31, 1997, the Company's debt to total market capitalization approximated 28.8% (assuming conversion of all Common and Preferred OP Units to shares of Common Stock), with a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.23%.

     Capital expenditures for 1997 included recurring capital expenditures of $4.6 million, including $.4 million for additional space and related costs at corporate headquarters, and revenue producing capital expenditures of $1.2 million which principally consisted of water metering programs.

     Development costs including land acquisitions of $0.2 million aggregated $17.5 million for the year ended December 31, 1997.

RATIO OF EARNINGS TO FIXED CHARGES

     The Company's ratio of earnings to fixed charges for the years ended December 31, 1995, 1996, and 1997 was 3.03:1, 2.49:1, and 2.40:1, respectively.

INFLATION

     Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

OTHER

     The Company does not anticipate the Year 2000 compliance requirements will have a material impact on earnings. The Company has initiated replacement of the Company's most significant computer programs with new updates that are warranted to be Year 2000 compliant. Installation of these updates is anticipated to be completed prior to December 31, 1998. All other programs subject to Year 2000 concerns will be evaluated utilizing internal and external resources to re-program, replace or test each of them. A formal communication plan with significant third party vendors will be initiated during 1998 to determine their Year 2000 compliance programs.

     Industry analysts consider funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. It is defined as income before minority interests plus non-cash items such as depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

     The following table presents FFO for each of the quarters during 1997, 1996 and 1995:


              QUARTERS ENDED             1997      1996      1995
              -----------------------  --------  --------   -------

                 March 31               $11,204    $6,201    $5,288
                 June 30                 11,178     8,960     5,878
                 September 30            11,485     9,652     5,998
                 December 31             12,081    10,282     6,114
                                       --------  --------   -------
                                        $45,948   $35,095   $23,278
                                       ========   ========  =======


              Weighted average OP
               Units used for basic
               FFO per share:            18,444    15,646    11,420

              Dilutive securities:
               Stock options                187        87        34
               Convertible preferred
                  OP Units                1,224       883        --
                                       --------  --------   -------

              Weighted average OP
               Units used for diluted
               FFO per share:            19,855    16,616    11,454
                                       ========  ========   =======



Diluted FFO per unit reflects the potential dilution that would occur if securities were exercised or converted into OP Units. For purposes of calculating diluted FFO per OP Unit, $2,505 and $1,670 would be added to FFO in 1997 and 1996, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are filed herewith under
Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent public accountants during the past two fiscal years.


                                   PART III

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.


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

     (b) Reports on Form 8-K

         The Company filed a report on Form 8-K detailing the twelve (12) manufactured housing communities which it acquired during the 1997 calendar year. The date of the report was December 31, 1997. The following financial statements were filed as exhibits to such report: (i) Historical Summaries of Gross Income and Direct Operating Expenses for each of Southfork Mobile Home Park, White Oak Estates, Willowbrook Place and Woodside Terrace; (ii) Pro-Forma Condensed Consolidated Statement of Operations for the year ended December 31, 1997 (unaudited); and (iii) Pro-Forma Condensed Consolidated Balance Sheet as of December 31, 1997 (unaudited).

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGES
Report of Independent Accountants                                       F-2


Financial Statements:

  Consolidated Balance Sheet as of December 31, 1997 and 1996           F-3

  Consolidated Statement of Income
      for the Years Ended December 31, 1997, 1996 and 1995              F-4

  Consolidated Statement of Stockholders' Equity for the Years
      Ended December 31, 1997, 1996 and 1995                            F-5

  Consolidated Statement of Cash Flows for the
      Years Ended December 31, 1997, 1996 and 1995                      F-6

  Notes to Consolidated Financial Statements                     F-7 - F-14


Schedule III - Real Estate and Accumulated Depreciation         F-15 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sun Communities, Inc.:

We have audited the accompanying consolidated balance sheet of Sun Communities, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the consolidated financial statement schedule listed under 14(a)(2) of this form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sun Communities, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.



Coopers & Lybrand L.L.P.
Detroit, Michigan
February 23, 1998

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1997 AND 1996
(AMOUNTS IN THOUSANDS)



                           ASSETS                           1997       1996
                                                            ----       ----
Investment in rental property, net                        $634,737   $558,278

Cash and cash equivalents                                    2,198      9,236
Investment in Sun Home Services, Inc. ("SHS")               11,973      5,103
Investment in Bingham Financial Services, Corp. ("BFSC")     4,586         --
Mortgage notes receivable                                   19,269      4,176
Other assets                                                18,151      8,263
                                                          --------   --------
             Total assets                                 $690,914   $585,056
                                                          ========   ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Line of credit                                         $ 17,000   $     --
   Debt                                                    247,264    185,000
   Accounts payable and accrued expenses                     8,765      7,718
   Deposits and other liabilities                            8,853      9,123
                                                          --------   --------
                                                           281,882    201,841
                                                          --------   --------
Minority interests                                          82,252     82,283
                                                          --------   --------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
        authorized, none issued
   Common stock, $.01 par value, 100,000 shares
        authorized, 16,587 and 15,389 issued and
        outstanding in 1997 and 1996, respectively             166        154
   Paid-in capital                                         364,050    328,321
   Officers' notes                                         (11,773)    (9,173)
   Distributions in excess of accumulated earnings         (25,663)   (18,370)
                                                          --------   ---------
        Total stockholders' equity                         326,780    300,932
                                                          --------   --------
             Total liabilities and stockholders' equity   $690,914   $585,056
                                                          ========   ========




  The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                  1997     1996      1995
                                                                ------    -----    ------
REVENUES
 Income from property .........................................  $93,188  $71,312   $44,048
 Income from SHS and BFSC .....................................    1,518      506       325
 Other income, principally interest ...........................    1,535    1,381       739
                                                                 -------  -------   -------
    Total revenues ............................................   96,241   73,199    45,112
                                                                 -------  -------   -------

EXPENSES
 Property operating and maintenance ...........................   21,111   15,970     9,838
 Real estate taxes ............................................    7,481    5,654     2,981
 General and administrative ...................................    4,520    3,458     2,535
 Depreciation and amortization ................................   20,668   14,887     9,747
 Interest .....................................................   14,534   11,277     6,420
                                                                 -------  -------   -------
    Total expenses ............................................   68,314   51,246    31,521
                                                                 -------  -------   -------

Income before extraordinary item and minority interests .......   27,927   21,953    13,591

Extraordinary item, early extinguishment of debt ..............       --    6,896        --
                                                                 -------  -------   -------

Income before minority interests ..............................   27,927   15,057    13,591

Less income allocated to minority interests:
    Preferred OP Units ........................................    2,505    1,670        --
    Common OP Units ...........................................    3,167    1,683     1,930
                                                                 -------  -------   -------
    Net income ................................................  $22,255  $11,704   $11,661
                                                                 =======  =======   =======
Basic earnings per share:
    Income before extraordinary item ..........................  $  1.38  $  1.35   $  1.19
    Extraordinary item ........................................       --      .50        --
                                                                 -------  -------   -------
    Net income ................................................  $  1.38  $   .85   $  1.19
                                                                 =======  =======   =======
Weighted average common shares outstanding ....................   16,081   13,733     9,792
                                                                 =======  =======   =======

Diluted earnings per share:
    Income before extraordinary item ..........................  $  1.37  $  1.35   $  1.19
    Extraordinary item ........................................       --      .50        --
                                                                 -------  -------   -------
    Net income ................................................  $  1.37  $   .85   $  1.19
                                                                 =======  =======   =======



   The accompanying notes are an integral part of the consolidated financial statement

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                                                               DISTRIBUTIONS
                                                                          COMMON    PAID-IN      IN EXCESS
                                                                          STOCK     CAPITAL     OF EARNINGS
                                                                          ------    -------    --------------
Balance, January 1, 1995 .......................................         $   95    $ 180,944   $   (6,061)

Issuance of 400 shares of common stock for officer notes .......              4        8,646

Exercise of stock options and other, net .......................                         887

Reclassification and conversion of minority interests ..........                       3,098

Net income .....................................................                                   11,661

Cash distributions declared of $1.335 per share ................                                  (13,031)
                                                                         ------    ---------   ----------
Balance, December 31, 1995 .....................................             99      193,575       (7,431)

Issuance of 4,807 shares of common stock for officer notes .....             48      118,245

Dividend reinvestment plan and other, net ......................              7       15,198

Reclassification and conversion of minority interests ..........                       1,303

Net income .....................................................                                   11,704

Cash distributions declared of $1.81 per share .................                                  (22,643)
                                                                         ------    ---------   ----------
Balance, December 31, 1996 .....................................            154      328,321      (18,370)

Dividend reinvestment plan and other, net ......................             12       36,712

Reclassification and conversion of minority interests ..........                        (983)

Net income......................................................                                   22,255

Cash distributions declared of $1.865 per share ................                                  (29,548)
                                                                         ------    ---------   ----------
Balance, December 31, 1997 .....................................         $  166    $ 364,050   $  (25,663)
                                                                         ======    =========   ==========



  The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(AMOUNTS IN THOUSANDS)

                                                                                  1997         1996          1995
                                                                               ---------     ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income ................................................................  $  22,255     $  11,704     $ 11,661
 Adjustments to reconcile net income to
     cash provided by operating activities:
   Income allocated to minority interests ..................................      3,167         1,683        1,930
   Extraordinary item, net of prepayment penalties .........................         --         1,390           --
   Depreciation and amortization costs .....................................     20,668        14,887        9,747
   Deferred financing costs ................................................        235           236          598
   Increase in other assets ................................................     (6,919)       (2,659)      (3,474)
   Increase in accounts payable and
     other liabilities .....................................................        796         8,173        4,521
                                                                              ---------     ---------     --------
   Net cash provided by operating activities ...............................     40,202        35,414       24,983
                                                                              ---------     ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in rental properties ...........................................    (78,552)      (78,722)     (38,214)
 Investment in mortgage notes receivable ...................................    (15,093)           --       (4,143)
 Investment in SHS. ........................................................     (6,870)        1,804        1,872
 Investment in BFSC ........................................................     (4,586)           --           --
 Officer note ..............................................................     (2,600)           --           --
                                                                              ---------     ---------     --------
   Net cash used in investing activities ...................................   (107,701)      (76,918)     (40,485)
                                                                              ---------     ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sales of common stock ...................................         --       117,770           --
 Proceeds from borrowings ..................................................     62,000       185,000       41,257
 Repayments on borrowings ..................................................       (189)     (241,114)     (10,077)
 Payments for deferred financing costs .....................................     (4,326)         (277)        (990)
 Distributions .............................................................    (33,748)      (25,965)     (19,832)
 Retirement of common operating partnership units ..........................         --            --       (1,001)
 Dividend reinvestment plan and other, net .................................     36,724        15,205          887
                                                                              ---------     ---------     --------
    Net cash provided by financing activities ..............................     60,461        50,619       10,244
                                                                              ---------     ---------     --------
 Net increase (decrease) in cash and cash equivalents ......................     (7,038)        9,115       (5,258)
 Cash and cash equivalents, beginning of year ..............................      9,236           121        5,379
                                                                              ---------     ---------     --------
 Cash and cash equivalents, end of year ....................................  $   2,198     $   9,236     $    121
                                                                              =========     =========     ========

SUPPLEMENTAL INFORMATION
 Cash paid for interest including capitalized amounts of $645,
       $380 and $192 in 1997, 1996 and 1995, respectively ..................  $  14,742     $   9,958     $  5,499
 Noncash investing and financing activities:
    Increase in minority interests for rental properties and other assets ..         --        53,437       15,444
    Debt assumed for rental properties and other ...........................         --       134,059       12,944
    Capitalized lease obligations for rental properties and other ..........     17,453            --           --
    Transfer of rental homes with SHS ......................................         --        (3,720)       4,018
    Issuance of common stock for officers' notes ...........................         --           523        8,650



  The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES:

   A. BUSINESS: Sun Communities, Inc. and its subsidiaries (the "Company") is a real estate investment trust ("REIT") which owns and operates or finances 99 manufactured housing communities located in 13 states concentrated principally in the Midwest and Southeast comprising approximately 36,000 developed sites and approximately 3,600 sites suitable for development. The Company generally will not be subject to federal or state income taxes to the extent it distributes its REIT taxable income to its stockholders.

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

   B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned subsidiaries. The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the 18.9 million OP Units outstanding, the Company owns 16.6 million or 87.5 percent. The minority interests are adjusted to their relative ownership interest annually by reclassification to/from paid-in capital.

        Also included in minority interest are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing an annual dividend of $1.89 and redeemable at par or convertible in June, 2002. The POP
        Units are convertible one-for-one into OP Units at prices up to $31.50 per share. At prices above $31.50 per share, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of stock price appreciation above $36 per share. The denominator is the then stock price. Had conversion occurred at the December 31, 1997 stock price of $35.94, the 1.325 million POP Units would have converted into 1.161 million OP Units.

        SHS provides home sales and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.

        BFSC provides financing to current and prospective tenants. The Company owns 25,000 common shares or 2% of BFSC. The Company has 730,000 warrants exercisable at prices ranging from $10 to $14 per share from 2001 through 2018. The market price of BFSC stock at December 31, 1997 was $10 .

   C. RENTAL PROPERTY: Rental property is recorded at the lower of cost, less accumulated depreciation or fair value. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES, CONTINUED:

   D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

   E. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants range from month-to-month to twelve years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

   F. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value.

   G. TAX STATUS OF DIVIDENDS: Approximately 31.2, 56.6, and 47.8 percent of the distributions paid in 1997, 1996, and 1995, respectively, represent a return of capital.

   H. CASH FLOW HEDGES: The company periodically enters into hedge transactions utilizing Treasury securities to lock-in the basic interest cost of financing acquisitions. The gain or loss on such hedges is amortized as an adjustment to interest expense over the term of the related financing.

   I. RECLASSIFICATIONS: Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 financial statement presentation. Such reclassifications have no effect on operations as originally presented.

2. ACQUISITIONS:

   During 1997, the Company acquired 12 manufactured housing communities comprising 4,258 developed sites and 425 sites suitable for development. The cost of acquisitions aggregated $69.8 million excluding $4.5 million of future payments contingent upon certain events. Consideration consisted of $51.3 million in cash and $18.5 million in capitalized lease obligations.

   During 1996, the Company acquired 29 manufactured housing communities comprising in excess of 11,350 developed sites and 500 sites suitable for development for $247.9 million. Consideration consisted of $134.1 million in the assumption or issuance of debt, $53.4 million in issuance of Common and Preferred OP Units and $60.4 million of cash.

   These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with an acquisition, the Company is obligated to issue $12.1 million of OP Units over the expected lease-up of the community through 2009 based on the per unit price of the OP Units on each annual date.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995



2. ACQUISITIONS, CONTINUED:

   The following unaudited table of pro forma information has been prepared as if the Company's acquisition of 29 manufactured housing communities in 1996 and 12 manufactured housing communities in 1997 had occurred as of January 1, 1996. In management's opinion, the pro forma information is not necessarily indicative of consolidated results of operations that may have occurred had the above transactions taken place on January 1 1996. In the following table, the amounts are in thousands except per share amounts:



                                             PRO FORMA FOR THE
                                                YEAR ENDED
                                                DECEMBER 31
                                             -----------------
                                                (UNAUDITED)
                                             -----------------
                                              1997       1996
                                             -------    ------
   Revenues ...............................  $103,401  $ 95,126
   Operating income .......................  $ 67,697  $ 61,980
   Net income .............................  $ 24,762  $ 20,981
   Net income per share ...................  $   1.34  $   1.21


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


3. RENTAL PROPERTY:

                                                       AT  DECEMBER 31
                                                     ------------------
                                                       1997      1996
                                                     --------  --------
   Land ...........................................  $ 67,677  $ 58,943
   Land improvements and buildings ................   598,699   510,726
   Furniture, fixtures, and equipment .............    12,676     9,826
   Property under development .....................     5,769     9,318
                                                     --------  --------
                                                      684,821   588,813
      Less accumulated depreciation ...............   (50,084)  (30,535)
                                                     --------  --------
                                                     $634,737  $558,278
                                                     ========  ========


Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 1997 are net carrying amounts related to capitalized leases of $18.4 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995


4. NOTES RECEIVABLE:

   Mortgage notes receivable consisted of the following (amounts in thousands):



                                                                               AT DECEMBER 31
                                                                          ----------------------
                                                                            1997         1996
                                                                          --------     ---------
        Mortgage notes receivable with minimum
              monthly interest payments at 7%,
              maturing June 30, 2012, collateralized
              by manufactured housing/recreational
              vehicle communities located in Dover,
              DE (a)                                                       $15,093       $    --


        Second mortgage and third shared appreciation
              mortgage notes with monthly interest
              payments at an average rate of 17 %
              and excess interest as defined, maturing
              May 1, 2001, collateralized by manufactured
              housing communities located in Alberta, Canada                 4,176         4,176
                                                                           -------       -------
                                                                           $19,269       $ 4,176
                                                                           =======       =======



     (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.

The officers' notes are 10 year, LIBOR + 1.75% notes,with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 372,206 shares of the Company's common stock and 127,794 OP Units with personal liability up to approximately $7.2 million. Interest income of $.8 million and $.6 million has been recognized in 1997 and 1996, respectively. Accrued interest of $.2 million and $.3 million has been recorded at December 31, 1997 and 1996, respectively of which $.2 million was paid in both February, 1998 and January, 1997.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1997, 1996 AND 1995



5. DEBT:

                                                                               AT DECEMBER 31
                                                                           ----------------------
                                                                              1997        1996
                                                                           ----------   ---------
   Collateralized term loan, interest at 7.01%, due
        September 9, 2007 .........................................         $  44,889          --
   Collateralized term loan, interest at LIBOR plus 1.50%
        due November 1, 1997 ......................................                --   $   35,000
   Senior notes, interest at 7.375%, due May 1, 2001 ..............            65,000       65,000
   Senior notes, interest at 7.625%, due May 1, 2003 ..............            85,000       85,000
   Senior notes, interest at 6.97%, due December 3, 2007 ..........            35,000           --
   Collateralized lease obligations, interest at 6.1%, due
        December 1, 2002 ..........................................            17,375           --
                                                                            ---------   ----------
                                                                            $ 247,264   $  185,000
                                                                            =========   ==========


   The Company has a $75 million unsecured line of credit at LIBOR plus .90% maturing in November, 1999, of which $58 million was available at December 31, 1997. The interest rate at December 31, 1997 was 6.89%.

   The term loan is collateralized by 7 communities comprising approximately 3,400 sites. Annual payments under capitalized lease obligations range from $1.3 million to $1.4 million during their terms. The extraordinary item of $6.9 million in 1996 results from the early extinguishment of debt and includes prepayment penalties and related deferred financing costs.

   At December 31, 1997, the Company has Treasury Rate Locks for a total notional amount of $88.7 million and an unrealized loss of $1.5 million for the purpose of hedging against the potential for increased interest expense on anticipated future fixed rate financings. At the present time, the Company anticipates issuing fixed rate securities in 1998 with a maturity of at least five to ten years. Should medium term interest rates increase, the value of the Treasury Rate Locks will increase offsetting a portion of the additional interest expense incurred. Alternatively, should medium term interest rates decrease, the Company will incur costs which would be offset by lower interest expense.

   At December 31, 1997, the maturities of debt during the next five years were approximately as follows: 1998 - $.8 million; 1999 - $.8 million; 2000 - $.9 million; 2001 $66.0 million; and 2002 - $16.6 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

6. STOCK OPTIONS:

   Data pertaining to stock option plans are as follows:

                                                                1997                  1996             1995
                                                             -----------         ---------------  ---------------
Options outstanding, January 1 ......................            767,434                 301,167          300,000
Options granted .....................................            262,000                 482,950          375,430
  Option price ......................................         $27-$35.39         $26.625-$28.637  $21.625-$24.875
Options exercised ...................................             61,033                  16,683          356,763
  Option price ......................................         $20-$28.64             $20-$23.125      $20-$21,625
Options forfeited ...................................              2,501                      --           17,500
  Option price ......................................      $24.88-$28.64                      --      $22-$23.125
Options outstanding, December 31 ....................            965,900 (a)             767,434          301,167
  Option price ......................................         $20-$35.39             $20-$28.637      $20-$24.875
Options exercisable, December 31 ....................            482,651 (a)             392,949          232,833


  (a) There are 337,700 and 300,031 options outstanding and exercisable, respectively, which range from $20.00 - $27.99. The weighted average exercise price for these outstanding and exercisable options is $22.78 and $22.28, respectively. There are 628,200 and 182,620 options outstanding and exercisable, respectively, which range from $28.00 - $35.99. The weighted average exercise price for these outstanding and exercisable options is $30.26 and $28.70, respectively. The weighted average contractual life of outstanding options is 6.9 years.

At December 31, 1997, 432,000 shares of common stock were available for the granting of options. Options are granted at fair market value and generally vest over a two-year period and may be exercised for 10 years after date of grant. The stock option plans provide for the grant of up to 1,593,000 options. In addition, the Company established a Long-Term Incentive Plan for its nonexecutive officer employees permitting a grant of up to 240,000 options which were granted in 1997, and become exercisable in equal installments in 2002-2004 based on corporate profit performance.

The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted


                                                                                            1997         1996
                                                                                           ------      --------
Estimated fair value  value per share of options granted during year ..................     $2.82        $1.94

     Assumptions:
     Annualized dividend yield .........................................................      7.1%         6.9%
         Common stock price volatility .................................................     15.6%        15.1%
         Risk-free rate of return ......................................................      6.7%         6.2%
         Expected option term (in years) ...............................................        7            8

If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $21.9 million and $11.5 million and basic net income per share of $1.36 and $.84 in 1997 and 1996, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995


7. EARNINGS PER SHARE:

                                                       1997     1996     1995
                                                      -------  -------  -------
   Earnings used for basic and diluted earnings per
      share computation                               $22,255  $11,704  $11,661
                                                      =======  =======  =======

   Total shares used for basic earnings per share      16,081   13,733    9,792
   Dilutive securities:
      Stock options                                       187       87       34
                                                      -------  -------  -------
  Total shares used for diluted earnings per share
    computation                                        16,268   13,820    9,826
                                                      =======  =======  =======


Diluted earnings per share reflect the potential dilution that would occur if securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per share in 1997 and 1996.



8. QUARTERLY FINANCIAL DATA (UNAUDITED):

The following unaudited quarterly amounts are in thousands, except for per share amounts:


                                                    FIRST      SECOND     THIRD    FOURTH
                                                   QUARTER    QUARTER    QUARTER   QUARTER
                                                   MARCH 31   JUNE 30    SEPT. 30  DEC. 31
                                                   --------  ----------  --------  -------
1997
Total revenues ..................................   $23,393     $23,233   $24,117  $25,498
Operating income (a) ............................   $15,305     $15,188   $15,740  $16,896
Income before allocation to minority interests ..   $ 7,039     $ 6,878   $ 6,992  $ 7,018
Net income ......................................   $ 5,568     $ 5,447   $ 5,573  $ 5,667
Weighted average common shares outstanding ......    15,632      15,924    16,243   16,527
Earnings per common share .......................   $   .36     $   .34   $   .34  $   .34

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995

8. QUARTERLY FINANCIAL DATA (UNAUDITED)CONTINUED:



                                                    FIRST     SECOND      THIRD    FOURTH
                                                   QUARTER    QUARTER    QUARTER   QUARTER
                                                   MARCH 31  JUNE 30(b)  SEPT. 30  DEC. 31
                                                   --------  ----------  --------  -------
1996
Total revenues ..................................   $12,442     $18,149   $20,862  $21,746
Operating income (a) ............................   $ 8,254     $12,063   $13,538  $14,262
Income before allocation to minority interests ..   $ 3,456     $ 5,647   $ 6,278  $ 6,572
Net income ......................................   $ 2,937     $ 4,631   $ 5,012  $ 5,230
Weighted average common shares outstanding ......    10,013      14,489    15,092   15,337
Earnings per common share .......................   $   .29     $   .32   $   .33  $   .34


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

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(AMOUNTS IN THOUSANDS)


                                                                                              INITIAL COST
                                                                                               TO COMPANY
                                                                                        ------------------------
                                                                                                        BUILDING
                                                                                                          AND
      PROPERTY NAME                    LOCATION                ENCUMBRANCE                LAND          FIXTURES
-------------------------          -----------------          -------------             -------         --------
Allendale                          Allendale, MI                      -              $    393         $   3,684
Alpine                             Grand Rapids, MI                   -                   729             6,692
Arbor Terrace                      Bradenton, FL                      -                   481             4,410
Ariana Village                     Lakeland, FL                       -                   240             2,195
Autumn Ridge                       Ankeny, IO                         -                   890             8,054
Bedford Hills                      Battle Creek, MI                   -   (1)           1,265            11,562
Bonita Lake                        Bonita Springs, FL                 -                   285             2,641
Boulder Creek                      Pflugerville, TX                   -                 1,000               500
Branch Creek                       Austin, TX                         -                   796             3,716
Breezy Hill                        Pompano Beach, FL                  -                 1,778            16,085
Brentwood                          Kentwood, MI                       -                   385             3,592
Brookside Village                  Goshen, IN                         -                   260             1,080
Byron Center                       Byron Center, MI                   -                   257             2,402
Candlelight Village                Chicago Heights, IL                -                   600             5,623
Candlewick Court                   Owosso, MI                         -                   125             1,900
Carrington Pointe                  Ft. Wayne, IN                      -                 1,076             3,632
Casa Del Valle                     Alamo, TX                          -                   246             2,316
Catalina                           Middletown, OH                     -                   653             5,858
Chain O'Lakes                      Grand Island, FL                   -                   551             5,003
Chisholm Point                     Pflugerville, TX                   -                   609             5,286
Clearwater Village                 South Bend, IN                     -                    80             1,270
Cobus Green                        Elkhart, IN                        -                   762             7,037
College Park Estates               Canton, MI                         -                    75               800
Continental Estates                Davison, MI                        -                 1,625            16,581
Country Acres                      Cadillac, MI                       -                   380             3,495
Country Meadows                    Flat Rock, MI                      -                   924             7,583
Countryside Village                Perry, MI                          -   (1)             275             3,920
Creekwood Meadows                  Burton, MI                         -                   808             2,043




                                                                COST CAPITALIZED
                                                                 SUBSEQUENT TO
                                                                  ACQUISITION                       GROSS AMOUNT
                                                            ------------------------                 CARRIED AT
                                                                 IMPROVEMENTS                    DECEMBER 31, 1997
                                                            -------------------------        --------------------------
                                                                            BUILDING                          BUILDING
                                                                              AND                               AND
     PROPERTY NAME                   LOCATION                  LAND         FIXTURES            LAND           FIXTURES
-------------------------          -----------------        ------------    ---------        ---------       -----------
Allendale                          Allendale, MI                    -       $   1,154        $     393       $     4,838
Alpine                             Grand Rapids, MI                 -             517              729             7,209
Arbor Terrace                      Bradenton, FL                    -              46              481             4,456
Ariana Village                     Lakeland, FL                     -             222              240             2,417
Autumn Ridge                       Ankeny, IO                       -             142              890             8,196
Bedford Hills                      Battle Creek, MI                 -             116            1,265            11,678
Bonita Lake                        Bonita Springs, FL               -              37              285             2,678
Boulder Creek                      Pflugerville, TX           $   493           1,564            1,493             2,064
Branch Creek                       Austin, TX                       -           3,837              796             7,553
Breezy Hill                        Pompano Beach, FL                -              53            1,778            16,138
Brentwood                          Kentwood, MI                     -              64              385             3,656
Brookside Village                  Goshen, IN                     386           3,919              646             4,999
Byron Center                       Byron Center, MI                 -              63              257             2,465
Candlelight Village                Chicago Heights, IL              -             120              600             5,743
Candlewick Court                   Owosso, MI                     132             769              257             2,669
Carrington Pointe                  Ft. Wayne, IN                    -               -            1,076             3,632
Casa Del Valle                     Alamo, TX                        -               -              246             2,316
Catalina                           Middletown, OH                   -             207              653             6,065
Chain O'Lakes                      Grand Island, FL                 -              55              551             5,058
Chisholm Point                     Pflugerville, TX                 -           1,206              609             6,492
Clearwater Village                 South Bend, IN                  61           1,119              141             2,389
Cobus Green                        Elkhart, IN                      -             279              762             7,316
College Park Estates               Canton, MI                     174           4,309              249             5,109
Continental Estates                Davison, MI                    150              63            1,775            16,644
Country Acres                      Cadillac, MI                     -              46              380             3,541
Country Meadows                    Flat Rock, MI                  296           7,409            1,220            14,992
Countryside Village                Perry, MI                      185           1,411              460             5,331
Creekwood Meadows                  Burton, MI                     404           1,588            1,212             3,631






                                                                              ACCUMULATED          DATE OF
     PROPERTY NAME                     LOCATION                 TOTAL         DEPRECIATION       ACQUISITION
-------------------------          -----------------          ---------       ------------       ------------
Allendale                          Allendale, MI              $     5,231        $     222            1996
Alpine                             Grand Rapids, MI                 7,938              360            1996
Arbor Terrace                      Bradenton, FL                    4,937              233            1996
Ariana Village                     Lakeland, FL                     2,657              287            1994
Autumn Ridge                       Ankeny, IO                       9,086              415            1996
Bedford Hills                      Battle Creek, MI                12,943              599            1996
Bonita Lake                        Bonita Springs, FL               2,963              138            1996
Boulder Creek                      Pflugerville, TX                 3,557               36            1996
Branch Creek                       Austin, TX                       8,349              339            1995
Breezy Hill                        Pompano Beach, FL               17,916              840            1996
Brentwood                          Kentwood, MI                     4,041              192            1996
Brookside Village                  Goshen, IN                       5,645              547            1985
Byron Center                       Byron Center, MI                 2,722              132            1996
Candlelight Village                Chicago Heights, IL              6,343              298            1996
Candlewick Court                   Owosso, MI                       2,926              363            1985
Carrington Pointe                  Ft. Wayne, IN                    4,708               64            1997
Casa Del Valle                     Alamo, TX                        2,562               42            1997
Catalina                           Middletown, OH                   6,718              856            1993
Chain O'Lakes                      Grand Island, FL                 5,609              319            1996
Chisholm Point                     Pflugerville, TX                 7,101              460            1995
Clearwater Village                 South Bend, IN                   2,530              253            1986
Cobus Green                        Elkhart, IN                      8,078              999            1993
College Park Estates               Canton, MI                       5,358              591            1978
Continental Estates                Davison, MI                     18,419              840            1996
Country Acres                      Cadillac, MI                     3,921              183            1996
Country Meadows                    Flat Rock, MI                   16,212            1,243            1994
Countryside Village                Perry, MI                        5,791              664            1987
Creekwood Meadows                  Burton, MI                       4,843               52            1996


SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)


                                                                                        INITIAL COST
                                                                                         TO COMPANY
                                                                                ----------------------------------
                                                                                                     BUILDING
                                                                                                       AND
     PROPERTY NAME                   LOCATION                ENCUMBRANCE           LAND              FIXTURES
-------------------------          -----------------        -------------       -----------     ------------------
Cutler Estates                     Grand Rapids, MI                -   (1)            822             7,604
Douglas Estates                    Austell, GA                     -                  508             2,125
Edwardsville                       Edwardsville, KS                -   (1)            425             8,805
Elmwood                            Holly Hill, FL                  -                  230             2,076
Fisherman's Cove                   Flint, MI                       -                  380             3,438
Flagview Village                   Douglasville, GA                -                  508             2,125
Goldcoaster                        Homestead, FL                   -                  446             4,234
Golden Lakes                       Plant City, FL                  -                1,092             7,161
Grand                              Grand Rapids, MI                -                  578             5,396
Groves                             Ft. Myers, FL                   -                  249             2,396
Hamlin                             Webberville, MI                 -                  125             1,675
Holly Forest                       Holly Hill, FL                  -                  920             8,376
Holiday Village                    Elkhart, IN                     -                  100             3,207
Indian Creek                       Ft. Myers Beach, FL             -                3,832            34,660
Island Lake                        Merritt Island, FL              -                  700             6,431
Kensington Meadows                 Lansing, MI                     -                  250             2,699
King's Court                       Traverse City, MI               -                1,473            13,782
King's Lake                        Debary, FL                      -                  280             2,542
King's Pointe                      Winter Haven, FL                -                  262             2,359
Kissimmee Gardens                  Kissimmee, FL                   -                  594             5,522
Lake Juliana                       Auburndale, FL                  -                  335             2,848
Lake San Marino                    Naples, FL                      -                  650             5,760
Leesburg Landing                   Leesburg, FL                    -                   50               429
Liberty Farms                      Valparaiso, IN                  -                   66             1,201
Lincoln Estates                    Holland, MI                     -                  455             4,201
Maple Grove Estates                Dorr, MI                        -                   15               210
Maplewood                          Lawrence, IN                    -                  280             2,122
Meadow Lake Estates                White Lake, MI                  -                1,188            11,498
Meadowbrook                        Indianapolis, IN                -                  927             3,833
Meadowbrook Estates                Monroe, MI                      -                  431             3,320
Meadowbrook Village                Tampa, FL                       -                  519             4,728




                                                                COST CAPITALIZED
                                                                SUBSEQUENT TO
                                                                  ACQUISITION                     GROSS AMOUNT
                                                             -----------------------               CARRIED AT
                                                                 IMPROVEMENTS                   DECEMBER 31, 1997
                                                             -----------------------        -------------------------
                                                                            BUILDING                         BUILDING
                                                                              AND                               AND
     PROPERTY NAME                     LOCATION                LAND         FIXTURES            LAND         FIXTURES
-------------------------          -----------------         ---------     ----------       -----------     ----------
Cutler Estates                     Grand Rapids, MI             -              47              822             7,651
Douglas Estates                    Austell, GA                  -             521              508             2,646
Edwardsville                       Edwardsville, KS           541           1,350              966            10,155
Elmwood                            Holly Hill, FL               -               -              230             2,076
Fisherman's Cove                   Flint, MI                    -             313              380             3,751
Flagview Village                   Douglasville, GA             -             391              508             2,516
Goldcoaster                        Homestead, FL                -               -              446             4,234
Golden Lakes                       Plant City, FL               1             393            1,093             7,554
Grand                              Grand Rapids, MI             -              49              578             5,445
Groves                             Ft. Myers, FL                -               -              249             2,396
Hamlin                             Webberville, MI             77             638              202             2,313
Holly Forest                       Holly Hill, FL               -               -              920             8,376
Holiday Village                    Elkhart, IN                143             819              243             4,026
Indian Creek                       Ft. Myers Beach, FL          -             119            3,832            34,779
Island Lake                        Merritt Island, FL           -              61              700             6,492
Kensington Meadows                 Lansing, MI                  -           1,612              250             4,311
King's Court                       Traverse City, MI            -             220            1,473            14,002
King's Lake                        Debary, FL                   -             870              280             3,412
King's Pointe                      Winter Haven, FL             -             142              262             2,501
Kissimmee Gardens                  Kissimmee, FL                -             147              594             5,669
Lake Juliana                       Auburndale, FL               -             247              335             3,095
Lake San Marino                    Naples, FL                   -              41              650             5,801
Leesburg Landing                   Leesburg, FL                 -              70               50               499
Liberty Farms                      Valparaiso, IN             116           1,606              182             2,807
Lincoln Estates                    Holland, MI                  -              82              455             4,283
Maple Grove Estates                Dorr, MI                    19             222               34               432
Maplewood                          Lawrence, IN                 -             484              280             2,606
Meadow Lake Estates                White Lake, MI             127           1,146            1,315            12,644
Meadowbrook                        Indianapolis, IN           350           2,164            1,277             5,997
Meadowbrook Estates                Monroe, MI                 379           5,370              810             8,690
Meadowbrook Village                Tampa, FL                    -             130              519             4,858





                                                                              ACCUMULATED       DATE OF
     PROPERTY NAME                     LOCATION                TOTAL         DEPRECIATION     ACQUISITION
-------------------------          -----------------        -----------     --------------   -------------
Cutler Estates                     Grand Rapids, MI            8,473              395            1996
Douglas Estates                    Austell, GA                 3,154              331            1988
Edwardsville                       Edwardsville, KS           11,121            1,342            1987
Elmwood                            Holly Hill, FL              2,306               35            1997
Fisherman's Cove                   Flint, MI                   4,131              501            1993
Flagview Village                   Douglasville, GA            3,024              330            1988
Goldcoaster                        Homestead, FL               4,680               77            1997
Golden Lakes                       Plant City, FL              8,647            1,044            1993
Grand                              Grand Rapids, MI            6,023              284            1996
Groves                             Ft. Myers, FL               2,645               96            1997
Hamlin                             Webberville, MI             2,515              303            1984
Holly Forest                       Holly Hill, FL              9,296              142            1997
Holiday Village                    Elkhart, IN                 4,269              564            1986
Indian Creek                       Ft. Myers Beach, FL        38,611            1,813            1996
Island Lake                        Merritt Island, FL          7,192              542            1995
Kensington Meadows                 Lansing, MI                 4,561              270            1995
King's Court                       Traverse City, MI          15,475              712            1996
King's Lake                        Debary, FL                  3,692              355            1994
King's Pointe                      Winter Haven, FL            2,763              300            1994
Kissimmee Gardens                  Kissimmee, FL               6,263              821            1993
Lake Juliana                       Auburndale, FL              3,430              373            1994
Lake San Marino                    Naples, FL                  6,451              303            1996
Leesburg Landing                   Leesburg, FL                  549               25            1996
Liberty Farms                      Valparaiso, IN              2,989              341            1985
Lincoln Estates                    Holland, MI                 4,738              221            1996
Maple Grove Estates                Dorr, MI                      466               61            1979
Maplewood                          Lawrence, IN                2,886              351            1989
Meadow Lake Estates                White Lake, MI             13,959            1,493            1994
Meadowbrook                        Indianapolis, IN            7,274              660            1989
Meadowbrook Estates                Monroe, MI                  9,500            1,181            1986
Meadowbrook Village                Tampa, FL                   5,377              654            1994


                                                                SCHEDULE III

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)

                                                                                           INITIAL COST
                                                                                            TO COMPANY
                                                                                  ---------------------------------
                                                                                                     BUILDING
                                                                                                       AND
     PROPERTY NAME                   LOCATION                ENCUMBRANCE               LAND         FIXTURES
-------------------------          -----------------        -------------           ----------   ------------------
Meadows                            Nappanee, IN                    -                      300             2,300
Meadowstream Village               Sodus, MI                       -                      100             1,175
Orange Tree                        Orange City, FL                 -                      283             2,530
Paradise                           Chicago Heights, IL             -                      723             6,638
Parkwood                           Grand Blanc, MI                 -                      477             4,279
Pin Oak Parc                       St. Louis, MO                   -                    1,038             3,250
Pine Hills                         Middlebury, IN                  -                       72               544
Pine Ridge                         Petersburg, VA                  -                      405             2,397
Plantation Manor                   Ft. Pierce, FL                  -                      950             8,891
Pleasure Cove                      Ft. Pierce, FL                  -                      550             5,005
Presidential                       Hudsonville, MI                 -                      680             6,314
Royal Country                      Miami, FL                       -  (1)               2,290            20,758
Saddle Oak Club                    Ocala, FL                       -                      730             6,743
Scio Farms                         Ann Arbor, MI                   -                    2,300            22,659
Sherman Oaks                       Jackson, MI                     -  (1)                 200             2,400
Siesta Bay                         Ft. Myers Beach, FL             -                    2,051            18,549
Silver Star                        Orlando, FL                     -                    1,067             9,685
Southfork                          Belton, MO                      -                    1,000             9,011
Snow to Sun                        Weslaco, TX                     -                      190             2,143
Tallowwood                         Coconut Creek, FL               -                      510             5,099
Timber Ridge                       Ft. Collins, CO                 -                      990             9,231
Timberbrook                        Bristol, IN                     -  (1)                 490             3,400
Timberline Estates                 Grand Rapids, MI                -                      536             4,867
Town and Country                   Traverse City, MI               -                      406             3,736
Valley Mills                       Indianapolis, IN                -                      150             3,500
Water Oak Country Club Est.        Lady Lake, FL                   -                    2,503            17,478
West Glen Village                  Indianapolis, IN                -                    1,100            10,028
Whispering Palm                    Sebastian, FL                   -                      975             8,754
White Lake                         White Lake, MI                  -                      673             6,179

                                                                    COST CAPITALIZED
                                                                     SUBSEQUENT TO
                                                                      ACQUISITION                      GROSS AMOUNT
                                                           -------------------------------              CARRIED AT
                                                                     IMPROVEMENTS                    DECEMBER 31, 1997
                                                           -------------------------------    ------------------------------
                                                                              BUILDING                            BUILDING
                                                                                 AND                                AND
     PROPERTY NAME                   LOCATION                     LAND         FIXTURES            LAND           FIXTURES
-------------------------          -----------------       -----------------    ---------        ---------       -----------
Meadows                            Nappanee, IN                        -1           1,732              299             4,032
Meadowstream Village               Sodus, MI                          109           1,044              209             2,219
Orange Tree                        Orange City, FL                     15             235              298             2,765
Paradise                           Chicago Heights, IL                  -              41              723             6,679
Parkwood                           Grand Blanc, MI                      -             338              477             4,617
Pin Oak Parc                       St. Louis, MO                       44           1,423            1,082             4,673
Pine Hills                         Middlebury, IN                      52           1,348              124             1,892
Pine Ridge                         Petersburg, VA                       -             889              405             3,286
Plantation Manor                   Ft. Pierce, FL                       -              68              950             8,959
Pleasure Cove                      Ft. Pierce, FL                       -               -              550             5,005
Presidential                       Hudsonville, MI                      -             535              680             6,849
Royal Country                      Miami, FL                            -             275            2,290            21,033
Saddle Oak Club                    Ocala, FL                            -             196              730             6,939
Scio Farms                         Ann Arbor, MI                        -           2,178            2,300            24,837
Sherman Oaks                       Jackson, MI                        240           2,974              440             5,374
Siesta Bay                         Ft. Myers Beach, FL                  -              72            2,051            18,621
Silver Star                        Orlando, FL                          -              57            1,067             9,742
Southfork                          Belton, MO                           -               -            1,000             9,011
Snow to Sun                        Weslaco, TX                          -               -              190             2,143
Tallowwood                         Coconut Creek, FL                    -             437              510             5,536
Timber Ridge                       Ft. Collins, CO                      -             148              990             9,379
Timberbrook                        Bristol, IN                        101           4,151              591             7,551
Timberline Estates                 Grand Rapids, MI                     -             252              536             5,119
Town and Country                   Traverse City, MI                    -              38              406             3,774
Valley Mills                       Indianapolis, IN                     -             533              150             4,033
Water Oak Country Club Est.        Lady Lake, FL                        -           1,364            2,503            18,842
West Glen Village                  Indianapolis, IN                     -             385            1,100            10,413
Whispering Palm                    Sebastian, FL                        -              26              975             8,780
White Lake                         White Lake, MI                       -               -              673             6,179

                                                                                ACCUMULATED         DATE OF
     PROPERTY NAME                   LOCATION                   TOTAL           DEPRECIATION      ACQUISITION
-------------------------          -----------------          ----------        ------------      ------------
Meadows                            Nappanee, IN                   4,331              512            1987
Meadowstream Village               Sodus, MI                      2,428              319            1984
Orange Tree                        Orange City, FL                3,063              321            1994
Paradise                           Chicago Heights, IL            7,402              347            1996
Parkwood                           Grand Blanc, MI                5,094              619            1993
Pin Oak Parc                       St. Louis, MO                  5,755              467            1994
Pine Hills                         Middlebury, IN                 2,016              255            1980
Pine Ridge                         Petersburg, VA                 3,691              441            1986
Plantation Manor                   Ft. Pierce, FL                 9,909            1,073            1994
Pleasure Cove                      Ft. Pierce, FL                 5,555              606            1994
Presidential                       Hudsonville, MI                7,529              339            1996
Royal Country                      Miami, FL                     23,323            2,839            1994
Saddle Oak Club                    Ocala, FL                      7,669              732            1995
Scio Farms                         Ann Arbor, MI                 27,137            1,993            1995
Sherman Oaks                       Jackson, MI                    5,814              730            1986
Siesta Bay                         Ft. Myers Beach, FL           20,672              970            1996
Silver Star                        Orlando, FL                   10,809              508            1996
Southfork                          Belton, MO                    10,011                -            1997
Snow to Sun                        Weslaco, TX                    2,333               40            1997
Tallowwood                         Coconut Creek, FL              6,046              647            1994
Timber Ridge                       Ft. Collins, CO               10,369              484            1996
Timberbrook                        Bristol, IN                    8,142              891            1987
Timberline Estates                 Grand Rapids, MI               5,655              618            1994
Town and Country                   Traverse City, MI              4,180              195            1996
Valley Mills                       Indianapolis, IN               4,183              548            1989
Water Oak Country Club Est.        Lady Lake, FL                 21,345            2,606            1993
West Glen Village                  Indianapolis, IN              11,513            1,224            1994
Whispering Palm                    Sebastian, FL                  9,755              456            1996
White Lake                         White Lake, MI                 6,852              104            1997

                                                                SCHEDULE III

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
(AMOUNTS IN THOUSANDS)




                                                                                             INITIAL COST
                                                                                              TO COMPANY
                                                                                    ---------------------------------

                                                                                                         BUILDING
                                                                                                           AND
     PROPERTY NAME                   LOCATION                ENCUMBRANCE                LAND              FIXTURES
-------------------------          -----------------        -------------             ---------------   -------------
White Oak                          Mt. Morris, MI                    -                    782             7,245
Willowbrook                        Toledo, OH                        -                    781             7,054
Woods Edge                         West Lafayette, IN                -                    100             2,600
Woodside Terrace                   Holland, OH                       -                  1,064             9,625
Worthington Arms                   Delaware, OH                      -                    376             2,624
Corporate Headquarters             Farmington Hills, MI              -                      -                 -
Property Under Development                                           -                      -               190
                                                                                    ---------        ----------
                                                                                    $  63,080        $  542,604
                                                                                    =========        ==========



                                                              COST CAPITALIZED
                                                               SUBSEQUENT TO
                                                                ACQUISITION                      GROSS AMOUNT
                                                         ---------------------------               CARRIED AT
                                                                IMPROVEMENTS                   DECEMBER 31, 1997
                                                         ---------------------------        ---------------------------

                                                                          BUILDING                         BUILDING
                                                                             AND                              AND
     PROPERTY NAME                   LOCATION                LAND          FIXTURES           LAND          FIXTURES
-------------------------          -----------------     --------------    ---------        ---------       -----------
White Oak                          Mt. Morris, MI                  -               -              782             7,245
Willowbrook                        Toledo, OH                      -               -              781             7,054
Woods Edge                         West Lafayette, IN              3           1,581              103             4,181
Woodside Terrace                   Holland, OH                     -               -            1,064             9,625
Worthington Arms                   Delaware, OH                    -             800              376             3,424
Corporate Headquarters             Farmington Hills, MI            -           1,851                -             1,851
Property Under Development                                         -               -                -               190
                                                             -------       ---------        ---------       -----------
                                                             $ 4,597       $  74,540        $  67,677       $   617,144
                                                             =======       =========        =========       ===========









                                                                                     ACCUMULATED            DATE OF
     PROPERTY NAME                   LOCATION                     TOTAL              DEPRECIATION         ACQUISITION
-------------------------          -----------------            -----------          ------------         -----------
White Oak                          Mt. Morris, MI                 8,027                      124                1997
Willowbrook                        Toledo, OH                     7,835                        -                1997
Woods Edge                         West Lafayette, IN             4,284                      512                1985
Woodside Terrace                   Holland, OH                   10,689                      162                1997
Worthington Arms                   Delaware, OH                   3,800                      467                1990
Corporate Headquarters             Farmington Hills, MI           1,851                      448             Various
Property Under Development                                          190                        -                1997
                                                              ---------              -----------
                                                              $ 684,821              $    50,084
                                                              =========              ===========



(1) These communities collateralize $45 million of secured debt.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 1998

                                             SUN COMMUNITIES, INC.



                                             By   /s/ Gary A. Shiffman
                                               ------------------------------
                                                  Gary A. Shiffman, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                                      TITLE                        DATE
----                                      -----                        ----

/s/ Milton M. Shiffman
-----------------------
Milton M. Shiffman       Chairman of the Board of Directors       March 20, 1998

/s/ Gary A. Shiffman     Chief Executive Officer, President and
-----------------------  Director                                 March 20, 1998
Gary A. Shiffman
                         Senior Vice President,
                         Chief Financial Officer, Treasurer,
/s/ Jeffrey P. Jorissen  Secretary
-----------------------  and Principal Accounting Officer         March 20, 1998
Jeffrey P. Jorissen

/s/ Paul D. Lapides
-----------------------  Director                                 March 20, 1998
Paul D. Lapides

/s/ Ted J. Simon
-----------------------  Director                                 March 20, 1998
Ted J. Simon

/s/ Clunet R. Lewis
-----------------------  Director                                 March 20, 1998
Clunet R. Lewis

NAME                                      TITLE                        DATE
----                                      -----                        ----

-----------------------
Ronald L. Piasecki       Director                                 March   , 1998
                                                                        --

/s/ Arthur A. Weiss
-----------------------  Director                                 March 20, 1998
Arthur A. Weiss

                                EXHIBIT INDEX

                                                                                  SEQUENTIALLY
EXHIBIT                                                                             NUMBERED
NUMBER                                 DESCRIPTION                                    PAGE
------                                 -----------                                ------------
2.1      Form of Common Stock Certificate                                             (1)

2.2      Agreement of Sale pertaining to White Oak Estates

2.3      Agreement of Sale pertaining to Southfork

2.4      Agreement of Sale pertaining to Holly Forest Estates and Elmwood
         Mobile Home Park

3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc.      (1)

3.2      Bylaws of Sun Communities, Inc.                                              (3)

4.1      Indenture, dated as of April 24, 1996, among the Operating                   (4)
         Partnership, the Company and Bankers Trust Company, as Trustee

4.2      Form of Note for the 2001 Notes                                              (4)

4.3      Form of Note for the 2003 Notes                                              (4)

4.4 First Supplemental Indenture, dated as of August 20, 1997, by and between the Operating Partnership and Bankers Trust Company, as
         Trustee

4.5      Form of Medium-Term Note (Floating Rate)

4.6      Form of Medium-Term Note (Fixed Rate)

10.1     Second Amended and Restated Agreement of Limited Partnership of Sun          (8)
         Communities Operating Limited Partnership

10.2     Amended and Restated 1993 Stock Option Plan#                                 (8)

10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan#           (8)

10.4     Form of Stock Option Agreement between the Company and certain               (1)
         directors, officers and other individuals#

10.5     Form of Non-Employee Director Stock Option Agreement between the             (5)
         Company and certain directors#

10.6     Employment Agreement between the Company and Gary A. Shiffman#               (8)

10.7     Agreement regarding termination of Robert B. Bayer's Employment              (6)
         Agreement#

10.8     Registration Rights and Lock-Up Agreement with the Company                   (5)

10.9     Senior Unsecured Line of Credit Agreement with Lehman Brothers
         Holdings Inc.

10.10    Amended and Restated Loan Agreement between Sun Communities Funding
         Limited Partnership and Lehman Brothers Holdings Inc.

10.11    Amended and Restated Loan Agreement among Miami Lakes Venture
         Associates, Sun Communities Funding Limited Partnership and Lehman
         Brothers Holdings Inc.

                                                                              SEQUENTIALLY
EXHIBIT                                                                         NUMBERED
NUMBER                              DESCRIPTION                                   PAGE
------                              -----------                               ------------
10.12    Form of Indemnification Agreement between each officer and director of the Company and the Company

10.13    Loan Agreement among the Operating Partnership, Sea Breeze Limited
         Partnership and High Point Associates, LP.

10.14    Option Agreement by and between the Operating Partnership and Sea
         Breeze Limited Partnership

10.15    Option Agreement by and between the Operating Partnership and High
         Point Associates, LP

10.16    Purchase Agreement with respect to Mortgage Debt                             (1)

10.17    Credit Agreement between Fort McMurray Housing Inc. and Sun                  (3)
         Communities Alberta Limited Partnership

10.18    First Amending Agreement to Credit Agreement between Fort McMurray           (3)
         Housing Inc. and Sun Communities Alberta Limited Partnership

10.19    Demand Note Agreement from Sun Communities Operating Limited                 (3)
         Partnership to NBD Bank, Canada

10.20    Fee and Commission Agreement between Sun Communities Operating Limited       (3)
         Partnership and Fort McMurray Housing Inc.

10.21    $1,022,538.12 Promissory Note from Gary A. Shiffman to the Company           (7)

10.22    $1,022,538.13 Promissory Note from Gary A. Shiffman to the Company           (7)

10.23    $6,604,923.75 Promissory Note from Gary A. Shiffman to the Company           (7)

10.24    Stock Pledge Agreement between Gary A. Shiffman and the Company for          (7)
         94,570 shares of Common Stock

10.25    Stock Pledge Agreement between Gary A. Shiffman and the Company for          (7)
         305,430 shares of Common Stock

10.26    $ 1,300,195.40 Promissory Note from Gary A. Shiffman to the Operating
         Partnership

10.27    $ 1,300,195.40 Promissory Note from Gary A. Shiffman to the Operating
         Partnership

10.28    Stock Pledge Agreement between Gary A. Shiffman and the Operating
         Partnership with respect to 80,000 shares of Common Stock

10.29    Registration Rights Agreement between Gary A. Shiffman and the Company       (3)

10.30    Registration Rights and Lock Up Agreement among the Company and the          (3)
         partners of Miami Lakes Venture Associates, as amended

10.31    Registration Rights and Lock Up Agreement among the Company and the          (3)
         partners of Scio Farms Estates Limited Partnership

10.32    Registration Rights and Lock Up Agreement among the Company and the          (3)
         partners of Kensington Meadows Associates

                                                                              SEQUENTIALLY
EXHIBIT                                                                         NUMBERED
NUMBER                              DESCRIPTION                                   PAGE
------                              -----------                               ------------
10.33    Registration Rights and Lock Up Agreement among the Company and              (8)
         certain affiliates of Aspen Enterprises, Ltd. (Preferred OP Units)

10.34    Registration Rights and Lock Up Agreement among the Company and              (8)
         certain affiliates of Aspen Enterprises, Ltd. (Common OP Units)

10.35    Registration Rights Agreement among the Company and the partners of          (8)
         S&K Smith Co.

10.36    Employment Agreement between the Company and Jeffrey P. Jorissen#            (8)

10.37    Long Term Incentive Plan

12.1     Computation of Ratio of Earnings to Fixed Charges and Ratio of
         Earnings to Combined Fixed Charges and Preferred Dividends

21       List of Subsidiaries

23       Consent of Coopers & Lybrand L.L.P., independent accountants

27       Financial Data Schedule

---------------
(1) Incorporated by reference to the Company's Registration Statement No. 33-69340.

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

(4) Incorporated by reference to the Company's Current Report on Form 8-K dated April 24, 1996.

(5) Incorporated by reference to the Company's Registration Statement No. 33-80972.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.