Form 10-Q
period 1998-03-31
SUN COMMUNITIES INC
filed 1998-05-12
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

                                       OR

 [ ] Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                          COMMISSION FILE NUMBER 1-2616


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

     16,853,211 shares of Common Stock, $.01 par value as of April 30, 1998

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                   PAGES
                                                                                   -----
PART I
------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of March 31, 1998 and
                           December 31, 1997                                           3

                  Consolidated Statements of Income for the Periods
                           Ended March 31, 1998 and 1997                               4

                  Consolidated Statements of Cash Flows for the Three Months
                           Ended March 31, 1998 and 1997                               5


                  Notes to Consolidated Financial Statements                         6-8


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                      9-12



PART II
-------

Item 5.           Ratios of Earnings to Fixed Charges                                 13

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                     13

Item 6.(b)        Reports on Form 8-K                                                 13

                  Signatures                                                          14


                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                 (IN THOUSANDS)


                                                                         1998            1997
                                                                      ---------       ----------
     ASSETS

Investment in rental property, net                                    $ 695,898       $ 634,737
Cash and cash equivalents                                                10,792           2,198
Investment in affiliates                                                 21,872          16,559
Mortgage notes receivable                                                15,293          19,269
Other assets                                                             16,949          18,151
                                                                      ---------       ---------

     Total assets                                                     $ 760,804       $ 690,914
                                                                      =========       =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                   $  54,000       $  17,000
     Debt                                                               272,890         247,264
     Accounts payable and accrued expenses                               12,285           8,765
     Deposits and other liabilities                                      10,352           8,853
     Distributions payable                                                9,956              --
                                                                      ---------       ---------

                    Total liabilities                                   359,483         281,882
                                                                      ---------       ---------

Minority interests                                                       82,785          82,252
                                                                      ---------       ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                        --              --
     Common stock, $.01 par value, 100,000 shares
         authorized; 16,852  and 16,587 issued and
         outstanding in 1998 and 1997, respectively                         168             166
     Paid-in capital                                                    364,557         364,050
     Officers' notes                                                    (11,773)        (11,773)
     Distributions in excess of accumulated earnings                    (34,416)        (25,663)
                                                                      ---------       ---------

                    Total stockholders' equity                          318,536         326,780
                                                                      ---------       ---------

                    Total liabilities and stockholders'
                      equity                                          $ 760,804       $ 690,914
                                                                      =========       =========





     The accompanying notes are an integral part of the financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997






                                                                                         1998             1997
                                                                                        -------          -------
Revenues:
        Income from property                                                             $28,605         $22,987
        Other income                                                                       1,751             406
                                                                                         -------         -------

                Total revenues                                                            30,356          23,393
                                                                                         -------         -------

Expenses:
        Property operating and maintenance                                                 6,419           5,147
        Real estate taxes                                                                  2,167           1,863
        General and administrative                                                         1,316           1,078
        Depreciation and amortization                                                      5,940           4,821
        Interest                                                                           5,578           3,445
                                                                                         -------         -------

                Total expenses                                                            21,420          16,354
                                                                                         -------         -------

Income before minority interests                                                           8,936           7,039

Less income allocated to minority interests:
        Preferred OP Units                                                                   626             626
        Common OP Units                                                                    1,009             845
                                                                                         -------         -------

Net income                                                                               $ 7,301         $ 5,568
                                                                                         =======         =======

Earnings per common share:
        Basic                                                                            $  0.44         $  0.36
                                                                                         =======         =======
        Diluted                                                                          $  0.43         $  0.35
                                                                                         =======         =======

Weighted average common shares outstanding                                                16,682          15,632
                                                                                         =======         =======

Distributions declared per common share outstanding                                      $   .49         $   .47
                                                                                         =======         =======




  The accompanying notes are an integral part of the financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                 (IN THOUSANDS)



                                                                                  1998          1997
                                                                                ---------     ---------

Cash flows from operating activities:
    Net income                                                                  $  7,301       $  5,568
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                      1,009            845
       Gain related to mortgage notes receivable                                    (937)            --
       Depreciation and amortization                                               5,940          4,821
       Deferred financing costs                                                      137             39
       (Increase) decrease in other assets                                           748           (669)
       Increase in accounts payable and other liabilities                          5,019          4,171
                                                                                --------       --------

               Net cash provided by operating activities                          19,217         14,775
                                                                                --------       --------

Cash flows from investing activities:
    Investment in rental properties                                              (39,135)        (9,277)
    Investment in affiliates                                                      (5,313)        (4,489)
    Proceeds related to mortgage notes receivable                                  4,913             --
                                                                                --------       --------

               Net cash used in investing activities                             (39,535)       (13,766)
                                                                                --------       --------

Cash flows from financing activities:
    Distributions                                                                 (8,278)        (7,886)
    Proceeds from borrowings                                                      37,000             --
    Repayment on borrowings                                                         (246)            --
    Stock options and dividend reinvestment plan                                     509          8,209
    Payments for deferred financing costs                                            (73)           (16)
                                                                                --------       --------

               Net cash provided by financing activities                          28,912            307
                                                                                --------       --------

Net increase in cash and cash equivalents                                          8,594          1,316

Cash and cash equivalents, beginning of period                                     2,198          9,236
                                                                                --------       --------

Cash and cash equivalents, end of period                                        $ 10,792       $ 10,552
                                                                                ========       ========

Supplemental Information:
    OP units issued for rental properties                                       $  1,704             --
    Debt assumed for rental properties                                          $ 16,393             --
    Capitalized lease obligation for rental properties                          $  9,479             --


     The accompanying notes are an integral part of the financial statements

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION:

       These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland Corporation, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                               March 31,    December 31,
                                                                                 1998          1997
                                                                              ---------     -----------

              Land                                                            $ 79,662      $ 67,677
              Land improvements and buildings                                  654,272       598,699
              Furniture, fixtures, equipment                                    13,575        12,676
              Property under development                                         4,023         5,769
                                                                              --------       -------
                                                                               751,532       684,821
              Accumulated depreciation                                          55,634        50,084
                                                                              --------      --------

              Rental property, net                                            $695,898      $634,737
                                                                              ========      ========

       During the first quarter of 1998, the Company acquired eight communities comprising 1,800 developed sites and 650 sites suitable for development for approximately $60 million.

3.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                               March 31,   December 31,
                                                                                1998          1997
                                                                              ---------    ------------
              Collateralized term loan, interest at 7.01%,
                    due September 9, 2007                                     $ 44,776      $ 44,889
              Senior notes, interest at 7.375%, due May 1, 2001                 65,000        65,000
              Senior notes, interest at 7.625%, due May 1, 2003                 85,000        85,000
              Senior notes, interest at 6.97%, due December 3, 2007             35,000        35,000
              Collateralized lease obligations, interest ranging from
                    6.1% to 6.3%, due March 10, 2001 through
                    December 1, 2002                                            26,747        17,375
              Mortgage note, interest at 8.24%, due April 1, 2006                7,037            --
              Mortgage note, interest at 8.0%, due May 1, 2017                   8,351            --
              Mortgage note, other                                                 979            --
                                                                              --------      --------
                                                                              $272,890      $247,264
                                                                              ========      ========

       The Company had $21 million available borrowings under its $75 million line of credit at March 31, 1998. The Company is negotiating an increase to its line of credit facility to $100 million. In May 1998, the Company will repay line of credit borrowings using proceeds received from the issuance of $65 million of senior notes which bear interest at 6.77% and mature May 14, 2015.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.     NOTES RECEIVABLE:

       Notes receivable consisted of the following (amounts in thousands):


                                                                                March 31,        December 31,
                                                                                   1998               1997
                                                                                ---------        ------------

             Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by
                    manufactured housing/ recreational vehicle communities
                    located in
                    Dover, DE(a)                                                $ 15,293             $15,093

             Second mortgage and third shared appreciation mortgage notes with monthly interest payments at an average rate of 17 percent and excess interest as defined, collateralized by
                    manufactured housing communities
                    located in Alberta, Canada                                        --               4,176
                                                                                --------             -------
                                                                                $ 15,293             $19,269
                                                                                ========             =======


              (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate.

       The officer notes are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 372,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse.


5.     OTHER INCOME:

       The components of other income are as follows for the three months ended March 31, 1998 and 1997 (in thousands):





                                                                            1998         1997
                                                                           -------       ----
                 Interest                                                  $  447        $436
                 Gain from mortgage notes receivable                          937          --
                 Equity earnings - SHS                                        175          43
                 Other, principally brokerage commissions                     192          --
                                                                           ------        ----
                                                                           $1,751        $479
                                                                           ======        ====


       The gain from mortgage notes receivable results from the repayment of the Company's shared appreciation mortgages on two Canadian communities.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





6.     EARNINGS PER SHARE:



                                                                                  March 31,
                                                                             1998           1997
                                                                             ----           ----
       Earnings used for basic and diluted earnings per
          share computation                                                $ 7,301        $  5,568
                                                                           =======        ========

       Total shares used for basic earnings per share                       16,682          15,632
       Dilutive securities:
          Stock options                                                        203             160
                                                                           -------        --------
       Total shares used for diluted earnings per share
          computation                                                       16,885          15,792
                                                                           =======        ========



       Diluted earnings per share reflect the potential dilution that would occur if securities were exercised or converted into common stock. Convertible preferred limited partnership interests in Sun Communities Operating Limited Partnership ("POP Units") are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 1998 and 1997.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW


The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1998 and 1997

For the three months ended March 31, 1998, income before minority interests increased by 26.9 percent from $7.0 million to $8.9 million, when compared to the three months ended March 31, 1997. The increase was due to increased revenues of $7.0 million while expenses increased by $5.1 million.

Income from property increased by $5.6 million from $23.0 million to $28.6 million or 24.4 percent, due to acquisitions ($4.0 million), lease up of manufactured home sites ($.5 million) and increases in rents and other community revenues ($1.1 million).

Other income increased by $1.3 million from $.4 million to $1.7 million. The three months ended March 31, 1998 include a $.9 million gain from the repayment of the Company's shared appreciation mortgages on two Canadian communities. $.3 million of the increase in other income relates to the improved results of SHS, including brokerage commissions.

Property operating and maintenance increased by $1.3 million from $5.1 million to $6.4 million or 24.7 percent due primarily to acquisitions ($.9 million).

Real estate taxes increased by $.3 million from $1.9 million to $2.2 million or
16.3 percent due primarily to acquisitions ($.2 million).

General and administrative expenses increased by $.2 million from $1.1 million to $1.3 million or 22.1 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property declined from 4.7 percent to 4.6 percent as a result of economies of scale resulting from the company's growth.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.1 million from $15.3 million to $20.4 million or 33.4 percent due primarily to acquisitions.

Depreciation and amortization increased by $1.1 million from $4.8 million to $5.9 million or 23.2 percent due primarily to acquisitions.

Interest expense increased by $2.1 million from $3.5 million to $5.6 million or
61.9 percent primarily due to increased average debt outstanding.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation mortgage notes or where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 and 1,187 sites in 1998 and 1997, respectively.


                                                                   SAME PROPERTY               TOTAL PORTFOLIO
                                                                   -------------               ---------------
                                                                1998         1997            1998          1997
                                                                ----         ----            ----          ----

Income from property                                          $19,123      $17,815         $28,605       $22,987
                                                              -------      -------         -------       -------

Property operating expenses:
        Property operating and maintenance                      3,410        3,268           6,419         5,147
        Real estate taxes                                       1,680        1,561           2,167         1,863
                                                              -------      -------         -------       -------
                Property operating expenses                     5,090        4,829           8,586         7,010
                                                              -------      -------         -------       -------

Property EBITDA                                               $14,033      $12,986         $20,019       $15,977
                                                              =======      =======         =======       =======

Number of properties                                               74           74             104            86
Developed sites                                                24,798       24,239          36,720        30,700
Occupied sites                                                 23,622       22,921          34,122        28,500
Occupancy %                                                      95.3 (1)     94.6 (1)        94.3 (1)      94.7 (1)
Weighted average monthly rent per site                        $   262 (1)  $   251 (1)     $   263 (1)    $  254 (1)
Sites available for development                                 2,200        2,667           4,700         3,552
Sites in development                                              684          579           1,269           849


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $1.3 million from $17.8 million to $19.1 million, or 7.3 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 701 leased sites at March 31, 1998 compared to March 31, 1997.

Property operating expenses increased by $.3 million from $4.8 million to $5.1 million or 5.4 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $1.0 million from $13.0 million to $14.0 million, or 8.1 percent.

Sites available for development in the total portfolio increased by 1,148 from 3,552 to 4,700 primarily in conjunction with land acquisitions for new communities to be developed in Michigan, Texas and Nevada.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $8.6 million to $10.8 million at March 31, 1998 compared to $2.2 million at December 31, 1997 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $4.4 million to $19.2 million for the three months ended March 31, 1998 compared to $14.8 million for the same period in 1997. Income before minority interests, depreciation and amortization and gain related to mortgage notes receivable increased by $2.1 million and the remaining balance was attributable to changes in working capital.

Net cash used in investing activities increased by $25.7 million to $39.5 million from $13.8 million due to $29.9 million related to acquisition activities offset by $4.9 million from the collection of mortgage notes receivable.

Net cash provided by financing activities increased by $28.6 million to $28.9 million for the three months ended March 31, 1998 compared to $.3 million for the same period in 1997. $37.0 million of this increase was due to additional debt borrowings offset by a $7.7 million reduction in the proceeds received from stock options and dividend reinvestment plan.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $75 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999. The Company is negotiating an increase to its line of credit facility to $100 million.

In May 1998, the Company issued $65 million of senior notes which bear interest at 6.77% and mature May 14, 2015. Proceeds from this debt issuance will be used to repay line of credit borrowings.

At March 31, 1998, the Company's debt to total market capitalization approximated 32% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.2%.

Recurring capital expenditures approximated $1.0 million for the three months ended March 31, 1998.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended March 31, 1998 and 1997 (in thousands):

                                                                         1998              1997
                                                                        ------            ------
               Income before allocation to minority interest           $  8,936          $  7,039

               Add depreciation and amortization, net
                      of corporate office depreciation                    5,898             4,791

               Deduct distribution to Preferred OP Units                   (626)             (626)

               Deduct gain from mortgage notes receivable                  (937)               --
                                                                       --------          --------

               Funds from operations                                   $ 13,271          $ 11,204
                                                                       ========          ========

               Weighted average OP Units outstanding
                   used for basic FFO per share/unit                     19,017            18,005

               Dilutive securities:
                      Stock options                                         203               160
                      Convertible preferred OP Units                      1,197             1,283
                                                                       --------          ---------

               Weighted average OP Units used for
                      diluted FFO per share/unit                         20,417            19,448
                                                                       ========          ========

               FFO, per share/unit:
                      Basic                                            $   0.70          $   0.62
                                                                       ========          ========
                      Diluted                                          $   0.68          $   0.61
                                                                       ========          ========

                              SUN COMMUNITIES, INC.

PART II


ITEM 5. - RATIOS OF EARNINGS TO FIXED CHARGES

The Company's ratios of earnings to fixed charges for the years December 31, 1993, 1994, 1995, 1996, and 1997, and the three months ended March 31, 1998 were 1.05:1, 2.79:1, 3.03:1, 2.49:1, 2.40:1, and 2.28:1, respectively.


ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION

                   12.1                 Ratios of Earnings to Fixed Charges
                    27                  Financial Data Schedule



ITEM 6.(b) - REPORTS ON FORM 8-K

The Company filed a report on Form 8-K, dated December 31, 1997, with the Securities and Exchange Commission on January 7, 1998 relating to 1997 acquisitions, as amended by a Report on Form 8-K/A filed on March 16, 1998 to include financial data for such acquisitions.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 1998



                              SUN COMMUNITIES, INC.

                              BY: /s/ Jeffrey P. Jorissen
                                 --------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer
                                    And Secretary

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX




                                                                                            PAGE
                                                                           FILED           NUMBER
EXHIBIT NO.             DESCRIPTION                                     HEREWITH           HEREIN

12.1                    Ratio of Earnings to Fixed Charges                  X                16

27                      Financial Data Schedule                             X
