Form 10-Q
period 1998-06-30
SUN COMMUNITIES INC
filed 1998-08-10
CIK 912593

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         This report also includes the Registrant's Use of Proceeds Report Pursuant to Section 229.701(f).

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR

     [_] Transition pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

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

     17,064,337 shares of Common Stock, $.01 par value as of July 31, 1998

                              SUN COMMUNITIES, INC.

                                    INDEX

                                --------------

                                                                           PAGES
                                                                           -----
PART I
Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 1998 and
                  December 31, 1997                                          3

            Consolidated Statements of Income for the Periods
                  Ended June 30, 1998 and 1997                               4

            Consolidated  Statements  of  Cash  Flows  for the Six
Months
                  Ended June 30, 1998 and 1997                               5

            Notes to Consolidated Financial Statements                     6-8


Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-13



PART II

Item 4.     Submission of Matters to a Vote of Security Holders             14

Item 6.(a)  Exhibits required by Item 601 of Regulation S-K                 14

Item 6.(b)  Reports on Form 8-K                                             14

            Signatures                                                      15


                            SUN COMMUNITIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                (IN THOUSANDS)

                                --------------

                        ASSETS                        1998           1997
                                                      ----           ----
Investment in rental property, net                  $708,289      $634,737
Cash and cash equivalents                              1,896         2,198
Investment in affiliates                              30,585        16,559
Mortgage notes receivable                             15,546        19,269
Other assets                                          20,679        18,151
                                                    --------      --------

   Total assets                                     $776,995      $690,914
                                                    ========      ========

   LIABILITIES AND STOCKHOLDERS= EQUITY

Liabilities:
   Line of credit                                   $  5,000      $ 17,000
   Debt                                              338,779       247,264
   Accounts payable and accrued expenses              12,425         8,765
   Deposits and other liabilities                     10,577         8,853
   Distributions payable                              10,053            --
                                                    --------      --------
              Total liabilities                      376,834       281,882
                                                    --------      --------

Minority interests                                    82,625        82,252
                                                    --------      --------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
      authorized; no shares issued and outstanding        --            --
   Common stock, $.01 par value, 100,000 shares
      authorized; 17,063 and 16,587 issued and
      outstanding in 1998 and 1997, respectively         171           166
   Paid-in capital                                   370,895       364,050
   Officers' notes                                   (11,626)      (11,773)
   Unearned compensation                              (5,631)           --
   Distributions in excess of accumulated earnings   (36,273)      (25,663)
                                                    --------      --------
        Total stockholders' equity                   317,536       326,780
                                                    --------      --------

        Total liabilities and stockholders' equity  $776,995      $690,914
                                                    ========      ========


    The accompanying notes are an integral part of the financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                   FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997


                                --------------


                                       For the Three Months    For the Six Months
                                          Ended June 30,         Ended June 30,
                                      1998           1997      1998        1997
                                      ----           ----      ----        ----
Revenues:
      Income from property            $ 28,281    $22,468    $ 56,886   $45,455
      Other income                       1,543        765       3,294     1,171
                                      --------    -------    --------   -------

           Total revenues               29,824     23,233      60,180    46,626
                                      --------    -------    --------   -------

Expenses:
      Property operating and
        maintenance                      6,132      5,050      12,551    10,197
      Real estate taxes                  2,213      1,877       4,380     3,740
      General and administrative         1,393      1,118       2,709     2,196
      Depreciation and amortization      6,066      4,956      12,006     9,777
      Interest                           6,052      3,354      11,630     6,799
                                      --------    -------    --------   -------

           Total expenses               21,856     16,355      43,276    32,709
                                      --------    -------    --------   -------

Income before minority interests         7,968      6,878      16,904    13,917

Less income allocated to minority
  interests:
      Preferred OP Units                   626        626       1,252     1,252
      Common OP Units                      839        805       1,848     1,650
                                      --------    -------    --------   -------
Net income                            $  6,503    $ 5,447    $ 13,804   $11,015
                                      ========    =======    ========   =======

Earnings per common share:
      Basic                           $   0.38    $  0.34    $   0.82   $  0.70
                                      ========    =======    ========   =======
      Diluted                         $   0.38    $  0.34    $   0.81   $  0.69
                                      ========    =======    ========   =======

Weighted average common shares
   outstanding - basic                  16,867     15,924      16,774    15,778
                                      ========    =======    ========   =======

Distributions declared per common
   share outstanding                  $   0.49    $  0.47    $   0.98   $  0.94
                                      ========    =======    ========   =======



     The accompanying notes are an integral part of the financial statements.

                              SUN COMMUNITIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (IN THOUSANDS)

                                  --------------

                                                                1998          1997
                                                                ----          ----
Cash flows from operating activities:
   Net income                                                 $  13,804     $ 11,015
   Adjustments to reconcile net income to net
       cash provided by operating activities:
     Income allocated to minority interests                       1,848        1,650
     Gain related to mortgage notes receivable                     (937)          --
     Depreciation and amortization                               12,006        9,777
     Deferred financing costs                                       300           77
     Increase in other assets                                      (918)      (2,402)
     Increase in accounts payable and other liabilities           6,010        1,670
                                                              ---------     --------
          Net cash provided by operating activities              32,113       21,787
                                                              ---------     --------

Cash flows from investing activities:
   Investment in rental properties                              (56,032)     (19,318)
   Investment in affiliates                                     (14,026)      (7,869)
   Proceeds related to mortgage notes receivable                  4,660           --
   Officer note                                                     147       (2,600)
                                                              ---------     --------
     Net cash used in investing activities                      (65,251)     (29,787)
                                                              ---------     --------

Cash flows from financing activities:
   Distributions                                                (18,233)     (16,376)
   Proceeds from borrowings                                      65,000           --
   Repayment on borrowings                                      (12,477)          --
   Proceeds from stock options, dividend reinvestment
     plan and other                                               1,286       16,546
   Payments for deferred financing costs                         (2,740)         (51)
                                                              ----------    --------
           Net cash provided by financing activities             32,836          119
                                                              ----------    --------


Net decrease in cash and cash equivalents                          (302)      (7,881)
Cash and cash equivalents, beginning of period                    2,198        9,236
                                                              ---------     --------

Cash and cash equivalents, end of period                      $   1,896     $  1,355
                                                              =========     ========

Supplemental Information:
   OP units issued for rental properties                      $   1,704           --
   Debt assumed for rental properties                         $  19,217           --
   Capitalized lease obligation for rental properties         $   9,479           --
   Common stock issued as unearned compensation               $   5,631           --


     The accompanying notes are an integral part of the financial statements

                                SUN COMMUNITIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                --------------


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

2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):


                                                       June 30,      December 31,
                                                        1998            1997
                                                        ----            ----
          Land                                       $  88,585      $  67,677
          Land improvements and buildings              661,866        598,699
          Furniture, fixtures, equipment                14,198         12,676
          Property under development                     4,900          5,769
                                                     ---------      ---------
                                                       769,549        684,821
          Accumulated depreciation                      61,260         50,084
                                                     ---------      ---------

          Rental property, net                       $ 708,289      $ 634,737
                                                     =========      =========

     Through June 30, 1998, acquisitions have totaled approximately $68.4 million including eight communities and four land parcels comprising approximately 1,800 developed sites and 2,500 sites suitable for development.

                                SUN COMMUNITIES, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                --------------

3.   NOTES RECEIVABLE:
     Notes receivable consisted of the following (in thousands):

                                                        June 30,       December 31,
                                                          1998             1997
                                                          ----             ----
        Mortgage notes receivable with minimum
          monthly interest payments at 7%, maturing
          June 30, 2012 collateralized by communities
          located in Dover, DE(a)                      $  15,546    $    15,093

        Second mortgage and third shared appreciation
          mortgage notes with monthly interest
          payments at an average rate of 17 percent
          and excess interest as defined                      --          4,176
                                                       ---------    -----------
                                                       $  15,546    $    19,269
                                                       =========    ===========

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

4.   DEBT:
     The following table sets forth certain information regarding debt (in thousands):


                                                                 June 30,     December 31,
                                                                   1998          1997
                                                                   ----          ----
      Collateralized term loan, interest at 7.01%,
          due September 9, 2007                               $   44,661     $  44,889
      Senior notes, interest at 7.375%, due May 1, 2001           65,000        65,000
      Senior notes, interest at 7.625%, due May 1, 2003           85,000        85,000
      Senior notes, interest at 6.97%, due December 3, 2007       35,000        35,000
      Callable/redeemable notes, interest at 6.77%, due
          May 14, 2015, callable/redeemable May 16, 2005          65,000            --
      Collateralized lease obligations, interest ranging from
          6.1% to 6.3%, due March 10, 2001 through
          December 1, 2002                                        26,680        17,375
       Mortgage note, interest at 8.24%, due April 1, 2006         7,020            --
       Mortgage note, interest at 8.0%, due May 1, 2017            8,305            --
       Mortgage note, other                                        2,113            --
                                                              ----------     ---------
                                                              $  338,779     $ 247,264
                                                              ==========     =========

      The Company had $95 million available to borrow under its line of credit at June 30, 1998. In May 1998, the Company increased its line of credit facility from $75 million to $100 million.

                                SUN COMMUNITIES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  --------------


5.   MINORITY INTERESTS:

     Minority interests include 2,174,935 and 2,358,581 Common Operating Partnership Units at June 30, 1998 and December 31, 1997, respectively and 1,325,275 Convertible Preferred Operating Partnership Units ("POP Units") at June 30, 1998 and December 31, 1997.

6.   OTHER INCOME:

     The components of other income are as follows for the periods ended June 30, 1998 and 1997 (in thousands):


                                                   For the Three Months     For the Six Months
                                                      Ended June 30,           Ended June 30,
                                                   1998            1997     1998          1997
                                                   ----            ----     ----          ----
         Interest                                  $  785         $ 426    $ 1,250       $  789
         Gain from mortgage notes receivable           --            --        937           --
         Equity earnings - Sun Home Services, Inc.    520           339        695          382
         Other, principally brokerage commissions     238            --        412           --
                                                   ------         -----    -------       ------
                                                   $1,543         $ 765    $ 3,294       $1,171
                                                   ======         =====    =======       ======

     The gain from mortgage notes receivable results from the repayment of the Company's shared appreciation mortgages on two Canadian communities.



7.  EARNINGS PER SHARE:


                                                   For the Three Months     For the Six Months
                                                       Ended June 30,          Ended June 30,
                                                    1998          1997      1998          1997
                                                    ----          ----      ----          ----
     Earnings used for basic and diluted
       earnings per share computation           $ 6,503          $ 5,447   $13,804        $11,015
                                                =======          =======   =======        =======

     Total shares used for basic earnings per
       share                                     16,867           15,924    16,774         15,778
     Dilutive securities, principally stock
       options                                      171              163       182            159
                                                -------          -------   ------         -------

     Total shares used for diluted earnings
       per share computation                     17,038           16,087    16,956         15,937
                                                =======          =======   =======        =======


     Diluted earnings per share reflect the potential dilution that would occur if securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 1998 and 1997.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              ------------------

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 1998 and 1997

For the six months ended June 30, 1998, income before minority interests increased by 21.5 percent from $13.9 million to $16.9 million, when compared to the six months ended June 30, 1997. The increase was due to increased revenues of $13.6 million while expenses increased by $10.6 million.

Income from property increased by $11.4 million from $45.5 million to $56.9 million or 25.1 percent, due to acquisitions ($8.3 million), lease up of manufactured home sites ($1.0 million) and increases in rents and other community revenues ($2.1 million).

Other income increased by $2.1 million from $1.2 million to $3.3 million. $.9 million of the increase was due to a gain from the repayment of the Company's shared appreciation mortgages, $.7 million of the increase relates to the improved results of SHS, including brokerage commissions and the remaining $.5 million of the increase relates to interest income.

Property operating and maintenance increased by $2.3 million from $10.2 million to $12.5 million or 23.1 percent due primarily to acquisitions ($1.8 million).

Real estate taxes increased by $.6 million from $3.8 million to $4.4 million or
17.1 percent due primarily to acquisitions ($.5 million).

General and administrative expenses increased by $.5 million from $2.2 million to $2.7 million or 23.4 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property remained constant at 4.8 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $10.0 million from $30.5 million to $40.5 million or 32.9 percent.

Depreciation and amortization increased by $2.2 million from $9.8 million to $12.0 million or 22.8 percent due primarily to acquisitions.

Interest expense increased by $4.8 million from $6.8 million to $11.6 million or
71.1 percent primarily due to increased average debt outstanding.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             -------------------
RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1998 and 1997

For the three months ended June 30, 1998, income before minority interests increased by 15.8 percent from $6.9 million to $8.0 million, when compared to the three months ended June 30, 1997. The increase was due to increased revenues of $6.6 million while expenses increased by $5.5 million.

Income from property increased by $5.8 million from $22.5 million to $28.3 million or 25.9 percent, due to acquisitions ($4.3 million), lease up of manufactured home sites ($.5 million) and increases in rents and other community revenues ($1.0 million).

Other income increased by $.8 million from $.7 million to $1.5 million. $.4 million of the increase in other income relates to the improved results of SHS, including brokerage commissions and the remaining $.4 million of the increase relates to interest income.

Property operating and maintenance increased by $1.1 million from $5.0 million to $6.1 million or 21.4 percent due primarily to acquisitions ($.9 million).

Real estate taxes increased by $.3 million from $1.9 million to $2.2 million or
17.9 percent due primarily to acquisitions ($.2 million).

General and administrative expenses increased by $.3 million from $1.1 million to $1.4 million or 24.6 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property declined from 5.0 percent to 4.9 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $4.9 million from $15.2 million to $20.1 million or 32.2 percent due primarily to acquisitions.

Depreciation and amortization increased by $1.1 million from $5.0 million to $6.1 million or 22.4 percent due primarily to acquisitions.

Interest expense increased by $2.7 million from $3.4 million to $6.1 million or
80.4 percent primarily due to increased average debt outstanding.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             -------------------

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation mortgage notes or where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 and 2,070 sites in 1998 and 1997, respectively.



                                          SAME PROPERTY           TOTAL PORTFOLIO
                                          -------------           ---------------
                                            1998      1997         1998      1997
                                            ----      ----         ----      ----
Income from property                     $38,511   $35,802      $56,886   $45,455
                                         -------   -------      -------   -------
Property operating expenses:
      Property operating and maintenance   7,004     6,796       12,551    10,197
Real estate taxes                          3,360     3,121        4,380     3,740
                                         -------   -------      -------   -------
           Property operating expenses    10,364     9,917       16,931    13,937
                                         -------   -------      -------   -------

Property EBITDA                          $28,147   $25,885      $39,955   $31,518
                                         =======   =======      =======   =======

Number of properties                          74        74          104        86
Developed sites                           24,829    24,386       36,800    31,500
Occupied sites                            23,835    23,074       33,600    29,200

Occupancy %                                 96.0%(1)  94.6%(1)     96.1%(1)  94.5%(1)
Weighted average monthly rent per site   $   264 (1)  $252 (1)   $  266 (1)$  255 (1)
Sites available for development            2,300     2,565        5,554     3,312
Sites in development                         678       601        1,512       736


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $2.7 million from $35.8 million to $38.5 million, or 7.6 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 761 leased sites at June 30, 1998 compared to June 30, 1997.

Property operating expenses increased by $.5 million from $9.9 million to $10.4 million or 4.5 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $2.3 million from $25.9 million to $28.2 million, or 8.7 percent.

Sites available for development in the total portfolio increased by 2,242 from 3,312 to 5,554 primarily in conjunction with land acquisitions for new communities to be developed in Arizona, Michigan, Texas and Nevada.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             -------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $.3 million to $1.9 million at June 30, 1998 compared to $2.2 million at December 31, 1997 primarily because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities increased by $10.3 million to $32.1 million for the six months ended June 30, 1998 compared to $21.8 million for the same period in 1997. Changes in working capital increased by $5.8 million and income before minority interests, depreciation and amortization and gain related to mortgage notes receivable increased by $4.5 million.

Net cash used in investing activities increased by $35.5 million to $65.3 million from $29.8 million primarily due to $36.7 million related to acquisition activities.

Net cash provided by financing activities increased by $32.7 million to $32.8 million for the six months ended June 30, 1998 compared to $.1 million for the same period in 1997. $49.8 million of this increase was due to additional net debt borrowings and deferred financing costs offset by a $15.3 million reduction in the proceeds received from stock options and dividend reinvestment plan.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $100 million line of credit which bears interest at LIBOR plus .90% and is due November 1, 1999.

In May 1998, the Company issued $65 million of senior notes which bear interest at 6.77%, mature May 14, 2015, and are callable/redeemable May 16, 2005. Proceeds from this debt issuance were used to repay line of credit borrowings.

At June 30, 1998, the Company's debt to total market capitalization approximated 33.3% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 8.0 years and a weighted average interest rate of 7.2%.

Recurring capital expenditures approximated $2.5 million for the six months ended June 30, 1998, including $.2 million for additional space and related costs at corporate headquarters.

                            SUN COMMUNITIES, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             -------------------

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. "Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended June 30, 1998 and 1997 (in thousands):



                                                            For the Three Months        For the Six Months
                                                                 Ended June 30,           Ended June 30,
                                                            1998            1997        1998          1997
                                                            ----            ----        ----          ----
      Income before allocation to minority interest        $ 7,968         $  6,878    $16,904       $13,917
      Add depreciation and amortization, net
        of corporate office depreciation                     6,024            4,926     11,922         9,717

      Deduct distribution to Preferred OP Units               (626)            (626)    (1,252)       (1,252)

      Deduct gain from mortgage notes receivable                --               --       (937)           --
                                                           -------         --------    -------       -------

      Funds from operations                                $13,366         $ 11,178    $26,637       $22,382
                                                           =======         ========    =======       =======
      Weighted average OP Units outstanding
        used for basic FFO per share/unit                   19,051           18,282     19,034        18,144

      Dilutive securities:
         Stock options                                         171              163        182           159
         Convertible preferred OP Units                      1,227            1,266      1,212         1,275
                                                           -------         --------    -------       -------
      Weighted average OP Units used for
        diluted FFO per share/unit                          20,449           19,711     20,428        19,578
                                                           =======          =======   ========       =======

      FFO, per share/unit:
         Basic                                             $  0.70          $  0.61   $   1.40       $  1.23
                                                           =======          =======   ========       =======
         Diluted                                           $  0.68          $  0.60   $   1.36       $  1.21
                                                           =======          =======   ========       =======

                                SUN COMMUNITIES, INC.

PART II

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 1998, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

(a) The election of two directors to serve until the 2001 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:


                                             VOTES AGAINST     ABSTENTIONS OR
      NAME                    VOTES FOR      OR WITHHELD      BROKER NON-VOTES
      ----                    ---------      -----------      ----------------
      Milton M. Shiffman      12,714,870         0                 14,241
      Clunet R. Lewis         12,712,170         0                 16,941


ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

       EXHIBIT NO.                DESCRIPTION
       -----------                -----------

           27                 Financial Data Schedule



ITEM 6.(b) - REPORTS ON FORM 8-K

The Company filed a Report on Form 8-K dated April 24, 1998 with the Securities and Exchange Commission (the "SEC") on June 1, 1998, to report the establishment of its shareholder rights plan.

                                     SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 1998



                                 SUN COMMUNITIES, INC.

                                 BY: /s/ Jeffrey P. Jorissen
                                    -------------------------------------------
                                         Jeffrey P. Jorissen, Chief Financial
                                         Officer and Secretary

                                SUN COMMUNITIES, INC.
                                    EXHIBIT INDEX



                                                               PAGE
                                                    FILED     NUMBER
EXHIBIT NO.      DESCRIPTION                      HEREWITH    HEREIN
-----------      -----------                      --------    ------

27               Financial Data Schedule             X