Form 10-Q
period 1998-09-30
SUN COMMUNITIES INC
filed 1998-11-10
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 This report also includes the Registrant's Use of Proceeds Report Pursuant to Section 229.701(f).

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

    17,071,966 shares of Common Stock, $.01 par value as of October 30, 1998

                              SUN COMMUNITIES, INC.

                                      INDEX

                                     -------



                                                                                        PAGES
                                                                                        -----
PART I
------
Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1998 and
                           December 31, 1997                                                3

                  Consolidated Statements of Income for the Periods
                           Ended September 30, 1998 and 1997                                4

                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 1998 and 1997                                5

                  Notes to Consolidated Financial Statements                              6-9


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                          10-16



PART II
-------
Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                          17

Item 6.(b)        Reports on Form 8-K                                                      17

                  Signatures                                                               18



                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                    (SEPTEMBER 30, 1998 AND DECEMBER 31, 1997)

                                 (IN THOUSANDS)

                                   ----------


                                    ASSETS                                 1998              1997
                                                                        ----------        ----------

Investment in rental property, net                                      $  714,665        $  634,737
Cash and cash equivalents                                                   12,168             2,198
Investment in affiliates                                                    31,785            16,559
Mortgage notes receivable                                                   15,931            19,269
Other assets                                                                23,463            18,151
                                                                        ----------        ----------

     Total assets                                                       $  798,012        $  690,914
                                                                        ==========        ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $   21,000        $   17,000
     Debt                                                                  339,391           247,264
     Accounts payable and accrued expenses                                  16,166             8,765
     Deposits and other liabilities                                         11,107             8,853
     Distributions payable                                                  10,054                --
                                                                        ----------        ----------

                    Total liabilities                                      397,718           281,882
                                                                        ----------        ----------

Minority interests                                                          82,621            82,252
                                                                        ----------        ----------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                           --                --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,070 and 16,587 issued and
         outstanding in 1998 and 1997, respectively                            171               166
     Paid-in capital                                                       370,969           364,050
     Officers' notes                                                       (11,609)          (11,773)
     Unearned compensation                                                  (5,631)               --
     Distributions in excess of accumulated earnings                       (36,227)          (25,663)
                                                                        ----------        ----------

                    Total stockholders' equity                             317,673           326,780
                                                                        ----------        ----------

                    Total liabilities and stockholders' equity          $  798,012        $  690,914
                                                                        ==========        ==========


    The accompanying notes are an integral part of the financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

                                     ------


                                                      For the Nine Months         For the Three Months
                                                      Ended September 30,         Ended September 30,
                                                       1998          1997          1998          1997
                                                     --------      --------      -------        ------
Revenues:
     Income from property                           $  85,180      $  68,632     $  28,294    $  23,177
     Other income                                       4,466          2,111         2,109          940
                                                    ---------      ---------     ---------    ---------

          Total revenues                               89,646         70,743        30,403       24,117
                                                    ---------      ---------     ---------    ---------

Expenses:
     Property operating and maintenance                19,095         15,620         6,544        5,423
     Real estate taxes                                  6,502          5,578         2,122        1,838
     General and administrative                         4,126          3,312         1,417        1,116
     Depreciation and amortization                     18,121         14,927         6,115        5,150
     Interest                                          17,808         10,397         6,178        3,598
                                                    ---------      ---------     ---------    ---------

             Total expenses                            65,652         49,834        22,376       17,125
                                                    ---------      ---------     ---------    ---------

Income before gain on asset sales and
     minority interests                                23,994         20,909         8,027        6,992
Gain on asset sales                                     3,030             --         2,093           --
                                                    ---------      ---------     ---------    ---------
Income before minority interests                       27,024         20,909        10,120        6,992

Less income allocated to minority interests:
     Preferred OP Units                                 1,879          1,879           627          627
     Common OP Units                                    2,931          2,442         1,083          792
                                                    ---------      ---------     ---------     --------
Net income                                          $  22,214      $  16,588     $   8,410     $  5,573
                                                    =========      =========     =========     ========

Earnings per common share:
     Basic                                          $    1.32      $    1.04     $    0.50     $   0.34
                                                    =========      =========     =========     ========
     Diluted                                        $    1.30      $    1.03     $    0.49     $   0.34
                                                    =========      =========     =========     ========

Weighted average common shares
   outstanding - basic                                 16,816         15,933        16,900       16,243
                                                    =========      =========     =========     ========

Distributions declared per common
   share outstanding                                $    1.47      $    1.41     $    0.49     $   0.47
                                                    =========      =========     =========     ========


    The accompanying notes are an integral part of the financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                 (IN THOUSANDS)
                                    --------

                                                                     1998           1997
                                                                   --------       --------
Cash flows from operating activities:
     Net income                                                   $  22,214       $  16,588
     Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                         2,931           2,442
       Gain on asset sales                                           (3,030)            --
       Depreciation and amortization                                 18,121          14,927
       Deferred financing costs                                         491             116
       Increase in other assets                                      (4,355)         (4,599)
       Increase in accounts payable and other liabilities            10,281           5,025
                                                                  ---------       ---------
               Net cash provided by operating activities             46,653          34,499
                                                                  ---------       ---------

Cash flows from investing activities:
     Investment in rental properties                                (80,755)        (42,214)
     Investment in affiliates                                       (15,226)        (12,927)
     Proceeds related to asset sales                                 20,773              --
     Mortgage notes receivable                                         (838)        (13,742)
     Officer note                                                       164          (2,600)
                                                                  ---------       ---------
               Net cash used in investing activities                (75,882)        (71,483)
                                                                  ---------       ---------

Cash flows from financing activities:
     Distributions                                                  (27,660)        (24,982)
     Proceeds from borrowings, including line of credit, net         69,000          30,000
     Repayment on borrowings                                           (708)             --
     Proceeds from stock options, dividend reinvestment
       plan and other                                                 1,337          26,815
     Payments for deferred financing costs                           (2,770)         (2,355)
                                                                  ---------       ---------
               Net cash provided by financing activities             39,199          29,478
                                                                  ---------       ---------

Net increase (decrease) in cash and cash equivalents                  9,970          (7,506)
Cash and cash equivalents, beginning of period                        2,198           9,236
                                                                  ---------       ---------

Cash and cash equivalents, end of period                          $  12,168       $   1,730
                                                                  =========       =========

Supplemental Information:
     OP units issued for rental properties                        $   1,704              --
     Debt assumed for rental properties                           $  18,356              --
     Capitalized lease obligation for rental properties           $   9,479              --
     Common stock issued as unearned compensation                 $   5,631              --


     The accompanying notes are an integral part of the financial statements

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


1.   BASIS OF PRESENTATION:

     These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland Corporation, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1997. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):

                                                                           September 30,       December 31,
                                                                                1998               1997
                                                                           ------------        ------------
         Land                                                             $     94,166        $     67,677
         Land improvements and buildings                                       660,299             598,699
         Furniture, fixtures, equipment                                         14,624              12,676
         Property under development                                             10,542               5,769
                                                                          ------------        ------------
                                                                               779,631             684,821
         Accumulated depreciation                                               64,966              50,084
                                                                          ------------        ------------

         Rental property, net                                             $    714,665        $    634,737
                                                                          ============        ============

     Through September 30, 1998, acquisitions have totaled approximately $65.6 million for ten communities and $14.1 million for six land parcels comprising approximately 2,100 developed sites and 3,700 sites suitable for development.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------

3.   NOTES RECEIVABLE:
     Notes receivable consisted of the following (in thousands):

                                                                                 September 30,   December 31,
                                                                                     1998           1997
                                                                                 ------------    -----------
         Mortgage notes receivable with minimum monthly interest payments at
             7%, maturing June 30, 2012 collateralized by communities
             located in Dover, DE(a)                                           $  15,931       $  15,093

         Second mortgage and third shared appreciation mortgage notes with monthly interest payments at an average rate of 17 percent
             and excess interest as defined                                           --           4,176
                                                                               ---------       ---------
                                                                               $  15,931       $  19,269
                                                                               =========       =========

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

4.   DEBT:
     The following table sets forth certain information regarding debt (in thousands):


                                                                   September 30,      December 31,
                                                                       1998               1997
                                                                   ------------       -----------
     Collateralized term loan, interest at 7.01%,
          due September 9, 2007                                  $     44,544       $    44,889
     Senior notes, interest at 7.375%, due May 1, 2001                 65,000            65,000
     Senior notes, interest at 7.625%, due May 1, 2003                 85,000            85,000
     Senior notes, interest at 6.97%, due December 3, 2007             35,000            35,000
     Callable/redeemable notes, interest at 6.77%, due
          May 14, 2015, callable/redeemable May 16, 2005               65,000                --
     Collateralized lease obligations, interest ranging from
          6.1% to 6.3%, due March 10, 2001 through
          December 1, 2002                                             26,611            17,375
     Mortgage note, interest at 8.24%, due April 1, 2006                7,004                --
     Mortgage note, interest at 8.0%, due May 1, 2017                   8,257                --
     Mortgage note, other                                               2,975                --
                                                                 ------------       -----------
                                                                 $    339,391       $   247,264
                                                                 ============       ===========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------


4.   DEBT CONTINUED:

     At September 30, 1998, the Company has Treasury Rate Locks for a total notional amount of $37.5 million and an unrealized loss of $3.6 million for the purpose of hedging against the potential for increased interest expense on anticipated future fixed rate financings. At the present time, the Company anticipates issuing fixed rate securities in 1999 with a maturity of at least five to ten years. Should medium term interest rates increase, the value of the Treasury Rate Locks will increase offsetting a portion of the additional interest expense incurred. Alternatively, should medium term interest rates decrease, the Company will incur costs which should be offset by lower interest expense.


5.   MINORITY INTERESTS:

     Minority interests include 2,169,935 and 2,358,581 Common Operating Partnership Units at September 30, 1998 and December 31, 1997, respectively, and 1,325,275 Convertible Preferred Operating Partnership Units ("POP Units") at September 30, 1998 and December 31, 1997.


6.   OTHER INCOME:

     The components of other income are as follows for the periods ended September 30, 1998 and 1997 (in thousands):

                                                               For the Nine Months    For the Three Months
                                                               Ended September 30,    Ended September 30,
                                                                1998      1997        1998      1997
                                                               ------    ------      ------    ------
         Interest                                              $2,270    $1,222      $1,062    $  438
         Equity earnings - Sun Home
            Services, Inc. ("SHS")                              1,480       875         786       493
         Other, principally brokerage commissions                 716        14         261         9
                                                               ------    ------      ------    ------
                                                               $4,466    $2,111      $2,109    $  940
                                                               ======    ======      ======    ======

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    -------


7.   EARNINGS PER SHARE:


                                                         For the Nine Months    For the Three Months
                                                         Ended September 30,    Ended September 30,
                                                          1998       1997        1998     1997
                                                         ------     ------      ------   ------
     Earnings used for basic and diluted earnings per
        share computation                               $22,214    $16,588     $ 8,410  $ 5,573
                                                        =======    =======     =======  =======

     Total shares used for basic earnings per share      16,816     15,933      16,900   16,243
     Dilutive securities, principally stock options         167        181         140      226
                                                        -------    -------     -------  -------
     Total shares used for diluted earnings per share
        computation                                      16,983     16,114      17,040   16,469
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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1998 and 1997

For the nine months ended September 30, 1998, income before gain on asset sales and minority interests increased by 14.7 percent from $20.9 million to $24.0 million, when compared to the nine months ended September 30, 1997. The increase was due to increased revenues of $18.9 million while expenses increased by $15.8 million.

Income from property increased by $16.6 million from $68.6 million to $85.2 million or 24.1 percent, due to acquisitions ($12.0 million), lease up of manufactured home sites ($1.9 million) and increases in rents and other community revenues ($2.7 million).

Other income increased by $2.4 million from $2.1 million to $4.5 million. $1.3 million of the increase relates to the improved results of SHS, including brokerage commissions and the remaining $1.1 million of the increase relates to interest income.

Property operating and maintenance increased by $3.5 million from $15.6 million to $19.1 million or 22.2 percent due primarily to acquisitions ($2.8 million).

Real estate taxes increased by $.9 million from $5.6 million to $6.5 million or
16.6 percent due primarily to acquisitions ($.7 million).

General and administrative expenses increased by $.8 million from $3.3 million to $4.1 million or 24.6 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property remained constant at 4.8 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $13.7 million from $46.2 million to $59.9 million or 29.6 percent.

Depreciation and amortization increased by $3.2 million from $14.9 million to $18.1 million or 21.4 percent due primarily to acquisitions.

Interest expense increased by $7.4 million from $10.4 million to $17.8 million or 71.3 percent primarily due to increased average debt outstanding.

The $3.0 million gain on asset sales resulted from the disposal of certain assets during the current nine month period.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    -------
RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1998 and 1997

For the three months ended September 30, 1998, income before gain on asset sales and minority interests increased by 14.8 percent from $7.0 million to $8.0 million, when compared to the three months ended September 30, 1997. The increase was due to increased revenues of $6.3 million while expenses increased by $5.3 million.

Income from property increased by $5.1 million from $23.2 million to $28.3 million or 22.1 percent, due to acquisitions ($3.7 million), lease up of manufactured home sites ($.9 million) and increases in rents and other community revenues ($.5 million).

Other income increased by $1.2 million from $.9 million to $2.1 million. $.6 million of the increase in other income relates to the improved results of SHS, including brokerage commissions and the remaining $.6 million of the increase relates to interest income.

Property operating and maintenance increased by $1.1 million from $5.4 million to $6.5 million or 20.7 percent due almost entirely to acquisitions.

Real estate taxes increased by $.3 million from $1.8 million to $2.1 million or
15.5 percent due almost entirely to acquisitions.

General and administrative expenses increased by $.3 million from $1.1 million to $1.4 million or 27.0 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property increased from 4.8 percent to 5.0 percent.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $4.6 million from $15.7 million to $20.3 million or 29.1 percent due primarily to acquisitions.

Depreciation and amortization increased by $1.0 million from $5.1 million to $6.1 million or 18.7 percent due primarily to acquisitions.

Interest expense increased by $2.6 million from $3.6 million to $6.2 million or
71.7 percent primarily due to increased average debt outstanding.

The $2.1 million gain on asset sales results from the disposal of certain assets during the current three month period.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    -------

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 1998 and 1997. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1997 and September 30, 1998. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company's interest is in the form of shared appreciation mortgage notes or where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 and 2,040 sites in 1998 and 1997, respectively.


                                                SAME PROPERTY          TOTAL PORTFOLIO
                                             --------------------    -------------------
                                               1998        1997        1998        1997
                                             --------    --------    --------    --------
Income from property                         $ 56,619    $ 52,555    $ 85,180    $ 68,632
                                             --------    --------    --------    --------
Property operating expenses:
        Property operating and maintenance     10,706      10,422      19,095      15,620
        Real estate taxes                       4,893       4,525       6,502       5,578
                                             --------    --------    --------    --------
                Property operating expenses    15,599      14,947      25,597      21,198
                                             --------    --------    --------    --------

Property EBITDA                              $ 41,020    $ 37,608    $ 59,583    $ 47,434
                                             ========    ========    ========    ========

Number of properties                               72          72         104          95
Developed sites                                24,593      23,930      36,956      33,326
Occupied sites                                 23,342      22,739      33,484      30,965
Occupancy %                                     94.9%(1)    95.0%(1)     95.2(1)    95.2%(1)
Weighted average monthly rent per site       $    265(1) $    253(1) $    267(1) $    256(1)
Sites available for development                 1,744       2,405       5,854       3,288
Sites in development                              374         497       1,220         762


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $4.1 million from $52.5 million to $56.6 million, or 7.7 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 603 leased sites at September 30, 1998 compared to September 30, 1997.

Property operating expenses increased by $.7 million from $14.9 million to $15.6 million or 4.4 percent, due to increased occupancies and costs and increases in assessments and millage rates by local taxing authorities. Property EBITDA increased by $3.4 million from $37.6 million to $41.0 million, or 9.1 percent.

Sites available for development in the total portfolio increased by 2,566 from 3,288 to 5,854 primarily in conjunction with land acquisitions for new communities to be developed in Arizona, Michigan, Texas and Nevada.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    -------

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $10.0 million to $12.2 million at September 30, 1998 compared to $2.2 million at December 31, 1997 primarily because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $12.2 million to $46.7 million for the nine months ended September 30, 1998 compared to $34.5 million for the same period in 1997. Income before minority interests, depreciation and amortization and gain on asset sales increased by $6.7 million and changes in working capital increased by $5.5 million.

Net cash used in investing activities increased by $4.4 million to $75.9 million from $71.5 million primarily due to an increase of $38.5 million in rental property acquisition activities offset by $20.8 million in proceeds from asset sales and a reduction of $12.9 million used to finance mortgage notes receivable.

Net cash provided by financing activities increased by $9.7 million to $39.2 million for the nine months ended September 30, 1998 compared to $29.5 million for the same period in 1997. $37.9 million of this increase was due to additional net debt borrowings, net of deferred financing costs offset by a $25.5 million reduction in the proceeds received from stock options and dividend reinvestment plan and a $2.7 million increase in distributions.

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

At September 30, 1998, the Company's debt to total market capitalization approximated 33.6% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 7.5 years and a weighted average interest rate of 7.1%.

Recurring capital expenditures approximated $4.1 million for the nine months ended September 30, 1998, including $.3 million for additional space and related costs at corporate headquarters.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    -------

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended September 30, 1998 and 1997 (in thousands):


                                                                For the Nine Months   For the Three Months
                                                                Ended September 30,   Ended September 30,
                                                                  1998      1997        1998      1997
                                                                  ----      ----        ----      ----

        Income before gain on asset sales and
           minority interest                                    $23,994   $20,909     $ 8,027   $ 6,992
        Add depreciation and amortization, net
           of corporate office depreciation                      17,995    14,837       6,073     5,120

        Deduct distribution to Preferred OP Units                (1,879)   (1,879)       (627)     (627)
                                                                -------   -------     -------   -------

        Funds from operations                                   $40,110   $33,867     $13,473   $11,485
                                                                =======   =======     =======   =======
        Weighted average OP Units outstanding
           used for basic FFO per share/unit                     19,048    18,296      19,075    18,602

        Dilutive securities:
              Stock options                                         167       181         140       226
              Convertible preferred OP Units                      1,230     1,238       1,268     1,170
                                                                -------   -------     -------   -------
        Weighted average OP Units used for
           diluted FFO per share/unit                            20,445    19,715      20,483    19,998
                                                                =======   =======     =======   =======

        FFO, per share/unit:
              Basic                                             $  2.11   $  1.85     $  0.71   $  0.62
                                                                =======   =======     =======   =======
              Diluted                                           $  2.05   $  1.81     $  0.69   $  0.61
                                                                =======   =======     =======   =======

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    --------

OTHER CONTINUED:

Year 2000 Update

The Year 2000 Compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

The Company has discussed its software applications and internal operational programs with its current information systems' vendors and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider, their Year 2000 compliance efforts and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned or operated by the Company. The Company plans to complete its assessment of Year 2000 compliance by such parties by December 31, 1998. Until such time, the Company cannot estimate any potential adverse impact resulting from the failure of vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000 related conditions have been identified.

The Company believes that its expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material because the Company's Year 2000 evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. In addition, the Company is not aware of any Year 2000 related conditions that it believes would likely require material expenditures in the future.

Based on its current information, the Company believes that the risk posed by any forseeable Year 2000 related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors is minimal. Year 2000 related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Year 2000 related problems for certain third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider is marginally greater, though, based on its current information, the Company does not believe any such problems would have a material effect on its operations. Any Year 2000 related problems at these third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications. At this time, no contingency plans exist, however, the Company anticipates developing contingency plans if, and to the extent, deemed necessary. The Company does plan to seek independent verification or review of its assessment of its Year 2000 issues by March 31, 1999. Pursuant to the results of the independent review, contingency plans will be developed if, and to the extent deemed necessary.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    -------

OTHER CONTINUED:

Year 2000 Update, Continued

While the Company believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company has been or will be successful in identifying and assessing Year 2000 issues, or that, to the extent identified, the Company's efforts to resolve such issues will be effective such that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, or results of operation.

Safe Harbor Statement

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 1998 for a list of uncertainties and factors.

Such factors include, but are not limited, to the following: (i) changes in the general economic climate; (ii) increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; (iii) changes in government laws and regulations affecting manufactured housing communities; and (iv) the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

                              SUN COMMUNITIES, INC.

PART II
-------

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

Dated: November 10, 1998



                                 SUN COMMUNITIES, INC.

                                 By:/s/  Jeffrey P. Jorissen
                                    -----------------------------------------
                                         Jeffrey P. Jorissen, Chief Financial
                                         Officer and Secretary

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX



                                                                    PAGE
                                                       FILED       NUMBER
EXHIBIT NO.    DESCRIPTION                           HEREWITH      HEREIN
----------     -----------                           --------      ------

27             Financial Data Schedule                   X