Form 10-Q
period 1999-03-31
SUN COMMUNITIES INC
filed 1999-05-07
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

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

   17,315,699 shares of Common Stock, $.01 par value as of April 26, 1999

                              SUN COMMUNITIES, INC.

                                      INDEX
                                      -----




                                                                                         PAGES
                                                                                         -----

PART I
------
Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 1999 and
                  December 31, 1998                                                         3

            Consolidated Statements of Income for the Three Months
                  Ended March 31, 1999 and 1998                                             4

            Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1999 and 1998                                             5

            Notes to Consolidated Financial Statements                                    6-9


Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10-16



PART II
-------

Item 6.(a)  Exhibits required by Item 601 of Regulation S-K                                17

Item 6.(b)  Reports on Form 8-K                                                            17

            Signatures                                                                     18


                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                 (IN THOUSANDS)
                                    --------


                                    ASSETS                                   1999                    1998
                                                                        ---------------        -------------

Investment in rental property, net                                      $       752,881        $     732,212
Cash and cash equivalents                                                         2,067                9,646
Investment in and advances to affiliates                                         43,084               26,355
Notes receivable                                                                 32,345               26,685
Other assets                                                                     28,240               26,541
                                                                        ---------------        -------------

     Total assets                                                       $       858,617        $     821,439
                                                                        ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        50,000        $      26,000
     Debt                                                                       350,785              339,164
     Accounts payable and accrued expenses                                       14,356               12,637
     Deposits and other liabilities                                              12,744               12,051
     Distributions payable                                                       10,879                  --
                                                                        ---------------        -------------

                    Total liabilities                                           438,764              389,852
                                                                        ---------------        -------------

Minority interests                                                               89,478               91,223
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,299 and 17,256 issued and
         outstanding in 1999 and 1998, respectively                                 173                  172
     Paid-in capital                                                            389,462              389,448
     Officers' notes                                                            (11,609)             (11,609)
     Unearned compensation                                                       (5,162)              (5,302)
     Distributions in excess of accumulated earnings                            (42,489)             (32,345)
                                                                        ----------------       -------------

                    Total stockholders' equity                                  330,375              340,364
                                                                        ---------------        -------------

                    Total liabilities and stockholders' equity          $       858,617        $     821,439
                                                                        ===============        =============


         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                     ------



                                                                             1999             1998
                                                                         -----------      -----------
Revenues:
        Income from property                                             $    31,374      $    28,605
        Other income                                                           1,705              814
                                                                         -----------      -----------

                Total revenues                                                33,079           29,419
                                                                         -----------      -----------

Expenses:
        Property operating and maintenance                                     6,849            6,419
        Real estate taxes                                                      2,205            2,167
        Property management                                                      611              479
        General and administrative                                               910              837
        Depreciation and amortization                                          6,882            5,940
        Interest                                                               6,684            5,578
                                                                         -----------      -----------

                Total expenses                                                24,141           21,420
                                                                         -----------      -----------

Income before minority interests and other                                     8,938            7,999
Other, net                                                                        --              937
                                                                         -----------      -----------
Income before minority interests                                               8,938            8,936

Less income allocated to minority interests:
        Preferred OP Units                                                       626              626
        Common OP Units                                                        1,177            1,009
                                                                         -----------      -----------
Net income                                                               $     7,135      $     7,301
                                                                         ===========      ===========

Earnings per common share:
        Basic                                                            $      0.42      $      0.44
                                                                         ===========      ===========
        Diluted                                                          $      0.41      $      0.43
                                                                         ===========      ===========

Weighted average common shares
   outstanding - basic                                                        17,113           16,682
                                                                         ===========      ===========

Distributions declared per common
   share outstanding                                                     $      0.51      $      0.49
                                                                         ===========      ===========




         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                     ------




                                                                                    1999               1998
                                                                               -------------       ------------
Cash flows from operating activities:
    Net income                                                                 $       7,135       $      7,301
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          1,177              1,009
       Other, net                                                                         --               (937)
       Depreciation and amortization                                                   6,882              5,940
       Deferred financing costs                                                          196                137
       (Increase) decrease in other assets                                            (2,487)               748
       Increase in accounts payable and other liabilities                              3,038              5,019
                                                                               -------------       ------------
               Net cash provided by operating activities                              15,941             19,217
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (14,611)           (39,135)
    Investment in and advances to affiliates                                         (16,729)            (5,313)
    Proceeds related to asset sales                                                        --              4,913
    Investment in notes receivable                                                    (5,660)                 --

               Net cash used in investing activities                                 (37,000)           (39,535)
                                                                               --------------      ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 24,000             37,000
    Repayments on notes payable and other debt                                          (684)              (246)
    Proceeds from stock options, dividend reinvestment
       plan and other                                                                     15                509
    Distributions                                                                     (9,830)            (8,278)
    Payments for deferred financing costs                                                (21)               (73)
                                                                               -------------       ------------
               Net cash provided by financing activities                              13,480             28,912
                                                                               -------------       ------------

Net increase (decrease) in cash and cash equivalents                                  (7,579)             8,594
Cash and cash equivalents, beginning of period                                         9,646              2,198
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       2,067       $     10,792
                                                                               =============       ============

Supplemental Information:
    Debt assumed for rental properties                                         $       1,700       $     16,393
    Capitalized lease obligation for rental properties                         $      10,605       $      9,479
    OP units issued for rental properties                                      $          --       $      1,704


        The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     -----




1.     BASIS OF PRESENTATION:

       These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1998. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                   March 31,         December 31,
                                                                      1999               1998
                                                                  -------------      ---------------
              Land                                                $      73,700      $        71,930
              Land improvements and buildings                           700,639              679,755
              Furniture, fixtures, equipment                             16,099               15,209
              Land held for future development                           21,129               26,511
              Property under development                                 18,501                9,747
                                                                  -------------      ---------------
                                                                        830,068              803,152
              Accumulated depreciation                                   77,187               70,940
                                                                  -------------      ---------------

              Rental property, net                                $     752,881      $       732,212
                                                                  =============      ===============

       Through March 31, 1999, acquisitions have totaled approximately $17.1 million for three existing communities comprising 661 developed sites and 195 development sites and $1.0 million for one development community planned for approximately 523 sites.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ------


3.     NOTES RECEIVABLE:
       Notes receivable consisted of the following (in thousands):
                                                                                          March 31,         December 31,
                                                                                            1999               1998
                                                                                          ---------         ----------
           Mortgage notes receivable with minimum monthly interest payments at
               7%, maturing June 30, 2012 collateralized by communities
               located in Dover, DE(a).                                                   $  15,093         $   15,093

           Mortgage note receivable, bears interest at 9% maturing July 1, 1999,
               collateralized by land in Harris County, Texas.                                4,400              4,400

           Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 10% and 22
               years, respectively.(b)                                                       10,863              5,339

           Notes receivable, other, various interest rates ranging from 6% to
               9.5% or prime + 1.5%, various maturity dates through December 31,
               2003.                                                                          1,989              1,853
                                                                                          ---------         ----------
                                                                                          $  32,345         $   26,685
                                                                                          =========         ==========

           (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.
           (b) Loans purchased from Bingham Financial Services, Corp.("BFSC"), an affiliate, with BFSC retaining full recourse.

       The officers' notes are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 372,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     ------


4.     DEBT:
       The following table sets forth certain information regarding debt (in thousands):

                                                                                   March 31,      December 31,
                                                                                     1999             1998
                                                                                   ---------      -----------
        Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                               $  44,303      $    44,425
        Senior notes, interest at 7.375%, due May 1, 2001                             65,000           65,000
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000           85,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000           35,000
        Callable/redeemable notes, interest at 6.77%, due
               May 14, 2015, callable/redeemable May 16, 2005                         65,000           65,000
        Capitalized lease obligations, interest ranging from
               5.5% to 6.3%, due March 2001 through
               January 2004                                                           36,992           26,542
        Mortgage notes, other                                                         19,490           18,197
                                                                                   ---------      -----------
                                                                                   $ 350,785      $   339,164
                                                                                   =========      ===========

       The Company had $50 million available to borrow under its line of credit at March 31, 1999.


5.     MINORITY INTERESTS:

       Minority interests include 2,803,540 and 2,815,440 Common Operating Partnership Units at March 31, 1999 and December 31, 1998, respectively, and 1,325,275 Convertible Preferred Operating Partnership Units ("POP Units") at March 31, 1999 and December 31, 1998.




6.     OTHER INCOME:

       The components of other income are as follows for the three months ended March 31, 1999 and 1998 (in thousands):

                                                        1999           1998
                                                     ---------      --------
             Other, principally interest             $     915      $    506
             Income from affiliates                        790           308
                                                     ---------      --------
                                                     $   1,705      $    814
                                                     =========      ========


                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     -----





7.    EARNINGS PER SHARE:

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                            1999     1998
                                                                          --------  --------
       Earnings used for basic and diluted earnings per
          share computation                                               $  7,135  $  7,301
                                                                          ========  ========

       Total shares used for basic earnings per share                       17,113    16,682
       Dilutive securities, principally stock options                          124       203
                                                                          --------  --------
       Total shares used for diluted earnings per share
          computation                                                       17,237    16,885
                                                                          ========  ========


       Diluted earnings per share reflect the potential dilution that would occur if securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 1999 and 1998.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ----

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 1999 and 1998

For the three months ended March 31, 1999, income before other, net and minority interests increased by 11.7 percent from $8.0 million to $8.9 million, when compared to the three months ended March 31, 1998. The increase was due to increased revenues of $3.6 million while expenses increased by $2.7 million.

Income from property increased by $2.8 million from $28.6 million to $31.4 million or 9.7 percent, due to acquisitions ($1.4 million), lease up of manufactured home sites including new development ($0.6 million) and increases in rents and other community revenues ($0.8 million).

Other income increased by $0.9 million from $0.8 million to $1.7 million. $0.5 million of the increase in other income relates to income from affiliates and the remaining $.4 million of the increase relates to interest income.

Property operating and maintenance increased by $0.4 million from $6.4 million to $6.8 million or 6.7 percent due primarily to acquisitions ($0.3 million).

Real estate taxes remained constant at $2.2 million during 1999 and 1998.

Property management expenses increased by $0.1 million from $0.5 million to $0.6 million representing 1.9 percent and 1.7 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.1 million from $0.8 million to $0.9 million or 8.7 percent due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 2.9 percent in both periods.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $3.0 million from $19.5 million to $22.5 million. EBITDA as a percent of revenues increased to 68.0 percent in 1999 compared to 66.3 percent in 1998.

Depreciation and amortization increased by $1.0 million from $5.9 million to $6.9 million or 15.9 percent due primarily to the acquisition of communities in 1999 and 1998.

Interest expense increased by $1.1 million from $5.6 million to $6.7 million or
19.8 percent primarily due

                             SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ----


RESULTS OF OPERATIONS CONTINUED

to increased average debt outstanding.

Other, net of $.9 million in 1998 represents a gain from the disposition of certain assets.

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the three months ended March 31, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and March 31, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 1999 and 1998.

                                                     SAME PROPERTY            TOTAL PORTFOLIO
                                                ---------------------       -------------------
                                                  1999          1998          1999         1998
                                                -------       -------       ----------   -------
Income from property                            $21,660       $20,346       $31,374      $28,605
                                                -------       -------       -------      -------
Property operating expenses:
  Property operating and maintenance              3,824         3,622         6,849        6,419
  Real estate taxes                               1,679         1,733         2,205        2,167
                                                -------       -------       -------      -------
   Property operating expenses                    5,503         5,355         9,054        8,586
                                                -------       -------       -------      -------

Property EBITDA                                 $16,157       $14,991       $22,320      $20,019
                                                =======       =======       =======      =======

Number of properties                                 79            79           107          104
Developed sites                                  27,369        26,554        38,240       36,720
Occupied sites                                   25,945        25,357        35,427       34,122
Occupancy %                                        94.8%(1)      95.5%(1)      94.9(1)      95.3%(1)
Weighted average monthly rent per site          $   271 (1)   $   260 (1)   $   272(1)   $   263 (1)
Sites available for development                   1,320         2,338         8,478        4,700
Sites planned for development in current year       185           105         2,327        1,694


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $1.3 million from $20.4 million to $21.7 million, or 6.5 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 588 leased sites at March 31, 1999 compared to March 31, 1998.

Property operating expenses increased by $0.1 million from $5.4 million to $5.5 million or 2.8 percent, due to increased occupancies and costs. Property EBITDA increased by $1.2 million from $15.0 million to $16.2 million, or 7.8 percent.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     -----


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $7.6 million to $2.1 million at March 31, 1999 compared to $9.7 million at December 31, 1998 primarily because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities decreased by $3.3 million to $15.9 million for the three months ended March 31, 1999 compared to $19.2 million for the same period in 1998. This decrease was due to other assets increasing by $3.2 million and accounts payable and other liabilities decreasing by $2.0 million offset by a $1.9 million increase in income before minority interests, depreciation and amortization and other.

Net cash used in investing activities decreased by $2.5 million to $37.0 million from $39.5 million primarily due to a decrease of $24.5 million in rental property acquisition activities offset by an increase of $17.1 million used to finance investments in affiliates and notes receivable and a decrease in proceeds of $4.9 million related to asset sales.

Net cash provided by financing activities decreased by $15.4 million to $13.5 million for the three months ended March 31, 1999 compared to $28.9 million for the same period in 1998. $13.4 million of this decrease was due to reduced borrowings on the line of credit and increased repayments on notes payable and other debt.

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

At March 31, 1999, the Company's debt to total market capitalization approximated 37.0% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $1.4 million for the three months ended March 31, 1999, including $0.2 million for additional space and related costs at corporate headquarters.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     -----

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the three months ended March 31, 1999 and 1998 (in thousands):


                                                                      1999             1998
                                                                   ----------      -----------
               Income before gain on asset sales and
                   minority interest                               $    8,938      $     7,999
               Add depreciation and amortization, net
                   of corporate office depreciation                     6,822            5,898

               Deduct distribution to Preferred OP Units                 (626)            (626)
                                                                   ----------      -----------

               Funds from operations                               $   15,134      $    13,271
                                                                   ==========      ===========

               Weighted average OP Units outstanding
                   used for basic FFO per share/unit                   19,937           19,017

               Dilutive securities:
               Stock options                                              124              203
               Convertible preferred OP Units                           1,280            1,197
                                                                   ----------      -----------
               Weighted average OP Units used for
                   diluted FFO per share/unit                          21,341           20,417
                                                                   ==========      ===========

               FFO, per share/unit:
                   Basic                                           $     0.76      $      0.70
                                                                   ==========      ===========
                  Diluted                                          $     0.74      $      0.68
                                                                   ==========      ===========

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ----

OTHER CONTINUED:

Year 2000 Update

The Year 2000 ("Y2K") issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations.

In 1997, the Company implemented a corporate-wide Y2K program to minimize any such disruption caused by the failures of its own internal systems or those of its business supply chain. In the first phase of the project, the Company reviewed its inventory of computer hardware and software, and other devices with embedded microprocessors. The Company also discussed its software applications and internal operational programs with its current information systems' vendors. Finally, in this assessment phase, key members of the business supply chain were contacted and interviewed regarding their awareness of the Y2K problem and the status of their own Y2K project. The first phase was completed on schedule and all key members of the Company's business supply chain reported that they were aware of the Y2K problem and were in the process of readying for the Y2K issue.

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

In the third and final phase of the Y2K program, the Company surveyed its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company discussed with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the Y2K which may affect properties owned or operated by the Company. The third phase was completed on schedule in April 1999. While all surveyed vendors reported that they were aware of the Y2K issue and were scheduled to have all systems remedied before December 31, 1999, most vendors were reluctant to guarantee that their Y2K issues would not adversely affect the operations of the Company. The Company therefore is developing contingency plans for all key members of its business supply chain.

The Company believes that its expenditures for assessing its Y2K issues, though difficult to quantify, to date have not been material because the Company's Y2K evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company received a third-party assessment of its Y2K program methodology and will address the recommendations that are deemed appropriate by the Company by June 30, 1999. The Company is not aware of any other Y2K related conditions that it believes would likely require material expenditures in the future.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      ----

OTHER CONTINUED:

Year 2000 Update, Continued

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

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       ----

OTHER CONTINUED:

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be adopted effective January 1, 2000. The Company has not yet determined the impact of SFAS 133 on the earnings and financial position of the Company.

                              SUN COMMUNITIES, INC.

PART II


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

           EXHIBIT NO.                       DESCRIPTION
           -----------                       -----------

                27                      Financial Data Schedule



ITEM 6.(B) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 1999



                              SUN COMMUNITIES, INC.

                              BY: /s/       Jeffrey P. Jorissen
                                  ---------------------------------------
                                            Jeffrey P. Jorissen, Chief Financial
                                            Officer and Secretary

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