Form 10-Q
period 1999-06-30
SUN COMMUNITIES INC
filed 1999-08-02
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

| | Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

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

     17,333,763 shares of Common Stock, $.01 par value as of July 26, 1999

                              SUN COMMUNITIES, INC.

                                      INDEX



                                                                                                PAGES
                                                                                                -----

PART I

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of June 30, 1999 and
                   December 31, 1998                                                                3

            Consolidated Statements of Income for the Periods
                   Ended June 30, 1999 and 1998                                                     4

            Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1999 and 1998                                                     5

            Notes to Consolidated Financial Statements                                            6-9


Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          10-17



PART II

Item 4.     Submission of Matters to a Vote of Security Holders                                    18

Item 6.(a)  Exhibits required by Item 601 of Regulation S-K                                        18

Item 6.(b)  Reports on Form 8-K                                                                    18

            Signatures                                                                             19

                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                 (IN THOUSANDS)


                                    ASSETS                                    1999                 1998
                                                                        ---------------        -------------
Investment in rental property, net                                      $       762,232        $     732,212
Cash and cash equivalents                                                         3,248                9,646
Investment in and advances to affiliate                                          13,347               11,316
Notes receivable                                                                 58,566               41,459
Other assets                                                                     28,889               26,806
                                                                        ---------------        -------------

                  Total assets                                          $       866,282        $     821,439
                                                                        ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        64,000        $      26,000
     Debt                                                                       350,493              339,164
     Accounts payable and accrued expenses                                       12,760               12,637
     Deposits and other liabilities                                               9,889               12,051
                                                                        ---------------        -------------

                    Total liabilities                                           437,142              389,852
                                                                        ---------------        -------------

Minority interests                                                               90,598               91,223
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,332 and 17,256 issued and
         outstanding in 1999 and 1998, respectively                                 173                  172
     Paid-in capital                                                            390,365              389,448
     Officers' notes                                                            (11,452)             (11,609)
     Unearned compensation                                                       (5,020)              (5,302)
     Distributions in excess of accumulated earnings                            (35,524)             (32,345)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  338,542              340,364
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $       866,282        $     821,439
                                                                        ===============        =============


         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998

                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)



                                                            For the Three Months             For the Six Months
                                                               Ended June 30,                  Ended June 30,
                                                           1999             1998             1999            1998
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     30,567      $    28,281     $    61,941     $    56,886
        Other income                                          2,068            1,543           3,578           2,357
                                                       ------------      -----------     -----------     -----------

                Total revenues                               32,635           29,824          65,519          59,243
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    6,440            6,132          13,289          12,551
        Real estate taxes                                     2,206            2,213           4,411           4,380
        Property management                                     646              533           1,257           1,012
        General and administrative                              952              860           1,862           1,697
        Depreciation and amortization                         7,135            6,066          14,017          12,006
        Interest                                              6,529            6,052          13,018          11,630
                                                       ------------      -----------     -----------     -----------

                Total expenses                               23,908           21,856          47,854          43,276
                                                       ------------      -----------     -----------     -----------

Income before minority interests and other                    8,727            7,968          17,665          15,967
Other, net                                                       --               --              --             937
                                                       ------------      -----------     -----------     -----------
Income before minority interests                              8,727            7,968          17,665          16,904

Less income allocated to minority interests:
        Preferred OP Units                                      626              626           1,252           1,252
        Common OP Units                                       1,137              839           2,314           1,848
                                                       ------------      -----------     -----------     -----------
Net income                                             $      6,964      $     6,503     $    14,099     $    13,804
                                                       ============      ===========     ===========     ===========

Earnings per common share:
        Basic                                          $       0.40      $      0.38     $      0.82     $      0.82
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.40      $      0.38     $      0.81     $      0.81
                                                       ============      ===========     ===========     ===========

Weighted average common shares
   outstanding - basic                                       17,160           16,867          17,137          16,774
                                                       ============      ===========     ===========     ===========

Distributions declared per common
   share outstanding                                   $         --      $      0.49     $      0.51     $      0.98
                                                       ============      ===========     ===========     ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                                    1999               1998
                                                                               -------------       ------------
Cash flows from operating activities:
    Net income                                                                 $      14,099       $     13,804
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          2,314              1,848
       Other, net                                                                         --               (937)
       Depreciation and amortization                                                  14,017             12,006
       Amortization of deferred financing costs                                          404                300
       Increase in other assets                                                       (3,525)              (918)
       Increase (decrease) in accounts payable and other liabilities                  (2,039)             6,010
                                                                               -------------       ------------
               Net cash provided by operating activities                              25,270             32,113
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (30,302)           (56,032)
    Investment in and advances to affiliate                                           (2,031)            (3,022)
    Proceeds related to asset sales                                                       --              4,660
    Investments in notes receivable, net                                             (16,950)           (10,857)
                                                                               -------------       ------------
               Net cash used in investing activities                                 (49,283)           (65,251)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                    38,000            (12,000)
    Repayments on notes payable and other debt                                          (976)              (477)
    Proceeds from notes payable                                                           --             65,000
    Net proceeds from issuance of common stock
       and operating partnership units                                                   918              1,286
    Distributions                                                                    (20,083)           (18,233)
    Payments for deferred financing costs                                               (244)            (2,740)
                                                                               -------------       ------------
               Net cash provided by financing activities                              17,615             32,836
                                                                               -------------       ------------

Net decrease in cash and cash equivalents                                             (6,398)              (302)
Cash and cash equivalents, beginning of period                                         9,646              2,198
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       3,248       $      1,896
                                                                               =============       ============

Supplemental Information:
    Debt assumed for rental properties                                         $       1,700       $     19,217
    Capitalized lease obligation for rental properties                         $      10,605       $      9,479
    OP units issued for rental properties                                      $          --       $      1,704


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


2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):


                                                                                  June 30,          December 31,
                                                                                    1999               1998
                                                                              -------------      ---------------
              Land                                                            $      74,466      $        71,930
              Land improvements and buildings                                       709,960              679,755
              Furniture, fixtures, equipment                                         16,564               15,209
              Land held for future development                                       21,441               26,511
              Property under development                                             23,328                9,747
                                                                              -------------      ---------------
                                                                                    845,759              803,152
              Accumulated depreciation                                               83,527               70,940
                                                                              -------------      ---------------
              Rental property, net                                            $     762,232      $       732,212
                                                                              =============      ===============


       Through June 30, 1999, the cost of acquisitions totaled approximately $20.0 million for four existing communities comprised of 793 developed sites and 301 development sites and $1.0 million for one development community planned for approximately 523 sites.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     NOTES RECEIVABLE:

       Notes receivable consisted of the following (amounts in thousands):

                                                                                   June 30,         December 31,
                                                                                     1999              1998
                                                                                 ----------        -------------
            Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by
                    manufactured housing/ recreational vehicle communities
                    located in Dover, DE. (a)                                 $      15,093      $        15,093

            Mortgage note receivable, bears interest at 13%
                    payable on demand, collateralized by land
                    in Harris County, Texas.                                          4,400                4,400

            Note receivable, bears interest at LIBOR
                    + 2.35% and payable on demand                                    11,834               10,774

            Note receivable, bears interest at 9.75% and
                    matures September 2005                                            4,000                4,000

            Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity
                    of 10% and 22 years, respectively.                               21,128                5,339

            Notes receivable, other, various interest
                    rates ranging from 6% to 13.75% or
                    prime + 1.5%, various maturity dates
                    through December 31, 2003.                                        2,111                1,853
                                                                              -------------      ---------------
                                                                              $      58,566      $        41,459
                                                                              =============      ===============


            (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.

       The officer notes are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 366,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                                 June 30,         December 31,
                                                                                   1999               1998
                                                                              --------------     --------------
       Collateralized term loan, interest at 7.01%,
              due September 9, 2007                                         $        44,180    $        44,425
       Senior notes, interest at 7.375%, due May 1, 2001                             65,000             65,000
       Senior notes, interest at 7.625%, due May 1, 2003                             85,000             85,000
       Senior notes, interest at 6.97%, due December 3, 2007                         35,000             35,000
       Callable/redeemable notes, interest at 6.77%, due
              May 14, 2015, callable/redeemable May 16, 2005                         65,000             65,000
       Capitalized lease obligations, interest ranging from
              5.5% to 6.3%, due March 2001 through
              January 2004                                                           36,870             26,542
       Mortgage notes, other                                                         19,443             18,197
                                                                            ---------------    ---------------
                                                                            $       350,493    $       339,164
                                                                            ===============    ===============


       The Company had $36 million available to borrow under its line of credit at June 30, 1999. Effective July 1, 1999, the Company renewed its line of credit facility from $100 million to $125 million and extended the maturity date to January 1, 2003 with an interest rate of LIBOR plus 1.05%.


5.     MINORITY INTERESTS:

       Minority interests include 2,803,540 and 2,815,440 Common Operating Partnership Units at June 30, 1999 and December 31, 1998, respectively, and 1,325,275 Convertible Preferred Operating Partnership Units ("POP Units") at June 30, 1999 and December 31, 1998.


6.     OTHER INCOME:

       The components of other income are as follows for the periods ended June 30, 1999 and 1998 (in thousands):

                                                                For the Three Months            For the Six Months
                                                                    Ended June 30,                 Ended June 30,
                                                                  1999         1998             1999         1998
                                                              ----------   ----------        ----------   ----------
                 Interest and other                           $    1,534   $    1,023        $    2,728   $    1,662
                 Income from affiliate                               534          520               850          695
                                                              ----------   ----------        ----------   ----------
                                                              $    2,068   $    1,543        $    3,578   $    2,357
                                                              ==========   ==========        ==========   ==========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.     EARNINGS PER SHARE:

                                                                         For the Three Months        For the Six Months
                                                                             Ended June 30,            Ended June 30,
                                                                           1999          1998        1999        1998
                                                                       ----------     --------     ----------    -------
       Earnings used for basic and diluted earnings per
          share computation                                            $    6,964   $    6,503     $   14,099  $  13,804
                                                                       ==========   ==========     ==========  =========
       Total shares used for basic earnings per share                      17,160       16,867         17,137     16,774
       Dilutive securities, principally stock options                         193          171            155        182
                                                                       ----------   ----------     ----------  ---------
       Total shares used for diluted earnings per share
          computation                                                      17,353       17,038         17,292     16,956
                                                                       ==========   ==========     ==========  =========



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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 1999 and 1998

For the six months ended June 30, 1999, income before minority interests and other, net increased by 10.6 percent from $16.0 million to $17.7 million, when compared to the six months ended June 30, 1998. The increase was due to increased revenues of $6.3 million while expenses increased by $4.6 million.

Income from property increased by $5.0 million from $56.9 million to $61.9 million or 8.9 percent, due to acquisitions ($2.2 million), lease up of manufactured home sites including new development ($1.1 million) and increases in rents and other community revenues ($1.7 million).

Other income increased by $1.2 million from $2.4 million to $3.6 million due primarily to a $1.1 million increase in interest income.

Property operating and maintenance increased by $0.7 million from $12.6 million to $13.3 million or 5.9 percent due primarily to acquisitions ($0.6 million).

Real estate taxes remained constant at $4.4 million during 1999 and 1998.

Property management expenses increased by $0.3 million from $1.0 million to $1.3 million representing 2.0 percent and 1.8 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.2 million from $1.7 million to $1.9 million or 9.7 percent due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 3.0 percent in both periods.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.1 million from $39.6 million to $44.7 million. EBITDA as a percent of revenues increased to 68.2 percent in 1999 compared to 66.8 percent in 1998.

Depreciation and amortization increased by $2.0 million from $12.0 million to $14.0 million or 16.7 percent due primarily to acquisitions of communities in 1999 and 1998.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS CONTINUED

Interest expense increased by $1.4 million from $11.6 million to $13.0 million or 11.9 percent primarily due to increased average debt outstanding.

Other, net of $0.9 million in 1998 represents a gain from the disposition of certain assets.

Comparison of the three months ended June 30, 1999 and 1998

For the three months ended June 30, 1999, income before minority interests increased by 9.5 percent from $8.0 million to $8.7 million, when compared to the three months ended June 30, 1998. The increase was due to increased revenues of $2.8 million while expenses increased by $2.1 million.

Income from property increased by $2.3 million from $28.3 million to $30.6 million or 8.1 percent, due to acquisitions ($0.7 million), lease up of manufactured home sites including new development ($0.5 million) and increases in rents and other community revenues ($1.1 million).

Other income increased by $0.5 million from $1.6 million to $2.1 million due primarily to a $0.4 million increase in interest income.

Property operating and maintenance increased by $0.3 million from $6.1 million to $6.4 million or 5.0 percent due to acquisitions.

Real estate taxes remained constant at $2.2 million during 1999 and 1998.

Property management expenses increased by $0.1 million from $0.5 million to $0.6 million representing 2.1 percent and 1.9 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.1 million from $0.9 million to $1.0 million or 10.7 percent due primarily to increased staffing to manage the growth of the company. General and administrative expenses as a percentage of income from property increased slightly from 3.0 percent in 1998 to 3.1 percent in 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.3 million from $20.1 million to $22.4 million. EBITDA as a percent of revenues increased to 68.6 percent in 1999 compared to 67.3 percent in 1998.

Depreciation and amortization increased by $1.1 million from $6.0 million to $7.1 million or 17.6 percent due primarily to acquisitions of communities in 1999 and 1998.

Interest expense increased by $0.5 million from $6.0 million to $6.5 million or
7.9 percent primarily due to increased average debt outstanding.

                             SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and June 30, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 1999 and 1998.

                                                                  SAME PROPERTY                TOTAL PORTFOLIO
                                                            -------------------------     ------------------------
                                                               1999           1998           1999         1998
                                                            -----------    ----------     ----------    ----------
Income from property                                       $43,586         $40,974         $61,941       $56,886
                                                           --------        -------         -------       -------


Property operating expenses:
        Property operating and maintenance                   7,763           7,477          13,289        12,551
        Real estate taxes                                    3,358           3,466           4,411         4,380
                                                           -------         -------         -------       -------
                Property operating expenses                 11,121          10,943          17,700        16,931
                                                           -------         -------         -------        ------

Property EBITDA                                            $32,465         $30,031         $44,241       $39,955
                                                           =======         =======         =======       =======

Number of properties                                            79              79             108           104
Developed sites                                             27,385          26,585          38,500        36,800
Occupied sites                                              26,059          25,570          35,600        33,600
Occupancy %                                                   95.2%(1)        96.2%(1)        94.7%(1)      96.1%(1)
Weighted average monthly rent per site                   $     273         $   262 (1)     $   274 (1)   $   266 (1)
Sites available for development                              1,303           2,423           7,763         5,554
Sites planned for development in current year                  185             931           2,343         1,512


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $2.6 million from $41.0 million to $43.6 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 489 leased sites at June 30, 1999 compared to June 30, 1998.

Property operating expenses increased by $0.2 million from $10.9 million to $11.1 million or 1.6 percent, due to increased occupancies and costs. Property EBITDA increased by $2.4 million from $30.0 million to $32.4 million, or 8.1 percent.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $6.4 million to $3.2 million at June 30, 1999 compared to $9.6 million at December 31, 1998 because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities decreased by $6.8 million to $25.3 million for the six months ended June 30, 1999 compared to $32.1 million for the same period in 1998. This decrease was due to accounts payable and other liabilities, including distributions, decreasing by $8.0 million and other assets decreasing by $2.6 million offset by a $3.7 million increase in income before minority interests, depreciation and amortization and other.

Net cash used in investing activities decreased by $16.0 million to $49.3 million from $65.3 million due to a $25.7 million decrease in rental property acquisition activities offset by an increase of $6.1 million used to finance notes receivable and a decrease in proceeds of $4.7 million related to asset sales.

Net cash provided by financing activities decreased by $15.2 million to $17.6 million for the six months ended June 30, 1999 compared to $32.8 million for the same period in 1998. This decrease was primarily because $62.5 million of notes payable, net of deferred financing costs, were issued in 1998 and none issued in 1999, offset by increased borrowings on the line of credit of $50.0 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company can also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.05%.

At June 30, 1999, the Company's debt to total market capitalization approximated 35% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.6 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $3.4 million for the six months ended June 30, 1999, including $0.4 million for additional space and related costs at corporate headquarters.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended June 30, 1999 and 1998 (in thousands):

                                                                For the Three Months              For the Six Months
                                                                   Ended June 30,                    Ended June 30,
                                                                1999          1998               1999           1998
                                                              ---------    ----------          -------      ----------
      Income before allocation to
         minority interest                                    $   8,727    $    7,968        $    17,665    $   16,904

      Add depreciation and amortization, net
         of corporate office depreciation                         7,075         6,024             13,897        11,922

      Deduct distribution to Preferred OP Units                    (626)         (626)            (1,252)       (1,252)

      Deduct gain from mortgage notes receivable                     --            --                 --          (937)
                                                              ---------    ----------        -----------    ----------

      Funds from operations                                   $  15,176    $   13,366        $    30,310    $   26,637
                                                              =========    ==========        ===========    ==========
      Weighted average OP Units outstanding
          used for basic FFO per share/unit                      19,964        19,051             19,950        19,034

      Dilutive securities:
         Stock options and awards                                   193           171                155           182
         Convertible preferred OP Units                           1,183         1,227              1,230         1,212
                                                              ---------    ----------        -----------    ----------
      Weighted average OP Units used for
         diluted FFO per share/unit                              21,340        20,449             21,335        20,428
                                                              =========    ==========        ===========    ==========

      FFO, per share/unit:
         Basic                                                $    0.76    $     0.70        $      1.52    $     1.40
                                                              =========    ==========        ===========    ==========
         Diluted                                              $    0.74    $     0.68        $      1.48    $     1.36
                                                              =========    ==========        ===========    ==========

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

In the third and final phase of the Y2K program, the Company surveyed its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company discussed with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the Y2K which may affect properties owned or operated by the Company. The third phase was completed on schedule in April 1999. While all surveyed vendors reported that they were aware of the Y2K issue and were scheduled to have all systems remedied before December 31, 1999, most vendors were reluctant to guarantee that their Y2K issues would not adversely affect the operations of the Company. The Company has therefore developed contingency plans for all important business functions dependent on members of its business supply chain.

The Company believes that its expenditures for assessing its Y2K issues, though difficult to quantify, to date have not been material because the Company's Y2K evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company received a third-party assessment of its Y2K program methodology and has addressed the recommendations that were deemed appropriate by the Company. The Company is not aware of any other Y2K related conditions that it believes would likely require material expenditures in the future.

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

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER CONTINUED:

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for fiscal quarters after June 15, 2000. The Company has no derivative instruments at June 30, 1999.

                              SUN COMMUNITIES, INC.

PART II


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 1999, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

(a) The election of three directors to serve until the 2002 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                                    Votes Against        Abstentions or
                Name                Votes For        or Withheld         Broker Non-Votes
         --------------------       ---------        -----------         ----------------
         Gary A. Shiffman           14,311,121             0                 21,136
         Ronald L. Piasecki         14,307,321             0                 24,936
         Arthur A. Weiss            14,307,921             0                 24,336


(b) The adoption of the Second Amended and Restated 1993 Stock Option Plan increases the number of shares of Common Stock available under the Plan. The results of this matter appear below:


         Votes For                              Votes Against or Withheld
         ---------                              -------------------------
         7,833,566                                     4,976,166


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                EXHIBIT NO.                       DESCRIPTION
                -----------                       -----------

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

Dated: August 2, 1999



                         SUN COMMUNITIES, INC.

                         BY: /s/  Jeffrey P. Jorissen
                            ----------------------------------------------------
                                  Jeffrey P. Jorissen, Chief Financial Officer
                                  and Secretary

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