Form 10-Q
period 1999-09-30
SUN COMMUNITIES INC
filed 1999-11-05
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

    17,433,258 shares of Common Stock, $.01 par value as of October 26, 1999

                              SUN COMMUNITIES, INC.

                                      INDEX



                                                                           PAGES
                                                                           -----

PART I
------

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998                                               3

           Consolidated Statements of Income for the Periods
               Ended September 30, 1999 and 1998                               4

           Consolidated Statements of Cash Flows for the Nine Months
               Ended September 30, 1999 and 1998                               5

           Notes to Consolidated Financial Statements                        6-9


Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-17



PART II

Item 2.(c) Changes in Securities and Use of Proceeds                          18

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                    18

Item 6.(b) Reports on Form 8-K                                                18

           Signatures                                                         19


                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                    ASSETS                         1999                 1998
                                                             ---------------        -------------
Investment in rental property, net                           $       770,848        $     732,212
Cash and cash equivalents                                             15,974                9,646
Investment in and advances to affiliate                                9,623               11,316
Notes receivable                                                      65,914               41,459
Other assets                                                          35,197               26,806
                                                             ---------------        -------------

                  Total assets                               $       897,556        $     821,439
                                                             ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                          $        38,000        $      26,000
     Debt                                                            350,192              339,164
     Accounts payable and accrued expenses                            23,015               12,637
     Deposits and other liabilities                                    8,573               12,051
                                                             ---------------        -------------

                    Total liabilities                                419,780              389,852
                                                             ---------------        -------------

Minority interests                                                   141,030               91,223
                                                             ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                     --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,433 and 17,256 issued and
         outstanding in 1999 and 1998, respectively                      174                  172
     Paid-in capital                                                 390,382              389,448
     Officers' notes                                                 (11,452)             (11,609)
     Unearned compensation                                            (4,979)              (5,302)
     Distributions in excess of accumulated earnings                 (37,379)             (32,345)
                                                             ---------------        -------------

                    Total stockholders' equity                       336,746              340,364
                                                             ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                 $       897,556        $     821,439
                                                             ===============        =============

         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                            For the Three Months            For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                           1999              1998           1999            1998
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     31,310      $    28,294     $    93,251     $    85,180
        Other income                                          2,680            2,109           6,258           4,466
                                                       ------------      -----------     -----------     -----------

                Total revenues                               33,990           30,403          99,509          89,646
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    7,118            6,544          20,407          19,095
        Real estate taxes                                     2,255            2,122           6,666           6,502
        Property management                                     713              646           1,970           1,658
        General and administrative                              890              771           2,752           2,468
        Depreciation and amortization                         7,277            6,115          21,294          18,121
        Interest                                              7,010            6,178          20,028          17,808
                                                       ------------      -----------     -----------     -----------

                Total expenses                               25,263           22,376          73,117          65,652
                                                       ------------      -----------     -----------     -----------

Income before minority interests and other                    8,727            8,027          26,392          23,994
Other, net                                                       --            2,093              --           3,030
                                                       ------------      -----------     -----------     -----------
Income before minority interests                              8,727           10,120          26,392          27,024

Less income allocated to minority interests:
        Preferred OP Units                                      627              627           1,879           1,879
        Common OP Units                                       1,115            1,083           3,429           2,931
                                                       ------------      -----------     -----------     -----------
Net income                                             $      6,985      $     8,410     $    21,084     $    22,214
                                                       ============      ===========     ===========     ===========

Earnings per common share:
        Basic                                          $       0.41      $      0.50     $      1.23     $      1.32
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.40      $      0.49     $      1.21     $      1.30
                                                       ============      ===========     ===========     ===========

Weighted average common shares
   outstanding - basic                                       17,223           16,900          17,165          16,816
                                                       ============      ===========     ===========     ===========

Distributions declared per common
   share outstanding                                   $       0.51      $      0.49     $      1.02     $      1.47
                                                       ============      ===========     ===========     ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                      1999               1998
                                                                 -------------       ------------
Cash flows from operating activities:
    Net income                                                   $      21,084       $     22,214
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                            3,429              2,931
       Other, net                                                           --             (3,030)
       Depreciation and amortization                                    21,294             18,121
       Amortization of deferred financing costs                            658                491
       Increase in other assets                                         (9,713)            (4,355)
       Increase in accounts payable and other liabilities                6,900             10,281
                                                                 -------------       ------------
               Net cash provided by operating activities                43,652             46,653
                                                                 -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                    (57,963)           (80,755)
    Investment in and advances to affiliate                              1,693             (1,755)
    Proceeds related to asset sales                                     12,534             20,773
    Investments in notes receivable, net                               (24,298)           (14,145)
                                                                 -------------       ------------
               Net cash used in investing activities                   (68,034)           (75,882)
                                                                 -------------       ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                   12,000              4,000
    Repayments on notes payable and other debt                          (1,277)              (708)
    Proceeds from notes payable                                             --             65,000
    Net proceeds from issuance of common stock
       and operating partnership units                                  51,726              1,337
    Distributions                                                      (30,352)           (27,660)
    Payments for deferred financing costs                               (1,387)            (2,770)
                                                                 -------------       ------------
               Net cash provided by financing activities                30,710             39,199
                                                                 -------------       ------------

Net increase in cash and cash equivalents                                6,328              9,970
Cash and cash equivalents, beginning of period                           9,646              2,198
                                                                 -------------       ------------

Cash and cash equivalents, end of period                         $      15,974       $     12,168
                                                                 =============       ============

Supplemental Information:
    Debt assumed for rental properties                           $       1,700       $     18,356
    Capitalized lease obligation for rental properties           $      10,605       $      9,479
    OP units issued for rental properties                        $          --       $      1,704
    Common stock issued as unearned compensation                 $                   $      5,631

         The accompanying notes are an integral part of the consolidated financial statements

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

     The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc., is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow.


2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):

                                                 September 30,         December 31,
                                                      1999                1998
                                                 -------------      ---------------
        Land                                     $      76,888      $        71,930
        Land improvements and buildings                725,981              679,755
        Furniture, fixtures, equipment                  16,938               15,209
        Land held for future development                19,386               26,511
        Property under development                      21,693                9,747
                                                 -------------      ---------------
                                                       860,886              803,152
        Accumulated depreciation                        90,038               70,940
                                                 -------------      ---------------
        Rental property, net                     $     770,848      $       732,212
                                                 =============      ===============

     Through September 30, 1999, the cost of acquisitions totaled approximately $29.3 million for five existing communities comprised of 1,085 developed sites and 301 development sites and $8.2 million for two development communities planned for approximately 1,238 sites.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (amounts in thousands):


                                                                             September 30,    December 31,
                                                                                  1999            1998
                                                                             ------------     ------------
        Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by
             manufactured housing/ recreational vehicle communities
             located in Dover, DE. (a)                                       $     15,093      $    15,093

        Note receivable, bears interest at LIBOR
             + 2.35% and payable on demand                                         25,148           10,774

        Note receivable, bears interest at 9.75% and
             matures September 2005                                                 4,000            4,000

        Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity
             of 11% and 21 years, respectively.                                    19,861            5,339

        Notes receivable, other, various interest rates
             ranging from 6% to 9.5% or
             prime + 1.5%, various maturity dates
             through December 31, 2003.                                             1,812            1,853

        Mortgage note receivable, bears interest at 13%
             payable on demand.                                                        --            4,400
                                                                             ------------      -----------
                                                                             $     65,914      $    41,459
                                                                             ============      ===========

        (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.

     Officers' notes which are presented in stockholders' equity are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 366,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   DEBT:

     The following table sets forth certain information regarding debt (in thousands):

                                                                      September 30,   December 31,
                                                                           1999          1998
                                                                      ------------    -----------
        Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                   $    44,054    $    44,425
        Senior notes, interest at 7.375%, due May 1, 2001                   65,000         65,000
        Senior notes, interest at 7.625%, due May 1, 2003                   85,000         85,000
        Senior notes, interest at 6.97%, due December 3, 2007               35,000         35,000
        Callable/redeemable notes, interest at 6.77%, due
               May 14, 2015, callable/redeemable May 16, 2005               65,000         65,000
        Capitalized lease obligations, interest ranging from
               5.5% to 6.3%, due March 2001 through
               January 2004                                                 36,746         26,542
        Mortgage notes, other                                               19,392         18,197
                                                                       -----------    -----------
                                                                       $   350,192    $   339,164
                                                                       ===========    ===========

     The Company had $87 million available to borrow under its line of credit at September 30, 1999. Effective July 1, 1999, the Company increased its line of credit facility from $100 million to $125 million and extended the maturity date to January 1, 2003. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.05%.

5.   MINORITY INTERESTS:

     Minority interests include 2,703,340 and 2,815,440 Common OP Units in Sun Communities Operating Limited Parnership (the "Operating Parnership") at September 30, 1999 and December 31, 1998, respectively, and 1,325,275 Convertible Preferred Operating Partnership Units ("POP Units") at September 30, 1999 and December 31, 1998. Additionally, through the Operating Partnership, the Company issued 2,000,000 Series A Preferred Operating Partnership Units for $50 million on September 29, 1999.

6.   OTHER INCOME:

     The components of other income are as follows for the periods ended September 30, 1999 and 1998 (in thousands):

                                         For the Three Months            For the Nine Months
                                          Ended September 30,            Ended September 30,
                                           1999         1998              1999         1998
                                        ----------   ---------         ----------   ----------
          Interest and other            $    1,912   $    1,323        $    4,640   $    2,986
          Income from affiliate                768          786             1,618        1,480
                                        ----------   ----------        ----------   ----------
                                        $    2,680   $    2,109        $    6,258   $    4,466
                                        ==========   ==========        ==========   ==========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.   EARNINGS PER SHARE:

                                                                        For the Three Months          For the Nine Months
                                                                          Ended September 30,          Ended September 30,
                                                                          1999          1998           1999           1998
                                                                          ----          ----           ----           ----
       Earnings used for basic and diluted earnings per
          share computation                                            $    6,985     $    8,410     $   21,084    $   22,214
                                                                       ==========     ==========     ==========    ==========
       Total shares used for basic earnings per share                      17,223         16,900         17,165        16,816
       Dilutive securities, principally stock options                         177            140            161           167
                                                                       ----------     ----------     ----------    ----------
       Total shares used for diluted earnings per share
          computation                                                      17,400         17,040         17,326        16,983
                                                                       ==========     ==========     ==========    ==========


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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 1999 and 1998

For the nine months ended September 30, 1999, income before minority interests and other, net, increased by 10.0 percent from $24.0 million to $26.4 million, when compared to the nine months ended September 30, 1998. The increase was due to increased revenues of $9.9 million while expenses increased by $7.5 million.

Income from property increased by $8.1 million from $85.2 million to $93.3 million, or 9.5 percent, due to acquisitions ($3.0 million), rent increases ($3.2 million), lease up of manufactured home sites ($1.2 million) and other community revenues ($0.7 million).

Other income increased by $1.8 million from $4.5 million to $6.3 million due primarily to a $1.7 million increase in interest and other income.

Property operating and maintenance expenses increased by $1.3 million from $19.1 million to $20.4 million, or 6.9 percent, due primarily to acquisitions and timing.

Real estate taxes increased by $0.2 million from $6.5 million to $6.7 million, or 2.5 percent, due to acquisitions.

Property management expenses increased by $0.3 million from $1.7 million to $2.0 million representing 2.1 percent and 1.9 percent of income from property in 1999 and 1998, respectively.

General and administrative expenses increased by $0.3 million from $2.5 million to $2.8 million, or 11.5 percent, due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 2.9 percent in both periods.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $7.8 million from $59.9 million to $67.7 million. EBITDA as a percent of revenues increased to 68.1 percent in 1999 compared to 66.8 percent in 1998.

Depreciation and amortization increased by $3.2 million from $18.1 million to $21.3 million or 17.5 percent due primarily to acquisitions of communities in 1999 and 1998.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS CONTINUED

Interest expense increased by $2.2 million from $17.8 million to $20.0 million, or 12.5 percent, primarily due to increased average debt outstanding.

Other, net of $3.0 million in 1998 represents a gain from the disposition of certain assets.

Comparison of the three months ended September 30, 1999 and 1998

For the three months ended September 30, 1999, income before minority interests and other, net, increased by 8.7 percent from $8.0 million to $8.7 million, when compared to the three months ended September 30, 1998. The increase was due to increased revenues of $3.6 million while expenses increased by $2.9 million.

Income from property increased by $3.0 million from $28.3 million to $31.3 million, or 10.7 percent, due to acquisitions ($0.8 million), rent increases ($1.1 million), lease up of manufactured home sites ($0.5 million) and increases in rents and other community revenues ($0.6 million).

Other income increased by $0.6 million from $2.1 million to $2.7 million due primarily to an increase in interest and other income.

Property operating and maintenance expenses increased by $0.6 million from $6.5 million to $7.1 million, or 8.8 percent, primarily due to acquisitions and timing.

Real estate taxes increased by $0.1 million from $2.1 million to $2.2 million due to acquisitions.

Property management expenses increased by $0.1 million from $0.6 million to $0.7 million, representing 2.3 percent of income from property in both 1999 and 1998.

General and administrative expenses increased by $0.1 million from $0.8 million to $0.9 million, or 15.4 percent, due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property increased slightly from 2.7 percent in 1998 to 2.8 percent in 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.7 million from $20.3 million to $23.0 million. EBITDA as a percent of revenues increased to 67.7 percent in 1999 compared to 66.8 percent in 1998.

Depreciation and amortization increased by $1.2 million from $6.1 million to $7.3 million, or 19.0 percent, due primarily to acquisitions of communities in 1999 and 1998.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS CONTINUED
Interest expense increased by $0.8 million from $6.2 million to $7.0 million, or
13.5 percent, primarily due to increased average debt outstanding.

Other, net of $2.1 million in 1998 represents a gain from the disposition of certain assets.

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and September 30, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 1999 and 1998.

                                                                   SAME PROPERTY                   TOTAL PORTFOLIO
                                                            ---------------------------       ---------------------------
                                                               1999             1998             1999              1998
                                                            ----------       ----------       ----------        ----------
Income from property                                        $   65,834       $   61,903       $   93,251        $   85,180
                                                            ----------       ----------       ----------        ----------
Property operating expenses:
        Property operating and maintenance                      12,031           11,832           20,407            19,095
Real estate taxes                                                5,081            5,199            6,666             6,502
                                                            ----------       ----------       ----------        ----------
                Property operating expenses                     17,112           17,031           27,073            25,597
                                                            ----------       ----------       ----------        ----------

Property EBITDA                                             $   48,722       $   44,872       $   66,178        $   59,583
                                                            ==========       ==========       ==========        ==========

Number of operating properties                                      79               79              110               104
Developed sites                                                 27,458           26,965           39,336            36,956
Occupied sites                                                  26,280           25,633           36,325            33,484
Occupancy %                                                       95.7%(1)         95.1%(1)         94.7%(1)          95.2%(1)
Weighted average monthly rent per site                      $      275 (1)   $      264 (1)   $      276 (1)    $      267 (1)
Sites available for development                                  1,228            1,789            6,500             5,854
Sites planned for development in current year                      136              374              550             1,220


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property revenues increased by $3.9 million from $61.9 million to $65.8 million, or 6.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 647 leased sites at September 30, 1999 compared to September 30, 1998.

Property operating expenses increased by $0.1 million from $17.0 million to $17.1 million or 0.5 percent, due to increased occupancies and costs. Property EBITDA increased by $3.8 million from $44.9 million to $48.7 million, or 8.6 percent.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $6.3 million to $16.0 million at September 30, 1999 compared to $9.7 million at December 31, 1998 because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities decreased by $3.0 million to $43.7 million for the nine months ended September 30, 1999 compared to $46.7 million for the same period in 1998. This decrease was primarily due to other assets increasing by $5.4 million and accounts payable and other liabilities, including distributions, decreasing by $3.4 million offset by a $5.6 million increase in income before minority interests, depreciation and amortization and other.

Net cash used in investing activities decreased by $7.9 million to $68.0 million from $75.9 million due to a $14.6 million decrease in rental property acquisition activities, net of proceeds from asset sales, and a $3.5 million decrease in investments in and advances to affiliates, offset by an increase of $10.2 million used to finance notes receivable.

Net cash provided by financing activities decreased by $8.5 million to $30.7 million for the nine months ended September 30, 1999 compared to $39.2 million for the same period in 1998. This decrease was primarily because $63.6 million of notes payable, net of deferred financing costs, were issued in 1998 and none issued in 1999, and distributions increasing by $2.7 million offset by $50.4 million of additional proceeds from common stock and operating partnership units and increased borrowings on the line of credit of $8.0 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.05% and is due January 1, 2003. See "Special Note Regarding Forward-Looking Statements."

On September 29, 1999, through the Operating Partnership, the Company completed a private placement of 2,000,000 Series A Preferred Units to institutional investors in exchange for a capital contribution of $50 million. Series A Preferred Units, which may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 9.125%. The Series A Preferred Units are convertible into preferred stock under certain circumstances. The Company used the proceeds from such private placement to reduce outstanding indebtedness under its revolving credit facility.

At September 30, 1999, the Company's debt to total market capitalization approximated 33% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.0%.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED
Recurring capital expenditures approximated $4.6 million for the nine months ended September 30, 1999, including $0.4 million for additional space and related costs at corporate headquarters.

OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended September 30, 1999 and 1998 (in thousands):


                                                               For the Three Months             For the Nine Months
                                                                Ended September 30,              Ended September 30,
                                                                 1999         1998              1999           1998
                                                              ----------   ----------        ----------     ----------
      Income before allocation to
         minority interest                                    $   8,727    $    8,027        $    26,392    $   23,994

      Add depreciation and amortization, net
         of corporate office depreciation                         7,217         6,073             21,114        17,995

      Deduct distribution to Preferred OP Units                    (627)         (627)            (1,879)       (1,879)
                                                              ---------    ----------        -----------    ----------

      Funds from operations                                   $  15,317    $   13,473        $    45,627    $   40,110
                                                              =========    ==========        ===========    ==========
      Weighted average OP Units outstanding
          used for basic FFO per share/unit                      19,971        19,075             19,957        19,048

      Dilutive securities:
         Stock options and awards                                   177           140                161           167
         Convertible preferred OP Units                           1,202         1,268              1,220         1,230
                                                              ---------    ----------        -----------    ----------
      Weighted average OP Units used for
         diluted FFO per share/unit                              21,350        20,483             21,338        20,445
                                                              =========    ==========        ===========    ==========
      FFO, per share/unit:
         Basic                                                $    0.77    $     0.71        $      2.29    $     2.11
                                                              =========    ==========        ===========    ==========
         Diluted                                              $    0.75    $     0.69        $      2.23    $     2.05
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

In the third and final phase of the Y2K program, the Company surveyed its material third-party service providers, such as its banks, payroll processor, stock transfer agent and telecommunications provider. The purpose of the survey is to follow-up on the status of their Y2K compliance efforts and assess what effect their possible non-compliance might have on the Company. In addition, the Company discussed with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the Y2K issue which may affect properties owned or operated by the Company. The third phase was completed on schedule in April 1999. While all surveyed vendors reported that they were aware of the Y2K issue and were scheduled to have all systems remedied before December 31, 1999, most vendors were reluctant to guarantee that their Y2K issues would not adversely affect the operations of the Company. The Company has therefore developed contingency plans for all important business functions dependent on members of its business supply chain.

The Company believes that its expenditures for assessing its Y2K issues, though difficult to quantify, to date have not been material because the Company's Y2K evaluation has been conducted by its own personnel or by its vendors in connection with their servicing operations. The Company received a third-party assessment of its Y2K program methodology and has addressed the recommendations that were deemed appropriate by the Company. The Company is not aware of any other Y2K related conditions that it believes would likely require material expenditures in the future. See "Special Note Regarding Forward-Looking Statements.

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 31, 1999 for a list of uncertainties and factors.

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

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER CONTINUED:

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement is effective for the fiscal quarters after June 15, 2000. The Company has no derivative instruments at September 30, 1999.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2.(C) - CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 29, 1999, through the Operating Partnership, the Company completed a private placement of 2 million Series A Preferred Units to institutional investors in exchange for a capital contribution of $50 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Dated: November 5, 1999



                           SUN COMMUNITIES, INC.

                           BY:  /s/ Jeffrey P. Jorissen
                              --------------------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer
                                    and Secretary

                                INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
27                      Financial Data Schedule