Form 10-K
period 1999-12-31
SUN COMMUNITIES INC
filed 2000-03-21
CIK 912593

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                Yes   X   No
                                    -----    -----

         As of March 6, 2000, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $482,828,018 based on the closing sales price of $29.00 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and officers of the Registrant, some of whom may not be held to be affiliates upon judicial determination.

         As of March 6, 2000, there were 17,467,417 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement to be filed for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         Sun Communities, Inc. (the "Company") owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. The Company is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 1999, the Company owned and operated or financed a portfolio of 111 developed properties located in sixteen states (the "Properties"), including 94 manufactured housing communities, 5 recreational vehicle communities, and 12 properties containing both manufactured housing and recreational vehicle sites. At December 31, 1999, the Properties contained an aggregate of 33,950 developed manufactured home sites, approximately 7,350 manufactured home sites suitable for development and approximately 4,650 recreational vehicle sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         The Company made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

         The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Elkhart, Indiana, and Tampa, Florida. The Company, which is a Maryland corporation, employed 639 people as of December 31, 1999.

STRUCTURE OF THE COMPANY

         The operations of the Company are carried on through certain subsidiaries (the "Subsidiaries"), including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership") which, among other things, enables the Company to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The Company established the Operating Partnership to allow the Company to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the Company's assets are held by or through the Operating Partnership, of which the Company is the sole general partner, and wholly-owned subsidiaries of the Company. In addition to the Operating Partnership, the Subsidiaries include Home Services, which provides manufactured home sales and other services to current and prospective tenants of the Properties. The Operating Partnership owns 100% of the non-voting preferred stock of Home Services, which entitles the Operating Partnership to 95% of the cash flow from operating activities of Home Services. The voting common stock of Home Services is currently owned by Gary A. Shiffman and Jeffrey
P. Jorissen, executive officers of the Company, and the Estate of Milton M. Shiffman, a former executive officer of the Company, entitling them to the remaining 5% of such cash flow from operating activities. Sun Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that were acquired in November 1994.

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

PROPERTY MANAGEMENT

         The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site community managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 639 employees, 577 are located on-site as property managers, support staff, or maintenance personnel.

         The Company's community managers are overseen by Brian W. Fannon, Senior Vice President and Chief Operating Officer, who has 30 years of property management experience, two Senior Vice Presidents, four Regional Vice Presidents and fourteen Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES

         Home Services offers manufactured home sales services to tenants and prospective tenants in the Company's communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if sales services were conducted solely through third-party brokers.

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

ITEM 2.  PROPERTIES

         General. At December 31, 1999, the Properties consisted of 94 manufactured housing communities, 5 recreational vehicle communities, and 12 properties containing both manufactured housing and recreational vehicle sites located in sixteen states concentrated in the midwestern and southeastern United States. At December 31, 1999, the Properties contained 33,950 developed manufactured home sites, approximately 7,350 manufactured home sites suitable for development and approximately 4,650 recreational vehicle sites. In addition, at December 31, 1999, the Company owned seven undeveloped properties on which the Company plans to develop approximately 3,400 manufactured home sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 111 Properties, 51 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         The Properties had an aggregate occupancy rate of 94.0% as of December 31, 1999, excluding recreational vehicle sites. Since January 1, 1999, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.1% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.5%.

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

         The Company has sought to concentrate its communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. The Company has identified Florida as a key market in which to expand its existing operations in the southeast because of Florida's stable tenant base, relatively low cost of living and attractive acquisition opportunities. Additionally, the Company's midwestern operations serve as a source of prospective tenants for the Florida Properties, which are generally oriented towards retirement living. Nevertheless, because the Company believes that geographic diversification will help insulate the portfolio from regional economic influences, the Company is also interested in expanding its operations in the western United States.

The following table sets forth certain information relating to the Properties owned or financed as of December 31, 1999:


                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/99      12/31/97 (1)   12/31/98(1)    12/31/99(1)
---------------------                ---------     ------------   -----------    -----------
MIDWEST
  MICHIGAN
Allendale                               352             80%(5)         82%            95%
  Allendale, MI
Alpine                                  381             99%            99%            99%
  Grand Rapids, MI
Bedford Hills                           339             98%           100%            99%
  Battle Creek, MI
Brentwood                               195             99%            98%            99%
  Kentwood, MI
Byron Center                            143            100%            99%            99%
  Byron Center, MI
Candlewick Court                        211             98%           100%            96%
  Owosso, MI
College Park Estates                    230             99%            99%            98%
  Canton, MI
Continental Estates                     385             92%            93%            88%
  Davison, MI
Continental North                       474             96%            70%(5)         84%
  Davison, MI
Country Acres                           182             96%            99%            99%
  Cadillac, MI
Country Meadows                         577             96%(5)        100%           100%
  Flat Rock, MI
Countryside Village                     360             96%            97%            96%
  Perry, MI
Creekwood (2)                           336             98%            86%(5)         94%
  Burton, MI
Cutler Estates                          281             98%            98%            99%
  Grand Rapids, MI
Davison East                            190             97%            97%            95%
  Davison, MI
Fisherman's Cove                        162             97%            98%            97%
  Flint, MI
Grand                                   311             99%            96%            98%
  Grand Rapids, MI
Hamlin                                  147             98%            99%           100%
  Webberville, MI
Kensington Meadows                      289             77%(5)         80%            95%
  Lansing, MI
Kings Court                             639             95%(5)         98%           100%
  Traverse City, MI
Lafayette Place                         254                (4)         97%            99%
  Metro Detroit, MI
 Lincoln Estates                        191            100%            99%            98%
  Holland, MI
Maple Grove Estates                     46              98%           100%           100%
  Dorr, MI
Meadow Lake Estates                     425            100%           100%            99%
  White Lake, MI
Meadowbrook Estates                     453            100%           100%           100%
  Monroe, MI
Meadowstream Village                    159             99%            97%            97%
  Sodus, MI
Parkwood                                249             98%            99%            94%
  Grand Blanc, MI


                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/99      12/31/97 (1)   12/31/98(1)    12/31/99(1)
---------------------                ---------     ------------   -----------    -----------
Presidential                            364             92%(5)         99%            98%
  Hudsonville, MI
Richmond Place (7)                      117                (4)         98%            99%
  Metro Detroit, MI
Scio Farms                              913            100%           100%           100%
  Ann Arbor, MI
Sherman Oaks                            366             98%            99%            98%
  Jackson, MI
St. Clair Place (7)                     100                (4)         99%            99%
  Metro Detroit, MI
Timberline Estates                      296            100%            98%            97%
  Grand Rapids, MI
Town & Country                          192             99%            99%            99%
  Traverse City, MI
White Lake                              268             97%            99%           100%
  White Lake, MI
White Oak Estates                       440             97%            88%(5)         92%
  Mt. Morris, MI
Windham Estates                         352                (4)         59%(5)         78%(5)
  Jackson, MI
Woodhaven Place (7)                     220                (4)        100%            99%
  Metro Detroit, MI
Village Trails                          100                (4)         82%            64%(5)
                                        ---            ---            ---            ---
  Howard City, MI
Michigan Total                       11,689             97%            95%            96%
                                     ======            ===            ===            ===
  INDIANA
Brookside Village                       570             84%(5)         84%(5)         87%(5)
  Goshen, IN
Carrington Pointe                       320             76%            55%(5)         88%(5)
  Ft. Wayne, IN
Clear Water Village                     227             94%(5)         96%            98%
  South Bend, IN
Cobus Green                             386             98%            99%            97%
  Elkhart, IN
Deerfield Run                            81                (3)            (3)         59%(5)
   Anderson, IN
Holiday Village                         326             98%            99%            98%
  Elkhart, IN
Liberty Farms                           220            100%           100%            98%
  Valparaiso, IN
Maplewood                               207             97%            98%            97%
  Lawrence, IN
Meadows                                 330             99%            98%            97%
  Nappanee, IN
Pine Hills                              128             94%            92%            95%
  Middlebury, IN
Timberbrook                             567             97%            98%            93%
  Bristol, IN
Valleybrook                             799             98%            98%            97%
  Indianapolis, IN
West Glen Village                       552             99%           100%            98%
  Indianapolis, IN
Woodlake                                225               (4)          93%            97%
  Ft. Wayne, IN
Woods Edge                              598             98%            84%(5)         91%
                                        ---            ---            ---             --
  West Lafayette, IN
Indiana Total                         5,536             94%            93%            94%
                                      =====            ===            ===            ===
OTHER
Apple Creek                             177                (3)            (3)         99%
   Cincinnati, OH


                                     DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                    SITES AS OF        AS OF         AS OF          AS OF
PROPERTY AND LOCATION                12/31/99      12/31/97 (1)   12/31/98(1)    12/31/99(1)
---------------------                ---------     ------------   -----------    -----------
Autumn Ridge                            413             99%            97%            99%
  Ankeny, IA
Bell Crossing                           134                (3)            (3)         81%
   Clarksville, TN
Boulder Ridge                           362             18%(5)         82%(5)         96%
  Pflugerville, TX
Branch Creek Estates                    392             99%            99%           100%
  Austin, TX
Byrne Hill                              236                (3)            (3)         97%
    Toledo, OH
Candlelight                             309             99%            98%            97%
  Chicago Heights, IL
Casa del Valle (8)                      408             96%           100%           100%
  Alamo, TX
Catalina Community                      462             97%            98%            94%
  Middletown, OH
Chateau Philomath                        76                (3)            (3)         86%
    Philomath, OR
Chisholm Point Estates                  412             98%            99%           100%
  Pflugerville, TX
Comal (2)                               139                (3)            (3)         22%(5)
  New Braunfels, TX
Edwardsville                            634             90%(6)         95%            94%
  Edwardsville, KS
High Point(9)                           411             97%            96%            95%
   Frederica, DE
Kenwood (8)                             291                (3)            (3)        100%
   LaFeria, TX
Oakwood Village                         511                (5)        100%            75%(5)
  Dayton, Ohio
Orchard Lake                            147                (3)            (3)         99%
   Cincinnati, OH
Paradise Park                           277            100%            97%            98%
  Chicago Heights, IL
Pine Ridge                              245             99%            98%            98%
 Petersburg, VA
Pin Oak Parc                            502             96%(5)         79%(5)         91%
  O'Fallon, MO
Pine Trace                              209                (3)            (3)         67%(5)
   Houston, TX
Sea Air(9)                              527             99%            99%            99%
   Rehoboth Beach, DE
Snow to Sun (8)                         486             98%            99%            99%
 Weslaco, TX
Southfork                               477             98%            95%            96%
 Belton, MO
Sun Villa Estates                       324                (4)        100%           100%
  Reno, NV
Superstition Falls (2)                  251                (4)            (4)          0%(5)
  Apache Junction, AZ
Timber Ridge                            581            100%           99%             99%
  Ft. Collins, CO
Westbrook Park (7)                      344                (3)            (3)         99%
   Toledo, OH
Willowbrook (7)                         266             97%           98%            100%
  Toledo, OH
Woodland Park Estates                   399                (4)       100%             99%
  Eugene, OR
Woodside Terrace (7)                    439             98%           99%             98%
  Holland, OH
Worthington Arms                        224             99%           99%            100%
                                        ---            ---           ---             ---
  Delaware, OH
Other Total                          11,065             96%           96%            91%
                                     ======            ===           ===            ===

SOUTHEAST
  FLORIDA
Arbor Terrace (8)                       430                (6)            (6)            (6)
  Bradenton, FL
Ariana Village                          209             79%           82%            83%
    Lakeland, FL
Bonita Lake (8)                         166                (6)            (6)            (6)
  Bonita Springs, FL
Chain O'Lakes (8)                       321             95%           92%            92%
  Grand Island, FL
Elmwood Mobile Home Park                100            100%          100%            99%
  Daytona Beach, FL
Gold Coaster (8)                        545            100%          100%           100%
  Florida City, FL
Golden Lakes                            426             94%           94%            95%
  Plant City, FL
Groves RV Resort (8)                    306                (6)           (6)            (6)
  Lee County, FL
Holly Forest Estates                    402            100%          100%           100%
  Holly Hill, FL
Indian Creek (8)                      1,554            100%          100%           100%
  Ft. Myers Beach, FL
Island Lakes                            301             99%          100%           100%
  Merritt Island, FL
Kings Lake                              245             76%           82%            91%
  Debary, FL
Kings Pointe                            227             52%           53%            56%
  Winter Haven, FL
Kissimmee Gardens                       239            100%          100%            99%
  Kissimmee, FL
Lake Juliana                            289             59%           63%            69%
  Auburndale, FL
Lake San Marino (8)                     400                (6)           (6)            (6)
  Naples, FL
Leesburg Landing                         96             50%           59%            66%
  Lake County, FL
Meadowbrook Village                     257            100%           99%           100%
  Tampa, FL
Orange Tree                             246             89%           92%            96%
  Orange City, FL
Royal Country                           864             99%           99%           100%
  Miami, FL
Saddle Oak Club                         376             99%           99%           100%
  Ocala, FL
Siesta Bay (8)                          859                (6)           (6)            (6)
  Ft. Myers Beach, FL
Silver Star                             426             95%           93%            95%
  Orlando, FL
Tallowwood                              261             68%           71%            76%
  Coconut Creek, FL
Water Oak Country Club                  772            100%          100%           100%
  Estates
  Lady Lake, FL
Florida Total                        10,317             92%           92%            94%
                                     ======            ===           ===            ===
     TOTAL/AVERAGE                   38,607             95%           94%            94%
                                     ======            ===           ===            ===



(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.

(2) This Property is owned by a joint venture in which the Operating Partnership owns or controls a 50% interest.

(3)      Acquired in 1999.

(4)      Acquired in 1998.

(5) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase following an expansion or ground up development.

(6)      This Property contains only recreational vehicle sites.

(7) The Company leases this Property. The Company has the option to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the option price.

(8)      This Property contains recreational vehicle sites.

(9)      This Property is financed and managed by the Company.


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



                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

              The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 6, 2000, the closing sales price of the Common Stock was $29.00 and the Common Stock was held by approximately 1,110 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the Company with respect to each such period.



                                                                                  High            Low       Distribution
                                                                                  ----            ---       ------------
           FISCAL YEAR ENDED DECEMBER 31, 1998
              First Quarter of 1998..........................................     36 1/4         33 3/4         .49
              Second Quarter of 1998.........................................     35             32 3/8         .49
              Third Quarter of 1998..........................................     34             30 1/2         .49
              Fourth Quarter of 1998.........................................     34 13/16       31 1/2         .49

           FISCAL YEAR ENDED DECEMBER 31, 1999
              First Quarter of 1999..........................................     35 3/8         30 1/2         .51

              Second Quarter of 1999.........................................     37             31 3/8         .51
              Third Quarter of 1999..........................................     35 15/16       33 1/16        .51
              Fourth Quarter of 1999.........................................     33 3/8         29 7/8         .51


         RECENT SALES OF UNREGISTERED SECURITIES

              In 1997, the Operating Partnership issued an aggregate of 38,021 units ("OP Units") to certain sellers in exchange for property. In 1998, the Operating Partnership issued an aggregate of 90,704 OP Units to certain sellers in exchange for property. On December 15, 1998, pursuant to the terms of the Company's 1998 Stock Purchase Plan, the Operating Partnership issued an aggregate of 679,025 OP Units to certain officers, directors and consultants of the Company and its subsidiaries for a purchase price of $31.75 per OP Unit. In 1999, the Operating Partnership issued an aggregate 27,606 OP Units to a seller in exchange for property. On September 29, 1999, the Operating Partnership issued an aggregate of 2,000,000 Series A Cumulative Redeemable Perpetual Preferred Units to Belcrest Realty Corporation and Belair Real Estate Corporation for an aggregate of $50 million.

              In 1997, the Company issued an aggregate of 41,621 shares of Common Stock upon conversion of an aggregate of 41,621 OP Units. In 1998, the Company issued an aggregate of 312,870 shares of Common Stock upon conversion of an aggregate of 312,870 OP Units. On June 5, 1998, the Company issued, as compensation, an aggregate of 165,000 shares of Common Stock to certain of its officers, which shares are restricted by the terms of certain Restricted Stock Award Agreements. On December 15, 1998, pursuant to the terms of the Company's 1998 Stock Purchase Plan, the Company issued an aggregate of 122,600 shares of Common Stock to certain employees and consultants of the Company and its subsidiaries for a purchase price of $31.75 per share. In 1999, the Company issued an aggregate of 139,706 shares of Common Stock upon conversion of an aggregate of 139,706 OP Units.

              All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.           SELECTED FINANCIAL DATA

                              SUN COMMUNITIES, INC.


                                                                       YEAR ENDED DECEMBER 31, (2)
                                                  ----------------------------------------------------------------------
                                                     1999           1998           1997           1996           1995
                                                  ----------     ----------     ----------     ----------     ----------
                                                            (IN THOUSANDS EXCEPT FOR PER SHARE AND OTHER DATA)

 OPERATING DATA:
Revenues:
     Income from property...................       $ 125,424       $ 114,346     $  93,188      $  71,312      $  44,048
     Income from affiliate..................           1,726           2,147         1,154            506            325
     Other income...........................           7,266           3,549         1,788          1,381            739
                                                   ---------       ---------     ---------      ---------      ---------
             Total revenues.................         134,416         120,042        96,130         73,199         45,112
                                                   ---------       ---------     ---------      ---------      ---------

Expenses:
     Property operating and maintenance.....          27,300          25,647        21,111         15,970          9,838
     Real estate taxes......................           8,888           8,728         7,481          5,654          2,981
     Property management....................           2,638           2,269         1,903          1,246            937
     General and administrative.............           3,682           3,339         2,617          2,212          1,598
     Depreciation and amortization..........          28,551          24,961        20,668         14,887          9,747
     Interest...............................          26,751          23,699        14,423         11,277          6,420
                                                   ---------       ---------     ---------      ---------      ---------
             Total expenses.................          97,810          88,643        68,203         51,246         31,521
                                                   ---------       ---------     ---------      ---------      ---------

Income before other, net, extraordinary
     item and minority interests............          36,606          31,399        27,927         21,953         13,591
Other, net   ...............................             829             655             -              -              -
Extraordinary item, early extinguishment
     of debt ...............................               -               -             -         (6,896)             -
                                                   ---------       ---------     ---------      ---------      ---------
Income before minority interests............          37,435          32,054        27,927         15,057         13,591
Income allocated to minority interests......           8,346           5,958         5,672          3,353          1,930
                                                   ---------       ---------     ---------      ---------      ---------
Net income   ...............................          29,089       $  26,096     $  22,255      $  11,704      $  11,661
                                                   =========       =========     =========      =========      =========

Net income per weighted average share:
     Basic   ...............................       $    1.69       $    1.55     $    1.38      $     .85      $    1.19
                                                   =========       =========     =========      =========      =========
     Diluted ...............................       $    1.68       $    1.53     $    1.37      $     .85      $    1.19
                                                   =========       =========     =========      =========      =========
Weighted average common shares
     outstanding-basic......................          17,191          16,856        16,081         13,733          9,792
                                                   =========       =========     =========      =========      =========
Distribution per common share (1)...........       $    2.02       $    1.94     $   1.865      $    1.81      $   1.335
                                                   =========       =========     =========      =========      =========

BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation...........................       $ 866,191       $ 803,152     $ 684,821      $ 588,813      $ 326,613
Total assets ...............................       $ 911,083       $ 821,439     $ 690,914      $ 585,056      $ 325,104
Total debt   ...............................       $ 405,473       $ 365,164     $ 264,264      $ 185,000      $ 107,055
Stockholders' equity........................       $ 338,358       $ 340,364     $ 326,780      $ 300,932      $ 177,593

OTHER DATA:
Total properties (at end of period).........             111             104            99             83             54
Total sites (at end of period)..............          38,607          37,566        35,936         30,026         18,145


(1) The distribution of $.445 per share for the fourth quarter of 1995 was declared and paid in January 1996, and accordingly, is not included in the $1.335.
(2) See the Consolidated Financial Statements of the Company included elsewhere herein.

ITEM 7.       MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
              CONDITION & RESULTS OF OPERATIONS


OVERVIEW
         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 1999 to year ended December 31, 1998

         For the year ended December 31, 1999, income before other, net and minority interests increased by $5.2 million from $31.4 million to $36.6 million, when compared to the year ended December 31, 1998. The increase was due to increased revenues of $14.4 million while expenses increased by $9.2 million.

         Income from property increased by $11.1 million from $114.3 million to $125.4 million, or 9.7 percent, due to acquisitions ($4.0 million), rent increases ($4.1 million), lease up of manufactured home sites ($1.7 million) and other community revenues ($1.3 million).

         Income from affiliate decreased $0.5 million from $2.2 million to $1.7 million due to the Company no longer providing floorplan financing of the model home inventories of Sun Home Services ("SHS").

         Other income increased by $3.7 million from $3.6 million to $7.3 million due primarily to a $2.7 million increase in interest income.

         Property operating and maintenance expenses increased by $1.7 million from $25.6 million to $27.3 million, or 6.4 percent, due primarily to acquisitions ($1.0 million).

         Real estate taxes increased by $0.2 million from $8.7 million to $8.9 million, or 1.8 percent, due primarily to the acquired communities.

         Property management expenses increased by $0.3 million from $2.3 million to $2.6 million, or 16.3 percent, representing 2.1 percent and 2.0 percent of income from property in 1999 and 1998, respectively.

         General and administrative expenses increased by $0.4 million from $3.3 million to $3.7 million, or 10.3 percent, due primarily to increased staffing to manage the growth of the Company. General and administrative expenses as a percentage of income from property remained constant at 2.9 percent in both periods.

         Interest expense increased by $3.1 million from $23.7 million to $26.8 million due primarily to investments in rental property and notes receivable. Included in interest is amortization of deferred finance costs of $0.9 million and $0.7 million in 1999 and 1998, respectively.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $11.8 million from $80.1 million to $91.9 million. EBITDA as a percent of revenues increased to 68.4 percent in 1999 compared to
66.7 percent in 1998.

         Depreciation and amortization expense increased by $3.6 million from $25.0 million to $28.6 million due primarily to the acquisition and development of communities in 1999 and 1998.

Comparison of year ended December 31, 1998 to year ended December 31, 1997

         For the year ended December 31, 1998, income before other, net and minority interests increased by $3.5 million from $27.9 million to $31.4 million, when compared to the year ended December 31, 1997. The increase was due to increased revenues of $23.9 million while expenses increased by $20.4 million.

         Income from property increased by $21.1 million from $93.2 million to $114.3 million due primarily to the acquisition of 10 communities comprising approximately 2,100 developed sites during 1998 and 14 communities comprising approximately 5,200 developed sites during 1997.

         Income from affiliate increased $1.0 million from $1.2 million to $2.2 million due primarily to increased sales of homes by SHS.

         Other income increased by $1.8 million from $1.8 million to $3.6 million primarily due to a $1.1 million increase in interest income.

         Property operating and maintenance expenses increased by $4.5 million from $21.1 million to $25.6 million, or 21.5 percent, due primarily to the acquired communities.

         Real estate taxes increased by $1.2 million from $7.5 million to $8.7 million, or 16.7 percent, due primarily to the acquired communities.

         Property management expenses increased by $0.4 million from $1.9 million to $2.3 million, or 19.2 percent, representing 2.0 percent of income from property in 1998 and 1997.

         General and administrative expenses increased by $0.7 million from $2.6 million to $3.3 million, or 27.6 percent, due primarily to additional staff and facilities as a result of the Company's growth.

         Interest expense increased by $9.3 million from $14.4 million to $23.7 million due primarily to investments in rental property. Included in interest is amortization of deferred finance costs of $0.7 million and $0.2 million in 1998 and 1997, respectively.

         EBITDA increased by $17.1 million from $63.0 million to $80.1 million. EBITDA as a percent of revenues was 66.7 percent compared to 65.6 percent in 1997.

         Depreciation and amortization expense increased by $4.3 million from $20.7 million to $25.0 million due primarily to the acquisition of communities in 1998 and 1997.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 1999 and 1998. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1998 and December 31, 1999. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 938 sites in 1999 and 924 sites in 1998.



                                                        SAME PROPERTY                               TOTAL PORTFOLIO
                                                  ------------------------------               -------------------------
                                                     1999           1998                          1999           1998
                                                  ----------     ----------                    ----------     ----------
                                                       (in thousands)                               (in thousands)


Income from property                               $ 87,093       $ 81,911                      $125,424       $114,346
                                                   --------       --------                      --------       --------

Property operating expenses:
        Property operating and maintenance           15,929         15,441                        27,300         25,647
        Real estate taxes                             6,831          6,932                         8,888          8,728
                                                   --------       --------                      --------       --------
                Property operating expenses          22,760         22,373                        36,188         34,375
                                                   --------       --------                      --------       --------

Property EBITDA                                    $ 64,333       $ 59,538                      $ 89,236       $ 79,971
                                                   ========       ========                      ========       ========

Number of properties                                     77             77                           111 (2)        104
Developed sites                                      27,118         26,950                        38,607 (2)     37,566
Occupied sites                                       25,925         25,379                        35,565         34,644
Occupancy %                                            95.6%(1)       94.2%(1)                      94.0%(1)       94.3%(1)
Weighted average monthly rent per site             $    278 (1)    $   266 (1)                  $    277 (1)   $    267 (1)
Sites available for development                       1,262          1,369                         7,348 (3)      6,924 (3)
Sites planned for development in next year              131            164                         1,677 (3)      2,019


         (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

         (2) Includes two communities and 390 developed sites owned through a joint venture.

         (3) Includes 1,138 and 717 sites available for development in 1999 and 1998, respectively, and 322 sites planned for development owned through a joint venture.

         On a same property basis, property revenues increased by $5.2 million from $81.9 million to $87.1 million, or 6.3 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 546 leased sites at December 31, 1999 compared to December 31, 1998.

         Property operating expenses increased by $0.4 million from $22.4 million to $22.8 million, or 1.7 percent, due to increased occupancies and costs. Property EBITDA increased by $4.8 million from $59.5 million to $64.3 million, or 8.1 percent.





LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased by $1.7 million to $11.4 million at December 31, 1999 compared to $9.7 million at December 31, 1998 because cash provided by operating and financing activities exceeded cash used in investing activities.

        Net cash provided by operating activities increased by $8.2 million to $61.4 million for the year ended December 31, 1999 compared to $53.2 million for the year ended December 31, 1998. This increase was primarily due to income before minority interests, depreciation and amortization and other, net increasing by $6.7 million and other assets decreasing by $6.4 million, offset by accounts payable and other liabilities decreasing by $5.0 million.

        Net cash used in investing activities decreased by $16.1 million to $90.3 million from $106.4 million due to a $29.2 million decrease in rental property acquisition activities and an increase of $15.9 in proceeds related to asset sales, offset by an increase of $29.1 million used to finance notes receivable.

        Net cash provided by financing activities decreased by $30.1 million to $30.5 million for the year ended December 31, 1999 compared to $60.6 million for the year ended December 31, 1998. This decrease was primarily because $65.0 million of notes payable were issued in 1998 and none issued in 1999 and distributions increasing by $3.5 million offset by $26.1 million of additional proceeds from common stock and operating partnership units and increased borrowings on the line of credit of $12.0 million.

        The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0 percent and is due January 1, 2003. See "Special Note Regarding Forward-Looking Statements."

        On September 29, 1999, through the Operating Partnership, the Company completed a private placement of 2 million Series A Perpetual Preferred Units to institutional investors in exchange for a capital contribution of $50 million. Series A Preferred Units, which may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8.875 percent. The Series A Preferred Units are convertible into preferred stock under certain circumstances. The Company used the proceeds from such private placement to reduce outstanding indebtedness under its revolving credit facility.

        At December 31, 1999, the Company's debt to total market capitalization approximated 34.7 percent (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 5.3 years and a weighted average interest rate of 7.12 percent.

        Capital expenditures for 1999 included recurring capital expenditures of $5.9 million including $0.4 million for additional space and related costs at corporate headquarters and revenue producing capital expenditures of $1.1 million which principally consisted of water metering programs.

RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 1999, 1998, and 1997 was 1.96:1, 2.04:1, and 2.40:1 respectively.

    INFLATION

          Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

         This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 15, 2000 for a list of uncertainties and factors.

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


YEAR 2000 UPDATE

         The Year 2000 ("Y2K") issue concerns the inability of computerized information systems to accurately calculate, store and process data using a date after 1999.

         The Company's Y2K compliance program consisted of three phases, (i) inventory and assessment, (ii) upgrade, replacement and testing, and (iii) assurance from material third-party service providers and vendors, all of which were successfully completed prior to December 31, 1999. In February 2000, the Company officially concluded its Y2K compliance program as no events had occurred that significantly affected either the Company's operations or its financial statements.

         The Company believes that its expenditures for assessing Y2K issues, though difficult to quantify, have not been material as the Company's Y2K evaluation has been conducted primarily by its own personnel or by its vendors in connection with their servicing agreements.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be adopted effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company has no derivative instruments at December 31, 1999.


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

         The following table presents FFO for each of the quarters during 1999, 1998 and 1997:


Quarters Ended                                                       1999           1998           1997
--------------------------------------------------------------------------------------------------------
     March 31                                                     $ 15,134       $ 13,271       $ 11,204
     June 30                                                        15,176         13,366         11,178
     September 30                                                   15,317         13,473         11,485
     December 31                                                    15,626         13,577         12,081
                                                                  --------       --------       --------
                                                                  $ 61,253       $ 53,687       $ 45,948
                                                                  ========       ========       ========


     For the year ended December 31,                                 1999           1998           1997
     ---------------------------------------------------------------------------------------------------
     Weighted average
          OP Units used for basic FFO per share                     19,961         19,101         18,444
     Dilutive securities:
          Stock options and other                                      152            176            187
          Convertible preferred OP Units                             1,245          1,210          1,224
                                                                  --------       --------       --------
     Weighted average OP
          Units used for diluted FFO per share                      21,358         20,487         19,855
                                                                  ========       ========       ========


         Diluted FFO per unit reflects the potential dilution that would occur if securities were exercised or converted into OP Units. For purposes of calculating diluted FFO per OP Unit, $2,505 would be added to FFO in 1999, 1998 and 1997.

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

The table below presents principal, interest and related weighted average interest rates by year of maturity (in thousands):


                                                                          Cash Flows
                                    ----------------------------------------------------------------------------------------------
                                       2000        2001       2002        2003        2004       Thereafter    Total    Fair Value
                                    ---------   ---------   ---------   ---------   ---------    ---------   --------   ---------

Debt (all fixed rate except
      line of credit)
Unsecured debt
     Principal                       $     -     $65,000    $    -       $85,000    $     -    $100,000     $250,000     $250,000
     Interest                        $18,115     $14,919    $13,321      $ 9,000    $ 6,840    $ 52,784     $114,980
     Average interest rate              7.25%       7.22%      7.20%        7.01%      6.84%       6.80%        6.98%

Mortgage notes
     Principal amortization          $ 1,473     $ 1,471    $ 1,212      $ 1,098    $ 2,301    $ 64,207     $ 71,853 $     71,853
     Interest                        $ 5,184     $ 5,112    $ 5,034      $ 4,954    $ 4,879    $ 17,683     $ 42,846
     Average interest rate              7.25%       7.29%      7.29%        7.29%      7.30%       7.18%        7.24%

Capitalized lease obligations
     Principal                       $   611     $ 9,965    $16,176      $   263    $ 9,606           -     $ 36,620 $     36,620
     Interest                        $ 2,173     $ 1,694    $ 1,465      $   537    $    44           -     $  5,913
     Average interest rate              5.98%       5.88%      5.85%        5.51%      5.51%          -         5.87%

Line of Credit
     Principal                                                           $47,000                            $ 47,000     $ 47,000
     Interest                                                            $ 3,349                            $  3,349
     Average interest rate                                                  7.13%                               7.13%



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are filed herewith under
Item 14


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent public accountants during the past two fiscal years.

                                    PART III

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

         (b) Reports on Form 8-K

             On October 15, 1999, the Company filed a Form 8-K. This Form 8-K, dated October 14, 1999, reported the Operating Partnership's issuance of an aggregate of 2,000,000 Series A Cumulative Redeemable Perpetual Preferred Units to Belcrest Realty Corporation and Belair Real Estate Corporation for $50 million in the aggregate.

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        PAGES

Report of Independent Accountants                                                                            F-2


Financial Statements:

   Consolidated Balance Sheet as of December 31, 1999 and 1998                                               F-3

   Consolidated Statement of Income
          for the Years Ended December 31, 1999, 1998 and 1997                                               F-4

   Consolidated Statement of Stockholders' Equity for the Years
          Ended December 31, 1999, 1998 and 1997                                                             F-5

   Consolidated Statement of Cash Flows for the
          Years Ended December 31, 1999, 1998 and 1997                                                       F-6

   Notes to Consolidated Financial Statements                                                         F-7 - F-13


Schedule III - Real Estate and Accumulated Depreciation                                              F-14 - F-18

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sun Communities, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sun Communities, Inc. (the "Company") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Detroit, Michigan
February 11, 2000

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                         ASSETS                                   1999                   1998
                                                                                  ----                   ----
Investment in rental property, net                                           $    773,633           $    732,212
Cash and cash equivalents                                                          11,355                  9,646
Notes and other receivables                                                        94,092                 47,366
Other assets                                                                       32,003                 32,215
                                                                             ------------           ------------

               Total assets                                                  $    911,083           $    821,439
                                                                             ============           ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                           $     47,000           $     26,000
    Debt                                                                          358,473                339,164
    Accounts payable and accrued expenses                                          18,258                 12,637
    Deposits and other liabilities                                                  8,660                 12,051
                                                                             ------------           ------------

               Total liabilities                                                  432,391                389,852
                                                                             ------------           ------------

Minority interests                                                                140,334                 91,223
                                                                             ------------           ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
          authorized, none issued
    Common stock, $.01 par value, 100,000 shares
          authorized, 17,459 and 17,256 issued and
          outstanding in 1999 and 1998, respectively                                  174                    172
    Paid-in capital                                                               393,360                389,448
    Officers' notes                                                               (11,452)               (11,609)
    Unearned compensation                                                          (5,459)                (5,302)
    Distributions in excess of accumulated earnings                               (38,265)               (32,345)
                                                                             -------------          ------------

          Total stockholders' equity                                              338,358                340,364
                                                                             ------------           ------------

               Total liabilities and stockholders' equity                    $    911,083           $    821,439
                                                                             ============           ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                       1999           1998               1997
                                                                                       ----           ----               ----
REVENUES
  Income from property.............................................................$  125,424      $  114,346        $   93,188
  Income from affiliate............................................................     1,726           2,147             1,154
  Other income.....................................................................     7,266           3,549             1,788
                                                                                   ----------      ----------        ----------

      Total revenues...............................................................   134,416         120,042            96,130
                                                                                   ----------      ----------        ----------

EXPENSES
   Property operating and maintenance..............................................    27,300          25,647            21,111
   Real estate taxes...............................................................     8,888           8,728             7,481
   Property management.............................................................     2,638           2,269             1,903
   General and administrative......................................................     3,682           3,339             2,617
   Depreciation and amortization...................................................    28,551          24,961            20,668
   Interest........................................................................    26,751          23,699            14,423
                                                                                   ----------      ----------        ----------

      Total expenses...............................................................    97,810          88,643            68,203
                                                                                   ----------      ----------        ----------

Income before other, net and minority interests ...................................    36,606          31,399            27,927
Other, net.........................................................................       829             655                 -
                                                                                   ----------      ----------        ----------

Income before minority interests...................................................    37,435          32,054            27,927

Less income allocated to minority interests:
      Preferred OP Units...........................................................     3,663           2,505             2,505
      Common OP Units..............................................................     4,683           3,453             3,167
                                                                                   ----------      ----------        ----------

Net income.........................................................................$   29,089      $   26,096        $   22,255
                                                                                   ==========      ==========        ==========

Earnings per common share:
      Basic........................................................................$     1.69      $     1.55        $     1.38
                                                                                   ==========      ==========        ==========
      Diluted......................................................................$     1.68      $     1.53        $     1.37
                                                                                   ==========      ==========        ==========

Weighted average common shares outstanding-basic...................................    17,191          16,856            16,081
                                                                                   ==========      ==========        ==========



               The accompanying notes are an integral part of the
                        consolidated financial statement

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                                                       DISTRIBUTIONS
                                                                              COMMON       PAID-IN        UNEARNED       IN EXCESS
                                                                               STOCK       CAPITAL      COMPENSATION    OF EARNINGS
                                                                               -----       -------      ------------    -----------
Balance, January 1, 1997...................................................  $    154     $  328,321                    $   (18,370)

Issuance of common stock, net..............................................        12         36,712

Reclassification and conversion of minority interests......................                     (983)

Net income.................................................................                                                  22,255

Cash distributions declared of $1.865 per share............................                                                 (29,548)
                                                                             --------     ----------      ----------     ----------

Balance, December 31, 1997.................................................       166        364,050                        (25,663)

Issuance of common stock, net..............................................         6         11,418      $   (5,302)

Reclassification and conversion of minority interests......................                   13,980

Net income.................................................................                                                  26,096

Cash distributions declared of $1.94 per share.............................                                                 (32,778)
                                                                             --------     ----------      ----------    -----------

Balance, December 31, 1998.................................................       172        389,448          (5,302)       (32,345)

Issuance of common stock, net..............................................         2          1,595            (157)

Reclassification and conversion of minority interests......................                    2,317

Net income.................................................................                                                  29,089

Cash distributions declared of $2.02 per share.............................                                                 (35,009)
                                                                             --------     ----------      ----------    -----------

Balance, December 31, 1999.................................................  $    174     $  393,360      $   (5,459)   $   (38,265)
                                                                             ========     ==========      ==========    ===========











               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(AMOUNTS IN THOUSANDS)

                                                                                        1999               1998             1997
                                                                                        ----               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income.......................................................................$    29,089        $    26,096     $     22,255
   Adjustments to reconcile net income to
         cash provided by operating activities:
      Income allocated to minority interests........................................      4,683              3,453            3,167
      Other, net and gain from asset sales..........................................     (1,781)              (655)               -
      Depreciation and amortization costs...........................................     28,551             24,961           20,668
      Amortization of deferred financing costs......................................        865                681              235
      Increase in other assets......................................................     (2,001)            (8,363)         (14,054)
      Increase in accounts payable and other liabilities............................      2,080              7,070              796
                                                                                    -----------        -----------     ------------
      Net cash provided by operating activities.....................................     61,486             53,243           33,067
                                                                                    -----------        -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties...................................................    (76,062)          (105,268)         (78,552)
  Proceeds related to asset sales...................................................     36,720             20,773                -
  Investment in notes receivable, net...............................................    (51,126)           (22,044)         (19,414)
  Officer note......................................................................        157                164           (2,600)
                                                                                    -----------        -----------     ------------
      Net cash used in investing activities.........................................    (90,311)          (106,375)        (100,566)
                                                                                    -----------        -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and operating
      partnership units.............................................................     53,451             27,396           36,724
  Borrowings on line of credit, net.................................................     21,000              9,000           17,000
  Proceeds from notes payable and other debt........................................          -             65,000           45,000
  Repayments on notes payable and other debt........................................     (1,741)              (935)            (189)
  Payments for deferred financing costs.............................................     (1,554)            (2,794)          (4,326)
  Distributions.....................................................................    (40,622)           (37,087)         (33,748)
                                                                                    -----------        -----------     ------------
      Net cash provided by financing activities.....................................     30,534             60,580           60,461
                                                                                    -----------        -----------     ------------
  Net increase (decrease) in cash and cash equivalents..............................      1,709              7,448           (7,038)
  Cash and cash equivalents, beginning of year......................................      9,646              2,198            9,236
                                                                                    -----------        -----------     ------------

  Cash and cash equivalents, end of year............................................$    11,355        $     9,646     $      2,198
                                                                                    ===========        ===========     ============

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of $2,322,
         $1,333 and $756 in 1999, 1998 and 1997, respectively.......................$    28,422        $    23,517     $     14,742
  Noncash investing and financing activities:
      Debt assumed for rental properties and other..................................     10,445             18,356                -
      Capitalized lease obligations for rental properties and other.................     10,605              9,479           17,453
      Property acquired through the exchange of similar property....................      7,700                  -                -
      Common stock issued as unearned compensation..................................        720              5,631                -
      Property acquired in satisfaction of note receivable..........................      4,400                  -                -
      Issuance of partnership units for rental properties and other ................          -              2,204                -



               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:
     A. BUSINESS: Sun Communities, Inc. and its subsidiaries (the "Company") is a real estate investment trust ("REIT") which owns and operates or finances 111 manufactured housing communities located in 16 states concentrated principally in the Midwest and Southeast comprising approximately 38,600 developed sites and approximately 7,350 sites suitable for development. The Company, which has elected to be taxed under Section 856(c) of the Internal Revenue Code of 1986, generally will not be subject to federal or state income taxes to the extent it distributes its REIT taxable income to its stockholders.

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

     B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries. The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the 20.2 million OP Units outstanding, the Company owns 17.5 million or 86.6 percent. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

         Included in minority interests at December 31, 1999 are 2 million Series A Perpetual Preferred OP Units ("PPOP Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The PPOP Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into preferred stock under certain circumstances.

         Also included in minority interests are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing an annual cumulative dividend of $1.89 and redeemable at par or convertible in June, 2002. The POP Units are convertible one-for-one into OP Units at prices up to $31.50 per share. At prices above $31.50 per share, the POP Units are convertible into OP Units based on a formula the numerator of which is $31.50 plus 25 percent of stock price appreciation above $36 per share. The denominator is the then stock price. Had conversion occurred at the December 31, 1999 stock price of $32.188, the 1.325 million POP Units would have converted into 1.297 million OP Units.

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

         Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to new community or expansion sites development including interest are capitalized until the property is open for occupancy.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES, CONTINUED:

     D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

     E. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. The Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by three officers of the Company who are entitled to receive 5 percent of the operating cash flow. Included in other assets at December 31, 1999 and 1998 is $6.4 million and $11.3 million, respectively, related to the Company's investment in SHS.

         On December 31, 1999, "SunChamp", a 50 percent controlled joint venture of the Company and Champion Enterprises, Inc., acquired three communities under initial development. The Company intends to account for its investment utilizing the equity method of accounting.

     F. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by statute.

     G. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value.

     H. TAX STATUS OF DIVIDENDS: Approximately 19.4, 19.8, and 31.2 percent of the distributions paid in 1999, 1998, and 1997, respectively, represent a return of capital. The distributions paid included a 16.6 and 14.6 percent capital gain in 1999 and 1998, respectively.

     I. CASH FLOW HEDGES: The company has periodically entered into hedge transactions to lock-in the basic interest cost of financing acquisitions. The gain or loss on such hedges is amortized as an adjustment to interest expense over the term of the related financing.

     J. RECLASSIFICATIONS: Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 financial statement presentation. Such reclassifications have no effect on results of operations as originally presented.

2.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                                                                    AT  DECEMBER 31
                                                                                             -----------------------------
                                                                                                 1999              1998
                                                                                             ----------        -----------
     Land....................................................................................$   76,745        $    71,930
     Land improvements and buildings.........................................................   724,574            679,755
     Furniture, fixtures, and equipment .....................................................    16,943             15,209
     Land held for future development........................................................    22,943              9,747
     Property under development..............................................................    24,986             26,511
                                                                                             ----------        -----------
                                                                                                866,191            803,152
          Less accumulated depreciation......................................................   (92,558)           (70,940)
                                                                                             ----------        -----------
                                                                                             $  773,633        $   732,212
                                                                                             ==========        ===========

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 1999, 1998 AND 1997

2.   RENTAL PROPERTY, CONTINUED:

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 1999 and 1998 are net carrying amounts related to capitalized leases of $40.8 million and $29.8 million, respectively.

     During 1999, the Company acquired nine manufactured housing communities comprising 1,624 developed sites and 534 sites suitable for development for $37.1 million and five development communities comprising 2,046 sites, some of which are partially developed, for $13.1 million. During 1998, the Company acquired ten communities comprising 2,100 developed sites and 1,000 sites suitable for development for $65.5 million and eight development communities comprising 3,650 sites for $20.1 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. In conjunction with a prior year acquisition, the Company is obligated to issue $10.2 million of OP Units over the expected lease-up of the community through 2009 based on the per unit price of the OP Units on each annual date.

3.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                                   DECEMBER 31
                                                                                             ------------------------
                                                                                                1999          1998
                                                                                             ---------      ---------
         Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 2012, collateralized by manufactured
               housing/recreational vehicle communities (a).                                 $  15,093      $  15,093


         Note receivable, collateralized by all assets of the borrower,
               bears interest at LIBOR + 2.35% and payable on demand                            40,794         10,774

         Note receivable, bears interest at 9.75%
               and matures September 2005                                                        4,000          4,000

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
               and maturity of 11% and 21 years, respectively.                                  18,635          5,339

         Notes receivable, other, various interest rates ranging from 6% to 9.5%
               or prime + 1.5%, various maturity dates through December 2003.                    1,562          1,853

         Other receivables                                                                      14,008         10,307
                                                                                             ---------      ---------

                                                                                             $  94,092      $  47,366
                                                                                             =========      =========


     (a) The stated interest rate is 12%. The excess of the interest earned at the stated rate over the pay rate is recognized upon receipt of payment.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
  DECEMBER 31, 1999, 1998 AND 1997


3.   NOTES AND OTHER RECEIVABLES, CONTINUED:

     Officers' notes are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 366,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. Interest income of $0.8 million, $0.9 million and $0.8 million has been recognized in 1999, 1998 and 1997, respectively.

4.   DEBT (AMOUNTS IN THOUSANDS):

                                                                                                     AT DECEMBER 31
                                                                                             ------------------------------
                                                                                                 1999               1998
                                                                                             ----------          ----------
     Collateralized term loan, interest at 7.01%, due September 9, 2007......................$   43,927          $   44,425
     Senior notes, interest at 7.375%, due May 1, 2001.......................................    65,000              65,000
     Senior notes, interest at 7.625%, due May 1, 2003.......................................    85,000              85,000
     Senior notes, interest at 6.97%, due December 3, 2007...................................    35,000              35,000
     Senior notes, interest at 6.77%, due May 14, 2015,
          callable/redeemable May 16, 2005...................................................    65,000              65,000
     Capitalized lease obligations, interest ranging from 6.1% to
          6.3%, due March 2001 through December 2002.........................................    36,620              26,542
     Mortgage notes, other...................................................................    27,926              18,197
                                                                                             ----------          ----------

                                                                                             $  358,473          $  339,164
                                                                                             ==========          ==========


     The Company has a $125 million unsecured line of credit at LIBOR plus 1.0% maturing in January 2003, of which $78 million was available at December 31, 1999. The average interest rate of outstanding borrowings at December 31, 1999 was 6.68%.

     The term loan is collateralized by seven communities comprising approximately 3,400 sites. The capitalized lease obligations and mortgage notes are collateralized by fifteen communities comprising approximately 3,850 sites. $27.1 million of the capitalized lease obligations are convertible into OP units at prices ranging from $35 to $40 per OP Unit. Annual payments under capitalized lease obligations range from $1.3 million to $1.4 million during their terms.

     At December 31, 1999, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2000 - $2.1 million; 2001 - $76.4 million; 2002 - $17.4 million; 2003 - $133.5 million;
     and 2004 - $11.9 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

 5.  STOCK OPTIONS:

     Data pertaining to stock option plans are as follows:

                                                                             1999               1998                  1997
                                                                             ----               ----                  ----
     Options outstanding, January 1...............................       1,055,600              965,900               767,434
     Options granted..............................................          99,000              162,500               262,000
     Option price.................................................   $30.03-$32.96        $33.75-$34.13            $27-$35.39
     Options exercised............................................          35,099               66,800                61,033
         Option price.............................................   $22.75-$33.75           $20-$33.75            $20-$28.64
     Options forfeited............................................           1,501                6,000                 2,501
         Option price.............................................          $33.75        $33.75-$34.91         $24.88-$28.64
     Options outstanding, December 31.............................       1,118,000(a)         1,055,600               965,900
         Option price.............................................      $20-$35.39           $20-$35.39            $20-$35.39
     Options exercisable, December 31.............................         709,811(a)           601,410               482,651


     (a) There are 273,400 options outstanding and exercisable, respectively, which range from $20.00 - $27.99 with a weighted average life of 5.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $22.81. There are 844,600 and 436,433 options outstanding and exercisable, respectively, which range from $28.00 - $35.99 with a weighted average life of 6.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.96 and $29.96, respectively.


     At December 31, 1999, 512,875 shares of common stock were available for the granting of options. Options are granted at fair value and generally vest over a two-year period and may be exercised for 10 years after date of grant. The stock option plans provide for the grant of up to 2,116,000 options. In addition, the Company established a Long-Term Incentive Plan for certain employees granting up to 240,000 options in 1997, which become exercisable in equal installments in 2002-2004 based on corporate profit performance.

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted

                                                                                     1999          1998           1997
                                                                                     ----          ----           ----
     Estimated fair value per share of options granted during year.................$  2.43       $   2.43      $   2.82

     Assumptions:
     Annualized dividend yield.....................................................    7.1%           7.0%          7.1%
     Common stock price volatility.................................................   15.3%          15.9%         15.6%
     Risk-free rate of return......................................................    6.4%           5.4%          6.7%
     Expected option term (in years)...............................................      6              4             7

     If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $28.8 million, $25.8 million and $21.9 million and basic net income per share of $1.68, $1.53 and $1.36 in 1999, 1998 and 1997, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

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

    In December 1999, and June 1998, the Company issued stock awards of 24,000 and 165,000 restricted shares, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period.

    In December 1998, the Company issued common stock and OP units aggregating $25.5 million to directors, employees and consultants. The purchase was financed by personal bank loans guaranteed by the Company until January 2004.

7.  EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                                                   1999              1998            1997
                                                                                   ----              ----            ----
          Earnings used for basic and diluted earnings per
              share computation                                                 $  29,089        $   26,096     $   22,255
                                                                                =========        ==========     ==========

          Total shares used for basic earnings per share                           17,191            16,856         16,081
          Dilutive securities:
              Stock options and other                                                 152               175            187
                                                                                ---------        ----------     ----------
          Total weighted average shares used for diluted
              earnings per share computation                                       17,343            17,031         16,268
                                                                                =========        ==========     ==========


     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per share in 1999, 1998 and 1997.

8.   QUARTERLY FINANCIAL DATA (UNAUDITED):
     The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                                       FIRST            SECOND             THIRD           FOURTH
                                                                      QUARTER           QUARTER           QUARTER          QUARTER
                                                                      MARCH 31          JUNE 30           SEPT. 30         DEC. 31
                                                                      --------          -------           --------         -------
    1999
    Total revenues..................................................$    32,884       $    32,635       $    33,990      $    34,907
    Operating income (a)............................................$    22,309       $    22,391       $    23,014      $    24,194
    Income before other, net and allocation
       to minority interests........................................$     8,938       $     8,727       $     8,727      $    10,214
    Other, net (b)..................................................$         -       $         -       $         -      $       829
    Net income......................................................$     7,135       $     6,964       $     6,985      $     8,005
    Weighted average common shares outstanding......................     17,113            17,160            17,223           17,269
    Earnings per common share-basic.................................$      0.42       $      0.40       $      0.41      $     0.46

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999, 1998 AND 1997

8.   QUARTERLY FINANCIAL DATA (UNAUDITED) CONTINUED:

                                                                       FIRST             SECOND            THIRD         FOURTH
                                                                      QUARTER            QUARTER          QUARTER        QUARTER
                                                                      MARCH 31           JUNE 30          SEPT. 30       DEC. 31
                                                                      --------           -------          --------       -------
    1998
    Total revenues..................................................$    29,417       $    29,715       $    30,164    $    30,746
    Operating income (a)............................................$    19,515       $    19,977       $    20,081    $    20,486
    Income before other, net and allocation
       to minority interests........................................$     7,999       $     7,968       $     8,027    $     7,405
    Other, net (b)..................................................$       937       $         -       $     2,093    $    (2,375)
    Net income......................................................$     7,301       $     6,503       $     8,410    $     3,882
    Weighted average common shares outstanding......................     16,682            16,867            16,900         16,978
    Earnings per common share-basic.................................$       .44       $       .38       $       .50    $       .23

     (a) Operating income is defined as total revenues less property operating and maintenance expense, real estate tax expense, property management, and general and administrative expenses. Operating income is a measure of the performance of the operations of the properties before the effects of depreciation, amortization and interest expense. Operating income is not necessarily an indication of the performance of the Company or a measure of liquidity.

     (b) Other, net consists principally of net gains (losses) on the sale/dispositions of depreciated properties.

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)

                                                                                                                COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                  INITIAL COST                    ACQUISITION
                                                                                  TO COMPANY                      IMPROVEMENTS
                                                                              --------------------           ----------------------

                                                                                           BUILDING                        BUILDING
                                                                                             AND                             AND
PROPERTY NAME                  LOCATION               ENCUMBRANCE            LAND          FIXTURES             LAND       FIXTURES
-------------                  --------               -----------            ----          --------             ----       --------

Allendale                      Allendale, MI               -                  393          $  3,684              -         $  3,349
Alpine                         Grand Rapids, MI            -                  729             6,692              -            2,528
Apple Creek                    Amelia, OH                 (3)                 543             5,480              -                -
Arbor Terrace                  Bradenton, FL               -                  481             4,410              -              179
Ariana Village                 Lakeland, FL                -                  240             2,195              -              387
Autumn Ridge                   Ankeny, IO                  -                  890             8,054              -              648
Bedford Hills                  Battle Creek, MI           (1)               1,265            11,562              -              232
Bell Crossing                  Clarksville, TN             -                  717             1,916              -               95
Bonita Lake                    Bonita Springs, FL          -                  285             2,641              -               80
Boulder Ridge                  Pflugerville, TX            -                1,000               500        $   518            9,088
Branch Creek                   Austin, TX                  -                  796             3,716              -            4,202
Brentwood                      Kentwood, MI                -                  385             3,592              -              138
Brookside Village              Goshen, IN                  -                  260             1,080            386            6,711
Byrne Hill Village             Toledo, OH                  -                  383             3,903              -                5
Byron Center                   Byron Center, MI            -                  257             2,402             -4              101
Candlelight Village            Chicago Heights, IL         -                  600             5,623              -              422
Candlewick Court               Owosso, MI                  -                  125             1,900            132              929
Carrington Pointe              Ft. Wayne, IN               -                1,076             3,632              -            2,692
Casa Del Valle                 Alamo, TX                   -                  246             2,316              -              274
Catalina                       Middletown, OH              -                  653             5,858              -              414
Cave Creek                     Evans, CO                   -                2,170                 -             71              575
Chain O'Lakes                  Grand Island, FL            -                  551             5,003              -              163
Chisholm Point                 Pflugerville, TX            -                  609             5,286              -            1,507
Clearwater Village             South Bend, IN              -                   80             1,270             61            1,732
Cobus Green                    Elkhart, IN                 -                  762             7,037              -              502
College Park Estates           Canton, MI                  -                   75               800            174            4,404
Comal Farms                    New Braunfels, TX          (4)               1,474             1,843              -                -
Continental Estates            Davison, MI                 -                1,625            16,581            150              879
Continental North              Davison, MI                 -                    -                 -              -            3,002
Country Acres                  Cadillac, MI                -                  380             3,495              -              111
Country Meadows                Flat Rock, MI               -                  924             7,583            296            8,939



                                                   GROSS AMOUNT
                                                    CARRIED AT
                                                 DECEMBER 31, 1999
                                              ---------------------

                                                           BUILDING                                              DATE OF
                                                             AND          ACCUMULATED                         CONSTRUCTION (C)
PROPERTY NAME                                LAND          FIXTURES         TOTAL           DEPRECIATION      ACQUISITION (A)
-------------                                ----          --------       -----------       ------------      -----------

Allendale                                $    393          $  7,033        $  7,426           $    655         1996(A)
Alpine                                        729             9,220           9,949                907         1996(A)
Apple Creek                                   543             5,480           6,023                 78         1999(A)
Arbor Terrace                                 481             4,589           5,070                556         1996(A)
Ariana Village                                240             2,582           2,822                464         1994(A)
Autumn Ridge                                  890             8,702           9,592                994         1996(A)
Bedford Hills                               1,265            11,794          13,059              1,407         1996(A)
Bell Crossing                                 717             2,011           2,728                 36         1999(A)
Bonita Lake                                   285             2,721           3,006                328         1996(A)
Boulder Ridge                               1,518             9,588          11,106                468         1998(C)
Branch Creek                                  796             7,918           8,714                839         1995(A)
Brentwood                                     385             3,730           4,115                457         1996(A)
Brookside Village                             646             7,791           8,437              1,004         1985(A)
Byrne Hill Village                            383             3,908           4,291                 70         1999(A)
Byron Center                                  253             2,503           2,756                312         1996(A)
Candlelight Village                           600             6,045           6,645                716         1996(A)
Candlewick Court                              257             2,829           3,086                568         1985(A)
Carrington Pointe                           1,076             6,324           7,400                418         1997(A)
Casa Del Valle                                246             2,590           2,836                232         1997(A)
Catalina                                      653             6,272           6,925              1,293         1993(A)
Cave Creek                                  2,241               575           2,816                  -         1998(A)
Chain O'Lakes                                 551             5,166           5,717                683         1996(A)
Chisholm Point                                609             6,793           7,402                920         1995(A)
Clearwater Village                            141             3,002           3,143                463         1986(A)
Cobus Green                                   762             7,539           8,301              1,520         1993(A)
College Park Estates                          249             5,204           5,453                948         1978(A)
Comal Farms                                 1,474             1,843           3,317                  -         1999(A)
Continental Estates                         1,775            17,460          19,235              2,145         1996(A)
Continental North                               -             3,002           3,002                  -         1996(A)
Country Acres                                 380             3,606           3,986                433         1996(A)
Country Meadows                             1,220            16,522          17,742              2,301         1994(A)


SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)


                                                                                                                COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                  INITIAL COST                    ACQUISITION
                                                                                  TO COMPANY                      IMPROVEMENTS
                                                                              --------------------           ----------------------

                                                                                           BUILDING                        BUILDING
                                                                                             AND                             AND
PROPERTY NAME                  LOCATION               ENCUMBRANCE            LAND          FIXTURES             LAND       FIXTURES
-------------                  --------               -----------            ----          --------             ----       --------

Countryside Village            Perry, MI                  (1)                 275             3,920            185            1,781
Creekside                      Reidsville, NC             (4)                 369             1,403              -                -
Creekwood Meadows              Burton, MI                  -                  808             2,043            404            4,435
Cutler Estates                 Grand Rapids, MI           (1)                 822             7,604              -              165
Davison                        Davison, MI                 -                    -                 -              -                2
Deerfield Run                  Anderson, MI            1,700                  990             1,607              -              116
Desert View Village            West Wendover, NV           -                1,180                 -            423              940
Eagle Crest                    Firestone, CO               -                4,073               150             45            4,679
Edwardsville                   Edwardsville, KS           (1)                 425             8,805            541            2,081
Elmwood                        Holly Hill, FL              -                  230             2,076              -               45
Fisherman's Cove               Flint, MI                   -                  380             3,438              -              397
Goldcoaster                    Homestead, FL               -                  446             4,234             74              915
Golden Lakes                   Plant City, FL              -                1,092             7,161              -              891
Grand                          Grand Rapids, MI            -                  578             5,396              -               99
Groves                         Ft. Myers, FL               -                  249             2,396              -              430
Hamlin                         Webberville, MI             -                  125             1,675            280              887
Holiday Village                Elkhart, IN                 -                  100             3,207            143            1,096
Holly Forest                   Holly Hill, FL              -                  920             8,376              -              177
Hunter's Glen                  Leighton Twp., MI           -                1,063                 -             39            1,573
Indian Creek                   Ft. Myers Beach, FL         -                3,832            34,660              -              544
Island Lake                    Merritt Island, FL          -                  700             6,431              -              188
Kensington Meadows             Lansing, MI                 -                  250             2,699              -            3,354
Kenwood                        La Feria, TX                -                  145             1,857              -                -
King's Court                   Traverse City, MI           -                1,473            13,782              -            1,100
King's Lake                    Debary, FL                  -                  280             2,542              -            1,690
King's Pointe                  Winter Haven, FL            -                  262             2,359              -              318
Kissimmee Gardens              Kissimmee, FL               -                  594             5,522              -              236
Lafayette Place                Warren, MI                  -                  669             5,979              -              561
Lake Juliana                   Auburndale, FL              -                  335             2,848              -              519
Lake San Marino                Naples, FL                  -                  650             5,760              -              259
Leesburg Landing               Leesburg, FL                -                   50               429            921              365



                                                 GROSS AMOUNT
                                                  CARRIED AT
                                               DECEMBER 31, 1999
                                             ---------------------

                                                           BUILDING                                              DATE OF
                                                             AND          ACCUMULATED                          CONSTRUCTION (C)
PROPERTY NAME                                LAND          FIXTURES         TOTAL           DEPRECIATION      ACQUISITION (A)
-------------                                ----          --------       -----------       ------------      ----------------

Countryside Village                           460             5,701           6,161              1,036         1987(A)
Creekside                                     369             1,403           1,772                  -         1999(A)
Creekwood Meadows                           1,212             6,478           7,690                387         1997(C)
Cutler Estates                                822             7,769           8,591                931         1996(A)
Davison                                         -                 2               2                  -         1996(A)
Deerfield Run                                 990             1,723           2,713                 30         1999(A)
Desert View Village                         1,603               940           2,543                  -         1998(A)
Eagle Crest                                 4,118             4,829           8,947                  -         1998(A)
Edwardsville                                  966            10,886          11,852              2,074         1987(A)
Elmwood                                       230             2,121           2,351                176         1997(A)
Fisherman's Cove                              380             3,835           4,215                772         1993(A)
Goldcoaster                                   520             5,149           5,669                424         1997(A)
Golden Lakes                                1,092             8,052           9,144              1,605         1993(A)
Grand                                         578             5,495           6,073                672         1996(A)
Groves                                        249             2,826           3,075                231         1997(A)
Hamlin                                        405             2,562           2,967                475         1984(A)
Holiday Village                               243             4,303           4,546                866         1986(A)
Holly Forest                                  920             8,553           9,473                719         1997(A)
Hunter's Glen                               1,102             1,573           2,675                  -         1998(A)
Indian Creek                                3,832            35,204          39,036              4,263         1996(A)
Island Lake                                   700             6,619           7,319              1,003         1995(A)
Kensington Meadows                            250             6,053           6,303                624         1995(A)
Kenwood                                       145             1,857           2,002                 29         1999(A)
King's Court                                1,473            14,882          16,355              1,727         1996(A)
King's Lake                                   280             4,232           4,512                633         1994(A)
King's Pointe                                 262             2,677           2,939                490         1994(A)
Kissimmee Gardens                             594             5,758           6,352              1,243         1993(A)
Lafayette Place                               669             6,540           7,209                338         1998(A)
Lake Juliana                                  335             3,367           3,702                610         1994(A)
Lake San Marino                               650             6,019           6,669                723         1996(A)
Leesburg Landing                              971               794           1,765                 86         1996(A)


SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)

                                                                                                                COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                  INITIAL COST                    ACQUISITION
                                                                                  TO COMPANY                      IMPROVEMENTS
                                                                              --------------------           ----------------------

                                                                                           BUILDING                        BUILDING
                                                                                             AND                             AND
PROPERTY NAME                  LOCATION               ENCUMBRANCE            LAND          FIXTURES             LAND       FIXTURES
-------------                  --------               -----------            ----          --------             ----       --------

Liberty Farms                  Valparaiso, IN              -                   66             1,201            116            1,711
Lincoln Estates                Holland, MI                 -                  455             4,201              -              232
Maple Grove Estates            Dorr, MI                    -                   15               210             19              256
Maplewood                      Lawrence, IN                -                  280             2,122              -              611
Meadow Lake Estates            White Lake, MI              -                1,188            11,498            126            1,363
Meadowbrook Estates            Monroe, MI                  -                  431             3,320            379            5,580
Meadowbrook Village            Tampa, FL                   -                  519             4,728              -              214
Meadows                        Nappanee, IN                -                  300             2,300            -13            2,098
Meadowstream Village           Sodus, MI                   -                  100             1,175            109            1,216
Oakwood Village                Miamisburg, OH            704                1,964             6,401              -            3,073
Orange Tree                    Orange City, FL             -                  283             2,530             15              520
Orchard Lake                   Milford, OH                (3)                 395             4,064              -                -
Paradise                       Chicago Heights, IL         -                  723             6,638              -              408
Parkwood                       Grand Blanc, MI             -                  477             4,279              -              535
Pecan Branch                   Georgetown, TX              -                1,379                 -              -               65
Chateau Philomath              Philomath, OR               -                1,031             2,064              -               15
Pin Oak Parc                   St. Louis, MO               -                1,038             3,250            467            4,088
Pine Hills                     Middlebury, IN              -                   72               544             56            1,532
Pine Ridge                     Petersburg, VA              -                  405             2,397              -            1,088
Pine Trace                     Houston, TX                 -                2,907             4,272              -            1,812
Presidential                   Hudsonville, MI             -                  680             6,314              -            1,000
Richmond                       Richmond, MI               (2)                 501             2,040              -              264
Royal Country                  Miami, FL                  (1)               2,290            20,758              -              455
Saddle Oak Club                Ocala, FL                   -                  730             6,743              -              409
Scio Farms                     Ann Arbor, MI               -                2,300            22,659              -            3,306
Sherman Oaks                   Jackson, MI                (1)                 200             2,400            240            3,280
Siesta Bay                     Ft. Myers Beach, FL         -                2,051            18,549              -              304
Silver Star                    Orlando, FL                 -                1,067             9,685              -              191
Snow to Sun                    Weslaco, TX                97                  190             2,143             15              629
Southfork                      Belton, MO                  -                1,000             9,011              -              847
St. Clair Place                St. Clair, MI              (2)                 501             2,029              1              283




                                                   GROSS AMOUNT
                                                    CARRIED AT
                                               DECEMBER 31, 1999
                                              ----------------------

                                                            BUILDING                                              DATE OF
                                                              AND          ACCUMULATED                          CONSTRUCTION (C)
PROPERTY NAME                                 LAND          FIXTURES         TOTAL           DEPRECIATION      ACQUISITION (A)
-------------                                 ----          --------       -----------       ------------      ----------------

Liberty Farms                                  182             2,912           3,094                553         1985(A)
Lincoln Estates                                455             4,433           4,888                527         1996(A)
Maple Grove Estates                             34               466             500                 92         1979(A)
Maplewood                                      280             2,733           3,013                544         1989(A)
Meadow Lake Estates                          1,314            12,861          14,175              2,448         1994(A)
Meadowbrook Estates                            810             8,900           9,710              1,783         1986(A)
Meadowbrook Village                            519             4,942           5,461                989         1994(A)
Meadows                                        287             4,398           4,685                804         1987(A)
Meadowstream Village                           209             2,391           2,600                481         1984(A)
Oakwood Village                              1,964             9,474          11,438                399         1998(A)
Orange Tree                                    298             3,050           3,348                520         1994(A)
Orchard Lake                                   395             4,064           4,459                 68         1999(A)
Paradise                                       723             7,046           7,769                825         1996(A)
Parkwood                                       477             4,814           5,291                951         1993(A)
Pecan Branch                                 1,379                65           1,444                  -         1999(C)
Chateau Philomath                            1,031             2,079           3,110                 32         1999(A)
Pin Oak Parc                                 1,505             7,338           8,843                845         1994(A)
Pine Hills                                     128             2,076           2,204                397         1980(A)
Pine Ridge                                     405             3,485           3,890                672         1986(A)
Pine Trace                                   2,907             6,084           8,991                103         1999(C)
Presidential                                   680             7,314           7,994                843         1996(A)
Richmond                                       501             2,304           2,805                123         1998(A)
Royal Country                                2,290            21,213          23,503              4,298         1994(A)
Saddle Oak Club                                730             7,152           7,882              1,235         1995(A)
Scio Farms                                   2,300            25,965          28,265              3,714         1995(A)
Sherman Oaks                                   440             5,680           6,120              1,119         1986(A)
Siesta Bay                                   2,051            18,853          20,904              2,281         1996(A)
Silver Star                                  1,067             9,876          10,943              1,193         1996(A)
Snow to Sun                                    205             2,772           2,977                226         1997(A)
Southfork                                    1,000             9,858          10,858                498         1997(A)
St. Clair Place                                502             2,312           2,814                145         1998(A)



SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)

                                                                                                                COST CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                  INITIAL COST                    ACQUISITION
                                                                                  TO COMPANY                      IMPROVEMENTS
                                                                              --------------------           ----------------------

                                                                                           BUILDING                        BUILDING
                                                                                             AND                             AND
PROPERTY NAME                  LOCATION               ENCUMBRANCE            LAND          FIXTURES             LAND       FIXTURES
-------------                  --------               -----------            ----          --------             ----       --------

Stonebridge                    Richfield Twp., MI      1,119                2,044                 -             17              380
Sun Villa                      Reno, NV                6,916                2,385            11,773              -              294
Sunset Ridge                   Portland, MI                -                2,044                 -              -               54
Superstition Falls             Apache Junction, AZ         -                5,368                 -             51            6,114
Tallowwood                     Coconut Creek, FL           -                  510             5,099            140              817
Timber Ridge                   Ft. Collins, CO             -                  990             9,231              -              438
Timberbrook                    Bristol, IN                (1)                 490             3,400            101            4,539
Timberline Estates             Grand Rapids, MI            -                  536             4,867              -              444
Town and Country               Traverse City, MI           -                  406             3,736              -              174
Valley Brook                   Indianapolis, IN            -                  150             3,500          1,277            8,371
Village Trails                 Howard City, MI           648                  988             1,472              -              451
Water Oak Country Club Est.    Lady Lake, FL               -                2,503            17,478              -            2,419
Westbrook                      Toledo, OH                 (2)               1,110            10,462              -                2
West Glen Village              Indianapolis, IN            -                1,100            10,028              -              611
White Lake                     White Lake, MI              -                  673             6,179              -            2,302
White Oak                      Mt. Morris, MI              -                  782             7,245            112            2,406
Willowbrook                    Toledo, OH                 (2)                 781             7,054              -              293
Windham Hills                  Jackson, MI                 -                2,673             2,364              -            3,591
Woodhaven Place                Wood Haven, MI             (2)                 501             4,541              -              632
Woodlake Estates               Yoder, IN                   -                  632             3,674              -              998
Woodlake Trails                San Antonio, TX            (4)               1,206               668              -                -
Woodland Park Estates          Eugene, OR              8,005                1,593            14,398              -              108
Woods Edge                     West Lafayette, IN          -                  100             2,600              3            5,758
Woodside Terrace               Holland, OH                (2)               1,064             9,625              -            1,113
Worthington Arms               Delaware, OH                -                  376             2,624              -            1,039
Corporate Headquarters         Farmington Hills, MI        -                    -                 -              -            3,419
                                                                         --------          --------        -------         --------
                                                                         $ 99,882          $589,956        $ 8,070         $168,283
                                                                         ========          ========        =======         ========



                                                GROSS AMOUNT
                                                CARRIED AT
                                             DECEMBER 31, 1999
                                            ---------------------

                                                          BUILDING                                              DATE OF
                                                            AND          ACCUMULATED                          CONSTRUCTION (C)
PROPERTY NAME                               LAND          FIXTURES         TOTAL           DEPRECIATION      ACQUISITION (A)
-------------                               ----          --------       -----------       ------------      ----------------

Stonebridge                                2,061               380           2,441                  -         1998(A)
Sun Villa                                  2,385            12,067          14,452                608         1998(A)
Sunset Ridge                               2,044                54           2,098                  -         1998(A)
Superstition Falls                         5,419             6,114          11,533                  -         1998(A)
Tallowwood                                   650             5,916           6,566              1,060         1994(A)
Timber Ridge                                 990             9,669          10,659              1,163         1996(A)
Timberbrook                                  591             7,939           8,530              1,443         1987(A)
Timberline Estates                           536             5,311           5,847                989         1994(A)
Town and Country                             406             3,910           4,316                471         1996(A)
Valley Brook                               1,427            11,871          13,298              2,018         1989(A)
Village Trails                               988             1,923           2,911                 92         1998(A)
Water Oak Country Club Est.                2,503            19,897          22,400              3,934         1993(A)
Westbrook                                  1,110            10,464          11,574                180         1999(A)
West Glen Village                          1,100            10,639          11,739              1,932         1994(A)
White Lake                                   673             8,481           9,154                627         1997(A)
White Oak                                    894             9,651          10,545                712         1997(A)
Willowbrook                                  781             7,347           8,128                372         1997(A)
Windham Hills                              2,673             5,955           8,628                235         1998(A)
Woodhaven Place                              501             5,173           5,674                269         1998(A)
Woodlake Estates                             632             4,672           5,304                206         1998(A)
Woodlake Trails                            1,206               668           1,874                  -         1999(A)
Woodland Park Estates                      1,593            14,506          16,099                741         1998(A)
Woods Edge                                   103             8,358           8,461                947         1985(A)
Woodside Terrace                           1,064            10,738          11,802                864         1997(A)
Worthington Arms                             376             3,663           4,039                720         1990(A)
Corporate Headquarters                         -             3,419           3,419                885         Various
                                        --------          --------        --------           --------
                                        $107,952(5)       $758,239(6)     $866,191           $ 92,558
                                        ========          ========        ========           ========


(1)  These communities collateralize $43.9 million of term debt.
(2) These communities are financed by $36.6 million of collateralized lease obligations.
(3)  These communities collateralize $4.8 million of mortgage debt.
(4)  These communities collateralize $3.9 million of mortgage debt.
(5) Includes $8.3 million of land in property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.
(6) Includes $16.7 million of property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
DECEMBER 31, 1999
(AMOUNTS IN THOUSANDS)

The change in investment in real estate for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                             1999               1998                1997
                                                          ----------         ----------          ----------

Balance, beginning of year                                $ 803,152          $ 684,821           $ 588,813
Community and land acquisitions, including
     immediate improvements                                  59,578            102,248              73,065
Community expansion and development                          42,480             26,874              17,300
Improvements, other                                           7,022              6,193               5,643
Dispositions and other                                      (46,041)           (16,984)                 --
                                                          ---------          ---------           ---------
Balance, end of year                                      $ 866,191          $ 803,152           $ 684,821
                                                          =========          =========           =========


The change in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 is as follows:




                                                             1999               1998                1997
                                                          ----------         ----------          ----------

Balance, beginning of year                                $  70,940          $  50,084           $  30,535
Depreciation for the period                                  25,112             22,765              19,549
Dispositions and other                                       (3,494)            (1,909)                 --
                                                          ---------          ---------           ---------
Balance, end of year                                      $  92,558          $  70,940           $  50,084
                                                          =========          =========           =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 20, 2000

                                           SUN COMMUNITIES, INC.


                                           By  /s/ Gary A. Shiffman
                                             -----------------------------------
                                                   Gary A. Shiffman, President





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



   NAME                                                                 TITLE                                DATE
   ----                                                                 -----                                ----

   /s/ Gary A. Shiffman                              Chief Executive Officer, President and             March 20, 2000
   --------------------------------------------      Director
   Gary A. Shiffman

   /s/ Jeffrey P. Jorissen
   --------------------------------------------      Senior Vice President,                             March 20, 2000
   Jeffrey P. Jorissen                               Chief Financial Officer, Treasurer,
                                                     Secretary and Principal Accounting Officer

   /s/ Paul D. Lapides
   --------------------------------------------      Director                                           March 20, 2000
   Paul D. Lapides

   /s/ Ted J. Simon
   --------------------------------------------      Director                                           March 20, 2000
   Ted J. Simon

   /s/ Clunet R. Lewis
   --------------------------------------------      Director                                           March 20, 2000
   Clunet R. Lewis



   NAME                                                                 TITLE                                DATE
   ----                                                                 -----                                ----


   /s/ Ronald L. Piasecki
   --------------------------------------------      Director                                           March 20, 2000
   Ronald L. Piasecki

   /s/ Arthur A. Weiss
   --------------------------------------------      Director                                           March 20, 2000
   Arthur A. Weiss

                                 EXHIBIT INDEX


                                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                                               NUMBERED
NUMBER                                                    DESCRIPTION                                                    PAGE
------                                                    -----------                                                 --------

2.1              Form of Sun Communities, Inc.'s Common Stock Certificate                                                (1)
3.1              Amended and Restated Articles of Incorporation of Sun Communities, Inc.                                 (1)
3.2              Bylaws of Sun Communities, Inc.                                                                         (3)
4.1              Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities                     (4)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee
4.2              Form of Note for the 2001 Notes                                                                         (4)
4.3              Form of Note for the 2003 Notes                                                                         (4)
4.4              First Supplemental Indenture, dated as of August 20, 1997, by and between Sun Communities               (9)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee
4.5              Form of Medium-Term Note (Floating Rate)                                                                (9)
4.6              Form of Medium-Term Note (Fixed Rate)                                                                   (9)
4.7              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (11)
                 of Preferred Stock and Fixing Distribution and other Rights in such Series
4.8              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (13)
                 of Preferred Stock
10.1             Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating               (8)
                 Limited Partnership
10.2             Second Amended and Restated 1993 Stock Option Plan                                                     (12)
10.3             Amended and Restated 1993 Non-Employee Director Stock Option Plan                                       (8)
10.4             Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers            (1)
                 and other individuals
10.5             Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and                  (5)
                 certain directors
10.6             Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman                                 (8)
10.7             Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.                            (9)
10.8             Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and             (9)
                 Lehman Brothers Holdings Inc.
10.9             Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities               (9)
                 Funding Limited Partnership and Lehman Brothers Holdings Inc.



                                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                                               NUMBERED
NUMBER                                                    DESCRIPTION                                                    PAGE
------                                                    -----------                                                 --------


10.10            Form of Indemnification Agreement between each officer and director of Sun Communities, Inc.            (9)
                 and Sun Communities, Inc.
10.11            Loan Agreement among Sun Communities Operating Limited Partnership, Sea Breeze Limited                  (9)
                 Partnership and High Point Associates, LP.
10.12            Option Agreement by and between Sun Communities Operating Limited Partnership and Sea Breeze            (9)
                 Limited Partnership
10.13            Option Agreement by and between Sun Communities Operating Limited Partnership and High Point            (9)
                 Associates, LP
10.14            $1,022,538.12 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited                (7)
                 Partnership
10.15            $1,022,538.13 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited                (7)
                 Partnership
10.16            $6,604,923.75 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited                (7)
                 Partnership
10.17            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                   (7)
                 Partnership for 94,570 shares of Common Stock
10.18            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                   (7)
                 Partnership for 305,430 shares of Common Stock
10.19            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (9)
                 Partnership
10.20            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (9)
                 Partnership
10.21            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                   (9)
                 Partnership with respect to 80,000 shares of Common Stock
10.22            Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#                            (11)
10.23            Long Term Incentive Plan                                                                                (9)
10.24            Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated             (11)
                 June 5, 1998#
10.25            Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,                (11)
                 dated June 5, 1998#
10.26            Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M. Colman, dated           (11)
                 June 5, 1998#
10.27            Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W. Fannon, dated              (11)
                 June 5, 1998#
10.28            Sun Communities, Inc. 1998 Stock Purchase Plan#                                                        (11)
10.29            Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                                 (11)

                                                                                                                   SEQUENTIALLY
EXHIBIT                                                                                                               NUMBERED
NUMBER                                                    DESCRIPTION                                                    PAGE
------                                                    -----------                                                 --------


10.30            Facility and Guaranty Agreement among Sun Communities, Inc., Sun Communities Operating                 (11)
                 Limited Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago, dated
                 December 10, 1998
10.31            Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company,                (10)
                 dated April 24, 1998
10.32            Employment Agreement between Sun Communities, Inc. and Brian W. Fannon                                 (11)
10.33            Contribution Agreement, dated as of September 29, 1999, by and among the Company, the                  (13)
                 Operating Partnership, Belcrest Realty Corporation and Belair Real Estate Corporation
10.34            One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of            (13)
                 the Operating Partnership
12.1             Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to Combined Fixed                 (14)
                 Charges and Preferred Dividends
21               List of Subsidiaries of Sun Communities, Inc.                                                          (14)
23               Consent of PricewaterhouseCoopers LLP, independent accountants                                         (14)
27               Financial Data Schedule                                                                                (14)


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

(7) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(8) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(10) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1998.

(11) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

(13) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(14)     Filed herewith.



# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.