Form 10-K405/A
period 1999-12-31
SUN COMMUNITIES INC
filed 2000-04-28
CIK 912593

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                                    X Yes    No
                                   ---    ---

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors, executive officers and other key employees of Sun Communities, Inc. (the "Company"), their ages and their positions and offices are set forth in the following table.

NAME                                                       AGE                                OFFICE
----                                                       ---                                ------
Gary A. Shiffman.................................          45        Chief Executive Officer, President and Director
Paul D. Lapides..................................          45        Director
Clunet R. Lewis..................................          53        Director
Ronald L. Piasecki...............................          61        Director
Ted J. Simon.....................................          69        Director
Arthur A. Weiss..................................          51        Director


         GARY A. SHIFFMAN is the President and Chief Executive Officer, and has been an executive officer of the Company since its inception. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past 16 years. He has overseen the land acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. Mr. Shiffman is also the President and a director of Sun Home Services, Inc. ("Home Services"), Sun Management, Inc. ("Sun Management"), Sun QRS, Inc. ("Sun QRS"), Sun Florida QRS, Inc. ("Sun Florida QRS"), and Sun Water Oak Golf, Inc. ("Sun Golf"). Mr. Shiffman is the Chairman of the Board and Secretary of Bingham Financial Services Corporation ("Bingham"), which is a specialized financial services company providing financing for manufactured homes. Bingham was initially formed as an affiliate of the Company but became publicly held in November 1997.

         PAUL D. LAPIDES has been a director since December 1993. Mr. Lapides is Director of the Corporate Governance Center in the Coles College of Business at Kennesaw State University, where he is a professor of management and entrepreneurship. He is the author of more than 80 articles and books on real estate and management. His real estate experience includes managing a $3 billion national portfolio of income-producing real estate consisting of 42,000 multi-family units and 16 million square feet of commercial space.

         CLUNET R. LEWIS has been a director since December 1993. Since August 1995, Mr. Lewis has served in various capacities, including as a director, of Eltrax Systems, Inc. ("Eltrax"), an international provider of information technology services supporting internet and private network E-commerce applications. Mr. Lewis currently serves as General Counsel of Eltrax. From 1993 to September 1994, Mr. Lewis was the Executive Vice President of Military Communications Center, Inc., a company that provides long distance telecommunication services to military personnel.

         RONALD L. PIASECKI has been a director since May 1996, upon completion of the Company's acquisition of twenty-five manufactured housing communities (the "Aspen Properties") owned by affiliates of Aspen Enterprises, Ltd. ("Aspen"). Mr. Piasecki is the executive vice president and a director of Aspen, which he co-founded in 1973. Prior to the Company's acquisition of the Aspen Properties, Aspen was one of the largest privately-held developers and owners of manufactured housing communities in the U.S. Mr. Piasecki serves as chairman of the board of directors of Kurdziel Industries, Inc., the world's largest producer of counter weights for the material handling industry.

         TED J. SIMON has been a director since December 1993. Since February 1999, Mr. Simon has been a principal in Grand Sakwa Simon Properties LLC, a commercial real estate development company located in Farmington Hills, Michigan. From 1981 until January 1999, Mr. Simon was the Vice President-Real Estate (Midwest Group) of The Great Atlantic & Pacific Tea Company, Inc. and Mr. Simon was a Vice President-Real Estate and a director of Borman's Inc., a wholly owned subsidiary of The Great Atlantic & Pacific Tea Company, Inc. Mr. Simon is also a director of Clarkston State Bank, a wholly-owned subsidiary of Clarkston Financial Corporation.

         ARTHUR A. WEISS has been a director since October 1996. Since 1976, Mr. Weiss has practiced law with the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation ("JRH&W"), which represents the Company in various matters. Mr. Weiss is currently a shareholder, director and Vice President of JRH&W. Mr. Weiss is also a director of Bingham.

         To the best of the Company's knowledge, there are no material proceedings to which any nominee is a party, or has a material interest, adverse to the Company. To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any nominee during the past five years.

EXECUTIVE OFFICERS

         The persons listed below are the current executive officers of the Company. Each is annually appointed by, and serves at the pleasure of, the Board.

NAME                                                       AGE                                OFFICE
----                                                       ---                                ------
Gary A. Shiffman.................................          45        Chief Executive Officer and President
Jeffrey P. Jorissen..............................          55        Senior Vice President, Treasurer, Chief Financial
                                                                     Officer and Secretary
Brian W. Fannon..................................          51        Senior Vice President and Chief Operating
                                                                     Officer
Jonathan M. Colman...............................          44        Senior Vice President - Acquisitions


         Background information for Gary A. Shiffman is provided under "Election of Directors," above. Background information for the other three executive officers is set forth below.

         JEFFREY P. JORISSEN has been Chief Financial Officer and Secretary since August 1993, and Senior Vice President and Treasurer since December 1993. As a certified public accountant, he was with the international accounting firm of Coopers & Lybrand for sixteen years, including eight years as a partner. During his tenure at Coopers & Lybrand, Mr. Jorissen specialized in real estate and directed financial statement examinations of numerous public companies. Mr. Jorissen is also the Chief Financial Officer and Secretary of Home Services, Sun Management, Sun QRS and Sun Florida QRS, and Mr. Jorissen is also the Secretary and Treasurer of Sun Golf.

         BRIAN W. FANNON joined the Company in May 1994 as Senior Vice President-Operations and became Chief Operating Officer in 1995. Prior to joining the Company, he worked for Lautrec, Ltd., then the largest manufactured housing community owner-operator in the United States, where he was responsible for operations comprising 25,000 sites and 300 employees, and Quality Homes, Inc., its sales and marketing division. He joined that organization in 1978 as a regional manager and became President in 1986. Mr. Fannon was appointed by Governor Milliken to the Michigan Mobile Home Commission in 1977, the year of its inception. Subsequent appointments by Governors Blanchard and Engler have enabled Mr. Fannon to serve on such commission, including serving as its chairman from 1986 to 1994, and Mr. Fannon has again been serving as the chairman of the Michigan Mobile Home Commission since 1998. Mr. Fannon is also the Vice President-Operations of Sun Golf and the Chief Executive Officer of Home Services.

         JONATHAN M. COLMAN joined the Company in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995. A certified public accountant, Mr. Colman has over sixteen years of experience in the manufactured housing community industry. He has been involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90 million in public limited partnerships in the late 1980s. Mr. Colman is also the Vice President of Sun Golf.

         To the best of the Company's knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's capital stock to file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons, the Company believes, that during the year ended December 31, 1999, its directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock have complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation paid to the Chief Executive Officer and each executive officer whose remuneration from the Company exceeded $100,000 during the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL
                                                   ------
                                                COMPENSATION                                   LONG TERM COMPENSATION
                                                ------------                                   ----------------------
                                                                                                     RESTRICTED
                                                                                                          STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR    SALARY($)       BONUS($)       OPTIONS(#)         AWARDS($)      COMPENSATION($)
---------------------------                 ----    ---------       --------       ----------         ---------      ---------------


Gary A. Shiffman,                           1999      $355,666    $175,000           25,000                 0           $5,552(2)
Chief Executive Officer and                 1998      $350,000    $175,000           25,000     $2,559,375(1)          $29,412(2)
President................................   1997      $250,000    $175,000                0                 0          $17,588(2)


Jeffrey P. Jorissen,
Senior Vice President, Treasurer,           1999      $240,000    $120,000           10,000                 0           $3,664(2)
Chief Financial Officer and                 1998      $199,500     $99,750           20,000     $1,706,250(3)          $19,608(2)
Secretary................................   1997      $190,000     $95,000                0                 0          $11,702(2)

Brian W. Fannon,                            1999      $325,000    $162,500                0                 0                   0
Senior Vice President and Chief             1998      $210,000    $170,000            5,000       $853,125(4)                   0
Operating Officer........................   1997      $250,000    $150,000                0                 0                   0


                                            1999      $130,000     $30,000            5,000                 0                   0
Jonathan M. Colman,                         1998      $122,000     $40,000            7,500       $511,875(5)                   0
Senior Vice President-Acquisitions.......   1997      $112,000     $45,000                0                 0                   0


(1) On June 5, 1998, the Company granted Mr. Shiffman 75,000 shares of Common Stock, which are subject to the terms and conditions of a Restricted Stock Award Agreement. As of December 31, 1999, the value of such restricted shares (as determined in accordance with the rules promulgated by the Securities and Exchange Commission) was $2,414,062.50. Mr. Shiffman receives any dividends paid on such restricted shares.

(2)      Dividend distribution from Sun Home Services, Inc.

(3) On June 5, 1998, the Company granted Mr. Jorissen 50,000 shares of Common Stock, which are subject to the terms and conditions of a Restricted Stock Award Agreement. As of December 31, 1999, the value of such restricted shares (as determined in accordance with the rules promulgated by the Securities and Exchange Commission) was $1,609,375.00. Mr. Jorissen receives any dividends paid on such restricted shares.

(4) On June 5, 1998, the Company granted Mr. Fannon 25,000 shares of Common Stock, which are subject to the terms and conditions of a Restricted Stock Award Agreement. As of December 31, 1999, the value of such restricted shares (as determined in accordance with the rules promulgated by the Securities and Exchange Commission) was $804,687.50. Mr. Fannon receives any dividends paid on such restricted shares.

(5) On June 5, 1998, the Company granted Mr. Colman 15,000 shares of Common Stock, which are subject to the terms and conditions of a Restricted Stock Award Agreement. As of December 31, 1999, the value of such restricted shares (as determined in accordance with the rules promulgated by the Securities and Exchange Commission) was $482,812.50. Mr. Colman receives any dividends paid on such restricted shares.


                                                       OPTION/SAR GRANTS TABLE
===================================================================================================================================

                               SHARES            % OF TOTAL
                             UNDERLYING         OPTIONS/SARS
                            OPTIONS/SARS         GRANTED TO       EXERCISE                      POTENTIAL REALIZABLE VALUE AT
                               GRANTED           EMPLOYEES         PRICE      EXPIRATION     ASSUMED ANNUAL RATES OF STOCK PRICE
          NAME                 IN 1999            IN 1999         ($/SH.)        DATE           APPRECIATION FOR OPTION TERM
                                                                                          -----------------------------------------

                                                                                                  5%                10%

                                                                                                 ($)                ($)
===================================================================================================================================
Gary A. Shiffman               25,000              29.59%          $30.03      12/15/09        $472,147         $1,196,470
===================================================================================================================================

Jeffrey P. Jorissen            10,000              11.83%          $30.03      12/15/09        $188,859          $478,588
===================================================================================================================================

Brian W. Fannon                   0                 N/A             N/A          N/A             N/A                N/A
===================================================================================================================================

Jonathan M. Colman              5,000              5.92%           $30.03      12/15/09        $94,429           $239,294
===================================================================================================================================


                                            AGGREGATED OPTION/SAR EXERCISES AND
                                          FISCAL YEAR-END OPTION/SAR VALUES TABLE

====================================================================================================================================
                                                              NO. OF UNEXERCISED OPTIONS/SARS         VALUE OF UNEXERCISED
                                                                            AT                    IN-THE-MONEY OPTIONS/SARS AT
                                                                      FISCAL YEAR-END                  FISCAL YEAR-END(1)
                                                              ----------------------------------------------------------------------
                           SHARES ACQUIRED
                             ON EXERCISE
                               IN 1999           VALUE                           NOT                    NOT
             NAME                              RECEIVED        EXERCISABLE    EXERCISABLE            EXERCISABLE   EXERCISABLE
====================================================================================================================================
Gary A. Shiffman(2)               0               N/A           325,000           75,000             $1,565,168       $213,457
====================================================================================================================================
Jeffrey P. Jorissen(3)            0               N/A           109,167           13,333               $765,193        $14,381
====================================================================================================================================
Brian W. Fannon(4)                0               N/A            33,333            1,667               $214,937             $0
====================================================================================================================================
Jonathan M. Colman(5)             0               N/A            39,167            5,833               $250,406         $7,191
====================================================================================================================================



(1) Assumes a value equal to the difference between the closing sales price on December 31, 1999, which was $32.1875 per share, and the exercise price of in-the-money options.

(2) Includes: (a) 50,000 stock options granted December 21, 1993 pursuant to the Employee Option Plan with an exercise price of $20.00 per share, which options must be exercised by December 21, 2003; (b) 25,000 stock options granted March 11, 1996 pursuant to the Employee Option Plan with an exercise price of $26.625 per share, which options must be exercised by March 11, 2006; (c) 275,000 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006; (d) 25,000 stock options granted January 14, 1998 pursuant to the Employee Option Plan with an exercise price of $33.75 per share, which options must be exercised by January 14, 2008; and (e) 25,000 stock options granted December 15, 1999 pursuant to the Employee Option Plan with an exercise price of $30.03 per share, which options must be exercised by December 15, 2009.

(3) Includes: (a) 20,000 stock options granted December 1, 1993 pursuant to the Employee Option Plan with an exercise price of $20.00 per share, which options must be exercised by December 1, 2003; (b) 35,000 stock options granted May 23, 1995 pursuant to the Employee Option Plan with an exercise price of $22.00 per share, which options must be exercised by May 23, 2005; (c) 15,000 stock options granted February 26, 1996 pursuant to the Employee Option Plan with an exercise price of $27.00 per share, which options must be exercised by February 26, 2006; (d) 22,500 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006; (e) 20,000 stock options granted January 14, 1998 pursuant to the Employee Option Plan with an exercise price of $33.75 per share, which options must be exercised by January 14, 2008; and (f) 10,000 stock options granted December 15, 1999 pursuant to the Employee Option Plan with an exercise price of $30.03 per share, which options must be exercised by December 15, 2009.

(4) Includes: (a) 15,000 stock options granted July 18, 1994 pursuant to the Employee Option Plan with an exercise price of $22.50 per share, which options must be exercised by July 18, 2004; (b) 10,000 stock options granted February 26, 1996 pursuant to the Employee Option Plan with an exercise price of $27.00 per share, which options must be exercised by February 26, 2006; (c) 5,000 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006; and (d) 5,000 stock options granted January 14, 1998 pursuant to the Employee Option Plan with an exercise price of $33.75 per share, which options must be exercised by January 14, 2008.

(5) Includes: (a) 20,000 stock options granted July 18, 1994 pursuant to the Employee Option Plan with an exercise price of $22.50 per share, which options must be exercised by July 18, 2004; (b) 7,500 stock options granted February 26, 1996 pursuant to the Employee Option Plan with an exercise price of $27.00 per share, which options must be exercised by February 26, 2006; (c) 5,000 stock options granted October 28, 1996 pursuant to the Employee Option Plan with an exercise price of $28.6375 per share, which options must be exercised by October 28, 2006; (d) 7,500 stock options granted January 14, 1998 pursuant to the Employee Option Plan with an exercise price of $33.75 per share, which options must be exercised by January 14, 2008; (e) 5,000 stock options granted December 15, 1999 pursuant to the Employee Option Plan with an exercise price of $30.03 per share, which options must be exercised by December 15, 2009.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         Policy of Executive Officer Compensation

         The executive compensation program is administered by the Compensation Committee of the Board (the "Committee") which is comprised of Non-Employee Directors, Messrs. Ted J. Simon and Ronald L. Piasecki. The program supports the Company's commitment to providing superior shareholder value. It is designed to attract and retain high-quality executives, to encourage them to make career commitments to the Company, and to accomplish the Company's short and long term objectives. The Committee attempts to structure a compensation program for the Company that will reward its top executives with bonuses and stock and option awards upon attainment of specified goals and objectives while striving to maintain salaries at reasonably competitive levels. The Committee reviews the compensation (including salaries, bonuses and stock options) of the Company's officers and performs such other duties as may be delegated to it by the Board. The Committee held one (1) formal meeting during the fiscal year ended December 31, 1999 and took various actions pursuant to resolutions adopted by unanimous written consent.

         In reviewing the compensation to be paid to the Company's executive officers during the fiscal year ended December 31, 1999, the Committee sought to ensure that executive officers were rewarded for long term strategic management, for increasing the Company's value for its shareholders, and for achieving internal goals established by the Board.

         The key components of executive officer compensation are salary, bonuses, restricted stock awards and stock option awards. Salary is generally based on factors such as an individual officer's level of responsibility, prior years' compensation, comparison to compensation of other officers in the Company, and compensation provided at competitive companies and companies of similar size. Bonuses, restricted stock awards and stock option awards are intended to reward exceptional performances. Benchmarks for determining base salary and bonus levels include targeted funds from operations levels, strength of the balance sheet and creation of shareholder value. Restricted stock awards and stock option awards are also intended to increase an officer's interest in the Company's long-term success as measured by the market and book value of its Common Stock. Stock awards may be granted to officers and directors of the Company and its subsidiaries and to certain employees who have managerial or supervisory responsibilities under the Employee Option Plan. Stock awards may be stock options, stock appreciation rights, restricted share rights or any variation thereof.

         CEO Compensation

         During the fiscal year ended December 31, 1999, Gary A. Shiffman served in the capacity of Chief Executive Officer of the Company. Under Mr. Shiffman's leadership, the Company's funds from operations increased by more than 14.1% in 1999 as compared to 1998, and the Company continued its growth by acquiring an additional nine (9) manufactured housing communities in 1998. See "Shareholder Return Performance Presentation."

         As of December 31, 1996, the Company entered into an employment agreement with Mr. Shiffman which governed the salary and bonus paid to Mr. Shiffman during the fiscal year ended December 31, 1999. Pursuant to this employment agreement, Mr. Shiffman was paid a salary of $355,666 and received incentive compensation of $175,000 on the basis of the Company's performance. Based upon market studies of pay levels for chief executive officers of publicly traded REITs (conducted by the National Association of Real Estate Investment Trusts), the Committee believes that Mr. Shiffman's total compensation in 1999 was competitive with the appropriate level for his position, particularly in view of his performance. See "Certain Transactions."

                                              Respectfully submitted,
                                                   Ted J. Simon
                                                Ronald L. Piasecki

EMPLOYMENT AGREEMENTS

         Gary A. Shiffman

         The Company has entered into an employment agreement with Gary A. Shiffman pursuant to which Mr. Shiffman serves as Chief Executive Officer and President of the Company. Mr. Shiffman's employment agreement is for an initial term of five years ending December 31, 2001. Pursuant to his employment agreement, Mr. Shiffman is paid an annual base salary of $350,000, which will be increased by an annual cost of living adjustment beginning with calendar year 1999. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. Shiffman is entitled to incentive compensation of up to 50% of his then base salary in accordance with the incentive compensation formula set forth in the employment agreement. A copy of Mr. Shiffman's employment agreement is attached as an exhibit to the Company's periodic filings under the Exchange Act.

         The non-competition clauses of Mr. Shiffman's employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any ancillary business of the Company during the period he is employed by the Company; and (b) in the manufactured housing community business or any ancillary business of the Company for a period of eighteen months following the period he is employed by the Company. However, Mr. Shiffman's employment agreement does allow him to make passive investments relating to real estate in general or the housing industry in particular (other than in manufactured housing communities) during the period he is employed by the Company.

         Jeffrey P. Jorissen

         The Company has entered into an employment agreement with Jeffrey P. Jorissen pursuant to which Mr. Jorissen serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Jorissen's employment agreement is for an initial term of five years ending December 31, 2003. Pursuant to his employment agreement, Mr. Jorissen must devote his entire productive time, ability and attention to the Company and, in consideration for his services, Mr. Jorissen will be paid an annual base salary of $240,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2000. In addition to this base salary, Mr. Jorissen is entitled to incentive compensation of up to 50% of his then base salary in accordance with the incentive compensation formula set forth in the employment agreement. A copy of Mr. Jorissen's employment agreement is attached as an exhibit to the Company's periodic filings under the Exchange Act.

         The non-competition clauses of Mr. Jorissen's employment agreement preclude him from engaging, directly or indirectly, in the real estate business or any ancillary business of the Company during the period he is employed by the Company and for a period of eighteen months thereafter.

         Brian W. Fannon

         The Company has entered into an employment agreement with Brian W. Fannon pursuant to which Mr. Fannon serves as Chief Operating Officer of the Company and Sun Home Services, Inc. has entered into an employment with Brian W. Fannon pursuant to which Mr. Fannon serves as Chief Executive Officer of Home Services. Each of Mr. Fannon's employment agreements is for an initial term of three years ending December 31, 2001. Pursuant to his employment agreements, Mr. Fannon must devote his entire productive time, ability and attention to the Company and Home Services. In consideration for his services, Mr. Fannon will be paid an annual base salary of $100,000 from the Company and Mr. Fannon will be paid an annual base salary of $225,000 from Home Services, each of which will be increased by 5% per year beginning with calendar year 2000. In addition to this base salary, Mr. Fannon may be entitled to incentive compensation of up to 50% of his then base salary in accordance with an executive bonus plan to be established by the Company. Copies of Mr. Fannon's employment agreements are attached as exhibits to the Company's periodic filings under the Exchange Act.

         The non-competition clauses of Mr. Fannon's employment agreements preclude him from engaging, directly or indirectly, in the real estate business or any ancillary business of the Company during the period he is employed by the Company and for a period of twelve months thereafter.

OUTSIDE DIRECTOR COMPENSATION

         Directors who are not employees of the Company are entitled to an annual retainer fee of $12,000, payable $3,000 per calendar quarter, plus a $1,000 fee for each quarterly meeting of the Board. For services during the fiscal year ended December 31, 1999, Ted J. Simon, Paul D. Lapides, Clunet R. Lewis and Ronald L. Piasecki each earned directors' fees of $16,000. Although Arthur A. Weiss earned director's fees of $16,000 for services during the fiscal year ended December 31, 1999, he declined such fees.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Common Stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange and an industry index composed of 38 publicly traded real estate investment trusts, for the five (5) year period ending on December 31, 1999. This line graph assumes a $100 investment on December 31, 1994, a reinvestment of dividends and actual increase of the market value of the Company's Common Stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company's Common Stock.


                                  [LINE CHART]

      -SUN COMMUNITIES, INC.   -REIT INDUSTRY INDEX    -NYSE MARKET INDEX


         Fiscal Year Ending:          1994           1995         1996          1997             1998         1999
                                      -----          -----        -----         -----            -----        ----
Sun Communities                      100.00         123.86       173.21        190.69           198.16       191.98
REIT Industry Index                  100.00         116.76       153.87        172.72           149.90       165.05
NYSE Market Index                    100.00         129.66       156.20        205.49           244.52       267.75

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, the shareholdings of: (a) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock; (b) each director of the Company; (c) each executive officer listed in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group, based upon information available to the Company.

===============================================================================================================
                                                               AMOUNT AND NATURE OF         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP   OUTSTANDING SHARES(1)
------------------------------------                           --------------------   ---------------------
Gary A. Shiffman                                                       1,324,191(2)           7.29%
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Jeffrey P. Jorissen                                                    284,723.5(3)           1.61%
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Brian W. Fannon                                                       104,474.25(4)             *
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Jonathan M. Colman                                                        68,667(5)             *
31700 Middlebelt Road
Suite 145
Farmington Hills, Michigan 48334

Ted J. Simon                                                               9,999(6)             *
32000 Northwestern Highway
Farmington Hills, Michigan 48334

Paul D. Lapides                                                           10,499(7)             *
1000 Chastain Road
Kennesaw, Georgia 30144

Clunet R. Lewis                                                           26,499(8)             *
2000 Town Center
Suite 690
Southfield, Michigan 48075

Ronald L. Piasecki                                                        58,094(9)             *
4927 Stariha Drive
Muskegon, Michigan 49441

Arthur A. Weiss                                                          35,999(10)             *
One Woodward Avenue
Suite 2400
Detroit, Michigan 48226

LaSalle Advisors Capital Management, Inc. (11)                            1,222,690           6.99%
200 East Randolph Drive
Chicago, Illinois 60601

European Investors Inc. (12)                                              1,889,329          10.80%

===============================================================================================================
                                                               AMOUNT AND NATURE OF         PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                           BENEFICIAL OWNERSHIP   OUTSTANDING SHARES(1)
------------------------------------                           --------------------   ---------------------
FMR Corp.                                                                   984,100           5.62%
82 Devonshire Street
Boston, MA 02109(13)
                                                                          1,087,200           6.21%
Wellington Management Company, LLP
75 State Street
Boston, MA 02109 (14)

===============================================================================================================
All current executive officers and directors as a                  1,923,145.75(15)          10.33%
group (9 persons)
===============================================================================================================


*        Less than one percent (1%) of the outstanding shares.

(1) In accordance with SEC regulations, the percentage calculations are based on 17,497,677 shares of Common Stock issued and outstanding as of March 31, 2000 plus shares of Common Stock which may be acquired pursuant to options exercisable, or limited partnership interests in the Operating Partnership ("Common OP Units") that are convertible into Common Stock, within sixty days of March 31, 2000 by each individual or group listed.

(2) Includes 326,617 Common OP Units convertible into shares of Common Stock and 333,334 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000. Does not include shares or Common OP Units held by other family members as to which beneficial ownership is disclaimed.

(3) Includes 100,000 Common OP Units convertible into shares of Common Stock and 115,834 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000. Does not include shares held by other family members as to which beneficial ownership is disclaimed.

(4) Includes 30,000 Common OP Units convertible into shares of Common Stock and 35,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

(5) Includes 7,500 Common OP Units convertible into shares of Common Stock and 41,667 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

(6) Includes 7,499 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

(7) Includes 6,999 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

(8) Includes 20,000 Common OP Units convertible into shares of Common Stock and 6,499 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

(9) Includes 17,000 Common OP Units convertible into shares of Common Stock and 5,999 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000. Includes 13,889 Common OP Units convertible into shares of Common Stock held by Aspen Group, a Michigan co-partnership, which are attributable to Mr. Piasecki because of his 25% general partnership interest in Aspen Group. Includes 20,986 Common OP Units convertible into shares of Common Stock held by Aspen Group-KC, a Michigan co-partnership, which are attributable to Mr. Piasecki because of his 25% general partnership interest in Aspen Group-KC.

(10) Includes 30,000 Common OP Units convertible into shares of Common Stock and 5,999 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

(11) According to the Schedule 13G filed with the SEC for Calendar year 1999, this ownership includes shares held by LaSalle Investment Management, Inc. ("LaSalle") and LaSalle Investment Management (Securities) Limited Partnership ("LIMS"), which is a Maryland limited partnership, the limited partner of which is LaSalle and the general partner of which is LaSalle Investment Management (Securities), Inc., a Maryland corporation, the sole stockholder of which is LaSalle. LaSalle and LIMS, each registered investment advisors, have different advisory clients. According to the Schedule 13G filed by this group, (a) LaSalle has the: (i) sole power to vote or direct the vote of 158,850 shares of Common Stock,(ii) shared power to vote or to direct the vote of 0 shares of Common Stock, (iii) sole power to dispose or to direct the disposition of 158,850 shares of Common Stock, and (iv) shared power to dispose or to direct the disposition of 201,400 shares of Common Stock; and (b) LIMS has the: (i) sole power to vote or direct the vote of 230,000 shares of Common Stock, (ii) shared power to vote or to direct the vote of 593,310 shares of Common Stock, (iii) sole power to dispose or to direct the disposition of 208,200 shares of Common Stock; and
         (iv) shared power to dispose or to direct the disposition of 654,240 shares of Common Stock.

(12) According to the Schedule 13G filed with the SEC for calendar year 1999, (a) European Investors Inc. has: (i) the sole power to vote or direct the vote of 278,730 shares of Common Stock, (ii) shared power to vote or to direct the vote of 151,500 shares of Common Stock, (iii) sole power to dispose or to direct the disposition of 340,229 shares of Common Stock, and (iv) shared power to dispose or to direct the disposition of 102,300 shares of Common Stock; and (b) EII Realty Securities Inc., a wholly-owned subsidiary of European Investors Inc., has the sole power to vote or direct the vote of 1,290,899 shares of Common Stock and sole power to dispose or to direct the disposition of 1,446,800 shares of Common Stock. Such Schedule 13G did not include a business address for European Investors Inc.

(13) According to the Schedule 13G filed with the SEC for calendar year 1999, FMR Corp. has the sole power to vote or direct the vote of 515,800 shares of Common Stock and the sole power to dispose or to direct the disposition of 984,100 shares of Common Stock.

(14) According to the Schedule 13G filed with the SEC for calendar year 1999, Wellington Management company, LLP has the sole power to vote or direct the vote of 216,100 shares of Common Stock and the sole power to dispose or to direct the disposition of 1,087,200 shares of Common Stock.

 (15) Includes 565,992 Common OP Units convertible into shares of Common Stock and 558,830 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 31, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1999, the law firm of Jaffe, Raitt, Heuer & Weiss, P.C. acted as general counsel to the Company and represented the Company in various matters. Arthur A. Weiss, a director of the Company, is a shareholder of such firm.

         On December 15, 1998, certain directors, employees and consultants of the Company purchased approximately $25.5 million of newly issued shares of common stock of the Company and common OP Units in Sun Communities Operating Limited Partnership at a price of $31.75 per share/OP Unit in accordance with the Company's 1998 Stock Purchase Plan (the "Purchase Plan"). These purchases were financed by 5-year personal loans from Bank One Corporation, as agent, and participants in the Purchase Plan are personally responsible for repayment of their respective loans. In order to facilitate purchases under the Purchase Plan, the Company guaranteed repayment of all of the loans and the participants have agreed to fully indemnify the Company against all liabilities arising under such guaranty. The following executive officers and/or directors of the Company purchased the following number of OP Units under the Purchase Plan:


                         NAME                       NO. OF OP UNITS                 PURCHASE PRICE
                         ----                       ---------------                 --------------

           Gary A. Shiffman                             170,000                       $5,397,500

           Clunet R. Lewis                              20,000                         $635,000

           Ronald L. Piasecki                           17,000                         $539,750

           Arthur A. Weiss                              50,000                        $1,587,500

           Jeffrey P. Jorissen                          100,000                       $3,175,000

           Brian W. Fannon                              30,000                         $952,500

           Jonathan M. Colman                            7,500                         $238,125


         In 1995, the Company issued Mr. Gary A. Shiffman, the Company's Chief Executive Officer and President, 400,000 shares of Common Stock for $8,650,000 (the "Purchase Price"). The Purchase Price is evidenced by three (3) separate 10-year promissory notes that bear interest at a rate equal to six months' LIBOR plus 175 basis points, with a maximum interest rate of 9% per annum and a minimum interest rate of 6% per annum (the "Promissory Notes"). Two of the Promissory Notes are secured by shares of Common Stock (the "Secured Shares") and/or OP Units (the "Secured Units") and the last Promissory Note is unsecured but fully recourse to Mr. Shiffman. Mr. Shiffman's personal liability on the secured Promissory Notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the Secured Shares and/or the Secured Units to the then outstanding principal balance of the Promissory Notes. The Promissory Notes provide for quarterly interest only payments and provide that all cash distributions and dividends paid to Mr. Gary Shiffman on the Secured Shares and the Secured Units (the "Distributions") will first be applied toward the accrued and unpaid interest under the Promissory Notes and sixty percent (60%) of the remainder of the Distributions, if any, will be applied toward the outstanding principal balance of the Promissory Notes.

         In April 1997, the Operating Partnership loaned Mr. Shiffman an additional $2,600,391 on terms substantially identical to the terms of the other loan to Mr. Shiffman, as described above, and such loan is secured by 80,000 shares of Common Stock (the promissory notes evidencing this loan, together with the Promissory Notes, are hereinafter referred to as the "Shiffman Notes"). The largest aggregate indebtedness outstanding under the Shiffman Notes since January 1, 1999 was $11,523,753. As of March 31, 2000, the amount outstanding under the Shiffman Notes was approximately $11,126,382. Copies of the Shiffman Notes have been filed as exhibits to the Company's periodic filings under the Exchange Act.

         On April 8, 1996, the Company completed a $122.8 million public offering of 4.7 million shares of its Common Stock (the "Equity Offering"). Jeffrey P. Jorissen, the Company's Senior Vice President, Treasurer, Chief Financial Officer and Secretary, Brian W. Fannon, the Company's Senior Vice President and Chief Operating Officer, and Jonathan M. Colman, the Company's Senior Vice President - Acquisitions, collectively, purchased 20,000 shares of Common Stock in the Equity Offering at the public offering price of $26.125 per share. Such purchases in the Equity Offering were financed with loans from the Operating Partnership on terms substantially identical to the terms of the Operating Partnership's loan to Mr. Gary Shiffman described above. The largest aggregate indebtedness outstanding under Mr. Jorissen's promissory notes to the Operating Partnership, Mr. Fannon's promissory notes to the Operating Partnership and Mr. Colman's promissory notes to the Operating Partnership since January 1, 1999 were $266,349, $159,419 and $106,540, respectively. As of March 31, 2000, the total amounts outstanding under Mr. Jorissen's promissory notes to the Operating Partnership, Mr. Fannon's promissory notes to the Operating Partnership and Mr. Colman's promissory notes to the Operating Partnership were approximately $266,296, $0 and $106,518, respectively.

         Certain officers and directors of the Company are also officers and/or directors of Bingham: Gary A. Shiffman is a director and officer of Bingham, and Arthur A. Weiss is a director of Bingham. The Company provides financing to Bingham pursuant to a subordinated debt facility consisting of a $4 million term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"), and a $28 million demand line of credit, bearing interest at a rate of 235 basis points over LIBOR (the "Line of Credit" and, together with the Term Loan, the "Subordinated Debt Facility"). In the discretion of the Company, the Line of Credit can bulge up to $50 million for a limited period of time. The Term Loan matures on September 30, 2004 and, at anytime after September 30, 2000, the Term Loan may be paid in full or in part without payment of any prepayment fee or penalty. The Company has a subordinated security interest in all of the assets of Bingham to secure the Line of Credit.

         In connection with the Subordinated Debt Facility, Bingham issued common stock purchase warrants to the Company to purchase up to 400,000 shares of Bingham common stock at its initial public offering price of $10 per share. The Company also entered into an arrangement with Bingham whereby the Company offers Bingham as a preferred financing source to home purchasers and home owners in the Company's manufactured housing communities. This arrangement was modified in April 1999 to provide that the Company shall receive a fee of 1% of the loans originated in the Company's manufactured home communities rather than their original arrangement which was to receive an annual fee based on average loan balances. In connection with this arrangement, the Company received $243,354 for the year ended December 31, 1999. Furthermore, Bingham granted the Company options to purchase 330,000 shares of Bingham common stock, which options vest in eight equal annual amounts beginning in January 2001. Bingham paid the Company a fee of $37,500 for the year ended December 31, 1999 as reimbursement for general and administrative expenses.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 28, 2000

                                                 SUN COMMUNITIES, INC.


                                                 By /s/ Gary A. Shiffman
                                                    ---------------------------
                                                    Gary A. Shiffman, President