Form 10-Q
period 2000-03-31
SUN COMMUNITIES INC
filed 2000-05-12
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       OR

|_| Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

     17,499,437 shares of Common Stock, $.01 par value as of April 28, 2000

                              SUN COMMUNITIES, INC.

                                      INDEX



                                    --------



                                                                                                              PAGES
                                                                                                              -----

PART I
------

Item 1.      Financial Statements:

             Consolidated Balance Sheets as of March 31, 2000 and
                   December 31, 1999                                                                              3

             Consolidated Statements of Income for the Three Months
                   Ended March 31, 2000 and 1999                                                                  4

             Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2000 and 1999                                                                  5

             Notes to Consolidated Financial Statements                                                         6-9


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                        10-14



PART II

Item 6.(a)   Exhibits required by Item 601 of Regulation S-K                                                     15

Item 6.(b)   Reports on Form 8-K                                                                                 15

             Signatures                                                                                          16


                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                 (IN THOUSANDS)


                                    --------


                                ASSETS                                       2000                  1999
                                                                        ---------------        -------------

Investment in rental property, net                                      $       756,665        $     755,138
Cash and cash equivalents                                                        12,549               11,330
Notes and other receivables                                                      95,062               93,428
Investment in and advances to affiliates                                         37,382               18,841
Other assets                                                                     26,188               25,295
                                                                        ---------------        -------------

                  Total assets                                          $       927,846        $     904,032
                                                                        ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        70,000        $      47,000
     Debt                                                                       353,854              354,564
     Accounts payable and accrued expenses                                       19,607               17,616
     Deposits and other liabilities                                               9,594                8,660
                                                                        ---------------        -------------

                    Total liabilities                                           453,055              427,840
                                                                        ---------------        -------------

Minority interests                                                              137,619              137,834
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,498 and 17,459 issued and
         outstanding in 2000 and 1999, respectively                                 175                  174
     Paid-in capital                                                            393,392              393,360
     Officers' notes                                                            (11,286)             (11,452)
     Unearned compensation                                                       (5,304)              (5,459)
     Distributions in excess of accumulated earnings                            (39,805)             (38,265)
                                                                        ----------------       -------------

                    Total stockholders' equity                                  337,172              338,358
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $       927,846        $     904,032
                                                                        ===============        =============



The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                    --------

                                                                             2000           1999
                                                                         -----------     -----------

Revenues:
        Income from property                                             $    33,129     $    31,374
        Other income                                                           2,751           1,705
                                                                         -----------     -----------
                Total revenues                                                35,880          33,079
                                                                         -----------     -----------

Expenses:
        Property operating and maintenance                                     7,172           6,849
        Real estate taxes                                                      2,247           2,205
        Property management                                                      740             611
        General and administrative                                             1,051             910
        Depreciation and amortization                                          7,546           6,882
        Interest                                                               6,694           6,684
                                                                         -----------     -----------

                Total expenses                                                25,450          24,141
                                                                         -----------     -----------

Income before minority interests                                              10,430           8,938

Less income allocated to minority interests:
        Preferred OP Units                                                     1,915             626
        Common OP Units                                                        1,158           1,177
                                                                         -----------     -----------

Net income                                                               $     7,357     $     7,135
                                                                         ===========     ===========

Earnings per common share:
        Basic                                                            $      0.43     $      0.42
                                                                         ===========     ===========
        Diluted                                                          $      0.42     $      0.41
                                                                         ===========     ===========
Weighted average common shares
   outstanding - basic                                                        17,286          17,113
                                                                         ===========     ===========

Distributions declared per common
   share outstanding                                                     $      0.51     $      0.51
                                                                         ===========     ===========




The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                    --------


                                                                                    2000               1999
                                                                               -------------       ------------

Cash flows from operating activities:
    Net income                                                                 $       7,357       $      7,135
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          1,158              1,177
       Depreciation and amortization                                                   7,546              6,882
       Amortization of deferred financing costs                                          201                196
       Increase in other assets                                                       (1,843)              (910)
       Increase in accounts payable and other liabilities                              2,925              2,986
                                                                               -------------       ------------
               Net cash provided by operating activities                              17,344             17,466
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                   (8,090)           (14,337)
    Investment in and advances to affiliate                                          (18,541)            (2,305)
    Investments in notes receivable, net                                              (1,468)           (21,953)
                                                                               --------------      ------------
               Net cash used in investing activities                                 (28,099)           (38,595)
                                                                               --------------      ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 23,000             24,000
    Repayments on notes payable and other debt                                          (710)              (684)
    Net proceeds from issuance of common stock
       and operating partnership units                                                    33                 15
    Distributions                                                                    (10,270)            (9,830)
    Payments for deferred financing costs                                                (79)               (21)
                                                                               --------------      ------------
               Net cash provided by financing activities                              11,974             13,480
                                                                               -------------       ------------

Net increase (decrease) in cash and cash equivalents                                   1,219             (7,649)
Cash and cash equivalents, beginning of period                                        11,330              9,588
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $      12,549       $      1,939
                                                                               =============       ============

Supplemental Information:
    Debt assumed for rental properties                                         $          --       $      1,700
    Capitalized lease obligation for rental properties                         $          --       $     10,605





The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------


1.   BASIS OF PRESENTATION:

     These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland Corporation, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 1999. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

     The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc. ("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by two officers of the Company and the estate of a former officer of the Company who are entitled to receive 5 percent of the operating cash flow.

     As of March 31, 2000, "SunChamp", a 50 percent controlled joint venture of the Company and Champion Enterprises, Inc., owns ten communities under initial development. The Company accounts for its investment utilizing the equity method of accounting.


2.   RENTAL PROPERTY:

     The following summarizes rental property (in thousands):


                                                                                March 31,           December 31,
                                                                                   2000                1999
                                                                              -------------      -----------------

              Land                                                            $      76,120      $          76,069
              Land improvements and buildings                                       724,106                720,662
              Furniture, fixtures, equipment                                         17,291                 16,943
              Land held for future development                                       16,668                 17,046
              Property under development                                             21,601                 16,976
                                                                              -------------      -----------------
                                                                                    855,786                847,696
              Accumulated depreciation                                               99,121                 92,558
                                                                              -------------      -----------------

              Rental property, net                                            $     756,665      $         755,138
                                                                              =============      =================


                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------


3.   NOTES RECEIVABLE:

     Notes receivable consisted of the following (in thousands):


                                                                                March 31,      December 31,
                                                                                   2000           1999
                                                                                ---------      ------------

           Mortgage notes receivable with minimum monthly interest payments at 7%, maturing June 30, 2012, collateralized by two
                 communities (a)                                                $  15,093      $     15,093

           Note receivable, bears interest at LIBOR
                 + 2.35% and payable on demand                                     40,847            40,794

           Note receivable, bears interest at 9.75% and
                 matures September 2005                                             4,000             4,000

           Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity
                 of 11% and 21 years, respectively.                                18,200            18,635

           Notes receivable, other, various interest rates
                 ranging from 6% to 9.5% or prime + 1.5%, various maturity
                 dates through December 31, 2003.                                   1,562             1,562

           Other receivables                                                       15,360            13,344
                                                                                ---------      ------------

                                                                                $  95,062      $     93,428
                                                                                =========      ============



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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    --------

4.   DEBT:

     The following table sets forth certain information regarding debt (in thousands):


                                                                                March 31,    December 31,
                                                                                  2000          1999
                                                                                ---------    ------------
     Collateralized term loan, interest at 7.01%,
            due September 9, 2007                                               $  43,797    $     43,927
     Senior notes, interest at 7.375%, due May 1, 2001                             65,000          65,000
     Senior notes, interest at 7.625%, due May 1, 2003                             85,000          85,000
     Senior notes, interest at 6.97%, due December 3, 2007                         35,000          35,000
     Callable/redeemable notes, interest at 6.77%, due
            May 14, 2015, callable/redeemable May 16, 2005                         65,000          65,000
     Capitalized lease obligations, interest ranging from
            5.5% to 6.3%, due March 2001 through
            January 2004                                                           36,474          36,620
            Mortgage notes, other                                                  23,583          24,017
                                                                                ---------    ------------

                                                                                $ 353,854    $    354,564
                                                                                =========    ============



     The Company had $55 million available to borrow under its $125 million line of credit at March 31, 2000. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.   MINORITY INTERESTS:

     Minority interests include 2,699,000 and 2,703,000 Common OP Units in Sun Communities Operating Limited Partnership (the "Operating Partnership") at March 31, 2000 and December 31, 1999, respectively. Additionally, minority interests include 1,325,275 Convertible Preferred Operating Partnership Units ("POP Units") and 2,000,000 Series A Perpetual Preferred Operating Partnership Units ("PPOP Units") at March 31, 2000 and December 31, 1999.

6.   OTHER INCOME:

     The components of other income are as follows for the periods ended March 31, 2000 and 1999 (in thousands):




                                                                                  2000           1999
                                                                                ----------   ------------


                 Interest and other                                             $    2,832   $      1,388
                 Income (loss) from affiliate                                          (81)           317
                                                                                ----------   ------------

                                                                                $    2,751   $      1,705
                                                                                ==========   ============


                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                    --------


7.   EARNINGS PER SHARE (IN THOUSANDS):


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                         2000         1999
                                                                                       ---------    ----------

     Earnings used for basic and diluted earnings per
        share computation                                                              $   7,357    $    7,135
                                                                                       =========    ==========

     Total shares used for basic earnings per share                                       17,286        17,113
     Dilutive securities, principally stock options                                           59           124
                                                                                       ---------    ----------
     Total shares used for diluted earnings per share
        computation                                                                       17,345        17,237
                                                                                       =========    ==========





     Diluted earnings per share reflect the potential dilution that would occur if securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 2000 and 1999.

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

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2000 and 1999

For the three months ended March 31, 2000, income before minority interests increased by 16.7 percent from $8.9 million to $10.4 million, when compared to the three months ended March 31, 1999. The increase was due to increased revenues of $2.8 million while expenses increased by $1.3 million.

Income from property increased by $1.7 million from $31.4 million to $33.1 million, or 5.6 percent, due primarily to rent increases and other community revenues ($1.8 million), lease up of manufactured home sites including new developments ($0.7 million), and acquisitions ($0.6 million), offset by a revenue reduction of $1.3 million due to the sale of four communities during 1999.

Other income increased by $1.0 million from $1.7 million to $2.7 million due primarily to a $1.4 million increase in interest and other income offset by a reduction of $0.4 million of income from affiliates.

Property operating and maintenance expenses increased by $0.3 million from $6.9 million to $7.2 million, or 4.7 percent, due primarily to acquisitions and timing.

Real estate taxes remained constant at $2.2 million for both periods.

Property management expenses increased by $0.1 million from $0.6 million to $0.7 million representing 2.2 percent and 1.9 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses increased by $0.1 million from $0.9 million to $1.0 million, representing 2.9 percent and 2.8 percent of total revenues in 2000 and 1999, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.2 million from $22.5 million to $24.7 million. EBITDA as a percent of revenues increased to 68.8 percent in 2000 compared to 68.0 percent in 1999.

Depreciation and amortization increased by $0.7 million from $6.9 million to $7.6 million, or 9.6 percent due primarily to acquisitions and development of communities in 1999.

Interest expense remained constant at $6.7 million for both periods.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    --------


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the three months ended March 31, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and March 31, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 2000 and 1999.



                                                       SAME PROPERTY                TOTAL PORTFOLIO
                                                   ------------------------      -----------------------
                                                       2000        1999             2000         1999
                                                   ----------    ----------      ----------   ----------

Income from property                               $   24,739    $   23,394      $   33,129   $   31,374
                                                   ----------    ----------      ----------   ----------
Property operating expenses:
    Property operating and maintenance                  4,472         4,263           7,172        6,849
       Real estate taxes                                1,935         1,776           2,247        2,205
                                                   ----------    ----------      ----------   ----------
       Property operating expenses                      6,407         6,039           9,419        9,054
                                                   ----------    ----------      ----------   ----------

Property EBITDA                                    $   18,332    $   17,355      $   23,710   $   22,320
                                                   ==========    ==========      ==========   ==========

Number of operating properties                             88            88             116(2)       107
Developed sites                                        29,995        29,409          39,463(2)    38,240
Occupied sites                                         28,552        27,905          35,636       35.427
Occupancy %                                             95.2%         94.9%           95.1%(1)     94.9%(1)
Weighted average monthly rent per site             $      285    $      272      $      282(1)  $    272(1)
Sites available for development                         1,715         2,212           9,955(3)     8,478
Sites planned for development in current year             278           641           1,992(3)     2,327



(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites and sites owned through joint ventures.
(2) Includes 7 communities and 1,150 develop sites owned through joint ventures.
(3) Includes 4,017 sites available for development and 641 sites planned for development owned through joint ventures.

On a same property basis, property revenues increased by $1.3 million from $23.4 million to $24.7 million, or 5.7 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 647 leased sites at March 31, 2000 compared to March 31, 1999.

Property operating expenses increased by $0.4 million from $6.0 million to $6.4 million or 6.1 percent, due to increased occupancies and costs. Property EBITDA increased by $1.0 million from $17.3 million to $18.3 million, or 5.6 percent.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    --------



LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $1.2 million to $12.5 million at March 31, 2000 compared to $11.3 million at December 31, 1999 because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities decreased by $0.1 million to $17.3 million for the three months ended March 31, 2000 compared to $17.4 million for the same period in 1999. This decrease was primarily due to other assets increasing by $0.9 million offset by a $0.9 million increase in income before minority interests and depreciation and amortization.

Net cash used in investing activities decreased by $10.5 million to $28.1 million from $38.6 million primarily due to a reduction of $ 20.5 million used to finance notes receivable and a $6.2 million decrease in rental property acquisition activities offset by a $16.2 million increase in investments in and advances to affiliates.

Net cash provided by financing activities decreased by $1.5 million to $12.0 million for the three months ended March 31, 2000 compared to $13.5 million for the same period in 1999. This decrease was primarily because of a $1.0 million reduction in borrowings on the line of credit and distributions increasing by $0.4 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0% and is due January 1, 2003. See "Special Note Regarding Forward-Looking Statements."

At March 31, 2000, the Company's debt to total market capitalization approximated 38.1% (assuming conversion of all Common and Preferred OP Units to shares of common stock), with a weighted average maturity of approximately 4.9 years and a weighted average interest rate of 7.1%.

Recurring capital expenditures approximated $1.0 million for the three months ended March 31, 2000.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    --------


OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the three months ended March 31, 2000 and 1999 (in thousands):




                                                                              2000            1999
                                                                           ----------      ----------

      Net income available to common shareholders                          $    7,357      $    7,135
      Add:
          Minority interest in earnings to
             common OP Unit holders                                             1,158           1,177

          Depreciation and amortization, net
             of corporate office depreciation                                   7,481           6,822
                                                                           ----------      ----------

      Funds from operations                                                $   15,996      $   15,134
                                                                           ==========      ==========
      Weighted average OP Units outstanding
          used for basic FFO per share/unit                                    20,006          19,937

      Dilutive securities:
         Stock options and awards                                                  59             124
         Convertible preferred OP Units                                            --           1,280
                                                                           ----------      ----------
      Weighted average OP Units used for
         diluted FFO per share/unit                                            20,065          21,341
                                                                           ==========      ==========
      FFO, per share/unit:
         Basic                                                             $     0.80      $     0.76
                                                                           ==========      ==========
         Diluted                                                           $     0.80      $     0.74
                                                                           ==========      ==========


                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    --------


OTHER CONTINUED:
Year 2000 Update

In February 2000, the Company officially concluded its Year 2000 compliance program as no events had occurred that significantly affected either the Company's operation or its financial statements.

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

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at March 31, 2000 and December 31, 1999.

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

Dated: May 12, 2000



                      SUN COMMUNITIES, INC.

                      BY: /s/   Jeffrey P. Jorissen
                         -------------------------------------------------------
                                Jeffrey P. Jorissen, Chief Financial Officer
                                and Secretary

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