Form 10-Q
period 2000-06-30
SUN COMMUNITIES INC
filed 2000-08-04
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ]    Transition pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                          COMMISSION FILE NUMBER 1-2616


                              SUN COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in its Charter)



              Maryland                                  38-2730780
       (State of Incorporation)             (I.R.S. Employer Identification No.)

        31700 Middlebelt Road                             48334
              Suite 145                                 (Zip Code)
          Farmington Hills, MI
 (Address of Principal Executive Offices)


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

      17,502,078 shares of Common Stock, $.01 par value as of July 28, 2000

                              SUN COMMUNITIES, INC.

                                      INDEX




                                                                                                              PAGES
                                                                                                              -----
PART I
------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of June 30, 2000 and
                           December 31, 1999                                                                      3

                  Consolidated Statements of Income for the Periods
                           Ended June 30, 2000 and 1999                                                           4

                  Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2000 and 1999                                                           5

                  Notes to Consolidated Financial Statements                                                    6-8


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                 9-14

PART II
-------

Item 4.           Submission of Matters to a Vote of Security Holders                                            15

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                                15

Item 6.(b)        Reports on Form 8-K                                                                            15

                  Signatures                                                                                     16

                                       2

                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                 (IN THOUSANDS)



                                    ASSETS                                    2000                 1999
                                                                        ---------------        -------------

Investment in rental property, net                                      $       781,133        $     755,138
Cash and cash equivalents                                                         6,706               11,330
Notes and other receivables                                                     106,945               93,428
Investment in and advances to affiliates                                         26,422               18,841
Other assets                                                                     26,264               25,295
                                                                        ---------------        -------------

                  Total assets                                          $       947,470        $     904,032
                                                                        ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        92,000        $      47,000
     Debt                                                                       353,501              354,564
     Accounts payable and accrued expenses                                       16,732               17,616
     Deposits and other liabilities                                               9,337                8,660
                                                                        ---------------        -------------

                    Total liabilities                                           471,570              427,840
                                                                        ---------------        -------------

Minority interests                                                              140,423              137,834
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,501 and 17,459 issued and
         outstanding in 2000 and 1999, respectively                                 175                  174
     Paid-in capital                                                            393,474              393,360
     Officers' notes                                                            (11,257)             (11,452)
     Unearned compensation                                                       (5,146)              (5,459)
     Distributions in excess of accumulated earnings                            (41,769)             (38,265)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  335,477              338,358
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $       947,470        $     904,032
                                                                        ===============        =============


        The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                       FOR THE PERIODS ENDED JUNE 30, 2000
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  ------------



                                                          For the Three Months            For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     32,947      $    30,567     $    66,076     $    61,941
        Other income, principally interest                    3,117            2,194           6,021           3,820
                                                       ------------      -----------     -----------     -----------

                Total revenues                               36,064           32,761          72,097          65,761
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    6,703            6,440          13,875          13,289
        Real estate taxes                                     2,271            2,206           4,518           4,411
        Property management                                     709              646           1,449           1,257
        General and administrative                            1,001              952           2,052           1,862
        Depreciation and amortization                         7,678            7,135          15,224          14,017
        Interest                                              7,306            6,655          14,153          13,260
                                                       ------------      -----------     -----------     -----------

                Total expenses                               25,668           24,034          51,271          48,096
                                                       ------------      -----------     -----------     -----------

Income before minority interests                             10,396            8,727          20,826          17,665

Less income allocated to minority interests:
        Preferred OP Units                                    1,956              626           3,871           1,252
        Common OP Units                                       1,135            1,137           2,293           2,314
                                                       ------------      -----------     -----------     -----------

Net income                                             $      7,305      $     6,964     $    14,662     $    14,099
                                                       ============      ===========     ===========     ===========

Earnings per common share:
        Basic                                          $       0.42      $      0.40     $      0.85     $      0.82
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.42      $      0.40     $      0.84     $      0.81
                                                       ============      ===========     ===========     ===========

Weighted average common shares
   outstanding - basic                                       17,310           17,160          17,298          17,137
                                                       ============      ===========     ===========     ===========

Distributions declared per common
share outstanding                                      $       0.53      $        --     $      1.04     $      0.51
                                                       ============      ===========     ===========     ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)



                                                                                    2000               1999
                                                                               -------------       ------------
Cash flows from operating activities:
    Net income                                                                     $  14,662       $     14,099
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          2,293              2,314
       Depreciation and amortization                                                  15,224             14,017
       Amortization of deferred financing costs                                          317                404
       Increase in other assets                                                       (3,140)            (3,410)
       Decrease in accounts payable and other liabilities                               (207)            (2,792)
                                                                               -------------       ------------

          Net cash provided by operating activities                                   29,149             24,632
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (35,565)           (28,395)
    Investment in and advances to affiliate                                          (18,592)            (3,323)
    Investments in notes receivable, net                                              (2,311)           (16,927)
                                                                               -------------       ------------

       Net cash used in investing activities                                         (56,468)           (48,645)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 45,000             38,000
    Repayments on notes payable and other debt                                        (1,063)              (976)
    Issuance (repurchase) of common stock
       and operating partnership units, net                                             (267)               918
    Distributions                                                                    (20,975)           (20,083)
    Payments for deferred financing costs                                            --                    (244)
                                                                               -------------       ------------

       Net cash provided by financing activities                                      22,695             17,615
                                                                               -------------       ------------

Net decrease in cash and cash equivalents                                             (4,624)            (6,398)
Cash and cash equivalents, beginning of period                                        11,330              9,646
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       6,706       $      3,248
                                                                               =============       ============

Supplemental Information:
    Conversion of partnership interest to notes receivable                     $      11,011       $         --
    Preferred OP Units issued for rental properties                            $       3,564       $         --
    Debt assumed for rental properties                                         $          --       $      1,700
    Capitalized lease obligation for rental properties                         $          --       $     10,605


    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC

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

       The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc. ("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock of Sun Homes is owned by two officers of the Company and the estate of a former officer of the Company who collectively are entitled to receive 5 percent of the operating cash flow of Sun Homes.

       As of June 30, 2000, "SunChamp", a joint venture among the Company and Champion Enterprises, Inc., owned ten communities under initial development. The Company accounts for its investment utilizing the equity method of accounting.


2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                              --------------    -----------------
              Land                                                            $      78,121      $        76,069
              Land improvements and buildings                                       747,078              720,662
              Furniture, fixtures, equipment                                         17,730               16,943
              Land held for future development                                       16,331               17,046
              Property under development                                             27,565               16,976
                                                                              -------------      ---------------
                                                                                    886,825              847,696
              Accumulated depreciation                                              105,692               92,558
                                                                              -------------      ---------------

              Rental property, net                                            $     781,133      $       755,138
                                                                              =============      ===============

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     NOTES AND OTHER RECEIVABLES:

       Notes receivable consisted of the following (in thousands):

                                                                                  June 30,         December 31,
                                                                                    2000               1999
                                                                              -------------      ---------------
          Mortgage notes receivable with minimum monthly interest payments ranging from 7% to LIBOR + 3.25%, maturing from May 2002 through
              June 2012, collateralized by four communities                   $      29,555      $        15,093

          Note receivable, bears interest at LIBOR
              + 2.35% and payable on demand                                          41,307               40,794

          Note receivable, bears interest at 9.75% and
              matures September 2005                                                  4,000                4,000

          Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 11%
              and 21 years, respectively.                                            17,348               18,635
          Notes receivable, other, various interest rates
              ranging from 6% to 9.5% or
              prime + 1.5%, various maturity dates
              through December 31, 2003.                                              1,562                1,562

          Other receivables                                                          13,173               13,344
                                                                              -------------      ---------------

                                                                              $     106,945      $        93,428
                                                                              =============      ===============


Officers' notes which are presented in stockholders' equity are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 366,206 shares of the Company"s common stock and 127,794 OP Units with substantial personal recourse.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):


                                                                                 June 30,           December 31,
                                                                                   2000                1999
                                                                              --------------     ---------------
        Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                         $        43,664    $        43,927
        Senior notes, interest at 7.375%, due May 1, 2001                             65,000             65,000
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000             85,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000             35,000
        Callable/redeemable notes, interest at 6.77%, due
               May 14, 2015, callable/redeemable May 16, 2005                         65,000             65,000
        Capitalized lease obligations, interest ranging from
               5.5% to 6.3%, due June 2001 through
               January 2004                                                           36,326             36,620
        Mortgage notes, other                                                         23,511             24,017
                                                                             ---------------    ---------------

                                                                             $       353,501    $       354,564
                                                                             ===============    ===============


The Company had $33 million available to borrow under its $125 million line of credit at June 30, 2000. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.   EARNINGS PER SHARE (IN THOUSANDS):


                                                            For the Three Months             For the Six Months
                                                                Ended June 30,                  Ended June 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------

     Earnings used for basic and diluted
       earnings per share computation                  $      7,305      $     6,964     $    14,662     $    14,099
                                                       ============      ===========     ===========     ===========

     Total shares used for basic earnings
        per share                                            17,310           17,160          17,298          17,137
     Dilutive securities, principally
       stock options                                            123              193              91             155
                                                       ------------      -----------     -----------     -----------
     Total shares used for diluted earnings
       per share computation                                 17,433           17,353          17,389          17,292
                                                       ============      ===========     ===========     ===========


Diluted earnings per share reflect the potential dilution that would occur if securities were exercised or converted into common stock. Convertible Preferred OP Units are excluded from the computations as their inclusion would have an antidilutive effect on earnings per share in 2000 and 1999.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2000 and 1999

For the six months ended June 30, 2000, income before minority interests increased by 17.9 percent from $17.7 million to $20.8 million, when compared to the six months ended June 30, 1999. The increase was due to increased revenues of $6.3 million while expenses increased by $3.2 million.

Income from property increased by $4.1 million from $62.0 million to $66.1 million, or 6.7 percent, due primarily to rent increases and other community revenues ($3.2 million), lease up of manufactured home sites including new developments ($1.8 million), and acquisitions ($1.5 million), offset by a revenue reduction of $2.4 million due to the sale of four communities during 1999.

Other income increased by $2.2 million from $3.8 million to $6.0 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.6 million from $13.3 million to $13.9 million, or 4.4 percent, due primarily to acquisitions.

Real estate taxes increased by $0.1 million from $4.4 million to $4.5 million primarily due to acquisitions and changes in property tax assessments.

Property management expenses increased by $0.2 million from $1.2 million to $1.4 million representing 2.2 percent and 2.0 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses increased by $0.2 million from $1.9 million to $2.1 million, representing 2.8 percent of total revenues in 2000 and 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $5.3 million from $44.9 million to $50.2 million. EBITDA as a percent of revenues increased to 69.6 percent in 2000 compared to 68.3 percent in 1999.

Depreciation and amortization increased by $1.2 million from $14.0 million to $15.2 million, or 8.6 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $0.9 million from $13.3 million to $14.2 million, or 6.7 percent, due primarily to investment in rental property and investment in and advances to affiliates.

                             SUN COMMUNITIES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended June 30, 2000 and 1999

For the three months ended June 30, 2000, income before minority interests increased by 19.1 percent from $8.7 million to $10.4 million, when compared to the three months ended June 30, 1999. The increase was due to increased revenues of $3.3 million while expenses increased by $1.6 million.

Income from property increased by $2.4 million from $30.6 million to $33.0 million, or 7.8 percent, due primarily to rent increases and other community revenues ($1.5 million), lease up of manufactured home sites including new developments ($1.1 million), and acquisitions ($0.9 million), offset by a revenue reduction of $1.1 million due to the sale of four communities during 1999.

Other income increased by $0.9 million from $2.2 million to $3.1 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.3 million from $6.4 million to $6.7 million, or 4.1 percent, due primarily to acquisitions.

Real estate taxes increased by $0.1 million from $2.2 million to $2.3 million primarily due to acquisitions and changes in property tax assessments.

Property management expenses increased by $0.1 million from $0.6 million to $0.7 million representing 2.2 percent and 2.1 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses remained constant at $1.0 million, representing 2.8 percent and 2.9 percent of total revenues in 2000 and 1999, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.9 million from $22.5 million to $25.4 million. EBITDA as a percent of revenues increased to 70.4 percent in 2000 compared to 68.7 percent in 1999.

Depreciation and amortization increased by $0.5 million from $7.1 million to $7.7 million, or 7.6 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $0.6 million from $6.7 million to $7.3 million, or
9.8 percent, due primarily to investment in rental property and investment in and advances to affiliates.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and June 30, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The table includes sites where the Company is providing financing and managing the properties. Such amounts relate to the total portfolio data and include 923 sites in 2000 and 1999.




                                                                   SAME PROPERTY                TOTAL PORTFOLIO
                                                            -------------------------    ----------------------------
                                                               2000           1999            2000            1999
                                                            -----------    ----------    ------------     -----------
Income from property                                        $    49,712    $   47,103    $     66,076     $    61,941
                                                            -----------    ----------    ------------     -----------
Property operating expenses:
        Property operating and maintenance                        3,870         3,553          13,875          13,289
        Real estate taxes                                         8,831         8,445           4,518           4,411
                                                            -----------    ----------    ------------     -----------
                Property operating expenses                      12,701        11,998          18,393          17,700
                                                            -----------    ----------    ------------     -----------

Property EBITDA                                             $    37,011    $   35,105    $     47,683     $    44,241
                                                            ===========    ==========    ============     ===========


Number of operating properties                                       88            88             118 (2)         108
Developed sites                                                  30,000        29,463          39,896 (2)      38,500
Occupied sites                                                   28,623        28,054          36,631          35,600
Occupancy %                                                       95.4%         95.2%           95.4% (1)       94.7% (1)
Weighted average monthly rent per site                      $       287    $      274    $        284 (1)  $      274 (1)
Sites available for development                                   1,711         2,156           9,434 (3)       7,763
Sites planned for development in current year                       267           723           1,830 (3)       2,343


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites and sites owned through a joint venture.
(2) Includes 7 communities and 1,255 developed sites owned through joint ventures.
(3) Includes 3,590 sites available for development and 640 sites planned for development owned through joint ventures.

On a same property basis, property revenues increased by $2.6 million from $47.1 million to $49.7 million, or 5.5 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 569 leased sites at June 30, 2000 compared to June 30, 1999.

Property operating expenses increased by $0.7 million from $12.0 million to $12.7 million or 5.9 percent, due to increased occupancies and costs. Property EBITDA increased by $1.9 million from $35.1 million to $37.0 million, or 5.4 percent.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $4.6 million to $6.7 million at June 30, 2000 compared to $11.3 million at December 31, 1999 because cash used in investing activities exceeded cash provided by operating and financing activities.

Net cash provided by operating activities increased by $4.5 million to $29.1 million for the six months ended June 30, 2000 compared to $24.6 million for the same period in 1999. This increase was primarily due to a $2.8 million change in accounts payable and other liabilities and other assets and a $1.7 million increase in income before minority interests and depreciation and amortization.

Net cash used in investing activities increased by $7.8 million to $56.5 million from $48.7 million primarily due to a $15.2 million increase in investment in and advances to affiliates and a $7.2 million increase in rental property acquisition activities offset by a $14.6 million decrease in investments in notes receivable, net.

Net cash provided by financing activities increased by $5.1 million to $22.7 million for the six months ended June 30, 2000 compared to $17.6 million for the same period in 1999. This increase was primarily because of a $7.0 million increase in borrowings on the line of credit offset by a $1.2 million reduction in proceeds from common stock and operating partnership units and a $0.9 million increase in distributions.

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

At June 30, 2000, the Company"s debt to total market capitalization ratio approximated 36.5% (assuming conversion of all Common and Preferred OP Units into shares of common stock). The debt has a weighted average maturity of approximately 5.3 years and a weighted average interest rate of 7.2%.

Recurring capital expenditures approximated $2.0 million for the six months ended June 30, 2000.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT"s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for the periods ended June 30, 2000 and 1999 (in thousands):




                                                            For the Three Months              For the Six Months
                                                               Ended June 30,                   Ended June 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
Net income available to common
    shareholders                                       $      7,305      $     6,964     $    14,662     $    14,099
Add:
    Minority interest in earnings to
       common OP Unit holders                                 1,135            1,137           2,293           2,314

    Depreciation and amortization, net
       of corporate office depreciation                       7,613            7,075          15,094          13,897
                                                       ------------      -----------     -----------     -----------

Funds from operations                                  $     16,053      $    15,176     $    32,049     $    30,310
                                                       ============      ===========     ===========     ===========
Weighted average OP Units outstanding
       used for basic FFO per share/unit                     19,999           19,964          20,003          19,950

Dilutive securities:
       Stock options and awards                                 123              193              91             155
       Covertible preferred OP Units                             --            1,183              --           1,230
                                                       ------------      -----------     -----------     -----------
Weighted average OP Units used for
       diluted FFO per share/unit                            20,122           21,340          20,094          21,335
                                                       ============      ===========     ===========     ===========

FFO, per share/unit
        Basic                                          $       0.80      $      0.76     $      1.60     $      1.52
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.80      $      0.74     $      1.60     $      1.48
                                                       ============      ===========     ===========     ===========

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

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Such uncertainties and factors include the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders, and those referenced in the section entitled "Risk Factors" of the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 15, 2000.

Such factors include, but are not limited to, the following: (i) changes in the general economic climate; (ii) increased competition in the geographic areas in which the Company owns and operates manufactured housing communities; (iii) changes in government laws and regulations affecting manufactured housing communities; (iv) the ability of manufactured home buyers to obtain financing;
(v) the level of repossessions by manufactured home lenders; and (vi) the ability of the Company to continue to identify, negotiate and acquire manufactured housing communities and/or vacant land which may be developed into manufactured housing communities on terms favorable to the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at June 30, 2000 and December 31, 1999.

                              SUN COMMUNITIES, INC.

PART II

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 14, 2000, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

     (a) The election of two directors to serve until the 2003 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:


                                                                       Votes Against            Abstentions or
                         Name                    Votes For              or Withheld            Broker Non-Votes
                  -------------------          -------------         ------------------        ----------------
                  Paul D. Lapides               14,821,669                   0                       22,482
                  Ted J. Simon                  14,820,169                   0                       23,982



ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

            EXHIBIT NO.                    DESCRIPTION

                27                         Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                              SUN COMMUNITIES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2000



                            SUN COMMUNITIES, INC.

                            BY: /s/ Jeffrey P. Jorissen
                               -----------------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer
                                    and Secretary

                              SUN COMMUNITIES, INC.

                                  EXHIBIT INDEX



                                                                         PAGE
                                                      FILED             NUMBER
EXHIBIT NO.             DESCRIPTION                  HEREWITH           HEREIN

27                      Financial Data Schedule         X