Form 10-Q
period 2000-09-30
SUN COMMUNITIES INC
filed 2000-11-13
CIK 912593

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

    17,494,478 shares of Common Stock, $.01 par value as of October 31, 2000

                              SUN COMMUNITIES, INC.

                                      INDEX




                                                                                                              PAGES
                                                                                                              -----

PART I

Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2000 and
                           December 31, 1999                                                                      3

                  Consolidated Statements of Income for the Periods
                           Ended September 30, 2000 and 1999                                                      4

                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 2000 and 1999                                                      5

                  Notes to Consolidated Financial Statements                                                    6-9


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                10-16



PART II


Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                                17

Item 6.(b)        Reports on Form 8-K                                                                            17

                  Signatures                                                                                     18

                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                 (IN THOUSANDS)


                                                                              2000                 1999
                                                                        ---------------        -------------

                       ASSETS
Investment in rental property, net                                      $       785,791        $     755,138
Cash and cash equivalents                                                        21,088               11,330
Notes and other receivables                                                     116,797              101,158
Investment in and advances to affiliates                                          7,163                8,605
Other assets                                                                     32,533               27,801
                                                                        ---------------        -------------

                    Total assets                                        $       963,372        $     904,032
                                                                        ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $         -            $      47,000
     Debt                                                                       452,884              354,564
     Accounts payable and accrued expenses                                       23,669               17,616
     Deposits and other liabilities                                               8,137                8,660
                                                                        ---------------        -------------

                    Total liabilities                                           484,690              427,840
                                                                        ---------------        -------------

Minority interests                                                              141,172              137,834
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,502 and 17,459 issued and
         outstanding in 2000 and 1999, respectively                                 175                  174
     Paid-in capital                                                            393,460              393,360
     Officers' notes                                                            (11,257)             (11,452)
     Unearned compensation                                                       (4,967)              (5,459)
     Distributions in excess of accumulated earnings                            (39,901)             (38,265)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  337,510              338,358
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $       963,372        $     904,032
                                                                        ===============        =============

    The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                    (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                            For the Three Months            For the Nine Months
                                                             Ended September 30,            Ended September 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     33,141      $    31,310     $    99,217     $    93,251
        Other income                                          3,872            2,823           9,893           6,643
                                                       ------------      -----------     -----------     -----------

                Total revenues                               37,013           34,133         109,110          99,894
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    7,504            7,118          21,379          20,407
        Real estate taxes                                     2,300            2,255           6,818           6,666
        Property management                                     732              713           2,181           1,970
        General and administrative                              928              890           2,980           2,752
        Depreciation and amortization                         7,846            7,277          23,070          21,294
        Interest                                              7,503            7,153          21,656          20,413
                                                       ------------      -----------     -----------     -----------

                Total expenses                               26,813           25,406          78,084          73,502
                                                       ------------      -----------     -----------     -----------

Income before other, net and minority interests              10,200            8,727          31,026          26,392
Other, net                                                    4,619            -               4,619           -
                                                       ------------      -----------     -----------     -----------
Income before minority interests                             14,819            8,727          35,645          26,392

Less income allocated to minority interests:
        Preferred OP Units                                    1,977              627           5,848           1,879
        Common OP Units                                       1,725            1,115           4,018           3,429
                                                       ------------      -----------     -----------     -----------

Net income                                             $     11,117      $     6,985     $    25,779     $    21,084
                                                       ============      ===========     ===========     ===========

Earnings per common share:
        Basic                                          $       0.64      $      0.41     $      1.49     $      1.23
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.64      $      0.40     $      1.48     $      1.21
                                                       ============      ===========     ===========     ===========

Weighted average common shares outstanding:
        Basic                                                17,312           17,223          17,303          17,165
                                                       ============      ===========     ===========     ===========
        Diluted                                              17,404           17,400          17,394          17,326
                                                       ============      ===========     ===========     ===========

Distributions declared per common
   share outstanding                                   $       0.53      $      0.51     $      1.57     $      1.02
                                                       ============      ===========     ===========     ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                     2000               1999
                                                                               --------------      ------------
Cash flows from operating activities:
    Net income                                                                 $      25,779       $     21,084
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          4,018              3,429
       Other, net                                                                     (4,619)             --
       Depreciation and amortization                                                  23,070             21,294
       Amortization of deferred financing costs                                          658                658
       Increase in other assets                                                       (6,896)            (9,713)
       Increase in accounts payable and other liabilities                              5,530              6,900
                                                                               -------------       ------------

          Net cash provided by operating activities                                   47,540             43,652
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (50,177)           (57,963)
    Investment in and advances to affiliate                                            1,442              1,693
    Proceeds related to asset sales                                                    7,720             12,534
    Investments in notes receivable, net                                             (15,444)           (24,298)
                                                                               -------------       ------------

          Net cash used in investing activities                                      (56,459)           (68,034)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                   (47,000)            12,000
    Proceeds from notes payable                                                      100,000              -
    Repayments on notes payable and other debt                                        (1,680)            (1,277)
    Issuance of common stock
       and operating partnership units, net                                               84             51,726
    Distributions                                                                    (31,642)           (30,352)
    Payments for deferred financing costs                                             (1,085)            (1,387)
                                                                               ------------        ------------

          Net cash provided by financing activities                                   18,677             30,710
                                                                               -------------       ------------

Net increase and cash equivalents                                                      9,758              6,328
Cash and cash equivalents, beginning of period                                        11,330              9,646
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $      21,088       $     15,974
                                                                               =============       ============

Supplemental Information:
    Preferred OP Units issued for rental properties                            $       3,564       $      --
    Debt assumed for rental properties                                         $       --          $      1,700
    Capitalized lease obligation for rental properties                         $       --          $     10,605

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

       Sun Communities Operating Limited Partnership (the "Operating Partnership") owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc. ("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock of Sun Homes is owned by two officers of the Company and the estate of a former officer of the Company who collectively are entitled to receive 5 percent of the operating cash flow of Sun Homes.



2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                              September 30,       December 31,
                                                                                   2000                1999
                                                                              -------------      ---------------
              Land                                                            $      77,878      $        76,069
              Land improvements and buildings                                       749,750              720,662
              Furniture, fixtures, equipment                                         18,008               16,943
              Land held for future development                                       16,490               17,046
              Property under development                                             35,641               16,976
                                                                              -------------      ---------------
                                                                                    897,767              847,696
              Accumulated depreciation                                              111,976               92,558
                                                                              -------------      ---------------

              Rental property, net                                            $     785,791      $       755,138
                                                                              =============      ===============

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     NOTES AND OTHER RECEIVABLES:

       Notes receivable consisted of the following (in thousands):

                                                                                    September 30,       December 31,
                                                                                        2000               1999
                                                                                    -------------      ---------------
          Mortgage notes receivable with minimum monthly interest payments ranging from 7.0% to LIBOR + 5.0%, maturing from May 2002
              June 2012, collateralized by manufactured home
              through communities                                                   $      54,615      $        23,277

          Note receivable, bears interest at LIBOR
              + 2.35% and payable on demand                                                27,560               40,794

          Note receivable, bears interest at 9.75% and
              matures September 2005                                                        4,000                4,000

          Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity
              of 11% and 21 years, respectively.                                           16,886               18,635
          Other receivables                                                                13,736               14,452
                                                                                    -------------      ---------------

                                                                                    $     116,797      $       101,158
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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBT:
       ----

       The following table sets forth certain information regarding debt (in thousands):

                                                                              September 30,       December 31,
                                                                                   2000                1999
                                                                              --------------     ---------------
        Collateralized term loan, interest at 7.01%,
               due September 9, 2007                                         $        43,530    $        43,927
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000              -
        Senior notes, interest at 7.375%, due May 1, 2001                             65,000             65,000
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000             85,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000             35,000
        Callable/redeemable notes, interest at 6.77%, due
               May 14, 2015, callable/redeemable May 16, 2005                         65,000             65,000
        Capitalized lease obligations, interest ranging from
               5.5% to 6.3%, due June 2001 through
               January 2004                                                           36,169             36,620
        Mortgage notes, other                                                         23,185             24,017
                                                                             ---------------    ---------------

                                                                             $       452,884    $       354,564
                                                                             ===============    ===============

       The Company had its entire $125 million line of credit in available borrowings at September 30, 2000. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.

5.     OTHER INCOME:

       The components of other income are as follows for the periods ended September 30, 2000 and 1999. (in thousands):

                                                            For the Three Months             For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                           2000              1999           2000             1999
                                                       ------------      ------------    ---------       -----------
           Income from affiliate                       $        167      $       768     $       259     $     1,618
           Development fee income                               983              250           1,742             250
           Other income, principally interest                 2,722            1,805           7,892           4,775
                                                       ------------      -----------     -----------     -----------

                                                       $      3,872      $     2,823     $     9,893     $     6,643
                                                       ============      ===========     ===========     ===========

       The $4.6 million gain included in other, net primarily relates to proceeds from the condemnation of certain land in two communities by the state transportation department.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   EARNINGS PER SHARE (IN THOUSANDS):

                                                          For the Three Months            For the Nine Months
                                                          Ended September 30,             Ended September 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------

     Earnings used for basic and diluted
       earnings per share computation                  $     11,117      $     6,985     $    25,779     $    21,084
                                                       ============      ===========     ===========     ===========

     Total shares used for basic earnings
        per share                                            17,312           17,223          17,303          17,165
     Dilutive securities, principally
       stock options                                             92              177              91             161
                                                       ------------      -----------     -----------     -----------
     Total shares used for diluted earnings
       per share computation                                 17,404           17,400          17,394          17,326
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

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2000 and 1999

For the nine months ended September 30, 2000, income before other, net and minority interests increased by 17.6 percent from $26.4 million to $31.0 million, when compared to the nine months ended September 30, 1999. The increase was due to increased revenues of $9.2 million while expenses increased by $4.6 million.

Income from property increased by $6.0 million from $93.2 million to $99.2 million, or 6.4 percent, due primarily to rent increases and other community revenues ($4.5 million), lease up of manufactured home sites including new developments ($2.5 million), and acquisitions ($2.5 million), offset by a revenue reduction of $3.5 million due to the sale of four communities during 1999.

Other income increased by $3.3 million from $6.6 million to $9.9 million due primarily to an increase in interest income from notes receivable ($2.7 million) and development fee income ($1.5 million) offset by a $1.3 million reduction in income from affiliate.

Property operating and maintenance expenses increased by $1.0 million from $20.4 million to $21.4 million, or 4.8 percent, due primarily to acquisitions.

Real estate taxes increased by $0.1 million from $6.7 million to $6.8 million due primarily to acquisitions.

Property management expenses increased by $0.2 million from $2.0 million to $2.2 million representing 2.2 percent and 2.1 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses increased by $0.2 million from $2.8 million to $3.0 million, representing 2.7 percent of total revenues in 2000 and 1999.

Earnings before interest, taxes, depreciation and amortization ("EBITDA" defined as total revenues less property operating and maintenance, real estate taxes, property management and general and administrative expenses) increased by $7.6 million from $68.1 million to $75.7 million. EBITDA as a percent of revenues increased to 69.4 percent in 2000 compared to 68.2 percent in 1999.

Depreciation and amortization increased by $1.8 million from $21.3 million to $23.1 million, or 8.3 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $1.2 million from $20.4 million to $21.6 million, or 6.1 percent, due primarily to additional investments in rental property and notes receivable.

The $4.6 million gain included in other, net primarily relates to proceeds from the condemnation of certain land in two communities by the state transportation department.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended September 30, 2000 and 1999

For the three months ended September 30, 2000, income before other, net and minority interests increased by 16.9 percent from $8.7 million to $10.2 million, when compared to the three months ended September 30, 1999. The increase was due to increased revenues of $2.9 million while expenses increased by $1.4 million.

Income from property increased by $1.8 million from $31.3 million to $33.1 million, or 5.8 percent, due primarily to rent increases and other community revenues ($1.3 million), acquisitions ($1.0 million) and lease up of manufactured home sites including new developments ($0.6 million), offset by a revenue reduction of $1.1 million due to the sale of four communities during 1999.

Other income increased by $1.1 million from $2.8 million to $3.9 million due primarily to an increase in interest income from notes receivable ($0.7 million) and development fee income ($0.7 million) offset by a $0.6 million reduction in income from affiliate.

Property operating and maintenance expenses increased by $0.4 million from $7.1 million to $7.5 million, or 5.4 percent, due primarily to acquisitions.

Real estate taxes remained constant at $2.3 million.

Property management expenses remained constant at $0.7 million representing 2.2 percent and 2.3 percent of income from property in 2000 and 1999, respectively.

General and administrative expenses remained constant at $0.9 million, representing 2.5 percent and 2.6 percent of total revenues in 2000 and 1999, respectively.

EBITDA increased by $2.4 million from $23.1 million to $25.5 million. EBITDA as a percent of revenues increased to 69.0 percent in 2000 compared to 67.8 percent in 1999.

Depreciation and amortization increased by $0.6 million from $7.3 million to $7.9 million, or 7.8 percent, due primarily to acquisitions and development of communities in 2000 and 1999.

Interest expense increased by $0.3 million from $7.2 million to $7.5 million, or
4.9 percent, due primarily to additional investments in rental property and notes receivable.

The $4.6 million gain included in other, net primarily relates to proceeds from the condemnation of certain land in two communities by the state transportation department.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and September 30, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The total portfolio column differentiates from the same property column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities and income related to dealer and manufacturer agreements.

                                                                  SAME PROPERTY                  TOTAL PORTFOLIO
                                                            -------------------------        -------------------------
                                                               2000           1999               2000          1999
                                                            ----------     ----------        ----------     ----------
Income from property                                        $   74,946     $   71,169        $   99,217     $   93,251
                                                            ----------     ----------        ----------     ----------
Property operating expenses:
        Property operating and maintenance                      13,708         13,162            21,379         20,407
        Real estate taxes                                        5,805          5,328             6,818          6,666
                                                            ----------     ----------        ----------     ----------
                Property operating expenses                     19,513         18,490            28,197         27,073
                                                            -----------    ----------        -----------    ----------

Property EBITDA                                             $   55,433     $   52,679        $   71,020     $   66,178
                                                            ==========     ==========        ==========     ==========


Number of operating properties                                      88             88               113            110
Developed sites                                                 30,119         29,764            39,340         39,336
Occupied sites                                                  28,662         28,392            36,546         36,325
Occupancy %                                                      95.2%          95.4%             95.0%(1)       94.7%(1)
Weighted average monthly rent per site                      $      289     $      277        $      287(1)  $      276(1)
Sites available for development                                  1,595          1,854             5,481          6,500
Sites planned for development in current year                       59            299               522            550

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites

On a same property basis, property revenues increased by $3.8 million from $71.2 million to $75.0 million, or 5.3 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 270 leased sites at September 30, 2000 compared to September 30, 1999.

Property operating expenses increased by $1.0 million from $18.5 million to $19.5 million or 5.5 percent, due to increased occupancies and costs. Property EBITDA increased by $2.7 million from $52.7 million to $55.4 million, or 5.2 percent.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents increased by $9.8 million to $21.1 million at September 30, 2000 compared to $11.3 million at December 31, 1999 because cash provided by operating and financing activities exceeded cash used in investing activities.

Net cash provided by operating activities increased by $3.9 million to $47.5 million for the nine months ended September 30, 2000 compared to $43.6 million for the same period in 1999. This increase was primarily due to a $2.5 million increase in income before other, net, minority interests and depreciation and amortization and a $2.8 million change in other assets offset by a $1.4 million change in accounts payable and other liabilities.

Net cash used in investing activities decreased by $11.6 million to $56.4 million from $68.0 million primarily due to a $8.8 million decrease in investments in notes receivable, net and a $7.8 million decrease in investment in rental properties, offset by a $4.8 million reduction of proceeds related to asset sales.

Net cash provided by financing activities decreased by $12.0 million to $18.7 million for the nine months ended September 30, 2000 compared to $30.7 million for the same period in 1999. This decrease was primarily because of a $59.0 million reduction in borrowings on the line of credit, a $51.6 million reduction in proceeds from common stock and Operating Partnership units and a $1.3 million increase in distributions offset by proceeds of $100 million received from the August 2000 issuance of senior notes which bear interest at 8.2% and mature August 15, 2008..

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

The terms of $35.8 million of Convertible Preferred Operating Partnership Units were renegotiated in the first quarter of 2000. The conversion price increased from $27 to $36 and the coupon raised from 7% to 9% with equal serialized maturities in January 2003, 2004, 2005 and 2007.

At September 30, 2000, the Company's debt to total market capitalization ratio approximated 37.2% (assuming conversion of all Common and Preferred OP Units into shares of common stock). The debt has a weighted average maturity of approximately 6.3 years and a weighted average interest rate of 7.35%.

Recurring capital expenditures approximated $3.2 million for the nine months ended September 30, 2000.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO and FFO per share for both basic and diluted purposes for the periods ended September 30, 2000 and 1999 (in thousands):

                                                          For the Three Months              For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                           2000             1999            2000            1999
                                                       ------------      -----------     -----------     -----------
Net income                                             $     11,117      $     6,985     $    25,779     $    21,084
Deduct Other, net                                            (4,619)            -             (4,619)          -
Add:
    Minority interest in earnings to
       common OP Unit holders                                 1,725            1,115           4,018           3,429
    Depreciation and amortization, net
       of corporate office depreciation                       7,766            7,217          22,860          21,114
                                                       ------------      -----------     -----------     -----------

Funds from operations - basic                                15,989           15,317          48,038          45,627
Deduct distributions on
  Convertible preferred OP Units                               -                 626           -               1,878
                                                       ------------      -----------     -----------     -----------
Funds from operations - diluted                        $     15,989      $    15,943     $    48,038     $    47,505
                                                       ============      ===========     ===========     ===========

Weighted average common shares and OP Units
  outstanding for basic FFO per share/unit                   19,998           19,971          20,001          19,957
Dilutive securities:
       Stock options and awards                                  92              177              91             161
       Convertible preferred OP Units                            --            1,202              --           1,220
                                                       ------------      -----------     -----------     -----------
Weighted average common shares and OP Units
  outstanding for diluted FFO per share/unit                 20,090           21,350          20,092          21,338
                                                       ============      ===========     ===========     ===========

FFO, per share/unit:
        Basic                                          $       0.80      $      0.77     $      2.40     $      2.29
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.80      $      0.75     $      2.39     $      2.23
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

Recent Accounting Pronouncements
In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). This statement represents guidance and interpretations of basic principles of revenue recognition in existing generally accepted accounting principles (GAAP). As amended, SAB 101 should be implemented no later than fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of evaluating the effect of SAB 101 but does not expect a financial impact.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER CONTINUED:

Recent Accounting Pronouncements, continued

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. This statement will be effective January 1, 2001. There is no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at September 30, 2000 and December 31, 1999.

                              SUN COMMUNITIES, INC.

PART II


ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

            EXHIBIT NO.                    DESCRIPTION
            -----------                    -----------

                 27                        Financial Data Schedule


ITEM 6.(B) - REPORTS ON FORM 8-K

On August 16, 2000, Sun Communities Operating Limited Partnership filed a Form 8-K reporting its issuance of $100 million aggregate principal amount of 8.20% Medium-Term Notes due August 15, 2008.

                              SUN COMMUNITIES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13,  2000



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