Form 10-K405
period 2000-12-31
SUN COMMUNITIES INC
filed 2001-03-30
CIK 912593

                                    FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                      [ X ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                   ---     ----

         As of March 19, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $513,193,961.

         As of March 19, 2001, there were 17,607,511 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Sun Communities, Inc. and its subsidiaries (collectively, the "Company") own, operate and finance manufactured housing communities concentrated in the midwestern and southeastern United States. The Company is a fully integrated real estate company which, together with its affiliates and predecessors, has been in the business of acquiring, operating and expanding manufactured housing communities since 1975. At December 31, 2000, the Company owned and operated or financed a portfolio of 109 developed properties located in fifteen states (the "Properties"), including 99 manufactured housing communities, 5 recreational vehicle communities, and 5 properties containing both manufactured housing and recreational vehicle sites. At December 31, 2000, the Properties contained an aggregate of 38,282 developed sites comprised of 33,620 developed manufactured home sites and 4,662 recreational vehicle sites and an additional 2,392 manufactured home sites suitable for development. In addition, at December 31, 2000, the Company owned four undeveloped properties on which the Company plans to develop an aggregate of approximately 1,856 manufactured home sites. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("Home Services" or "SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         The Company made an election to be taxed as a REIT for federal income tax purposes commencing with the calendar year beginning January 1, 1994, and is self-administered and self-managed.

         The Company's executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and its telephone number is (248) 932-3100. The Company has regional property management offices located in Austin, Texas, Dayton, Ohio, Grand Rapids, Michigan, Elkhart, Indiana and Orlando, Florida. The Company, which is a Maryland corporation, employed 513 people as of December 31, 2000.

STRUCTURE OF THE COMPANY

         The operations of the Company are carried on through certain subsidiaries (the "Subsidiaries"), including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), which, among other things, enables the Company to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs. The Company established the Operating Partnership to allow the Company to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. Substantially all of the Company's assets are held by or through the Operating Partnership, of which the Company is the sole general partner, as well as wholly-owned subsidiaries of the Company. In addition to the Operating Partnership, the Subsidiaries include Home Services, which provides manufactured home sales and other services to current and prospective tenants of the Properties. The Operating Partnership owns 100% of the non-voting preferred stock of Home Services, which entitles the Operating Partnership to 95% of the cash flow from operating activities of Home Services. The voting common stock of Home Services is currently owned by Gary A. Shiffman and Jeffrey P. Jorissen, executive officers of the Company, and the Estate of Milton M. Shiffman, a former executive officer of the Company, entitling them to the remaining 5% of such cash flow from operating activities. Sun

Water Oak Golf, Inc. ("Sun Golf") is a wholly-owned subsidiary of Home Services. Sun Golf was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in November 1994.

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

         The owner of each home in the Company's Properties leases the site on which the home is located. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within the Company's Properties is responsible for the maintenance of his or her home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

         The Company's property management strategy emphasizes intensive, hands-on management by dedicated, on-site district managers and community managers. The Company believes that this on-site focus enables it to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the Company's 513 employees, 448 are located on-site as property managers, support staff, or maintenance personnel.

         The Company's community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 31 years of property management experience, a Senior-Vice President-Operations, three Vice Presidents of Operations and nine Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

         Each district or community manager performs regular inspections in order to continually monitor the property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has an on-site maintenance personnel and management support staff. The Company holds periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

HOME SALES

         Home Services offers manufactured home sales services to tenants and prospective tenants of the Company's Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes in the Properties are sold through Home Services, better control of home quality in the Company's communities can be maintained than if sales services were conducted solely through third-party brokers.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's prospects are subject to certain uncertainties and risks. This report also contains certain forward-looking statements within the meaning of the federal securities laws. The Company's future results could differ materially from its current results, and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, those set forth below, other one-time events and other important factors disclosed previously and from time to time in the Company's other filings with the Securities and Exchange Commission.

         Conflicts of Interest.

                  Failure to Enforce Terms of Home Services Agreement. Gary A. Shiffman, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, the Estate of Milton M. Shiffman (former Chairman of the Board of the Company), and Jeffrey P. Jorissen, Senior Vice President, Treasurer, Chief Financial Officer and Secretary of the Company, are the owners of all of the outstanding common stock of Home Services, and as such are entitled to 5% of the cash flow from the operating activities of Home Services (the Operating Partnership is entitled to 95% of such cash flow). Home Services has entered into an agreement with the Operating Partnership for sales, brokerage, and leasing services. Thus, Messrs. Shiffman and Jorissen will have a conflict of interest with respect to their obligations as officers and/or directors of the Company to enforce the terms of this services agreement due to their right to receive a portion of the cash flow from the operating activities of Home Services. The failure to enforce the material terms of this agreement could have an adverse effect on the Company.

                  Tax Consequences Upon Sale of Properties. Gary A. Shiffman, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, holds limited partnership interests in the Operating Partnership ("Common OP Units") which were received in connection with the sale of 24 Properties the Company acquired from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of Common OP Units for the Company's common stock (the "Common Stock"), Mr. Shiffman will have tax consequences different from those of the Company and its public stockholders on the sale of any of the Sun Partnerships. Therefore, Mr. Shiffman and the Company, as partners in the Operating Partnership, may have different objectives regarding the appropriate pricing and timing of any sale of those Properties.

         Adverse Consequences of Being a Lender. The Company provides financing to Bingham Financial Services Corporation ("Bingham"). Gary A. Shiffman, the Chairman of the Board and President and Chief Executive Officer of the Company, is a director and officer of Bingham, and Arthur A. Weiss, one of the Company's directors, is a director of Bingham. The financing consists of three separate facilities: a $4.0 million subordinated term loan, bearing interest at the rate of 9.75% per annum (the "Term Loan"); a $10.0 million subordinated demand line of credit, bearing interest at a rate of 235 basis points over LIBOR (the "$10 Million Line"); and a $50.0 million subordinated demand line of credit, bearing interest at a rate of 235 basis points over LIBOR (the "$50 Million Line" and, together with the Term Loan and $10 Million Line, the "Subordinated Debt Facilities"). The Term Loan matures on September 30, 2004. As of December 31, 2000, there was $4.0 million outstanding under the Term Loan, no borrowings under the $10 Million Line, and $35.8 million outstanding under the $50 Million Line. The Company has a subordinate security interest in the assets of Bingham to secure Bingham's obligations under the Subordinated Debt Facilities.

         The Subordinated Debt Facilities subject the Company to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. Because the Subordinated Debt Facilities are subordinated to certain senior debt of Bingham, in the event Bingham was unable to meet its obligations under the senior debt facility, the Company's right to receive amounts owed to it under the Subordinated Debt Facilities would be suspended pending payment of the amounts owing under the senior debt facility. In addition, because the security interest securing Bingham's obligations under the Subordinated Debt Facilities is subordinate to the security interest of certain senior debt of Bingham, in the event of a bankruptcy of

Bingham, the Company's right to access Bingham's assets to satisfy the amounts outstanding under the Subordinated Debt Facilities would be subject to the senior debtor's prior rights to the same collateral.

         Adverse Consequences of Being a Borrower. The Company is subject to the risks normally associated with debt financing, including the following risks:

         - cash flow will be insufficient to meet required payments of principal and interest;
         -   existing indebtedness will not be able to be refinanced;
         - the terms of such refinancing will not be as favorable as the terms of such existing indebtedness; and
         - necessary capital expenditures for such purposes as renovations and other improvements will not be able to be financed on favorable terms or at all.

If a property is mortgaged to secure payment of indebtedness and the Company is unable to meet mortgage payments, the property could be transferred to the mortgagee with a consequent loss of income and asset value to the Company.

         As of December 31, 2000, the Company had outstanding $66.5 million of indebtedness that is collateralized by mortgage liens on sixteen of the Properties (the "Mortgage Debt"). In addition, as of December 31, 2000, the Company had entered into four capitalized lease obligations having an aggregate value of $36.0 million. Each capitalized lease obligation involves a lease for a manufactured housing community providing that the Company will lease the community for a certain number of years and then have the option to purchase the community at or prior to the end of the lease term. In each case, if the Company fails to exercise its purchase right, the landlord has the right to require the Company to buy the property at the same price for which it had the purchase option. If the Company fails to meet its obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt. If the Company fails to satisfy its lease obligations or an obligation to purchase the property, the landlord/seller would be entitled to evict the Company from the property. In each event, this could have a material adverse effect on the Company and its ability to make expected distributions, and could threaten its continued viability.

         Changes in Investment and Financing Policies Without Stockholder Approval. The Company's investment and financing policies, and its policies with respect to certain other activities, including growth, debt, capitalization, distributions, real estate investment trust ("REIT") status, and operating policies, are determined by the Board of Directors. Although the Board of Directors has no present intention to do so, these policies may be amended or revised from time to time at the discretion of the Board of Directors without notice to or a vote of the Company's stockholders. Accordingly, stockholders may not have control over changes in the Company's policies, and changes in the Company's policies may not fully serve the interests of all stockholders.

         Dependence on Key Personnel. The Company is dependent on the efforts of its executive officers, particularly Gary Shiffman, Jeffrey Jorissen and Brian Fannon (together, the "Senior Officers"). While the Company believes that it could find replacements for these key personnel, the loss of their services could have a temporary adverse effect on the Company's operations. The Company does not currently maintain or contemplate obtaining any "key-man" life insurance on the Senior Officers.

          Ownership Limit and Limits on Changes in Control.

                  9.8% Ownership Limit. In order to qualify and maintain its qualification as a REIT, not more than 50% of the outstanding shares of the Company's capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of the Company's outstanding shares of Common Stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining the Company's qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions in the Company's charter do not apply to Mr. Shiffman, the Estate of Milton M. Shiffman and Robert B. Bayer, a former director and officer of the Company.

                  The 9.8% ownership limit, as well as the Company's ability to issue additional shares of Common Stock or shares of other stock (which may have rights and preferences over the Common Stock), may discourage a change of control of the Company and may also: (1) deter tender offers for the Common Stock, which offers may be advantageous to the Company's stockholders; and (2) limit the opportunity for stockholders to receive a premium for their Common Stock that might otherwise exist if an investor were attempting to assemble a block of Common Stock in excess of 9.8% of the outstanding shares of the Company or otherwise effect a change of control of the Company.

                  Staggered Board. The Board of Directors has been divided into three classes of directors. The term of one class will expire each year. Directors for each class will be chosen for a three-year term upon the expiration of such class's term, and the directors in the other two classes will continue in office. The staggered terms for directors may affect the stockholders' ability to change control of the Company even if a change in control were in the stockholders' interest.

                  Preferred Stock. The Company's charter authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of Common Stock) of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

                  Rights Plan. The Company adopted a stockholders rights plan in 1998 that provides that the Company's stockholders (other than a stockholder attempting to acquire a 15% or greater interest in the Company) will have the right to purchase stock in the Company at a discount in the event any person attempts to acquire a 15% or greater interest in the Company. Because this plan could make it more expensive for a person to acquire a controlling interest in the Company, it could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

         Real Estate Investment Considerations.

                  General. Income from real property investments, and the Company's ability to make expected distributions to stockholders, may be adversely affected by:

                  -   the general economic climate;

                  - local conditions such as oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

                  -   the attractiveness of the Properties to tenants;

                  -   zoning or other regulatory restrictions;

                  - competition from other available manufactured housing sites and alternative forms of housing (such as apartment buildings and site-built single-family homes); or

                  - the ability to provide adequate maintenance and insurance, and increased operating costs (including insurance premiums and real estate taxes).

                  The Company's income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If the Company were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then funds from operations and ability to make expected distributions to stockholders could be adversely affected. In addition, certain expenditures associated with each equity investment (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit the Company's ability to vary its portfolio in response to changes in economic or other conditions.

                  Competition. All of the Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material effect on the Company's ability to lease sites and on rents charged at the Properties or at any newly acquired properties. The Company competes with others with greater resources and whose officers and directors have more experience than its officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

                  Changes in Laws. Costs resulting from changes in real estate tax laws generally may be passed through to tenants and will not affect the Company. Increases in income, service or other taxes, however, generally are not passed through to tenants under leases and may adversely affect the Company's funds from operations and its ability to make distributions to stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect the Company's funds from operations and our ability to make distributions to stockholders.

                  Investments in Real Estate and Installment Loans. As of December 31, 2000, the Company had an investment of approximately $49.1 million in real estate loans to several entities and Properties which are secured by a first lien on the underlying property. The Company holds subordinated notes for approximately $11.4 million which are secured by a lien on the underlying real estate subordinate to the lien held by the primary lender. Also, as of December 31, 2000, it had outstanding approximately $32.4 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. In addition, the Company may invest in additional mortgages and installment loans in the future. By virtue of its investment in the mortgages and the loans, the Company is subject to the following risks of such investment:

                  - the borrowers may not be able to make debt service payments or pay principal when due;

                  - the value of property securing the mortgages and loans may be less than the amounts owed; and

                  - interest rates payable on the mortgages and loans may be lower than the Company's cost of funds.

         If any of the above occurred, funds from operations and the Company's ability to make expected distributions to stockholders could be adversely affected.

                  Development of New Communities. The Company is engaged in the development of new communities. The manufactured housing community development business involves significant risks in addition to those involved in the ownership and operation of established manufactured housing communities, including the following risks:

                  - financing may not be available on favorable terms for development projects;

                  - construction and lease-up may not be completed on schedule resulting in increased debt service expense and construction costs;

                  - long-term financing may not be available upon completion of construction; and

                  -   sites may not be leased on profitable terms.

         If any of the above occurred, the Company's ability to make expected distributions to stockholders could be adversely affected.

                  Rent Control Legislation. State and local rent control laws in certain jurisdictions may limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain Properties are located, and the Company may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

                  Environmental Matters. Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management, and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, is potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

                  All of the Properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that would have a material adverse effect on the Company's business. No assurances can be given that existing environmental studies of the Properties reveal all environmental liabilities, that any prior owner of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more Properties.

                  Uninsured Loss. The Company maintains comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance coverage on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, the Company could lose both its investment in and anticipated profits and cash flow from the affected property which could adversely affect the Company's ability to make distributions to its stockholders.

         Adverse Consequences of Failure to Qualify as a REIT.

                  Taxation as a Corporation. The Company expects to qualify and has made an election to be taxed as a REIT under the Code, commencing with the calendar year beginning January 1, 1994. Although the Company believes that it is organized and will operate in such a manner, no assurance can be given that it is organized or will be able to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company's control.

                  If the Company were to fail to qualify as a REIT in any taxable year, it would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, it also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce the Company's net earnings available for investment or distribution to stockholders because of the additional tax liability of the Company for the years involved. In addition, distributions to stockholders would no longer be required to be made.

                  Other Tax Liabilities. Even though the Company qualifies as a REIT, it is subject to certain Federal, state and local taxes on its income and property. In addition, its sales operations, which are conducted through Home Services, generally will be subject to Federal income tax at regular corporate rates.

                  REIT Modernization Act. In December 1999, the REIT Modernization Act ("RMA") was signed into law. The RMA contains several provisions that will allow REIT's to create a taxable REIT subsidiary ("TRS") that can provide services to residents and others without disqualifying the rents that a REIT receives from its residents. Furthermore, RMA changes the minimum distribution requirement from 95 percent to 90 percent of the REIT's taxable income, which will allow REIT's to reinvest a larger percentage of capital into their real estate assets or repay their existing debt.

         Adverse Effect of Distribution Requirements. The Company may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned, but not yet received. In such event, it could have taxable income without sufficient cash to enable the Company to meet the distribution requirements of a REIT. Accordingly, it could be required to borrow funds or liquidate investments on adverse terms in order to meet such distribution requirements.

         Adverse Consequences of Failure to Qualify as a Partnership. The Company believes that the Operating Partnership and other various Company subsidiary partnerships have each been organized as partnerships and will qualify for treatment as such under the Code. If the Operating Partnership and such other partnerships fail to qualify for such treatment under the Code, the Company would cease to qualify as a REIT, and the Operating Partnership and such other partnerships would be subject to Federal income tax (including any alternative minimum tax) on their income at corporate rates.

         Adverse Effect on Price of Shares Available for Future Sale. Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2000, up to 4,091,889 shares of Common Stock may be issued in the future to the limited partners of the Operating Partnership (both Common and Preferred OP Units). The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, will be issued Common OP Units with a value of approximately $1,000,000 annually through 2009. In addition, as of December 31, 2000, 2,119,514 shares of Common Stock have been reserved for issuance pursuant to the Company's 1993 Employee Stock Option Plan and 1993 Non-Employee Director Stock Option Plan (the "Plans"). Under the Plans options for 553,378 shares have been exercised, and 188,750 shares of restricted stock have been issued as of December 31, 2000. Mr. Shiffman's employment agreement provides for incentive compensation payable in shares of Common Stock. The Company has also reserved 240,000 shares of Common Stock for issuance commencing January 31, 2002 pursuant to its Long Term Incentive Plan which is for the benefit of all salaried employees, other than officers, employed with the Company on or prior to December 31, 2000. No prediction can be made regarding the effect that future sales of shares of Common Stock will have on the market price of shares.

         Adverse Effect of Market Interest Rates on Price of Common Stock. One of the factors that may influence the price of the Common Stock in the public market will be the annual distributions to stockholders relative to the prevailing market price of the Common Stock. An increase in market interest rates may tend to make the Common Stock less attractive relative to other investments, which could adversely affect the market price of Common Stock.

ITEM 2. PROPERTIES

         General. At December 31, 2000, the Properties consisted of 99 manufactured housing communities, 5 recreational vehicle communities, and 5 properties containing both manufactured housing and recreational vehicle sites located in fifteen states concentrated in the midwestern and southeastern United States. At December 31, 2000, the Properties contained 38,282 developed sites comprised of 33,620 developed manufactured home sites and 4,662 recreational vehicle sites and an additional 2,392 manufactured home sites suitable for development. In addition, at December 31, 2000, the Company owned four undeveloped properties on which the Company plans to develop an aggregate of approximately 1,856 manufactured home sites. Most of the Properties include amenities oriented towards family and retirement living. Of the 109 Properties, 53 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         The Properties had an aggregate occupancy rate of 95.0% as of December 31, 2000, excluding recreational vehicle sites. Since January 1, 2000, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.4% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.6%.

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

         The following table sets forth certain information relating to the Properties owned or financed as of December 31, 2000:

                             DEVELOPED      OCCUPANCY          OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF              AS OF          AS OF
PROPERTY AND LOCATION        12/31/00      12/31/98(1)        12/31/99(1)    12/31/00(1)
---------------------       -----------    ------------       -----------    -----------
MIDWEST
  MICHIGAN
Allendale                       352             82%                95%             98%
  Allendale, MI
Alpine                          381             99%                99%             99%
  Grand Rapids, MI
Bedford Hills                   339            100%                99%             98%
  Battle Creek, MI
Brentwood                       195             98%                99%             99%
  Kentwood, MI
Byron Center                    143             99%                99%             99%
  Byron Center, MI
Candlewick Court                211            100%                96%             95%
  Owosso, MI
College Park Estates            230             99%                98%            100%
  Canton, MI
Continental Estates             385             93%                88%             84%
  Davison, MI
Continental North               474             70%(6)             84%             88%
  Davison, MI
Country Acres                   182             99%                99%             96%
  Cadillac, MI
Country Meadows                 577            100%               100%            100%
  Flat Rock, MI
Countryside Village             360             97%                96%             96%
  Perry, MI
Creekwood                       336             86%(6)             94%             96%
  Burton, MI
Cutler Estates                  258             98%                99%             98%
  Grand Rapids, MI
Davison East                    190             97%                95%             89%
  Davison, MI
Fisherman's Cove                162             98%                97%             99%
  Flint, MI
Grand                           201             96%                98%             99%
  Grand Rapids, MI
Hamlin                          147             99%               100%            100%
  Webberville, MI
Kensington Meadows              290             80%                95%             97%
  Lansing, MI
Kings Court                     639             98%               100%             98%
  Traverse City, MI
Lafayette Place                 254             97%                99%             98%
  Metro Detroit, MI
 Lincoln Estates                191             99%                98%             99%
  Holland, MI
Maple Grove Estates              46            100%               100%            100%
  Dorr, MI

                             DEVELOPED      OCCUPANCY          OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF              AS OF          AS OF
PROPERTY AND LOCATION        12/31/00      12/31/98 (1)       12/31/99(1)    12/31/00(1)
---------------------       -----------    ------------       -----------    -----------
Meadow Lake Estates              425          100%               99%              100%
  White Lake, MI
Meadowbrook Estates              453          100%              100%               99%
  Monroe, MI
Meadowstream Village             159           97%               97%               98%
  Sodus, MI
Parkwood                         249           99%               94%               93%
  Grand Blanc, MI
Presidential                     364           99%               98%               98%
  Hudsonville, MI
Richmond Place (8) (2)           117           98%               99%               99%
  Metro Detroit, MI
Scio Farms                       913          100%              100%              100%
  Ann Arbor, MI
Sherman Oaks                     366           99%               98%               99%
  Jackson, MI
St. Clair Place (8) (2)          100           99%               99%               99%
  Metro Detroit, MI
Timberline Estates               296           98%               97%              100%
  Grand Rapids, MI
Town & Country                   192           99%               99%               99%
  Traverse City, MI
Westpointe Academy (3)           441           (3)               (3)               99%
   Canton, MI
White Lake                       268           99%              100%              100%
  White Lake, MI
White Oak Estates                480           88%(6)            92%               85%
  Mt. Morris, MI
Windham Estates                  353           59%(6)            78%(6)            88%
  Jackson, MI
Woodhaven Place (8) (2)          220          100%               99%               99%
  Metro Detroit, MI
Village Trails                   100           82%               64%(6)            77%
  Howard City, MI             ------          ---               ---               ---
Michigan Total                12,039           95%               96%               96%
                              ======          ===               ===               ===

  INDIANA
Brookside Village                570           84%(6)            87%(6)            93%
  Goshen, IN
Carrington Pointe                320           55%(6)            88%(6)            89%
  Ft. Wayne, IN
Clear Water Village              227           96%               98%               95%
  South Bend, IN
Cobus Green                      386           99%               97%               94%
  Elkhart, IN
Deerfield Run (6)                172           (4)               59%(6)            75%(6)
   Anderson, IN
Four Seasons (3)                 218           (3)               (3)               96%
   Elkhart, IN
Holiday Village                  326           99%               98%               99%
  Elkhart, IN
Liberty Farms                    220          100%               98%              100%
  Valparaiso, IN

                             DEVELOPED      OCCUPANCY          OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF              AS OF          AS OF
PROPERTY AND LOCATION        12/31/00      12/31/98 (1)       12/31/99(1)    12/31/00(1)
---------------------       -----------    ------------       -----------    -----------
Maplewood                       207           98%               97%               94%
  Lawrence, IN
Meadows                         330           98%               97%               95%
  Nappanee, IN
Pine Hills                      129           92%               95%               91%
  Middlebury, IN
Timberbrook                     567           98%               93%               90%
  Bristol, IN
Valleybrook                     799           98%               97%               95%
  Indianapolis, IN
West Glen Village               552          100%               98%               99%
  Indianapolis, IN
Woodlake (6)                    338           93%               97%               67%(6)
  Ft. Wayne, IN
Woods Edge                      598           84%(6)            91%               93%
  West Lafayette, IN          -----          ---               ---               ---
Indiana Total                 5,959           93%               94%               92%
                              =====          ===               ===               ===

OTHER
Apple Creek                     176           (4)               99%               98%
   Cincinnati, OH
Autumn Ridge                    413           97%               99%              100%
  Ankeny, IA
Bell Crossing                   134           (4)               81%               84%
   Clarksville, TN
Boulder Ridge                   362           82%(6)            96%               98%
  Pflugerville, TX
Branch Creek Estates            392           99%              100%               99%
  Austin, TX
Byrne Hill                      236           (4)               97%               97%
    Toledo, OH
Candlelight                     309           98%               97%               96%
  Chicago Heights, IL
Casa del Valle (9)              408          100%              100%              100%
  Alamo, TX
Catalina Community              462           98%               94%               90%
  Middletown, OH
Forest Meadows                   76           (4)               86%               88%
    Philomath, OR
Chisholm Point Estates          415           99%              100%               99%
  Pflugerville, TX
Desert View Village              93           (5)(6)            (5)(6)             6%(6)
  West Wendover, NV
Edwardsville                    634           95%               94%               97%
  Edwardsville, KS
High Point (10)                 411           96%               95%               95%
   Frederica, DE
Kenwood (9)                     289           (4)              100%              100%
   LaFeria, TX
Oakwood Village                 511          100%               75%(6)            78%
  Dayton, OH
Orchard Lake                    147           (4)               99%               98%
   Cincinnati, OH

                             DEVELOPED      OCCUPANCY          OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF              AS OF          AS OF
PROPERTY AND LOCATION        12/31/00      12/31/98 (1)       12/31/99(1)    12/31/00(1)
---------------------       -----------    ------------       -----------    -----------
Paradise Park                   277           97%               98%               99%
  Chicago Heights, IL
Pine Ridge                      245           98%               98%               98%
 Petersburg, VA
Pin Oak Parc                    502           79%(6)            91%               98%
  O'Fallon, MO
Sea Air (10)                    527           99%               99%              100%
  Rehoboth Beach, DE
Snow to Sun (9)                 493           99%               99%               99%
 Weslaco, TX
Southfork                       477           95%               96%               96%
 Belton, MO
Sun Villa Estates               324          100%              100%              100%
  Reno, NV
Timber Ridge                    582           99%               99%               98%
  Ft. Collins, CO
Westbrook Park (8)              344           (4)               99%               98%
   Toledo, OH
Willowbrook (8)                 266           98%              100%               99%
  Toledo, OH
Woodland Park Estates           399          100%               99%               99%
  Eugene, OR
Woodside Terrace (8)            439           99%               98%               96%
  Holland, OH
Worthington Arms                224           99%              100%               99%
  Delaware, OH               ------          ---               ---               ---
Other Total                  10,567           96%               91%               95%
                             ======          ===               ===               ===

SOUTHEAST
  FLORIDA
Arbor Terrace (9)               402           (7)               (7)               (7)
  Bradenton, FL
Ariana Village                  209           82%               83%               85%
    Lakeland, FL
Bonita Lake (9)                 167           (7)               (7)               (7)
  Bonita Springs, FL
Chain O'Lakes (9)(11)           321           92%               92%               88%
  Grand Island, FL
Gold Coaster (9)                548          100%              100%              100%
  Florida City, FL
Golden Lakes (11)               421           94%               95%               97%
  Plant City, FL
Groves RV Resort (9)            306           (7)               (7)               (7)
  Lee County, FL
Holly Forest Estates            402          100%              100%              100%
  Holly Hill, FL
Indian Creek (9)              1,554          100%              100%              100%
  Ft. Myers Beach, FL
Island Lakes                    301          100%              100%              100%
  Merritt Island, FL
Kings Lake                      245           82%               91%               96%
  Debary, FL

                             DEVELOPED      OCCUPANCY          OCCUPANCY      OCCUPANCY
                            SITES AS OF       AS OF              AS OF          AS OF
PROPERTY AND LOCATION        12/31/00      12/31/98 (1)       12/31/99(1)    12/31/00(1)
---------------------       -----------    ------------       -----------    -----------
Kings Pointe                     227            53%             56%             56%
  Winter Haven, FL
Lake Juliana                     288            63%             69%             71%
  Auburndale, FL
Lake San Marino (9)              415            (7)             (7)             (7)
  Naples, FL
Leesburg Landing                  96            59%             66%             68%
  Lake County, FL
Meadowbrook Village              257            99%            100%             98%
  Tampa, FL
Orange Tree                      246            92%             96%             99%
  Orange City, FL
Royal Country                    864            99%            100%            100%
  Miami, FL
Saddle Oak Club                  376            99%            100%             99%
  Ocala, FL
Siesta Bay (9)                   859            (7)             (7)             (7)
  Ft. Myers Beach, FL
Silver Star                      426            93%             95%             96%
  Orlando, FL
Water Oak Country Club           787           100%            100%            100%
  Estates
  Lady Lake, FL
Florida Total                  9,717            92%             94%             94%
                              ======           ===             ===             ===

     TOTAL/AVERAGE            38,282            94%             95%             95%
                              ======           ===             ===             ===


(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.
(2)      The Company has exercised its option to purchase this Property.
(3)      Acquired in 2000.
(4)      Acquired in 1999.
(5)      Acquired in 1998.
(6) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase following an expansion or ground up development.
(7)      This Property contains only recreational vehicle sites.
(8) The Company leases this Property. The Company has the option and intends to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the then outstanding lease obligation.
(9)      This Property contains recreational vehicle sites.
(10)     This Property is financed and managed by the Company.
(11)     These Properties were sold in January 2001.

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


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

                  The Company's Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 19, 2001, the closing sales price of the Common Stock was $31.45 and the Common Stock was held by approximately 759 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the Company with respect to each such period.

                                                          High         Low        Distribution
                                                          ----         ---        ------------
           FISCAL YEAR ENDED DECEMBER 31, 1999
              First Quarter of 1999...................    35 3/8      30 1/2           .51
              Second Quarter of 1999..................    37          31 3/8           .51
              Third Quarter of 1999...................    35 15/16    33 1/16          .51
              Fourth Quarter of 1999..................    33 3/8      29 7/8           .51

           FISCAL YEAR ENDED DECEMBER 31, 2000
              First Quarter of 2000...................    34 15/16    27 3/8           .53
              Second Quarter of 2000..................    33 5/8      29 3/8           .53
              Third Quarter of 2000...................    33 3/4      30 3/16          .53
              Fourth Quarter of 2000..................    35 5/8      29               .53

         RECENT SALES OF UNREGISTERED SECURITIES

         In 1998, the Operating Partnership issued an aggregate of 90,704 Common OP Units to certain sellers in exchange for property valued at $3,165,769 including $961,840 related to property acquired in 1993. On December 15, 1998, pursuant to the terms of the Company's 1998 Stock Purchase Plan, the Operating Partnership issued an aggregate of 679,025 Common OP Units to certain officers, directors and consultants of the Company and the Subsidiaries for a purchase price of $31.75 per Common OP Unit, or an aggregate of $21,559,043. In 1999, the Operating Partnership issued an aggregate 27,606 Common OP Units to a seller in exchange for property acquired in 1993 at 961,540. On September 29, 1999, the Operating Partnership issued an aggregate of 2,000,000 Series A Cumulative Redeemable Perpetual Preferred Units to Belcrest Realty Corporation and Belair Real Estate Corporation for an aggregate of $50.0 million (the "Series A Units"). The Series A Units are redeemable by the Operating Partnership on or after September 29, 2004 for a redemption price equal to the capital account balance of the Series A Unit holders' accounts which must be paid solely from the proceeds of the sale of the Company's capital stock. The Series A Units may not be redeemed unless the redemption price is at least $25.00 per Series A Unit. In 2000, the Operating Partnership issued an aggregate of 32,253 Common OP Units to sellers in exchange for property with an aggregate value of $995,334. On May 2, 2000, the Operating Partnership issued 35,637 Series B Preferred Units to Four Seasons Mobile Home Park in exchange for property with an agreed upon value of $3,563,700 (the "Series B Units"). Holders of the Series B Units may request the Operating Partnership redeem an aggregate of 10,000 Series B Units on May 1, 2003, or all of the outstanding Series B Units on May 1, 2004 or May 1, 2005. The Operating Partnership is required to redeem all outstanding Series B Units on May 1, 2006. The Operating Partnership shall pay a redemption price of $100 for each Series B Unit redeemed.

         In 1998, the Company issued an aggregate of 312,870 shares of Common Stock upon conversion of an aggregate of 312,870 OP Units. On December 15, 1998, pursuant to the terms of the Company's 1998 Stock Purchase Plan, the Company issued an aggregate of 122,600 shares of Common Stock to certain employees and consultants of the Company and the Subsidiaries for a purchase price of $31.75 per share, or an aggregate of $3,892,550.00. In 1999, the Company issued an aggregate of 139,706 shares of Common Stock upon conversion of an aggregate of 139,706 OP Units. In 2000, the Company issued an aggregate of 36,814 shares of its Common Stock upon the conversion of an aggregate of 36,814 OP Units.

         All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6. SELECTED FINANCIAL DATA

                              SUN COMMUNITIES, INC.

                                                                         YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                    2000           1999           1998           1997            1996
                                                  --------       --------       --------       --------       ---------
                                                          (IN THOUSANDS EXCEPT FOR PER SHARE AND OTHER DATA)

OPERATING DATA:
Revenues:
     Income from property ....................    $132,440       $125,424       $114,346       $ 93,188       $  71,312
     Other income ............................      14,105          9,530          5,984          2,942           1,887
                                                  --------       --------       --------       --------       ---------
                Total revenues ...............     146,545        134,954        120,330         96,130          73,199
                                                  --------       --------       --------       --------       ---------
Expenses:
     Property operating and maintenance ......      28,592         27,300         25,647         21,111          15,970
     Real estate taxes .......................       9,115          8,888          8,728          7,481           5,654
     Property management .....................       2,934          2,638          2,269          1,903           1,246
     General and administrative ..............       4,079          3,682          3,339          2,617           2,212
     Depreciation and amortization ...........      30,671         28,551         24,961         20,668          14,887
     Interest ................................      29,651         27,289         23,987         14,423          11,277
                                                  --------       --------       --------       --------       ---------
                Total expenses ...............     105,042         98,348         88,931         68,203          51,246
                                                  --------       --------       --------       --------       ---------
Income before other, net, extraordinary
     item and minority interests .............      41,503         36,606         31,399         27,927          21,953

Other, net and extraordinary item in 1996.....       4,801            829            655             --          (6,896)
                                                  --------       --------       --------       --------       ---------

Income before minority interests .............      46,304         37,435         32,054         27,927          15,057
Income allocated to minority interests .......      13,010          8,346          5,958          5,672           3,353
                                                  --------       --------       --------       --------       ---------
Net income ...................................    $ 33,294       $ 29,089       $ 26,096       $ 22,255       $  11,704
                                                  ========       ========       ========       ========       =========

Net income per weighted average share:
     Basic ...................................    $   1.92       $   1.69       $   1.55       $   1.38       $    0.85
                                                  ========       ========       ========       ========       =========
     Diluted .................................    $   1.91       $   1.68       $   1.53       $   1.37       $    0.85
                                                  ========       ========       ========       ========       =========
Weighted average common shares outstanding:
     Basic ...................................      17,304         17,191         16,856         16,081          13,733
                                                  ========       ========       ========       ========       =========
     Diluted .................................      17,390         17,343         17,031         16,268          13,820
                                                  ========       ========       ========       ========       =========
Distribution per common share ................    $   2.10       $   2.02       $   1.94       $  1.865       $    1.81
                                                  ========       ========       ========       ========       =========
BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation ............................    $867,377       $847,696       $803,152       $684,821       $ 588,813
Total assets .................................    $966,628       $904,032       $821,439       $690,914       $ 585,056
Total debt ...................................    $464,508       $401,564       $365,164       $264,264       $ 185,000
Stockholders' equity .........................    $336,034       $338,358       $340,364       $326,780       $ 300,932
OTHER DATA (at end of period):
Total properties .............................         109            110            104             99              83
Total sites ..................................      38,282         38,217         37,566         35,936          30,026

ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
         CONDITION & RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto.

RESULTS OF OPERATIONS
Comparison of year ended December 31, 2000 to year ended December 31, 1999
--------------------------------------------------------------------------

         For the year ended December 31, 2000, income before other, net and minority interests increased by $4.9 million from $36.6 million to $41.5 million, when compared to the year ended December 31, 1999. The increase was due to increased revenues of $11.6 million while expenses increased by $6.7 million.

         Income from property increased by $7.0 million from $125.4 million to $132.4 million, or 5.6 percent, due to rent increases and other community revenues ($5.3 million), acquisitions ($3.1 million), lease up of manufactured home sites ($2.2 million), offset by a revenue reduction of $3.6 million due to the sale of communities during 1999.

         Other income increased by $4.6 million from $9.5 million to $14.1 million due primarily to an increase in interest income ($3.0 million) and other income ($2.7 million) offset by a $1.1 million reduction in income from affiliate.

         Property operating and maintenance expenses increased by $1.3 million from $27.3 million to $28.6 million, or 4.7 percent, due primarily to acquisitions ($0.8 million).

         Real estate taxes increased by $0.2 million from $8.9 million to $9.1 million, or 2.5 percent, due primarily to the acquired communities.

         Property management expenses increased by $0.3 million from $2.6 million to $2.9 million, or 11.2 percent, representing 2.2 percent and 2.1 percent of income from property in 2000 and 1999, respectively.

         General and administrative expenses increased by $0.4 million from $3.7 million to $4.1 million, or 10.8 percent, representing 2.8 percent and 2.7 percent of total revenues in 2000 and 1999, respectively.

         Interest expense increased by $2.4 million from $27.3 million to $29.7 million due primarily to investments in rental property and notes receivable.

         Earnings before interest, taxes, depreciation and amortization ("EBITDA" an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management and general and administrative expenses) increased by $9.4 million from $92.4 million to $101.8 million. EBITDA as a percent of revenues increased to 69.5 percent in 2000 compared to 68.5 percent in 1999.

         Depreciation and amortization expense increased by $2.1 million from $28.6 million to $30.7 million due primarily to the acquisition and development/expansion of communities in 2000 and 1999.

         The $4.8 million gain included in other, net relates to property dispositions.


Comparison of year ended December 31, 1999 to year ended December 31, 1998
--------------------------------------------------------------------------

         For the year ended December 31, 1999, income before other, net and minority interests increased by $5.2 million from $31.4 million to $36.6 million, when compared to the year ended December 31, 1998. The increase was due to increased revenues of $14.9 million while expenses increased by $9.7 million.

         Income from property increased by $11.1 million from $114.3 million to $125.4 million, or 9.7 percent, due to acquisitions ($4.0 million), rent increases ($4.1 million), lease up of manufactured home sites ($1.7 million) and other community revenues ($1.3 million).

         Other income increased by $3.5 million from $5.7 million due primarily to an increase in interest income ($3.2 million) and other income ($0.7 million), offset by a $0.4 million reduction in income from affiliate.

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

         General and administrative expenses increased by $0.4 million from $3.3 million to $3.7 million, or 10.3 percent, representing 2.7 percent and 2.8 percent of total revenues in 1999 and 1998, respectively.

         Interest expense increased by $3.3 million from $24.0 million to $27.3 million due primarily to investments in rental property and notes receivable.

         EBITDA increased by $12.1 million from $80.3 million to $92.4 million. EBITDA as a percent of revenues increased to 68.5 percent in 1999 compared to
66.8 percent in 1998.

         Depreciation and amortization expense increased by $3.6 million from $25.0 million to $28.6 million due primarily to the acquisition and development/expansion of communities in 1999 and 1998.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2000 and 1999. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 1999 and December 31, 2000. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.

                                                     SAME PROPERTY (2)                TOTAL PORTFOLIO
                                                  -----------------------        ------------------------
                                                    2000           1999            2000            1999
                                                  --------        -------        --------        --------
                                                      (in thousands)                   (in thousands)

Income from property                              $100,360        $95,405        $132,440        $125,424
                                                  --------        -------        --------        --------

Property operating expenses:
        Property operating and maintenance          18,169         17,684          28,592          27,300
        Real estate taxes                            7,733          7,280           9,115           8,888
                                                  --------        -------        --------        --------
                Property operating expenses         25,902         24,964          37,707          36,188
                                                  --------        -------        --------        --------

Property EBITDA                                   $ 74,458        $70,441        $ 94,733        $ 89,236
                                                  ========        =======        ========        ========

Number of properties                                    88             88             109             110
Developed sites                                     30,135         29,989          38,282          38,217
Occupied sites (1)                                  28,632         28,539          35,546          35,565
Occupancy % (1)                                       95.0%          95.2%           95.0%           95.1%
Weighted average monthly rent per site            $    291        $   279        $    288        $    277
Sites available for development                      1,560          1,728           4,248           6,210
Sites planned for development in next year              84            281             659           1,355

    (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

    (2) Includes 3 properties sold in December 2000.

        On a same property basis, property revenues increased by $5.0 million from $95.4 million to $100.4 million, or 5.2 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass throughs. Also contributing to revenue growth was the increase of 93 leased sites at December 31, 2000 compared to December 31, 1999.

        Property operating expenses increased by $0.9 million from $25.0 million to $25.9 million, or 3.7 percent, due to increased occupancies and costs. Property EBITDA increased by $4.0 million from $70.4 million to $74.4 million, or 5.7 percent.

LIQUIDITY AND CAPITAL RESOURCES
        Cash and cash equivalents increased by $7.1 million to $18.4 million at December 31, 2000 compared to $11.3 million at December 31, 1999 because cash provided by operating and financing activities exceeded cash used in investing activities.

        Net cash provided by operating activities increased by $3.0 million to $56.7 million for the year ended December 31, 2000 compared to $53.7 million for the year ended December 31, 1999. This increase was primarily due to income before minority interests, depreciation and amortization and net gain from property dispositions increasing by $3.8 million and other assets decreasing by $1.9 million, offset by accounts payable and other liabilities decreasing by $2.7 million.

        Net cash used in investing activities decreased by $11.0 million to $69.1 million from $80.1 million due to a $9.8 million decrease in rental property acquisition activities and a $5.6 million decrease in funds used for financing notes receivable offset by a $2.2 million decrease in proceeds related to property dispositions and a $2.2 million decrease in investment in and advances to affiliate.

        Net cash provided by financing activities decreased by $8.6 million to $19.5 million for the year ended December 31, 2000 compared to $28.1 million for the year ended December 31, 1999. This decrease was primarily because of a $56.0 million reduction in borrowings on the line of credit, a $50.8 million reduction in proceeds from common stock and Operating Partnership units and a $1.7 million increase in distributions offset by proceeds of $100 million received from the August 2000 issuance of senior notes which bear interest at 8.2 percent and mature August 15, 2008.

        The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements including debt maturities by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0 percent and is due January 1, 2003. See "Safe Harbor Statement"

        The terms of the $35.8 million of Convertible Preferred Operating Partnership Units were renegotiated in the first quarter of 2000. The conversion price increased from $27 to $36 and the coupon rate was increased from 7 percent to 9 percent with equal serialized maturities in January 2003, 2004, 2005 and 2006.

        At December 31, 2000, the Company's debt to total market capitalization approximated 36.8 percent (assuming conversion of all Common and Preferred OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.4 percent.

        Capital expenditures for the years ended December 31, 2000 and 1999 included recurring capital expenditures of $4.6 million and $5.9 million, respectively, including $1.1 million in 1999 related to revenue producing capital expenditures consisting principally of water metering programs.

RATIO OF EARNINGS TO FIXED CHARGES

        The Company's ratio of earnings to fixed charges for the years ended December 31, 2000, 1999, and 1998 was 1.87:1, 1.95:1, and 2.03:1 respectively.

INFLATION

        Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

        This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Factors That May Affect Future Results" for a list of uncertainties and factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS
        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 was adopted in the fourth quarter 2000. The Company examined its revenue recognition practices in light of interpretive guidance and determined SAB 101 will not have an effect on the earnings and financial position of the Company.

        In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company will adopt SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001, the application of which will have no effect on the earnings and financial position of the Company.

OTHER
       Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO data for both basic and diluted purposes for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                         2000            1999            1998
                                                       --------        --------        --------
         Net income                                    $ 33,294        $ 29,089        $ 26,096
         Deduct Other, net                               (4,801)           (829)           (655)
         Add:
              Minority interest in earnings to
                common OP Unit holders                    5,184           4,683           3,453
              Depreciation and amortization, net
                of corporate office depreciation         30,393          28,310          24,793
                                                       --------        --------        --------

         Funds from operations -- basic                  64,070          61,253          53,687
         Deduct distributions on
                  Convertible preferred OP Units             --           2,505           2,505
                                                       --------        --------        --------
         Funds from operations -- diluted              $ 64,070        $ 63,758        $ 56,192
                                                       ========        ========        ========

                                                                      DECEMBER 31,
                                                              2000         1999         1998
                                                             ------       ------       ------
         Weighted average common shares and OP Units
           outstanding for basic per share/unit data         19,999       19,961       19,101
         Dilutive securities:
                Stock options and awards                         86          152          176
                Convertible preferred OP Units                   --        1,245        1,210
                                                             ------       ------       ------
         Weighted average common shares and OP Units
           outstanding for diluted per share/unit data       20,085       21,358       20,487
                                                             ======       ======       ======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's principal market risk exposure is interest rate risk. The Company does not hedge interest rate risk using financial instruments nor is the Company subject to foreign currency risk on its long-term debt, mortgage notes and other notes receivable. The Company's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate line of credit. The Company primarily enters into debt obligations to support general corporate purposes including acquisitions, capital improvements and working capital needs.

     The Company manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short term basis under its line of credit until such time as it is able to retire the short term variable rate debt with a long term fixed rate debt offering on terms that are advantageous.

     The Company's variable rate debt is limited to its $125 million line of credit ($12.0 million outstanding as of December 31, 2000) which bears interest at LIBOR plus 1.0 percent. If LIBOR increased/decreased by 1.0 percent during 2000 and 1999, the Company believes interest expense would have increased/decreased by approximately $499,000 and $588,000 based on the $49.9 million and $58.8 million average balance outstanding under the Company's line of credit for the year ended December 31, 2000 and 1999, respectively.

     Additionally, the Company has $85.2 million LIBOR based variable rate mortgage notes and other notes receivables at December 31, 2000. If LIBOR increased/decreased by 1.0 percent during 2000 and 1999, the Company believes interest income would have increased/decreased by approximately $0.7 million and $0.3 million based on the $68.0 million and $33.8 million average balance outstanding on all variable rate notes receivables for the year ended December 31, 2000 and 1999, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are filed herewith under
Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.


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

    (b)  Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the last fiscal quarter for the year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001
                                        SUN COMMUNITIES, INC.

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

NAME                                                     TITLE                                  DATE
----                                                     -----                                  ----
/s/ Gary A. Shiffman             Chief Executive Officer, President and Chairman of       March 30, 2001
--------------------             the Board of Directors
Gary A. Shiffman

/s/ Jeffrey P. Jorissen          Senior Vice President, Chief Financial Officer,          March 30, 2001
-----------------------          Treasurer, Secretary and Principal Accounting Officer
Jeffrey P. Jorissen

/s/ Paul D. Lapides              Director                                                 March 30, 2001
-------------------
Paul D. Lapides

/s/ Ted. J. Simon                Director                                                 March 30, 2001
-----------------
Ted J. Simon

/s/ Clunet R. Lewis              Director                                                 March 30, 2001
-------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki           Director                                                 March 30, 2001
----------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss              Director                                                 March 30, 2001
-------------------
Arthur A. Weiss

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                           PAGES
Report of Independent Accountants                                                                            F-2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 2000 and 1999                                              F-3

   Consolidated Statements of Income
          for the Years Ended December 31, 2000, 1999 and 1998                                               F-4

   Consolidated Statements of Stockholders' Equity
          for the Years Ended December 31, 2000, 1999 and 1998                                               F-5

   Consolidated Statements of Cash Flows
          for the Years Ended December 31, 2000, 1999 and 1998                                               F-6

   Notes to Consolidated Financial Statements                                                         F-7 - F-15


Schedule III - Real Estate and Accumulated Depreciation                                              F-16 - F-20

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Sun Communities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sun Communities, Inc. (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Detroit, Michigan
February 12, 2001

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                         ASSETS                                  2000                   1999
                                                                             ------------           ------------
Investment in rental property, net                                           $    751,820           $    755,138
Cash and cash equivalents                                                          18,466                 11,330
Notes and other receivables                                                       156,349                101,158
Investment in and advances to affiliate                                             7,930                  8,605
Other assets                                                                       32,063                 27,801
                                                                             ------------           ------------

               Total assets                                                  $    966,628           $    904,032
                                                                             ============           ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                           $     12,000           $     47,000
    Debt                                                                          452,508                354,564
    Accounts payable and accrued expenses                                          16,304                 17,616
    Deposits and other liabilities                                                  8,839                  8,660
                                                                             ------------           ------------

               Total liabilities                                                  489,651                427,840
                                                                             ------------           ------------

Minority interests                                                                140,943                137,834
                                                                             ------------           ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
          authorized, none issued                                                      --                     --
    Common stock, $.01 par value, 100,000 shares
          authorized, 17,516 and 17,459 issued and
          outstanding in 2000 and 1999, respectively                                  175                    174
    Paid-in capital                                                               393,771                393,360
    Officers notes                                                                (11,257)               (11,452)
    Unearned compensation                                                          (4,746)                (5,459)
    Distributions in excess of accumulated earnings                               (41,688)               (38,265)
    Treasury stock, at cost, 7 shares in 2000                                        (221)                    --
                                                                             -------------          ------------

          Total stockholders' equity                                              336,034                338,358
                                                                             ------------           ------------

          Total liabilities and stockholders' equity                         $    966,628           $    904,032
                                                                             ============           ============


         The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                2000              1999              1998
                                                                             ------------     ------------      ------------
REVENUES
  Income from property...................................................    $    132,440     $    125,424       $   114,346
  Other income...........................................................          14,105            9,530             5,984
                                                                             ------------     ------------      ------------

    Total revenues.......................................................         146,545          134,954           120,330
                                                                             ------------     ------------      ------------

EXPENSES
  Property operating and maintenance.....................................          28,592           27,300            25,647
  Real estate taxes......................................................           9,115            8,888             8,728
  Property management....................................................           2,934            2,638             2,269
  General and administrative.............................................           4,079            3,682             3,339
  Depreciation and amortization..........................................          30,671           28,551            24,961
  Interest...............................................................          29,651           27,289            23,987
                                                                             ------------     ------------      ------------

    Total expenses.......................................................         105,042           98,348            88,931
                                                                             ------------     ------------      ------------

Income before other, net and minority interests..........................          41,503           36,606            31,399
Other, net...............................................................           4,801              829               655
                                                                             ------------     ------------      ------------

Income before minority interests.........................................          46,304           37,435            32,054

Less income allocated to minority interests:
    Preferred OP Units...................................................           7,826            3,663             2,505
    Common OP Units......................................................           5,184            4,683             3,453
                                                                             ------------     ------------      ------------

Net income...............................................................    $     33,294     $     29,089      $     26,096
                                                                             ============     ============      ============

Earnings per common share:
    Basic................................................................    $       1.92     $       1.69      $       1.55
                                                                             ============     ============      ============
    Diluted..............................................................    $       1.91     $       1.68      $       1.53
                                                                             ============     ============      ============

Weighted average common shares outstanding:
    Basic................................................................          17,304           17,191            16,856
                                                                             ============     ============      ============
    Diluted..............................................................          17,390           17,343            17,031
                                                                             ============     ============      ============



        The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                                DISTRIBUTION
                                                COMMON          PAID IN          UNEARNED        IN EXCESS OF     TREASURY
                                                STOCK           CAPITAL        COMPENSATION        EARNINGS         STOCK
                                              ---------       -----------    -------------      -------------     --------
Balance, January 1, 1998....................  $     166       $   364,050                       $     (25,663)
Issuance of common stock, net...............          6            11,418    $      (5,302)
Reclassification and conversion of
   minority interests.......................                       13,980
Net income..................................                                                           26,096
Cash distributions declared of $1.94
   per share................................                                                          (32,778)
                                              ---------       -----------    -------------      -------------

Balance, December 31, 1998..................        172           389,448           (5,302)           (32,345)

Issuance of common stock, net...............          2             1,595             (157)

Reclassification and conversion of
   minority interests.......................                        2,317

Net income..................................                                                           29,089
Cash distributions declared of $2.02
   per share................................                                                          (35,009)
                                              ---------       -----------    -------------      -------------
Balance, December 31, 1999..................        174           393,360           (5,459)           (38,265)
Issuance of common stock, net...............          1               445
Amortization................................                                           713
Treasury stock purchased, 7 shares..........                                                                       $   (221)
Reclassification and conversion of
   minority interests.......................                          (34)
Net income..................................                                                           33,294
Cash distributions declared of $2.10
   per share................................                                                          (36,717)
                                              ---------       -----------    -------------      -------------      --------
Balance, December 31, 2000..................  $     175       $   393,771    $      (4,746)     $     (41,688)     $   (221)
                                              =========       ===========    =============      =============      ========

         The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS)

                                                                            2000             1999             1998
                                                                          ---------        --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................................   $  33,294        $ 29,089        $  26,096
      Adjustments to reconcile net income to
         cash provided by operating activities:
      Income allocated to minority interests ..........................       5,184           4,683            3,453
      Net gain from property dispositions .............................      (4,801)         (1,781)            (655)
      Amortization of deferred financing costs ........................         943             865              681
  Increase in other assets ............................................      (7,480)         (9,329)          (4,449)
  Increase (decrease) in accounts payable and other liabilities .......      (1,133)          1,616            6,892
                                                                          ---------        --------        ---------
  Net cash provided by operating activities ...........................      56,678          53,694           56,979
                                                                          ---------        --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties .....................................     (57,832)        (67,588)         (99,156)
  Proceeds related to property dispositions ...........................      34,460          36,720           20,773
  Investment in notes receivable, net .................................     (46,577)        (52,218)         (32,523)
  Investment in and advances to affiliate .............................         675           2,854              514
  Officer note ........................................................         195             157              164
                                                                          ---------        --------        ---------
      Net cash used in investing activities ...........................     (69,079)        (80,075)        (110,228)
                                                                          ---------        --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and operating
      partnership units,  net .........................................         209          51,019           27,328
  Borrowings (repayments) on line of credit, net ......................     (35,000)         21,000            9,000
  Proceeds from notes payable and other debt ..........................     100,000              --           65,000
  Repayments on notes payable and other debt ..........................      (2,056)         (1,741)            (935)
  Payments for deferred financing costs ...............................      (1,242)         (1,533)          (2,667)
  Distributions .......................................................     (42,374)        (40,622)         (37,087)
                                                                          ---------        --------        ---------
      Net cash provided by financing activities .......................      19,537          28,123           60,639
                                                                          ---------        --------        ---------
   Net increase in cash and cash equivalents ..........................       7,136           1,742            7,390
   Cash and cash equivalents, beginning of year .......................      11,330           9,588            2,198
                                                                          ---------        --------        ---------
   Cash and cash equivalents, end of year .............................   $  18,466        $ 11,330        $   9,588
                                                                          =========        ========        =========


SUPPLEMENTAL INFORMATION
   Cash paid for interest including capitalized amounts of $3,148,
      $2,230 and $1,045 in 2000, 1999 and 1998, respectively ..........   $  31,882        $ 28,422        $  23,517
   Noncash investing and financing activities:
      Debt assumed for rental properties and other ....................          --          10,445           18,356
      Capitalized lease obligations for rental properties and other....          --          10,605            9,479
      Property acquired through the exchange of similar property ......          --           7,700               --
      Common stock issued as unearned compensation ....................          --             720            5,631
      Property acquired (sold) in satisfaction of note receivable .....      (8,614)          4,400               --
      Issuance of partnership units for rental properties and other....       3,564              --            2,204

        The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A. BUSINESS: Sun Communities, Inc. and its subsidiaries (the "Company") is a real estate investment trust ("REIT") which owns and operates or finances 109 manufactured housing communities located in 15 states concentrated principally in the Midwest and Southeast comprising approximately 38,282 developed sites and approximately 2,392 sites suitable for development. In addition, the Company owns four undeveloped properties comprised of approximately 1,856 sites planned for future development.

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

     B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership"). The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the 20.2 million OP Units outstanding, the Company owns 17.5 million or 86.7 percent. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

         Included in minority interests at December 31, 2000 and 1999 are 2 million Series A Perpetual Preferred OP Units ("Series A Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of
         8.875 percent. The PPOP Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into preferred stock under certain circumstances.

         Also included in minority interests are 1.3 million Preferred OP Units ("POP Units") issued at $27 per unit bearing an annual cumulative dividend of $2.43 and redeemable at par or convertible serially over a four year period beginning in January, 2003. The POP Units are convertible into 994,000 OP Units at prices up to $36.00 per share. At prices above $36.00 per share, the POP Units are convertible into OP Units based on a formula the numerator of which is $36.00 plus 25 percent of stock price appreciation above $36 per share. The denominator is the then stock price. The Company's stock price at December 31, 2000 was $33.50.

         In May 2000 and also included in minority interest, the Company issued 35,637 Series B Preferred OP Units ("Series B Units") at a $100 mandatory redemption price with interest rates ranging from 7.0 percent to 9.0 percent and a maturity of May 1, 2006. The Company is subject to earlier redemption of 10,000 Series B Units upon the request of the holder on May 1, 2003 or a complete redemption of all Series B Units on May 1, 2004 or 2005.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     C. RENTAL PROPERTY: Rental property is recorded at the lower of cost, less accumulated depreciation or fair value. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis.

         Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment.

         Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to new community or expansion sites development including interest are capitalized until the property is substantially complete.

     D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

     E. INVESTMENTS IN AND ADVANCES TO AFFILIATE: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. Through the Operating Partnership, the Company owns 100 percent of the outstanding preferred stock of SHS, is entitled to 95 percent of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by two officers of the Company and the estate of a former officer of the Company who collectively are entitled to receive 5 percent of the operating cash flow.

     F. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute.

     G. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value. Fair values have been determined through information obtained from market sources and management estimates.

     H. RECLASSIFICATIONS: Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 financial statement presentation. Such reclassifications have no effect on results of operations as originally presented.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

2.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                                  AT  DECEMBER 31
                                                            --------------------------
                                                               2000             1999
                                                            ---------        ---------
     Land............................................       $  76,120        $  76,069
     Land improvements and buildings ................         739,858          720,662
     Furniture, fixtures, and equipment .............          17,498           16,943
     Land held for future development ...............          12,042           17,046
     Property under development .....................          21,859           16,976
                                                            ---------        ---------
                                                              867,377          847,696
          Less accumulated depreciation .............        (115,557)         (92,558)
                                                            ---------        ---------
                                                            $ 751,820        $ 755,138
                                                            =========        =========

     Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 2000 and 1999 are net carrying amounts related to capitalized leases of $39.7 million and $40.8 million, respectively.

     During 2000, the Company acquired three manufactured housing communities comprising 659 developed sites for $21.1 million. During 1999, the Company acquired eight communities comprising 1,485 developed sites and 370 sites suitable for development for $32.0 million and three development communities comprising 1,538 sites, some of which were partially developed, for $9.5 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2000, in conjunction with a 1993 acquisition, the Company is obligated to issue $9.2 million of OP Units through 2009 based on the per share market value of the Company's stock on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

3.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                            AT DECEMBER 31
                                                                                    ----------------------------
                                                                                        2000             1999
                                                                                    -----------      -----------
     Mortgage notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately LIBOR +
           3.0%, maturing at various dates from April 2001 through June 2012,
           collateralized by manufactured home communities.                         $    60,491      $    23,277


     Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at LIBOR + 2.35% and payable
           on demand                                                                     40,794           35,849

     Note receivable, subordinated, bears interest at 9.75%
           and matures September 2005.                                                    4,000            4,000

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

3.   NOTES AND OTHER RECEIVABLES (CONTINUED)(AMOUNTS IN THOUSANDS):

                                                                                      AT DECEMBER 31
                                                                                 -----------------------
                                                                                   2000           1999
                                                                                 --------       --------
     Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
           and maturity of 11% and 22 years, respectively ................         32,426         18,635

     Other receivables ...................................................         23,583         14,452
                                                                                 --------       --------


                                                                                 $156,349       $101,158
                                                                                 ========       ========

     At December 31, 2000, the maturities of mortgage notes receivables are approximately as follows: 2001 -- $13.3 million; 2002 -- $18.5 million; 2003 -- $11.1 million; after 2005 -- $17.6 million.

     Officers' notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 366,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. Interest income of $0.9 million, $0.8 million and $0.9 million has been recognized in 2000, 1999 and 1998, respectively.

4.       DEBT (AMOUNTS IN THOUSANDS):

                                                                                                          AT DECEMBER 31
                                                                                                     -----------------------
                                                                                                       2000           1999
                                                                                                     --------       --------
     Collateralized term loan, interest at 7.01%, due September 9, 2007.......................       $ 43,393       $ 43,927
     Senior notes, interest at 8.20%, due August 15, 2008 ....................................        100,000             --
     Senior notes, interest at 7.375%, due May 1, 2001 .......................................         65,000         65,000
     Senior notes, interest at 7.625%, due May 1, 2003 .......................................         85,000         85,000
     Senior notes, interest at 6.97%, due December 3, 2007 ...................................         35,000         35,000
     Senior notes, interest at 6.77%, due May 14, 2015,
          callable/redeemable May 16, 2005 ...................................................         65,000         65,000
     Capitalized lease obligations, interest at 6.1%, $9.4 million due in
          March 2001, balance due through December 2003 ......................................         36,009         36,620
     Mortgage notes, other ...................................................................         23,106         24,017
                                                                                                     --------       --------

                                                                                                     $452,508       $354,564
                                                                                                     ========       ========

     The Company has a $125 million unsecured line of credit at LIBOR plus 1.0% maturing in January 2003, of which $113 million was available at December 31, 2000. The average interest rate of outstanding borrowings at December 31, 2000 was 7.06% following conversion to LIBOR in January 2001.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

4.   DEBT (CONTINUED) (AMOUNTS IN THOUSANDS):
     The term loan is collateralized by seven communities comprising approximately 3,400 sites. The capitalized lease obligations and mortgage notes are collateralized by thirteen communities comprising approximately 3,200 sites. At the lease expiration date of the capitalized leases the

     Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. Annual payments under these capitalized lease obligations are $2.1 million in 2001 and 2002 and $0.8 million in 2003.

     At December 31, 2000, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2001 - $76.5 million; 2002 - $17.4 million; 2003 - $86.5 million; 2004 - $11.9 million;
     and 2005 - $1.3 million.

5.   STOCK OPTIONS:
     Data pertaining to stock option plans are as follows:

                                                2000               1999            1998
                                           -------------      -------------   -------------
     Options outstanding, January 1 ....       1,121,000          1,055,600         965,900
     Options granted ...................          17,500            102,000         162,500
     Option price ......................       $   35.37      $30.03-$32.96   $33.75-$34.13
     Options exercised .................          16,667             35,099          66,800
     Option price ......................   $28.64-$30.03      $22.75-$33.75   $20.00-$33.75
     Options forfeited .................          12,583              1,501           6,000
     Option price ......................   $30.03-$33.75             $33.75   $33.75-$34.91
     Options outstanding, December 31 ..       1,109,250(a)       1,121,000       1,055,600
     Option price ......................      $20-$35.39         $20-$35.39      $20-$35.39
     Options exercisable, December 31 ..         827,329(a)         709,811         601,410

    (a) There are 273,400 options outstanding and exercisable which range from $20.00 - $27.99 with a weighted average life of 4.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $22.81. There are 835,850 and 553,933 options outstanding and exercisable, respectively, which range from $28.00 - $35.99 with a weighted average life of 5.0 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $31.08 and $30.29, respectively.


     At December 31, 2000, 509,904 shares of common stock were available for the granting of options. Stock option plans originally provided for the grant of up to 2,120,000 options. Options are granted at fair value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan for certain employees granting up to 240,000 options in 1997, which become exercisable in equal installments in 2002-2004 based on corporate profit performance.

     The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

5.   STOCK OPTIONS (CONTINUED):

                                                                                     2000          1999          1998
                                                                                   ---------     --------      --------
     Estimated fair value per share of options granted during year.................$  2.43       $   2.43      $   2.43

     Assumptions:
     Annualized dividend yield.....................................................   7.1%           7.1%          7.0%
     Common stock price volatility.................................................  15.3%          15.3%         15.9%
     Risk-free rate of return......................................................   6.4%           6.4%          5.4%
     Expected option term (in years)...............................................      6              6             4

     If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $33.1 million, $28.8 million and $25.8 million and basic net income per share of $1.91, $1.68 and $1.53 in 2000, 1999 and 1998, respectively.

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

     The Rights, which were not given dividend accounting recognition due to the amount involved, may be generally redeemed by the Company at a price of $0.01 per Right or $0.2 million in total. The Rights expire on June 8, 2008.

     In December 1999, and June 1998, the Company issued restricted stock awards of 24,750 at $30.00 per share and 165,000 at $34.12 per share, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for these stock awards was $0.7 million, $0.6 million and $0.3 million in 2000, 1999 and 1998, respectively.

     In December 1998, the Company issued common stock and OP units aggregating $25.5 million to directors, employees and consultants. The purchase was financed by personal bank loans guaranteed by the Company until the loans mature in January 2004. No compensation expense was recognized in respect to the guarantees as the fair value thereof was not material nor have there been any defaults.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

7.   OTHER INCOME (AMOUNTS IN THOUSANDS):

     The components of other income are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                2000              1999              1998
                                                             ----------       -----------        ----------
           Interest income                                   $    9,385         $   6,345        $    3,125
           Income from affiliate                                    607             1,726             2,147
           Other income                                           4,113             1,459               712
                                                             ----------         ---------        ----------
                                                             $   14,105         $   9,530        $    5,984
                                                             ==========         =========        ==========

     Other, net presented in the Consolidated Statements of Income primarily relates to net gains from property dispositions.

8.   INCOME TAXES (AMOUNTS IN THOUSANDS):


    The Company has elected to be taxed as a real estate investment trust ("REIT") as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least 95 percent of the Company's gross income in any year must be derived from qualifying sources.

    As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least 95 percent of its REIT ordinary taxable income to its stockholders. REIT's are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

    Dividend payout on taxable income available to common stockholders:

                                                                2000              1999           1998
                                                              ---------        ----------     ----------
          Taxable income available to
              common stockholders                             $  14,683        $    14,681    $   14,087
          Less tax gain on disposition of properties                (13)            (5,943)       (5,519)
                                                              ---------        -----------    ----------
          Taxable operating income available to
              common stockholders                             $  14,670        $     8,738    $    8,568
                                                              =========        ===========    ==========

          Total dividends paid to common stockholders         $  36,717        $    35,009    $   32,778
                                                              =========        ===========    ==========

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

8.  INCOME TAXES (CONTINUED)(AMOUNTS IN THOUSANDS):

    For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2000, 1999 and 1998, distributions paid per share were taxable as follows:

                                        2000                           1999                            1998
                              --------------------------     --------------------------      -------------------------
                              AMOUNT        PERCENTAGE         AMOUNT       PERCENTAGE        AMOUNT        PERCENTAGE
                              ------        ----------         ------       ----------        ------        ----------
    Ordinary income           $     1.30        62.0%        $    1.29          64.0%        $    1.27           65.6%
    Return of capital                .80        38.0               .39          19.4               .38           19.8
    Capital gains                     --          --               .28          13.6               .11            5.6
    Unrecaptured
    SEC. 1250 gain                    --          --               .06           3.0               .18            9.0
                              ----------       -----         ---------         -----         ---------         ------
                              $     2.10       100.0%        $    2.02         100.0%        $    1.94          100.0%
                              ==========       ======        =========         ======        =========         ======

9.  EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                                                  2000              1999           1998
                                                                                ---------        ----------     ----------
          Earnings used for basic and diluted earnings per
              share computation                                                 $  33,294        $    29,089    $   26,096
                                                                                =========        ===========    ==========

          Total shares used for basic earnings per share                           17,304             17,191        16,856
          Dilutive securities:
              Stock options and other                                                  86                152           175
                                                                                ---------        -----------    ----------
          Total weighted average shares used for diluted
              earnings per share computation                                       17,390             17,343        17,031
                                                                                =========        ===========    ==========

     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per share in 2000, 1999 and 1998.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                           FIRST             SECOND             THIRD           FOURTH
                                                          QUARTER            QUARTER           QUARTER          QUARTER
                                                          MARCH 31           JUNE 30           SEPT. 30         DEC. 31
                                                          --------           -------           --------         -------
    2000
    Total revenues....................................   $    36,033       $    36,064       $    37,013      $    37,435
    Operating income (a)..............................   $    24,823       $    25,380       $    25,549      $    26,073
    Income before other, net and allocation
       to minority interests..........................   $    10,430       $    10,396       $    10,200      $    10,477
    Net income (b)....................................   $     7,357       $     7,305       $    11,117      $     7,515
    Weighted average common shares outstanding........        17,286            17,310            17,312           17,308
    Earnings per common share-basic...................   $      0.43       $      0.42       $      0.64      $       0.4

                                                           FIRST             SECOND             THIRD           FOURTH
                                                          QUARTER            QUARTER           QUARTER          QUARTER
                                                          MARCH 31           JUNE 30           SEPT. 30         DEC. 31
                                                          --------           -------           --------         -------
     1999
     Total revenues...................................   $    33,000       $    32,761       $    34,133      $    35,060
     Operating income (a).............................   $    22,425       $    22,517       $    23,157      $    24,347
     Income before other, net and allocation
       to minority interests..........................   $     8,938       $     8,727       $     8,727      $    10,214
     Net income (b)...................................   $     7,135       $     6,964       $     6,985      $     8,005
     Weighted average common shares outstanding.......        17,113            17,160            17,223           17,269
     Earnings per common share-basic..................   $      0.42       $      0.40       $      0.41      $      0.46

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

     (b) Net income includes net gains on the disposition of properties of $182 in the fourth quarter of 2000, $4,619 in the third quarter of 2000 and $829 in the fourth quarter of 1999.

SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)

                                                                                                 COST CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                         INITIAL COST               ACQUISITION
                                                                          TO COMPANY                IMPROVEMENTS
                                                                    -----------------------     -------------------
                                                                                  BUILDING                 BUILDING
                                                                                    AND                      AND
PROPERTY NAME                   LOCATION           ENCUMBRANCE        LAND        FIXTURES       LAND      FIXTURES
---------------------       -----------------     -------------     ---------    ----------     -------    ---------
Academy/ Westpointe         Canton, MI                      -       $   1,485    $   14,336           -            -
Allendale                   Allendale, MI                   -             393         3,684           -    $   3,480
Alpine                      Grand Rapids, MI                -             729         6,692           -        2,731
Apple Creek                 Amelia, OH                     (3)            543         5,480           -          (23)
Arbor Terrace               Bradenton, FL                   -             481         4,410           -          232
Ariana Village              Lakeland, FL                    -             240         2,195           -          434
Autumn Ridge                Ankeny, IO                      -             890         8,054           -          696
Bedford Hills               Battle Creek, MI               (1)          1,265        11,562           -          281
Bell Crossing               Clarksville, TN                 -             717         1,916           -        1,084
Bonita Lake                 Bonita Springs, FL              -             285         2,641           -          102
Boulder Ridge               Pflugerville, TX                -           1,000           500     $   518        9,404
Branch Creek                Austin, TX                      -             796         3,716           -        4,267
Brentwood                   Kentwood, MI                    -             385         3,592           -          165
Brookside Village           Goshen, IN                      -             260         1,080         386        7,071
Byrne Hill Village          Toledo, OH                      -             383         3,903           -           56
Byron Center                Byron Center, MI                -             257         2,402          (4)         131
Candlelight Village         Chicago Heights, IL             -             600         5,623           -          441
Candlewick Court            Owosso, MI                      -             125         1,900         132          972
Carrington Pointe           Ft. Wayne, IN                   -           1,076         3,632           -        3,117
Casa Del Valle              Alamo, TX                       -             246         2,316           -          292
Catalina                    Middletown, OH                  -             653         5,858           -          671
Chain O'Lakes               Grand Island, FL                -             551         5,003           -          178
Chisholm Point              Pflugerville, TX                -             609         5,286           -        1,568
Clearwater Village          South Bend, IN                  -              80         1,270          61        1,772
Cobus Green                 Elkhart, IN                     -             762         7,037           -          555
College Park Estates        Canton, MI                      -              75           800         174        4,468
Continental Estates         Davison, MI                     -           1,625        16,581         150        1,309
Continental North           Davison, MI                     -              (6)           (6)          -        3,276
Country Acres               Cadillac, MI                    -             380         3,495           -          174
Country Meadows             Flat Rock, MI                   -             924         7,583         296        9,054

                                 GROSS AMOUNT
                                  CARRIED AT
                              DECEMBER 31, 2000
                            ---------------------
                                         BUILDING                                             DATE OF
                                           AND                          ACCUMULATED        CONSTRUCTION(C)
PROPERTY NAME                 LAND       FIXTURES         TOTAL         DEPRECIATION       ACQUISITION(A)
---------------------       ---------   ----------     -----------      ------------       --------------
Academy/ Westpointe         $   1,485   $    14,336    $    15,821       $      240           2000(A)
Allendale                         393         7,164          7,557              905           1996(A)
Alpine                            729         9,423         10,152            1,232           1996(A)
Apple Creek                       543         5,457          6,000              252           1999(A)
Arbor Terrace                     481         4,642          5,123              723           1996(A)
Ariana Village                    240         2,629          2,869              559           1994(A)
Autumn Ridge                      890         8,750          9,640            1,292           1996(A)
Bedford Hills                   1,265        11,843         13,108            1,816           1996(A)
Bell Crossing                     717         3,000          3,717              123           1999(A)
Bonita Lake                       285         2,743          3,028              424           1996(A)
Boulder Ridge                   1,518         9,904         11,422              802           1998(C)
Branch Creek                      796         7,983          8,779            1,116           1995(A)
Brentwood                         385         3,757          4,142              592           1996(A)
Brookside Village                 646         8,151          8,797            1,281           1985(A)
Byrne Hill Village                383         3,959          4,342              211           1999(A)
Byron Center                      253         2,533          2,786              404           1996(A)
Candlelight Village               600         6,064          6,664              932           1996(A)
Candlewick Court                  257         2,872          3,129              675           1985(A)
Carrington Pointe               1,076         6,749          7,825              642           1997(A)
Casa Del Valle                    246         2,608          2,854              333           1997(A)
Catalina                          653         6,529          7,182            1,527           1993(A)
Chain O'Lakes                     551         5,181          5,732              867           1996(A)
Chisholm Point                    609         6,854          7,463            1,155           1995(A)
Clearwater Village                141         3,042          3,183              577           1986(A)
Cobus Green                       762         7,592          8,354            1,787           1993(A)
College Park Estates              249         5,268          5,517            1,128           1978(A)
Continental Estates             1,775        17,890         19,665            2,780           1996(A)
Continental North                   -         3,276          3,276              107           1996(A)
Country Acres                     380         3,669          4,049              561           1996(A)
Country Meadows                 1,220        16,637         17,857            2,841           1994(A)

SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)

                                                                                                 COST CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                         INITIAL COST               ACQUISITION
                                                                          TO COMPANY                IMPROVEMENTS
                                                                    -----------------------     -------------------
                                                                                  BUILDING                 BUILDING
                                                                                    AND                      AND
PROPERTY NAME                   LOCATION           ENCUMBRANCE        LAND        FIXTURES       LAND      FIXTURES
---------------------       -----------------     -------------     ---------    ----------     -------    ---------
Countryside Village         Perry, MI                   (1)             275        3,920            185       1,845
Creekwood Meadows           Burton, MI                   -              808        2,043            404       6,053
Cutler Estates              Grand Rapids, MI            (1)             822        7,604              -         196
Deerfield Run               Anderson, MI             1,700              990        1,607              -       1,493
Desert View Village         West Wendover, NV            -            1,180            -            423       4,432
Eagle Crest                 Firestone, CO                -            4,073          150             45       6,905
Edwardsville                Edwardsville, KS            (1)             425        8,805            541       2,158
Fisherman's Cove            Flint, MI                    -              380        3,438              -         436
Forest Meadows              Philomath, OR                -            1,031        2,064              -          75
Four Seasons                Elkhart, IN                  -              500        4,800              -           -
Goldcoaster                 Homestead, FL                -              446        4,234            124       1,389
Golden Lakes                Plant City, FL               -            1,092        7,161              -       1,000
Grand                       Grand Rapids, MI             -              374        3,587              -          49
Groves                      Ft. Myers, FL                -              249        2,396              -         465
Hamlin                      Webberville, MI              -              125        1,675            536         961
Holiday Village             Elkhart, IN                  -              100        3,207            143       1,111
Holly Forest                Holly Hill, FL               -              920        8,376              -         220
Indian Creek                Ft. Myers Beach, FL          -            3,832       34,660              -         700
Island Lake                 Merritt Island, FL           -              700        6,431              -         221
Kensington Meadows          Lansing, MI                  -              250        2,699              -       3,416
Kenwood                     La Feria, TX                 -              145        1,857              -         (23)
King's Court                Traverse City, MI            -            1,473       13,782              -       1,173
King's Lake                 Debary, FL                   -              280        2,542              -       1,899
King's Pointe               Winter Haven, FL             -              262        2,359              -         392
Lafayette Place             Warren, MI                   -              669        5,979              -         592
Lake Juliana                Auburndale, FL               -              335        2,848              -         636
Lake San Marino             Naples, FL                   -              650        5,760              -         314
Leesburg Landing            Leesburg, FL                 -               50          429            921         416

                                 GROSS AMOUNT
                                  CARRIED AT
                              DECEMBER 31, 2000
                            ---------------------
                                         BUILDING                                             DATE OF
                                           AND                          ACCUMULATED        CONSTRUCTION(C)
PROPERTY NAME                 LAND       FIXTURES         TOTAL         DEPRECIATION       ACQUISITION(A)
---------------------       ---------   ----------     -----------      ------------       --------------
Countryside Village            460        5,765           6,225            1,233               1987(A)
Creekwood Meadows            1,212        8,096           9,308              636               1997(C)
Cutler Estates                 822        7,800           8,622            1,205               1996(A)
Deerfield Run                  990        3,100           4,090              114               1999(A)
Desert View Village          1,603        4,432           6,035               75               1998(C)
Eagle Crest                  4,118        7,055          11,173                -               1998(C)
Edwardsville                   966       10,963          11,929            2,449               1987(A)
Fisherman's Cove               380        3,874           4,254              907               1993(A)
Forest Meadows               1,031        2,139           3,170               98               1999(A)
Four Seasons                   500        4,800           5,380               81               2000(A)
Goldcoaster                    570        5,623           6,193              621               1997(A)
Golden Lakes                 1,092        8,161           9,253            1,898               1993(A)
Grand                          374        3,636           4,010              460               1996(A)
Groves                         249        2,861           3,110              387               1997(A)
Hamlin                         661        2,636           3,297              556               1984(A)
Holiday Village                243        4,318           4,561            1,023               1986(A)
Holly Forest                   920        8,596           9,516            1,012               1997(A)
Indian Creek                 3,832       35,360          39,192            5,506               1996(A)
Island Lake                    700        6,652           7,352            1,237               1995(A)
Kensington Meadows             250        6,115           6,365              835               1995(A)
Kenwood                        145        1,834           1,979               87               1999(A)
King's Court                 1,473       14,955          16,428            2,253               1996(A)
King's Lake                    280        4,441           4,721              791               1994(A)
King's Pointe                  262        2,751           3,013              592               1994(A)
Lafayette Place                669        6,571           7,240              566               1998(A)
Lake Juliana                   335        3,484           3,819              737               1994(A)
Lake San Marino                650        6,074           6,724              940               1996(A)
Leesburg Landing               971          845           1,816              119               1996(A)

SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)

                                                                                                 COST CAPITALIZED
                                                                                                   SUBSEQUENT TO
                                                                         INITIAL COST               ACQUISITION
                                                                          TO COMPANY                IMPROVEMENTS
                                                                    -----------------------     -------------------
                                                                                  BUILDING                 BUILDING
                                                                                    AND                      AND
PROPERTY NAME                   LOCATION           ENCUMBRANCE        LAND        FIXTURES       LAND      FIXTURES
---------------------       -----------------     -------------     ---------    ----------     -------    ---------
Liberty Farms               Valparaiso, IN              -                 66         1,201          116      1,757
Lincoln Estates             Holland, MI                 -                455         4,201            -        261
Maple Grove Estates         Dorr, MI                    -                 15           210           19        266
Maplewood                   Lawrence, IN                -                280         2,122            -        678
Meadow Lake Estates         White Lake, MI              -              1,188        11,498          126      1,396
Meadowbrook Estates         Monroe, MI                  -                431         3,320          379      5,644
Meadowbrook Village         Tampa, FL                   -                519         4,728            -        256
Meadows                     Nappanee, IN                -                300         2,300         (13)      2,193
Meadowstream Village        Sodus, MI                   -                100         1,175          109      1,282
Oakwood Village             Miamisburg, OH            363              1,964         6,401            -      4,559
Orange Tree                 Orange City, FL             -                283         2,530           15        651
Orchard Lake                Milford, OH                (3)               395         4,064            -       (37)
Paradise                    Chicago Heights, IL         -                723         6,638            -        459
Parkwood                    Grand Blanc, MI             -                477         4,279            -        553
Pecan Branch                Georgetown, TX              -              1,379             -          331      1,886
Pin Oak Parc                St. Louis, MO               -              1,038         3,250          467      4,392
Pine Hills                  Middlebury, IN              -                 72           544           58      1,593
Pine Ridge                  Petersburg, VA              -                405         2,397            -      1,147
Presidential                Hudsonville, MI             -                680         6,314            -      1,059
Richmond                    Richmond, MI               (2)               501         2,040            -        289
Royal Country               Miami, FL                  (1)             2,290        20,758            -        557
Saddle Oak Club             Ocala, FL                   -                730         6,743            -        523
Scio Farms                  Ann Arbor, MI               -              2,300        22,659            -      3,345
Sherman Oaks                Jackson, MI                (1)               200         2,400          240      3,333
Siesta Bay                  Ft. Myers Beach, FL         -              2,051        18,549            -        456
Silver Star                 Orlando, FL                 -              1,067         9,685            -        250
Snow to Sun                 Weslaco, TX                95                190         2,143           15        706
Southfork                   Belton, MO                  -              1,000         9,011            -        968
St. Clair Place             St. Clair, MI              (2)               501         2,029            -        307

                                 GROSS AMOUNT
                                  CARRIED AT
                              DECEMBER 31, 2000
                            ---------------------
                                         BUILDING                                             DATE OF
                                           AND                          ACCUMULATED        CONSTRUCTION(C)
PROPERTY NAME                 LAND       FIXTURES         TOTAL         DEPRECIATION       ACQUISITION(A)
---------------------       ---------   ----------     -----------      ------------       --------------
Liberty Farms                    182       2,958           3,140              662             1985(A)
Lincoln Estates                  455       4,462           4,917              685             1996(A)
Maple Grove Estates               34         476             510              109             1979(A)
Maplewood                        280       2,800           3,080              644             1989(A)
Meadow Lake Estates            1,314      12,894          14,208            2,912             1994(A)
Meadowbrook Estates              810       8,964           9,774            2,089             1986(A)
Meadowbrook Village              519       4,984           5,503            1,163             1994(A)
Meadows                          287       4,493           4,780              958             1987(A)
Meadowstream Village             209       2,457           2,666              566             1984(A)
Oakwood Village                1,964      10,960          12,924              744             1998(A)
Orange Tree                      298       3,181           3,479              632             1994(A)
Orchard Lake                     395       4,027           4,422              211             1999(A)
Paradise                         723       7,097           7,820            1,070             1996(A)
Parkwood                         477       4,832           5,309            1,118             1993(A)
Pecan Branch                   1,710       1,886           3,596                -             1999(C)
Pin Oak Parc                   1,505       7,642           9,147            1,077             1994(A)
Pine Hills                       130       2,137           2,267              474             1980(A)
Pine Ridge                       405       3,544           3,949              795             1986(A)
Presidential                     680       7,373           8,053            1,104             1996(A)
Richmond                         501       2,329           2,830              207             1998(A)
Royal Country                  2,290      21,315          23,605            5,030             1994(A)
Saddle Oak Club                  730       7,266           7,996            1,500             1995(A)
Scio Farms                     2,300      26,004          28,304            4,587             1995(A)
Sherman Oaks                     440       5,733           6,173            1,317             1986(A)
Siesta Bay                     2,051      19,005          21,056            2,948             1996(A)
Silver Star                    1,067       9,935          11,002            1,534             1996(A)
Snow to Sun                      205       2,849           3,054              331             1997(A)
Southfork                      1,000       9,979          10,979              839             1997(A)
St. Clair Place                  501       2,336           2,837              245             1998(A)

SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)

                                                                                                   COST CAPITALIZED
                                                                                                     SUBSEQUENT TO
                                                                           INITIAL COST               ACQUISITION
                                                                            TO COMPANY               IMPROVEMENTS
                                                                      -----------------------     -------------------
                                                                                    BUILDING                 BUILDING
                                                                                      AND                      AND
PROPERTY NAME                     LOCATION           ENCUMBRANCE        LAND        FIXTURES       LAND      FIXTURES
---------------------         -----------------     -------------     ---------    ----------     -------    ---------
Stonebridge                   Richfield Twp., MI        1,119            2,044             -          180          597
Sun Villa                     Reno, NV                  6,839            2,385        11,773            -          473
Sunset Ridge                  Portland, MI                -              2,044             -            -        2,983
Timber Ridge                  Ft. Collins, CO             -                990         9,231            -          611
Timberbrook                   Bristol, IN                (1)               490         3,400          101        4,840
Timberline Estates            Grand Rapids, MI            -                536         4,867            -          492
Town and Country              Traverse City, MI           -                406         3,736            -          201
Valley Brook                  Indianapolis, IN            -                150         3,500        1,277        8,562
Village Trails                Howard City, MI            426               988         1,472            -          593
Water Oak Country Club Est.   Lady Lake, FL               -              2,503        17,478            -        2,781
Westbrook                     Toledo, OH                 (2)             1,110        10,462            -           16
West Glen Village             Indianapolis, IN            -              1,100        10,028            -          669
White Lake                    White Lake, MI              -                673         6,179            -        2,373
White Oak                     Mt. Morris, MI              -                782         7,245          112        3,057
Willowbrook                   Toledo, OH                 (2)               781         7,054            -          331
Windham Hills                 Jackson, MI                 -              2,673         2,364            -        4,515
Woodhaven Place               Wood Haven, MI             (2)               501         4,541            -          677
Woodlake Estates              Yoder, IN                   -                632         3,674            -        1,834
Woodland Park Estates         Eugene, OR                7,784            1,593        14,398            -          246
Woods Edge                    West Lafayette, IN          -                100         2,600            3        6,730
Woodside Terrace              Holland, OH                (2)             1,064         9,625            -        1,193
Worthington Arms              Delaware, OH                -                376         2,624            -        1,057
Corporate Headquarters        Farmington Hills, MI        -                  -             -            -        4,513
                                                                     ---------    ----------      -------    ---------
                                                                     $  85,772    $  586,480      $ 8,570    $ 186,555
                                                                     =========    ==========      =======    =========

                                 GROSS AMOUNT
                                  CARRIED AT
                              DECEMBER 31, 2000
                            ---------------------
                                         BUILDING                                             DATE OF
                                           AND                          ACCUMULATED        CONSTRUCTION(C)
PROPERTY NAME                 LAND       FIXTURES         TOTAL         DEPRECIATION       ACQUISITION(A)
---------------------       ---------   ----------     -----------      ------------       --------------
Stonebridge                     2,224           597          2,821                -            1998(C)
Sun Villa                       2,385        12,246         14,631            1,016            1998(A)
Sunset Ridge                    2,044         2,983          5,027                -            1998(C)
Timber Ridge                      990         9,842         10,832            1,502            1996(A)
Timberbrook                       591         8,240          8,831            1,742            1987(A)
Timberline Estates                536         5,359          5,895            1,159            1994(A)
Town and Country                  406         3,937          4,343              612            1996(A)
Valley Brook                    1,427        12,062         13,489            2,452            1989(A)
Village Trails                    988         2,065          3,053              154            1998(A)
Water Oak Country Club Est.     2,503        20,259         22,762            4,614            1993(A)
Westbrook                       1,110        10,478         11,588              540            1999(A)
West Glen Village               1,100        10,697         11,797            2,297            1994(A)
White Lake                        673         8,552          9,225              911            1997(A)
White Oak                         894        10,302         11,196            1,049            1997(A)
Willowbrook                       781         7,385          8,166              623            1997(A)
Windham Hills                   2,673         6,879          9,552              459            1998(A)
Woodhaven Place                   501         5,218          5,719              450            1998(A)
Woodlake Estates                  632         5,508          6,140              375            1998(A)
Woodland Park Estates           1,593        14,644         16,237            1,239            1998(A)
Woods Edge                        103         9,330          9,433            1,261            1985(A)
Woodside Terrace                1,064        10,818         11,882            1,236            1997(A)
Worthington Arms                  376         3,681          4,057              852            1990(A)
Corporate Headquarters              -         4,513          4,513            1,161            Various
                            ---------     ---------      ---------        ---------
                            $  94,342(4)  $ 773,035(5)   $ 867,377        $ 115,557
                            =========     =========      =========        =========

(1)  These communities collateralize $43.4 million of secured debt.

(2) These communities are financed by $36 million of collateralized lease obligations.

(3)  These communities collateralize $4.8 million of secured debt.

(4) Includes $6.2 million of land in property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

(5) Includes $15.7 million of property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

(6) The initial cost for this property was included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2000
(AMOUNTS IN THOUSANDS)



The change in investment in real estate for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                   2000             1999             1998
                                                 ---------        ---------        ---------
Balance, beginning of year                       $ 847,696        $ 803,152        $ 684,821
Community and land acquisitions, including
     immediate improvements                         24,339           41,083          102,248
Community expansion and development                 30,795           42,480           26,874
Improvements, other                                  4,595            7,022            6,193
Dispositions and other                             (40,048)         (46,041)         (16,984)
                                                 ---------        ---------        ---------

Balance, end of year                             $ 867,377        $ 847,696        $ 803,152
                                                 =========        =========        =========


The change in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                    2000             1999            1998
                                  ---------        --------        --------
Balance, beginning of year        $  92,558        $ 70,940        $ 50,084
Depreciation for the period          26,170          25,112          22,765
Dispositions and other               (3,171)         (3,494)         (1,909)
                                  ---------        --------        --------

Balance, end of year              $ 115,557        $ 92,558        $ 70,940
                                  =========        ========        ========

                                 EXHIBIT INDEX

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                ---------
2.1              Form of Sun Communities, Inc.'s Common Stock Certificate                                               (1)
3.1              Amended and Restated Articles of Incorporation of Sun Communities, Inc.                                (1)
3.2              Bylaws of Sun Communities, Inc.                                                                        (3)
4.1              Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities                    (4)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee
4.2              Form of Note for the 2001 Notes                                                                        (4)
4.3              Form of Note for the 2003 Notes                                                                        (4)
4.4              First Supplemental Indenture, dated as of August 20, 1997, by and between Sun Communities              (9)
                 Operating Limited Partnership and Bankers Trust Company, as Trustee
4.5              Form of Medium-Term Note (Floating Rate)                                                               (9)
4.6              Form of Medium-Term Note (Fixed Rate)                                                                  (9)
4.7              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (11)
                 of Preferred Stock and Fixing Distribution and other Rights in such Series
4.8              Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (13)
                 of Preferred Stock
10.1             Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating              (8)
                 Limited Partnership
10.2             Second Amended and Restated 1993 Stock Option Plan#                                                    (12)
10.3             Amended and Restated 1993 Non-Employee Director Stock Option Plan#                                     (8)
10.4             Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers           (1)
                 and other individuals#
10.5             Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and                 (5)
                 certain directors#
10.6             Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#                               (8)
10.7             Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.                           (9)
10.8             Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and            (9)
                 Lehman Brothers Holdings Inc.
10.9             Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities              (9)
                 Funding Limited Partnership and Lehman Brothers Holdings Inc.

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                ---------
10.10            Form of Indemnification Agreement between each officer and director of Sun Communities, Inc.           (9)
                 and Sun Communities, Inc.
10.11            Loan Agreement among Sun Communities Operating Limited Partnership, Sea Breeze Limited                 (9)
                 Partnership and High Point Associates, LP.
10.12            Option Agreement by and between Sun Communities Operating Limited Partnership and Sea Breeze           (9)
                 Limited Partnership
10.13            Option Agreement by and between Sun Communities Operating Limited Partnership and High Point           (9)
                 Associates, LP
10.14            $1,022,538.12 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.15            $1,022,538.13 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.16            $6,604,923.75 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
                 Partnership
10.17            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 94,570 shares of Common Stock
10.18            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
                 Partnership for 305,430 shares of Common Stock
10.19            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership
10.20            $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
                 Partnership
10.21            Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (9)
                 Partnership with respect to 80,000 shares of Common Stock
10.22            Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#                            (11)
10.23            Long Term Incentive Plan                                                                               (9)
10.24            Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated             (11)
                 June 5, 1998#
10.25            Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,                (11)
                 dated June 5, 1998#
10.26            Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M. Colman, dated           (11)
                 June 5, 1998#
10.27            Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W. Fannon, dated              (11)
                 June 5, 1998#

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                ---------
10.28            Sun Communities, Inc. 1998 Stock Purchase Plan#                                                        (11)
10.29            Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                                 (11)
10.30            Facility and Guaranty Agreement among Sun Communities, Inc., Sun Communities Operating                 (11)
                 Limited Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago, dated
                 December 10, 1998
10.31            Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company,                (10)
                 dated April 24, 1998
10.32            Employment Agreement between Sun Communities, Inc. and Brian W. Fannon#                                (11)
10.33            Contribution Agreement, dated as of September 29, 1999, by and among the Company, the                  (13)
                 Operating Partnership, Belcrest Realty Corporation and Belair Real Estate Corporation
10.34            One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of            (13)
                 the Operating Partnership
10.35            Subordinated Loan Agreement dated September 30, 1997 between Bingham Financial Services                (14)
                 Corporation ("Bingham") and the Company (assigned to Sun Communities Operating Limited
                 Partnership (the "Operating Partnership") as of December 31, 1997)
10.36            Term Promissory Note dated September 30, 1997 executed by Bingham in favor of the Company              (14)
                 (assigned to the Operating Partnership as of December 31, 1997)
10.37            Loan Agreement dated March 1, 1998 between Bingham and the Operating Partnership                       (15)
10.38            Demand Promissory Note dated March 1, 1998 executed by Bingham in favor of the Operating               (15)
                 Partnership
10.39            Loan Agreement dated March 30, 1999 between Bingham and the Operating Partnership                      (16)
10.40            Demand Promissory Note dated March 30, 1999 executed by Bingham in favor of the Operating              (16)
                 Partnership
10.41            First Amendment dated June 11, 1999 to Subordinated Loan Agreement dated September 30, 1997            (16)
                 between Bingham and the Operating Partnership
10.42            First Amendment dated June 11, 1999 to Loan Agreement dated March 1, 1998 between Bingham              (16)
                 and the Operating Partnership
10.43            Amended Demand Promissory Note dated June 11, 1999 executed by Bingham in favor of the                 (16)
                 Operating Partnership
10.44            Security Agreement dated December 13, 1999 between the Operating Partnership and Bingham               (17)
10.45            Second  Amendment to Loan Agreement dated December 13, 1999 between Bingham and the Operating          (18)
                 Partnership

EXHIBIT                                                                                                              METHOD OF
NUMBER                                                    DESCRIPTION                                                 FILING
------                                                    -----------                                                ---------
10.46            Second Amended Demand Promissory Note dated December 13, 1999 executed by Bingham in favor             (17)
                 of the Operating Partnership
10.47            Membership Pledge Agreement dated December 13, 1999 between Bingham and the Operating                  (18)
                 Partnership
10.48            Amended and Restated Security Agreement dated December 13, 1999 between Bingham and the                (18)
                 Operating Partnership
10.49            Stock Pledge Agreement dated December 13, 1999 between Bingham and the Operating Partnership           (18)
10.50            Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and Security                     (18)
                 Agreements as Collateral Security dated December 13, 1999 between Bingham and the Operating
                 Partnership
10.51            Supplemental Agreement Regarding Assignment of Note, Loan Agreement and Security Agreement             (19)
                 as Collateral Security dated December 13, 1999 between Bingham and the Operating Partnership
10.52            Supplemental Agreement Regarding Assignment of Note and Security Agreement as Collateral               (18)
                 Security dated March 16, 2000 between Bingham and the Operating Partnership
10.53            Stock Pledge Agreement dated October 20, 2000 between Bingham and the Operating Partnership            (18)
10.54            Amendment to Amended and Restated  Security  Agreement dated October 20, 2000 between Bingham          (18)
                 and the Operating Partnership
10.55            Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and Security Agreements
                 as collateral security dated December 13, 1999 between Bingham and the Operating Partnership           (19)
12.1             Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to Combined Fixed                 (20)
                 Charges and Preferred Dividends
21               List of Subsidiaries of Sun Communities, Inc.                                                          (20)
23               Consent of PricewaterhouseCoopers LLP, independent accountants                                         (20)

---------------------------

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

         (10) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1998.

         (11) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

         (12) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

         (13) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

         (14) Incorporated by reference to Bingham Financial Services Corporation's Registration Statement on Form S-1, No. 333-34453.

         (15) Incorporated by reference to Bingham Financial Services Corporation's Annual Report on Form 10-K for the year ended September 30, 1998, No. 0-23381.

         (16) Incorporated by reference to Bingham Financial Services Corporation's Annual Report on Form 10-K for the year ended September 30, 1999, No. 0-23381.

         (17) Incorporated by reference to Bingham Financial Services Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, No. 0-23381.

         (18) Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3, Amendment No. 1, No. 333-54718.

         (19) Incorporated by reference to Sun Communities Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, No. 333-2522-01.

         (20)    Filed herewith.

         # Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.