Form 10-Q
period 2001-03-31
SUN COMMUNITIES INC
filed 2001-05-14
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of April 30, 2001: 17,489,151

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                            PAGES
                                                                                            -----
PART I
------

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001 and
                  December 31, 2000                                                           3

           Consolidated Statements of Income for the Three Months
                  Ended March 31, 2001 and 2000                                               4

           Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000                                               5

           Notes to Consolidated Financial Statements                                       6-9


Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     10-14


PART II
-------

Item 2.    Changes in Securities and Use of Proceeds                                         15

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                                   15

Item 6.(b) Reports on Form 8-K                                                               15

           Signatures                                                                        16



                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                    ASSETS                            2001            2000
                                                                   ---------      ---------
Investment in rental property, net                                 $ 751,936      $ 751,820
Cash and cash equivalents                                             18,465         18,466
Notes and other receivables                                          135,609        156,349
Investment in and advances to affiliate                                8,802          7,930
Other assets                                                          31,108         32,063
                                                                   ---------      ---------

                           Total assets                            $ 945,920      $ 966,628
                                                                   =========      =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Line of credit                                               $      --      $  12,000
      Debt                                                           442,384        452,508
      Accounts payable and accrued expenses                           20,245         16,304
      Deposits and other liabilities                                  10,070          8,839
                                                                   ---------      ---------

                           Total liabilities                         472,699        489,651
                                                                   ---------      ---------

Minority interests                                                   141,201        140,943
                                                                   ---------      ---------

Stockholders' equity:
      Preferred stock, $.01 par value, 10,000 shares
            authorized; no shares issued and outstanding                  --             --
      Common stock, $.01 par value, 100,000 shares
            authorized; 17,591 and 17,516 issued and
            outstanding for 2001 and 2000, respectively                  176            175
      Paid-in capital                                                393,799        393,771
      Officers' notes                                                (11,172)       (11,257)
      Unearned compensation                                           (4,525)        (4,746)
      Distributions in excess of accumulated earnings                (39,874)       (41,688)
      Treasury stock, at cost, 202 and 7 shares for 2001 and
          2000, respectively                                          (6,384)          (221)
                                                                   ---------      ---------

                           Total stockholders' equity                332,020        336,034
                                                                   ---------      ---------

                           Total liabilities and stockholders'
                             equity                                $ 945,920      $ 966,628
                                                                   =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.


                             SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                      2001        2000
                                                    -------     -------
Revenues:
           Income from property                     $34,625     $33,129
           Other income                               4,466       2,751
                                                    -------     -------

                     Total revenues                  39,091      35,880
                                                    -------     -------

Expenses:
           Property operating and maintenance         7,411       7,172
           Real estate taxes                          2,256       2,247
           Property management                          784         740
           General and administrative                 1,142       1,051
           Depreciation and amortization              7,854       7,546
           Interest                                   8,380       6,694
                                                    -------     -------

                     Total expenses                  27,827      25,450
                                                    -------     -------

Income before other, net and minority interests      11,264      10,430
Other, net gain from property dispositions            3,517          --
                                                    -------     -------
Income before minority interest                      14,781      10,430

Less income allocated to minority interests:
           Preferred OP Units                         1,976       1,915
           Common OP Units                            1,701       1,158
                                                    -------     -------

Net income                                          $11,104     $ 7,357
                                                    =======     =======

Earnings per common share:
           Basic                                    $  0.64     $  0.43
                                                    =======     =======
           Diluted                                  $  0.64     $  0.42
                                                    =======     =======
Weighted average common shares outstanding:
           Basic                                     17,365      17,286
                                                    =======     =======
           Diluted                                   17,474      17,345
                                                    =======     =======

Distributions declared per common
   share outstanding                                $  0.51     $  0.51
                                                    =======     =======


   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                               2001          2000
                                                                             --------      --------
Cash flows from operating activities:
      Net income                                                             $ 11,104      $  7,357
      Adjustments to reconcile net income to net
             cash provided by operating activities:
         Income allocated to minority interests                                 1,701         1,158
         Net gain from property dispositions                                   (3,517)           --
         Depreciation and amortization                                          7,854         7,546
         Amortization of deferred financing costs                                 273           201
   Increase in other assets                                                      (197)       (1,843)
   Increase in accounts payable and other liabilities                           5,172         2,925
                                                                             --------      --------
                     Net cash provided by operating activities                 22,390        17,344
                                                                             --------      --------

Cash flows from investing activities:
      Investment in rental properties                                         (19,632)       (8,090)
      Proceeds related to property dispositions                                16,212            --
      Investment in and advances to affiliate                                    (872)      (18,541)
      Repayments of (investments in) notes receivable, net                     20,825        (1,468)
                                                                             --------      --------
                     Net cash provided by (used in) investing activities       16,533       (28,099)
                                                                             --------      --------

Cash flows from financing activities:
      Borrowings (repayments) on line of credit, net                          (12,000)       23,000
      Repayments on notes payable and other debt                              (10,124)         (710)
      Net proceeds from issuance of common stock                                   77            33
      Treasury stock purchases                                                 (6,163)           --
      Distributions                                                           (10,714)      (10,270)
      Payments for deferred financing costs                                        --           (79)
                                                                             --------      --------
                     Net cash provided by (used in) financing activities      (38,924)       11,974
                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents                               (1)        1,219
Cash and cash equivalents, beginning of period                                 18,466        11,330
                                                                             --------      --------

Cash and cash equivalents, end of period                                     $ 18,465      $ 12,549
                                                                             ========      ========

Supplemental Information:
      Debt assumed for rental properties                                     $     --      $  1,700
      Cancellation of common stock previously issued as
         unearned compensation                                               $     48      $     --

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto of the Company as of December 31, 2000. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior period financial statements to conform with current period presentation.

         The Company owns 100 percent of the preferred stock of an affiliate, Sun Home Services, Inc. ("Sun Homes"), is entitled to 95 percent of the operating cash flow of Sun Homes, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by two officers of the Company and the estate of a former officer of the Company who are entitled to receive five percent of the operating cash flow.

2.       RENTAL PROPERTY:

         The following summarizes rental property (in thousands):

                                                                          March 31,                  December 31,
                                                                             2001                        2000
                                                                      ------------------        ---------------------
                   Land                                               $           75,871        $              76,120
                   Land improvements and buildings                               741,464                      739,858
                   Furniture, fixtures, equipment                                 17,504                       17,498
                   Land held for future development                               14,090                       12,042
                   Property under development                                     22,222                       21,859
                                                                      ------------------        ---------------------
                                                                                 871,151                      867,377
                   Accumulated depreciation                                     (119,215)                    (115,557)
                                                                      -------------------       ----------------------

                   Rental property, net                               $          751,936        $             751,820
                                                                      ==================        =====================

                              SUN COMMUNITIES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      NOTES RECEIVABLE:

        Notes receivable consisted of the following (in thousands):

                                                                          March 31,  December 31,
                                                                            2001         2000
                                                                          --------     --------
Mortgage  notes receivable with minimum monthly interest payments at
          LIBOR based floating rates of approximately LIBOR +3.0%,
          maturing at various dates from September 2001 through June
          2012, collateralized by manufactured home communities           $ 65,461     $ 60,491

Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at LIBOR + 2.35%
          and payable on demand                                             25,966       35,849

Note receivable, subordinated, bears interest at 9.75%
          and matures September 2005                                         4,000        4,000

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
          and maturity of 11% and 20 years, respectively                    15,841       32,426

Other receivables                                                           24,341       23,583
                                                                          --------     --------

                                                                          $135,609     $156,349
                                                                          ========     ========

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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      DEBT:

        The following table sets forth certain information regarding debt (in thousands):

                                                                         March 31,     December 31,
                                                                           2001           2000
                                                                         --------       --------
           Collateralized term loan, interest at 7.01%,
                    due September 9, 2007                                $ 43,253       $ 43,393
           Senior notes, interest at 8.20%, due August 15, 2008           100,000        100,000
           Senior notes, interest at 7.375%, due May 1, 2001               65,000         65,000
           Senior notes, interest at 7.625%, due May 1, 2003               85,000         85,000
           Senior notes, interest at 6.97%, due December 3, 2007           35,000         35,000
           Callable/redeemable notes, interest at 6.77%, due
                    May 14, 2015, callable/redeemable May 16, 2005         65,000         65,000
           Capitalized lease obligations, interest at 6.1%, due
                    through December 2003                                  26,475         36,009
                    Mortgage notes, other                                  22,656         23,106
                                                                         --------       --------

                                                                         $442,384       $452,508
                                                                         ========       ========

        The Company's entire $125 million line of credit was available to borrow at March 31, 2001. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003. The Company retired the $65 million of senior notes maturing May 1, 2001 by drawing from its line of credit.


5.      OTHER INCOME:

        The components of other income are as follows for the periods ended March 31, 2001 and 2000 (in thousands):

                                      2001          2000
                                   -------       -------
Interest income                    $ 3,453       $ 2,071
Income (loss) from affiliate           165           (81)
Other income                           848           761
                                   -------       -------

                                   $ 4,466       $ 2,751
                                   =======       =======

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   EARNINGS PER SHARE (IN THOUSANDS):

                                                               For the Three Months
                                                                  Ended March 31,
                                                               2001           2000
                                                              -------       -------
Earnings used for basic and diluted earnings per
     share computation                                        $11,104       $ 7,357
                                                              =======       =======

Total shares used for basic earnings per share                 17,365        17,286
Dilutive securities, principally stock options                    109            59
                                                              -------       -------
Total weighted average shares used for diluted earnings
     per share computation                                     17,474        17,345
                                                              =======       =======

        Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. Convertible POP Units are excluded from the computations as their inclusion would have an anti-dilutive effect on earnings per share in 2001 and 2000.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2001 and 2000

For the three months ended March 31, 2001, income before other, net and minority interests increased by 8.0 percent from $10.4 million to $11.2 million, when compared to the three months ended March 31, 2000. The increase was due to increased revenues of $3.2 million while expenses increased by $2.4 million.

Income from property increased by $1.5 million from $33.1 million to $34.6 million, or 4.5 percent, due to rent increases and other community revenues ($1.8 million) and acquisitions ($0.8 million), offset by a revenue reduction of $1.1 million due to property dispositions.

Other income increased by $1.7 million from $2.8 million to $4.5 million due primarily to a $1.4 million increase in interest income.

Property operating and maintenance expenses increased by $0.2 million from $7.2 million to $7.4 million, or 3.3 percent, due to acquisitions ($0.1 million) and other community expenses, net.

Real estate taxes remained constant at $2.2 million for both periods.

Property management expenses remained constant at approximately $0.8 million for both periods representing 2.3 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.1 million from $1.0 million to $1.1 million, representing 2.9 percent of total revenues in 2001 and 2000.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $2.8 million from $24.7 million to $27.5 million. EBITDA as a percent of revenues increased to 70.3 percent in 2001 compared to 68.8 percent in 2000.

Depreciation and amortization increased by $0.3 million from $7.5 million to $7.8 million, or 4.1 percent due primarily to the net additional investment in rental properties.

Interest expense increased by $1.7 million from $6.7 million to $8.4 million due primarily to financing the additional investments in rental property and notes receivable.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and March 31, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.


                                                         SAME PROPERTY               TOTAL PORTFOLIO
                                                    ----------------------        ---------------------
                                                     2001           2000           2001          2000
                                                    -------        -------        -------       -------
Income from property                                $25,909        $24,572        $34,625       $33,129
                                                    -------        -------        -------       -------
Property operating expenses:
           Property operating and maintenance         4,574          4,452          7,411         7,172
           Real estate taxes                          1,951          1,860          2,256         2,247
                                                    -------        -------        -------       -------
           Property operating expenses                6,525          6,312          9,667         9,419
                                                    -------        -------        -------       -------

Property EBITDA                                     $19,384        $18,260        $24,958       $23,710
                                                    =======        =======        =======       =======

Number of operating properties                           90             90            109           109
Developed sites                                      30,209         29,976         38,028        38,313
Occupied sites                                       28,724         28,563         35,338        35,636
Occupancy %                                           95.1%          95.3%          95.0%(1)      95.1%(1)
Weighted average monthly rent per site              $   296        $   283        $   294(1)    $   282(1)
Sites available for development                       1,913          2,163          4,476         5,938
Sites planned for development in current year           185            438            593         1,351

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $1.1 million from $18.3 million to $19.4 million, or 6.2 percent. Property revenues increased by $1.3 million from $24.6 million to $25.9 million, or 5.4 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through. Also contributing to revenue growth was the increase of 161 leased sites at March 31, 2001 compared to March 31, 2000.

Property operating expenses increased by $0.2 million from $6.3 million to $6.5 million or 3.4 percent, due to increased occupancies and costs.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents remained approximately $18.5 million at March 31, 2001 and December 31, 2000 because cash provided by operating and investing activities approximated cash used in financing activities.

Net cash provided by operating activities increased by $5.0 million to $22.4 million for the three months ended March 31, 2001 compared to $17.3 million for the same period in 2000. This increase was primarily due to accounts payable and other liabilities increasing by $2.2 million, other assets decreasing by $1.7 million and a $1.1 million increase in income before minority interests, depreciation and amortization and net gain from property dispositions.

Net cash provided by investing activities was $16.5 million for the three months ended March 31, 2001 compared to $28.1 million used in investing activities during the same period in 2000. This change was primarily due to a $22.3 million increase in investments in notes receivable, net, proceeds related to property dispositions of $16.2 million and $17.7 million related to investments in and advances to affiliates offset by a $11.6 million increase in rental property acquisition activities.

Net cash used in financing activities was $38.9 million for the three months ended March 31, 2001 compared to $12.0 million provided by financing activities during the same period in 2000. This change was primarily because of a $35.0 million reduction in borrowings on the line of credit, $9.3 million repayments on notes payable and other debt, net of financing costs, treasury stock purchases of $6.2 million and distributions increasing by $0.4 million.

The Company expects to meet its short-term liquidity requirements generally through its working capital provided by operating activities. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities and property acquisitions through the issuance of equity or debt securities, or interests in the Operating Partnership. The Company considers these sources to be adequate and anticipates they will continue to be adequate to meet operating requirements, capital improvements, investment in development, and payment of distributions by the Company in accordance with REIT requirements in both the short and long term. The Company may also meet these short-term and long-term requirements by utilizing its $125 million line of credit which bears interest at LIBOR plus 1.0% and is due January 1, 2003. The Company retired the $65 million of senior notes maturing May 1, 2001 by drawing from its line of credit.

At March 31, 2001, the Company's debt to total market capitalization approximated 36.1% (assuming conversion of all Common and Preferred OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.4%.

Recurring capital expenditures approximated $0.9 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for both basic and diluted purposes for the three months ended March 31, 2001 and 2000 (in thousands):

                                                           2001            2000
                                                         --------        --------
Net income                                               $ 11,104        $  7,357
Deduct other, net                                          (3,517)             --
Add:
    Minority interest in earnings to
        common OP Unit holders                              1,701           1,158

    Depreciation and amortization, net
        of corporate office depreciation                    7,779           7,481
                                                         --------        --------

Funds from operations                                    $ 17,067        $ 15,996
                                                         ========        ========

Weighted average common shares and OP Units
    outstanding used for basic per share/unit data         20,025          20,006
Dilutive securities:
    Stock options and awards                                  109              59
                                                         --------        --------
Weighted average common shares and OP Units
        used for diluted per share/unit data               20,134          20,065
                                                         ========        ========

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER CONTINUED:

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the year ended December 31,2000 filed with the Securities and Exchange Commission for a list of uncertainties and factors.

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

Recent Accounting Pronouncements

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001. There was no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at March 31, 2001 and December 31, 2000.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2.   - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2001, the Company issued an aggregate of 64,186 shares of Common Stock to partners of the Operating Partnership, all of whom were accredited investors as defined in Rule 501 of Regulation D, in exchange for Common OP Units in the Operating Partnership.

All of the shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under.

ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

None

ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001



                      SUN COMMUNITIES, INC.


                      BY: /s/   Jeffrey P. Jorissen
                          ---------------------------------------------
                                Jeffrey P. Jorissen, Chief Financial Officer
                                and Secretary
                                (Duly authorized officer and principal
                                financial officer)