Form 10-K405/A
period 2000-12-31
SUN COMMUNITIES INC
filed 2001-07-02
CIK 912593

                                   FORM 10-K/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
(Mark One)

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

                                Yes  X    No
                                   -----    -----

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

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") is filed to amend Part IV, Item 14. The line item including depreciation and amortization was mistakenly omitted from the "Cash Flows from Operating Activities" section of the Consolidated Statement of Cash Flows found on page F-6 of the Form 10-K. The amounts reported for the second line item in Footnote 3 Notes and Other Receivables were in reverse order. In accordance with the rules and regulations of the Securities and Exchange Commission, the entire Item 14 is restated in this Amendment No. 1 to correct these errors. Other than these two changes, there have been no changes to this Item 14. Item 14 of the Form 10-K is hereby amended in its entirety to read as follows:


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

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
          authorized, none issued                                                     ___                    ___

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

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                  2000           1999           1998
                                                                                ---------     ---------      ---------
REVENUES
  Income from property..........................................................$ 132,440     $ 125,424      $ 114,346
  Other income..................................................................   14,105         9,530          5,984
                                                                                ---------     ---------      ---------

    Total revenues..............................................................  146,545       134,954        120,330
                                                                                ---------     ---------      ---------

EXPENSES
  Property operating and maintenance............................................   28,592        27,300         25,647
  Real estate taxes.............................................................    9,115         8,888          8,728
  Property management...........................................................    2,934         2,638          2,269
  General and administrative....................................................    4,079         3,682          3,339
  Depreciation and amortization.................................................   30,671        28,551         24,961
  Interest......................................................................   29,651        27,289         23,987
                                                                                ---------     ---------      ---------

    Total expenses..............................................................  105,042        98,348         88,931
                                                                                ---------     ---------      ---------

Income before other, net and minority interests.................................   41,503        36,606         31,399
Other, net......................................................................    4,801           829            655
                                                                                ---------     ---------      ---------

Income before minority interests................................................   46,304        37,435         32,054

Less income allocated to minority interests:
    Preferred OP Units..........................................................    7,826         3,663          2,505
    Common OP Units.............................................................    5,184         4,683          3,453
                                                                                ---------     ---------      ---------

Net income......................................................................$  33,294     $  29,089      $  26,096
                                                                                =========     =========      =========

Earnings per common share:
    Basic.......................................................................$    1.92     $    1.69      $    1.55
                                                                                =========     =========      =========
    Diluted.....................................................................$    1.91     $    1.68      $    1.53
                                                                                =========     =========      =========

Weighted average common shares outstanding:
    Basic.......................................................................   17,304        17,191         16,856
                                                                                =========     =========      =========
    Diluted.....................................................................   17,390        17,343         17,031
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

                                                                                                 DISTRIBUTION
                                             COMMON           PAID IN        UNEARNED            IN EXCESS OF       TREASURY
                                              STOCK           CAPITAL      COMPENSATION            EARNINGS           STOCK
                                           ----------       -----------    --------------        --------------     --------
Balance, January 1, 1998....................$     166       $   364,050                          $     (25,663)
Issuance of common stock, net...............        6            11,418    $      (5,302)
Reclassification and conversion of
   minority interests.......................                     13,980
Net income..................................                                                            26,096
Cash distributions declared of $1.94
   per share................................                                                           (32,778)
                                            ---------       -----------    -------------         -------------

Balance, December 31, 1998..................      172           389,448           (5,302)              (32,345)

Issuance of common stock, net...............        2             1,595             (157)

Reclassification and conversion of
   minority interests.......................                      2,317

Net income..................................                                                            29,089
Cash distributions declared of $2.02
   per share................................                                                           (35,009)
                                            ---------       -----------    -------------         -------------
Balance, December 31, 1999..................      174           393,360           (5,459)              (38,265)
Issuance of common stock, net...............        1               445
Amortization................................                                         713
Treasury stock purchased, 7 shares..........                                                                           $  (221)
Reclassification and conversion of
   minority interests.......................                        (34)
Net income..................................                                                            33,294
Cash distributions declared of $2.10
   per share................................                                                           (36,717)
                                            ---------       -----------    -------------         -------------         --------
Balance, December 31, 2000..................$     175       $   393,771    $      (4,746)        $     (41,688)        $  (221)
                                            =========       ===========    =============         =============         =======



               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(AMOUNTS IN THOUSANDS)


                                                                                  2000              1999              1998
                                                                             -----------        -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income................................................................$    33,294       $     29,089      $     26,096
      Adjustments to reconcile net income to
         cash provided by operating activities:
      Income allocated to minority interests.................................      5,184              4,683             3,453
      Net gain from property dispositions....................................     (4,801)            (1,781)             (655)
      Depreciation and amortization..........................................     30,671             28,551            24,961
      Amortization of deferred financing costs...............................        943                865               681
  Increase in other assets...................................................     (7,480)            (9,329)           (4,449)
  Increase (decrease) in accounts payable and other liabilities..............     (1,133)             1,616             6,892
                                                                             -----------        -----------      ------------
  Net cash provided by operating activities..................................     56,678             53,694            56,979
                                                                             -----------        -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties............................................    (57,832)           (67,588)          (99,156)
  Proceeds related to property dispositions..................................     34,460             36,720            20,773
  Investment in notes receivable, net........................................    (46,577)           (52,218)          (32,523)
  Investment in and advances to affiliate....................................        675              2,854               514
  Officer note...............................................................        195                157               164
                                                                             -----------        -----------      ------------
      Net cash used in investing activities..................................    (69,079)           (80,075)         (110,228)
                                                                             -----------        -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and operating
      partnership units,  net................................................        209             51,019            27,328
  Borrowings (repayments) on line of credit, net.............................    (35,000)            21,000             9,000
  Proceeds from notes payable and other debt.................................    100,000                --             65,000
  Repayments on notes payable and other debt.................................     (2,056)            (1,741)             (935)
  Payments for deferred financing costs......................................     (1,242)            (1,533)           (2,667)
  Distributions..............................................................    (42,374)           (40,622)          (37,087)
                                                                             -----------        -----------      ------------
      Net cash provided by financing activities..............................     19,537             28,123            60,639
                                                                             -----------        -----------      ------------
   Net increase in cash and cash equivalents.................................      7,136              1,742             7,390
   Cash and cash equivalents, beginning of year..............................     11,330              9,588             2,198
                                                                             -----------        -----------      ------------
   Cash and cash equivalents, end of year....................................$    18,466        $    11,330      $      9,588
                                                                             ===========        ===========      ============

SUPPLEMENTAL INFORMATION
   Cash paid for interest including capitalized amounts of $3,148,
      $2,230 and $1,045 in 2000, 1999 and 1998, respectively.................$    31,882        $    28,422      $     23,517
   Noncash investing and financing activities:
      Debt assumed for rental properties and other...........................         --             10,445            18,356
      Capitalized lease obligations for rental properties and other..........         --             10,605             9,479
      Property acquired through the exchange of similar property.............         --              7,700                --
      Common stock issued as unearned compensation...........................         --                720             5,631
      Property acquired (sold) in satisfaction of note receivable............     (8,614)             4,400                --
      Issuance of partnership units for rental properties and other .........      3,564                 --             2,204

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

2.   RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                                     AT  DECEMBER 31
                                                              ------------------------
                                                                  2000            1999
                                                              --------        --------
     Land.....................................................$ 76,120        $ 76,069
     Land improvements and buildings.......................... 739,858         720,662
     Furniture, fixtures, and equipment ......................  17,498          16,943
     Land held for future development.........................  12,042          17,046
     Property under development...............................  21,859          16,976
                                                              --------        --------
                                                               867,377         847,696
          Less accumulated depreciation.......................(115,557)        (92,558)
                                                              --------        --------
                                                              $751,820        $755,138
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

3.   NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                               AT DECEMBER 31
                                                                                         ---------------------------
                                                                                            2000            1999
                                                                                         -----------     -----------
         Mortgage notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately LIBOR +
               3.0%, maturing at various dates from April 2001 through June
               2012, collateralized by manufactured home communities.                   $    60,491      $    23,277


         Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at LIBOR + 2.35% and payable
               on demand                                                                     35,849           40,794

         Note receivable, subordinated, bears interest at 9.75%
               and matures September 2005.                                                    4,000            4,000

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2000, 1999 AND 1998

3.   NOTES AND OTHER RECEIVABLES (CONTINUED)(AMOUNTS IN THOUSANDS):

                                                                                                AT DECEMBER 31
                                                                                        -------------------------
                                                                                             2000            1999
                                                                                        ---------       ---------
         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 11% and
               22 years, respectively.                                                     32,426          18,635

         Other receivables                                                                 23,583          14,452
                                                                                        ---------       ---------


                                                                                        $ 156,349       $ 101,158
                                                                                        =========       =========

     At December 31, 2000, the maturities of mortgage notes receivables are approximately as follows: 2001 - $13.3 million; 2002 - $18.5 million; 2003
     - $11.1 million; after 2005 - $17.6 million.

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

4.   DEBT (AMOUNTS IN THOUSANDS):

                                                                                          AT DECEMBER 31
                                                                                ------------------------------
                                                                                      2000                1999
                                                                                ----------          ----------
     Collateralized term loan, interest at 7.01%, due September 9, 2007.........$   43,393          $   43,927
     Senior notes, interest at 8.20%, due August 15, 2008.......................   100,000                  --
     Senior notes, interest at 7.375%, due May 1, 2001..........................    65,000              65,000
     Senior notes, interest at 7.625%, due May 1, 2003..........................    85,000              85,000
     Senior notes, interest at 6.97%, due December 3, 2007......................    35,000              35,000
     Senior notes, interest at 6.77%, due May 14, 2015,
          callable/redeemable May 16, 2005......................................    65,000              65,000
     Capitalized lease obligations, interest at 6.1%, $9.4 million due in
          March 2001, balance due through December 2003.........................    36,009              36,620
     Mortgage notes, other......................................................    23,106              24,017
                                                                                ----------          ----------

                                                                                $  452,508          $  354,564
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

5.   STOCK OPTIONS:
     Data pertaining to stock option plans are as follows:

                                                                      2000                1999                1998
                                                                    ---------          ---------            --------
     Options outstanding, January 1...............................  1,121,000          1,055,600             965,900
     Options granted..............................................     17,500            102,000             162,500
     Option price.................................................     $35.37      $30.03-$32.96       $33.75-$34.13
     Options exercised............................................     16,667             35,099              66,800
     Option price...............................................$28.64-$30.03      $22.75-$33.75       $20.00-$33.75
     Options forfeited............................................     12,583              1,501               6,000
     Option price...............................................$30.03-$33.75             $33.75       $33.75-$34.91
     Options outstanding, December 31.............................  1,109,250 (a)      1,121,000           1,055,600
     Option price................................................. $20-$35.39         $20-$35.39          $20-$35.39
     Options exercisable, December 31.................................827,329 (a)        709,811             601,410

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

5.   STOCK OPTIONS (CONTINUED):

                                                                                      2000          1999         1998
                                                                                    -------       -------      ----------
     Estimated fair value per share of options granted during year.................$  2.43       $   2.43      $   2.43


     Assumptions:
     Annualized dividend yield.....................................................   7.1%           7.1%          7.0%
     Common stock price volatility.................................................  15.3%          15.3%         15.9%
     Risk-free rate of return......................................................   6.4%           6.4%          5.4%
     Expected option term (in years)...............................................      6              6             4

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

     Dividend payout on taxable income available to common stockholders:

                                                                   2000               1999          1998
                                                                 ---------        -----------    ----------
          Taxable income available to
              common stockholders                                $  14,683        $    14,681    $   14,087
          Less tax gain on disposition of properties                   (13)            (5,943)       (5,519)
                                                                 ---------        -----------    ----------
          Taxable operating income available to
              common stockholders                                $  14,670        $     8,738    $    8,568
                                                                 =========        ===========    ==========

          Total dividends paid to common stockholders            $  36,717        $    35,009    $   32,778
                                                                 =========        ===========    ==========

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

8.  INCOME TAXES (CONTINUED)(AMOUNTS IN THOUSANDS):

    For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2000, 1999 and 1998, distributions paid per share were taxable as follows:

                                     2000                       1999                       1998
                              ------------------       ----------------------       --------------------
                              AMOUNT  PERCENTAGE       AMOUNT      PERCENTAGE       AMOUNT    PERCENTAGE
    Ordinary income           $ 1.30     62.0%         $ 1.29         64.0%         $ 1.27       65.6%
    Return of capital            .80     38.0             .39         19.4             .38       19.8
    Capital gains                 --       --             .28         13.6             .11        5.6
    Unrecaptured
    SEC. 1250 gain                --       --             .06          3.0             .18        9.0
                              ------    ------         ------        ------         ------      ------
                              $ 2.10    100.0%         $ 2.02        100.0%         $ 1.94      100.0%
                              ======    ======         ======        ======         ======      ======

9.  EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                                                 2000             1999       1998
                                                                                ---------      --------    -------
          Earnings used for basic and diluted earnings per
              share computation                                                 $33,294        $ 29,089    $26,096
                                                                                =======        ========    =======

          Total shares used for basic earnings per share                         17,304          17,191     16,856
          Dilutive securities:
              Stock options and other                                                86             152        175
                                                                                -------        --------    -------
          Total weighted average shares used for diluted
              earnings per share computation                                     17,390          17,343     17,031
                                                                                =======        ========    =======

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000, 1999 AND 1998

10.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                                       FIRST         SECOND           THIRD        FOURTH
                                                                      QUARTER       QUARTER         QUARTER       QUARTER
                                                                     MARCH 31       JUNE 30        SEPT. 30       DEC. 31
                                                                     --------       -------        --------       -------
    2000
    Total revenues...................................................$ 36,033      $ 36,064        $ 37,013      $ 37,435
    Operating income (a).............................................$ 24,823      $ 25,380        $ 25,549      $ 26,073
    Income before other, net and allocation
       to minority interests.........................................$ 10,430      $ 10,396        $ 10,200      $ 10,477
    Net income (b)...................................................$  7,357      $  7,305        $ 11,117      $  7,515
    Weighted average common shares outstanding.......................  17,286        17,310          17,312        17,308
    Earnings per common share-basic..................................$   0.43      $   0.42        $   0.64      $   0.43

                                                                        FIRST        SECOND           THIRD        FOURTH
                                                                      QUARTER       QUARTER         QUARTER       QUARTER
                                                                      MARCH 31      JUNE 30        SEPT. 30       DEC. 31
                                                                    -----------    ---------       --------      --------
     1999
     Total revenues.................................................$ 33,000       $ 32,761        $ 34,133      $ 35,060
     Operating income (a)...........................................$ 22,425       $ 22,517        $ 23,157      $ 24,347
     Income before other, net and allocation
       to minority interests........................................$  8,938       $  8,727        $  8,727      $ 10,214
     Net income (b).................................................$  7,135       $  6,964        $  6,985      $  8,005
     Weighted average common shares outstanding.....................  17,113         17,160          17,223        17,269
     Earnings per common share-basic................................$   0.42       $   0.40        $   0.41      $   0.46

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

Date: June 29, 2001
                                       SUN COMMUNITIES, INC.

                                       By  /s/ Gary A. Shiffman
                                          ------------------------------------
                                               Gary A. Shiffman, President

                                 EXHIBIT INDEX

EXHIBIT                                                                                                           METHOD OF
NUMBER                                                 DESCRIPTION                                                 FILING
------                                                 -----------                                                 ------
2.1           Form of Sun Communities, Inc.'s Common Stock Certificate                                               (1)

3.1           Amended and Restated Articles of Incorporation of Sun Communities, Inc.                                (1)

3.2           Bylaws of Sun Communities, Inc.                                                                        (3)

4.1           Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities                    (4)
              Operating Limited Partnership and Bankers Trust Company, as Trustee

4.2           Form of Note for the 2001 Notes                                                                        (4)

4.3           Form of Note for the 2003 Notes                                                                        (4)

4.4           First Supplemental Indenture, dated as of August 20, 1997, by and between Sun Communities              (9)
              Operating Limited Partnership and Bankers Trust Company, as Trustee

4.5           Form of Medium-Term Note (Floating Rate)                                                               (9)

4.6           Form of Medium-Term Note (Fixed Rate)                                                                  (9)

4.7           Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (11)
              of Preferred Stock and Fixing Distribution and other Rights in such Series

4.8           Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series             (13)
              of Preferred Stock

10.1          Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating              (8)
              Limited Partnership

10.2          Second Amended and Restated 1993 Stock Option Plan#                                                    (12)

10.3          Amended and Restated 1993 Non-Employee Director Stock Option Plan#                                     (8)

10.4          Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers           (1)
              and other individuals#

10.5          Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and                 (5)
              certain directors#

10.6          Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#                               (8)

10.7          Senior Unsecured Line of Credit Agreement with Lehman Brothers Holdings Inc.                           (9)

10.8          Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and            (9)
              Lehman Brothers Holdings Inc.

10.9          Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities              (9)
              Funding Limited Partnership and Lehman Brothers Holdings Inc.

10.10         Form of Indemnification Agreement between each officer and director of Sun                             (9)

EXHIBIT                                                                                                           METHOD OF
NUMBER                                                 DESCRIPTION                                                 FILING
------                                                 -----------                                                 ------
              Communities, Inc. and Sun Communities, Inc.

10.11         Loan Agreement among Sun Communities Operating Limited Partnership, Sea Breeze Limited                 (9)
              Partnership and High Point Associates, LP.

10.12         Option Agreement by and between Sun Communities Operating Limited Partnership and Sea Breeze           (9)
              Limited Partnership

10.13         Option Agreement by and between Sun Communities Operating Limited Partnership and High Point           (9)
              Associates, LP

10.14         $1,022,538.12 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
              Partnership

10.15         $1,022,538.13 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
              Partnership

10.16         $6,604,923.75 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited               (7)
              Partnership

10.17         Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
              Partnership for 94,570 shares of Common Stock

10.18         Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (7)
              Partnership for 305,430 shares of Common Stock

10.19         $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
              Partnership

10.20         $ 1,300,195.40 Promissory Note from Gary A. Shiffman to Sun Communities Operating Limited              (9)
              Partnership

10.21         Stock Pledge Agreement between Gary A. Shiffman and Sun Communities Operating Limited                  (9)
              Partnership with respect to 80,000 shares of Common Stock

10.22         Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#                            (11)

10.23         Long Term Incentive Plan                                                                               (9)

10.24         Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated             (11)
              June 5, 1998#

10.25         Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,                (11)
              dated June 5, 1998#

10.26         Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M. Colman, dated           (11)
              June 5, 1998#

10.27         Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W. Fannon, dated              (11)
              June 5, 1998#

10.28         Sun Communities, Inc. 1998 Stock Purchase Plan#                                                        (11)

10.29         Employment Agreement between Sun Home Services, Inc. and Brian Fannon#                                 (11)

EXHIBIT                                                                                                           METHOD OF
NUMBER                                                 DESCRIPTION                                                 FILING
------                                                 -----------                                                 ------
10.30         Facility and Guaranty Agreement among Sun Communities, Inc., Sun Communities Operating                 (11)
              Limited Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago, dated
              December 10, 1998

10.31         Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company,                (10)
              dated April 24, 1998

10.32         Employment Agreement between Sun Communities, Inc. and Brian W. Fannon#                                (11)

10.33         Contribution Agreement, dated as of September 29, 1999, by and among the Company, the                  (13)
              Operating Partnership, Belcrest Realty Corporation and Belair Real Estate Corporation

10.34         One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of            (13)
              the Operating Partnership

10.35         Subordinated Loan Agreement dated September 30, 1997 between Bingham Financial Services                (14)
              Corporation ("Bingham") and the Company (assigned to Sun Communities Operating Limited
              Partnership (the "Operating Partnership") as of December 31, 1997)

10.36         Term Promissory Note dated September 30, 1997 executed by Bingham in favor of the Company              (14)
              (assigned to the Operating Partnership as of December 31, 1997)

10.37         Loan Agreement dated March 1, 1998 between Bingham and the Operating Partnership                       (15)

10.38         Demand Promissory Note dated March 1, 1998 executed by Bingham in favor of the Operating               (15)
              Partnership

10.39         Loan Agreement dated March 30, 1999 between Bingham and the Operating Partnership                      (16)

10.40         Demand Promissory Note dated March 30, 1999 executed by Bingham in favor of the Operating              (16)
              Partnership

10.41         First Amendment  dated June 11, 1999 to Subordinated  Loan Agreement dated September 30, 1997          (16)
              between Bingham and the Operating Partnership

10.42         First  Amendment  dated June 11, 1999 to Loan Agreement  dated March 1, 1998 between  Bingham          (16)
              and the Operating Partnership

10.43         Amended Demand Promissory Note dated June 11, 1999 executed by Bingham in favor of the                 (16)
              Operating Partnership

10.44         Security Agreement dated December 13, 1999 between the Operating Partnership and Bingham               (17)

10.45         Second Amendment to Loan Agreement dated December 13, 1999 between Bingham and the Operating           (18)
              Partnership

10.46         Second Amended Demand Promissory Note dated December 13, 1999 executed by Bingham in favor             (17)
              of the Operating Partnership

10.47         Membership Pledge Agreement dated December 13, 1999 between Bingham                                    (18)

EXHIBIT                                                                                                           METHOD OF
NUMBER                                                 DESCRIPTION                                                 FILING
------                                                 -----------                                                 ------
              and the Operating Partnership

10.48         Amended and Restated Security Agreement dated December 13, 1999 between Bingham and the                (18)
              Operating Partnership

10.49         Stock Pledge Agreement dated December 13, 1999 between Bingham and the Operating Partnership           (18)

10.50         Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and Security Agreements          (18)
              as Collateral Security dated December 13, 1999 between  Bingham and the Operating
              Partnership

10.51         Supplemental Agreement Regarding Assignment of Note, Loan Agreement and Security Agreement             (19)
              as Collateral Security dated December 13, 1999 between Bingham and the Operating Partnership

10.52         Supplemental Agreement Regarding Assignment of Note and Security Agreement as Collateral               (18)
              Security dated March 16, 2000 between Bingham and the Operating Partnership

10.53         Stock Pledge Agreement dated October 20, 2000 between Bingham and the Operating Partnership            (18)

10.55         Supplemental Agreement Regarding Assignment of Notes, Loan Agreements and Security                     (19)
              Agreements as Collateral Security dated December 13, 1999 between Bingham and the Operating
              Partnership.

10.54         Amendment to Amended and Restated Security Agreement dated October 20, 2000 between Bingham            (18)
              and the Operating Partnership

10.55

12.1          Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to Combined Fixed                 (20)
              Charges and Preferred Dividends

21            List of Subsidiaries of Sun Communities, Inc.                                                          (20)

23            Consent of PricewaterhouseCoopers LLP, independent accountants                                         (21)

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

(20)     Previously filed.

(21)     Filed herewith.


# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.