Form 10-Q
period 2001-06-30
SUN COMMUNITIES INC
filed 2001-08-14
CIK 912593

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of July 31, 2001: 17,492,389

                              SUN COMMUNITIES, INC.

                                      INDEX




                                                                                                              PAGES
                                                                                                              -----
PART I

Item 1.          Financial Statements:

                 Consolidated Balance Sheets as of June 30, 2001 and
                      December 31, 2000                                                                         3

                 Consolidated Statements of Income for the Periods
                      Ended June 30, 2001 and 2000                                                              4

                 Consolidated Statements of Cash Flows for the Six Months
                      Ended June 30, 2001 and 2000                                                              5

                  Notes to Consolidated Financial Statements                                                  6-9


Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   10-15



PART II

Item 4.           Submission of Matters to a Vote of Security Holders                                          16

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                              16

Item 6.(b)        Reports on Form 8-K                                                                          16

                  Signatures                                                                                   17

                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                    ASSETS                                    2001                 2000
                                                                        ---------------        -------------
Investment in rental property, net                                      $       783,735        $     751,820
Cash and cash equivalents                                                         7,665               18,466
Notes and other receivables                                                     136,888              156,349
Investment in and advances to affiliates                                         11,230                7,930
Other assets                                                                     28,556               32,063
                                                                        ---------------        -------------

                  Total assets                                          $       968,074        $     966,628
                                                                        ===============        =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        73,000        $      12,000
     Debt                                                                       389,494              452,508
     Accounts payable and accrued expenses                                       19,195               16,304
     Deposits and other liabilities                                               9,699                8,839
                                                                        ---------------        -------------

                    Total liabilities                                           491,388              489,651
                                                                        ---------------        -------------

Minority interests                                                              145,636              140,943
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,694 and 17,516 issued and
         17,492 and 17,509 outstanding for 2001
         and 2000, respectively                                                     177                  175
     Paid-in capital                                                            397,116              393,771
     Officers' notes                                                            (11,136)             (11,257)
     Unearned compensation                                                       (7,550)              (4,746)
     Distributions in excess of accumulated earnings                            (41,173)             (41,688)
     Treasury stock, at cost, 202 and 7 shares for 2001 and
        2000, respectively                                                       (6,384)                (221)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  331,050              336,034
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $       968,074        $     966,628
                                                                        ===============        =============

   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                           For the Three Months              For the Six Months
                                                              Ended June 30,                   Ended June 30,
                                                           2001             2000            2001            2000
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     34,616      $    32,947     $    69,241     $    66,076
        Other income                                          3,532            3,117           7,998           6,021
                                                       ------------      -----------     -----------     -----------

                Total revenues                               38,148           36,064          77,239          72,097
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    6,975            6,703          14,386          13,875
        Real estate taxes                                     2,334            2,271           4,590           4,518
        Property management                                     652              709           1,436           1,449
        General and administrative                            1,200            1,001           2,342           2,052
        Depreciation and amortization                         8,216            7,678          16,070          15,224
        Interest                                              7,886            7,306          16,266          14,153
                                                       ------------      -----------     -----------     -----------

                Total expenses                               27,263           25,668          55,090          51,271
                                                       ------------      -----------     -----------     -----------

Income before gain from property
    dispositions, net and
    minority interests                                       10,885           10,396          22,149          20,826
Gain from property dispositions, net                            758               --           4,275              --
                                                       ------------      -----------     -----------     -----------
Income before minority interest                              11,643           10,396          26,424          20,826

Less income allocated to minority interests:
        Preferred OP Units                                    2,041            1,956           4,017           3,871
        Common OP Units                                       1,282            1,135           2,983           2,293
                                                       ------------      -----------     -----------     -----------

Net income                                             $      8,320      $     7,305     $    19,424     $    14,662
                                                       ============      ===========     ===========     ===========

Earnings per common share:
        Basic                                          $       0.48      $      0.42     $      1.12     $      0.85
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.48      $      0.42     $      1.11     $      0.84
                                                       ============      ===========     ===========     ===========

Weighted average common shares outstanding:
        Basic                                                17,203           17,310          17,284          17,298
                                                       ============      ===========     ===========     ===========
        Diluted                                              17,375           17,433          17,433          17,389
                                                       ============      ===========     ===========     ===========

Distributions declared per common
   share outstanding                                   $       0.55      $      0.53     $      1.08     $      1.04
                                                       ============      ===========     ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)


                                                                                    2001               2000
                                                                               -------------       ------------
Cash flows from operating activities:
    Net income                                                                 $      19,424      $      14,662
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          2,983              2,293
       Gain from property dispositions, net                                           (4,275)                --
       Depreciation and amortization                                                  16,070             15,224
       Amortization of deferred financing costs                                          524                317
   (Increase) decrease in other assets                                                   857             (3,140)
   Increase (decrease) in accounts payable and other liabilities                       3,751               (207)
                                                                               -------------       ------------
               Net cash provided by operating activities                              39,334             29,149
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (41,376)           (35,565)
    Proceeds related to property dispositions                                         17,331                 --
    Investment in and advances to affiliates                                          (3,300)           (18,592)
    Repayments of (investments in) notes receivable, net                              19,582             (2,311)
                                                                               -------------       ------------
               Net cash used in investing activities                                  (7,763)           (56,468)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings on line of credit, net                                                 61,000             45,000
    Repayments on notes payable and other debt                                       (75,514)            (1,063)
    Treasury stock and operating partnership unit purchases, net                      (6,066)              (267)
    Distributions                                                                    (21,792)           (20,975)
                                                                               -------------       ------------
               Net cash provided by (used in) financing activities                   (42,372)            22,695
                                                                               -------------       -------------

Net decrease in cash and cash equivalents                                            (10,801)            (4,624)
Cash and cash equivalents, beginning of period                                        18,466             11,330
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       7,665       $      6,706
                                                                               =============       ============

Supplemental Information:
    Preferred OP Units issued for rental properties                            $       4,612       $      3,564
    Conversion of partnership interest to notes receivable                                --       $     11,011
    Debt assumed for rental properties                                         $      12,500       $         --
    Restricted common stock issued as unearned
       compensation, net of cancellations                                      $       3,233       $         --


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

2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                                 June 30,         December 31,
                                                                                   2001                2000
                                                                              --------------    -----------------
              Land                                                            $      78,381      $        76,120
              Land improvements and buildings                                       767,426              739,858
              Furniture, fixtures, equipment                                         18,587               17,498
              Land held for future development                                       16,174               12,042
              Property under development                                             29,094               21,859
                                                                              -------------      ---------------
                                                                                    909,662              867,377
              Accumulated depreciation                                             (125,927)            (115,557)
                                                                              -------------      ---------------

              Rental property, net                                            $     783,735      $       751,820
                                                                              =============      ===============

       In April 2001, in conjunction with a property acquisition, the Company issued 46,117 Series B-1 Preferred OP Units at a $100 mandatory redemption price with interest rates ranging from 6.85 percent to 9.19 percent and a maturity of April 16, 2012. The Series B-1 Preferred OP Units are subject to earlier redemption subsequent to April 15, 2006 or upon specified events.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.     NOTES RECEIVABLE:

       Notes receivable consisted of the following (in thousands):

                                                                                 June 30,          December 31,
                                                                                   2001               2000
                                                                              -------------      ---------------
       Mortgage notes receivable with minimum monthly
          interest payments at LIBOR based floating rates
          of approximately LIBOR + 3.0%, maturing at various
          dates from September 2001 through June 2012,
          collateralized by manufactured home communities.                    $      57,762      $        60,491

       Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at the higher of LIBOR
          + 2.30% or 8% and payable on demand                                        32,083               35,849

       Note receivable, subordinated, bears interest at 9.75%
          and matures September 2005.                                                 4,000                4,000

       Installment loans on manufactured homes with interest
          payable monthly at a weighted average interest rate
          and maturity of 8.6% and 18 years, respectively.                           14,757               32,426

       Other receivables                                                             28,286               23,583
                                                                              -------------      ---------------

                                                                              $     136,888      $       156,349
                                                                              =============      ===============


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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     DEBT:


       The following table sets forth certain information regarding debt (in thousands):

                                                                                 June 30,        December 31,
                                                                                   2001                2000
                                                                              --------------     --------------
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                             $        43,112    $        43,393
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000            100,000
        Senior notes, interest at 7.375%, due May 1, 2001                             --                 65,000
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000             85,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000             35,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                             65,000             65,000
        Capitalized lease obligations, interest at 6.1%, due
           through December 2003                                                      26,333             36,009
        Mortgage notes, other                                                         35,049             23,106
                                                                             ---------------    ---------------

                                                                             $       389,494    $       452,508
                                                                             ===============    ===============

       The Company had $52 million of its $125 million line of credit available to borrow at June 30, 2001. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.


5.     OTHER INCOME:

       The components of other income are as follows for the periods ended June 30, 2001 and 2000 (in thousands):

                                                               For the Three Months             For the Six Months
                                                                  Ended June 30,                  Ended June 30,
                                                                 2001         2000              2001         2000
                                                              ----------   ---------         ----------    ---------
                 Interest income                              $    2,668     $  2,174        $    6,121     $  4,398
                 Income (loss) from affiliate                        (27)         172               138           91
                 Other income                                        891          771             1,739        1,532
                                                              ----------   ----------        ----------   ----------
                                                              $    3,532   $    3,117        $    7,998   $    6,021
                                                              ==========   ==========        ==========   ==========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   EARNINGS PER SHARE (IN THOUSANDS):

                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                           2001             2000            2001            2000
                                                       ------------      -----------     -----------     -----------
     Earnings used for basic and diluted
       earnings per share computation                  $      8,320      $     7,305     $    19,424     $    14,662
                                                       ============      ===========     ===========     ===========

     Total shares used for basic earnings
       per share                                             17,203           17,310          17,284          17,298
     Dilutive securities, principally
       stock options                                            172              123             149              91
                                                       ------------      -----------     -----------     -----------
     Total weighted average shares used for
       diluted earnings per share computation                17,375           17,433          17,433          17,389
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

RESULTS OF OPERATIONS
Comparison of the six months ended June 30, 2001 and 2000

For the six months ended June 30, 2001, income before gain from property dispositions, net and minority interests increased by 6.4 percent from $20.8 million to $22.1 million, when compared to the six months ended June 30, 2000. The increase was due to increased revenues of $5.1 million while expenses increased by $3.8 million.

Income from property increased by $3.1 million from $66.1 million to $69.2 million, or 4.8 percent, due to rent increases and other community revenues ($3.2 million) and acquisitions ($2.1 million), offset by a revenue reduction of $2.2 million due to property dispositions.

Other income increased by $2.0 million from $6.0 million to $8.0 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.5 million from $13.9 million to $14.4 million, or 3.7 percent, representing general cost increases ($0.8 million) and acquisitions ($0.3 million) offset by an expense reduction of $0.6 million due to property dispositions.

Real estate taxes increased by $0.1 million from $4.5 million to $4.6 million.

Property management expenses remained constant at approximately $1.4 million for both periods representing 2.1 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.3 million from $2.0 million to $2.3 million, representing 3.0 percent and 2.8 percent of total revenues in 2001 and 2000, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $4.3 million from $50.2 million to $54.5 million. EBITDA as a percent of revenues increased to 70.5 percent in 2001 compared to 69.6 percent in 2000.

Depreciation and amortization increased by $0.8 million from $15.2 million to $16.1 million, or 5.6 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $2.1 million from $14.2 million to $16.3 million, or 14.9 percent, due primarily to financing additional investments in rental property.

                              SUN COMMUNITIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended June 30, 2001 and 2000

For the three months ended June 30, 2001, income before gain from property dispositions, net and minority interests increased by 4.7 percent from $10.4 million to $10.9 million, when compared to the three months ended June 30, 2000. The increase was due to increased revenues of $2.1 million while expenses increased by $1.6 million.

Income from property increased by $1.7 million from $32.9 million to $34.6 million, or 5.1 percent, due to rent increases and other community revenues ($1.5 million) and acquisitions ($1.3 million), offset by a revenue reduction of $1.1 million due to property dispositions.

Other income increased by $0.4 million from $3.1 million to $3.5 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.3 million from $6.7 million to $7.0 million, or 4.1 percent, representing general cost increases ($0.4 million) and property acquisitions ($0.2 million), offset by an expense reduction of $0.2 million due to property dispositions.

Real estate taxes remained constant at $2.3 million for both periods.

Property management expenses remained constant at approximately $0.7 million for both periods representing 1.9 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.2 million from $1.0 million to $1.2 million, representing 3.1 percent and 2.8 percent of total revenues in 2001 and 2000, respectively.

EBITDA, increased by $1.6 million from $25.4 million to $27.0 million. EBITDA as a percent of revenues increased to 70.7 percent in 2001 compared to 70.4 percent in 2000.

Depreciation and amortization increased by $0.5 million from $7.7 million to $8.2 million, or 7.0 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $0.6 million from $7.3 million to $8.4 million, or
7.9 percent, due primarily to financing additional investments in rental property.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and June 30, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.

                                                                  Same Property                  Total Portfolio
                                                            ------------------------         -------------------------
                                                               2001           2000               2001          2000
                                                            -----------    ----------        -----------    ----------
Income from property                                          $52,245        $49,437            $69,241       $66,076
                                                              -------        -------            -------       -------
Property operating expenses:
     Property operating and maintenance                         8,993          8,726             14,386        13,875
     Real estate taxes                                          3,902          3,720              4,590         4,518
                                                              -------        -------            -------       -------
     Property operating expenses                               12,895         12,446             18,976        18,393
                                                              -------        -------            -------       -------

Property EBITDA                                               $39,350        $36,991            $50,265       $47,683
                                                              =======        =======            =======       =======

Number of operating properties                                     90             90                112           111
Developed sites                                                30,196         29,981             39,010        38,641
Occupied sites                                                 28,677         28,641             36,087        36,631
Occupancy %                                                      95.0%          95.5%              94.5%(1)      95.4%(1)
Weighted average monthly rent per site                        $   298        $   285            $   296 (1)   $   284 (1)
Sites available for development                                 2,564          2,159              5,109         5,844
Sites planned for development in current year                     345            427                753         1,190

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $2.4 million from $37.0 million to $39.4 million, or 6.4 percent. Property revenues increased by $2.8 million from $49.4 million to $52.2 million, or 5.7 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through.

Property operating expenses increased by $0.4 million from $12.5 million to $12.9 million or 3.6 percent, due to increased occupancies and costs.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $10.8 million to $7.7 million at June 30, 2001 from $18.5 million at December 31, 2000 because cash used for financing and investing activities exceeded cash provided by operating activities.

Net cash provided by operating activities increased by $10.2 million to $39.3 million for the six months ended June 30, 2001 compared to $29.1 million for the same period in 2000. This increase was primarily due to accounts payable and other liabilities increasing by $4.0 million, other assets decreasing by $4.0 million and a $2.2 million increase in income before minority interests, depreciation and amortization and gain from property dispositions, net.

Net cash used in investing activities decreased by $48.7 million to $7.8 million for the six months ended June 30, 2001 compared to $56.5 million for the same period in 2000. This decrease was primarily due to a $21.9 million decrease in investments in notes receivable, net, proceeds related to property dispositions of $17.3 million and $15.3 million related to investments in and advances to affiliates, offset by a $5.8 million increase in rental property acquisition activities.

Net cash used in financing activities was $42.4 million for the six months ended June 30, 2001 compared to $22.7 million provided by financing activities during the same period in 2000. This change was primarily because of $74.5 million in additional repayments on notes payable and other debt, treasury stock and operating partnership unit purchases increasing by $5.8 million, distributions increasing by $0.8 million, offset by $16.0 million in additional line of credit borrowings.

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

At June 30, 2001, the Company's debt to total market capitalization approximated 36.1% (assuming conversion of all Common OP Units to shares of common stock and including Preferred OP Units). The debt has a weighted average maturity of approximately 5.9 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $1.9 million and $2.0 million for the six months ended June 30, 2001 and 2000, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for both basic and diluted purposes for the periods ended June 30, 2001 and 2000 (in thousands):

                                                           For the Three Months             For the Six Months
                                                              Ended June 30,                  Ended June 30,
                                                           2001             2000             2001           2000
                                                       ------------      -----------     -----------     -----------
Net income                                             $      8,320      $     7,305     $    19,424     $    14,662
Deduct gain from property dispositions, net                    (758)              --          (4,275)             --
Add:
    Minority interest in earnings to
       common OP Unit holders                                 1,282            1,135           2,983           2,293

    Depreciation and amortization, net
       of corporate office depreciation                       8,141            7,613          15,920          15,094
                                                       ------------      -----------     -----------     -----------

Funds from operations                                  $     16,985      $    16,053     $    34,052     $    32,049
                                                       ============      ===========     ===========     ===========
Weighted average common shares OP
   Units outstanding used for basic per
     share/unit data                                         19,856           19,999          19,940          20,003
Dilutive securities:
       Stock options and awards                                 172              123             149              91
                                                       ------------      -----------     -----------     -----------
Weighted average common shares and OP Units
       used for diluted per share/unit data                  20,028           20,122          20,089          20,094
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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact these standards will have on its financial statements.

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001. There was no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at June 30, 2001 and December 31, 2000.

                              SUN COMMUNITIES, INC.

PART II

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2001, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

       (a) The election of two directors to serve until the 2004 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                                                       Votes Against             Abstentions or
                         Name                    Votes For              or Withheld             Broker Non-Votes
                  -------------------          -------------         ------------------         ----------------
                  Clunet R. Lewis               14,307,806                   0                       46,838
                  Arthor A. Weiss               14,308,456                   0                       46,187


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

Dated: August 13, 2001



                    SUN COMMUNITIES, INC.

                    BY: /s/       Jeffrey P. Jorissen
                        --------------------------------------------------------
                                  Jeffrey P. Jorissen, Chief Financial Officer
                                  and Secretary
                                  (Duly authorized officer and principal
                                  financial officer)