Form 10-Q
period 2001-09-30
SUN COMMUNITIES INC
filed 2001-11-14
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of October 31, 2001: 17,514,486

                              SUN COMMUNITIES, INC.

                                      INDEX

                                     ------


                                                                                 PAGES
                                                                                 -----
PART I

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000                                                3

           Consolidated Statements of Income for the Three and Nine Months
                  Ended September 30, 2001 and 2000                                4

           Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000                                5

           Notes to Consolidated Financial Statements                             6-9


Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            10-16



PART II

Item 6.(a) Exhibits required by Item 601 of Regulation S-K                          17

Item 6.(b) Reports on Form 8-K                                                      17

           Signatures                                                               18

                             SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                     ------

                                ASSETS                                        2001                 2000
                                                                        ---------------        -------------

Investment in rental property, net                                      $       788,762        $     751,820
Cash and cash equivalents                                                         3,945               18,466
Notes and other receivables                                                     147,600              156,349
Investment in and advances to affiliates                                         12,984                7,930
Other assets                                                                     29,084               32,063
                                                                        ---------------        -------------

                  Total assets                                          $       982,375        $     966,628
                                                                        ===============        =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        89,000        $      12,000
     Debt                                                                       388,888              452,508
     Accounts payable and accrued expenses                                       20,693               16,304
     Deposits and other liabilities                                               8,300                8,839
                                                                        ---------------        -------------

                    Total liabilities                                           506,881              489,651
                                                                        ---------------        -------------

Minority interests                                                              145,392              140,943
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 17,707 and 17,516 issued and
         outstanding for 2001 and 2000, respectively                                177                  175
     Paid-in capital                                                            397,588              393,771
     Officers' notes                                                            (11,096)             (11,257)
     Unearned compensation                                                       (7,266)              (4,746)
     Distributions in excess of accumulated earnings                            (42,917)             (41,688)
     Treasury stock, at cost, 202 and 7 shares for 2001 and
        2000, respectively                                                       (6,384)                (221)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  330,102              336,034
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $       982,375        $     966,628
                                                                        ===============        =============

         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                     -------


                                                          For the Three Months            For the Nine Months
                                                           Ended September 30,            Ended September 30,
                                                           2001             2000            2001            2000
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     34,486      $    33,141     $   103,727     $    99,217
        Other income                                          3,823            3,872          11,821           9,893
                                                       ------------      -----------     -----------     -----------

                Total revenues                               38,309           37,013         115,548         109,110
                                                       ------------      -----------     -----------     -----------

Expenses:
        Property operating and maintenance                    7,610            7,504          21,996          21,379
        Real estate taxes                                     2,328            2,300           6,918           6,818
        Property management                                     640              732           2,076           2,181
        General and administrative                            1,178              928           3,520           2,980
        Depreciation and amortization                         8,172            7,846          24,242          23,070
        Interest                                              7,232            7,503          23,498          21,656
                                                       ------------      -----------     -----------     -----------

                Total expenses                               27,160           26,813          82,250          78,084
                                                       ------------      -----------     -----------     -----------

Income before gain from property
    dispositions, net and
    minority interests                                       11,149           10,200          33,298          31,026
Gain from property dispositions, net                             --            4,619           4,275           4,619
                                                       ------------      -----------     -----------     -----------
Income before minority interests                             11,149           14,819          37,573          35,645

Less income allocated to minority interests:
        Preferred OP Units                                    2,057            1,977           6,074           5,848
        Common OP Units                                       1,215            1,725           4,198           4,018
                                                       ------------      -----------     -----------     -----------

Net income                                             $      7,877      $    11,117     $    27,301     $    25,779
                                                       ============      ===========     ===========     ===========

Earnings per common share:
        Basic                                          $       0.46      $      0.64     $      1.58     $      1.49
                                                       ============      ===========     ===========     ===========
        Diluted                                        $       0.45      $      0.64     $      1.56     $      1.48
                                                       ============      ============    ===========     ============

Weighted average common shares outstanding:
        Basic                                                17,210           17,312          17,259          17,303
                                                       ============      ===========     ===========     ===========
        Diluted                                              17,516           17,404          17,515          17,394
                                                       ============      ===========     ===========     ===========

Distributions declared per common
   share outstanding                                   $       0.55      $      0.53     $      1.63     $      1.57
                                                       ============      ===========     ===========     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                     ------

                                                                                    2001               2000
                                                                               -------------       ------------
Cash flows from operating activities:
    Net income                                                                 $      27,301       $     25,779
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          4,198              4,018
       Gain from property dispositions, net                                           (4,275)            (4,619)
       Depreciation and amortization                                                  24,242             23,070
       Amortization of deferred financing costs                                          801                658
   Increase in other assets                                                             (701)            (6,896)
   Increase in accounts payable and other liabilities                                  3,850              5,530
                                                                               -------------       ------------
               Net cash provided by operating activities                              55,416             47,540
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (53,215)           (50,177)
    Proceeds related to property dispositions                                         17,331              7,720
    Investment in and advances to affiliates                                          (5,054)             1,442
    Repayments of (investments in) notes receivable, net                               8,580            (15,444)
                                                                               -------------       ------------
               Net cash used in investing activities                                 (32,358)           (56,459)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                    77,000            (47,000)
    Proceeds from notes payable                                                           --            100,000
    Repayments on notes payable and other debt                                       (76,120)            (1,680)
    Treasury stock and operating partnership unit purchases, net                      (5,587)                84
    Distributions                                                                    (32,872)           (31,642)
    Payments for deferred financing costs                                                 --             (1,085)
                                                                               -------------       ------------
               Net cash provided by (used in) financing activities                   (37,579)            18,677
                                                                               -------------       ------------

Net increase (decrease) in cash and cash equivalents                                 (14,521)             9,758
Cash and cash equivalents, beginning of period                                        18,466             11,330
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $       3,945       $     21,088
                                                                               =============       ============

Supplemental Information:
    Preferred OP Units issued for rental properties                            $       4,612       $      3,564
    Debt assumed for rental properties                                         $      12,500       $         --
    Restricted common stock issued as unearned
       compensation, net of cancellations                                      $       3,202       $         --

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

2.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                               September 30,       December 31,
                                                                                   2001                2000
                                                                              --------------    -----------------
              Land                                                            $      78,394      $        76,120
              Land improvements and buildings                                       772,042              739,858
              Furniture, fixtures, equipment                                         19,286               17,498
              Land held for future development                                       16,175               12,042
              Property under development                                             35,549               21,859
                                                                              -------------      ---------------
                                                                                    921,446              867,377
              Accumulated depreciation                                             (132,684)            (115,557)
                                                                              -------------      ---------------

              Rental property, net                                            $     788,762      $       751,820
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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


3.     NOTES RECEIVABLE:

       Notes receivable consisted of the following (in thousands):

                                                                                  September 30,   December 31,
                                                                                       2001          2000
                                                                                  -----------------------------
       Mortgage notes receivable bearing interest at rates approximating LIBOR
          +3.0%, maturing from January 2002 through June 2012, collateralized by
          manufactured home communities.                                         $   58,331       $    60,491

       Note receivable, subordinated, collateralized by all assets of the borrower, bears interest at the higher of LIBOR
          + 2.30% or 8% and payable on demand                                        38,411            35,849

       Note receivable, subordinated, bears interest at 9.75%
          and matures September 2005.                                                 4,000             4,000

       Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
          and maturity of 8.3% and 18 years, respectively.                           14,078            32,426

       Other receivables                                                             32,780            23,583
                                                                                  ---------       -----------

                                                                                  $ 147,600       $   156,349
                                                                                  =========       ===========


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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------
4.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                              September 30,         December 31,
                                                                                   2001                 2000
                                                                              --------------       --------------
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                             $        42,967    $        43,393
        Senior notes, interest at 7.375%, due May 1, 2001                             --                 65,000
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000             85,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000             35,000
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000            100,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                             65,000             65,000
        Capitalized lease obligations, interest at 6.1%, due
           through December 2003                                                      26,190             36,009
        Mortgage notes, other                                                         34,731             23,106
                                                                             ---------------    ---------------

                                                                             $       388,888    $       452,508
                                                                             ===============    ===============

       The Company had $36 million of its $125 million line of credit available to borrow at September 30, 2001. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.0% and mature January 1, 2003.


5.     OTHER INCOME:

       The components of other income are as follows for the periods ended September 30, 2001 and 2000 (in thousands):

                                                               For the Three Months            For the Nine Months
                                                                Ended September 30,            Ended September 30,
                                                                 2001           2000              2001         2000
                                                              ----------     ---------       ----------     --------
                 Interest income                              $    2,200     $  2,234        $    8,321     $  6,632
                 Income from affiliate                               433          167               572          259
                 Other income                                      1,190        1,471             2,928        3,002
                                                              ----------   ----------        ----------   ----------
                                                              $    3,823   $    3,872        $   11,821   $    9,893
                                                              ==========   ==========        ==========   ==========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ------


6.   EARNINGS PER SHARE (IN THOUSANDS):

                                                          For the Three Months            For the Nine Months
                                                          Ended September 30,             Ended September 30,
                                                           2001             2000            2001            2000
                                                       ------------      -----------     -----------     -----------

     Earnings used for basic and diluted
       earnings per share computation                  $      7,877      $    11,117     $    27,301     $    25,779
                                                       ============      ===========     ===========     ===========

     Total shares used for basic earnings
       per share                                             17,210           17,312          17,259          17,303
     Dilutive securities, principally
       stock options                                            306               92             256              91
                                                       ------------      -----------     -----------     -----------
     Total weighted average shares used for
       diluted earnings per share computation                17,516           17,404          17,515          17,394
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

                                     ------

OVERVIEW
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS
Comparison of the nine months ended September 30, 2001 and 2000
For the nine months ended September 30, 2001, income before gain from property dispositions, net and minority interests increased by 7.3 percent from $31.0 million to $33.3 million, when compared to the nine months ended September 30, 2000. The increase was due to increased revenues of $6.4 million while expenses increased by $4.1 million.

Income from property increased by $4.5 million from $99.2 million to $103.7 million, or 4.5 percent, due to rent increases and other community revenues ($4.6 million) and acquisitions ($3.2 million), offset by a revenue reduction of $3.3 million due to property dispositions.

Other income increased by $1.9 million from $9.9 million to $11.8 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $0.6 million from $21.4 million to $22.0 million, or 2.9 percent, representing general cost increases ($1.0 million) and acquisitions ($0.5 million) offset by an expense reduction of $0.9 million due to property dispositions.

Real estate taxes increased by $0.1 million from $6.8 million to $6.9 million.

Property management expenses decreased by $0.1 million from $2.2 million to $2.1 million representing 2.0 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.5 million from $3.0 million to $3.5 million, representing 3.0 percent and 2.7 percent of total revenues in 2001 and 2000, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $5.3 million from $75.7 million to $81.0 million. EBITDA as a percent of revenues increased to 70.1 percent in 2001 compared to 69.4 percent in 2000.

Depreciation and amortization increased by $1.2 million from $23.0 million to $24.2 million, or 5.1 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $1.8 million from $21.7 million to $23.5 million, or 8.5 percent, due primarily to financing additional investments in rental property offset by decreasing rates on variable rate debt.

                              SUN COMMUNITIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


RESULTS OF OPERATIONS, CONTINUED

Comparison of the three months ended September 30, 2001 and 2000

For the three months ended September 30, 2001, income before gain from property dispositions, net and minority interests increased by 9.3 percent from $10.2 million to $11.1 million, when compared to the three months ended September 30, 2000. The increase was due to increased revenues of $1.3 million while expenses increased by $0.4 million.

Income from property increased by $1.4 million from $33.1 million to $34.5 million, or 4.1 percent, due to rent increases and other community revenues ($1.5 million) and acquisitions ($1.0 million), offset by a revenue reduction of $1.1 million due to property dispositions.

Other income remained constant at approximately $3.8 million.

Property operating and maintenance expenses increased by $0.1 million from $7.5 million to $7.6 million, or 1.4 percent, representing general cost increases ($0.2 million) and property acquisitions ($0.2 million), offset by an expense reduction of $0.3 million due to property dispositions.

Real estate taxes remained constant at $2.3 million for both periods.

Property management expenses decreased by $0.1 million from $0.7 million to $0.6 million representing 1.9 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

General and administrative expenses increased by $0.3 million from $0.9 million to $1.2 million, representing 3.1 percent and 2.5 percent of total revenues in 2001 and 2000, respectively.

EBITDA, increased by $1.0 million from $25.5 million to $26.5 million. EBITDA as a percent of revenues increased to 69.3 percent in 2001 compared to 69.0 percent in 2000.

Depreciation and amortization increased by $0.3 million from $7.9 million to $8.2 million, or 4.2 percent, due primarily to the net additional investment in rental properties.

Interest expense decreased by $0.3 million from $7.5 million to $7.2 million, or
3.6 percent, due primarily to decreasing rates on variable rate debt.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and September 30, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.


                                                       Same Property                       Total Portfolio
                                                  -------------------------         ----------------------------
                                                    2001             2000             2001                2000
                                                  --------         --------         --------            --------

Income from property                              $ 78,730         $ 74,566         $103,727            $ 99,217
                                                  --------         --------         --------            --------
Property operating expenses:
     Property operating and maintenance             13,951           13,720           21,996              21,379
     Real estate taxes                               5,854            5,580            6,918               6,818
                                                  --------         --------         --------            --------
     Property operating expenses                    19,805           19,300           28,914              28,197
                                                  --------         --------         --------            --------
Property EBITDA                                   $ 58,925         $ 55,266         $ 74,813            $ 71,020
                                                  ========         ========         ========            ========

Number of operating properties                          90               90              114                 113
Developed sites                                     30,225           30,190           39,334              39,340
Occupied sites                                      28,546           28,746           36,085              36,546
Occupancy %                                           94.4%            95.2%            93.7%(1)            95.0%(1)
Weighted average monthly rent per site            $    302         $    288         $    299(1)         $    287(1)
Sites available for development                      2,545            1,952            4,674               5,481
Sites planned for development in current year          157               37              265                 522

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $3.6 million from $55.3 million to $58.9 million, or 6.6 percent. Property revenues increased by $4.2 million from $74.5 million to $78.7 million, or 5.6 percent, due primarily to increases in rents and occupancy related charges including water and property tax pass through.

Property operating expenses increased by $0.5 million from $19.3 million to $19.8 million or 2.6 percent, due to increased occupancies and costs.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased by $14.5 million to $3.9 million at September 30, 2001 from $18.4 million at December 31, 2000 because cash used for financing and investing activities exceeded cash provided by operating activities.

Net cash provided by operating activities increased by $7.9 million to $55.4 million for the nine months ended September 30, 2001 compared to $47.5 million for the same period in 2000. This increase was primarily due to a $6.2 million change in other assets and a $3.3 million increase in income before minority interests, depreciation and amortization and gain from property dispositions, net, offset by a $1.6 million decrease in accounts payable and other liabilities.

Net cash used in investing activities decreased by $24.1 million to $32.4 million for the nine months ended September 30, 2001 compared to $56.5 million for the same period in 2000. This decrease was primarily due to a $24.0 million decrease in investments in notes receivable, net, and proceeds related to property dispositions of $9.6 million, offset by $6.5 million related to investments in and advances to affiliates and a $3.0 million increase in rental property acquisition activities.

Net cash used in financing activities was $37.5 million for the nine months ended September 30, 2001 compared to $18.7 million provided by financing activities during the same period in 2000. This change was primarily because of a $100.0 million reduction in proceeds from notes payable, $74.4 million in additional repayments on notes payable and other debt, treasury stock and operating partnership unit purchases increasing by $5.7 million, distributions increasing by $1.2 million, offset by $124 million in additional line of credit borrowings and a $1.1 million reduction in deferred financing costs.

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

At September 30, 2001, the Company's debt to total market capitalization approximated 36.6% (assuming conversion of all Common OP Units to shares of common stock and including Preferred OP Units). The debt has a weighted average maturity of approximately 5.5 years and a weighted average interest rate of 7.0%.

Recurring capital expenditures approximated $3.7 million and $3.2 million for the nine months ended September 30, 2001 and 2000, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------




OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for both basic and diluted purposes for the periods ended September 30, 2001 and 2000 (in thousands):


                                                          For the Three Months            For the Nine Months
                                                          Ended September 30,             Ended September 30,
                                                           2001             2000             2001           2000
                                                       ------------      -----------     -----------     -----------
Net income                                             $      7,877      $    11,117     $    27,301     $    25,779
Deduct gain from property dispositions, net                      --           (4,619)         (4,275)         (4,619)
Add:
    Minority interest in earnings to
       common OP Unit holders                                 1,215            1,725           4,198           4,018

    Depreciation and amortization, net
       of corporate office depreciation                       8,097            7,766          24,017          22,860
                                                       ------------      -----------     -----------     -----------

Funds from operations                                  $     17,189      $    15,989     $    51,241     $    48,038
                                                       ============      ===========     ===========     ===========
Weighted average common shares and OP
   Units outstanding used for basic per
     share/unit data                                         19,863           19,998          19,935          20,001
Dilutive securities:
       Stock options and awards                                 306               92             243              91
                                                       ------------      -----------     -----------     -----------
Weighted average common shares and OP Units
       used for diluted per share/unit data                  20,169           20,090          20,178          20,092
                                                       ============      ===========     ===========     ===========

                              SUN COMMUNITIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     ------
OTHER CONTINUED:
Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Factors That May Affect Future Results" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission for a list of uncertainties and factors.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard generally are to be applied prospectively. The Company is currently evaluating the impact this standard will have on its financial statements.

                              SUN COMMUNITIES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Recent Accounting Pronouncements, Continued

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect these pronouncements to have a material impact on its financial statements.

In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS 133 as amended by SFAS 137 and 138 effective January 1, 2001. There was no effect from the application of SFAS 133 on the earnings and financial position of the Company as the Company had no derivative instruments at September 30, 2001 and December 31, 2000.

                              SUN COMMUNITIES, INC.

PART II

ITEM 6.(a) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


         Exhibit No.         Description
         -----------         -----------
         10.1                Third Amendment to Loan Agreement dated March 1,
                             1998 between Bingham Financial Services Corporation
                             and Sun Communities Operating Limited Partnership,
                             dated as of July 1, 2001

         10.2                Third Amended Demand Promissory Note, dated July 1,
                             2001, executed by Bingham Financial Services
                             Corporation in favor of Sun Communities Operating
                             Limited Partnership

         10.3                First Amendment to Loan Agreement dated March 30,
                             1999 between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001

         10.4                First Amended Demand Promissory Note, dated July 1,
                             2001, executed by Bingham Financial Services
                             Corporation in favor of Sun Communities Operating
                             Limited Partnership


ITEM 6.(b) - REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the period covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001



                              SUN COMMUNITIES, INC.

                              BY: /s/  Jeffrey P. Jorissen
                                 ----------------------------------------------
                                       Jeffrey P. Jorissen, Chief Financial
                                       Officer and Secretary
                                       (Duly authorized officer and principal
                                       financial officer)

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX


Exhibit No.                  Description
-----------                  -----------
         10.1                Third Amendment to Loan Agreement dated March 1,
                             1998 between Bingham Financial Services Corporation
                             and Sun Communities Operating Limited Partnership,
                             dated as of July 1, 2001(1)

         10.2                Third Amended Demand Promissory Note, dated July 1,
                             2001, executed by Bingham Financial Services
                             Corporation in favor of Sun Communities Operating
                             Limited Partnership(1)

         10.3                First Amendment to Loan Agreement dated March 30,
                             1999 between Bingham Financial Services Corporation and Sun Communities Operating Limited Partnership, dated as of July 1, 2001(1)

         10.4                First Amended Demand Promissory Note, dated July 1,
                             2001, executed by Bingham Financial Services
                             Corporation in favor of Sun Communities Operating
                             Limited Partnership(1)


(1) Incorporated by reference to Bingham Financial Services Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, No. 0-23381