Form 10-K
period 2001-12-31
SUN COMMUNITIES INC
filed 2002-03-29
CIK 912593

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 Yes  X   No
                                     ---     ---
      As of March 4, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $627,003,494. As of March 4, 2002, there were 17,579,451 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

      As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

                                     PART I

ITEM 1. BUSINESS

GENERAL

      We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate and finance manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2001, we owned and operated or financed a portfolio of 116 developed properties located in 15 states (the "Properties"), including 105 manufactured housing communities, 5 recreational vehicle communities, and 6 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2001, the Properties contained an aggregate of 40,544 developed sites comprised of 35,390 developed manufactured home sites and 5,154 recreational vehicle sites and an additional 4,385 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun SHS, Inc., a Michigan corporation ("SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

      Our executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and our telephone number is (248) 932-3100. We have regional property management offices located in Austin, Texas, Dayton, Ohio, Grand Rapids, Michigan, Elkhart, Indiana and Orlando, Florida, and we employed an aggregate of 546 people as of December 31, 2001.

STRUCTURE OF THE COMPANY

      Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership") is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the "Subsidiaries"). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. We are the sole general partner of, and, as of December 31, 2001, held approximately 87% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties. Along with several other subsidiaries, SHS wholly owns Sun Water Oak Golf, Inc., which was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in November 1994, and SUI TRS, Inc., which was organized to hold our investment in Origen (defined below). See "Factors that May Affect Future Results -- Relationship with Origen."

THE MANUFACTURED HOUSING COMMUNITY INDUSTRY

      A manufactured housing community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in other forms of multifamily housing.

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

      The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within our Properties is responsible for the maintenance of his or her home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

      Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 546 Company employees, 487 are located on-site as property managers, support staff, or maintenance personnel.

      Our community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 32 years of property management experience, a Senior-Vice President-Operations, three Vice Presidents of Operations and ten Regional Property Managers. In addition, the Regional Property Managers are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

      Each district or community manager performs regular inspections in order to continually monitor the Property's physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has an on-site maintenance personnel and management support staff. We hold periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

HOME SALES

      SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes in the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

REGULATIONS AND INSURANCE

      General. Manufactured housing community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary operating permits and approvals.

      Americans with Disabilities Act ("ADA"). The Properties and any newly acquired manufactured housing communities must comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that public facilities such as clubhouses, pools and recreation areas be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and other capital improvements at our Properties. Noncompliance could result in imposition of fines or an award of damages to private litigants. We do not believe the ADA will have a material adverse impact on our results of operations. If required property improvements involve a greater expenditure than we currently anticipate, or if the improvements must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected. We believe that our competitors face similar costs to comply with the requirements of the ADA.

      Insurance. Our management believes that the Properties are covered by adequate fire, flood, property and business interruption insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our Properties. We have obtained title insurance insuring fee title to the Properties in an aggregate amount which we believe to be adequate.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, those set forth below, other one-time events, and important factors disclosed previously and from time to time in other Company filings with the Securities and Exchange Commission. This report contains certain forward-looking statements.

      Adverse Consequences of Being a Borrower.

            As of December 31, 2001, we had outstanding $91,200,000 of indebtedness that is collateralized by mortgage liens on eighteen of the Properties (the "Mortgage Debt"). In addition, as of December 31, 2001, we had entered into three capitalized lease obligations for an aggregate of $26,000,000. Each capitalized lease obligation involves a lease for a manufactured housing community providing that we will lease the community for a certain number of years and then have the option to purchase the community at or prior to the end of the lease term. In each case, if we fail to exercise our purchase right, the landlord has the right to require us to buy the property at the same price for which we had the purchase option. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt. If we fail to satisfy our lease obligations or an obligation to purchase the property, the landlord/seller would be entitled to evict us from the property. In each event, this could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

            We are subject to the risks normally associated with debt financing, including the following risks:

- our cash flow may be insufficient to meet required payments of principal and interest;

-     existing indebtedness may not be able to be refinanced;

- the terms of such refinancing may not be as favorable as the terms of such existing indebtedness; and

- necessary capital expenditures for such purposes as renovations and other improvements may not be able to be financed on favorable terms or at all.

If any of the above risks occurred, our ability to make expected distributions could be adversely impacted.

      Real Estate Investment Considerations.

            Failure to Generate Sufficient Revenue. The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our stockholders will be adversely affected. The following factors, among others, may adversely affect the revenues generated by our communities:

- the national and local economic climate which may be adversely impacted by, among other factors, plant closings and industry slowdowns;

- local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

- the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

- the perceptions by prospective tenants of the safety, convenience and attractiveness of the Properties and the neighborhoods where they are located;

-     zoning or other regulatory restrictions;

- competition from other available manufactured housing sites and alternative forms of housing (such as apartment buildings and site-built single-family homes);

-     our ability to provide adequate management, maintenance and insurance;

- increased operating costs, including insurance premiums, real estate taxes and utilities; or

-     the enactment of rent control laws. See "Factors that May Affect Future
      Results

-     Real Estate Investment Considerations -- Rent Control Legislation."

            Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our funds from operations and ability to make expected distributions to stockholders could be adversely affected. In addition, certain expenditures associated with each equity investment (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

            Competition. All of the Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material effect on our ability to lease sites and on rents charged at the Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

            Changes in Laws. Costs resulting from changes in real estate tax laws generally may be passed through to tenants and will not affect us. Increases in income, service or other taxes, however, generally are not passed through to tenants under leases and may adversely affect our funds from operations and our ability to make distributions to stockholders. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our funds from operations and our ability to make distributions to stockholders.

            Investments in Real Estate, Installment and Other Loans. As of December 31, 2001, we had an investment of approximately $77.4 million in real estate loans to several entities and Properties, some of which are secured by a first lien on the underlying property, and others which are unsecured loans subordinate to the primary lender. Also, as of December 31, 2001, we had outstanding approximately $13.5 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. Also, as of December 31, 2001, we had an equity investment of approximately $15.0 million in Origen and advances of $11.2 million to Origen under a line of credit; see "Factors that May Affect Future Results -- Relationship with Origen" below. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

            - the borrowers may not be able to make debt service payments or pay principal when due;

            - the value of property securing the mortgages and loans may be less than the amounts owed; and

            - interest rates payable on the mortgages and loans may be lower than our cost of funds.

If any of the above occurred, funds from operations and our ability to make expected distributions to stockholders could be adversely affected.

            Development of New Communities. We are engaged in the construction and development of new communities, and intend to continue in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established manufactured housing communities.

            - We may not be able to obtain financing with favorable terms for community development which may make us unable to proceed with the development;

            - We may be unable to obtain, or face delays in obtaining, necessary zoning, building and other governmental permits and authorizations, which could result in increased costs and delays, and even require us to abandon development of the community entirely if we are unable to obtain such permits or authorizations;

            - We may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection exploring such development opportunities;

            - We may be unable to complete construction and lease-up of a community on schedule resulting in increased debt service expense and construction costs;

            - We may incur construction and development costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;

            - We may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability; and

            - Occupancy rates and rents at a newly developed community may fluctuate depending on several factors, including market and economic conditions, which may result in the community not being profitable.

      If any of the above occurred, our ability to make expected distributions to stockholders could be adversely affected.

            Results of Acquisitions. We acquire and intend to continue to acquire manufactured housing communities on a select basis. The success and profitability of our acquisition activities are subject to the risks of the acquired community failing to perform as expected based on our analyses of our investment in the community, and our underestimation of the costs of repositioning, redeveloping or expanding the acquired community.

            Geographic Concentration. Significant amounts of rental income for the year ended December 31, 2001 were derived from Properties located in Michigan and Florida. Of our 116 Properties 43, or 37%, are located in Michigan, and 21, or 18%, are located in Florida. As a result of the geographic concentration of our Properties in these states, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of Properties in these markets. A negative impact on our occupancy rates, rental rates or property values would adversely affect the income we receive from the Properties and may result in our being unable to make expected distributions to stockholders.

            Rent Control Legislation. State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain Properties are located, and the Company may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

            Environmental Matters. Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management, and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, are potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

            All of the Properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that would have a material adverse effect on our business. No assurances can be given that existing environmental studies of the Properties reveal all environmental liabilities, that any prior owner of a Property did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more Properties.

            Uninsured Loss. We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property which would adversely affect the Company's ability to make distributions to our stockholders. In the year 2000, our former insurance carrier filed bankruptcy, and as a result some or all of the outstanding and incurred, but not yet reported, claims against our policy may not be covered which would require the Company to cover the loss directly. The Company expects the maximum exposure not to exceed $250,000 for which no reserve has been provided in the financial statements.

      Conditions Affecting Manufactured Housing Sales

            SHS is in the manufactured home sales market offering manufactured home sales services to tenants and prospective tenants of our communities. The market for the sale of manufactured homes may be adversely affected by the following factors:

            - Downturns in economic conditions which adversely impact the housing market;

            -     An oversupply of, or a reduced demand for, manufactured homes;

            - The difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

            - An increase in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

      Any of the above listed factors could adversely impact SHS' rate of manufactured home sales, which would result in a decrease in SHS' profitability, and which may also affect the Company's profitability.

      Relationship with Origen.

            In the past, we have provided financing to Bingham Financial Services Corporation ("Bingham"), a financial services company that provides and services loans used to finance manufactured homes. In December 2001, we made a $15.0 million equity investment in a newly formed company, Origen Financial, L.L.C., that will merge with Origen Financial, Inc., a subsidiary of Bingham, as part of a recapitalization of Bingham. As a result of this equity investment, we will own approximately a 30% interest in the surviving company ("Origen"), which company will hold all of the operating assets of Bingham and its subsidiaries. As part of the recapitalization, the funds contributed to capitalize Origen were used to repay approximately $38.9 million of Bingham's outstanding indebtedness to the Company.

            Certain of our officers and directors have an interest in Bingham and/or Origen. Gary A. Shiffman, our Chairman of the Board, Chief Executive Officer and President, is a director and officer of Bingham and a manager of Origen, and Arthur A. Weiss, one of our directors, is a director of Bingham. Bingham owns approximately a 20% interest in Origen and the Company (together with the other investors in Origen) has the right to purchase its pro-rata share of Bingham's interest in Origen at fair value at any time between the third and fifth anniversaries of the closing date of the Company's investment in Origen. In addition, concurrently with our investment in Origen, Mr. Shiffman and members of his family purchased approximately a 10% equity interest in Origen for approximately $5.0 million.

      As a result of the ownership and management of Origen, Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to any transaction between the Company and Origen. See "Factors that May Affect Future Results - Conflicts of Interest."

            Currently, we (together with another unaffiliated lender) provide financing to Origen. This financing consists of a $21.25 million standby line of credit, bearing interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11% and a maximum interest rate of 15%. This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by Bingham.

            Under the terms of a participation agreement we entered into with the other lender, we are obligated to loan up to $12.5 million to Origen under the line of credit, the other lender is required to loan up to $8.75 million to Origen under the line of credit and we jointly administer the line of credit. Under the participation agreement, each lender participates pari passu in all proceeds from the line of credit, provided that, if additional funds in excess of $17.5 million are loaned to Origen and both lenders do not participate therein, such additional amounts funded will be subordinate in all respects to all indebtedness of Origen in which both lenders have participated.

            The line of credit subjects the Company to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. Because the line of credit is subordinated to certain senior debt of Origen, in the event Origen was unable to meet its obligations under the senior debt facility, our right to receive amounts owed to us under the line of credit would be suspended pending payment of the amounts owing under the senior debt facility. In addition, because the security interest securing Origen's obligations under the line of credit is subordinate to the security interest of certain senior debt of Origen, in the event of a bankruptcy of Origen, our right to access Origen 's assets to satisfy the amounts outstanding under the line of credit would be subject to the senior lender's prior rights to the same collateral. Moreover, if we choose to advance additional funds to Origen beyond the shared $17.5 million line of credit and the other participation lender does not participate in such additional advances, these secondary advances will be subordinate to any senior debt of Origen and subordinate to all indebtedness of Origen in which both lenders have participated.

      Conflicts of Interest.

            Ownership of SHS. Gary A. Shiffman, our President, Chief Executive Officer and Chairman of the Board of Directors and the Estate of Milton M. Shiffman (former Chairman of the Board of the Company), are the owners of all of the outstanding common stock of SHS, and as such are entitled to 5% of the cash flow from the operating activities of SHS (the Operating Partnership is the owner of 100% of the non-voting preferred stock which entitles it to 95% of such cash flow). Arthur A. Weiss, one of our directors, is also a personal representative of the Estate.

           For certain tax reasons, we made our equity investment in Origen through SUI TRS, Inc., a taxable REIT subsidiary ("TRS"), which is wholly owned by SHS. The Operating Partnership contributed $15.0 million to SHS in connection with the Origen investment and, as the holder of all of the non-voting preferred stock of SHS, we are entitled to 95% of the cash flow from the operating activities of SHS, including the operating activities of the TRS, and effectively an approximate 30% interest in Origen. As part of the $5.0 million investment in Origen by Mr. Shiffman and members of his family, he and the Estate contributed approximately $790,000 to SHS as part of the investment in Origen by TRS, and, as the holders of all of the voting common stock of SHS, they are entitled to 5% of the cash flow from the operating activities of SHS, including the operating activities of the TRS, and effectively an approximate 1.6% indirect interest in Origen. The balance of the Shiffman family's $5.0 million investment in Origen was made through a separate family owned entity which holds 8.4% of the Shiffman family's aggregate 10% interest. See "Factors that May Affect Future Results-Relationship with Origen." Thus, in all transactions involving SHS, Mr. Shiffman and Mr. Weiss will have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company and Mr. Shiffman's right and the Estate's right to receive a portion of the cash flow from the operating activities of SHS. The following are the current transactions and agreements involving SHS which present a conflict of interest for Mr. Shiffman:

            - The agreement between SHS and the Operating Partnership for sales, brokerage, and leasing services;

            - The investment in Origen by SUI TRS, Inc., a wholly owned subsidiary of SHS; and

            - The ownership and operation of SHS's other subsidiaries, including, Sun Water Oak Golf, Inc.

      The failure to negotiate these and other transactions or agreements involving SHS on an arm's length basis, or to enforce the material terms of any agreement or arrangement between SHS and the Company or any other Subsidiary could have an adverse effect on the Company.

            Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership ("Common OP Units") which were received in connection with the contribution of 24 Properties the Company acquired from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of Common OP Units for our common stock (the "Common Stock"), Mr. Shiffman will have tax consequences different from those of the Company and its public stockholders on the sale of any of the Sun Partnerships. Therefore, Mr. Shiffman and the Company, as partners in the Operating Partnership, may have different objectives regarding the appropriate pricing and timing of any sale of those Properties.

      Adverse Consequences of Failure to Qualify as a REIT.

            Taxation as a Corporation. We expect to qualify and have made an election to be taxed as a REIT under the Code, commencing with the calendar year beginning January 1, 1994. Although we believe that we are organized and will operate in such a manner, no assurance can be given that we are organized or will be able to operate in a manner so as to qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control.

            If we were to fail to qualify as a REIT in any taxable year, we would be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This treatment would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made.

            Other Tax Liabilities. Even though we qualify as a REIT, we are subject to certain Federal, state and local taxes on our income and property. In addition, our sales operations, which are conducted through SHS, generally will be subject to Federal income tax at regular corporate rates.

            REIT Modernization Act. In December 1999, the REIT Modernization Act ("RMA") was signed into law. The RMA contains several provisions that will allow REITs to create a TRS that can provide services to residents and others without disqualifying the rents that a REIT receives from its residents. Furthermore, for tax years beginning after December 31, 2000 RMA changes the minimum distribution requirement from 95 percent to 90 percent of the REIT's taxable income, which will allow REITs to reinvest a larger percentage of capital into their real estate assets or repay their existing debt.

      Adverse Effect of Distribution Requirements

            We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned, but not yet received. In such event, we could have taxable income without sufficient cash to enable us to meet the distribution requirements of a REIT. Accordingly, we could be required to borrow funds or liquidate investments on adverse terms in order to meet such distribution requirements.

      Ownership Limit and Limits on Changes in Control.

            9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Such restrictions in our charter do not apply to Gary Shiffman, the Estate of Milton M. Shiffman and Robert B. Bayer, a former director and officer of the Company.

            The 9.8% ownership limit, as well as our ability to issue additional shares of Common Stock or shares of other stock (which may have rights and preferences over the Common Stock), may discourage a change of control of the Company and may also: (1) deter tender offers for the Common Stock, which offers may be advantageous to stockholders; and (2) limit the opportunity for stockholders to receive a premium for their Common Stock that might otherwise exist if an investor were attempting to assemble a block of Common Stock in excess of 9.8% of the outstanding shares of the Company or otherwise effect a change of control of the Company.

            Staggered Board. Our Board of Directors has been divided into three classes of directors. The term of one class will expire each year. Directors for each class will be chosen for a three-year term upon the expiration of such class's term, and the directors in the other two classes will continue in office. The staggered terms for directors may affect the stockholders' ability to change control of the Company even if a change in control were in the stockholders' interest.

            Preferred Stock. Our charter authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of Common Stock) of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

            Rights Plan. We adopted a stockholders' rights plan in 1998 that provides our stockholders (other than a stockholder attempting to acquire a 15% or greater interest in the Company) with the right to purchase stock in the Company at a discount in the event any person attempts to acquire a 15% or greater interest in the Company. Because this plan could make it more expensive for a person to acquire a controlling interest in the Company, it could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

      Changes in Investment and Financing Policies Without Stockholder Approval.

            Our investment and financing policies, and our policies with respect to certain other activities, including our growth, debt, capitalization, distributions, REIT status, and operating policies, are determined by our Board of Directors. Although the Board of Directors has no present intention to do so, these policies may be amended or revised from time to time at the discretion of the Board of Directors without notice to or a vote of our stockholders. Accordingly, stockholders may not have control over changes in our policies and changes in our policies may not fully serve the interests of all stockholders.

      Dependence on Key Personnel.

            We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, Jeffrey P. Jorissen and Brian W. Fannon (together, the "Senior Officers"). While we believe that we could find replacements for these key personnel, the loss of their services could have a temporary adverse effect on Company operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on the Senior Officers.

            In addition, upon the death or disability of Mr. Shiffman, we could lose the right to appoint a Manager of Origen or otherwise vote our interests in Origen, which could adversely affect our investment in Origen. See "Factors that May Affect Future Results -- Relationship with Origen" above.

      Adverse Consequences of Failure to Qualify as a Partnership

            We believe that the Operating Partnership and other various Subsidiary partnerships have each been organized as partnerships and will qualify for treatment as such under the Code. If the Operating Partnership and such other partnerships fail to qualify for such treatment under the Code, we would cease to qualify as a REIT, and the Operating Partnership and such other partnerships would be subject to Federal income tax (including any alternative minimum tax) on their income at corporate rates.

      Adverse Effect on Price of Shares Available for Future Sale

            Sales of a substantial number of shares of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2001, up to 3,944,435 shares of Common Stock may be issued in the future to the limited partners of the Operating Partnership (both Common and Preferred OP Units). The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, will be issued Common OP Units with a value of approximately $1,000,000 annually through 2007. In 2008 and 2009, Water Oak, Ltd. will be issued

      Common OP Units with a value of approximately $1,200,000. In addition, as of December 31, 2001, 2,017,298 shares have been reserved for issuance pursuant to our 1993 Employee Stock Option Plan and 1993 Non-Employee Director Stock Option Plan (the "Plans"). Under the Plans options for 615,051 shares have been exercised, and 289,922 shares of restricted stock have been issued as of December 31, 2001. Mr. Shiffman's employment agreement provides for incentive compensation payable in shares of Common Stock. We also issued 167,918 shares of Common Stock on January 31, 2002 pursuant to our Long Term Incentive Plan for the benefit of all of our salaried employees other than our officers. No prediction can be made regarding the effect that future sales of shares of Common Stock will have on the market price of shares.

      Adverse Effect of Market Interest Rates on the Price of Common Stock

            One of the factors that may influence the price of the Common Stock in the public market will be the annual distributions to stockholders relative to the prevailing market price of the Common Stock. An increase in market interest rates may tend to make the Common Stock less attractive relative to other investments, which could adversely affect the market price of our Common Stock.

ITEM 2.     PROPERTIES

      General. As of December 31, 2001, the Properties consisted of 104 manufactured housing communities, 5 recreational vehicle communities, and 7 properties containing both manufactured housing and recreational vehicle sites located in fifteen states concentrated in the midwestern and southeastern United States. As of December 31, 2001, the Properties contained 40,544 developed sites comprised of 35,340 developed manufactured home sites and 5,154 recreational vehicle sites and an additional 4,385 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 116 Properties, 61 have more than 300 developed manufactured home sites, with the largest having 1,554 developed manufactured home sites.

      The Properties had an aggregate occupancy rate of 93% as of December 31, 2001, excluding recreational vehicle sites. Since January 1, 2001, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.2% and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 7.4%.

      We believe that our Properties' high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

      We have tried to concentrate our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification will help insulate the portfolio from regional economic influences, we are also interested in expanding its operations in the western United States.

      The following table sets forth certain information relating to the Properties owned or financed as of December 31, 2001:

                                         DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                        SITES AS OF        AS OF         AS OF          AS OF
      PROPERTY AND LOCATION               12/31/01      12/31/99(1)    12/31/00(1)    12/31/01(1)
      ---------------------               --------      -----------    -----------    -----------
MIDWEST
MICHIGAN
Academy/West Pointe                         441            (2)            99%            98%
  Canton, MI
Allendale Meadows Mobile Village            352            95%            98%            96%
  Allendale, MI
Alpine Meadows Mobile Village               403            99%            99%            96%
  Grand Rapids, MI
Bedford Hills Mobile Village                339            99%            98%            98%
  Battle Creek, MI
Brentwood Mobile Village                    195            99%            99%            99%
  Kentwood, MI
Byron Center Mobile Village                 143            99%            99%            98%
  Byron Center, MI
Candlewick Court Manufactured               211            96%            95%            97%
Housing Community
  Owosso, MI
College Park Estates Manufactured           230            98%            100%           95%
Housing Community
  Canton, MI
Continental Estates Manufactured            385            88%            84%            84%
Housing Community
  Davison, MI
Continental North Manufactured              474            84%            88%            89%
Housing Community
  Davison, MI
Country Acres Mobile Village                182            99%            96%            96%
  Cadillac, MI
Country Meadows Mobile Village              577            100%           100%           99%
  Flat Rock, MI
Countryside Village Manufactured            359            96%            96%            98%
Housing Community
  Perry, MI
Creekwood Meadows Mobile Home Park          336            94%            96%            88%
  Burton, MI
Cutler Estates Mobile Village               256            99%            98%            97%
  Grand Rapids, MI
Davison East Manufactured Housing           190            95%            89%            80%
Community
  Davison, MI
Fisherman's Cove Manufactured               162            97%            99%            95%
Housing Community
  Flint, MI
Grand Mobile Estates                        224            98%            99%            93%
  Grand Rapids, MI
Hamlin Manufactured Housing                 147            100%           100%           99%
Community
  Webberville, MI
Kensington Meadows Mobile Home              290            95%            97%            98%
  Park Lansing, MI
Kings Court Mobile Village                  639            100%           98%            100%
  Traverse City, MI
Knollwood Estates                           161            (3)            (3)            97%
  Allendale, MI
Lafayette Place                             254            99%            98%            97%
  Metro Detroit, MI

                                         DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                        SITES AS OF        AS OF         AS OF          AS OF
      PROPERTY AND LOCATION               12/31/01      12/31/99(1)    12/31/00(1)    12/31/01(1)
      ---------------------               --------      -----------    -----------    -----------
Lincoln Estates Mobile Home Park            191            98%            99%             96%
  Holland, MI
Maple Grove Estates Manufactured            46             100%           100%           100%
Housing Community
  Dorr, MI
Meadow Lake Estates Manufactured            425            99%            100%           100%
Housing Community
  White Lake, MI
Meadowbrook Estates Manufactured            453            100%           99%            98%
Housing Community
  Monroe, MI
Meadowstream Village Manufactured           159            97%            98%            97%
Housing Community
  Sodus, MI
Parkwood Manufactured Housing               249            94%            93%            90%
  Community Grand Blanc, MI
Presidential Estates Mobile                 364            98%            98%            99%
  Village Hudsonville, MI
Richmond Place (6)                          117            99%            99%            97%
  Metro Detroit, MI
River Haven Village                         721            (3)            (3)            78%
  Grand Haven, MI
Scio Farms Estates                          913            100%           100%           99%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing           366            98%            99%            97%
  Community Jackson, MI
St. Clair Place (6)                         100            99%            99%            100%
  Metro Detroit, MI
Sunset Ridge  (4)                           144            (3)            (3)            13%(4)
  Portland Township, MI
Timberline Estates Manufactured             296            97%            100%           96%
Housing Community
  Grand Rapids, MI
Town & Country Mobile Village               192            99%            99%            99%
  Traverse City, MI
Village Trails                              100            64%(4)          77%            77%
  Howard City,  MI
White Lake Mobile Home Village              315            100%           100%          85%(4)
  White Lake, MI
White Oak Estates                           480            92%            85%            88%
  Mt. Morris, MI
Windham Hills Estates                       353           78%(4)          88%            91%
  Jackson, MI
Woodhaven Place (6)                         220            99%            99%            100%
                                            ---            ---            ---            ----
  Metro Detroit, MI

MICHIGAN TOTAl                              13,154           96%            96%            94%
                                            ======           ===            ===            ===

INDIANA
Brookside Mobile Home Village               570           87%(4)          93%            93%
  Goshen, IN
Carrington Pointe                           320           88%(4)          89%            81%
  Ft. Wayne, IN
Clear Water Mobile Village                  227            98%            95%            90%
  South Bend, IN
Cobus Green Mobile Home Park                386            97%            94%            87%
  Elkhart, IN
Deerfield Run Manufactured Home             175           59%(4)         75%(4)        60% (4)
  Community (4)
  Anderson, IN

                                         DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                        SITES AS OF        AS OF         AS OF          AS OF
      PROPERTY AND LOCATION               12/31/01      12/31/99(1)    12/31/00(1)    12/31/01(1)
      ---------------------               --------      -----------    -----------    -----------
Four Seasons Mobile Home Park               218            (2)            96%            98%
  Elkhart, IN
Holiday Mobile Home Village                 326            98%            99%            97%
  Elkhart, IN
Liberty Farms Communities                   220            98%            100%           98%
  Valparaiso, IN
Maplewood Mobile Home Park                  207            97%            94%            91%
  Lawrence, IN
Meadows Mobile Home Park                    330            97%            95%            89%
  Nappanee, IN
Pine Hills Mobile Home Subdivision          130            95%            91%            96%
  Middlebury, IN
Roxbury Park                                398            (3)            (3)            92%
  Goshen, IN
Timberbrook Mobile Home Park                567            93%            90%            90%
  Bristol, IN
Valley Brook Mobile Home Park               799            97%            95%            95%
  Indianapolis, IN
West Glen Village Mobile Home Park          552            98%            99%            98%
  Indianapolis, IN
Woodlake Estates (4)                        338            97%(4)         67%(4)         69%(4)
  Ft. Wayne, IN
Woods Edge Mobile Village                   598            91%            93%            84%
                                            ---            ---            ---            ---
  West Lafayette, IN

INDIANA TOTAL                               6,361           94%            92%            90%
                                            =====           ===            ===            ===

OTHER
Apple Creek Manufactured Home               176            99%            98%            91%
Community and Self Storage
  Cincinnati, OH
Autumn Ridge Mobile Home Park               413            99%            100%           99%
   Ankeny, IA
Bell Crossing Manufactured Home             239            81%            84%           53%(4)
Community (4)
  Clarksville, TN
Boulder Ridge                               362            96%            98%            98%
  Pflugerville, TX
Branch Creek Estates                        392            100%           99%            100%
  Austin, TX
Byrne Hill Village Manufactured             236            97%            97%            97%
  Home Toledo, OH
Candlelight Village Mobile Home             309            97%            96%            98%
  Park Chicago Heights, IL
Casa del Valle (7)                          408            100%           100%           100%
  Alamo, TX
Catalina Mobile Home Park                   462            94%            90%            83%
  Middletown, OH
Chisholm Point Estates                      416            100%           99%            98%
  Pflugerville, TX
Desert View Village                         93             (4)           6%(4)          25%(4)
  West Wendover, NV
Eagle Crest                                 150            (3)            (3)            84%
  Firestone, CO
Edwardsville Mobile Home Park               634            94%            97%            97%
  Edwardsville, KS
Forest Meadows                              76             86%            88%            83%
  Philomath, OR
High Pointe (8)                             411            95%            95%            93%

                                         DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                        SITES AS OF        AS OF         AS OF          AS OF
      PROPERTY AND LOCATION               12/31/01      12/31/99(1)    12/31/00(1)    12/31/01(1)
      ---------------------               --------      -----------    -----------    -----------
  Frederica, DE
Kenwood RV and Mobile Home Plaza            289            100%           100%           100%
  (7) LaFeria, TX
North Point Estates (4)                     108            (3)            (3)           38%(4)
   Pueblo, CO
Oakwood Village                             511           75%(6)          78%            73%
  Dayton, OH
Orchard Lake Manufactured Home              147            99%            98%            97%
  Community Cincinnati, OH
Paradise Park                               277            98%            99%            96%
  Chicago Heights, IL
Pecan Branch (4)                            69             (3)            (3)          67% (4)
  Williamson County, TX
Pin Oak Parc Mobile Home Park               502            91%            98%            99%
  O'Fallon, MO
Pine Ridge Mobile Home Park                 245            98%            98%            98%
  Petersburg, VA
Sea Air (7) (8)                             527            99%            100%           99%
  Rehoboth Beach, DE
Snow to Sun (7)                             493            99%            99%            100%
  Weslaco, TX
Southfork Mobile Home Park                  477            96%            96%            95%
  Belton, MO
Sun Villa Estates                           324            100%           100%           100%
  Reno, NV
Timber Ridge Mobile Home Park               582            99%            98%            99%
  Ft. Collins, CO
Westbrook Village (6)                       344            99%            98%            99%
  Toledo, OH
Westbrook Senior Village                    112            (3)            (3)            94%
  Toledo, OH
Willowbrook Place (6)                       266            100%           99%            98%
  Toledo, OH
Woodland Park Estates                       399            99%            99%            98%
  Eugene, OR
Woodside Terrace Manufactured               439            98%            96%            98%
  Home Community (6)
  Holland, OH
Worthington Arms Mobile Home Park           224            100%           99%            99%
                                            ---            ----           ---            ---
  Delaware, OH

OTHER TOTAL                                 11,112           91%            95%            93%
                                            ======           ===            ===            ===

SOUTHEAST
FLORIDA
Arbor Terrace RV Park                       402            (5)            (5)            (5)
  Bradenton, FL
Ariana Village Mobile Home Park             208            83%            85%            86%
  Lakeland, FL
Bonita Lake Resort                          167            (5)            (5)            (5)
  Bonita Springs, FL
Buttonwood Bay (7)                          941            (3)            (3)            100%
  Sebring, FL
Gold Coaster Manufactured Home              548            100%           100%           100%
  Community (7)
  Florida City, FL
Groves RV Resort                            306            (5)            (5)            (5)
  Lee County, FL
Holly Forest Estates                        402            100%           100%           100%
  Holly Hill, FL
Indian Creek Park (7)                       1,554           100%           100%           100%

                                         DEVELOPED       OCCUPANCY     OCCUPANCY      OCCUPANCY
                                        SITES AS OF        AS OF         AS OF          AS OF
      PROPERTY AND LOCATION               12/31/01      12/31/99(1)    12/31/00(1)    12/31/01(1)
      ---------------------               --------      -----------    -----------    -----------
  Ft. Myers Beach, Fl
Island Lakes Mobile Home Park               301            100%           100%           100%
  Merritt Island, FL
Kings Lake Mobile Home Park                 245            91%            96%            99%
  Debary, FL.
Kings Pointe Mobile Home Park (9)           227            56%            56%            57%
  Winter Haven, FL
Lake Juliana Landings Mobile Home           287            69%            71%            74%
  Park Auburndale, FL
Lake San Marino RV Park                     415            (5)            (5)            (5)
  Naples, FL
Leesburg Landing                            96             66%            68%            68%
  Lake County, FL
Meadowbrook Village Mobile Home             257            100%           98%            99%
  Park Tampa, Fl,
Orange Tree Village Mobile Home             246            96%            99%            100%
  Park Orange City, FL
Royal Country Mobile Home Park              864            100%           100%           99%
  Miami, FL
Saddle Oak Club Mobile Home Park            376            100%           99%            100%
  Ocala Fl,
Siesta Bay RV Park                          859            (5)            (5)            (5)
  Ft. Myers Beach, FL
Silver Star Mobile Village                  408            95%            96%            98%
  Orlando, FL
Water Oak Country Club                      808            100%           100%           100%
                                            ---            ----           ----           ----
Estates/Water Oak Mobile Home Park
  Lady Lake, FL,
Florida Total                               9,917          94%            94%            96%
                                            =====          ===            ===            ===

TOTAL/AVERAGE                               40,544         95%            95%             93%
                                            ======         ===            ===             ===

(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.

(2)   Acquired in 2000.

(3)   Acquired in 2001.

(4) Occupancy in these Properties reflects the fact that these communities are in their initial lease-up phase following an expansion or ground up development.

(5)   This Property contains only recreational vehicle sites.

(6) The Company leases this Property. The Company has the option and intends to purchase the Property upon the expiration of the lease. If the Company does not exercise its option to purchase, the lessor has the right to cause the Company to purchase the Property at the expiration of the lease at the then outstanding lease obligation.

(7)   This Property contains recreational vehicle sites.

(8)   This Property is financed and managed by the Company.

(9)   This Property was sold in February 2002.

      Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. See "Regulations and Insurance."

ITEM 3.     LEGAL PROCEEDINGS

      We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      MARKET INFORMATION

      Our Common Stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 4, 2002, the closing sales price of the Common Stock was $38.73 and the Common Stock was held by approximately 675 holders of record. The following table sets forth the high and low closing sales prices per share for the Common Stock for the periods indicated as reported by the NYSE and the distributions paid by the Company with respect to each such period.

                                                           High        Low      Distribution
                                                           ----        ---      ------------
        FISCAL YEAR ENDED DECEMBER 31, 2000
           First Quarter of 2000......................    34.9375     27.375         .51
           Second Quarter of 2000.....................    33.625      29.375         .53
           Third Quarter of 2000......................    33.75       30.1875        .53
           Fourth Quarter of 2000.....................    35.625      29.00          .53

        FISCAL YEAR ENDED DECEMBER 31, 2001
           First Quarter of 2001......................    34.6875     30.80          .53
           Second Quarter of 2001.....................    35.50       31.45          .55
           Third Quarter of 2001......................    36.85       34.73          .55
           Fourth Quarter of 2001.....................    38.55       36.00          .55

      RECENT SALES OF UNREGISTERED SECURITIES

      On April 16, 2001, the Operating Partnership issued 46,117 Series B-1 Preferred Units to River Haven Village, Inc. in exchange for property with an agreed upon value of $4,611,692.48 (the "Series B-1 Units"). Holders of the Series B-1 Units may require the Operating Partnership to redeem all of the outstanding Series B-1 Units within the ninety (90) day period following any anniversary of the Series B-1 Unit issuance date beginning on April 16, 2006, or the death of River Haven's current president. On or after July 16, 2012, the Operating Partnership may redeem all of the outstanding Series B-1 Units on written notice to the Series B-1 Unit holders. The Operating Partnership shall pay a redemption price of $100.00 per Series B-1 Unit redeemed.

      On January 31, 2002, the Operating Partnership issued 100,000 Series B-2 Preferred Units to Bay Area Limited Partnership and assumed approximately $10,500,000 of debt, in exchange for property with a net agreed upon value of $15,000,000 (the "Series B-2 Units"). Holders of the Series B-2 Units may require the Operating Partnership to redeem all of the outstanding Series B-2 Units within the ninety (90) day period following the fifth anniversary of the Series B-2 Unit issuance date, the death of Bay Area's president, or the occurrence of a change of control as defined in the Operating Partnership's limited partnership agreement, but in no event may the Series B-2 Unit holders require the redemption of the Series B-2 Units prior to January 31, 2007. The Operating Partnership shall pay a redemption price of $45.00 per Series B-2 Unit redeemed. In addition, holders of the Series B-2 Units may convert such units into Common OP Units at a conversion price of $45 per unit within the ninety
(90) day period following the third anniversary of the Series B-2 Unit issuance date.

      In 2001, the Company issued an aggregate of 98,036 shares of its Common Stock upon conversion of an aggregate of 98,036 OP Units.

      All of the above OP Units and shares of Common Stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.     SELECTED FINANCIAL DATA

                              SUN COMMUNITIES, INC.

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                     2001            2000             1999            1998            1997
                                                     ----            ----             ----            ----            ----
                                                              (IN THOUSANDS EXCEPT FOR PER SHARE AND OTHER DATA)
OPERATING DATA:
Revenues:
   Income from property                            $139,022        $132,440        $125,424        $114,346        $ 93,188
   Other income                                      14,532          14,105           9,530           5,984           2,942
                                                   --------        --------        --------        --------        --------
           Total revenues                           153,554         146,545         134,954         120,330          96,130
                                                   --------        --------        --------        --------        --------
Expenses:
   Property operating and maintenance                29,154          28,592          27,300          25,647          21,111
   Real estate taxes                                  9,524           9,115           8,888           8,728           7,481
   Property management                                2,746           2,934           2,638           2,269           1,903
   General and administrative .                       4,627           4,079           3,682           3,339           2,617
   Depreciation and amortization                     33,516          30,671          28,551          24,961          20,668
   Interest                                          31,016          29,651          27,289          23,987          14,423
                                                   --------        --------        --------        --------        --------
           Total expenses                           110,583         105,042          98,348          88,931          68,203
                                                   --------        --------        --------        --------        --------
Income before gain from properly dispositions,
   net and minority interests                        42,971          41,503          36,606          31,399          27,927

Gain from property dispositions, net                  4,275           4,801             829             655 (A)          --
                                                   --------        --------        --------        --------        --------

Income before minority interests                     47,246          46,304          37,435          32,054          27,927
Income allocated to minority interests               13,336          13,010           8,346           5,958           5,672
                                                   --------        --------        --------        --------        --------
Net income                                         $ 33,910        $ 33,294        $ 29,089        $ 26,096        $ 22,255
                                                   ========        ========        ========        ========        ========

Net income per weighted average share:

   Basic                                           $   1.96        $   1.92        $   1.69        $   1.55        $   1.38
                                                   ========        ========        ========        ========        ========
   Diluted                                         $   1.94        $   1.91        $   1.68        $   1.53        $   1.37
                                                   ========        ========        ========        ========        ========
Weighted average common shares outstanding:

   Basic                                             17,258          17,304          17,191          16,856          16,081
                                                   ========        ========        ========        ========        ========
   Diluted                                           17,440          17,390          17,343          17,031          16,268
                                                   ========        ========        ========        ========        ========
Distribution per common share .                    $   2.18        $   2.10        $   2.02        $   1.94        $  1.865
                                                   ========        ========        ========        ========        ========
BALANCE SHEET DATA:
Rental property, before accumulated
   depreciation                                    $953,656        $867,377        $847,696        $803,152        $684,821
Total assets                                       $994,449        $966,628        $904,032        $821,439        $690,914
Total debt                                         $495,198        $464,508        $401,564        $365,164        $264,264
Stockholders' equity                               $329,641        $336,034        $338,358        $340,364        $326,780
OTHER DATA (AT END OF PERIOD):

Total properties                                        116             109             110             104              99
Total sites                                          40,544          38,282          38,217          37,566          35,936

(A) Includes an $875 expense related to an unsuccessful portfolio acquisition.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT which owns, operates and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2001, the Company owned and operated or financed a portfolio of 116 developed properties located in 15 states, including 104 manufactured housing communities, 5 recreational vehicle communities, and 7 properties containing both manufactured housing and recreational vehicle sites.

      During 2001, the Company acquired five manufactured housing communities, comprising 2,332 developed sites, for $55.8 million and two development communities, comprising 1,273 sites, for $4.3 million and the Company sold two manufactured housing communities for $16.2 million.

SIGNIFICANT ACCOUNTING POLICIES

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      Principles of Consolidation. The financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership.

      Notes Receivable. The Company evaluates the recoverability of its notes receivable whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loan is then measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

      Rental Property. Rental property is recorded at cost, less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances, such as recent operating results, expected net operating cash flow and plans for future operations, indicate that full asset recoverability is questionable. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis.

      Revenue Recognition. Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and the resident.

      Income Taxes. The Company has elected to be taxed as a REIT as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company's gross income in any year must be derived from qualifying sources. As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders, which it fully intends to do.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2001 to year ended December 31, 2000

      For the year ended December 31, 2001, income before gain from property dispositions, net and minority interests increased by $1.5 million from $41.5 million to $43.0 million, when compared to the year ended December 31, 2000. The increase was due to increased revenues of $7.0 million while expenses increased by $5.5 million.

      Income from property increased by $6.6 million from $132.4 million to $139.0 million, or 5.0 percent, due to rent increases and other community revenues ($6.5 million) and acquisitions ($4.4 million), offset by a revenue reduction of $4.3 million due to property dispositions.

      Other income increased by $0.4 million from $14.1 million to $14.5 million due primarily to an increase in interest income ($1.3 million) offset by reductions in income from affiliate ($0.5 million) and other income ($0.4 million).

      Property operating and maintenance expenses increased by $0.6 million from $28.6 million to $29.2 million, or 2.0 percent, representing general cost increases ($1.0 million) and acquisitions ($0.7 million), offset by an expense reduction of $1.1 million due to property dispositions.

      Real estate taxes increased by $0.4 million from $9.1 million to $9.5 million, or 4.5 percent, due to the acquired communities ($0.2 million) and changes in certain assessments.

      Property management expenses decreased by $0.2 million from $2.9 million to $2.7 million, representing 2.0 percent and 2.2 percent of income from property in 2001 and 2000, respectively.

      General and administrative expenses increased by $0.5 million from $4.1 million to $4.6 million, representing 3.0 percent and 2.8 percent of total revenues in 2001 and 2000, respectively.

      Interest expense increased by $1.4 million from $29.6 million to $31.0 million due primarily to financing additional investments in rental property offset by decreasing rates on variable rate debt.

      Earnings before interest, taxes, depreciation and amortization ("EBITDA" an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management and general and administrative expenses) increased by $5.7 million from $101.8 million to $107.5 million. EBITDA as a percent of revenues increased to 70.0 percent in 2001 compared to 69.5 percent in 2000.

      Depreciation and amortization expense increased by $2.8 million from $30.7 million to $33.5 million due primarily to the net additional investments in rental properties.

Comparison of year ended December 31, 2000 to year ended December 31, 1999

      For the year ended December 31, 2000, income before gain from property dispositions, net and minority interests increased by $4.9 million from $36.6 million to $41.5 million, when compared to the year ended December 31, 1999. The increase was due to increased revenues of $11.6 million while expenses increased by $6.7 million.

      Income from property increased by $7.0 million from $125.4 million to $132.4 million, or 5.6 percent, due to rent increases and other community revenues ($5.3 million), acquisitions ($3.1 million), lease up of manufactured home sites ($2.2 million), offset by a revenue reduction of $3.6 million due to the sale of communities during 1999.

      Other income increased by $4.6 million from $9.5 million to $14.1 million due primarily to an increase in interest income ($3.0 million) and other income ($2.7 million), offset by a $1.1 million reduction in income from affiliate.

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

      EBITDA increased by $9.4 million from $92.4 million to $101.8 million. EBITDA as a percent of revenues increased to 69.5 percent in 2000 compared to
68.5 percent in 1999.

      Depreciation and amortization expense increased by $2.1 million from $28.6 million to $30.7 million due primarily to the acquisition and development/expansion of communities in 2000 and 1999.

SAME PROPERTY INFORMATION

      The following table reflects property-level financial information as of and for the years ended December 31, 2001 and 2000. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2000 and December 31, 2001. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, recreational vehicle communities, new development and acquisition communities.

                                                       SAME PROPERTY (2)                TOTAL PORTFOLIO
                                                       -----------------                ---------------
                                                    2001             2000            2001             2000
                                                    ----             ----            ----             ----
                                                       (in thousands)                   (in thousands)
Income from property                              $105,311         $99,955         $139,022         $132,440
                                                  --------         -------         --------         --------

Property operating expenses:
      Property operating and maintenance            18,331          18,141           29,154           28,592
      Real estate taxes                              8,079           7,440            9,524            9,115
                                                  --------         -------         --------         --------
           Property operating expenses              26,410          25,581           38,678           37,707
                                                  --------         -------         --------         --------
Property EBITDA                                   $ 78,901         $74,374         $100,344         $ 94,733
                                                  ========         =======         ========         ========

Number of properties                                    90              90              116              109
Developed sites                                     30,385          30,208           40,544           38,282
Occupied sites (1)                                  28,465          28,710           36,935           35,546
Occupancy % (1)                                       93.7%           95.0%            93.0%            95.0%
Weighted average monthly rent per site            $    303         $   290         $    301         $    288
Sites available for development                      2,364           1,917            3,887            4,248
Sites planned for development in next year             257             190              613              659

      (1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

      (2)   Includes 3 properties sold in December 2000.

On a same property basis, property revenues increased by $5.4 million from $99.9 million to $105.3 million, or 5.4 percent, due primarily to increases in rents and related charges including water and property tax pass through.

Property operating expenses increased by $0.8 million from $25.6 million to $26.4 million, or 3.2 percent, due to increased costs. Property EBITDA increased by $4.5 million from $74.4 million to $78.9 million, or 6.1 percent.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the Operating Partnership's unitholders, property acquisitions, development and expansion of properties, capital improvements of properties and debt repayment.

      The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $70 million) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

      The Company plans to invest approximately $25 to $30 million in developments consisting of expansions to existing communities and the new or continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

      Furthermore, the Company expects to invest in the range of $40 to $60 million in the acquisition of properties in 2002, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

      Cash and cash equivalents decreased by $13.9 million to $4.6 million at December 31, 2001 compared to $18.5 million at December 31, 2000 because cash used in investing and financing activities exceeded cash provided by operating activities. Net cash provided by operating activities increased by $9.2 million to $65.9 million for the year ended December 31, 2001 compared to $56.7 million for the year ended December 31, 2000. This increase was primarily due to income before minority interests, depreciation and amortization and gain from property dispositions, net increasing by $4.0 million and other assets decreasing by $2.6 million, offset by accounts payable and other liabilities increasing by $2.5 million.

      The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors that May Affect Future Results."

      The Company's $150 million unsecured line of credit, which expires in January 2003, bears interest at the annual rate of LIBOR plus 1.0%. At December 31, 2001, the average interest rate of outstanding borrowings under the line of credit was 3.22%, $93 million was outstanding and $57 million was available to be drawn. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2001.

      The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2001, the Company's outstanding contractual obligations were as follows:

                                                         Payments Due By Period
                                                             (in thousands)
                                              ----------------------------------------------
Contractual Cash Obligations(1)   Total Due   1 year   2-3 years   4-5 years   After 5 years
-------------------------------   ---------   ------   ---------   ---------   -------------
Line of credit                     $93,000              $93,000
Collateratized term loan            42,820     $ 614      1,365     $1,569       $39,272
Senior notes                       285,000               85,000                  200,000
Mortgage notes, other               48,333       857      2,719      7,986        36,771
Capitalized lease obligations       26,045    16,176      9,869
Redeemable Preferred OP Units       43,958                           3,564        40,394
                                  --------   -------   --------    -------      --------
                                  $539,156   $17,647   $191,953    $13,119      $316,437
                                  ========   =======   ========    =======      ========

(1) The Company is the guarantor of $23.2 million in personal bank loans which is not reflected in the balance sheet, maturing in 2004, made to the Company's directors, employees and consultants for the purpose of purchasing shares of Company common stock or Operating Partnership OP Units pursuant to the Company's Stock Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due.

      The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and Operating Partnership unit redemptions, through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. Along with Origen LLC's other investors, the Company may be requested to make additional capital contributions to maintain its respective ownership interest. The Company has maintained investment grade ratings with Fitch ICBA, Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, $263.4 million from the sale of shares of its common stock, $84.2 from the sale of OP units in the Operating Partnership and $430 million from the issuance of secured and unsecured debt securities. In addition, at December 31, 2001, ninety-six of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors that May Affect Future Results". If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

      The terms of the $35.8 million of the Operating Partnership's Preferred OP units were renegotiated effective December 31, 2001. The conversion price increased from $27 per unit to at least $68 per unit and the coupon rate was decreased from nine percent (9%) to seven percent (7%) for the first two years followed by a variable rate ranging from 6.5% to 8.5% with mandatory redemption on January 2, 2014.

      At December 31, 2001, the Company's debt to total market capitalization approximated 36.7 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.3 years and a weighted average interest rate of 6.6 percent.

      Capital expenditures for the years ended December 31, 2001 and 2000 included recurring capital expenditures of $4.8 million and $4.6 million, respectively.

      Net cash used in investing activities decreased by $34.3 million to $34.8 million from $69.1 million due to a $84.5 million increase in repayments from financing notes receivable, net offset by a $20.7 million increase in investment in and advances to affiliates, a $17.1 million decrease in proceeds related to property dispositions and a $12.5 million increase in rental property acquisition activities.

      Net cash used in financing activities increased by $64.5 million to $44.9 million for the year ended December 31, 2001. This increase was primarily because of a $74.5 million increase in repayments on notes payable and $100 million reduced proceeds from notes payable offset by a $116.0 million increase in borrowings on the line of credit.

RATIO OF EARNINGS TO FIXED CHARGES

     The Company's ratio of earnings to fixed charges for the years ended December 31, 2001, 2000, and 1999 was 1.83:1, 1.87:1, and 1.95:1 respectively.

INDUSTRY CONDITIONS

      According to the Manufactured Housing Institute, the shipments of new manufactured homes has declined from 373,000 in 1998 to 193,000 in 2001. This decline was caused primarily by the tightening of credit standards in response to an increasing number of repossessions. Beginning in 1999, repossessions increased as unqualified borrowers defaulted on their manufactured home loans. Financing standards tightened significantly reducing demand at a time of excessive inventories. Exacerbating this excess supply was the competition of aggressively priced repossessed homes which further slowed new home sales.

      The Company expects these conditions to work themselves back into equilibrium. New home shipments increased in October 2001 as compared to October 2000, representing the first such year to year monthly increase since March 1999. Fourth quarter 2001 shipments exceeded fourth quarter 2000 shipments and the trend has continued through January 2002 with no sign of inventory accumulation. Repossessions are expected to remain at high levels throughout most, if not all, of 2002.

      These conditions adversely impact the sale of new homes by Sun Homes, which harms the Company's profitability. Furthermore, these conditions cause a slow-down in the leasing of the Company's communities, especially newly developed expansions and new communities, which in turn slows the development of new sites causing the Company to hold non-income producing land inventory longer.

INFLATION

      Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

      This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see "Factors That May Affect Future Results" for a representative example of such uncertainties and factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events, or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard are generally to be applied prospectively. The Company does not expect a material impact from the adoption of this standard.

      In June 2001, the FASB approved SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company does not expect these pronouncements to have a material impact on its financial statements.

OTHER

     Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO data for both basic and diluted purposes for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                              2001             2000             1999
                                                              ----             ----             ----
      Net income                                           $ 33,910         $ 33,294         $ 29,089
      Deduct Gain from property dispositions, net            (4,275)          (4,801)            (829)
      Add:
         Minority interest in earnings to
           common OP Unit holders                             5,205            5,184            4,683
         Depreciation and amortization, net
           of corporate office depreciation                  33,246           30,393           28,310
                                                           --------         --------         --------

      Funds from operations - basic                          68,086           64,070           61,253
      Add distributions on
            Convertible preferred OP Units                       --               --            2,505
                                                           --------         --------         --------
      Funds from operations - diluted                      $ 68,086         $ 64,070         $ 63,758
                                                           ========         ========         ========


                                                                           DECEMBER 31,
                                                                           ------------
                                                              2001             2000             1999
                                                              ----             ----             ----
      Weighted average common shares and OP Units
        outstanding for basic per share/unit data            19,907           19,999           19,961
      Dilutive securities:
           Stock options and awards                             182               86              152
           Convertible preferred OP Units                        --               --            1,245
                                                           --------         --------         --------
      Weighted average common shares and OP Units
        outstanding for diluted per share/unit data          20,089           20,085           21,358
                                                           ========         ========         ========

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

    The Company's variable rate debt is limited to its $150 million line of credit ($93.0 million outstanding as of December 31, 2001) which bears interest at LIBOR plus 1.0 percent. If LIBOR increased or decreased by 1.0 percent during 2001 and 2000, the Company believes its interest expense would have increased or decreased by approximately $0.7 million and $0.5 million based on the $69.2 million and $49.9 million average balance outstanding under the Company's line of credit for the year ended December 31, 2001 and 2000, respectively.

    Additionally, the Company has $49.0 million LIBOR based variable rate mortgage and other notes receivables at December 31, 2001. If LIBOR increased or decreased by 1.0 percent during 2001 and 2000, the Company believes interest income would have increased or decreased by approximately $0.8 million and $0.7 million based on the $79.5 million and $68.0 million average balance outstanding on all variable rate notes receivables for the year ended December 31, 2001 and 2000, respectively.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Financial statements and supplementary data are filed herewith under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

      The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

      (b)   Reports on Form 8-K:

            No Current Reports on Form 8-K were filed during the last fiscal quarter for the year ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002
                                             SUN COMMUNITIES, INC.

                                             By  /s/ Gary A. Shiffman
                                                 -------------------------------
                                                     Gary A. Shiffman, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                           TITLE                      DATE
----                                           -----                      ----
/s/ Gary A. Shiffman           Chief Executive Officer, President    March 27, 2002
--------------------           and Chairman of the Board of
Gary A. Shiffman               Directors


/s/ Jeffrey P. Jorissen        Senior Vice President, Chief          March 27, 2002
-----------------------        Financial Officer, Treasurer,
Jeffrey P. Jorissen            Secretary and Principal Accounting
                               Officer

/s/ Paul D. Lapides            Director                              March 27, 2002
-------------------
Paul D. Lapides

/s/ Ted. J. Simon              Director                              March 27, 2002
-----------------
Ted J. Simon

/s/ Clunet R. Lewis            Director                              March 27, 2002
-------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki         Director                              March 27, 2002
----------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss            Director                              March 27, 2002
-------------------
Arthur A. Weiss

                                  EXHIBIT INDEX

 EXHIBIT                                                          METHOD OF
  NUMBER                        DESCRIPTION                         FILING
  ------                        -----------                         ------
    2.1    Form of Sun Communities, Inc.'s Common Stock              (1)
           Certificate

    3.1    Amended and Restated Articles of Incorporation of Sun     (1)
           Communities, Inc

    3.2    Bylaws of Sun Communities, Inc.                           (3)

    4.1    Indenture, dated as of April 24, 1996, among Sun          (4)
           Communities, Inc., Sun Communities Operating Limited
           Partnership (the "Operating Partnership") and Bankers
           Trust Company, as Trustee

    4.2    Form of Note for the 2001 Notes                           (4)

    4.3    Form of Note for the 2003 Notes                           (4)

    4.4    First Supplemental Indenture, dated as of August 20,      (9)
           1997, by and between the Operating Partnership and
           Bankers Trust Company, as Trustee

    4.5    Form of Medium-Term Note (Floating Rate)                  (9)

    4.6    Form of Medium-Term Note (Fixed Rate)                     (9)

    4.7    Articles Supplementary of Board of Directors of Sun      (11)
           Communities, Inc. Designating a Series of Preferred
           Stock and Fixing Distribution and other Rights in
           such Series

    4.8    Articles Supplementary of Board of Directors of Sun      (13)
           Communities, Inc. Designating a Series of Preferred
           Stock

   10.1    Second Amended and Restated Agreement of Limited          (8)
           Partnership of Sun Communities Operating Limited
           Partnership

   10.2    Second Amended and Restated 1993 Stock Option Plan       (12)

   10.3    Amended and Restated 1993 Non-Employee Director Stock     (8)
           Option Plan

   10.4    Form of Stock Option Agreement between Sun                (1)
           Communities, Inc. and certain directors, officers and
           other individuals#

   10.5    Form of Non-Employee Director Stock Option Agreement      (5)
           between Sun Communities, Inc. and certain directors#

   10.6    Employment Agreement between Sun Communities, Inc.        (8)
           and Gary A. Shiffman#

   10.7    Senior Unsecured Line of Credit Agreement with Lehman     (9)
           Brothers Holdings Inc.

   10.8    Amended and Restated Loan Agreement between Sun           (9)
           Communities Funding Limited Partnership and Lehman
           Brothers Holdings Inc.

 EXHIBIT                                                          METHOD OF
  NUMBER                        DESCRIPTION                         FILING
  ------                        -----------                         ------
   10.9    Amended and Restated Loan Agreement among Miami Lakes     (9)
           Venture Associates, Sun Communities Funding Limited
           Partnership and Lehman Brothers Holdings Inc.

  10.10    Form of Indemnification Agreement between each            (9)
           officer and director of Sun Communities, Inc. and Sun
           Communities, Inc.

  10.11    Loan Agreement among the Operating Partnership, Sea       (9)
           Breeze Limited Partnership and High Point Associates,
           LP.

  10.12    Option Agreement by and between the Operating             (9)
           Partnership and Sea Breeze Limited Partnership

  10.13    Option Agreement by and between the Operating             (9)
           Partnership and High Point Associates, LP

  10.14    $1,022,538.12 Promissory Note from Gary A. Shiffman       (7)
           to the Operating Partnership

  10.15    $1,022,538.13 Promissory Note from Gary A. Shiffman       (7)
           to the  Operating Partnership

  10.16    $6,604,923.75 Promissory Note from Gary A. Shiffman       (7)
           to the Operating Partnership

  10.17    Stock Pledge Agreement between Gary A. Shiffman and       (7)
           the Operating Partnership for 94,570 shares of Common
           Stock
  10.18    Stock Pledge Agreement between Gary A. Shiffman and       (7)
           the Operating Partnership for 305,430 shares of
           Common Stock

  10.19    $1,300,195.40 Promissory Note from Gary A. Shiffman       (9)
           to the Operating Partnership

  10.20    $1,300,195.40 Promissory Note from Gary A. Shiffman       (9)
           to the Operating Partnership

  10.21    Stock Pledge Agreement between Gary A. Shiffman and       (9)
           the Operating Partnership with respect to 80,000
           shares of Common Stock

  10.22    Employment Agreement between Sun Communities, Inc.       (11)
           and Jeffrey P. Jorissen#

  10.23    Long Term Incentive Plan                                  (9)

  10.24    Restricted Stock Award Agreement between Sun             (11)
           Communities, Inc. and Gary A. Shiffman, dated June 5,
           1998#

  10.25    Restricted Stock Award Agreement between Sun             (11)
           Communities, Inc. and Jeffrey P. Jorissen, dated June
           5, 1998#

  10.26    Restricted Stock Award Agreement between Sun.            (11)
           Communities, Inc. and Jonathan M. Colman, dated June
           5, 1998#

 EXHIBIT                                                          METHOD OF
  NUMBER                        DESCRIPTION                         FILING
  ------                        -----------                         ------
  10.27    Restricted Stock Award Agreement between Sun             (11)
           Communities, Inc. and Brian W. Fannon, dated June 5,
           1998#

  10.28    Sun Communities, Inc. 1998 Stock Purchase Plan#          (11)

  10.29    Employment Agreement between Sun SHS, Inc. and Brian     (11)
           Fannon#

  10.30    Facility and Guaranty Agreement among Sun                (11)
           Communities, Inc., the Operating Partnership, Certain
           Subsidiary Guarantors and First National Bank of
           Chicago, dated December 10, 1998

  10.31    Rights Agreement between Sun Communities, Inc. and       (10)
           State Street Bank and Trust Company, dated April 24,
           1998

  10.32    Employment Agreement between Sun Communities, Inc.       (11)
           and Brian W. Fannon#

  10.33    Contribution Agreement, dated as of September 29,        (13)
           1999, by and among the Sun Communities, Inc., the
           Operating Partnership, Belcrest Realty Corporation
           and Belair Real Estate Corporation

  10.34    One Hundred Third Amendment to Second Amended and        (13)
           Restated Limited Partnership Agreement of the
           Operating Partnership

  10.35    One Hundred Eleventh Amendment to Second Amended and     (16)
           Restated Limited Partnership Agreement of the
           Operating Partnership

  10.36    One Hundred Thirty-Sixth Amendment to Second Amended     (16)
           and Restated Limited Partnership Agreement of the
           Operating Partnership

  10.37    One Hundred Forty-Fifth Amendment to Second Amended      (16)
           and Restated Limited Partnership Agreement of the
           Operating Partnership

  10.38    Restricted Stock Award Agreement between Sun             (16)
           Communities, Inc. and Gary A. Shiffman, dated March
           30, 2001

  10.39    Restricted Stock Award Agreement between Sun             (16)
           Communities, Inc. and Jeffrey P. Jorissen, dated
           March 30, 2001

  10.40    Restricted Stock Award Agreement between Sun             (16)
           Communities, Inc. and Jonathan M. Colman, dated March
           30, 2001

  10.41    Restricted Stock Award Agreement between Sun             (16)
           Communities, Inc. and Brian W. Fannon, dated March
           30, 2001

  10.42    Membership Pledge Agreement dated December 13, 1999      (14)
           between Bingham Financial Services Corporation
           ("Bingham") and the Operating Partnership

 EXHIBIT                                                          METHOD OF
  NUMBER                        DESCRIPTION                         FILING
  ------                        -----------                         ------
  10.43    Amended and Restated Security Agreement dated            (14)
           December 13, 1999 between Bingham and the Operating
           Partnership
  10.44    Stock Pledge Agreement dated December 13, 1999           (14)
           between Bingham and the Operating Partnership

  10.45    Supplemental Agreement Regarding Assignment of Notes,    (14)
           Loan Agreements and Security Agreements as Collateral
           Security dated December 13, 1999 between Bingham and
           the Operating Partnership

  10.46    Supplemental Agreement Regarding Assignment of Note,     (15)
           Loan Agreement and Security Agreement as Collateral
           Security dated December 13, 1999 between Bingham and
           the Operating Partnership

  10.47    Supplemental Agreement Regarding Assignment of Note      (14)
           and Security Agreement as Collateral Security dated
           March 16, 2000 between Bingham and the Operating
           Partnership

  10.48    Stock Pledge Agreement dated October 20, 2000 between    (14)
           Bingham and the Operating Partnership

  10.49    Amendment to Amended and Restated Security Agreement     (14)
           dated October 20, 2000 between Bingham and the
           Operating Partnership

  10.50    Supplemental Agreement Regarding Assignment of Notes,    (15)
           Loan Agreements and Security Agreements as Collateral
           Security dated December 13, 1999 between Bingham and
           the Operating Partnership.

  10.51    Amended and Restated Subordinated Loan Agreement         (16)
           dated February 1, 2002 among the Operating
           Partnership, Origen Financial, Inc. and Origen
           Financial, L.L.C., amended by First Amendment to
           Amended and Restated Subordinated Loan Agreement
           dated March 22, 2002

  10.52    Third Amended and Restated Promissory Note dated         (16)
           March 22, 2002 executed by Origen Financial, Inc. and
           Origen Financial, L.L.C. in favor of the Operating
           Partnership

  10.53    Amended and Restated  Security Agreement  dated          (16)
           February 1, 2002 between the Operating Partnership
           and Origen Financial, Inc.

  10.54    Amended and Restated Stock Pledge Agreement dated        (16)
           February 1, 2002 between  Origen Financial, Inc. and
           the Operating Partnership

 EXHIBIT                                                          METHOD OF
  NUMBER                        DESCRIPTION                         FILING
  ------                        -----------                         ------
  10.55    Amended and Restated Limited Liability Company           (16)
           Interest Security and Pledge Agreement dated February
           1, 2002 between Origen Financial, Inc. and the
           Operating Partnership

  10.56    Security Agreement dated February 1, 2002 between the    (16)
           Operating Partnership and Origen Financial, L.L.C.

  10.57    Limited Liability Company Interest Security and          (16)
           Pledge Agreement dated February 1, 2002 between the
           Operating Partnership and Origen Financial, L.L.C.

  10.58    Amended and Restated Guaranty made February 1, 2002      (16)
           by Bingham in favor of the Operating Partnership

  10.59    Investment Agreement dated July 20, 2001 between SUI     (16)
           TRS, Inc., Shiffman Family LLC, Bingham and Woodward
           Holdings, LLC, amended by Amendment to Investment
           Agreement dated August 13, 2001

  10.60    Limited Liability Company Agreement of Origen            (16)
           Financial, L.L.C. dated December 18, 2001 by and
           among SUI TRS, Inc., Shiffman Family LLC, Bingham and
           Woodward Holdings LLC

  10.61    Participation Agreement dated February 28, 2002          (16)
           between the Operating Partnership and Woodward
           Holdings, LLC

   12.1    Computation of Ratio of Earnings to Fixed Charges and    (16)
           Ratio Earnings to Combined Fixed Charges and
           Preferred Dividends

     21    List of Subsidiaries of Sun Communities, Inc.            (16)

     23    Consent of PricewaterhouseCoopers LLP, independent       (16)
           accountants

---------------------

      (1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

      (2) Incorporated by reference to Sun Communities, Inc.'s Current Report en Form 8-K dated March 20, 1996.

      (3) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

      (4) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1996.

      (5) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-80972.

      (6) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994.

      (7) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

      (8) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

      (9) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

      (10) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24,1998.

      (11) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

      (12) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

      (13) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

      (14) Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3, Amendment No. 1, No. 333-54718.

      (15) Incorporated by reference to Sun Communities Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, No. 333-2522-01.

      (16)  Filed herewith.

      # Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGES
Report of Independent Accountants                                         F-2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 2001 and 2000           F-3

   Consolidated Statements of Income
       for the Years Ended December 31, 2001, 2000 and 1999               F-4

   Consolidated Statements of Stockholders' Equity
       for the Years Ended December 31, 2001, 2000 and 1999               F-5

   Consolidated Statements of Cash Flows
       for the Years Ended December 31, 2001, 2000 and 1999               F-6

   Notes to Consolidated Financial Statements                      F-7 - F-17

Schedule III - Real Estate and Accumulated Depreciation           F-18 - F-22

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Sun Communities, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries (the "Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Detroit, Michigan
February 19, 2002

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                           ASSETS                              2001              2000
                           ------                              ----              ----
Investment in rental property, net                          $ 813,334         $ 751,820
Cash and cash equivalents                                       4,587            18,466
Notes and other receivables                                   105,393           156,349
Investment in and advances to affiliates                       38,856             7,930
Other assets                                                   32,279            32,063
                                                            ---------         ---------

           Total assets                                     $ 994,449         $ 966,628
                                                            =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Line of credit                                           $  93,000         $  12,000
   Debt                                                       402,198           452,508
   Accounts payable and accrued expenses                       17,683            16,304
   Deposits and other liabilities                               8,929             8,839
                                                            ---------         ---------

          Total liabilities                                   521,810           489,651
                                                            ---------         ---------

Minority interests                                            142,998           140,943
                                                            ---------         ---------

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000 shares
       authorized, none issued                                     --                --
   Common stock, $.01 par value, 100,000 shares
       authorized, 17,763 and 17,516 issued and
       outstanding in 2001 and 2000, respectively                 178               175
   Paid-in capital                                            399,789           393,771
   Officers' notes                                            (11,004)          (11,257)
   Unearned compensation                                       (6,999)           (4,746)
   Distributions in excess of accumulated earnings            (45,939)          (41,688)
   Treasury stock, at cost, 201 and 7 shares in 2001
       and 2000, respectively                                  (6,384)             (221)
                                                            ---------         ---------
       Total stockholders' equity                             329,641           336,034
                                                            ---------         ---------

       Total liabilities and stockholders' equity           $ 994,449         $ 966,628
                                                            =========         =========

         The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                2001            2000            1999
                                                                ----            ----            ----
REVENUES
 Income from property                                         $139,022        $132,440        $125,424
 Other income                                                   14,532          14,105           9,530
                                                              --------        --------        --------

   Total revenues                                              153,554         146,545         134,954
                                                              --------        --------        --------

EXPENSES
   Property operating and maintenance                           29,154          28,592          27,300
   Real estate taxes                                             9,524           9,115           8,888
   Property management                                           2,746           2,934           2,638
   General and administrative                                    4,627           4,079           3,682
   Depreciation and amortization                                33,516          30,671          28,551
   Interest                                                     31,016          29,651          27,289
                                                              --------        --------        --------

   Total expenses                                              110,583         105,042          98,348
                                                              --------        --------        --------

Income before gain from property dispositions, net and
 minority interests                                             42,971          41,503          36,606
Gain from property dispositions, net                             4,275           4,801             829
                                                              --------        --------        --------

Income before minority interests                                47,246          46,304          37,435

Less income allocated to minority interests:
   Preferred OP Units                                            8,131           7,826           3,663
   Common OP Units                                               5,205           5,184           4,683
                                                              --------        --------        --------

Net income                                                    $ 33,910        $ 33,294        $ 29,089
                                                              ========        ========        ========

Earnings per common share:
   Basic                                                      $   1.96        $   1.92        $   1.69
                                                              ========        ========        ========
   Diluted                                                    $   1.94        $   1.91        $   1.68
                                                              ========        ========        ========

Weighted average common shares outstanding:
   Basic                                                        17,258          17,304          17,191
                                                              ========        ========        ========
   Diluted                                                      17,440          17,390          17,343
                                                              ========        ========        ========

         The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                              Distribution
                                          Common          Paid in          Unearned           in Excess of          Treasury
                                           Stock          Capital        Compensation           Earnings              Stock
                                           -----          -------        ------------           --------              -----
Balance, January 1, 1999..............    $  172          $389,448        $   (5,302)           $ (32,345)
Issuance of common stock, net.........         2             1,595              (157)
Reclassification and conversion of ...
  minority interests..................                       2,317
Net income............................                                                             29,089
Cash distributions declared of $2.02..
  per share...........................                                                            (35,009)
                                          ------          --------        ----------            ---------
Balance, December 31, 1999............       174           393,360            (5,459)             (38,265)
Issuance of common stock, net.........         1               445
Amortization..........................                                           713
Treasury stock purchased, 7 shares....                                                                               $  (221)
Reclassification and conversion of ...
  minority interests..................                         (34)
Net income............................                                                             33,294
Cash distributions declared of $2.10..
  per share...........................                                                            (36,717)
                                          ------          --------        ----------            ---------            -------
Balance, December 31, 2000............       175           393,771            (4,746)             (41,688)              (221)
Issuance of common stock, net.........         3             4,077            (3,188)
Amortization..........................                                           935
Treasury stock purchased, 194 shares..                                                                                (6,163)
Reclassification and conversion of....
  minority interests..................                       1,941
Net income............................                                                             33,910
Cash distributions declared of $2.18..
  per share...........................                                                            (38,161)
                                          ------          --------        ----------            ---------            -------
Balance, December 31, 2001............    $  178          $399,789        $   (6,999)           $ (45,939)           $(6,384)
                                          ======          ========        ==========            =========            =======


         The accompanying notes are an integral part of the consolidated financial statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(AMOUNTS IN THOUSANDS)

                                                                          2001              2000             1999
                                                                          ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 33,910         $  33,294         $ 29,089
    Adjustments to reconcile net income to
       cash provided by operating activities:
    Income allocated to minority interests                                 5,205             5,184            4,683
    Gain from property dispositions, net                                  (4,275)           (4,801)          (1,781)
    Depreciation and amortization                                         33,516            30,671           28,551
    Amortization of deferred financing costs                               1,065               943              865
  Increase in other assets                                                (4,879)           (7,480)          (9,329)
  Increase (decrease) in accounts payable and other liabilities            1,329            (1,133)           1,616
                                                                        --------         ---------         --------
  Net cash provided by operating activities                               65,871            56,678           53,694
                                                                        --------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties                                        (70,331)          (57,832)         (67,588)
  Proceeds related to property dispositions                               17,331            34,460           36,720
  Investment in notes receivable, net                                     37,968           (46,577)         (52,218)
  Investment in and advances to affiliates                               (20,056)              675            2,854
  Officers' notes                                                            253               195              157
                                                                        --------         ---------         --------
    Net cash used in investing activities                                (34,835)          (69,079)         (80,075)
                                                                        --------         ---------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and operating
    partnership units,  net                                                  809               430           51,019
  Treasury stock purchases                                                (6,163)             (221)              --
  Borrowings (repayments) on line of credit, net                          81,000           (35,000)          21,000
  Proceeds from notes payable and other debt                                  --           100,000               --
  Repayments on notes payable and other debt                             (76,599)           (2,056)          (1,741)
  Payments for deferred financing costs                                       --            (1,242)          (1,533)
  Distributions                                                          (43,962)          (42,374)         (40,622)
                                                                        --------         ---------         --------
    Net cash provided by (used in) financing activities                  (44,915)           19,537           28,123
                                                                        --------         ---------         --------
  Net increase (decrease) in cash and cash equivalents                   (13,879)            7,136            1,742
  Cash and cash equivalents, beginning of year                            18,466            11,330            9,588
                                                                        --------         ---------         --------
  Cash and cash equivalents, end of year                                $  4,587         $  18,466         $ 11,330
                                                                        ========         =========         ========

SUPPLEMENTAL INFORMATION
  Cash paid for interest including capitalized amounts of $3,704
    $3,148 and $2,230 in 2001, 2000 and 1999, respectively              $ 34,048         $  31,882         $ 28,422
  Noncash investing and financing activities:
    Debt assumed for rental properties                                    26,289                --           10,445
    Capitalized lease obligations for rental properties .                     --                --           10,605
    Property acquired through the exchange of similar property                --                --            7,700
    Common stock issued as unearned compensation, net                      3,188                --              720
    Property acquired (sold) in satisfaction of note receivable            1,338            (8,614)           4,400
    Issuance of partnership units for rental properties .                  4,612             3,564               --
    Notes receivable reclassified to advances to affiliate                11,210                --               --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a. BUSINESS: Sun Communities, Inc. (the "Company") is a real estate investment trust ("REIT") which owns and operates or finances 116 manufactured housing communities located in 15 states concentrated principally in the Midwest and Southeast comprising approximately 40,544 developed sites and approximately 4,385 sites suitable for development.

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

      b. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership"). The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the 20.2 million OP Units outstanding at December 31, 2001, the Company owns
            17.6 million or 87.1 percent. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

            Included in minority interests at December 31, 2001 and 2000 are 2 million Series A Perpetual Preferred OP Units ("PPOP Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of
            8.875 percent. The PPOP Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into preferred stock under certain circumstances.

            The terms of the 1.3 million Preferred OP Units ("POP Units") also included in minority interests and issued at $27 were renegotiated effective December 31, 2001. The conversion price increased to at least $68 per unit and the annual coupon rate was decreased from 9.0 percent to 7.0 percent for the first two years followed by a variable rate ranging from 6.5 percent to 8.5 percent with mandatory redemption on January 2, 2014.

            An additional $8.2 million of POP units are included in minority interests at December 31, 2001 with dividends at rates ranging from
            6.85 percent to 9.19 percent and maturing between 2003 and 2012.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      c. RENTAL PROPERTY: Rental property is recorded at cost, less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances such as recent operating results, expected net operating cash flow and plans for future operations indicate that full asset recoverability is questionable. Recoverability of these assets is measured by a comparison of the carrying amount of such assets to the future undiscounted net cash flows expected to be generated by the assets. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis.

            In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact from the adoption of this standard.

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

      e. NOTES RECEIVABLE: The Company evaluates the recoverability of its notes receivable whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loan is then measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      f. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") provides home sales and other services to current and prospective tenants. Through the Operating Partnership, the Company owns one hundred percent (100%) of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

            Bingham Financial Services Corporation ("BFSC") was formed by Sun in 1997 in response to demand for financing from purchasers and residents in the Company's communities. As BFSC's business developed, its objectives and opportunities expanded and the Company concluded that its business could be operated and grown more effectively as a separate public entity. BFSC's initial public offering occurred in November 1997. The Company has continued to provide financial support to BFSC. In December 2001, the Company, through SHS, made a $15 million equity investment in a newly formed company Origen Financial, L.L.C., that will merge with Origen Financial, Inc., subsidiary of BFSC, as part of the recapitalization of BFSC. As a result of this equity investment, the Company will own approximately a thirty percent (30%) interest in the surviving company ("Origen"), which company will hold all of the operating assets of BFSC and its subsidiaries. BFSC owns approximately a twenty percent (20%) interest in Origen and the Company (together with the other investors in Origen) has the right to purchase its pro-rata share of BFSC's interest in Origen at fair value as determined by an independent nationally recognized investment banking firm's application of generally accepted valuation methodologies at any time between the third and fifth anniversaries of the closing date of the Company's investment in Origen. Coincident with the recapitalization of BFSC, Gary A. Shiffman, Sun's Chairman, Chief Executive Officer and President, invested on behalf of himself and his family $5 million in Origen and holds approximately a ten percent (10%) interest in Origen. An unrelated third party also invested $20 million all on the same terms as the Company and Mr. Shiffman. Mr. Shiffman and Arthur A. Weiss, the Company's legal counsel, are directors of BFSC and Sun and Mr. Shiffman currently serves as Chairman of both companies.

            Additionally, the Company (together with the unrelated third party) provides financing to Origen and is subject to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. This financing consists of a $21.25 million standby line of credit of which the Company's commitment is $12.5 million ($11.2 million was outstanding as of December 31, 2001), bearing interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11 percent and a maximum interest rate of 15 percent. This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by Bingham. Under the participation agreement, each lender participates pari passu in all proceeds from the line of credit, provided that, if additional funds in excess of $17.5 million are loaned to Origen and both lenders do not participate therein, such additional amounts funded will be subordinate in all respects to all indebtedness of Origen in which both lenders have participated.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      f.    INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED):

            Summarized combined financial information of the Company's equity investments presented before elimination of intercompany transactions follows:

                                                              2001                2000
                                                              ----                ----
                  Loans receivable, net ...........        $ 127,412            $     --
                  SHS assets ......................           35,545              14,364
                  Other assets ....................           30,580                  --
                                                           ---------            --------
                       Total assets ...............        $ 193,537            $ 14,364
                                                           =========            ========
                  Advances under

                     repurchase agreements ........        $ 105,564            $     --
                  Debt payable to the Company .....           39,729               7,242
                  Other liabilities ...............           29,592               7,657
                                                           ---------            --------
                       Total liabilities ..........          174,885              14,899
                  Equity (deficit) ................           18,652                (535)
                                                           ---------            --------
                       Total liabilities and equity        $ 193,537            $ 14,364
                                                           =========            ========

                  Revenues ........................        $  27,731(1)         $ 24,500
                  Expenses ........................           28,788(1)           25,539
                                                           ---------            --------
                  Net loss ........................        $  (1,057)           $ (1,039)
                                                           =========            ========

      (1) Includes Origen's financial data for the period from December 19, 2001 to December 31, 2001.

g. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute.

h. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of financial instruments which includes cash and cash investments, mortgages and notes receivable and debt approximates fair value. Fair values have been determined through information obtained from market sources and management estimates.

i. RECLASSIFICATIONS: Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

2.    RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                                          AT DECEMBER 31
                                                                          --------------
                                                                        2001         2000
                                                                        ----         ----
   Land........................................................       $ 82,326     $ 76,120
   Land improvements and buildings.............................        818,043      739,858
   Furniture, fixtures, and equipment .........................         20,700       17,498
   Land held for future development............................         16,810       12,042
   Property under development..................................         15,777       21,859
                                                                      --------     --------
                                                                       953,656      867,377
        Less accumulated depreciation..........................       (140,322)    (115,557)
                                                                      --------     --------
                                                                      $813,334     $751,820
                                                                      ========     ========

      Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 2001 and 2000 are net carrying amounts related to capitalized leases of $28.6 million and $39.7 million, respectively.

      During 2001, the Company acquired five communities comprising 2,332 developed sites for $55.8 million and two development communities comprising 1,273 sites, for $4.3 million. During 2000, the Company acquired three manufactured housing communities comprising 659 developed sites for $21.1 million. These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2001, in conjunction with a 1993 acquisition, the Company is obligated to issue $8.2 million of OP Units through 2009 based on the per share market value of the Company's stock on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

3.    NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                               AT DECEMBER 31
                                                                                               --------------
                                                                                            2001            2000
                                                                                            ----            ----
         Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately LIBOR
             + 3.0%, maturing at various dates from January 2002 through June 2012,
             substantially collateralized by manufactured home communities ........        $ 77,424        $ 71,775

         Installment loans on manufactured homes with interest
             payable monthly at a weighted average interest rate
             and maturity of 8.5% and 20 years, respectively ......................          13,474          32,426

         Other receivables ........................................................          14,495          12,299

         BFSC related receivables .................................................              --          39,849
                                                                                           --------        --------

                                                                                           $105,393        $156,349
                                                                                           ========        ========

      At December 31, 2001, the maturities of mortgage notes and other receivables are approximately as follows: 2002 - $40.7 million; 2003 - $13.1 million; 2004 - $3.5 million; 2005 and after - $20.1 million.

      Officers' notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 364,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. Interest income of $0.9 million, $0.9 million and $0.8 million has been recognized in 2001, 2000 and 1999, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

4.    DEBT (AMOUNTS IN THOUSANDS):

                                                                                         AT DECEMBER 31
                                                                                         --------------
                                                                                      2001            2000
                                                                                      ----            ----
         Collateralized term loan, interest at 7.01%, due September 9, 2007        $ 42,820        $ 43,393
         Senior notes, interest at 7.625%, due May 1, 2003 ................          85,000          85,000
         Senior notes, interest at 6.97%, due December 3, 2007 ............          35,000          35,000
         Senior notes, interest at 8.20%, due August 15, 2008 .............         100,000         100,000
         Senior notes, interest at 6.77%, due May 14, 2015,
             callable/redeemable May 16, 2005 .............................          65,000          65,000
         Senior notes, interest at 7.375%, paid in May 1, 2001 ............              --          65,000
         Capitalized lease obligations, interest at 6.1%,
             due through December 2003 ....................................          26,045          36,009
         Mortgage notes, other ............................................          48,333          23,106
                                                                                   --------        --------

                                                                                   $402,198        $452,508
                                                                                   ========        ========

   The Company has a $150 million unsecured line of credit at LIBOR plus 1.0% maturing in January 2003, of which $57 million was available at December 31, 2001. The average interest rate of outstanding borrowings at December 31, 2001 was 3.22%.

   The term loan is collateralized by seven communities comprising approximately 3,400 sites. The capitalized lease obligations and mortgage notes are collateralized by eleven communities comprising approximately 4,440 sites. At the lease expiration date of the capitalized leases the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. Annual payments under these capitalized lease obligations are $2.1 million in 2002 and $0.8 million in 2003.

   At December 31, 2001, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2002 - $17.6 million; 2003 - $86.7 million; 2004 - $12.2 million; 2005 - $1.6 million; and
   2006 - $7.9 million.

   The Company is the guarantor of $23.2 million in personal bank loans maturing in 2004, made to directors, employees and consultants to purchase Company common stock and OP Units pursuant to the Company's Stock Purchase Plan. No compensation expense was recognized in respect to the guarantees as the fair value thereof was not material nor have there been any defaults.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
DECEMBER 31, 2001, 2000 AND 1999

5.    STOCK OPTIONS):

      Data pertaining to stock option plans are as follows:

                                                      2001               2000             1999
                                                      ----               ----             ----
         Options outstanding, January 1 .            1,109,250           1,121,000        1,055,600
         Options granted ................              137,900              17,500          102,000
         Option price ...................        $27.03-$32.81              $35.37    $30.03-$32.96
         Options exercised ..............               59,773              16,667           35,099
         Option price ...................        $22.75-$33.75       $28.64-$30.03    $22.75-$33.75
         Options forfeited ..............               96,583              12,583            1,501
         Option price ...................        $27.03-$33.82       $30.03-$33.75           $33.75
         Options outstanding, December 31            1,090,794(a)        1,109,250        1,121,000
         Option price ...................           $20-$35.39          $20-$35.39       $20-$35.39
         Options exercisable, December 31              823,227(a)          827,329          709,811


(a) There are 365,675 and 279,409 options outstanding and exercisable, respectively, which range from $20.00 - $27.99 with a weighted average life of 5.1 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $24.33 and $23.50, respectively. There are 725,119 and 543,868 options outstanding and exercisable, respectively, which range from $28.00 - $35.39 with a weighted average life of 4.3 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.89 and $30.24, respectively.

      At December 31, 2001, 369,764 shares of common stock were available for the granting of options. Stock option plans originally provided for the grant of up to 2,117,000 options. Options are granted at fair value and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan in 1997 for certain employees granting 168,000 options, which become exercisable in equal installments in 2002-2004.

      The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

                                                                                 2001             2000             1999
                                                                                 ----             ----             ----
         Estimated fair value per share of options granted during year        $   6.19         $   2.43         $   2.43

         Assumptions:
         Annualized dividend yield ...................................             5.9%             7.1%             7.1%
         Common stock price volatility ...............................            16.4%            15.3%            15.3%
         Risk-free rate of return ....................................             5.3%             6.4%             6.4%
         Expected option term (in years) .............................               4                6                6

      If compensation cost for stock option grants had been recognized based on the fair value at the grant date, this would have resulted in net income of $33.6 million, $33.1 million and $28.8 million and basic net income per share of $1.95, $1.91and $1.68 in 2001, 2000 and 1999, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

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

      In March 2001 and December 1999, the Company issued additional restricted stock awards of 99,422 at $33.00 per share and 24,750 at $30.00 per share respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for all restricted stock awards was $0.9 million, $0.7 million and $0.6 million in 2001, 2000 and 1999, respectively.

7.    OTHER INCOME (AMOUNTS IN THOUSANDS):

      The components of other income are as follows for the years ended December 31, 2001, 2000 and 1999:

                                        2001           2000          1999
                                        ----           ----          ----
         Interest income .....        $10,706        $ 9,385        $6,345
         Income from affiliate            131            607         1,726
         Other income ........          3,695          4,113         1,459
                                      -------        -------        ------
                                      $14,532        $14,105        $9,530
                                      =======        =======        ======

8.    INCOME TAXES (AMOUNTS IN THOUSANDS):

      The Company has elected to be taxed as a real estate investment trust ("REIT") as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company's gross income in any year must be derived from qualifying sources.

      As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders. REIT's are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

8. INCOME TAXES (CONTINUED)(AMOUNTS IN THOUSANDS):

   Dividend payout on taxable income available to common stockholders:

                                                              2001             2000             1999
                                                              ----             ----             ----
         Taxable income available to
           common stockholders .....................        $ 13,149         $ 14,683         $ 14,681
         Less tax gain on disposition of properties             (175)             (13)          (5,943)
                                                            --------         --------         --------
         Taxable operating income available to
           common stockholders .....................        $ 12,974         $ 14,670         $  8,738
                                                            ========         ========         ========

         Total dividends paid to common stockholders        $ 38,161         $ 36,717         $ 35,009
                                                            ========         ========         ========


      For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2001, 2000 and 1999, distributions paid per share were taxable as follows:

                                           2001                            2000                            1999
                                           ----                            ----                            ----
                                   AMOUNT        PERCENTAGE       AMOUNT         PERCENTAGE        AMOUNT        PERCENTAGE
                                   ------        ----------       ------         ----------        ------        ----------
         Ordinary income .        $  1.38            63.1%        $  1.30            62.0%        $  1.29            64.0%
         Return of capital            .80            36.9             .80            38.0             .39            19.4
         Capital gains ...             --              --              --              --             .28            13.6
         Unrecaptured
         SEC. 1250 gain ..             --              --              --              --             .06             3.0
                                  -------         -------         -------         -------         -------         -------
                                  $  2.18           100.0%        $  2.10           100.0%        $  2.02           100.0%
                                  =======         =======         =======         =======         =======         =======

9.    EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                                 2001           2000           1999
                                                                 ----           ----           ----
         Earnings used for basic and diluted earnings
           per share computation ......................        $33,910        $33,294        $29,089
                                                               =======        =======        =======

         Total shares used for basic earnings per share         17,258         17,304         17,191
         Dilutive securities:
           Stock options and other ....................            182             86            152
                                                               -------        -------        -------
         Total weighted average shares used for diluted
           earnings per share computation .............         17,440         17,390         17,343
                                                               =======        =======        =======

      Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

10.   QUARTERLY FINANCIAL DATA (UNAUDITED):

      The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                           FIRST           SECOND         THIRD          FOURTH
                                                           QUARTER         QUARTER       QUARTER         QUARTER
                                                           MARCH 31        JUNE 30       SEPT. 30        DEC. 31
                                                           --------        -------       --------        -------
         2001
         Total revenues ............................        $39,091        $38,148        $38,309        $38,006
         Operating income (a) ......................        $27,498        $26,987        $26,553        $26,465
         Income before other, net and allocation
           to minority interests ...................        $11,264        $10,885        $11,149        $ 9,673
         Net income (b) ............................        $11,104        $ 8,320        $ 7,877        $ 6,609
         Weighted average common shares outstanding          17,365         17,203         17,210         17,256
         Earnings per common share-basic ...........        $  0.64        $  0.48        $  0.46        $  0.38

                                                            FIRST           SECOND        THIRD          FOURTH
                                                           QUARTER         QUARTER       QUARTER         QUARTER
                                                           MARCH 31        JUNE 30       SEPT. 30        DEC. 31
                                                           --------        -------       --------        -------
         2000
         Total revenues ............................        $36,033        $36,064        $37,013        $37,435
         Operating income (a) ......................        $24,823        $25,380        $25,549        $26,073
         Income before other, net and allocation
           to minority interests ...................        $10,430        $10,396        $10,200        $10,477
         Net income (b) ............................        $ 7,357        $ 7,305        $11,117        $ 7,515
         Weighted average common shares outstanding          17,286         17,310         17,312         17,308
         Earnings per common share-basic ...........        $  0.43        $  0.42        $  0.64        $  0.43

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

(b) Net income includes net gains on the disposition of properties of $3,517 in the first quarter of 2001, $758 in the second quarter of 2001, $4,619 in the third quarter of 2000 and $182 in the fourth quarter of 2000.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED                 SCHEDULE III
DECEMBER 31, 2001

(AMOUNT IN THOUSANDS)                                                                         COST CAPITALIZED
                                                                                                SUBSEQUENT TO
                                                                       INITIAL COST              ACQUISITION
                                                                        TO COMPANY               IMPROVEMENTS
                                                                    --------------------     ---------------------
                                                                                BUILDING                  BUILDING
                                                                                  AND                       AND
PROPERTY NAME                       LOCATION         ENCUMBRANCE      LAND      FIXTURES      LAND        FIXTURES
-------------                       --------         -----------      ----      --------      ----        --------
Academy/Westpoint               Canton, MI                   -      $ 1,485     $ 14,278           -          $ 34
Allendale                       Allendale, MI                -          372        3,684           -         3,542
Alpine                          Grand Rapids, MI             -          729        6,692           -         3,431
Apple Creek                     Amelia, OH              (3)             543        5,480           -            70
Arbor Terrace                   Brandenton, FL               -          481        4,410           -           275
Ariana Village                  Lakeland, FL                 -          240        2,195           -           467
Autumn Ridge                    Ankeny, IO                   -          890        8,054           -           776
Bedford Hills                   Battle Creek, MI        (1)           1,265       11,562           -           385
Bell Crossing                   Clarksville, TN              -          717        1,916           -         2,796
Bonita Lake                     Bonita Springs, FL           -          285        2,641           -           166
Boulder Ridge                   Pflugerville, TX             -        1,000          500     $ 3,324        11,890
Branch Creek                    Austin, TX                   -          796        3,716           -         4,419
Brentwood                       Kentwood, MI                 -          385        3,592           -           214
Byrne Hill Village              Toledo, OH                   -          383        3,903           -           168
Brookside Village               Goshen, IN                   -          260        1,080         386         7,236
Buttonwood Bay                  Sebring, IN             13,789(8)     1,952       18,294           -             -
Byron Center                    Byron Center, MI             -          253        2,402           -           143
Country Acres                   Cadillac, MI                 -          380        3,495           -           220
Candlewick Court                Owosso, MI                   -          125        1,900         132         1,026
Carrington Pointe               Ft. Wayne, IN                -        1,076        3,632           -         3,787
Casa Del Valle                  Alamo, TX                    -          246        2,316           -           373
Catalina                        Middletown, OH               -          653        5,858           -           713
Candlelight Village             Chicago Heights, IL          -          600        5,623           -           550
Chisholm Point                  Pflugerville, TX             -          609        5,286           -         1,775
Clearwater Village              South Bend, IN               -           80        1,270          61         1,838
Country Meadows                 Flat Rock, MI                -          924        7,583         296         9,284
Continental North               Davison, MI                  -        (7)         (7)              -         3,555
Cobus Green                     Elkhart, IN                  -          762        7,037           -           609
College Park Estates            Canton, MI                   -           75          800         174         4,627
Continental Estates             Davison, MI                  -        1,625       16,581         150         1,299
Countryside Village             Perry, MI               (1)             275        3,920         185         1,990
Creekwood Meadows               Burton, MI                   -          808        2,043         404         6,317
Cutler Estates                  Grand Rapids, MI        (1)             749        6,941           -           233

(AMOUNT IN THOUSANDS)
                                                         GROSS AMOUNT
                                                          CARRIED AT
                                                       DECEMBER 31, 2001
                                                     ---------------------
                                                                  BUILDING                                      DATE OF
                                                                    AND                      ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                       LOCATION          LAND        FIXTURES       TOTAL       DEPRECIATION     ACQUISITION (A)
-------------                       --------          ----        --------       -----       ------------     ---------------
Academy/Westpoint               Canton, MI           $ 1,485      $ 14,312     $ 15,797          $ 721            2000(A)
Allendale                       Allendale, MI            372         7,226        7,598          1,151            1996(A)
Alpine                          Grand Rapids, MI         729        10,123       10,852          1,569            1996(A)
Apple Creek                     Amelia, OH               543         5,550        6,093            436            1999(A)
Arbor Terrace                   Brandenton, FL           481         4,685        5,166            883            1996(A)
Ariana Village                  Lakeland, FL             240         2,662        2,902            653            1994(A)
Autumn Ridge                    Ankeny, IO               890         8,830        9,720          1,588            1996(A)
Bedford Hills                   Battle Creek, MI       1,265        11,947       13,212          2,227            1996(A)
Bell Crossing                   Clarksville, TN          717         4,712        5,429            256            1999(A)
Bonita Lake                     Bonita Springs, FL       285         2,807        3,092            522            1996(A)
Boulder Ridge                   Pflugerville, TX       4,324        12,390       16,714          1,144            1998(C)
Branch Creek                    Austin, TX               796         8,135        8,931          1,401            1995(A)
Brentwood                       Kentwood, MI             385         3,806        4,191            728            1996(A)
Byrne Hill Village              Toledo, OH               383         4,071        4,454            354            1999(A)
Brookside Village               Goshen, IN               646         8,316        8,962          1,563            1985(A)
Buttonwood Bay                  Sebring, IN            1,952        18,294       20,246            296            2001(A)
Byron Center                    Byron Center, MI         253         2,545        2,798            492            1996(A)
Country Acres                   Cadillac, MI             380         3,715        4,095            680            1996(A)
Candlewick Court                Owosso, MI               257         2,926        3,183            778            1985(A)
Carrington Pointe               Ft. Wayne, IN          1,076         7,419        8,495            889            1997(A)
Casa Del Valle                  Alamo, TX                246         2,689        2,935            437            1997(A)
Catalina                        Middletown, OH           653         6,571        7,224          1,753            1993(A)
Candlelight Village             Chicago Heights, IL      600         6,173        6,773          1,149            1996(A)
Chisholm Point                  Pflugerville, TX         609         7,061        7,670          1,398            1995(A)
Clearwater Village              South Bend, IN           141         3,108        3,249            689            1986(A)
Country Meadows                 Flat Rock, MI          1,220        16,867       18,087          3,385            1994(A)
Continental North               Davison, MI                -         3,555        3,555            225            1996(A)
Cobus Green                     Elkhart, IN              762         7,646        8,408          2,051            1993(A)
College Park Estates            Canton, MI               249         5,427        5,676          1,310            1978(A)
Continental Estates             Davison, MI            1,775        17,880       19,655          3,391            1996(A)
Countryside Village             Perry, MI                460         5,910        6,370          1,429            1987(A)
Creekwood Meadows               Burton, MI             1,212         8,360        9,572            924            1997(C)
Cutler Estates                  Grand Rapids, MI         749         7,174        7,923          1,337            1996(A)

(AMOUNT IN THOUSANDS)                                                                           COST CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                                         INITIAL COST              ACQUISITION
                                                                          TO COMPANY               IMPROVEMENTS
                                                                      --------------------     ---------------------
                                                                                  BUILDING                  BUILDING
                                                                                    AND                       AND
PROPERTY NAME                       LOCATION           ENCUMBRANCE      LAND      FIXTURES      LAND        FIXTURES
-------------                       --------           -----------      ----      --------      ----        --------
Davison East                    Davison, MI                             (7)         (7)              -             -
Deerfield Run                   Anderson, MI               1,700          990        1,607           -         2,555
Desert View Village             West Wendover, NV              -        1,180            -         423         5,035
Eagle Crest                     Firestone, CO                  -        4,073          150         197        11,740
Edwardsville                    Edwardsville, KS          (1)             425        8,805         541         2,398
Fisherman's Cove                Flint, MI                      -          380        3,438           -           454
Forest Meadows                  Philomath, OR                  -        1,031        2,064           -            85
Four Seasons                    Elkhart, IN                    -          500        4,813           -            23
Goldcoaster                     Homestead, FL                  -          446        4,234         155         1,709
Grand                           Grand Rapids, MI               -          374        3,587           -           158
Groves                          Ft. Meyers, FL                 -          249        2,396           -           527
Hamlin                          Webberville, MI                -          125        1,675         536         1,849
Holly Forest                    Holly Hill, FL                 -          920        8,376           -           291
Holiday Village                 Elkhart, IN                    -          100        3,207         143         1,148
Indian Creek                    Ft. Meyers Beach, FL           -        3,832       34,660           -           976
Island Lake                     Merritt Island, FL             -          700        6,431           -           269
King's Court                    Traverse City, MI              -        1,473       13,782           -         1,291
Kensington Meadows              Lansing, MI                    -          250        2,699           -         3,457
King's Lake                     Debary, FL                     -          280        2,542           -         2,131
Knollwood Estates               Allendale, MI             (4)             400        4,101           -             -
King's Pointe                   Winter Haven, FL               -          262        2,359           -           431
Kenwood                         La Feria, TX                   -          145        1,857           -             3
Lafayette Place                 Warren, MI                     -          669        5,979           -           683
Lake Juliana                    Auburndale, FL                 -          335        2,848           -           772
Leesburg Landing                Leesburg, FL                   -           50          429         921           394
Liberty Farms                   Valparaiso, IN                 -           66        1,201         116         1,834
Lincoln Estates                 Holland, MI                    -          455        4,201           -           284
Lake San Marino                 Naples, FL                     -          650        5,760           -           371
Maple Grove Estates             Dorr, MI                       -           15          210          19           280
Meadowbrook Village             Tampa, FL                      -          519        4,728           -           351
Meadowbrook Estates             Monroe, MI                     -          431        3,320         379         5,808
Meadow Lake Estates             White Lake, MI                 -        1,188       11,498         126         1,688
Meadows                         Nappanee, IN                   -          287        2,300           -         2,281

(AMOUNT IN THOUSANDS)
                                                           GROSS AMOUNT
                                                            CARRIED AT
                                                         DECEMBER 31, 2001
                                                       ---------------------
                                                                    BUILDING                                      DATE OF
                                                                      AND                      ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                       LOCATION            LAND        FIXTURES       TOTAL       DEPRECIATION     ACQUISITION (A)
-------------                       --------            ----        --------       -----       ------------     ---------------
Davison East                    Davison, MI                  -             -            -              -            1996(A)
Deerfield Run                   Anderson, MI               990         4,162        5,152            240            1999(A)
Desert View Village             West Wendover, NV        1,603         5,035        6,638            236            1998(C)
Eagle Crest                     Firestone, CO            4,270        11,890       16,160            194            1998(C)
Edwardsville                    Edwardsville, KS           966        11,203       12,169          2,824            1987(A)
Fisherman's Cove                Flint, MI                  380         3,892        4,272          1,037            1993(A)
Forest Meadows                  Philomath, OR            1,031         2,149        3,180            167            1999(A)
Four Seasons                    Elkhart, IN                500         4,836        5,336            247            2000(A)
Goldcoaster                     Homestead, FL              601         5,943        6,544            833            1997(A)
Grand                           Grand Rapids, MI           374         3,745        4,119            581            1996(A)
Groves                          Ft. Meyers, FL             249         2,923        3,172            546            1997(A)
Hamlin                          Webberville, MI            661         3,524        4,185            648            1984(A)
Holly Forest                    Holly Hill, FL             920         8,667        9,587          1,310            1997(A)
Holiday Village                 Elkhart, IN                243         4,355        4,598          1,173            1986(A)
Indian Creek                    Ft. Meyers Beach, FL     3,832        35,636       39,468          6,763            1996(A)
Island Lake                     Merritt Island, FL         700         6,700        7,400          1,472            1995(A)
King's Court                    Traverse City, MI        1,473        15,073       16,546          2,785            1996(A)
Kensington Meadows              Lansing, MI                250         6,156        6,406          1,047            1995(A)
King's Lake                     Debary, FL                 280         4,673        4,953            953            1994(A)
Knollwood Estates               Allendale, MI              400         4,101        4,501             67            2001(A)
King's Pointe                   Winter Haven, FL           262         2,790        3,052            694            1994(A)
Kenwood                         La Feria, TX               145         1,860        2,005            156            1999(A)
Lafayette Place                 Warren, MI                 669         6,662        7,331            797            1998(A)
Lake Juliana                    Auburndale, FL             335         3,620        3,955            865            1994(A)
Leesburg Landing                Leesburg, FL               971           823        1,794            147            1996(A)
Liberty Farms                   Valparaiso, IN             182         3,035        3,217            764            1985(A)
Lincoln Estates                 Holland, MI                455         4,485        4,940            844            1996(A)
Lake San Marino                 Naples, FL                 650         6,131        6,781          1,160            1996(A)
Maple Grove Estates             Dorr, MI                    34           490          524            126            1979(A)
Meadowbrook Village             Tampa, FL                  519         5,079        5,598          1,338            1994(A)
Meadowbrook Estates             Monroe, MI                 810         9,128        9,938          2,382            1986(A)
Meadow Lake Estates             White Lake, MI           1,314        13,186       14,500          3,396            1994(A)
Meadows                         Nappanee, IN               287         4,581        4,868          1,113            1987(A)

(AMOUNT IN THOUSANDS)                                                                           COST CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                                         INITIAL COST              ACQUISITION
                                                                          TO COMPANY               IMPROVEMENTS
                                                                      --------------------     ---------------------
                                                                                  BUILDING                  BUILDING
                                                                                    AND                       AND
PROPERTY NAME                       LOCATION           ENCUMBRANCE      LAND      FIXTURES      LAND        FIXTURES
-------------                       --------           -----------      ----      --------      ----        --------
Meadowstream Village            Sodus, MI                      -          100        1,175         109         1,357
Maplewood Mobile                Lawrence, IN                   -          280        2,122           -           802
North Point Estates             Pueblo, CO                     -        1,582        3,027           -             -
Oakwood Village                 Miamisburg, OH                 -        1,964        6,401           -         5,640
Orange Tree                     Orange City, FL                -          283        2,530          15           714
Orchard Lake                    Milford, OH               (3)             395        4,025           -             6
Paradise                        Chicago Heights, IL            -          723        6,638           -           517
Pecan Branch                    Georgetown, TX                 -        1,379            -         331         3,291
Pine Hills                      Middlebury, IN                 -           72          544          60         1,681
Pin Oak Parc                    St. Louis, MO                  -        1,038        3,250         467         4,564
Pine Ridge                      Petersburg, VA                 -          405        2,397           -         1,189
Presidential                    Hudsonville, MI                -          680        6,314           -         1,105
Parkwood Mobile                 Grand Blanc, MI                -          477        4,279           -           670
Richmond                        Richmond, MI                   -          501        2,040           -           336
Roxbury                         Goshen, IN                     -        1,058        9,974           -             -
Royal Country                   Miami, FL                 (1)           2,290       20,758           -           691
River Haven                     Grand Haven, MI           (4)           1,800       17,121           -             -
Saddle Oak Club                 Ocala, FL                      -          730        6,743           -           623
Scio Farms                      Ann Arbor, MI                  -        2,300       22,659           -         3,445
Sherman Oaks                    Jackson, FL               (1)             200        2,400         240         3,930
Siesta Bay                      Ft. Meyers Beach, FL           -        2,051       18,549           -           602
Silver Star                     Orlando, FL                    -        1,022        9,306           -           367
Southfork                       Belton, MO                     -        1,000        9,011           -         1,093
Sunset Ridge                    Portland, MI                   -        2,044            -           -         7,241
St. Clair Place                 St. Clair, MI                  -          501        2,029           -           329
Stonebridge                     Richfield Twp., MI         1,119        2,044            -         180         1,725
Snow to Sun                     Weslaco, TX                   93          190        2,143          15           771
Sun Villa                       Reno, NV                   6,756        2,385       11,773           -           759
Timber Ridge                    Ft. Collins, CO                -          990        9,231           -           772
Timberbrook                     Bristol, IN               (1)             490        3,400         101         4,800
Timberline Estates              Grand Rapids, MI               -          536        4,867           -           569
Town and Country                Traverse City, MI              -          406        3,736           -           214
Valley Brook                    Indianapolis, IN               -          150        3,500       1,277         8,726

(AMOUNT IN THOUSANDS)
                                                         GROSS AMOUNT
                                                          CARRIED AT
                                                       DECEMBER 31, 2001
                                                      --------------------
                                                                  BUILDING                                      DATE OF
                                                                    AND                      ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                       LOCATION          LAND        FIXTURES       TOTAL       DEPRECIATION     ACQUISITION (A)
-------------                       --------          ----        --------       -----       ------------     ---------------
Meadowstream Village            Sodus, MI                209         2,532        2,741            652            1984(A)
Maplewood Mobile                Lawrence, IN             280         2,924        3,204            746            1989(A)
North Point Estates             Pueblo, CO             1,582         3,027        4,609             59            2001(C)
Oakwood Village                 Miamisburg, OH         1,964        12,041       14,005          1,139            1998(A)
Orange Tree                     Orange City, FL          298         3,244        3,542            747            1994(A)
Orchard Lake                    Milford, OH              395         4,031        4,426            361            1999(A)
Paradise                        Chicago Heights, IL      723         7,155        7,878          1,321            1996(A)
Pecan Branch                    Georgetown, TX         1,710         3,291        5,001             52            1999(C)
Pine Hills                      Middlebury, IN           132         2,225        2,357            550            1980(A)
Pin Oak Parc                    St. Louis, MO          1,505         7,814        9,319          1,342            1994(A)
Pine Ridge                      Petersburg, VA           405         3,586        3,991            918            1986(A)
Presidential                    Hudsonville, MI          680         7,419        8,099          1,368            1996(A)
Parkwood Mobile                 Grand Blanc, MI          477         4,949        5,426          1,288            1993(A)
Richmond                        Richmond, MI             501         2,376        2,877            292            1998(A)
Roxbury                         Goshen, IN             1,058         9,974       11,032            166            2001(A)
Royal Country                   Miami, FL              2,290        21,449       23,739          5,767            1994(A)
River Haven                     Grand Haven, MI        1,800        17,121       18,921            298            2001(A)
Saddle Oak Club                 Ocala, FL                730         7,366        8,096          1,767            1995(A)
Scio Farms                      Ann Arbor, MI          2,300        26,104       28,404          5,465            1995(A)
Sherman Oaks                    Jackson, FL              440         6,330        6,770          1,532            1986(A)
Siesta Bay                      Ft. Meyers Beach, FL   2,051        19,151       21,202          3,623            1996(A)
Silver Star                     Orlando, FL            1,022         9,673       10,695          1,815            1996(A)
Southfork                       Belton, MO             1,000        10,104       11,104          1,187            1997(A)
Sunset Ridge                    Portland, MI           2,044         7,241        9,285            130            1998(C)
St. Clair Place                 St. Clair, MI            501         2,358        2,859            345            1998(A)
Stonebridge                     Richfield Twp., MI     2,224         1,725        3,949              -            1998(C)
Snow to Sun                     Weslaco, TX              205         2,914        3,119            439            1997(A)
Sun Villa                       Reno, NV               2,385        12,532       14,917          1,426            1998(A)
Timber Ridge                    Ft. Collins, CO          990        10,003       10,993          1,859            1996(A)
Timberbrook                     Bristol, IN              591         8,200        8,791          2,026            1987(A)
Timberline Estates              Grand Rapids, MI         536         5,436        5,972          1,350            1994(A)
Town and Country                Traverse City, MI        406         3,950        4,356            754            1996(A)
Valley Brook                    Indianapolis, IN       1,427        12,226       13,653          2,880            1989(A)

(AMOUNT IN THOUSANDS)                                                                           COST CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                                         INITIAL COST              ACQUISITION
                                                                          TO COMPANY               IMPROVEMENTS
                                                                      --------------------     ---------------------
                                                                                  BUILDING                  BUILDING
                                                                                    AND                       AND
PROPERTY NAME                       LOCATION           ENCUMBRANCE      LAND      FIXTURES      LAND        FIXTURES
-------------                       --------           -----------      ----      --------      ----        --------
Village Trails                  Howard City, MI              183          988        1,472           -           658
Water Oak Country Club Est.     Lady Lake, FL                  -        2,503       17,478           -         3,281
Woodhaven Place                 Woodhaven, MI                  -          501        4,541           -           752
Woodland Park Estates           Eugene, OR                 7,545        1,593       14,398           -           264
Woodside Terrace                Holland, OH               (2)           1,064        9,625           -         1,413
West Glen Village               Indianapolis, IN               -        1,100       10,028           -           743
White Lake                      White Lake, MI                 -          673        6,179           -         3,535
White Oak                       Mt. Morris, MI                 -          782        7,245         112         3,350
Willowbrook                     Toledo, OH                (2)             781        7,054           -           367
Windham Hills                   Jackson, FL                    -        2,673        2,364           -         6,206
Woodlake Estates                Yoder, IN                      -          632        3,674           -         2,207
Woods Edge                      West Lafayette, IN             -          100        2,600           3         7,536
Worthington Arms                Delaware, OH                   -          376        2,624           -         1,107
Westbrook Senior                Toledo, OH                     -          355        3,295           -             -
Westbrook                       Toledo, OH                (2)           1,110       10,462           -           574
Corporate Headquarters          Farmington Hills, MI           -            -            -           -         6,030
                                                                      --------    ---------    --------     ---------
                                                                      $91,120     $ 628,922    $ 11,578     $ 222,036
                                                                      ========    =========    ========     =========

(AMOUNT IN THOUSANDS)
                                                             GROSS AMOUNT
                                                              CARRIED AT
                                                           DECEMBER 31, 2001
                                                         ---------------------
                                                                      BUILDING                                       DATE OF
                                                                        AND                       ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                       LOCATION              LAND        FIXTURES        TOTAL       DEPRECIATION     ACQUISITION (A)
-------------                       --------              ----        --------        -----       ------------     ---------------
Village Trails                  Howard City, MI              988         2,130         3,118            228            1998(A)
Water Oak Country Club Est.     Lady Lake, FL              2,503        20,759        23,262          5,315            1993(A)
Woodhaven Place                 Woodhaven, MI                501         5,293         5,794            635            1998(A)
Woodland Park Estates           Eugene, OR                 1,593        14,662        16,255          1,737            1998(A)
Woodside Terrace                Holland, OH                1,064        11,038        12,102          1,612            1997(A)
West Glen Village               Indianapolis, IN           1,100        10,771        11,871          2,665            1994(A)
White Lake                      White Lake, MI               673         9,714        10,387          1,197            1997(A)
White Oak                       Mt. Morris, MI               894        10,595        11,489          1,410            1997(A)
Willowbrook                     Toledo, OH                   781         7,421         8,202            873            1997(A)
Windham Hills                   Jackson, MI                2,673         8,570        11,243            734            1998(A)
Woodlake Estates                Yoder, IN                    632         5,881         6,513            573            1998(A)
Woods Edge                      West Lafayette, IN           103        10,136        10,239          1,592            1985(A)
Worthington Arms                Lewis Center, OH             376         3,731         4,107            982            1990(A)
Westbrook Senior                Toledo, OH                   355         3,295         3,650             55            2001(A)
Westbrook                       Toledo, OH                 1,110        11,036        12,146            921            1999(A)
Corporate Headquarters          Farmington Hills, MI           -         6,030         6,030          1,415            Various
                                                       ---------     ---------     ---------      ---------
                                                       $ 102,698(5)  $ 850,958(6)  $ 953,656      $ 140,322
                                                       =========     =========     =========      =========


(1)   These communities collaterize $42.8 million of secured debt.

(2) These communities are financed by $26 million of collaterized lease obligations.

(3)   These communities collaterize $4.7 million of secured debt.

(4)   These communities collaterize $12.4 million of secured debt.

(5) Includes $3.6 million of land in property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

(6) Includes $12.2 million of property under development in Footnote 2 "Rental Property" to the Company's Consolidated Financial Statements included elsewhere herein.

(7) The initial cost for this property is included in the initial cost reported for Continental Estates.

(8)   Mortgage paid in full in March 2002.

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2001
(AMOUNTS IN THOUSANDS)


The change in investment in real estate for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                     2001              2000              1999
                                                     ----              ----              ----
Balance, beginning of year ...............        $ 867,377         $ 847,696         $ 803,152
Community and land acquisitions, including
   immediate improvements ................           62,775            24,339            41,083
Community expansion and development ......           30,958            30,795            42,480
Improvements, other ......................            8,690             4,595             7,022
Dispositions and other ...................          (16,144)          (40,048)          (46,041)
                                                  ---------         ---------         ---------
Balance, end of year .....................        $ 953,656         $ 867,377         $ 847,696
                                                  =========         =========         =========

The change in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                     2001              2001              1999
                                                     ----              ----              ----
Balance, beginning of year ...............        $ 115,557         $  92,558         $  70,940
Depreciation for the period ..............           28,011            26,170            25,112
Dispositions and other ...................           (3,246)           (3,171)           (3,494)
                                                  ---------         ---------         ---------
Balance, end of year .....................        $ 140,322         $ 115,557         $  92,558
                                                  =========         =========         =========