Form 10-Q
period 2002-06-30
SUN COMMUNITIES INC
filed 2002-08-14
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   |X| Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

     |_| Transition pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                         COMMISSION FILE NUMBER 1-12616

                              SUN COMMUNITIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Maryland                                  38-2730780
       (State of Incorporation)             (I.R.S. Employer Identification No.)


        31700 Middlebelt Road                               48334
               Suite 145
      Farmington Hills, Michigan
(Address of Principal Executive Offices)                  (Zip Code)

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of July 31, 2002: 18,002,658

                              SUN COMMUNITIES, INC.

                                      INDEX



                                                                                                            PAGES
                                                                                                            -----

PART I

Item 1.         Financial Statements:

                Consolidated Balance Sheets as of June 30, 2002 and
                       December 31, 2001                                                                        3

                Consolidated Statements of Income for the Periods
                       Ended June 30, 2002 and 2001                                                             4

                Consolidated Statements of Cash Flows for the Six Months
                       Ended June 30, 2002 and 2001                                                             5

                Notes to Consolidated Financial Statements                                                   6-10


Item 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                  11-20



PART II
Item 4.         Submission of Matters to a Vote of Security Holders                                            21

Item 6.(a)      Exhibits required by Item 601 of Regulation S-K                                                21

Item 6.(b)      Reports on Form 8-K                                                                            21

                Signatures                                                                                     22

                Certification                                                                                  22

                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)

                               ASSETS                                         2002                 2001
                                                                        ---------------        -------------

Investment in rental property, net                                      $       865,009        $     813,334
Cash and cash equivalents                                                        11,080                4,587
Notes and other receivables                                                      82,190               91,372
Investment in and advances to affiliates                                         65,222               55,451
Other assets                                                                     33,657               29,705
                                                                        ---------------        -------------

                  Total assets                                          $     1,057,158        $     994,449
                                                                        ===============        =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        48,000        $      93,000
     Debt                                                                       496,109              402,198
     Accounts payable and accrued expenses                                       18,337               17,683
     Deposits and other liabilities                                               8,495                8,929
                                                                        ---------------        -------------

                    Total liabilities                                           570,941              521,810
                                                                        ---------------        -------------

Minority interests                                                              146,811              142,998
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 18,180 and 17,763 issued and
         outstanding for 2002 and 2001, respectively                                182                  178
     Paid-in capital                                                            413,674              399,789
     Officers' notes                                                            (10,846)             (11,004)
     Unearned compensation                                                       (6,483)              (6,999)
     Distributions in excess of accumulated earnings                            (50,737)             (45,939)
     Treasury stock, at cost, 202  shares                                        (6,384)              (6,384)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  339,406              329,641
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $     1,057,158        $     994,449
                                                                        ===============        =============

        The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                           For the Three Months             For the Six Months
                                                               Ended June 30,                  Ended June 30,
                                                           2002              2001           2002            2001
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     37,733      $    34,531     $    76,130     $    69,074
        Equity in income (loss) from affiliates                (960)             (27)         (1,182)            138
        Other income                                          2,288            3,559           4,796           7,860
                                                       ------------      -----------     -----------     -----------
                Total revenues                               39,061           38,063          79,744          77,072
                                                       ------------      -----------     -----------     -----------
Expenses:
        Property operating and maintenance                    7,717            6,933          15,888          14,295
        Real estate taxes                                     2,577            2,326           5,124           4,574
        Property management                                     557              652           1,315           1,436
        General and administrative                            1,151            1,200           2,470           2,342
        Depreciation and amortization                         9,355            8,167          18,468          15,972
        Interest                                              7,722            7,886          15,568          16,266
                                                       ------------      -----------     -----------     -----------
                Total expenses                               29,079           27,164          58,833          54,885
                                                       ------------      -----------     -----------     -----------
Income before gain from property dispositions,
    net and minority interests                                9,982           10,899          20,911          22,187
Gain from property dispositions, net                             --              758              --           4,275
                                                       ------------      -----------     -----------     -----------
Income before minority interest                               9,982           11,657          20,911          26,462
Less income allocated to minority interests:
        Preferred OP Units                                    1,947            2,041           3,866           4,017
        Common OP Units                                       1,033            1,284           2,209           2,988
                                                       ------------      -----------     -----------     -----------
Income from continuing operations                             7,002            8,332          14,836          19,457
Income (loss) from discontinued operations                       --              (12)            280             (33)
                                                       ------------      -----------     -----------     -----------
Net income                                             $      7,002      $     8,320     $    15,116     $    19,424
                                                       ============      ===========     ===========     ===========
Basic earning per share:
        Continuing operations                          $       0.40      $      0.48     $      0.85     $      1.12
        Discontinued operations                                  --               --            0.02              --
                                                       ------------      -----------     -----------     -----------
        Net income                                     $       0.40      $      0.48     $      0.87     $      1.12
                                                       ============      ===========     ===========     ===========
Diluted earnings per share:
        Continuing operations                          $       0.39      $      0.48     $      0.84     $      1.11
        Discontinued operations                                  --               --            0.02              --
                                                       ------------      -----------     -----------     -----------
        Net income                                     $       0.39      $      0.48     $      0.86     $      1.11
                                                       ============      ===========     ===========     ===========
Weighted average common shares outstanding:
        Basis                                                17,544           17,203          17,433          17,284
                                                       ============      ===========     ===========     ===========
        Diluted                                              17,788           17,375          17,661          17,433
                                                       ============      ===========     ===========     ===========
Distributions declared per common
    share outstanding                                  $       0.58      $      0.55     $      1.13     $      1.08
                                                       ============      ===========     ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                    2002               2001
                                                                               -------------       ------------
Cash flows from operating activities:
    Net income                                                                 $      15,116       $     19,424
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                          2,209              2,988
       Gain from property dispositions, net                                               --             (4,275)
       (Income) loss from discontinued operations                                       (280)                33
       Operating income included in discontinued operations                               11                 60
       Depreciation and amortization                                                  18,468             15,972
       Amortization of deferred financing costs                                          554                524
    (Increase) decrease in other assets                                               (5,334)               857
    Increase in accounts payable and other liabilities                                   220              3,751
                                                                               -------------       ------------
               Net cash provided by operating activities                              30,964             39,334
                                                                               -------------       ------------

Cash flows from investing activities:
    Investment in rental properties                                                  (58,479)           (41,376)
    Proceeds related to property dispositions                                          3,288             17,331
    Investment in and advances to affiliates                                         (10,296)            (3,300)
    Repayments of notes receivable, net                                                9,120             19,582
                                                                               -------------       ------------
               Net cash used in investing activities                                 (56,367)            (7,763)
                                                                               -------------       ------------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                   (45,000)            61,000
    Proceeds from notes payable and other debt                                       101,760                 --
    Repayments on notes payable and other debt                                       (14,662)           (75,514)
    Payments for deferred financing costs                                             (1,193)                --
    Proceeds from issuance of common stock                                            13,842                 --
    Treasury stock and operating partnership unit purchases, net                          --             (6,066)
    Distributions                                                                    (22,851)           (21,792)
                                                                               -------------       ------------
               Net cash provided by (used in) financing activities                    31,896            (42,372)
                                                                               -------------       ------------

Net increase (decrease) in cash and cash equivalents                                   6,493            (10,801)
Cash and cash equivalents, beginning of period                                         4,587             18,466
                                                                               -------------       ------------

Cash and cash equivalents, end of period                                       $      11,080       $      7,665
                                                                               =============       ============

Supplemental Information:
    Preferred OP Units issued for rental properties                            $       4,500       $      4,612
    Debt assumed for rental properties                                         $       6,813       $     12,500
    Restricted common stock issued as unearned
       compensation, net of cancellations                                      $          --       $      3,233

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

2.     INVESTMENTS IN AND ADVANCES TO AFFILIATES:

       Sun Home Services, Inc. ("SHS") provides home sales and other services to current and prospective tenants. Through the Sun Communities Operating Limited Partnership (the "Operating Partnership"), the Company owns one hundred percent (100%) of the outstanding preferred stock of SHS, and is entitled to ninety-five percent (95%) of the operating cash flow. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

       Through SHS, the Company owns approximately a thirty percent (30%) interest in Origen Financial LLC ("Origen"), which company holds all of the operating assets of Bingham Financial Services ("BFSC") and its subsidiaries. BFSC owns approximately a twenty percent (20%) interest in Origen and the Company (together with the other investors in Origen) has certain rights to purchase its pro-rata share of BFSC's interest in Origen at fair value.

       Additionally, in August 2002, the maximum availability under the secured line of credit provided to Origen by the Company and another unaffiliated lender was increased to $35 million until December 31, 2002, at which time the line of credit is due and payable in full. Pursuant to the terms of the participation agreement between the Company and the other lender, the Company is obligated to loan up to $20 million to Origen under the line of credit and the other lender is required to loan up to $15 million to Origen under the line of credit. The Company and the other lender participate pari-passu in the first $30 million advanced under the line of credit and any funds advanced to Origen in excess of $30 million will be subordinate in all respects to the first $30 million. As of August 12, 2002, approximately $13.5 million was advanced by the Company under its participation in the line of credit.

       As a result of the increased line of credit, the Company's aggregate investment in, and maximum advances to, Origen is $35 million ($15 million equity investment in the initial $40 million capitalization and up to $20 million of advances under the line of credit). For comparison purposes, as of June 30, 2001, the Company was the sole provider of up to $64 million of debt financing to BFSC, the predecessor to Origen. Consequently, although the Company was the sole provider of up to $64 million of credit in June 2001, the Company is now committed to contribute an aggregate of $35 million to Origen out of the total $75 million contributed to Origen in the form of equity investment ($40 million) and line of credit ($35 million).

       Also included in Investment in and advances to Affiliates is the Company's investment in and advances to SunChamp, a development entity comprising eleven new communities. The Company owns approximately seventeen percent (17%) of SunChamp at June 30, 2002.

       All of these investments are accounted for utilizing the equity method of accounting.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     RENTAL PROPERTY:

       The following summarizes rental property (in thousands):

                                                                                 June 30,         December 31,
                                                                                   2002               2001
                                                                              --------------    -----------------
              Land                                                            $      84,968      $        82,326
              Land improvements and buildings                                       866,127              818,043
              Furniture, fixtures, equipment                                         22,564               20,700
              Land held for future development                                       16,941               16,810
              Property under development                                             29,007               15,777
                                                                              -------------      ---------------
                                                                                  1,019,607              953,656
              Accumulated depreciation                                             (154,598)            (140,322)
                                                                              -------------      ---------------

              Rental property, net                                            $     865,009      $       813,334
                                                                              =============      ===============

       During the six months ended June 30, 2002, the Company acquired two communities totaling 889 sites for approximately $37 million.

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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                               June 30,      December 31,
                                                                                                 2002           2001
                                                                                             -----------    ------------
         Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
               LIBOR + 3.0%, maturing at various dates through June 2012,
               substantially collateralized by manufactured home communities.                $    53,892    $     63,403

         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
               and maturity of 8.3% and 19 years, respectively.                                   11,956          13,474

         Other receivables                                                                        16,342          14,495
                                                                                             -----------    ------------

                                                                                             $    82,190    $     91,372
                                                                                             ===========    ============

       At June 30, 2002, the maturities of mortgages and other notes receivables are approximately as follows: 2002-$0.7 million; 2003-$1.5 million; 2004-$18.1 million; 2006-and after $33.6 million.

       Officers' notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 362,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse.

5.     DEBT:

       The following table sets forth certain information regarding debt (in thousands):

                                                                                 June 30,         December 31,
                                                                                   2002               2001
                                                                            ----------------     -------------
        Collateralized term loan, at variable interest rate
          (2.5% at June 30, 2002) due May 2007,
          convertible to a 5 to 10 year fixed rate loan                      $       101,760     $          --
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                                      42,518            42,820
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000            85,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000            35,000
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000           100,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                             65,000            65,000
        Capitalized lease obligations, interest at 6.1%, due
           through December 2003                                                      25,735            26,045
        Mortgage notes, other                                                         41,096            48,333
                                                                             ---------------    --------------
                                                                             $       496,109    $      402,198
                                                                             ===============    ==============

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     DEBT, CONTINUED:

       On May 31, 2002, the Company closed on a $100.8 million collateralized debt facility with the proceeds applied to the line of credit.

       In July 2002, the Company refinanced its existing line of credit to an $85 million facility. The Company had $37 million of this refinanced facility available to borrow at June 30, 2002. Borrowings under the refinanced line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one year optional extension.


6.     OTHER INCOME:

       The components of other income are as follows for the periods ended June 30, 2002 and 2001 (in thousands):

                                                              For the Three Months             For the Six Months
                                                                  Ended June 30,                 Ended June 30,
                                                               2002           2001              2002         2001
                                                            -----------    ---------         ----------   ----------

                 Interest income                            $     1,571      $  2,668        $    3,418   $    6,121
                 Other income                                       717           891             1,378        1,739
                                                            -----------    ----------        ----------   ----------
                                                            $     2,288    $    3,559        $    4,796   $    7,860
                                                            ===========    ==========        ==========   ==========


7.   EARNINGS PER SHARE (IN THOUSANDS):

                                                                   For the Three Months           For the Six Months
                                                                      Ended June 30,                Ended June 30,
                                                                    2002          2001            2002          2001
                                                                 -----------   ---------       ----------    ----------

           Earnings (loss) used for basic and diluted
               earnings per share computation:
                         Continuing operations                    $   7,002     $  8,332       $   14,836    $   19,457
                                                                  =========     ========       ==========    ==========
                         Discontinued operations                  $      --     $    (12)      $      280    $      (33)
                                                                  =========     ========       ==========    ==========

           Total shares used for basic earnings
               per share                                             17,544       17,203           17,433        17,284
           Dilutive securities, principally
               stock options                                            244          172              228           149
                                                                  ---------     --------       ----------    ----------
           Total weighted average shares used for
               diluted earnings per share computation                17,788       17,375           17,661        17,433
                                                                  =========     ========       ==========    ==========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     EARNINGS PER SHARE (IN THOUSANDS) CONTINUED:

       Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

       The Company issued 316,000 shares of common stock at an average price of $41 raising $12.5 million in equity through June 30, 2002


8.     NEW ACCOUNTING PRONOUNCEMENTS:

       In May 2002, the FASB issued SFAS 145, Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three and six months ended June 30, 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 and 2001

For the three months ended June 30, 2002, income before gain from property dispositions, net and minority interests decreased by 8.4 percent from $10.9 million to $10.0 million, when compared to the three months ended June 30, 2001. The decrease was due to increased revenues of $1.0 million offset by increased expenses of $1.9 million as described in more detail below.

Income from property increased by $3.2 million from $34.5 million to $37.7 million, or 9.3 percent, due to acquisitions ($1.7 million) and rent increases and other community revenues ($1.5 million).

Income from affiliates decreased by $0.9 million to a loss of $0.9 million due to losses at affiliates caused principally by reduced new home sales and loan originations. Other income decreased by $1.3 million from $3.6 million to $2.3 million due primarily to a decrease in interest income.

Property operating and maintenance expenses increased by $0.8 million from $6.9 million to $7.7 million, or 11.3 percent, primarily due to acquisitions ($0.5 million).

Real estate taxes increased by $0.2 million from $2.3 million to $2.5 million due to acquisitions ($0.1 million) and changes in certain assessments.

Property management expenses remained constant at $0.6 million representing 1.5 percent and 1.9 percent of income from property in 2002 and 2001, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses remained constant at $1.2 million, representing 2.9 percent and 3.2 percent of total revenues in 2002 and 2001, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) increased by $0.1 million from $27.0 million to $27.1 million. EBITDA as a percent of revenues was 69.3 percent in 2002 compared to 70.8 percent in 2001.

Depreciation and amortization increased by $1.2 million from $8.2 million to $9.4 million, or 14.5 percent, due primarily to the net additional investment in rental properties.

Interest expense decreased by $0.2 million from $7.9 million to $7.7 million, or
2.1 percent, due primarily to decreasing rates on variable rate debt.

The three months ended June 30, 2001 also included a $0.8 million gain from property dispositions, net.

Comparison of the six months ended June 30, 2002 and 2001

For the six months ended June 30, 2002, income before gain from property dispositions, net and minority interests decreased by 5.7 percent from $22.2 million to $20.9 million, when compared to the six months ended June 30, 2001. The decrease was due to increased revenues of $2.7 million offset by increased expenses of $4.0 million as described in more detail below.

Income from property increased by $7.0 million from $69.1 million to $76.1 million, or 10.2 percent, due to acquisitions ($3.8 million) and rent increases and other community revenues ($3.2 million).

Income from affiliates decreased from $0.1 million to a loss of $1.2 million due to losses at affiliates caused principally by reduced new home sales and loan originations. Other income decreased by $3.1 million from $7.9 million to $4.8 million due primarily to a decrease in interest income.

Property operating and maintenance expenses increased by $1.6 million from $14.3 million to $15.9 million, or 11.1 percent, primarily due to acquisitions ($1.0 million).

Real estate taxes increased by $0.5 million from $4.6 million to $5.1 million due to acquisitions ($0.25 million) and changes in certain assessments.

Property management expenses decreased by $0.1 million from $1.4 million to $1.3 million representing 1.7 percent and 2.1 percent of income from property in 2002 and 2001, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses increased by $0.1 million from $2.4 million to $2.5 million, representing 3.1 percent and 3.0 percent of total revenues in 2002 and 2001, respectively.

EBITDA decreased by $0.5 million from $54.9 million to $54.4 million. EBITDA as a percent of revenues was 68.9 percent in 2002 compared to 70.6 percent in 2001.

Depreciation and amortization increased by $2.5 million from $16.0 million to $18.5 million, or 15.6 percent, due primarily to the net additional investment in rental properties.

Interest expense decreased by $0.7 million from $16.2 million to $15.5 million, or 4.3 percent, due primarily to decreasing rates on variable rate debt.

The six months ended June 30, 2001 also included a $4.3 million gain from property dispositions, net.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 2002 and 2001. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2001 and June 30, 2002. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, new development and acquisition communities.


                                                                   Same Property                       Total Portfolio
                                                            ----------------------------        -----------------------------
                                                                2002             2001               2002             2001
                                                            -----------       ----------        -----------       -----------

Income from property                                        $    64,779       $   61,809        $    76,130       $   69,074
                                                            -----------       ----------        -----------       ----------
Property operating expenses:
     Property operating and maintenance                          11,611           11,533             15,888           14,295
     Real estate taxes                                            4,766            4,492              5,124            4,574
                                                            -----------       ----------        -----------       ----------
     Property operating expenses                                 16,377           16,025             21,012           18,869
                                                            -----------       ----------        -----------       ----------

Property EBITDA                                             $    48,402       $   45,784        $    55,118       $   50,205
                                                            ===========       ==========        ===========       ==========

Number of operating properties                                      103              103                117              112
Developed sites                                                  36,677           36,291             41,405           39,010
Occupied sites                                                   33,687           33,812             37,816           36,087
Occupancy %                                                        93.9%(1)         95.4%(1)           93.1%(1)         94.5%(1)
Weighted average monthly rent per site                      $       312 (1)   $      298 (1)    $       310 (1)   $      296 (1)
Sites available for development                                   2,242            2,564              4,268            5,109
Sites planned for development in current year                        78              345                433              753

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $2.6 million from $45.8 million to $48.4 million, or 5.7 percent. Property revenues increased by $3.0 million from $61.8 million to $64.8 million, or 4.8 percent, due primarily to increases in rents including water and property tax pass through.

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

        The Company plans to invest approximately $25 to $30 million annually in developments consisting of expansions to existing communities and the development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Furthermore, the Company expects to invest in the range of $40 to $60 million in the acquisition of properties in 2002, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Cash and cash equivalents increased by $6.5 million to $11.1 million at June 30, 2002 compared to $4.6 million at December 31, 2001 because cash provided by operating activities and financing activities exceeded cash used in investing activities. Net cash provided by operating activities decreased by $8.4 million to $30.9 million for the six months ended June 30, 2002 compared to $39.3 million for the six months ended June 30, 2001. This decrease was primarily due to accounts payable and other liabilities decreasing by $3.5 million and other assets increasing by $6.2 million offset by an increase in income before minority interests, depreciation and amortization, gain from property dispositions, net and discontinued operations increasing by $1.3 million.

        The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Company's properties (the "Properties"); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Risk Factors" in the Company's Registration Statement on S-3, Amendment No. 1 (Registration No. 333-96769).

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

        On May 31, 2002, the Company closed on a $100.8 million collateralized five year variable rate (2.5% at June 30, 2002) debt facility which is convertible to a five to ten year fixed rate loan with the proceeds applied to the line of credit.

        In July 2002, the Company refinanced its existing line of credit to an $85 million facility which matures in July 2005, with a one year optional extension. At June 30, 2002, the average interest rate of outstanding borrowings under the line of credit was 2.84% with $48 million outstanding and $37 million available to be drawn under the refinanced facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at June 30, 2002.

        The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At June 30, 2002, the Company's outstanding contractual obligations were as follows:

                                                                                  PAYMENTS DUE BY PERIOD
                                                                                      (IN THOUSANDS)
                                                                 --------------------------------------------------------

CONTRACTUAL CASH OBLIGATIONS(1)                  TOTAL DUE       1 YEAR        2-3 YEARS       4-5 YEARS     AFTER 5 YEARS
                                                 ---------      --------       ---------       ---------     -------------

Line of credit                                   $ 48,000                                      $ 48,000
Collateralized term loan                           42,518        $    636       $ 1,413           1,625        $ 38,844
Collateralized term loan                          101,760                                       101,760
Senior notes                                      285,000          85,000                                       200,000 (2)
Mortgage notes, other                              41,096             834         9,179           9,312          21,771
Capitalized lease obligations                      25,735          15,996         9,739
Redeemable Preferred OP Units                      48,458                                         8,064          40,394
                                                 --------        --------       -------        --------        --------
                                                 $592,567        $102,466       $20,331        $168,761        $301,009
                                                 ========        ========       =======        ========        ========

        (1) The Company is the guarantor of $22.9 million in personal bank loans which is not reflected in the balance sheet, maturing in 2004, made to the Company's directors, employees and consultants for the purpose of purchasing shares of Company common stock or Operating Partnership OP Units pursuant to the Company's Stock Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due.

        (2) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2015 if the 10 year Treasury rate is less than 5.7 % on May 16, 2005. The maturity is reflected in the above table based on that assumption.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES, CONTINUED: The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, Operating Partnership unit redemptions and potential additional capital contributions to affiliates (see Footnote 2 INVESTMENTS IN AND ADVANCES TO AFFILIATES), through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. The Company has maintained investment grade ratings with Fitch ICBA, Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, $275.9 million from the sale of shares of its common stock (including 316,000 shares of common stock sold during the six months ended June 30, 2002 at an average price of $41 raising $12.5 million in equity), $93.3 million from the sale of OP units in the Operating Partnership and $532 million from the issuance of secured and unsecured debt securities. In addition, at June 30, 2002, eighty-six of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Risk Factors" in the Company's Registration Statement on S-3, Amendment No. 1 (Registration No. 333-96769). If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

        At June 30, 2002, the Company's debt to total market capitalization approximated 42.3 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 6.0 years and a weighted average interest rate of 6.0 percent.

        Capital expenditures for the six months ended June 30, 2002 and 2001 included recurring capital expenditures of $2.6 million and $1.9 million, respectively.

        Net cash used in investing activities increased by $48.6 million to $56.4 million compared to $7.8 million provided by investing activities for the six months ended June 30, 2001. This increase was due to a $17.1 million increase in rental property acquisition activities, repayments from financing notes receivable, net decreasing by $10.5 million, a $14.0 million decrease in proceeds related to property dispositions and an increase of $7.0 million in investment in and advances to affiliates.

        Net cash provided by financing activities increased by $74.3 million to $31.9 million from $42.4 million used in financing activities for the six months ended June 30, 2001. This increase was primarily due to proceeds from notes payable, net of deferred financing costs, of $100.5 million, a $60.9 million reduction of repayments on notes payable and other debt and proceeds from issuance of common stock increasing by $19.9 million including reduced treasury stock purchases, offset by a $106.0 million increase in repayments on line of credit, net.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for both basic and diluted purposes for the periods ended June 30, 2002 and 2001 (in thousands):

                                                           For the Three Months               For the Six Months
                                                               Ended June 30,                   Ended June 30,
                                                           2002             2001             2002            2001
                                                       ------------      -----------     -----------     -----------
Income from continuing operations                      $      7,002      $     8,332     $    14,836     $    19,457
FFO contributed by discontinued operations                       --               35              11              60
Deduct gain from property dispositions, net                      --             (758)             --          (4,275)
Add:
    Minority interest in earnings to
       common OP Unit holders                                 1,033            1,284           2,209           2,988

    Depreciation and amortization, net
       of corporate office depreciation                       9,283            8,092          18,324          15,822
                                                       ------------      -----------     -----------     -----------

Funds from operations                                  $     17,318      $    16,985     $    35,380     $    34,052
                                                       ============      ===========     ===========     ===========
Weighted average common shares OP
   Units outstanding used for basic per
       share/unit data                                       20,133           19,856          20,027          19,940
Dilutive securities:
       Stock options and awards                                 244              172             228             149
                                                       ------------      -----------     -----------     -----------
Weighted average common shares and OP
     Units used for diluted per share/unit data              20,377           20,028          20,255          20,089
                                                       ============      ===========     ===========     ===========
Common shares and OP Units at end of
     period                                                  20,568           20,145          20,568          20,145
                                                       ============      ===========     ===========     ===========

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER, CONTINUED:
Special Note Regarding Forward-Looking Statements

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "may", "will", "expect", "believe", "anticipate", "should", "estimate", and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are based upon current assumptions regarding the Company's operations, future results and prospects, and are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Please see the section entitled "Risk Factors" in the Company's S-3, Amendment No. 1 (Registration No. 333-96769) for a list of uncertainties and factors.

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

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER, CONTINUED:

Recent Accounting Pronouncements, continued:

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard generally are to be applied prospectively. The adoption of this statement requires all dispositions of properties to be disclosed as discontinued operations in the period in which they occur and prior periods to be reclassified to conform with the current period presentation. The Company sold one property in the first quarter, which has been presented accordingly. This implementation of the statement did not have any other material effect on the Company.

In May 2002, the FASB issued SFAS 145, Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections as of April 2002. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged, All provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

                              SUN COMMUNITIES, INC.

PART II

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2002, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

        (a) The election of two directors to serve until the 2005 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                                                         Votes Against        Abstentions or
                        Name                   Votes For                  or Withheld        Broker Non-Votes
                  ------------------         --------------           ------------------     ----------------
                  Ronald L. Piasecki           15,072,371                      0                  107,147
                  Gary A. Shiffman             12,985,088                      0                2,194,430



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

Dated: August 13, 2002



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




                                  CERTIFICATION

The undersigned officers hereby certify that: (a) this Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and (b) the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the issuer.


/s/ Gary A. Shiffman                             Dated:  August 13, 2002
---------------------------------------------
Gary A. Shiffman, Chief Executive Officer


/s/ Jeffrey P. Jorissen                          Dated:  August 13, 2002
---------------------------------------------
Jeffrey P. Jorissen, Chief Financial Officer

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX


Exhibit No.             Description
-----------             -----------

10.1                    Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun
                        Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured
                        Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.

10.2                    Second Amendment to Amended and Restated Subordinated Loan Agreement, dated as of June 18, 2002, by and between Sun Communities Operating Limited Partnership and Origin Financial L.L.C.

10.3                    Fourth Amended and Restated Promissory Note, dated as of June 18, 2002, made by
                        Origen Financial L.L.C. in favor or Sun Communities Operating Limited Partnership

10.4                    First Amendment to Amended and Restated Participation Agreement, dated as of June
                        18, 2002, by and between Sun Communities Operating Limited Partnership and
                        Woodward Holdings, LLC

10.5                    Credit Agreement, dated as of July 3, 2002, by and between Sun Communities
                        Operating  Limited Partnership, Sun Communities, Inc., Banc One Capital Markets,
                        Inc., Bank One, N.A. and other lenders which are signatories thereto