Form 10-Q
period 2002-09-30
SUN COMMUNITIES INC
filed 2002-11-19
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of October 31, 2002: 18,111,398

                              SUN COMMUNITIES, INC.

                                      INDEX



                                                                                                              PAGES
                                                                                                              -----
PART I
------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets as of September 30, 2002 and
                           December 31, 2001                                                                      3

                  Consolidated Statements of Income for the Periods
                           Ended September 30, 2002 and 2001                                                      4

                  Consolidated Statements of Cash Flows for the Nine Months
                           Ended September 30, 2002 and 2001                                                      5

                  Notes to Consolidated Financial Statements                                                   6-10


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                11-21

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                  21-22

Item 4.           Controls and Procedures                                                                        22



PART II

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                                23

Item 6.(b)        Reports on Form 8-K                                                                            23

                  Signatures                                                                                     24

                  Certifications                                                                              25-26

                              SUN COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)




                                    ASSETS                                    2002                 2001
                                                                        ---------------        -------------

Investment in rental property, net                                      $       872,094        $     813,334
Cash and cash equivalents                                                         1,948                4,587
Notes and other receivables                                                     136,527               91,372
Investment in and advances to affiliates                                         75,635               55,451
Other assets                                                                     27,861               29,705
                                                                        ---------------        -------------

                  Total assets                                          $     1,114,065        $     994,449
                                                                        ===============        =============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Line of credit                                                     $        75,000        $      93,000
     Debt                                                                       533,023              402,198
     Accounts payable and accrued expenses                                       17,945               17,683
     Deposits and other liabilities                                               7,206                8,929
                                                                        ---------------        -------------

                    Total liabilities                                           633,174              521,810
                                                                        ---------------        -------------

Minority interests                                                              146,154              142,998
                                                                        ---------------        -------------

Stockholders' equity:
     Preferred stock, $.01 par value, 10,000 shares
         authorized; no shares issued and outstanding                                --                   --
     Common stock, $.01 par value, 100,000 shares
         authorized; 18,281 and 17,707 issued and
         outstanding for 2002 and 2001, respectively                                183                  178
     Paid-in capital                                                            417,367              399,789
     Officers' notes                                                            (10,775)             (11,004)
     Unearned compensation                                                       (8,942)              (6,999)
     Unrealized (losses) on interest rate swaps                                  (1,344)                  --
     Distributions in excess of accumulated earnings                            (55,368)             (45,939)
   Treasury stock, at cost, 202  shares                                          (6,384)              (6,384)
                                                                        ---------------        -------------

                    Total stockholders' equity                                  334,737              329,641
                                                                        ---------------        -------------

                    Total liabilities and stockholders'
                      equity                                            $     1,114,065        $     994,449
                                                                        ===============        =============



   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                          For the Three Months            For the Nine Months
                                                           Ended September 30,            Ended September 30,
                                                           2002             2001            2002            2001
                                                       ------------      -----------     -----------     -----------
Revenues:
        Income from property                           $     38,152      $    34,402     $   114,282     $   103,476
        Equity in income (loss) from affiliates              (1,457)             433          (2,639)            572
        Other income                                          2,691            3,390           7,487          11,249
                                                       ------------      -----------     -----------     -----------
                Total revenues                               39,386           38,225         119,130         115,297
                                                       ------------      -----------     -----------     -----------
Expenses:
        Property operating and maintenance                    8,612            7,566          24,500          21,861
        Real estate taxes                                     2,577            2,320           7,701           6,894
        Property management                                     541              640           1,856           2,076
        General and administrative                            1,130            1,178           3,600           3,520
        Depreciation and amortization                         9,661            8,123          28,129          24,095
        Interest                                              8,266            7,232          23,834          23,498
                                                       ------------      -----------     -----------     -----------
                Total expenses                               30,787           27,059          89,620          81,944
                                                       ------------      -----------     -----------     -----------
Income before gain from property dispositions,
    net and minority interests                                8,599           11,166          29,510          33,353
Gain from property dispositions, net                             --               --              --           4,275
                                                       ------------      -----------     -----------     -----------
Income before minority interest                               8,599           11,166          29,510          37,628
Less income allocated to minority interests:
        Preferred OP Units                                    1,951            2,057           5,817           6,074
        Common OP Units                                         846            1,217           3,055           4,205
                                                       ------------      -----------     -----------     -----------
Income from continuing operations                             5,802            7,892          20,638          27,349
Income (loss) from discontinued operations                       --              (15)            280             (48)
                                                       ------------      -----------     -----------     -----------
Net income                                             $      5,802      $     7,877     $    20,918     $    27,301
                                                       ============      ===========     ===========     ===========
Basic earnings per share:
        Continuing operations                          $       0.33      $      0.46     $      1.17     $      1.58
        Discontinued operations                                  --               --            0.02              --
                                                       ------------      -----------     -----------     -----------
        Net income                                     $       0.33      $      0.46     $      1.19     $      1.58
                                                       ============      ===========     ===========     ===========
Diluted earnings per share:
        Continuing operations                          $       0.32      $      0.45     $      1.16     $      1.56
        Discontinued operations                                  --               --            0.02              --
                                                       ------------      -----------     -----------     -----------
        Net income                                     $       0.32      $      0.45     $      1.18     $      1.56
                                                       ============      ===========     ===========     ===========
Weighted average common shares outstanding:
        Basic                                                17,739           17,210          17,535          17,259
                                                       ============      ===========     ===========     ===========
        Diluted                                              17,921           17,516          17,740          17,515
                                                       ============      ===========     ===========     ===========
Distributions declared per common
    share outstanding                                  $       0.58      $      0.55     $      1.71     $      1.63
                                                       ============      ===========     ===========     ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)


                                                                                     2002                2001
                                                                                 -------------        ------------
Cash flows from operating activities:
    Net income                                                                      $  20,918            $  27,301
    Adjustments to reconcile net income to net
          cash provided by operating activities:
       Income allocated to minority interests                                           3,055                4,201
       Gain from property dispositions, net                                                --               (4,275)
       (Income) loss from discontinued operations                                        (280)                  48
       Operating income included in discontinued operations                                11                   92
       Depreciation and amortization                                                   28,129               24,099
       Amortization of deferred financing costs                                           882                  801
    Increase in other assets                                                           (1,389)                (701)
    Increase (decrease) in accounts payable and other liabilities                      (1,461)               3,850
                                                                                    ---------            ---------
               Net cash provided by operating activities                               49,865               55,416
                                                                                    ---------            ---------

Cash flows from investing activities:
    Investment in rental properties                                                   (73,410)             (53,215)
    Proceeds related to property dispositions                                           3,288               17,331
    Investment in and advances to affiliates                                          (21,050)              (5,054)
    Repayments of (increases in) notes receivable, net                                (45,256)               8,580
                                                                                    ---------            ---------
               Net cash used in investing activities                                 (136,428)             (32,358)
                                                                                    ---------            ---------

Cash flows from financing activities:
    Borrowings (repayments) on line of credit, net                                    (18,000)              77,000
    Proceeds from notes payable and other debt                                        139,428                   --
    Repayments on notes payable and other debt                                        (15,416)             (76,120)
    Payments for deferred financing costs                                              (2,047)                  --
    Proceeds from issuance of common stock                                             14,746                   --
    Treasury stock and operating partnership unit purchases, net                           --               (5,587)
    Distributions                                                                     (34,787)             (32,872)
                                                                                    ---------            ---------
               Net cash provided by (used in) financing activities                     83,924              (37,579)
                                                                                    ---------            ---------

Net increase (decrease) in cash and cash equivalents                                   (2,639)             (14,521)
Cash and cash equivalents, beginning of period                                          4,587               18,466
                                                                                    ---------            ---------

Cash and cash equivalents, end of period                                            $   1,948            $   3,945
                                                                                    =========            =========

Supplemental Information:
    Preferred OP Units issued for rental properties                                 $   4,500            $   4,612
    Debt assumed for rental properties                                              $   6,813            $  12,500
    Restricted common stock issued as unearned
       compensation, net of cancellations                                           $   2,767            $   3,202




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

2.       INVESTMENTS IN AND ADVANCES TO AFFILIATES:

         Sun Home Services, Inc. ("SHS") provides home sales and other services to current and prospective tenants. Through the Sun Communities Operating Limited Partnership (the "Operating Partnership"), the Company owns one hundred percent (100%) of the outstanding preferred stock of SHS and is entitled to ninety-five percent (95%) of the operating cash flow. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

         Through SHS, the Company owns approximately a thirty percent (30%) (i.e., $15 million) interest in Origen Financial LLC ("Origen"), which company holds all of the operating assets of Bingham Financial Services Corporation ("BFSC") and its subsidiaries. BFSC owns approximately a twenty percent (20%) interest in Origen and the Company (together with the other investors in Origen) has certain rights to purchase its pro-rata share of BFSC's interest in Origen at fair value.

         The Company and another unaffiliated lender provide a $35 million secured line of credit to Origen. The line of credit matures December 31, 2002 and is fully drawn at September 30, 2002. Pursuant to the terms of the participation agreement between the Company and the other lender, the Company's commitment is to loan up to $20 million to Origen under the line of credit and the other lender is committed to loan up to $15 million to Origen under the line of credit. The parties participate pari-passu in the first $30 million advanced under the line of credit with additional fundings subordinated to the first $30 million.

         Also included in Investment in and Advances to Affiliates is the Company's investment in and advances to SunChamp LLC, a development entity comprising eleven new communities. On October 15, 2002, the Company entered into a preliminary agreement to acquire the ownership interest of Champion Enterprises in SunChamp for approximately $5.5 million. Upon closing, the Company will own approximately 45% of SunChamp. The Company owned 19.3% of SunChamp at September 30, 2002.

         All of these investments are accounted for utilizing the equity method of accounting.

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       RENTAL PROPERTY:

         The following summarizes rental property (in thousands):

                                                                              September 30,        December 31,
                                                                                   2002                2001
                                                                              --------------    -----------------
              Land                                                            $      85,608      $        82,326
              Land improvements and buildings                                       878,381              818,043
              Furniture, fixtures, equipment                                         23,513               20,700
              Land held for future development                                       16,953               16,810
              Property under development                                             30,041               15,777
                                                                              -------------      ---------------
                                                                                  1,034,496              953,656
              Accumulated depreciation                                             (162,402)            (140,322)
                                                                              -------------      ---------------

               Rental property, net                                           $     872,094      $       813,334
                                                                              ==============      ==============


         During the nine months ended September 30, 2002, the Company acquired two communities totaling 889 sites for approximately $37 million.

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

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                            September 30,      December 31,
                                                                                                2002                2001
                                                                                             -----------        -----------
            Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
                  LIBOR + 3.0%, maturing at various dates through June 2012, substantially
                  collateralized by manufactured home communities                              $108,202           $ 63,403

            Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate
                  and maturity of 8.2% and 19 years, respectively                                11,098             13,474

            Other receivables                                                                    17,227             14,495
                                                                                               --------           --------

                                                                                               $136,527           $ 91,372
                                                                                               ========           ========

         At September 30, 2002, the maturities of mortgages and other notes receivables are approximately as follows: 2003-$1.5 million; 2004-$20.3 million; 2005-$52.8 million; 2006-$3.8 million; 2007 and after- $29.8 million.

         Officers' notes, presented as a reduction to stockholders' equity in the balance sheet, are LIBOR + 1.75% notes, due in approximate equal amounts in 2008, 2009 and 2010, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 362,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse.


5.       DEBT:

         The following table sets forth certain information regarding debt (in thousands):

                                                                              September 30,      December 31,
                                                                                   2002             2001
                                                                              --------------    -------------
        Collateralized term loan, due to FNMA, at variable
          interest rate (2.5% at September 30, 2002) due
          May 2007, convertible to a 5 to 10 year fixed rate loan            $       139,427     $          --
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                                      42,246            42,820
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000            85,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                             65,000            65,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000            35,000
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000           100,000
        Capitalized lease obligations, interest at 6.1%, due
           through December 2003                                                      25,575            26,045
        Mortgage notes, other                                                         40,775            48,333
                                                                             ---------------    --------------
                                                                             $       533,023    $      402,198
                                                                             ===============    ==============

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DEBT, CONTINUED:

         The initial term of the variable rate FNMA debt is five years, the Company has the option to extend such variable rate borrowings for an additional five years and the Company has the option to convert such variable rate borrowings to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

         The Company has entered into three derivative contracts. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.


         The Company has entered into three equal interest rate swap agreements for an aggregate notional amount of $75 million. The agreements are effective April 2003, and have the effect of fixing interest rates relative to the FNMA debt. One swap matures in July 2009, with an effective fixed rate of 4.93%. A second swap matures in July 2012, with an effective fixed rate of 5.37%. The third swap matures in July 2007, with an effective fixed rate of 3.97%. The third swap is effective as long as LIBOR is 7% or lower.

         The Company has designated the first two swaps as cash flow hedges for accounting purposes. These two hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation of $0.486 million is reflected as a component of interest expense in the statements of income.

         All three interest rate swaps totaling a liability of $1.8 million are recorded in notes and other receivables on the balance sheet as of September 30, 2002.

         These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

         In July 2002, the Company refinanced its existing line of credit to an $85 million facility. The Company had $10 million of this refinanced facility available to borrow at September 30, 2002. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year optional extension.


6.       OTHER INCOME:

         The components of other income are as follows for the periods ended September 30, 2002 and 2001 (in thousands):

                                                             For the Three Months             For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                               2002           2001             2002         2001
                                                            -----------    ---------         ----------   ----------
                 Interest income                            $     1,962    $   2,200         $    5,380   $    8,321
                 Other income                                       729        1,190              2,107        2,928
                                                            -----------    ---------         ----------   ----------
                                                            $     2,691    $   3,390         $    7,487   $   11,249
                                                            ===========    =========         ==========   ==========

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       EARNINGS PER SHARE (IN THOUSANDS):

                                                                  For the Three Months           For the Nine Months
                                                                   Ended September 30,           Ended September 30,
                                                                    2002          2001             2002        2001
                                                                    ----          ----             ----        ----
           Earnings (loss) used for basic and diluted
               earnings per share computation:
                         Continuing operations                    $   5,802     $  7,892       $   20,638       $27,349
                                                                  =========     ========       ==========    ==========
                         Discontinued operations                  $      --     $    (15)      $      280    $      (48)
                                                                  =========     ========       ==========    ==========

           Total shares used for basic earnings
               per share                                             17,739       17,210           17,535        17,259
           Dilutive securities, principally
               stock options                                            182          306              205           256
                                                                  ---------      -------       ----------    ----------
           Total weighted average shares used for
               diluted earnings per share computation                17,921       17,516           17,740        17,515
                                                                  =========     ========       ==========    ==========


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

         In July 2002, the FASB issued FAS Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated a with restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three and nine months ended September 30, 2002, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 and 2001

For the three months ended September 30, 2002, income before gain from property dispositions, net and minority interests decreased by 23.0 percent from $11.2 million to $8.6 million, when compared to the three months ended September 30, 2001. The decrease was due to increased revenues of $1.2 million offset by increased expenses of $3.7 million as described in more detail below.

Income from property increased by $3.8 million from $34.4 million to $38.2 million, or 10.9 percent, due to acquisitions ($3.3 million) and rent increases and other community revenues ($0.5 million).

Income from affiliates decreased by $1.9 million to a loss of $1.5 million due to losses at affiliates caused principally by reduced new home sales at SHS and reduced loan originations and loan loss provisions at Origen. Other income decreased by $0.7 million from $3.4 million to $2.7 million due primarily to a decrease in interest income.

Property operating and maintenance expenses increased by $1.0 million from $7.6 million to $8.6 million, or 13.8 percent, primarily due to acquisitions ($0.4 million).

Real estate taxes increased by $0.3 million from $2.3 million to $2.6 million due to acquisitions ($0.1 million) and changes in certain assessments.

Property management expenses decreased by $0.1 million representing 1.4 percent and 1.9 percent of income from property in 2002 and 2001, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses decreased by $0.1 million from $1.2 million to $1.1 million, representing 3.0 percent and 3.4 percent of total revenues in 2002 and 2001, respectively.

Earnings before interest, taxes, depreciation and amortization ("EBITDA", an alternative financial performance measure that may not be comparable to similarly titled measures reported by other companies, defined as total revenues less property operating and maintenance, real estate taxes, property management, and general and administrative expenses) remained constant at $26.5 million. EBITDA as a percent of revenues was 67.3 percent in 2002 compared to 69.4 percent in 2001.

Depreciation and amortization increased by $1.6 million from $8.1 million to $9.7 million, or 18.9 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $1.1 million from $7.2 million to $8.3 million, or
15.2 percent, due primarily to an increase in outstanding debt.

Comparison of the nine months ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, income before gain from property dispositions, net and minority interests decreased by 11.5 percent from $33.4 million to $29.5 million, when compared to the nine months ended September 30, 2001. The decrease was due to increased revenues of $3.8 million offset by increased expenses of $7.7 million as described in more detail below.

Income from property increased by $10.8 million from $103.5 million to $114.3 million, or 10.4 percent, due to acquisitions ($5.3 million) and rent increases and other community revenues ($5.5 million).

Income from affiliates decreased from $0.6 million to a loss of $2.6 million due to losses at affiliates caused principally by reduced new home sales at SHS and reduced loan originations and loan loss provisions at Origen. Other income decreased by $3.8 million from $11.3 million to $7.5 million due primarily to a decrease in interest income.

Property operating and maintenance expenses increased by $2.6 million from $21.9 million to $24.5 million, or 11.9 percent, primarily due to acquisitions ($1.5 million).

Real estate taxes increased by $0.8 million from $6.9 million to $7.7 million due to acquisitions ($0.35 million) and changes in certain assessments.

Property management expenses decreased by $0.2 million from $2.1 million to $1.9 million representing 1.6 percent and 2.0 percent of income from property in 2002 and 2001, respectively.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses increased by $0.1 million from $3.5 million to $3.6 million, representing 3.0 percent and 3.0 percent of total revenues in 2002 and 2001, respectively.

EBITDA increased by $0.6 million from $80.9 million to $81.5 million. EBITDA as a percent of revenues was 68.4 percent in 2002 compared to 70.2 percent in 2001.

Depreciation and amortization increased by $4.0 million from $24.1 million to $28.1 million, or 16.6 percent, due primarily to the net additional investment in rental properties.

Interest expense increased by $0.3 million from $23.5 million to $23.8 million, or 1.4 percent.

The nine months ended September 30, 2001 also included a $4.3 million gain from property dispositions, net.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 2002 and 2001. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2001 and September 30, 2002. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for managed but not owned communities, new development and acquisition communities.


                                                       Same Property                       Total Portfolio
                                                ---------------------------           ---------------------------
                                                  2002              2001                2002                2001
                                                --------           --------           --------           --------

Income from property                            $ 96,385           $ 92,001           $114,282           $103,476
                                                --------           --------           --------           --------

Property operating expenses:
     Property operating and maintenance           17,800             17,466             24,500             21,861
     Real estate taxes                             7,149              6,738              7,701              6,894
                                                --------           --------           --------           --------
     Property operating expenses                  24,949             24,204             32,201             28,755
                                                --------           --------           --------           --------

Property EBITDA                                 $ 71,436           $ 67,797           $ 82,081           $ 74,721
                                                ========           ========           ========           ========

Number of operating properties                       103                103                117                113
Developed sites                                   36,667             36,321             41,394             39,107
Occupied sites                                    33,690             33,683             37,835             35,955
Occupancy %                                        93.8%(1)           94.9%(1)           93.2%(1)           93.9%(1)
Weighted average monthly rent per site          $    316(1)        $    301(1)        $    313(1)        $    299(1)
Sites available for development                    2,232              2,545              4,258              4,674
Sites planned for development in current year         77                157                229                265

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property EBITDA increased by $3.6 million from $67.8 million to $71.4 million, or 5.4 percent. Property revenues increased by $4.4 million from $92.0 million to $96.4 million, or 4.8 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.7 million from $24.2 million to $24.9 million due primarily to increases in real estate taxes and payroll.

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

Cash and cash equivalents decreased by $2.7 million to $1.9 million at September 30, 2002 compared to $4.6 million at December 31, 2001 because cash used in investing activities exceeded cash provided by operating activities and financing activities. Net cash provided by operating activities decreased by $5.5 million to $49.9 million for the nine months ended September 30, 2002 compared to $55.4 million for the nine months ended September 30, 2001. This decrease was primarily due to accounts payable and other liabilities decreasing by $5.3 million and other assets increasing by $0.7 million offset by an increase in income before minority interests, depreciation and amortization, gain from property dispositions, net and discontinued operations of $0.5 million.

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

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

In 2002, the Company closed on a $139.4 million collateralized five year variable rate (2.5% at September 30, 2002) debt facility with an option to extend an additional five years at a variable rate debt facility, which is convertible to a five to ten year fixed rate loan but not to exceed a total term of fifteen years.

In July 2002, the Company refinanced its existing line of credit to an $85 million facility, which matures in July 2005, with a one-year optional extension. At September 30, 2002, the average interest rate of outstanding borrowings under the line of credit was 2.66% with $75 million outstanding and $10 million available to be drawn under the refinanced facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at September 30, 2002.

In 1998, certain directors, employees and consultants of the Company purchased approximately $25.5 million of newly issued shares of common stock of the Company and common OP Units in Sun Communities Operating Limited Partnership in accordance with the Company's 1998 Stock Purchase Plan (the "Purchase Plan"). The participants in the Purchase Plan financed these purchases by obtaining personal loans from Bank One, N.A. (the "Bank") and the Company guaranteed the repayment of all such loans. The participants have agreed to fully indemnify the Company against all liabilities arising under such guaranty (the "Guaranty") (the principal balance of which was approximately $22.7 million at September 30, 2002), which reimbursement obligations are secured by approximately 654,000 OP Units valued at approximately $22.2 million (based on the closing sales price of the Company's common stock on November 7, 2002).

The Guaranty contains, among other usual commercial provisions, financial covenants in respect of the Company. These covenants were initially designed to be identical in all material respects with the financial covenants imposed on the Company under its line of credit facility. Since 1998, as the covenants in the Company's then applicable line of credit facility changed, the Guaranty has also been similarly amended to remain consistent. In July 2002, the Company entered into a replacement line of credit facility; however, conforming amendments to the Guaranty were not made, resulting in differing and inconsistent financial covenants in the line of credit facility as compared to the Guaranty. As a consequence, as of September 30, 2002, the Company was not in compliance with certain of the financial covenants contained in the Guaranty (the "Differing Financial Covenants"). Because this was not the intention of the parties, the Bank has agreed in writing that it would not declare a default, or accelerate the indebtedness due, under the Guaranty solely as a result of the Company's non-compliance with the Differing Financial Covenants contained in the Guaranty so long as the Company remains in compliance with all of the terms and conditions of its line of credit facility.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At September 30, 2002, the Company's outstanding contractual obligations were as follows:

                                                                                PAYMENTS DUE BY PERIOD
                                                                                     (IN THOUSANDS)
                                                                  ----------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS(1)                  TOTAL DUE        1 YEAR        2-3 YEARS       4-5 YEARS      AFTER 5 YEARS
                                                 ---------        ------        ---------       ---------      -------------
Line of credit                                   $  75,000                                      $ 75,000
Collateralized term loan                            42,246       $     647      $  1,438          40,161
Collateralized term loan                           139,428                                                       $ 139,428
Senior notes                                       285,000          85,000        65,000(2)                        135,000
Mortgage notes, other                               40,774             658         9,204           9,306            21,606
Capitalized lease obligations                       25,575          15,902         9,673
Redeemable Preferred OP Units                       48,458                                        12,675            35,783
                                                 ---------       ---------      --------        --------         ---------
                                                 $ 656,481       $ 102,207      $ 85,315        $137,142         $ 331,817
                                                 =========       =========      ========        ========         =========


(1) As noted above, the Company is the guarantor of $22.7 million in personal bank loans, maturing in 2004, made to the Company's directors, employees and consultants for the purpose of purchasing shares of Company common stock or Operating Partnership OP Units pursuant to the Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due. This contingent liability is not reflected on the Company's balance sheet.

(2) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2005 if the 10 year Treasury rate is greater than 5.7 % on May 16, 2005. The maturity is reflected in the above table based on that assumption.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:
The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, Operating Partnership unit redemptions and potential additional capital contributions to affiliates (see Footnote 2 Investments in and Advances to Affiliates), through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. The Company has maintained investment grade ratings with Fitch ICBA, Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, $276.6 million from the sale of shares of its common stock (including 332,000 shares of common stock sold during the nine months ended September 30, 2002 at an average price of $41 raising $13.2 million in equity), $93.3 million from the sale of OP units in the Operating Partnership and $569 million from the issuance of secured and unsecured debt securities. In addition, at September 30, 2002, eighty-two of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Risk Factors" in the Company's Registration Statement on S-3, Amendment No. 1 (Registration No. 333-96769). If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

At September 30, 2002, the Company's debt to total market capitalization approximated 41.4 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.1 years and a weighted average interest rate of 5.6 percent.

Capital expenditures for the nine months ended September 30, 2002 and 2001 included recurring capital expenditures of $4.9 million and $3.7 million, respectively.

Net cash used in investing activities increased by $104.0 million to $136.4 million compared to $32.4 million provided by investing activities for the nine months ended September 30, 2001. This increase was due to a $20.2 million increase in rental property acquisition activities, repayments from financing notes receivable, net decreasing by $53.8 million, a $14.0 million decrease in proceeds related to property dispositions and an increase of $16.0 million in investment in and advances to affiliates.

Net cash provided by financing activities increased by $121.5 million to $83.9 million from $37.6 million used in financing activities for the nine months ended September 30, 2001. This increase was primarily due to proceeds from notes payable, net of deferred financing costs, of $137.4 million, a $60.7 million reduction of repayments on notes payable and other debt and proceeds from issuance of common stock increasing by $20.3 million including reduced treasury stock purchases, offset by a $95.0 million increase in repayments on line of credit, net and a $1.9 million increase in distributions.

                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER
Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table calculates FFO for both basic and diluted purposes for the periods ended September 30, 2002 and 2001 (in thousands):

                                                          For the Three Months               For the Nine Months
                                                           Ended September 30,               Ended September 30,
                                                           2002             2001             2002            2001
                                                       ------------      -----------     -----------     -----------
Income from continuing operations                      $      5,802      $     7,892     $    20,638     $    27,349
FFO contributed by discontinued operations                       --               32              11              92
Deduct gain from property dispositions, net                      --               --              --          (4,275)
Add:
    Minority interest in earnings to
       common OP Unit holders                                   846            1,217           3,055           4,205

    Valuation adjustment (1)                                    487               --             487              --

    Depreciation and amortization, net
       of corporate office depreciation                       9,589            8,048          27,913          23,870
                                                       ------------      -----------     -----------     -----------

Funds from operations                                  $     16,724      $    17,189     $    52,104     $    51,241
                                                       ============      ===========     ===========     ===========
Weighted average common shares OP
   Units outstanding used for basic per
        share/unit data                                      20,323           19,863          20,126          19,935
Dilutive securities:
       Stock options and awards                                 182              306             205             243
                                                       ------------      -----------     -----------     -----------
Weighted average common shares and OP
     Units used for diluted per share/unit data              20,505           20,169          20,331          20,178
                                                       ============      ===========     ===========     ===========
Diluted common shares and OP Units at
     end of period                                           20,510           20,179          20,533          20,116
                                                       ============      ===========     ===========     ===========


                              SUN COMMUNITIES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER, CONTINUED:

(1) The Company entered into interest rate swaps for an aggregate of $75 million, thereby substantially fixing for periods of 5 to 7 years rates which were formerly floating. The valuation adjustment reflects the theoretical noncash profit and loss were those swaps terminated at the balance sheet date. As the Company has no expectation of terminating the swaps prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfections related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from Funds From Operations. The valuation adjustment is included in interest expense.

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

In July 2002, the FASB issued FAS Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated a with restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's principal market risk exposure is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

                              SUN COMMUNITIES, INC.

The Company's variable rate debt totals $221.2 million as of September 30, 2002 which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.0 percent during the nine months ended September 30, 2002 and 2001, the Company believes its interest expense would have increased or decreased by approximately $1.4 million and $0.6 million based on the $143.6 million and $56.1 million average balance outstanding under the Company's variable rate debt facilities for the nine months ended September 30, 2002 and 2001, respectively.

Additionally, the Company had $129.1 million and $90.2 million LIBOR based variable rate mortgage and other notes receivables as of September 30, 2002 and 2001. If LIBOR increased or decreased by 1.0 percent during the nine months ended September 2002 and 2001, the Company believes interest income would have increased or decreased by approximately $0.7 million and $0.9 million based on the $74.1 million and $90.6 million average balance outstanding on all variable rate notes receivables for the nine months ended September 30, 2002 and 2001, respectively.

In September 2002, the Company entered into three separate interest rate swap agreements, effectively fixing, in the aggregate, $75 million of the Company's variable rate borrowings for a period commencing April 2003. One of these swap agreements fixes $25 million of variable rate borrowings at 4.93% for the period April 2003 through July 2009, another of these swap agreements fixes $25 million of variable rate borrowings at 5.37% for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as LIBOR is 7% or less, fixes $25 million of variable rate borrowings at 3.97% for the period April 2003 through July 2007.

ITEM 4. CONTROLS AND PROCEDURES

(a) The Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of filing this quarterly report (the "Evaluation Date"), and concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated: November 19, 2002



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

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Gary A. Shiffman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Communities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002
                                       /s/ Gary A. Shiffman
                                       -----------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)


I, Jeffrey P. Jorissen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sun Communities, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002
                                          /s/ Jeffrey P. Jorissen
                                          --------------------------------------
                                          Jeffrey P. Jorissen,
                                          Chief Financial Officer

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX


Exhibit No.    Description

10.1 First Amendment to Master Credit Facility Agreement, dated as of August 29, 2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.

10.2 First Amendment to Employment Agreement, dated as of July 15, 2002, by and between Sun Communities, Inc. and Gary A. Shiffman

10.3 Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of Sun Communities Operating Limited Partnership

10.4 First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of Sun Communities Operating Limited Partnership

10.5 First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of Sun Communities Operating Limited Partnership

10.6 Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of Sun Communities Operating Limited Partnership

10.7 Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of Sun Communities Operating Limited Partnership

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.