Form 10-K
period 2002-12-31
SUN COMMUNITIES INC
filed 2003-03-31
CIK 912593

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                   Yes  X  No
                                       ---    ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                   Yes  X  No
                                       ---    ---

         As of June 30, 2002, the aggregate market value of the Registrant's stock held by non-affiliates was approximately $696,000,000. As of March 3, 2003, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $581,000,000. As of March 3, 2003, there were 18,107,102 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement to be filed for its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

         As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

                                     PART I

ITEM 1. BUSINESS

GENERAL

         We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2002, we owned and operated a portfolio of 129 properties located in seventeen states (the "Properties"), including 117 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2002, the Properties contained an aggregate of 43,959 developed sites comprised of 38,832 developed manufactured home sites and 5,127 recreational vehicle sites and an additional 7,642 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets and sells new and used manufactured homes for placement in the Properties.

         Our executive and principal property management office is located at 31700 Middlebelt Road, Suite 145, Farmington Hills, Michigan 48334 and our telephone number is (248) 932-3100. We have regional property management offices located in Austin, Texas, Dayton, Ohio, Grand Rapids, Michigan, Elkhart, Indiana and Orlando, Florida, and we employed an aggregate of 564 people as of December 31, 2002.

         Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         Acquisitions. During 2002, we acquired three communities in Texas for approximately $48.6 million in cash, Preferred OP Units ("POP Units"), and assumption of debt. These communities currently comprise approximately 930 developed sites and an additional 538 sites available for development.

         SunChamp. In December 2002, we purchased the ownership interest of Champion Enterprises in SunChamp LLC, a joint venture to develop eleven new communities in Texas, North Carolina, Ohio and Indiana, for approximately $6.2 million, payable pursuant to a 7-year promissory note (a) bearing interest at 3.46% per annum, (b) requiring no principal or interest payments until maturity (other than a one-time prepayment of interest in the amount of approximately $270,000 at closing), and (c) providing that all payment obligations are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result of this acquisition, we currently own approximately a 59% equity interest in SunChamp. In addition, in September 2002, we acquired the senior lender's entire right, title and interest in and to SunChamp's construction loan for a purchase price equal to 89% of the outstanding indebtedness thereof, which constitutes a discount of approximately $5.8 million.

         Origen. We currently own approximately a 30% equity interest in Origen Financial, L.L.C. ("Origen") (a financial services company that provides and services loans used by consumers to finance the purchase of manufactured homes). Origen's business has been negatively impacted by the current condition of the manufactured housing finance industry, illustrated by the bankruptcy filings of Oakwood Homes Corporation and Conseco, Inc. in late 2002. In particular, Origen's business has suffered as a result of the general economic recession, excessive amounts of repossession inventory, declining recovery rates in the repossession market and the deteriorating asset-backed securitization market. While we believe that Origen can still become a profitable national lender in its industry, we wrote-off our remaining equity investment in Origen (approximately $13.6 million) in the fourth quarter of 2002. We reached this decision based on our assessment of Origen's existing market conditions and prospects as well as a "worst-case" scenario prepared by Origen's management for 2003. We believe our equity investment in Origen is impaired from a financial reporting perspective and should be written off.

         We, along with two other participants, provide a secured credit facility to Origen bearing interest at a per annum rate equal to LIBOR plus 700 basis points, with a minimum interest rate of 11% and a maximum interest rate of 15%. Although this credit facility was due in December 2002, Origen did not have sufficient liquidity to repay this facility when due, primarily as a result of its inability to sell its loan portfolio in the deteriorating asset-backed securitization market. Accordingly, this credit facility was renewed and extended in December 2002. The facility has been increased to $58.0 million, consisting of a $48.0 million line of credit and a $10.0 million term loan, and is due December 31, 2003, extendable automatically to December 31, 2004 upon the occurrence of certain events. Our participation in this credit facility has increased from $20.0 million to $35.5 million, of which $18.0 million is subordinate in all respects to the first $40.0 million funded under the facility by the three participants. We do not believe that our advances to Origen are impaired at this time because Origen had substantial reserves and positive equity at December 31, 2002. We will continually evaluate the realizability of our advances to Origen in accordance with applicable accounting standards. See, "Factors That May Affect Future Results -- Our advances to Origen subject us to certain risks."

STRUCTURE OF THE COMPANY

         Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the "Subsidiaries"). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. We are the sole general partner of, and, as of December 31, 2002, held approximately 87.6% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties. Along with several other subsidiaries, SHS wholly owns Sun Water Oak Golf, Inc., which was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in December 1993, and SUI TRS, Inc., which was organized to hold our investment in Origen. See "Factors that May Affect Future Results -- Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests."

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

PROPERTY MANAGEMENT

         Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 564 Company employees, 491 are located on-site as property managers, support staff, or maintenance personnel.

         Our community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 33 years of property management experience, four Vice Presidents of Operations and seventeen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES

         SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers.

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

                                REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Michigan and Florida may affect our ability to generate sufficient revenue.

         The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2002 from properties located in Michigan and Florida. As of December 31, 2002, 44 of our 129 Properties, or approximately 34%, are located in Michigan, and 20 or approximately 16%, are located in Florida. As a result of the geographic concentration of our Properties in Michigan and Florida, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets. The following factors, among others, may adversely affect the revenues generated by our communities:

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

         - increased operating costs, including insurance premiums, real estate taxes and utilities; or

         -    the enactment of rent control laws.

         Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each equity investment (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

Competition affects occupancy levels and rents which could adversely affect our revenues.

         All of our Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material adverse effect on our ability to lease sites and on rents charged at our Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

Our ability to sell manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.

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

         Any of the above listed factors could adversely impact our rate of manufactured home sales, which would result in a decrease in profitability.

Increases in taxes and regulatory compliance costs may reduce our revenue.

         Costs resulting from changes in real estate tax laws generally may be passed through to tenants and will not affect us. Increases in income, service or other taxes, however, generally are not passed through to tenants under leases and may adversely affect our funds from operations and our ability to pay or refinance our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

We may not be able to integrate or finance our development activities.

We are engaged in the construction and development of new communities, and intend to continue in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established manufactured housing communities:

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

         - we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;

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

If any of the above occurred, our business and results of operations could be adversely affected.


We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

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

Rent control legislation may harm our ability to increase rents.


State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain Properties are located, and we may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted.

We may be subject to environmental liability.

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances on, under or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property, to borrow using such property as collateral or to develop such property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

         All of the Properties have been subject to a Phase I or similar environmental audit (which involves general inspections without soil sampling or ground water analysis) completed by independent environmental consultants. These environmental audits have not revealed any significant environmental liability that would have a material adverse effect on our business. These audits cannot reflect conditions arising after the studies were completed, and no assurances can be given that existing environmental studies reveal all environmental liabilities, that any prior owner or operator of a property or neighboring owner or operator did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more Properties.

Losses in excess of our insurance coverage or uninsured losses could adversely affect our cash flow.

We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. As a result of market conditions in the insurance industry, we recently decided to carry a large deductible on our liability insurance. We expect our exposure under our liability insurance to be limited and we expect losses to be less than the premium saved by implementing this program. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss would adversely affect our ability to repay our debt. In the year 2000, our former insurance carrier filed bankruptcy, and as a result some or all of the outstanding and incurred, but not yet reported, claims against our policy may not be covered which would require us to cover the loss directly. We expect our maximum exposure associated with this insurance carrier's bankruptcy to be immaterial and therefore, no reserve has been provided in the financial statements.


                         FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

         We have a significant amount of debt. As of December 31, 2002, we had approximately $667 million of total debt outstanding, consisting of approximately $270 million in collateralized debt, and approximately $397 million in unsecured debt. Included in the collateralized debt outstanding is $254 million of indebtedness that is collateralized by mortgage liens on 35 of the Properties (the "Mortgage Debt"). In addition, as of December 31, 2002, we had entered into two capitalized lease obligations for an aggregate of $16.4 million. Each capitalized lease obligation involves a lease for a manufactured housing community providing that we will lease the community for a certain number of years and then have the option to purchase the community at or prior to the end of the lease term. In each case, if we fail to exercise our purchase right, the landlord has the right to require us to buy the property at the same price for which we had the purchase option. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt. If we fail to satisfy our lease obligations or an obligation to purchase the property, the landlord/seller would be entitled to evict us from the property. In each event, this could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

         We are subject to the risks normally associated with debt financing, including the following risks:

         - our cash flow may be insufficient to meet required payments of principal and interest, or require us to dedicate a substantial portion of our cash flow to pay our debt and the interest associated with our debt rather than to other areas of our business;

         - our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;

         - it may be more difficult for us to obtain additional financing in the future for our operations, working capital requirements, capital expenditures, debt service or other general requirements;

         - we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business; and

         - we may be placed at a competitive disadvantage compared to our competitors that have less debt.

         If any of the above risks occurred, our financial condition and results of operations could be materially adversely affected.

Our advances to Origen subject us to certain risks.

         Currently, we (together with one unaffiliated lender and one lender affiliated with Gary A. Shiffman, our Chief Executive Officer) provide financing to Origen. The financing provided to Origen consists of a $48.0 million standby line of credit and a $10.0 million term loan, each bearing interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11% and a maximum interest rate of 15%. This credit facility matures December 31, 2003 but is extendable automatically to December 31, 2004 upon the occurrence of certain events. This credit facility is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by Bingham Financial Services Corporation.

         Under the terms of a participation agreement we entered into with the other lenders, we are obligated to loan up to $35.5 million to Origen under the credit facility (of which approximately $33.6 million was advanced as of December 31, 2002) and the other lenders are required to loan up to $22.5 million to Origen under the credit facility and we jointly administer the credit facility. Under the participation agreement, we are entitled to 43.75% of the first $40.0 million of proceeds from Origen upon repayment of the credit facility and $18.0 million of our advances to Origen are subordinate in all respects to the first $40.0 million of proceeds from Origen upon repayment of the credit facility.

         Origen's business has been negatively impacted by the current condition of the manufactured housing finance industry, illustrated by the bankruptcy filings of Oakwood Homes Corporation and Conseco, Inc. in the fourth quarter of 2002. In particular, Origen's business has suffered as a result of the general economic recession, excessive amounts of repossession inventory, declining recovery rates in the repossession market and the deteriorating asset-backed securitization market. Origen's principal source of liquidity is its securitization program through which its loans are sold into the asset-backed securities market. Although Origen has successfully accessed this market in the past, Origen is currently unable to access the asset-backed securities market on favorable terms and Origen may not be able to access this market on terms attractive to Origen in the future. If Origen cannot sell its loans in the asset-backed securities market on favorable terms and Origen is unable to secure alternative sources of funding, its business, financial condition and liquidity will be materially adversely affected.

         Although we do not believe that our advances to Origen are impaired at this time, we will continually evaluate the realizability of our advances to Origen in accordance with applicable accounting standards and we may be required to write-off all or a portion of our advances to Origen in the future. If we write-off all or a portion of our advances to Origen in the future, our results of operations and financial condition could be materially and adversely affected.

         In addition, the Origen credit facility subjects us to all of the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. Because this credit facility is subordinated to certain senior debt of Origen, in the event Origen is unable to meet its obligations under the senior debt facility, our right to receive amounts owed to us under our credit facility will be suspended pending payment of the amounts owing under the senior debt facility. Because the security interest securing Origen's obligations under the credit facility is subordinate to the security interest of certain senior debt of Origen, in the event of a bankruptcy of Origen, our right to access Origen's assets to satisfy the amounts outstanding under the credit facility would be subject to the senior lender's prior rights to the same collateral. Moreover, if we choose to advance additional funds to Origen beyond the $58.0 million credit facility and the other participation lenders do not participate in such additional advances, these secondary advances will be subordinate to any senior debt of Origen and subordinate to all indebtedness of Origen in which all participation lenders have participated.

The financial condition and solvency of our borrowers and the market value of our properties may adversely affect our investments in real estate, installment and other loans.

         As of December 31, 2002, we had an investment of approximately $38.4 million in real estate loans to several entities and Properties, some of which are secured by a first lien on the underlying property, and others which are unsecured loans subordinate to the primary lender. Also, as of December 31, 2002, we had outstanding approximately $11.6 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. As of December 31, 2002, we had advances of approximately $33.6 million to Origen under a $58.0 million credit facility. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

         - the borrowers may not be able to make debt service payments or pay principal when due;

         - the value of property securing the mortgages and loans may be less than the amounts owed; and

         - interest rates payable on the mortgages and loans may be lower than our cost of funds.

If any of the above occurred, our business and results of operations could be adversely affected.

                                    TAX RISKS

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

         We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified.

         Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require the Company continually to monitor its tax status. In one recent change, Congress modified the asset test applicable to REITs and the Code now provides that for taxable years beginning after December 31, 2000, REITs may own more than ten percent of the voting power and value of securities of a taxable REIT subsidiary ("TRS"). A corporation is treated as a TRS if a REIT owns stock in the corporation and the REIT and the corporation jointly elect such treatment. Effective July 1, 2001, we made a TRS election for SHS. During the period from January 1, 2001 through June 30, 2001, we believe that SHS met certain grandfather rules permitting REITs indirectly to own more than ten percent of the value of a corporation, without violating any REIT asset tests. Nevertheless, we cannot assure you that the Internal Revenue Service would not determine that SHS failed to meet one or more of the highly technical grandfather rules during this period.

         Jaffe, Raitt, Heuer & Weiss, P.C. has delivered an opinion to us to the effect that, based on various assumptions and qualifications set forth in the opinion, Sun Communities, Inc. has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code for its taxable years ended December 31, 1994 through December 31, 2002. The opinion is expressed as of its date and Jaffe, Raitt, Heuer & Weiss, P.C. has no obligation to advise us of any change in applicable law or of any change in matters stated, represented or assumed after the date of such opinion. Furthermore, we cannot assure you that the Internal Revenue Service would not decide differently from the views expressed in counsel's opinion and such opinion represents only the best judgment of counsel and is not binding on the Internal Revenue Service or the courts.

         If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made. Even if we qualify for and maintain our REIT status, we will be subject to certain federal, state and local taxes on our property and certain of our operations.

We intend for the Operating Partnership to qualify as a partnership, but we cannot guarantee that it will qualify.

         We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a "publicly traded partnership," it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Internal Revenue Code. The income requirements applicable to REITs and the definition of "qualifying income" for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that the Operating Partnership would meet this 90% test, but we cannot guarantee that it would. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes, and our ability to raise additional capital could be significantly impaired.

Our ability to accumulate cash is restricted due to certain REIT distribution requirements.

         In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our REIT taxable income (calculated without any deduction for dividends paid and excluding net capital gain) and to avoid federal income taxation, our distributions must not be less than 100% of our REIT taxable income, including capital gains. As a result of the distribution requirements, we do not expect to accumulate significant amounts of cash. Accordingly, these distributions could significantly reduce the cash available to us in subsequent periods to fund our operations and future growth.

                                 BUSINESS RISKS

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

                  Ownership of SHS. Gary A. Shiffman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and the Estate of Milton M. Shiffman (former Chairman of the Board), are the owners of all of the outstanding common stock of SHS, and as such are entitled to 5% of the cash flow from the operating activities of SHS (we own 100% of the non-voting preferred stock which entitles us to 95% of such cash flow). Arthur A. Weiss, one of our directors, is also a personal representative of the Estate.

                  For certain tax reasons, we made our equity investment in Origen through SUI TRS, Inc., a taxable REIT subsidiary ("TRS"), which is wholly owned by SHS. We contributed $15.0 million to SHS in connection with the Origen investment and, as the holder of all of the non-voting preferred stock of SHS, we are entitled to 95% of the cash flow from the operating activities of SHS, including the operating activities of the TRS, and effectively an approximate 30% interest in Origen. As part of the $5.0 million investment in Origen by Mr. Shiffman and members of his family, Mr. Shiffman and the Estate contributed approximately $790,000 to SHS as part of the investment in Origen by TRS, and, as the holders of all of the voting common stock of SHS, they are entitled to 5% of the cash flow from the operating activities of SHS, including the operating activities of the TRS, and effectively an approximate 1.6% indirect interest in Origen. The balance of the Shiffman family's $5.0 million investment in Origen was made through a separate family owned entity which holds 8.4% of the Shiffman family's aggregate 10% interest.

                  Thus, in all transactions involving SHS, Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company and Mr. Shiffman's right and the Estate's right to receive a portion of the cash flow from the operating activities of SHS. The following are the current transactions and agreements involving SHS which may present a conflict of interest for Mr. Shiffman and Mr. Weiss:

         - the agreement between SHS and us for sales, brokerage, and leasing services;

         -    the intercompany loans from the Operating Partnership to SHS;

         - the investment in Origen by SUI TRS, Inc., a wholly owned subsidiary of SHS; and

         - the ownership and operation of SHS's other subsidiaries, including Sun Water Oak Golf, Inc.

                  The failure to negotiate these and other transactions or agreements involving SHS on an arm's length basis, or to enforce the material terms of any agreement or arrangement between SHS and us could have an adverse effect on us.

                  Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Therefore, Mr. Shiffman and the Company may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

                  Lease of Executive Offices. On November 1, 2002, we leased approximately 31,300 rentable square feet of office space from American Center LLC and we expect to relocate our principal executive offices to this office space in the second quarter of 2003. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21% equity interest in American Center LLC. This lease is for an initial term of five years and we have the right to extend the lease for an additional five year term. The annual base rent under this lease begins at $19.25 per square foot (gross) for the first lease year and increases $0.50 per square foot for each successive year of the initial term. Mr. Shiffman may have a conflict of interest with respect to his obligations as an officer and/or director of the Company and his ownership interest in American Center.

We rely on key management.

         We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, Jeffrey P. Jorissen, Brian W. Fannon and Jonathan M. Colman (together, the "Senior Officers"). While we believe that we could find replacements for these key personnel, the loss of their services could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on the Senior Officers.

         In addition, upon the death or disability of Mr. Shiffman, we could lose the right to appoint a Manager of Origen or otherwise vote our interests in Origen, which could adversely affect our investment in Origen.

Certain provisions in our governing documents may make it difficult for a third-party to acquire us.

                  9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Internal Revenue Code. Such restrictions in our charter do not apply to Gary Shiffman, the Estate of Milton M. Shiffman and Robert B. Bayer, a former director and officer of the Company.

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

Changes in our investment and financing policies may be made without stockholder approval.

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

Substantial sales of our common stock could cause our stock price to fall.

         Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2002, up to 3,259,601 shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their Common or Preferred OP Units. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, will be issued Common OP Units with a value of approximately $1,000,000 annually through 2007. In 2008 and 2009, Water Oak, Ltd. will be issued Common OP Units with a value of approximately $1,200,000. In addition, as of December 31, 2002, options to purchase 975,767 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan and our Long-Term Incentive Plan (the "Plans") and an additional 150,519 shares have been reserved for issuance pursuant to the Plans. No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.

An increase in interest rates may have an adverse effect on the price of our common stock.

         One of the factors that may influence the price of our common stock in the public market will be the annual distributions to stockholders relative to the prevailing market price of the common stock. An increase in market interest rates may tend to make the common stock less attractive relative to other investments, which could adversely affect the market price of our common stock.


ITEM 2. PROPERTIES

         General. As of December 31, 2002, the Properties consisted of 117 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites located in seventeen states concentrated in the midwestern and southeastern United States. As of December 31, 2002, the Properties contained 43,959 developed sites comprised of 38,832 developed manufactured home sites and 5,127 recreational vehicle sites and an additional 7,642 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 129 Properties, 60 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         As of December 31, 2002, the Properties had an occupancy rate of 92.4 percent in stabilized communities and 64.8 percent in development communities and the aggregate occupancy rate was 90 percent excluding recreational vehicle sites. Since January 1, 2002, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.8 percent and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 7.1 percent.


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

We have tried to concentrate our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification will help insulate the portfolio from regional economic influences and we are interested in expanding our operations in the western United States.

         The following table sets forth certain information relating to the properties owned as of December 31, 2002:

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
MIDWEST
MICHIGAN
Academy/West Pointe                                     441           99%          98%           98%
  Canton, MI
Allendale Meadows Mobile Village                        352           98%          96%           93%
  Allendale, MI
Alpine Meadows Mobile Village                           403           99%          96%           96%
  Grand Rapids, MI
Bedford Hills Mobile Village                            339           98%          98%           95%
  Battle Creek, MI
Brentwood Mobile Village                                195           99%          99%           96%
  Kentwood, MI
Byron Center Mobile Village                             143           99%          98%           98%
  Byron Center, MI
Candlewick Court Manufactured Housing Community         211           95%          97%           97%
  Owosso, MI
College Park Estates Manufactured Housing               230          100%          95%           92%
Community
  Canton, MI
Continental Estates Manufactured Housing Community      385           84%          84%           79%
  Davison, MI
Continental North Manufactured Housing Community        474           88%          89%           84%
  Davison, MI
Country Acres Mobile Village                            182           96%          96%           95%
  Cadillac, MI
Country Meadows Mobile Village                          577          100%          99%           98%
  Flat Rock, MI
Countryside Village Manufactured Housing Community      359           96%          98%           96%
  Perry, MI
Creekwood Meadows Mobile Home Park                      336           96%          88%           85%
  Burton, MI
Cutler Estates Mobile Village                           259           98%          97%           96%
  Grand Rapids, MI
Davison East Manufactured Housing Community             190           89%          80%           88%
  Davison, MI
Fisherman's Cove Manufactured Housing Community         162           99%          95%           94%
  Flint, MI
Grand Mobile Estates                                    230           99%          93%           95%
  Grand Rapids, MI
Hamlin Manufactured Housing Community (5)               170          100%          99%         85%(5)
  Webberville, MI
Kensington Meadows Mobile Home Park                     290           97%          98%           92%
  Lansing, MI
Kings Court Mobile Village                              639           98%          100%          98%
  Traverse City, MI

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------

Knollwood Estates                                       161           (3)          97%           94%
  Allendale, MI
Lafayette Place                                         254           98%          97%           98%
  Metro Detroit, MI
Lincoln Estates Mobile Home Park                        191           99%          96%,          95%
  Holland, MI
Maple Grove Estates Manufactured Housing Community       46          100%          100%          98%
  Dorr, MI
Meadow Lake Estates Manufactured Housing Community      425          100%          100%          97%
  White Lake, MI
Meadowbrook Estates Manufactured Housing Community      453           99%          98%           97%
  Monroe, MI
Meadowstream Village Manufactured Housing               159           98%          97%           95%
Community
  Sodus, MI
Parkwood Manufactured Housing Community                 249           93%          90%           86%
  Grand Blanc, MI
Presidential Estates Mobile Village                     364           98%          99%           95%
  Hudsonville, MI
Richmond Place                                          117           99%          97%           100%
  Metro Detroit, MI
River Haven Village                                     721           (3)          78%           79%
  Grand Haven, MI
Scio Farms Estates                                      913          100%          99%           99%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing Community             366           99%          97%           94%
  Jackson, MI
St. Clair Place                                         100           99%          100%          99%
  Metro Detroit, MI
Sunset Ridge  (9)                                       144           (3)         13%(9)        45%(9)
  Portland Township, MI
Timberline Estates Manufactured Housing Community       296          100%          96%           94%
  Grand Rapids, MI
Town & Country Mobile Village                           192           99%          99%           99%
  Traverse City, MI
Village Trails                                          100           77%          77%           80%
  Howard City,  MI
White Lake Mobile Home Village (5)                      315          100%         85%(5)         96%
  White Lake, MI
White Oak Estates                                       480           85%          88%           86%
  Mt. Morris, MI
Windham Hills Estates (5)                               402           88%          91%          82%(5)
  Jackson, MI
Woodhaven Place                                         220           99%          100%          98%
                                                        ---           ---          ----          ---
  Metro Detroit, MI
MICHIGAN TOTAL                                         13,235         96%          94%           92%
                                                       ======         ===          ===           ===

INDIANA
Brookside Mobile Home Village                           570           93%          93%           88%
  Goshen, IN
Carrington Pointe                                       320           89%          81%           81%
  Ft. Wayne, IN
Clear Water Mobile Village                              227           95%          90%           86%
  South Bend, IN
Cobus Green Mobile Home Park                            386           94%          87%           81%
  Elkhart, IN

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Deerfield Run Manufactured Home                         175         75%(5)        60%(5)        73%(5)
Community (5)
  Anderson, IN
Four Seasons Mobile Home Park                           218           96%          98%           95%
  Elkhart, IN
Holiday Mobile Home Village                             326           99%          97%           95%
  Elkhart, IN
Liberty Farms Communities                               220          100%          98%           99%
  Valparaiso, IN
Maplewood Mobile Home Park                              207           94%          91%           97%
  Lawrence, IN
Meadows Mobile Home Park                                330           95%          89%           85%
  Nappanee, IN
Pebble Creek(9) (10)                                    258          (10)          (10)        76%(9)
  Greenwood, IN
Pine Hills Mobile Home Subdivision                      130           91%          96%           95%
  Middlebury, IN
Roxbury Park                                            398           (3)          92%           94%
  Goshen, IN
Timberbrook Mobile Home Park                            567           90%          90%           84%
  Bristol, IN
Valley Brook Mobile Home Park                           799           95%          95%           88%
  Indianapolis, IN
West Glen Village Mobile Home Park                      552           99%          98%           96%
  Indianapolis, IN
Woodlake Estates (5)                                    338         67% (5)       69%(5)        72%(5)
  Ft. Wayne, IN
Woods Edge Mobile Village (5)                           598         93%(5)        84%(5)       74%(5)
                                                        ---         ------        ------       ------
  West Lafayette, IN
INDIANA TOTAL                                          6,619          92%          90%           86%
                                                       =====          ===          ===           ===

OTHER
Apple Creek Manufactured Home Community and Self        176           98%          91%           94%
Storage
  Cincinnati, OH
Autumn Ridge Mobile Home Park                           413          100%          99%           98%
   Ankeny, IA
Bell Crossing Manufactured Home                         239           84%         53%(5)        41%(5)
Community (5)
  Clarksville, TN
Boulder Ridge (5)                                       527           98%          98%          85%(5)
  Pflugerville, TX
Branch Creek Estates                                    392           99%          100%          98%
  Austin, TX
Byrne Hill Village Manufactured Home                    236           97%          97%           96%
Community
  Toledo, OH
Candlelight Village Mobile Home Park                    309           96%          98%           95%
  Chicago Heights, IL
Casa del Valle (8)                                      408          100%          100%          100%
  Alamo, TX
Catalina Mobile Home Park                               462           90%          83%           83%
  Middletown, OH
Chisholm Point Estates                                  416           99%          98%           94%
  Pflugerville, TX
Comal Farms(9) (10)                                     349          (10)          (10)        43%(9)
  New Braunfels, TX
Creekside(9) (10)                                        47          (10)          (10)        66%(9)
  Reidsville, NC

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Desert View Village (9)                                  93          6%(9)        25%(9)        40%(9)
  West Wendover, NV
Eagle Crest (9)                                         151           (3)         84%(9)       97%(9)
  Firestone, CO
East Fork(9) (10)                                       160          (10)          (10)        88%(9)
  Batavia, OH
Edwardsville Mobile Home Park                           634           97%          97%           92%
  Edwardsville, KS
Forest Meadows                                           76           88%          83%           92%
  Philomath, OR
Glen Laurel(9) (10)                                     262          (10)          (10)        18%(9)
  Concord, NC
High Pointe                                             411           95%          93%           95%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (8)                    289          100%          100%          100%
  LaFeria, TX
Meadowbrook(9) (10)                                     177          (10)          (10)        80%(9)
  Charlotte, NC
North Point Estates (9)                                 108           (3)         38%(9)        50%(9)
   Pueblo, CO
Oak Crest(9)                                            335           (4)          (4)         84%(9)
   Austin, TX
Oakwood Village (5)                                     511         78%(5)        73%(5)       74%(5)
  Dayton, OH
Orchard Lake Manufactured Home Community                147           98%          97%           97%
  Cincinnati, OH
Paradise Park                                           277           99%          96%           91%
  Chicago Heights, IL
Pecan Branch (9)                                         69           (3)         67%(9)        74%(9)
  Williamson County, TX
Pheasant Ridge                                          553           (4)          (4)           99%
   Manor Township, PA
Pin Oak Parc Mobile Home Park                           502           98%          99%           97%
  O'Fallon, MO
Pine Ridge Mobile Home Park                             245           98%          98%           95%
  Petersburg, VA
River Ridge (9)                                         337           (4)          (4)         89%(9)
   Austin, TX
Saddle Brook (9)                                        258           (4)          (4)         39%(9)
   Austin, TX
Sea Air (8)                                             527          100%          99%           100%
  Rehoboth Beach, DE
Snow to Sun (8)                                         493           99%          100%          99%
  Weslaco, TX
Southfork Mobile Home Park                              477           96%          95%           90%
  Belton, MO
Stonebridge(9) (10)                                     206          (10)          (10)        83%(9)
  San Antonio, TX
Summit Ridge(9) (10)                                    127          (10)          (10)        91%(9)
  Converse, TX
Sunset Ridge(9) (10)                                    173          (10)          (10)        71%(9)
  Kyle TX
Sun Villa Estates                                       324          100%          100%          99%
  Reno, NV
Timber Ridge Mobile Home Park                           585           98%          99%           98%
  Ft. Collins, CO
Westbrook Village (7)                                   344           98%          99%           97%
  Toledo, OH

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
Westbrook Senior Village                                112           (3)          94%           99%
  Toledo, OH
Willowbrook Place (7)                                   266           99%          98%           98%
  Toledo, OH
Woodlake Trails(9) (10)                                 133          (10)          (10)        44%(9)
  San Antonio, TX
Woodland Park Estates                                   399           99%          98%           94%
  Eugene, OR
Woodside Terrace Manufactured Home                      439           96%          98%           96%
Community
  Holland, OH
Worthington Arms Mobile Home Park                       224           99%          99%          96%
                                                        ---           ---          ---          ---
  Delaware, OH
OTHER TOTAL                                            14,398         95%          93%           86%
                                                       ======         ===          ===           ===

SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                   402           (6)          (6)           (6)
  Bradenton, FL
Ariana Village Mobile Home Park                         208           85%          86%           88%
  Lakeland, FL
Bonita Lake Resort                                      167           (6)          (6)           (6)
  Bonita Springs, FL
Buttonwood Bay (8)                                      941           (3)          100%         100%
   Sebring, FL
Gold Coaster Manufactured Home Community (8)            546          100%          100%          98%
  Florida City, FL
Groves RV Resort                                        306           (6)          (6)           (6)
  Lee County, FL
Holly Forest Estates                                    402          100%          100%          100%
  Holly Hill, FL
Indian Creek Park (8)                                  1,546         100%          100%          100%
  Ft. Myers Beach, Fl
Island Lakes Mobile Home Park                           301          100%          100%         100%
  Merritt Island, FL
Kings Lake Mobile Home Park                             245           96%          99%           100%
  Debary, FL.
Lake Juliana Landings Mobile Home Park                  287           71%          74%           77%
  Auburndale, FL
Lake San Marino RV Park                                 415           (6)          (6)           (6)
  Naples, FL
Leesburg Landing                                         96           68%          68%           69%
  Lake County, FL
Meadowbrook Village Mobile Home Park                    257           98%          99%           99%
  Tampa, Fl,
Orange Tree Village Mobile Home Park                    246           99%          100%          100%
  Orange City, FL
Royal Country Mobile Home Park                          864          100%          99%           100%
  Miami, FL
Saddle Oak Club Mobile Home Park                        376           99%          100%          100%
  Ocala Fl,
Siesta Bay RV Park                                      850           (6)          (6)           (6)
  Ft. Myers Beach, FL
Silver Star Mobile Village                              408           96%          98%           99%
  Orlando, FL
Water Oak Country Club Estates/Water Oak Mobile         844          100%          100%          100%
                                                        ---          ----          ----          ----
Home Park
  Lady Lake, FL,
Florida Total                                          9,707          94%          96%           97%
                                                       =====          ===          ===           ===

                                                     DEVELOPED     OCCUPANCY    OCCUPANCY     OCCUPANCY
                                                    SITES AS OF      AS OF        AS OF         AS OF
              PROPERTY AND LOCATION                   12/31/02    12/31/00(1)  12/31/01(1)   12/31/02(1)
              ---------------------                   --------    -----------  -----------   -----------
TOTAL/AVERAGE                                          43,959         95%          93%           90%
                                                       ======         ===          ===           ===
TOTAL STABILIZED COMMUNITIES                           40,407         95%          94%           92%
                                                       ======         ===          ===           ===
TOTAL DEVELOPMENT COMMUNITIES                           3,552          6%          45%           65%
                                                       ======          ==          ===           ===

         (1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites.

         (2)      Acquired in 2000.

         (3)      Acquired in 2001.

         (4)      Acquired in 2002.

         (5) Occupancy in these properties reflects the fact that these communities are in their initial lease-up phase following an expansion.

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

         (8)      This Property contains recreational vehicle sites.

         (9) Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.

         (10) This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 59% equity interest as of December 31, 2002. Prior to 2002, the Company held a minority interest in Sunchamp LLC and, therefore, did not treat this Property as a Property owned by the Company. As a result, the Company did not report any information in respect of this Property for such periods.


         Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average
3.1 percent of the homes in our communities have been removed by their owners and eight percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately nine years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty-two years. See "Regulations and Insurance."

ITEM 3. LEGAL PROCEEDINGS

         On March 21, 2003, the Company received an unfiled complaint by T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. The unfiled complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. We believe the unfiled complaint and the claims threatened therein have no merit and, if this complaint is ultimately filed, we intend to defend it vigorously.

         We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 3, 2003, the closing sales price of the common stock was $34.73 and the common stock was held by approximately 650 holders of record. The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions paid by the Company with respect to each such period.

                                                                       High         Low             Distribution
                                                                       ----         ---             ------------
FISCAL YEAR ENDED DECEMBER 31, 2001
   First Quarter of 2001..........................................     34.69        30.80                .53
   Second Quarter of 2001.........................................     35.50        31.60                .55
   Third Quarter of 2001..........................................     36.85        34.73                .55
   Fourth Quarter of 2001.........................................     38.55        36.00                .55

FISCAL YEAR ENDED DECEMBER 31, 2002
   First Quarter of 2002..........................................     40.19        36.73                .55
   Second Quarter of 2002.........................................     42.60        39.00                .58
   Third Quarter of 2002..........................................     41.93        33.50                .58
   Fourth Quarter of 2002.........................................     37.00        32.25                .58


         RECENT SALES OF UNREGISTERED SECURITIES

         On January 2, 2002, the Operating Partnership issued 100,000 Series B-2 Preferred Units at par of $45.00 to Bay Area Limited Partnership and assumed approximately $6,812,500 of debt, in exchange for property with a net agreed upon value of $15,000,000 (the "Series B-2 Units"). Holders of the Series B-2 Units may require the Operating Partnership to redeem all of the outstanding Series B-2 Units within the ninety (90) day period following the fifth anniversary of the Series B-2 Unit issuance date, the death of Bay Area's president, or the occurrence of a change of control as defined in the Operating Partnership's limited partnership agreement, but in no event may the Series B-2 Unit holders require the redemption of the Series B-2 Units prior to January 31, 2007. The redemption price is $45.00 per Series B-2 Unit redeemed. In addition, holders of the Series B-2 Units may convert such units into Common OP Units at a conversion price of $45 per unit within the ninety (90) day period following the third anniversary of the Series B-2 Unit issuance date.

         On December 1, 2002, the Operating Partnership issued 55,200 Series B-3 Preferred Units to ten members of Woodside Terrace, LTD, paid approximately $1,000,000 in cash and assumed approximately $2,230,000 of debt, which was immediately retired, in exchange for property with a net agreed upon value of $8,750,000. Holders of the Series B-3 Units may redeem the Series B-3 Units (a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. The Operating Partnership has the right to redeem the Series B-3 Units at any time after the tenth anniversary.

         On January 2, 2003, the Operating Partnership issued 41,700 Series B-3 Preferred Units to the members of Willowbrook Co., Ltd, paid approximately $860,000 in cash and assumed approximately $1,570,000 of debt, which was immediately retired, in exchange for property with a net agreed upon value of $6,600,000. Holders of the Series B-3 Units may redeem the Series B-3 Units (a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. The Operating Partnership has the right to redeem the Series B-3 Units at any time after the tenth anniversary.

         In 2002, the Company issued an aggregate of 83,892 shares of its common stock upon conversion of an aggregate of 83,892 OP Units.

         All of the above OP Units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.


EQUITY COMPENSATION PLAN INFORMATION

         The following table reflects information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2002.

                                          (a)                          (b)                           (c)

                                                                                            NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE
                                  NUMBER OF SECURITIES                                       FOR FUTURE ISSUANCE
                                   TO BE ISSUED UPON            WEIGHTED-AVERAGE                 UNDER EQUITY
                                      EXERCISE OF               EXERCISE PRICE OF             COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
       PLAN CATEGORY              WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         REFLECTED IN COLUMN (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by shareholders                 858,388                      $27.92                       150,519

Equity compensation plans
not approved by
shareholders (1)                         117,379                      $32.75                             0

         TOTAL                           975,767                      $28.50                       150,519

(1) On May 29, 1997, the Company established a Long Term Incentive Plan (the "LTIP") pursuant to which all full-time salaried and full-time commission only employees of the Company, excluding the Company's officers, were entitled to receive options to purchase shares of the Company's common stock at $32.75 per share (i.e., the average of the highest and lowest selling prices for the common stock on May 29, 1997), on January 31, 2002. In accordance with the terms of the LTIP, (a) the Company granted the eligible participants options to purchase 167,918 shares of common stock; and (b) each eligible participant received an option to purchase a number of shares of common stock equal to the product of 167,918 and the quotient derived by dividing such participant's total compensation during the period beginning on January 1, 1997 and ending on December 31, 2001 (the "Award Period") by the aggregate compensation of all of the eligible participants during the Award Period.

ITEM 6. SELECTED FINANCIAL DATA

                              SUN COMMUNITIES, INC.

                                                                                YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                      2002             2001(c)         2000(c)         1999(c)         1998(c)
                                                  -----------       -----------     -----------     -----------     -----------
                                                               (In thousands except for per share and other data)
OPERATING DATA:
Revenues:
     Income from property....................     $   151,612       $   138,687     $   132,129     $   125,137     $   114,077
     Other income............................          10,684            14,401          13,498           7,804           3,837
                                                  -----------       -----------     -----------     -----------     -----------
                Total revenues...............         162,296           153,088         145,627         132,941         117,914
                                                  -----------       -----------     -----------     -----------     -----------
Expenses:
     Property operating and maintenance......          33,387            28,972          28,408          27,122          25,484
     Real estate taxes.......................          10,542             9,492           9,083           8,850           8,699
     Property management.....................           2,502             2,746           2,934           2,638           2,269
     General and administrative..............           5,220             4,627           4,079           3,682           3,339
     Depreciation and amortization...........          38,525            33,320          30,487          28,388          24,819
     Interest................................          32,375            31,016          29,651          27,289          23,987
                                                  -----------       -----------     -----------     -----------      ----------
                Total expenses...............         122,551           110,173         104,642          97,969          88,597
                                                  -----------       -----------     -----------     -----------      ----------
Income before equity income (loss) from
     affiliates, minority interests,
     discontinued operations, and gain
     from property dispositions, net.........          39,745            42,915          40,985          34,972          29,317
Equity income (loss) from affiliates.........         (16,627)(a)           131             607           1,726           2,147
                                                  -----------       -----------     -----------     -----------      ----------
Income before minority interests,
     discontinued operations, and gain from
      property dispositions, net.............          23,118            43,046          41,592          36,698          31,464
Income allocated to minority interests.......           9,806            13,346          13,022           8,359           5,966
                                                  -----------       -----------     -----------     -----------     -----------
Income from continuing operations............          13,312            29,700          28,570          28,339          25,498
Income (loss) from discontinued operations...             280               (65)            (77)            (79)            (57)
Gain from property dispositions, net.........              --             4,275           4,801             829             655 (b)
                                                  -----------       -----------     -----------     -----------     -----------
Net income...................................     $    13,592       $    33,910     $    33,294     $    29,089     $    26,096
                                                  ===========       ===========     ===========     ===========     ===========

Basic earnings per share:
     Continuing operations...................     $      0.75       $      1.96     $      1.92     $      1.69     $      1.55
     Discontinued operations.................            0.02                --              --              --              --
                                                  -----------       -----------     -----------     -----------     -----------
     Net Income..............................     $      0.77       $      1.96     $      1.92     $      1.69     $      1.55
                                                  ===========       ===========     ===========     ===========     ===========
Diluted earnings per share:
     Continuing operations...................     $      0.74       $      1.94     $      1.91     $      1.68     $      1.55
     Discontinued operations.................            0.02                --              --              --              --
                                                  -----------       -----------     -----------     -----------     -----------
     Net Income .............................     $      0.76       $      1.94     $      1.91     $      1.68     $      1.55
                                                  ===========       ===========     ===========     ===========     ===========
Weighted average common shares outstanding:
     Basic...................................          17,595            17,258          17,304          17,191          16,856
                                                  ===========       ===========     ===========     ===========     ===========
     Diluted.................................          17,781            17,440          17,390          17,343          17,031
                                                  ===========       ===========     ===========     ===========     ===========
Distribution per common share................     $      2.29       $      2.18     $      2.10     $      2.02     $      1.94
                                                  ===========       ===========     ===========     ===========     ===========

ITEM 6. SELECTED FINANCIAL DATA

                              SUN COMMUNITIES, INC.


                                                                         YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                     2002         2001(c)       2000(c)        1999(c)       1998(c)
                                                  ------------  -----------   -----------    -----------   -----------
                                                           (In thousands except for per share and other data)
BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation............................     $  1,174,837  $   969,936   $   867,377    $   847,696   $   803,152
Total assets.................................     $  1,163,976  $   994,449   $   966,628    $   904,032   $   821,439
Total debt...................................     $    667,373  $   495,198   $   464,508    $   401,564   $   365,164
Stockholders' equity.........................     $    319,532  $   329,641   $   336,034    $   338,358   $   340,364
OTHER DATA (AT END OF PERIOD):
Total properties.............................              129          116           109            110           104
Total sites..................................           43,959       40,544        38,282         38,217        37,566

(a) Included in equity income (loss) from affiliates in 2002 is a $13.6 million write-off of the Company's investment in Origen.
(b)  Includes an $875 expense related to an unsuccessful portfolio acquisition.
(c) Revenues and expenses for the years ended December 31, 2001, 2000, 1999 and 1998 have been restated to conform with SFAS No. 144 which requires operations of properties sold or held for sale to be reclassified as discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

         The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2002, the Company owned and operated a portfolio of 129 developed properties located in seventeen states, including 117 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites.

         During 2002, the Company acquired four manufactured housing communities, comprising 1,482 developed sites and 538 sites suitable for development for $69.9 million, and the Company sold one manufactured housing community for $3.3 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

         Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

         Impairment of Long-Lived Assets. Rental property is recorded at cost, less accumulated depreciation. Management evaluates the recoverability of its investment in rental property whenever events or changes in circumstances, such as recent operating results, expected net operating cash flow and plans for future operations, indicate that full asset recoverability is questionable. If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis.


         Notes Receivable. The Company evaluates the recoverability of its notes receivable (including the notes receivable from Origen) whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. The loan is then measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent.

         Depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. The Company uses a thirty year useful life for land improvements and buildings and a seven to fifteen year useful life for furniture, fixtures and equipment.

         Revenue Recognition. Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and the resident.

         Capitalized Costs. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period; shorter than the average resident's occupancy in the home and the average term that the home is in our community. Costs associated with implementing the Company's new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

         Derivative Instruments and Hedging Activities. During 2002, the Company entered into three interest rate swap agreements to offset interest rate risk. The Company does not enter into derivative transactions for speculative purposes. The Company adjusts its balance sheet on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The Company uses standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

         Deferred Tax Assets. SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. SHS has recognized deferred tax assets of $2.4 million, net of a valuation reserve of $5.1 million. Realization of these deferred tax assets is principally dependent upon SHS's achievement of projected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan and other factors.


         Income Taxes. The Company has elected to be taxed as a REIT as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company's gross income in any year must be derived from qualifying sources. As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders, which it fully intends to do. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         For the year ended December 31, 2002, income before equity income
(loss) from affiliates, minority interests, discontinued operations, and gain from property dispositions, net, decreased by $3.2 million from $42.9 million to $39.7 million, when compared to the year ended December 31, 2001. The decrease was due to increased expenses of $12.4 million while revenues increased by $9.2 million.

         Income from property increased by $12.9 million from $138.7 million to $151.6 million, or 9.3 percent, due to rent increases and other community revenues ($5.9 million) and acquisitions ($7.0 million).

         Other income decreased by $3.7 million from $14.4 million to $10.7 million due primarily to a decrease in interest income ($2.3 million) and reduced development fee income and other income ($1.4 million).

         Property operating and maintenance expenses increased by $4.4 million from $29.0 million to $33.4 million, or 15.2 percent, due to acquired communities ($1.9 million) and increases in costs including payroll ($1.2 million), workers' compensation ($0.5 million), and cable television ($0.3 million), and other expenses ($0.5 million).

         Real estate taxes increased by $1.0 million from $9.5 million to $10.5 million, due to the acquired communities ($0.5 million) and changes in certain assessments.

         Property management expenses decreased by $0.2 million from $2.7 million to $2.5 million, representing 1.7 percent and 2.0 percent of income from property in 2002 and 2001, respectively.

         General and administrative expenses increased by $0.6 million from $4.6 million to $5.2 million, representing 3.2 percent and 3.0 percent of total revenues in 2002 and 2001, respectively.

         Interest expense increased by $1.4 million from $31.0 million to $32.4 million due primarily to financing additional investments in rental property ($6.0 million) offset by decreasing rates on variable rate debt ($4.9 million).

         Depreciation and amortization expense increased by $5.2 million from $33.3 million to $38.5 million due primarily to the net additional investments in rental properties.

         Equity income (loss) from affiliates decreased by $16.7 million from income of $0.1 million to a loss of $16.6 million primarily due to equity losses at SHS ($0.7 million), SunChamp ($0.4 million) and Origen ($1.7 million) and the write-off of the Company's investment in Origen ($13.6 million) and a technology investment ($0.3 million).

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         For the year ended December 31, 2001, income before equity income
(loss) from affiliates, minority interests, discontinued operations, and gain from property dispositions, net, increased by $1.9 million from $41.0 million to $42.9 million, when compared to the year ended December 31, 2000. The increase was due to increased revenues of $7.4 million while expenses increased by $5.5 million.

         Income from property increased by $6.6 million from $132.1 million to $138.7 million, or 5.0 percent, due to rent increases and other community revenues ($6.5 million) and acquisitions ($4.4 million), offset by a revenue reduction of $4.3 million due to property dispositions.

         Other income increased by $0.9 million from $13.5 million to $14.4 million due primarily to an increase in interest income ($1.3 million) offset by reductions in other income ($0.4 million).

         Property operating and maintenance expenses increased by $0.6 million from $28.4 million to $29.0 million, or 2.0 percent, representing general cost increases ($1.0 million) and acquisitions ($0.7 million), offset by an expense reduction of $1.1 million due to property dispositions.

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

Depreciation and amortization expense increased by $2.8 million from $30.5 million to $33.3 million due primarily to the net additional investments in rental properties.

Equity in income (loss) of affiliates decreased by $0.5 million due primarily to a reduced level of new home sales at Sun Homes Services.

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2002 and 2001. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2001 and December 31, 2002. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for properties acquired after January 1, 2001 and new development communities.

                                                                    SAME PROPERTY                  TOTAL PORTFOLIO
                                                              --------------------------     --------------------------
                                                                  2002          2001            2002            2001
                                                              -----------   ------------     -----------    -----------
                                                                   (in thousands)                  (in thousands)
Income from property                                          $   128,953   $    123,170     $   151,642    $   139,022
                                                              -----------   ------------     -----------    -----------

Property operating expenses:
        Property operating and maintenance                         24,151         23,147          33,403         29,154
        Real estate taxes                                           9,790          9,258          10,545          9,524
                                                             ------------   ------------     -----------    -----------
                Property operating expenses                        33,941         32,405          43,948         38,678
                                                             ------------   ------------     -----------    -----------
Property net operating income                                 $    95,012   $     90,765     $   107,694    $   100,344
                                                              ===========   ============     ===========    ===========

Number of properties                                                 103             103             129(2)         116
Developed sites                                                   36,748          36,482          43,959(2)      40,544
Occupied sites                                                    33,217          33,586          38,940(2)      36,935
Occupancy % (1)                                                     92.2%           94.2%          89.9%(2)        93.0%
Weighted average monthly rent per site(1)                     $      318    $        303      $      315    $       301
Sites available for development                                    2,153           2,364           7,642(2)       3,887
Sites planned for development in next year                            20             257             175(2)         613

(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
(2) Property site information includes eleven SunChamp communities acquired during the fourth quarter of 2002.

On a same property basis, property revenues increased by $5.8 million from $123.2 million to $129.0 million, or 4.7 percent, due primarily to increases in rents and related charges including water and property tax pass through.

Property operating expenses increased by $1.5 million from $32.4 million to $33.9 million, or 4.7 percent, due to increased costs. Property net operating income increased by $4.2 million from $90.8 million to $95.0 million, or 4.7 percent.

The occupancy at December 31, 2002, includes 19 new community developments with 3,552 sites which are 64.8 percent occupied. At December 31, 2001, there were five new community developments with 564 sites, which were 45.2 percent occupied. Excluding new community developments, occupancy was 92.4 percent and
93.8 percent at December 31, 2002 and 2001, respectively.

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

         The Company plans to invest approximately $5 to $10 million in developments consisting of expansions to existing communities and the new or continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Furthermore, the Company expects to invest in the range of $40 to $60 million in the acquisition of properties in 2003, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Cash and cash equivalents decreased by $1.9 million to $2.7 million at December 31, 2002 compared to $4.6 million at December 31, 2001 because cash used in investing activities exceeded cash provided by financing and operating activities. Net cash provided by operating activities decreased by $14.9 million to $51.0 million for the year ended December 31, 2002 compared to $65.9 million for the year ended December 31, 2001. The decrease resulted primarily from reduced net income after adding back the reduction in book value of investments and an increase in other assets.

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

         In 2002, the Company closed on a $152.4 million collateralized five year variable rate (2.17% at December 31, 2002) debt facility with an option to extend an additional five years at a variable rate debt facility, which is convertible to a five to ten year fixed rate loan but not to exceed a total term of fifteen years.

         In July 2002, the Company refinanced its existing line of credit to an $85 million unsecured line of credit facility, which matures in July 2005, with a one-year optional extension. At December 31, 2002, the average interest rate of outstanding borrowings under the line of credit was 2.27%, $63 million was outstanding and $22 million was available to be drawn under the facility. Subsequent to year end, the Company increased the line to $105 million. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2002.

         In 1998, certain directors, employees and consultants of the Company purchased newly issued shares of common stock of the Company and common OP Units in the Operating Partnership for approximately $25.5 million in accordance with the Sun Communities 1998 Stock Purchase Plan (the "Purchase Plan"). The participants in the Purchase Plan financed these purchases through personal loans (the "Loans") from Bank One, N.A. (the "Bank") due in January 2004. The Company guaranteed the repayment of the Loans. The participants have agreed to fully indemnify the Company against any and all liabilities arising under such guaranty (the "Guaranty") (the principal balance of which was approximately $22.7 million at December 31, 2002).

         Among other usual commercial provisions, the Guaranty requires that the Company comply with certain financial covenants. These covenants were initially designed to be identical in all material respects with the financial covenants imposed on the Company under its line of credit facility. Since 1998, as the covenants in the Company's then applicable line of credit facility changed, the Guaranty has also been similarly amended to remain consistent. In July 2002, the Company entered into a replacement line of credit facility; however, conforming amendments to the Guaranty were not made, resulting in differing and inconsistent financial covenants in the line of credit facility as compared to the Guaranty. As a consequence, as of September 30, 2002, the Company was not in compliance with certain of the financial covenants contained in the Guaranty (the "Differing Financial Covenants"). Because it was not the intention of the parties to impose disparate requirements on the Guaranty and the Company's line of credit, the Bank waived any breach of the Guaranty arising solely as a result of the Company's non-compliance with the Differing Financial Covenants so long as the Company remains in compliance with all of the terms and conditions of its line of credit facility. As of December 31, 2002, the Company was in compliance with the terms and conditions of its line of credit facility and, as a result, the Company was in compliance with the terms and conditions of the Guaranty.

         Section 402 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") states that it is "unlawful for any issuer . . . directly or indirectly, including through any subsidiary, to extend or maintain credit, to arrange for the extension of credit, or to renew an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of that issuer." Section 402 of the Sarbanes-Oxley Act provides an exception for certain extensions of credit which are "maintained by the issuer on the date of enactment of the Sarbanes-Oxley Act [July 30, 2002] . . ., provided that there is no material modification to any term of any such extension of credit or any renewal of any such extension of credit on or after that date of enactment." Jaffe, Raitt, Heuer & Weiss, P.C. has delivered a reasoned opinion to the Company to the effect that, based on various assumptions and qualifications set forth in the opinion, a court could reasonably find that Section 402 of the Sarbanes-Oxley Act does not apply to the waiver letter issued by the Bank and that, even if a court determines that Section 402 applies to the Bank's waiver letter, a court could reasonably conclude that the Guaranty fits within the exception under Section 402 for extensions of credit maintained by the issuer prior to July 30, 2002. Arthur A. Weiss, a stockholder of Jaffe, Raitt, Heuer & Weiss, P.C., the Company's regular outside counsel, is a director of the Company and received a personal loan to purchase common OP Units under the Purchase Plan.

         There is no case law directly on point, and we cannot assure you that a court would not decide differently from the views expressed in counsel's opinion and such opinion represents only the best judgment of counsel and is not binding in the courts. It is unclear what the consequences to the Company would be if a court determined the Bank's waiver letter constituted a material modification of the terms of the Guaranty in violation of Section 402 of the Sarbanes-Oxley Act and the Securities Exchange Act of 1934, as amended.

         The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2002, the Company's outstanding contractual obligations were as follows:

                                                                                PAYMENTS DUE BY PERIOD
                                                                                    (IN THOUSANDS)
                                                               -------------------------------------------------------

CONTRACTUAL CASH OBLIGATIONS(1)               TOTAL DUE         1 YEAR     2-3 YEARS       4-5 YEARS     AFTER 5 YEARS
                                              ---------         ------     ---------       ---------     -------------
Bridge Loan                                    $ 48,000        $ 48,000
Line of credit                                   63,000                                     $ 63,000
Collateralized term loan                         42,206             658     $  1,463          40,085
Collateralized term loan - FNMA                 152,363                                                      $152,363
Senior notes(2)                                 285,000          85,000       65,000          35,000          100,000
Mortgage notes, other                            60,366           1,046       24,096          13,814           21,410
Capitalized lease obligations                    16,438           6,832        9,606
Redeemable Preferred OP Units                    53,978           1,000        2,564          14,632           35,782
                                               --------        --------     --------        --------         --------
                                               $721,351        $142,536     $102,729        $166,531         $309,555
                                               ========        ========     ========        ========         ========

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

(2) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2005 if the 10-year treasury rate is greater than 5.7% on May 16, 2005. The maturity is reflected in the above table based on that assumption.

         The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and Operating Partnership unit redemptions, through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. As discussed above, the Company is also obligated to loan Origen up to $35.5 million under the Origen credit facility, of which $1.9 million remained to be drawn as of December 31, 2002. The Company has maintained investment grade ratings with Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, nearly $1 billion from the sale of shares of its common stock, the sale of OP units in the Operating Partnership, and the issuance of secured and unsecured debt securities. In addition, at December 31, 2002, 92 of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors that May Affect Future Results". If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

         The Company's $48.0 million bridge loan and $85.0 million principal amount of senior unsecured notes are due April 30 and May 1, 2003, respectively. The Company expects to repay this indebtedness by issuing additional senior unsecured debt securities. The ability of the Company to issue such additional debt securities will be affected primarily by the state of the senior unsecured debt market and general, national and international economic and political conditions, such as the uncertainty associated with the current war in Iraq. If the Company is unable to access the senior unsecured debt market, or is unable to otherwise refinance these notes, on terms acceptable to the Company prior to May 1, 2003 and the Company is unable to successfully negotiate extensions with the holders of these debt obligations, the Company would seek secured financing on some of its 92 unencumbered properties.

         Included in minority interests are $36 million of Preferred OP Units which would require collateralization were the Company to no longer be classified as investment grade by the rating agencies.

         At December 31, 2002, the Company's debt to total market capitalization approximated 43.6 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 5.3 percent.

         Capital expenditures for the years ended December 31, 2002 and 2001 included recurring capital expenditures of $7.1 million and $4.8 million, respectively.

         Net cash used in investing activities was $168.9 million for the year ended December 31, 2002 compared to $34.8 million in the prior year. The differences are due to: increased investment in rental properties of $17.0 million; decreased proceeds from property disposition of $14 million; and increased investment in notes receivables and investment in and advances to affiliates of $103.1 million. Additionally, the Company acquired $10.0 million in rental properties through the issuance of Preferred OP Units.

         Net cash provided by financing activities was $116.0 million for the year ended December 31, 2002, compared to a use of net cash in the prior year of $44.9 million. The differences are due to: changes in net proceeds from notes payable, inclusive of line of credit repayments, of $144.5 million; changes in net proceeds from common stock issuance of $19.2 million; and increased distributions of $2.8 million.

RATIO OF EARNINGS TO FIXED CHARGES

         The Company's ratio of earnings to fixed charges for the years ended December 31, 2002, 2001, and 2000 was 1.68:1, 1.73:1 and 1.74:1 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE"s expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance with respect to VIEs created after January 31, 2003 and to VIEs in which a company obtains an interest after that date. The provisions of this interpretation apply in the first interim period beginning after June 15, 2003 (i.e., third quarter of 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of assessing whether it has an interest in any VIEs which may require consolidation in the third quarter of 2003 pursuant to FIN No.
46. Entities that may be identified as VIEs include SHS and Origen.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The adoption of this standard did not have a significant impact on the financial position or results of operations of the Company.

         In November 2002, the FASB issued FASB Interpretation (FIN 45) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in these financial statements. The requirement to record a liability applies to guarantees issued or modified after December 31, 2002. We do not expect the requirements of FIN 45 to have a significant impact on the financial position or results of operations of the Company.

         In July 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

         In May 2002, the FASB issued SFAS 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard are generally to be applied prospectively. During the first quarter of 2002, the Company sold Kings Pointe Mobile Home Park, located in Winter Haven, Florida, for approximately $3.4 million. In accordance with SFAS 144, the Company's consolidated statements of income and consolidated statements of cash flow have been revised from those originally reported for the years ended December 31, 2002, 2001 and 2000 to separately reflect the results of discontinued operations for one property that was sold in the first quarter of 2002. These results were previously included in income from operations. These revisions had no impact on the Company's consolidated balance sheets or statements of stockholders' equity and these revisions had no impact on net income or net income per share of common stock for the years ended December 31, 2002, 2001 and 2000.

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. The adoption of these standards did not have a significant impact on the financial position or results of operations of the Company.

OTHER

         Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                              SUN COMMUNITIES, INC.
              RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE/OP UNIT AMOUNTS)


                                                                         2002             2001           2000
                                                                      -----------     ------------   -----------
Income before minority interests,
       discontinued operations and gain from
       property dispositions, net                                     $    23,118     $     43,046   $    41,592
Adjustments:
    Depreciation of rental property                                        38,262           33,050        30,209
    Valuation adjustment (1)                                                  449               --            --
    NOI from discontinued operations                                           11              121            95
    Allocation of SunChamp losses (2)                                       1,315               --            --
    Reduction in book value of investments                                 13,881               --            --
    Income allocated to Preferred OP Units                                 (7,803)          (8,131)       (7,826)
                                                                      -----------     ------------     ---------

FFO                                                                   $    69,233     $     68,086     $  64,070
                                                                      ===========     ============     =========

Weighted average common shares and OP Units
  outstanding for basic per share/unit data                                20,177           19,907        19,999
Dilutive securities:
         Stock options and awards                                             186              182            86
                                                                      -----------     ------------   -----------
Weighted average common shares and OP Units
   outstanding for diluted per share/unit data                             20,363           20,089        20,085
                                                                      ===========     ============   ===========
FFO per weighted average Common Share/OP Unit
   assuming dilution                                                  $      3.40     $       3.39   $      3.19
                                                                      ===========     ============   ===========

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

(2) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. The note is subordinated to the return of gross book value of equity and cumulative preferred returns of 9.25% on the Company's investment and the acquired investment. In substance, this note is a cumulative "first-loss" position relative to the Company's interest. Accordingly, the losses formerly allocated or allocable to the Company are reallocated to the note.

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

         The Company's variable rate debt totals $285.4 million as of December 31, 2002 which bears interest at various LIBOR or FNMA Discounted Mortgage Backed Securities ("DMBS") rates. If LIBOR or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2002 and 2001, the Company believes its interest expense would have increased or decreased by approximately $1.7 million and $0.7 million, respectively, based on the $171.3 million and $68.3 million average balance outstanding under the Company's variable rate debt facilities for the year ended December 31, 2002 and 2001, respectively.

         Additionally, the Company had $27.3 million and $49.0 million LIBOR based variable rate mortgage and other notes receivables as of December 31, 2002 and 2001. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2002 and 2001, the Company believes interest income would have increased or decreased by approximately $0.37 million and $0.8 million, respectively, based on the $36.7 million and $79.5 million average balance outstanding on all variable rate notes receivables for the year ended December 31, 2002 and 2001, respectively.

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

         Financial statements and supplementary data are filed herewith under
Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company owns approximately a thirty percent equity interest in Origen Financial, L.L.C. On December 9, 2002, Origen engaged the certified public accounting firm of Grant Thornton LLP to serve as its principal independent accounting firm to audit its financial statements for the year ended December 31, 2002. Prior to Origen's engagement of Grant Thornton LLP, the Company did not consult with such firm on any accounting, auditing or financial reporting issue.

                                    PART III

         The information required by ITEMS 10, 11, 12 AND 13 will be included in the Company's proxy statement for its 2003 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

         (a) The Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of filing this annual report (the "Evaluation Date"), and concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

         (b) Reports on Form 8-K:

                  No Current Reports on Form 8-K were filed during the last fiscal quarter for the year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003
                                            SUN COMMUNITIES, INC., a
                                            Maryland corporation

                                            By: /s/ Gary A. Shiffman
                                               ---------------------------------
                                                    Gary A. Shiffman, President

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

NAME                                               TITLE                             DATE
----                                               -----                             ----

/s/ Gary A. Shiffman              Chief Executive Officer, President and          March 31, 2003
---------------------------       Chairman of the Board of Directors
Gary A. Shiffman

/s/ Jeffrey P. Jorissen           Senior Vice President, Chief Financial          March 31, 2003
---------------------------       Officer, Treasurer, Secretary and Principal
Jeffrey P. Jorissen               Accounting Officer

/s/ Paul D. Lapides               Director                                        March 31, 2003
---------------------------
Paul D. Lapides

/s/ Ted J. Simon                  Director                                        March 31, 2003
---------------------------
Ted J. Simon

/s/ Clunet R. Lewis               Director                                        March 31, 2003
---------------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki            Director                                        March 31, 2003
---------------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss               Director                                        March 31, 2003
---------------------------
Arthur A. Weiss

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Gary A. Shiffman, certify that:

1.   I have reviewed this annual report on Form 10-K of Sun Communities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003                  /s/ Gary A. Shiffman
                                       -----------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Jeffrey P. Jorissen, certify that:

1.   I have reviewed this annual report on Form 10-K of Sun Communities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003
                                       /s/ Jeffrey P. Jorissen
                                       -----------------------------------------
                                       Jeffrey P. Jorissen, Chief Financial
                                       Officer

                                  EXHIBIT INDEX

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
    ------                                  -----------                                            ------
     2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)
     3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)
     3.2      Bylaws of Sun Communities, Inc.                                                        (2)
     4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
              Communities Operating Limited Partnership (the "Operating Partnership") and
              Bankers Trust Company, as Trustee
     4.2      Form of Note for the 2001 Notes                                                        (3)
     4.3      Form of Note for the 2003 Notes                                                        (3)
     4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
              Operating Partnership and Bankers Trust Company, as Trustee
     4.5      Form of Medium-Term Note (Floating Rate)                                               (7)
     4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)
     4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
              Designating a Series of Preferred Stock and Fixing Distribution and other
              Rights in such Series
     4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
              Designating a Series of Preferred Stock
     10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
              Operating Limited Partnership
     10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)
     10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)
     10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
              directors, officers and other individuals#
     10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
              Inc. and certain directors#
     10.6     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#               (6)
     10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
              Partnership and Lehman Brothers Holdings Inc.
     10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
              Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.
     10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
              Communities, Inc. and Sun Communities, Inc.
    10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
              and High Point Associates, LP.
    10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
              Limited Partnership
    10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
              Associates, LP
    10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 94,570 shares of Common Stock
    10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 305,430 shares of Common Stock
    10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
              with respect to 80,000 shares of Common Stock

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
    ------                                  -----------                                            ------
    10.16     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#            (9)
    10.17     Long Term Incentive Plan                                                               (7)
    10.18     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (9)
              Shiffman, dated June 5, 1998#
    10.19     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (9)
              Jorissen, dated June 5, 1998#
    10.20     Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan M.        (9)
              Colman, dated June 5, 1998#
    10.21     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (9)
              Fannon, dated June 5, 1998#
    10.22     Sun Communities, Inc. 1998 Stock Purchase Plan#                                        (9)
    10.23     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating             (9)
              Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
              dated December 10, 1998
    10.24     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust         (8)
              Company, dated April 24, 1998
    10.25     Contribution Agreement, dated as of September 29, 1999, by and among the Sun           (11)
              Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
              Belair Real Estate Corporation
    10.26     One Hundred Third Amendment to Second Amended and Restated Limited Partnership         (11)
              Agreement of the Operating Partnership
    10.27     One Hundred Eleventh Amendment to Second Amended and Restated Limited                  (12)
              Partnership Agreement of the Operating Partnership
    10.28     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited              (12)
              Partnership Agreement of the Operating Partnership
    10.29     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited               (12)
              Partnership Agreement of the Operating Partnership
    10.30     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (12)
              Shiffman, dated March 30, 2001#
    10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (12)
              Jorissen, dated March 30, 2001#
    10.32     Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M.         (12)
              Colman, dated March 30, 2001#
    10.33     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (12)
              Fannon, dated March 30, 2001#
    10.34     Investment Agreement dated July 20, 2001 between SUI TRS, Inc., Shiffman Family        (12)
              LLC, Bingham and Woodward Holdings, LLC, amended by Amendment to Investment
              Agreement dated August 13, 2001
    10.35     Limited Liability Company Agreement of Origen Financial, L.L.C. dated December         (12)
              18, 2001 by and among SUI TRS, Inc., Shiffman Family LLC, Bingham and Woodward
              Holdings LLC
    10.36     Second Amended and Restated Subordinated Loan Agreement, dated December 4,             (15)
              2002, by and between Origen Financial L.L.C. and the Operating Partnership
    10.37     Subordinated Term Loan Agreement, dated December 4, 2002, by and between Origen        (15)
              Financial L.L.C. and the Operating Partnership

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
    ------                                  -----------                                            ------
    10.38     First Amendment to Second Amended and Restated Subordinated Loan Agreement,            (15)
              dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home
              Services
    10.39     First Amendment to Subordinated Term Loan Agreement, dated December 30, 2002,          (15)
              by and between Origen Financial L.L.C. and Sun Home Services
    10.40     Seventh Amended and Restated Promissory Note, dated December 30, 2002, made by         (15)
              Origen Financial L.L.C. in favor of Sun Home Services
    10.41     First Amended and Restated Subordinated Term Promissory Note, dated December           (15)
              30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services
    10.42     First Amended and Restated Security Agreement, dated December 30, 2002, by and         (15)
              between Origen Financial L.L.C. and Sun Home Services
    10.43     Second Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by        (15)
              and between Origen Financial L.L.C. and Sun Home Services
    10.44     First Amended and Restated Limited Liability Company Interest Security and             (15)
              Pledge Agreement, dated December 30, 2002, by and between Origen Financial
              L.L.C. and Sun Home Services
    10.45     Second Amended and Restated Guaranty, dated December 30, 2002, by Bingham in           (15)
              favor of the Operating Partnership
    10.46     Second Amended and Restated Security Agreement, dated December 30, 2002, by and        (15)
              between Bingham and Sun Home Services.
    10.47     Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by and           (15)
              between Bingham and Sun Home Services
    10.48     Amended and Restated Membership Pledge Agreement, dated December 30, 2002, by          (15)
              and between Bingham and Sun Home Services.
    10.49     Second Amended and Restated Participation Agreement, dated December 30, 2002,          (15)
              by and among Sun Home Services, the Milton M. Shiffman Spouse's Marital Trust
              and Woodward Holding LLC
    10.50     Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun
              Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured              (13)
              Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.
    10.51     Credit Agreement, dated as of July 3, 2002, by and between the Operating
              Partnership, Sun Communities, Inc., Banc One Capital Markets, Inc., Bank One,          (13)
              N.A. and other lenders which are signatories thereto
    10.52     First Amendment to Master Credit Facility Agreement, dated as of August 29,
              2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited              (14)
              Partnership, Sun Secured Financing Houston Limited Partnership and ARCS
              Commercial Mortgage Co., L.P.
    10.53     First Amendment to Employment Agreement, dated as of July 15, 2002, by and             (14)
              between Sun Communities, Inc. and Gary A. Shiffman#
    10.54     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.55     First Amended and Restated Promissory Note (Unsecured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
    ------                                  -----------                                            ------
    10.56     First Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.57     Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.58     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.59     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
              Fannon and Sun Home Services, Inc.#
    10.60     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
              Fannon and Sun Communities, Inc.#
    10.61     Lease, dated November 1, 2002, by and between the Operating Partnership as             (15)
              Tenant and American Center LLC as Landlord
    10.62     Term Loan Agreement, dated as of October 10, 2002, among Sun Financial, LLC,           (15)
              Sun Financial Texas Limited Partnership, the Operating Partnership, Sun
              Communities, Inc. and Lehman Commercial Paper, Inc.
     12.1     Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to                (15)
              Combined Fixed Charges and Preferred Dividends
     21.1     List of Subsidiaries of Sun Communities, Inc.                                          (15)
     23.1     Independent Auditors' Consent                                                          (15)
     99.1     Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to               (15)
              Section 906 of the Sarbanes-Oxley Act of 2002
     99.2     Opinion of Jaffe, Raitt, Heuer & Weiss, P.C. with respect to REIT qualification        (15)
     99.3     Audited financial statements of Origen Financial L.L.C.                                (15)
     99.4     Audited financial statements of Sun Home Services, Inc.                                (16)

-------------------

(1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

(2) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

(3) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 24, 1996.

(4) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-80972.

(5) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

(6) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-A dated May 27,1998.

(9) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(10) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

(11) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15)     Filed herewith.

(16)     To be filed.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

SUN COMMUNITIES, INC.
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                           PAGES
Report of Independent Accountants                                                                            F-2


Financial Statements:

   Consolidated Balance Sheets as of December 31, 2002 and 2001                                              F-3

   Consolidated Statements of Income
   for the Years Ended December 31, 2002, 2001 and 2000                                                      F-4

   Consolidated Statements of Comprehensive Income
   for the Years Ended December 31, 2002, 2001 and 2000                                                      F-5

   Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2002, 2001 and 2000                                                      F-6

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2002, 2001 and 2000                                                      F-7

   Notes to Consolidated Financial Statements                                                         F-8 - F-22


Schedule III - Real Estate and Accumulated Depreciation                                              F-23 - F-26

To the Board of Directors and Stockholders of Sun Communities, Inc.:

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 15 on page F-1 present fairly, in all material respects, the financial position of Sun Communities, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule listed in the index appearing under Item 15 on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of Origen Financial, L.L.C., an investee of the Company, which statements reflect total assets of $227,748,000 at December 31, 2002 and total revenues of $20,835,000 for the year ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Origen Financial, L.L.C., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

PricewaterhouseCoopers LLP


Detroit, Michigan
March 12, 2003

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                         ASSETS                                   2002                   2001
                                                                               -----------            -----------

Investment in rental property, net                                             $   999,360            $   829,174
Cash and cash equivalents                                                            2,664                  4,587
Notes and other receivables                                                         56,329                 75,532
Investments in and advances to affiliates                                           67,719                 55,451
Other assets                                                                        37,904                 29,705
                                                                               -----------            -----------
               Total assets                                                    $ 1,163,976            $   994,449
                                                                               ===========            ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Line of credit                                                             $    63,000            $    93,000
    Debt                                                                           604,373                402,198
    Accounts payable and accrued expenses                                           16,120                 17,683
    Deposits and other liabilities                                                   8,461                  8,929
                                                                               -----------            -----------

               Total liabilities                                                   691,954                521,810
                                                                               -----------            -----------

Minority interests                                                                 152,490                142,998
                                                                               -----------            -----------

Stockholders' equity:
    Preferred stock, $.01 par value, 10,000 shares
          authorized, none issued                                                        -                      -

    Common stock, $.01 par value, 100,000 shares
          authorized, 18,281 and 17,763 issued and
          outstanding in 2002 and 2001, respectively                                   183                    178
    Paid-in capital                                                                420,683                399,789
    Officers' notes                                                                (10,703)               (11,004)
    Unearned compensation                                                           (8,622)                (6,999)
    Accumulated other comprehensive loss                                            (1,851)                     -
    Distributions in excess of accumulated earnings                                (73,774)               (45,939)
    Treasury stock, at cost, 202 shares                                             (6,384)                (6,384)
                                                                               -----------            -----------
          Total stockholders' equity                                               319,532                329,641
                                                                               -----------            -----------

          Total liabilities and stockholders' equity                           $ 1,163,976            $   994,449
                                                                               ===========            ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                   2002             2001              2000
                                                                                ------------     ------------      ------------
REVENUES
  Income from property..........................................................$    151,612     $    138,687       $   132,129
  Other income..................................................................      10,684           14,401            13,498
                                                                                ------------     ------------      ------------
    Total revenues..............................................................     162,296          153,088           145,627
                                                                                ------------     ------------      ------------

EXPENSES
  Property operating and maintenance............................................      33,387           28,972            28,408
  Real estate taxes.............................................................      10,542            9,492             9,083
  Property management...........................................................       2,502            2,746             2,934
  General and administrative....................................................       5,220            4,627             4,079
  Depreciation and amortization.................................................      38,525           33,320            30,487
  Interest......................................................................      32,375           31,016            29,651
                                                                                ------------     ------------      ------------
    Total expenses..............................................................     122,551          110,173           104,642
                                                                                ------------     ------------      ------------

Income before equity income (loss) from affiliates, minority interests, discontinued operations and gain from property dispositions,
  net...........................................................................      39,745           42,915            40,985
Equity income (loss) from affiliates............................................     (16,627)             131               607
                                                                                ------------     ------------      ------------

Income before minority interests, discontinued operations and
  gain from property dispositions, net..........................................      23,118           43,046            41,592

Less income allocated to minority interests:
    Preferred OP Units..........................................................       7,803            8,131             7,826
    Common OP Units.............................................................       2,003            5,215             5,196
                                                                                ------------     ------------      ------------

Income from continuing operations...............................................      13,312           29,700            28,570
Income (loss) from discontinued operations......................................         280              (65)              (77)
Gain from property dispositions, net............................................          --            4,275             4,801
                                                                                ------------     ------------      ------------
Net income......................................................................$     13,592     $     33,910      $     33,294
                                                                                ============     ============      ============

Basic earnings per share:
    Continuing operations.......................................................$       0.75     $       1.96      $       1.92
    Discontinued operations.....................................................        0.02               --                --
                                                                                ------------     ------------      ------------
    Net Income..................................................................$       0.77     $       1.96      $       1.92
                                                                                ============     ============      ============
Diluted earnings per share:
    Continuing operations.......................................................$       0.74     $       1.94      $       1.91
    Discontinued operations.....................................................        0.02               --                --
                                                                                ------------     ------------      ------------
    Net Income..................................................................$       0.76     $       1.94      $       1.91
                                                                                ============     ============      ============
Weighted average common shares outstanding:
    Basic.......................................................................      17,595           17,258            17,304
                                                                                ============     ============      ============
    Diluted.....................................................................      17,781           17,440            17,390
                                                                                ============     ============      ============


   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)


                                                            2002               2001                 2000
                                                          --------           --------             --------
Net income                                                $ 13,592           $ 33,910             $ 33,294
Unrealized losses on interest rate swaps                    (1,851)                --                   --
                                                          --------           --------             --------
Comprehensive income                                      $ 11,741           $ 33,910             $ 33,294
                                                          ========           ========             ========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)


                                                                                       ACCUMULATED        DISTRIBUTIONS
                                                                                          OTHER            IN EXCESS OF
                                           COMMON       PAID-IN        UNEARNED       COMPREHENSIVE        ACCUMULATED    TREASURY
                                            STOCK       CAPITAL      COMPENSATION         LOSS              EARNINGS       STOCK
                                          ----------  ------------   ---------------  -----------------    -----------    --------
Balance, January 1, 2000..................    $174     $  393,360     $   (5,459)       $        --        $(38,265)    $        --
Issuance of common stock, net.............       1            445
Amortization..............................                                   713
Treasury stock purchased, 7 shares........                                                                                     (221)
Reclassification and conversion of
   minority interests.....................                    (34)
Net income................................                                                                   33,294
Cash distributions declared of $2.10
   per share..............................                                                                  (36,717)
                                            ------        -------     ----------         ----------       ---------      ----------
Balance, December 31, 2000................     175        393,771         (4,746)                           (41,688)           (221)
Issuance of common stock, net.............       3          4,077         (3,188)
Amortization..............................                                   935
Treasury stock purchased, 194 shares......                                                                                   (6,163)
Reclassification and conversion of
   minority interests.....................                  1,941
Net income................................                                                                   33,910
Cash distributions declared of $2.18
   per share..............................                                                                 ( 38,161)
                                            ------     ----------     ----------         ----------       ---------      ----------
Balance, December 31, 2001................     178        399,789         (6,999)                           (45,939)         (6,384)
 Issuance of common stock, net............      5          17,406         (2,767)
Amortization..............................                                 1,144
Reclassification and conversion of
   minority interests.....................                  3,488
Net income................................                                                                   13,592
Unrealized loss on interest rate swaps....                                                   (1,851)
Cash distributions declared of $2.29
   per share..............................                                                                  (41,427)
Balance, December 31, 2002................  $  183     $  420,683    $    (8,622)        $   (1,851)      $ (73,774)     $   (6,384)
                                            ======     ==========    ===========         ==========       =========      ==========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                     2002              2001             2000
                                                                                 -----------        -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income....................................................................$    13,592       $    33,910       $     33,294
      Adjustments to reconcile net income to.....................................
         cash provided by operating activities:
      Income allocated to minority interests.....................................      2,003              5,215             5,196
      Gain from property dispositions, net.......................................         --            (4,275)            (4,801)
      (Income) loss from discontinued operations.................................       (280)                65                77
      Operating income included in discontinued operations.......................         11               121                 95
      Depreciation and amortization..............................................     38,525            33,320             30,487
      Amortization of deferred financing costs...................................      1,231             1,065                943
      Reduction in book value of investments.....................................     13,881                --                 --
  Increase in other assets.......................................................    (15,973)            (4,879)           (7,480)
  Increase (decrease) in accounts payable and other liabilities..................     (2,031)             1,329            (1,133)
                                                                                 -----------        -----------      ------------
      Net cash provided by operating activities..................................     50,959             65,871            56,678
                                                                                 -----------        -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in rental properties................................................    (87,283)           (70,331)          (57,832)
  Proceeds related to property dispositions......................................      3,288             17,331            34,460
  Investment in notes receivable, net............................................    (33,397)            37,968           (46,577)
  Investment in and advances to affiliates.......................................    (51,782)           (20,056)              675
  Officers' notes................................................................        301                253               195
                                                                                 -----------        -----------      ------------
      Net cash used in investing activities......................................   (168,873)           (34,835)          (69,079)
                                                                                 -----------        -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock and operating
      partnership units,  net....................................................     13,801                809               430
  Treasury stock purchases.......................................................         --             (6,163)             (221)
  Borrowings (repayments) on line of credit, net.................................    (30,000)            81,000           (35,000)
  Proceeds from notes payable and other debt.....................................    200,363                 --           100,000
  Repayments on notes payable and other debt.....................................    (18,488)           (76,599)           (2,056)
  Payments for deferred financing costs..........................................     (2,914)                --            (1,242)
  Distributions..................................................................    (46,771)           (43,962)          (42,374)
                                                                                 -----------        -----------      ------------
      Net cash provided by (used in) financing activities........................    115,991            (44,915)           19,537
                                                                                 -----------        -----------      ------------
   Net increase (decrease) in cash and cash equivalents..........................     (1,923)           (13,879)            7,136
   Cash and cash equivalents, beginning of year..................................      4,587             18,466            11,330
                                                                                 -----------        -----------      ------------
   Cash and cash equivalents, end of year........................................$     2,664        $     4,587      $     18,466
                                                                                 ===========        ===========      ============
SUPPLEMENTAL INFORMATION
   Cash paid for interest including capitalized amounts of $2,915
      $3,704 and $3,148 in 2002, 2001 and 2000, respectively.....................$    34,830        $    34,048      $     31,882
   Noncash investing and financing activities:
      Debt assumed for rental properties.........................................     20,653             26,289                --
      Issuance of partnership units for rental properties........................      4,500              4,612             3,564
      Issuance of partnership units to retire capitalized lease obligations......      5,520                 --                --
      SunChamp assets acquired ..................................................     92,410                 --                --
      SunChamp liabilities assumed ..............................................     86,210                 --                --
      Notes issued for SunChamp equity ..........................................      6,200                 --                --
      Restricted common stock issued as unearned compensation, net...............      2,767              3,188                --
      Notes receivable reclassified to advances to affiliate ....................         --             11,210                --
      Property acquired (sold) in satisfaction of note receivable................         --              1,338            (8,614)


   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. BUSINESS: Sun Communities, Inc. (the "Company") is a real estate investment trust ("REIT") which owns and operates 129 manufactured housing communities at December 31, 2002 located in 17 states concentrated principally in the Midwest and Southeast comprising approximately 43,959 developed sites and approximately 7,642 sites suitable for development.

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

         b. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership") and, effective December 31, 2002, SunChamp LLC ("SunChamp"). The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the 20.7 million OP Units outstanding at December 31, 2002, the Company owns 18.1 million or 87.6 percent. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

                  Included in minority interests at December 31, 2002 and 2001 are 2 million Series A Perpetual Preferred OP Units ("PPOP Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The PPOP Units may be called by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into preferred stock under certain circumstances.

                  An additional $44 million of Preferred OP Units ("POP Units") are included in minority interests at December 31, 2002 with dividends at rates ranging from 6.85 percent to 9.19 percent and maturing between 2003 and 2014. Of these POP Units, $35.8 million have a conversion price of at least $68 per unit.

                  During 2002, $10.0 million of POP Units were issued relating to two property acquisitions and are included in minority interests. $4.5 million of the POP Units, issued in relation to a January acquisition, pay dividends at 6.0% and mature on January 2, 2007. The remaining $5.5 million of POP Units pay dividends at 7.625%, mature on December 1, 2007 and relate to a December property acquisition.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


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

                  The Company measures the recoverability of its assets in accordance with the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis. No such impairment existed as of December 31, 2002.

                  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment.

                  Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to development of new communities or expansion sites, including interest, are capitalized until the property is substantially complete. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities.

         d. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

         e. NOTES AND ACCOUNTS RECEIVABLE: The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. At December 31, 2002 the reserve for uncollectable accounts receivable from residents was $0.15 million.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         f. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Sun Home Services ("SHS") sells and rents new and used homes in our communities, manages a golf course, and provides activities and other services and facilities for our residents. Through the Operating Partnership, the Company owns one hundred percent (100%) of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

                  Bingham Financial Services Corporation ("BFSC") was formed by Sun in 1997 in response to demand for financing from purchasers and residents in the Company's communities. As BFSC's business developed, its objectives and opportunities expanded and the Company concluded that its business could be operated and grown more effectively as a separate public entity. BFSC's initial public offering occurred in November 1997. The Company has continued to provide financial support to BFSC. In December 2001, the Company, through SHS, made a $15 million equity investment in a newly formed company Origen Financial, L.L.C., that was merged with Origen Financial, Inc., subsidiary of BFSC, as part of the recapitalization of BFSC. As a result of this equity investment, the Company owns approximately a thirty percent (30%) interest in the surviving company ("Origen"), which company holds all of the operating assets of BFSC and its subsidiaries. The Company wrote-off its remaining investment in Origen of $13.6 million in the fourth quarter of 2002 after an extensive analysis of the investment.

                  Through Sun Home Services, the Company and two other participants (one unaffiliated and one affiliated with Gary A. Shiffman, the Company's Chief Executive Officer and President) continue to provide financing to Origen and are subject to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. This financing consists of a $48 million line of credit and a $10 million term loan of which the Company's commitment is $35.5 million ($33.6 million was outstanding as of December 31, 2002). The line bears interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11 percent and a maximum interest rate of 15 percent. Of the Company's $35.5 million participation, $18 million is subordinate in all respects to the first $40.0 million funded under the facility by the three participants . This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen, and a guaranty and pledge of assets by BFSC.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         f.       INVESTMENTS IN AND ADVANCES TO AFFILIATES (CONTINUED):

                  Summarized combined financial information of the Company's equity investments as of December 31, 2002, SHS and Origen, are presented below before elimination of intercompany transactions. SunChamp, which is consolidated in the Company's financial statements as of December 31, 2002, is not included in the table.


                                                                              2002                      2001
                                                                           ---------                  ---------
         Loans receivable, net ......................................      $ 173,764                  $ 127,412
         Due from Origen ............................................         33,560                         --
         SHS other assets ...........................................         41,638                     36,281
         Origen other assets ........................................         53,984                     49,813
                                                                           ---------                  ---------
                Total assets ........................................      $ 302,946                  $ 213,506
                                                                           =========                  =========
         Advances under
             repurchase agreements ..................................      $ 141,085                  $ 105,564
         Due to SHS .................................................         33,560                         --
         Due to Sun Communities .....................................         67,719                     39,660
         SHS other liabilities ......................................         25,804                      8,748
         Origen other liabilities ...................................         42,799                     20,634
                                                                           ---------                  ---------
                Total liabilities ...................................        310,967                    174,606
                                                                           ---------                  ---------
         Equity (deficit) ...........................................         (8,021)                    38,900
                                                                           ---------                  ---------
                Total liabilities and equity ........................      $ 302,946                  $ 213,506
                                                                           =========                  =========

         Revenues ...................................................      $  27,572                  $  29,274(1)
         Expenses ...................................................         74,143                     29,675(1)
                                                                           ---------                  ---------
         Net loss ...................................................      $ (46,571)                 $    (401)
                                                                           =========                  =========
         Sun's equity income (loss) .................................      $ (15,925)                 $     131
                                                                           =========                  =========

                  (1) Includes Origen's financial data for the period from December 19, 2001 to December 31, 2001.

                  SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of these deferred tax assets is principally dependent upon SHS's achievement of projected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances. At December 31, 2002, Sun Home Services has deferred tax assets of $2.4 million, net of a valuation allowance of $5.1 million.

         g. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


         h. OTHER CAPITALIZED COSTS: Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period; shorter than average resident's occupancy and the average term that the home is in the community. Costs associated with implementing the Company's new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

         i. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, exceeds the aggregate carrying value by approximately $86.1 million at December 31, 2002.

         j. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has entered into three derivative contracts. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

                  The Company has entered into three interest rate swap agreements for an aggregate notional amount of $75 million. The agreements are effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.93%. A second swap matures in July 2012, with an effective fixed rate of 5.37%. The third swap matures in July 2007, with an effective fixed rate of 3.97%. The third swap is effective as long as LIBOR is 7% or lower.

                  The Company has designated the first two swaps as cash flow hedges for accounting purposes. These two hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation of $0.45 million is reflected as a component of interest expense in the statements of income.

                  In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded all three interest rate swaps totaling a liability of $2.3 million as of December 31, 2002.

                  These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

      k. STOCK OPTIONS: The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No.
               25. "Accounting for Stock Issued to Employees." If the Company had accounted for awards using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                                   2002             2001              2000
                                                                                ------------     ------------      ------------
      Net income, as reported...................................................$     13,592     $     33,910       $    33,294
      Additional compensation expense under fair value method...................        (478)            (321)             (199)
                                                                                ------------     ------------      ------------
      Pro forma net income......................................................$     13,114     $     33,589      $     33,095
                                                                                ============     ============      ============

      EPS (Basic), as reported..................................................$       0.77     $       1.96      $       1.92
                                                                                ============     ============      ============
      EPS (Basis), pro forma....................................................$       0.75     $       1.95      $       1.91
                                                                                ============     ============      ============

      EPS (Diluted), as reported................................................$       0.76     $       1.94      $       1.91
                                                                                ============     ============      ============
      EPS (Diluted), pro forma..................................................$       0.74     $       1.93      $       1.90
                                                                                ============     ============      ============

      l. RECLASSIFICATIONS: Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

2.    RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                                                              AT  DECEMBER 31
                                                                                              ---------------
                                                                                       2002                      2001
                                                                                    -----------             -----------
      Land .....................................................................     $   101,926             $    83,954
      Land improvements and buildings ..........................................         999,540                 831,963
      Furniture, fixtures, and equipment .......................................          26,277                  21,432
      Land held for future development .........................................          34,573                  16,810
      Property under development ...............................................          12,521                  15,777
                                                                                     -----------             -----------
                                                                                       1,174,837                 969,936
           Less accumulated depreciation .......................................        (175,477)               (140,762)
                                                                                     -----------             -----------
                                                                                     $   999,360             $   829,174
                                                                                     ===========             ===========

      Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities. Included in rental property at December 31, 2002 and 2001 are net carrying amounts related to capitalized leases of $17.9 million and $28.6 million, respectively.

      During 2002, the Company acquired one stabilized community, comprising 552 developed sites, for $21.3 million and three development communities, comprising 930 developed sites and 538 sites available for development, for $48.6 million consisting of cash of approximately $23.1 million, POP Units of approximately $4.5 million and assumption of debt of approximately $21.0 million. During 2001, the Company acquired five communities comprising 2,332 developed sites for $55.8 million and two development communities comprising 1,273 sites, for $4.3 million.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

2.       RENTAL PROPERTY (AMOUNTS IN THOUSANDS) (CONTINUED):

         In December 2002, the Company purchased the ownership interest of Champion Enterprises in SunChamp LLC, a joint venture to develop eleven new communities in Texas, North Carolina, Ohio and Indiana, for approximately $6.2 million, payable pursuant to a 7-year promissory note (a) bearing interest at 3.46% per annum, (b) requiring no principal or interest payments until maturity (other than a one-time prepayment of interest in the amount of approximately $270,000 at closing), and (c) providing that all payment obligations are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result of this acquisition, the Company owns approximately 59% of SunChamp. SunChamp is consolidated on the Company's balance sheet as of December 31, 2002; previously SunChamp was accounted for using the equity method. In addition, in September 2002, the Company acquired the senior lender's entire right, title and interest in and to SunChamp's construction loan for a purchase price equal to 89% of the outstanding indebtedness thereof, which constitutes a discount of approximately $5.8 million.

         These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2002, in conjunction with a 1993 acquisition, the Company is obligated to issue $7.4 million of OP Units through 2009 based on the per share market value of the Company's stock on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

         In February 2002, the Company sold a manufactured home community in Florida consisting of 227 sites of which 131 were occupied, for cash of approximately $3.3 million, resulting in a gain of $0.4 million on the sale. The gain has been included in discontinued operations and all periods presented have been revised to reflect discontinued operations. The adoption of this requirement did not have an impact on net income available to common shareholders.

3.       NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                                AT DECEMBER 31,
                                                                                         ---------------------------
                                                                                             2002            2001
                                                                                         -----------     -----------
           Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately
                 LIBOR + 2.0%, maturing at various dates from July 2003 through
                 August 2008, substantially
                 collateralized by manufactured home communities                           $38,420          $48,310

           Installment loans collateralized by manufactured homes with interest payable monthly at an effective weighted average
                 interest rate and maturity of 8.2% and 20 years, respectively              11,633           13,475

           Other receivables                                                                 6,276           13,747
                                                                                           -------          -------
                                                                                           $56,329          $75,532
                                                                                           =======          =======

         At December 31, 2002, the maturities of mortgage notes and other receivables are approximately as follows: 2003 - $1.5 million; 2004 - $18.4 million; 2006 and after - $18.5 million.

         Officers' notes, presented as a reduction to stockholders' equity in the balance sheet, are 13 to 15 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 362,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. Interest income of $0.7 million, $0.9 million and $0.9 million has been recognized in 2002, 2001 and 2000, respectively. Reductions in the principal balance of Officer's notes were $0.3 million, $0.3 million and $0.2 million for the years 2002, 2001 and 2000, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


4.       DEBT AND LINE OF CREDIT(AMOUNTS IN THOUSANDS):
         The following table sets forth certain information regarding debt (in thousands):

                                                                                     At December 31,
                                                                             ---------------------------------
                                                                                   2002             2001
                                                                             ---------------    --------------
        Bridge loan, at variable interest rate (2.617% at
              December 31, 2002), due April 30, 2003                        $         48,000    $           --
        Senior notes, interest at 7.625%, due May 1, 2003                             85,000            85,000
        Callable/redeemable notes, interest at 6.77%, due
           May 14, 2015, callable/redeemable May 16, 2005                             65,000            65,000
        Senior notes, interest at 6.97%, due December 3, 2007                         35,000            35,000
        Senior notes, interest at 8.20%, due August 15, 2008                         100,000           100,000
        Collateralized term loan, due to FNMA, at variable
          interest rate (2.17% at December 31, 2002) due
          May 2007, convertible to a 5 to 10 year fixed rate loan                   152,363                 --
        Collateralized term loan, interest at 7.01%,
           due September 9, 2007                                                      42,206             42,820
        Capitalized lease obligations, interest at 6.1%, due
           through January 2004                                                       16,438            26,045
        Mortgage notes, other                                                         60,366            48,333
                                                                             ---------------    --------------
                                                                             $       604,373    $      402,198
                                                                             ===============    ==============

         The collateralized term loans totaling $194,569 are secured by 22 properties comprising approximately 11,000 sites. The capitalized lease obligations and mortgage notes are collateralized by 15 communities comprising approximately 4,300 sites. At the lease expiration date of the capitalized leases the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. One of the capitalized lease obligations matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $860,000 and the assumption of approximately $1,570,000 of debt, which was immediately retired.

         The initial term of the variable rate FNMA debt is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

         There are various covenants included in the senior notes and line of credit including limitations on the amount of debt which may be incurred, the amount of secured debt, and various financial ratios. At December 31, 2002, the Company can incur approximately $25.0 million of additional aggregate debt, and of the Company's total debt, $460 million may be secured debt.

         At December 31, 2002, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2003 -- $141.5 million; 2004 - $33.7 million; 2005 -- $66.4 million: 2006 -
         $12.3 million; 2007 - $76.6 million.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


4.       DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS)(CONTINUED):


         In July 2002, the Company refinanced its line of credit at $85 million. The Company had $22 million of this facility available to borrow at December 31, 2002. Subsequent to year-end, the Company increased this line of credit to $105 million. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit at December 31, 2002 was 2.27%.

         The Company has a bridge loan of $48 million and senior notes of $85 million due on April 30 and May 1, 2003, respectively. It is the Company's expectation that these obligations will be retired utilizing the proceeds from the issuance of additional debt.

         The Company is the guarantor of $22.7 million in personal bank loans maturing in 2004, made to directors, employees and consultants to purchase Company common stock and OP units pursuant to the Company's Stock Purchase Plan. No compensation expense was recognized in respect to the guarantees as the fair value thereof was not material nor have there been any defaults.

5.       STOCK OPTIONS:

         Data pertaining to stock option plans are as follows:

                                                                           2002                  2001                 2000
                                                                       ------------         ------------          ------------
     Options outstanding, January 1...............................       1,090,794             1,109,250              1,121,000
     Options granted..............................................           7,500               137,900                 17,500
     Option price..............................................             $34.92         $27.03-$32.81                 $35.37
     Options exercised............................................          97,665                59,773                 16,667
     Option price...............................................     $20.13-$35.39         $22.75-$33.75          $28.64-$30.03
     Options forfeited............................................          24,862                96,583                 12,583
     Option price...............................................     $27.03-$32.75         $27.03-$33.82          $30.03-$33.75
     Options outstanding, December 31.............................         975,767(a)          1,090,794              1,109,250
     Option price.................................................      $20-$35.39            $20-$35.39             $20-$35.39
     Options exercisable, December 31.............................         834,249(a)            823,227                827,329

         (a) There are 324,854 and 284,359 options outstanding and exercisable, respectively, with exercise prices ranging from $20.00 - $27.99 with a weighted average life of 3.7 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $24.02 and $23.59, respectively. There are 650,913 and 549,890 options outstanding and exercisable, respectively, with exercise prices ranging from $28.00 - $35.39 with a weighted average life of 5.4 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.73 and $30.34, respectively.

         At December 31, 2002, 150,519 shares of common stock were available for the granting of options. Stock option plans originally provided for the grant of up to 2,117,000 options. Options are granted at fair value of the common stock and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan in 1997 for certain employees granting 167,918 options (of which 117,379 remain outstanding), which become exercisable in equal installments in 2002-2004.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

5.       STOCK OPTIONS (AMOUNTS IN THOUSANDS)(CONTINUED):

         The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

                                                                                                2002         2001       2000
                                                                                                ----         ----       ----
         Estimated fair value per share of options granted during year.................   $    4.42(1)   $    6.19    $   2.43

         Assumptions:
         Annualized dividend yield ....................................................         5.9%(1)        5.9%       7.1%

         Common stock price volatility.................................................        16.4%(1)       16.4%      15.3%
         Risk-free rate of return .....................................................         5.3%(1)        5.3%       6.4%
         Expected option term (in years) ..............................................         7              4          6

         (1) 2002 based on valuation as of April 2001, due to insignificant option issuance in 2002.


6.       STOCKHOLDERS' EQUITY:

         In April 1998, the Company declared a dividend of one Preferred Stock Purchase Right ("Right") for each outstanding share of common stock. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, including a material change in the ownership of the Company, to purchase preferred stock and common stock, from the Company and/or from another person into which the Company is merged or which acquires control of the Company.

         The Rights may be generally redeemed by the Company at a price of $0.01 per Right or $0.2 million in total. The Rights expire on June 8, 2008.

         In July 2002, and in March 2001, the Company issued restricted stock awards of 70,000 at $39.53 per share, and 99,422 at $33.00 per share, respectively, to officers and certain employees which are being amortized over their five to ten year vesting period. Compensation cost recognized in income for all restricted stock awards was $1.1 million, $0.9 million and $0.7 million in 2002, 2001 and 2000, respectively.

7.       OTHER INCOME (AMOUNTS IN THOUSANDS):

         The components of other income are as follows for the years ended December 31, 2002, 2001 and 2000:

                                                                2002              2001              2000
                                                             ----------         ---------        ----------
         Interest income                                     $    8,380         $  10,706        $    9,385
         Other income                                             2,304             3,695             4,113
                                                             ----------         ---------        ----------
                                                             $   10,684         $  14,401        $   13,498
                                                             ==========         =========        ==========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



8.       INCOME TAXES (AMOUNTS IN THOUSANDS):

         The Company has elected to be taxed as a real estate investment trust ("REIT") as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company's gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

         Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company's control. In addition, frequent changes occur in the area of REIT taxation, which require the Company continually to monitor its tax status. In one recent change, Congress modified the asset test applicable to REITs and the Code now provides that for taxable years beginning after December 31, 2000, REITs may own more than ten percent of the voting power and value of securities of a taxable REIT subsidiary ("TRS"). A corporation is treated as a TRS if a REIT owns stock in the corporation and the REIT and the corporation jointly elect such treatment. Effective July 1, 2001, the Company filed a TRS election for SHS. During the period from January 1, 2001 through June 30, 2001, the Company believes that SHS met certain grandfather rules permitting REITs indirectly to own more than ten percent of the value of a corporation, without violating any REIT asset tests. Nevertheless, there is no assurance that the Internal Revenue Service would not determine that SHS failed to meet one or more of the highly technical grandfather rules during this period.

         The Company has received a legal opinion to the effect that, based on various assumptions and qualifications set forth in the opinion, Sun Communities, Inc. has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code for its taxable years ended December 31, 1994 through December 31, 2002. There is no assurance that the Internal Revenue Service would not decide differently from the views expressed in counsel's opinion and such opinion represents only the best judgment of counsel and is not binding on the Internal Revenue Service or the courts.

         As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



8.  INCOME TAXES (AMOUNTS IN THOUSANDS) (CONTINUED):

    Dividend payout on taxable income available to common stockholders for the years ended December 31, 2002, 2001 and 2000:

                                                        2002       2001        2000
                                                      --------   --------    --------
    Taxable income available to
        common stockholders                           $  6,046   $ 13,149    $ 14,683
    Less tax gain on disposition of properties              --       (175)        (13)
                                                      --------   --------    --------
    Taxable operating income available to
        common stockholders                           $  6,046   $ 12,974    $ 14,670
                                                      ========   ========    ========

    Total distributions paid to common stockholders   $ 41,427   $ 38,161    $ 36,717
                                                      ========   ========    ========


    For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2002, 2001 and 2000, distributions paid per share were taxable as follows:

                                     2002                      2001                         2000
                              ------------------       ----------------------        ------------------
                              AMOUNT  PERCENTAGE       AMOUNT      PERCENTAGE        AMOUNT  PERCENTAGE

    Ordinary income           $ 1.54       67.1%       $ 1.38            63.1%       $ 1.30       62.0%
    Return of capital            .75       32.9           .80            36.9          0.80       38.0
                              ------      -----        ------           -----        ------      -----
                              $ 2.29      100.0%       $ 2.18           100.0%       $ 2.10      100.0%
                              ======      =====        ======           =====        ======      =====


9.  EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                           2002       2001        2000
                                                         --------   --------    --------
    Earnings used for basic and diluted earnings per
        share computation                                $ 13,592   $ 33,910     $ 33,29
                                                         ========   ========     =======

    Total shares used for basic earnings per share         17,595     17,258      17,304
    Dilutive securities:
        Stock options and other                               186        182          86
                                                         --------   --------     -------
    Total weighted average shares used for diluted
        earnings per share computation                     17,781     17,440      17,390
                                                         ========   ========     =======


    Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. Included in basic and diluted earnings per share from continuing operations, in the Consolidated Statements of Income, is $0.25 and $0.28 related to gains from property dispositions in 2001 and 2000, respectively.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



10. QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                                      FIRST         SECOND          THIRD        FOURTH
                                                                     QUARTER       QUARTER         QUARTER      QUARTER
                                                                    MARCH 31       JUNE 30        SEPT. 30      DEC. 31
                                                                    --------       -------        --------      -------
    2002
    Total revenues..................................................$ 40,905       $ 40,021       $ 40,843      $ 40,527
    Total expenses..................................................$ 29,754       $ 29,079       $ 30,787      $ 32,931
    Net income (loss)(b)............................................$  8,114       $  7,002       $  5,802      $ (7,326)
    Weighted average common shares outstanding......................  17,322         17,544         17,739        17,777
    Earnings (loss) per common share-basic..........................$   0.47       $   0.40       $   0.33      $  (0.41)


                                                                      FIRST         SECOND           THIRD       FOURTH
                                                                     QUARTER       QUARTER         QUARTER      QUARTER
                                                                    MARCH 31       JUNE 30        SEPT. 30      DEC. 31
                                                                    --------       -------        --------      -------
    2001
    Total revenues..................................................$ 38,844       $ 38,090       $ 37,792      $ 38,362
    Total revenues as previously reported (c).......................$ 39,091       $ 38,148       $ 38,309      $ 38,006
    Total expenses..................................................$ 27,721       $ 27,164       $ 27,059      $ 28,229
    Total expenses as previously reported (c).......................$ 27,827       $ 27,263       $ 27,160      $ 28,333
    Net income (a)..................................................$ 11,104       $  8,320       $  7,877      $  6,609
    Weighted average common shares outstanding......................  17,365         17,203         17,210        17,256
    Earnings per common share-basic.................................$   0.64       $   0.48       $   0.46      $   0.38


      (a) Net income includes net gains on the disposition of properties of $3,517 in the first quarter of 2001 and $758 in the second quarter of 2001.

      (b) Included in net income for the fourth quarter of 2002 is the write-off of $13.6 million pertaining to the Company's investment in Origen.

      (c) Revenues and expenses have been restated to conform with SFAS 144 which requires operations of properties sold or held for sale to be reclassified as discontinued operations.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



11.  RECENT ACCOUNTING PRONOUNCEMENTS:

          In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance with respect to VIEs created after January 31, 2003 and to VIEs in which a company obtains an interest after that date. The provisions of this interpretation apply in the first interim period beginning after June 15, 2003 (i.e., third quarter of 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of assessing whether it has an interest in any VIEs which may require consolidation in the third quarter of 2003 pursuant to FIN No. 46. Summarized financial information for entities which may be identified as VIEs is included in Note 1f of notes to the financial statements.

          In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to SFAS 123's fair value method of accounting, if a company so elects. The adoption of this standard did not have a significant impact on the financial position or results of operations of the Company.

          In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies disclosures that are required to be made certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee's issuance. The disclosure requirements of FIN No. 45 have been applied in these financial statements. The requirement to record a liability applies to guarantees issues or modified after December 31, 2002. The Company does not expect the requirements of FIN 45 to have a significant impact on the financial position or results of operations of the Company.

          In July 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



11.   RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

      In May 2002, the FASB issued SFAS 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this standard are generally to be applied prospectively. During the first quarter of 2002, the Company sold Kings Pointe Mobile Home Park, located in Winter Haven, Florida, for approximately $3.4 million. In accordance with SFAS 144, the Company's consolidated statements of income and consolidated statements of cash flow have been revised from those originally reported for the years ended December 31, 2001 and 2000 to separately reflect the results of discontinued operations for this property. These results were previously included in income from operations. These revisions had no impact on the Company's consolidated balance sheets or statements of stockholders' equity and these revisions had no impact on net income or net income per share of common stock for the years ended December 31, 2002, 2001 and 2000.

      In June 2001, the FASB approved SFAS No. 141, "Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires, among other things, that the purchase method of accounting for business combinations be used for all business combinations initiated after September 30, 2001. SFAS 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. The adoption of these standards did not have a significant impact on the financial position or results of operations of the Company.

12.   CONTINGENCIES:

      On March 21, 2003, the Company received an unfiled complaint by T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. The unfiled complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the unfiled complaint and the claims threatened therein have no merit and, if this complaint is ultimately filed, the Company will defend it vigorously.

      The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

                                                                   SCHEDULE III

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(AMOUNT IN THOUSANDS)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------    --------------------
PROPERTY NAME                  LOCATION                  ENCUMBRANCE            LAND              B & F         LAND        B & F
-----------------------       -----------------       -----------------       ---------         ----------    --------    --------
Academy/Westpoint             Canton, MI               A                      $  1,485          $ 14,278     $    --      $     27
Allendale                     Allendale, MI            A                           366             3,684          --         3,675
Alpine                        Grand Rapids, MI                 --                  729             6,692          --         3,628
Apple Creek                   Amelia, OH               C                           543             5,480          --            20
Arbor Terrace                 Brandenton, FL                   --                  481             4,410          --           325
Ariana Village                Lakeland, FL             A                           240             2,195          --           506
Autumn Ridge                  Ankeny, IO                       --                  890             8,054          --           834
Bedford Hills                 Battle Creek, MI         B                         1,265            11,562          --           451
Bell Crossing                 Clarksville, TN                  --                  717             1,916          --         3,617
Bonita Lake                   Bonita Springs, FL               --                  285             2,641          --           223
Boulder Ridge                 Pflugerville, TX                 --                1,000               500       3,324        16,117
Branch Creek                  Austin, TX               A                           796             3,716          --         5,108
Brentwood                     Kentwood, MI                     --                  385             3,592          --           260
Byrne Hill Village            Toledo, OH                       --                  383             3,903          --           264
Brookside Village             Goshen, IN               A                           260             1,080         386         7,386
Buttonwood Bay                Sebring, IN                      --                1,952            18,294          --         1,465
Byron Center                  Byron Center, MI                 --                  253             2,402          --           142
Country Acres                 Cadillac, MI                     --                  380             3,495          --           242
Candlewick Court              Owosso, MI                       --                  125             1,900         132         1,097
Carrington Pointe             Ft. Wayne, IN                    --                1,076             3,632          --         4,231
Casa Del Valle                Alamo, TX                        --                  246             2,316          --           434
Catalina                      Middletown, OH                   --                  653             5,858          --         1,110
Candlelight Village           Chicago Heights, IL              --                  600             5,623          --           651
Chisholm Point                Pflugerville, TX         A                           609             5,286          --         2,626
Clearwater Village            South Bend, IN                   --                   80             1,270          61         1,906
Country Meadows               Flat Rock, MI            A                           924             7,583         296         9,540
Continental North             Davison, MI                      --   (1)                                           --         3,555
Cobus Green                   Elkhart, IN                      --                  762             7,037          --           635
College Park Estates          Canton, MI                       --                   75               800         174         4,728
Continental Estates           Davison, MI                      --                1,625            16,581         150         1,570
Countryside Village           Perry, MI                B                           275             3,920         185         2,091
Creekwood Meadows             Burton, MI                       --                  808             2,043         404         6,556
Cutler Estates                Grand Rapids, MI         B                           749             6,941          --           336
Davison East                  Davison, MI                           (1)                                           --            --
Deerfield Run                 Anderson, MI                    1,700                990             1,607          --         3,228

                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                    DATE OF
                                 ---------------------------                             ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL         DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Academy/Westpoint                $  1,485           $ 14,305           $   15,790      $    1,205           2000(A)
Allendale                             366              7,359                7,725           1,408           1996(A)
Alpine                                729             10,320               11,049           1,904           1996(A)
Apple Creek                           543              5,500                6,043             623           1999(A)
Arbor Terrace                         481              4,735                5,216           1,044           1996(A)
Ariana Village                        240              2,701                2,941             745           1994(A)
Autumn Ridge                          890              8,888                9,778           1,856           1996(A)
Bedford Hills                       1,265             12,013               13,278           2,643           1996(A)
Bell Crossing                         717              5,533                6,250             428           1999(A)
Bonita Lake                           285              2,864                3,149             624           1996(A)
Boulder Ridge                       4,324             16,617               20,941           1,603           1998(C)
Branch Creek                          796              8,824                9,620           1,707           1995(A)
Brentwood                             385              3,852                4,237             867           1996(A)
Byrne Hill Village                    383              4,167                4,550             498           1999(A)
Brookside Village                     646              8,466                9,112           1,829           1985(A)
Buttonwood Bay                      1,952             19,759               21,711             931           2001(A)
Byron Center                          253              2,544                2,797             569           1996(A)
Country Acres                         380              3,737                4,117             813           1996(A)
Candlewick Court                      257              2,997                3,254             884           1985(A)
Carrington Pointe                   1,076              7,863                8,939           1,154           1997(A)
Casa Del Valle                        246              2,750                2,996             544           1997(A)
Catalina                              653              6,968                7,621           1,990           1993(A)
Candlelight Village                   600              6,274                6,874           1,371           1996(A)
Chisholm Point                        609              7,912                8,521           1,667           1995(A)
Clearwater Village                    141              3,176                3,317             799           1986(A)
Country Meadows                     1,220             17,123               18,343           3,926           1994(A)
Continental North                      --              3,711                3,711             867           1996(A)
Cobus Green                           762              7,672                8,434           2,310           1993(A)
College Park Estates                  249              5,528                5,777           1,496           1978(A)
Continental Estates                 1,775             18,151               19,926           3,516           1996(A)
Countryside Village                   460              6,011                6,471           1,637           1987(A)
Creekwood Meadows                   1,212              8,599                9,811           1,221           1997(C)
Cutler Estates                        749              7,277                8,026           1,592           1996(A)
Davison East                         --                 --                   --              --             1996(A)
Deerfield Run                         990              4,835                5,825             396           1999(A)


                                                                    SCHEDULE III
SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(AMOUNT IN THOUSANDS)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                    ACQUISITION
                                                                                 INITIAL COST TO COMPANY            IMPROVEMENTS
                                                                              ----------------------------   ----------------------
PROPERTY NAME                  LOCATION                  ENCUMBRANCE            LAND              B & F        LAND         B & F
-----------------------       -----------------       -----------------       ---------         ----------   --------     ---------
Desert View Village           West Wendover, NV                --                1,180              --           423         5,588
Eagle Crest                   Firestone, CO                    --                2,017               150       2,362        22,591
Edwardsville                  Edwardsville, KS         B                           425             8,805         541         2,671
Fisherman's Cove              Flint, MI                        --                  380             3,438          --           552
Forest Meadows                Philomath, OR                    --                1,031             2,050          --          --
Four Seasons                  Elkhart, IN                      --                  500             4,811          --          --
Goldcoaster                   Homestead, FL                    --                  446             4,234         172         1,924
Grand                         Grand Rapids, MI                 --                  374             3,587          --           203
Groves                        Ft. Meyers, FL                   --                  249             2,396          --           649
Hamlin                        Webberville, MI                  --                  125             1,675         536         3,425
High Point                    Frederika, DE                    --                  898             7,031          --         1,055
Holly Forest                  Holly Hill, FL                   --                  920             8,376          --           335
Holiday Village               Elkhart, IN                      --                  100             3,207         143         1,227
Indian Creek                  Ft. Meyers Beach, FL             --                3,832            34,660          --         1,375
Island Lake                   Merritt Island, FL               --                  700             6,431          --           313
King's Court                  Traverse City, MI        A                         1,473            13,782          --         1,559
Kensington Meadows            Lansing, MI                      --                  250             2,699          --         3,596
King's Lake                   Debary, FL                       --                  280             2,542          --         2,199
Knollwood Estates             Allendale, MI            D                           400             4,061          --          --
Kenwood                       La Feria, TX                     --                  145             1,842          --          --
Lafayette Place               Warren, MI                       --                  669             5,979          --           778
Lake Juliana                  Auburndale, FL                   --                  335             2,848          --           846
Leesburg Landing              Leesburg, FL                     --                   50               429         921           415
Liberty Farms                 Valparaiso, IN                   --                   66             1,201         116         1,917
Lincoln Estates               Holland, MI                      --                  455             4,201          --           318
Lake San Marino               Naples, FL                       --                  650             5,760          --           446
Maple Grove Estates           Dorr, MI                         --                   15               210          20           297
Meadowbrook Village           Tampa, FL                        --                  519             4,728          --           428
Meadowbrook Estates           Monroe, MI                       --                  431             3,320         379         5,960
Meadow Lake Estates           White Lake, MI           A                         1,188            11,498         127         1,826
Meadows                       Nappanee, IN                     --                  287             2,300          --         2,443
Meadowstream Village          Sodus, MI                        --                  100             1,175         109         1,443
Maplewood Mobile              Lawrence, IN                     --                  275             2,122          --           887
North Point Estates           Pueblo, CO                       --                1,582             3,027           1         2,192
Oak Crest                     Austin, TX                      8,331              4,311            12,611          --          --

                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                   DATE OF
                                 ---------------------------                             ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL         DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Desert View Village                 1,603              5,588                7,191             418           1998(C)
Eagle Crest                         4,379             22,741               27,120             633           1998(C)
Edwardsville                          966             11,476               12,442           3,203           1987(A)
Fisherman's Cove                      380              3,990                4,370           1,175           1993(A)
Forest Meadows                      1,031              2,050                3,081             239           1999(A)
Four Seasons                          500              4,811                5,311             415           2000(A)
Goldcoaster                           618              6,158                6,776           1,056           1997(A)
Grand                                 374              3,790                4,164             721           1996(A)
Groves                                249              3,045                3,294             606           1997(A)
Hamlin                                661              5,100                5,761             720           1984(A)
High Point                            898              8,086                8,984             422           1997(A)
Holly Forest                          920              8,711                9,631           1,611           1997(A)
Holiday Village                       243              4,434                4,677           1,322           1986(A)
Indian Creek                        3,832             36,035               39,867           8,033           1996(A)
Island Lake                           700              6,744                7,444           1,704           1995(A)
King's Court                        1,473             15,341               16,814           3,320           1996(A)
Kensington Meadows                    250              6,295                6,545           1,263           1995(A)
King's Lake                           280              4,741                5,021           1,116           1994(A)
Knollwood Estates                     400              4,061                4,461             205           2001(A)
Kenwood                               145              1,842                1,987             226           1999(A)
Lafayette Place                       669              6,757                7,426           1,030           1998(A)
Lake Juliana                          335              3,694                4,029             993           1994(A)
Leesburg Landing                      971                844                1,815             182           1996(A)
Liberty Farms                         182              3,118                3,300             874           1985(A)
Lincoln Estates                       455              4,519                4,974           1,000           1996(A)
Lake San Marino                       650              6,206                6,856           1,384           1996(A)
Maple Grove Estates                    35                507                  542             143           1979(A)
Meadowbrook Village                   519              5,156                5,675           1,508           1994(A)
Meadowbrook Estates                   810              9,280               10,090           2,695           1986(A)
Meadow Lake Estates                 1,315             13,324               14,639           3,899           1994(A)
Meadows                               287              4,743                5,030           1,272           1987(A)
Meadowstream Village                  209              2,618                2,827             741           1984(A)
Maplewood Mobile                      275              3,009                3,284             847           1989(A)
North Point Estates                 1,583              5,219                6,802             207           2001(C)
Oak Crest                           4,311             12,611               16,922             229           2002(A)


                                                                   SCHEDULE III
SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(AMOUNT IN THOUSANDS)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                    ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------    ---------------------
PROPERTY NAME                  LOCATION                  ENCUMBRANCE             LAND             B & F         LAND        B & F
-----------------------       -----------------       -----------------       ---------         --------      --------    ---------
Oakwood Village               Miamisburg, OH                   --                1,964             6,401          --         6,368
Orange Tree                   Orange City, FL                  --                  283             2,530          15           765
Orchard Lake                  Milford, OH              C                           395             4,025          --            15
Paradise                      Chicago Heights, IL              --                  723             6,638          --           683
Pecan Branch                  Georgetown, TX                   --                1,379              --           331         4,158
Pheasant Ridge                Lancaster, PA                                      2,044            19,279          --          --
Pine Hills                    Middlebury, IN                   --                   72               544          60         1,754
Pin Oak Parc                  St. Louis, MO            A                         1,038             3,250         467         4,776
Pine Ridge                    Petersburg, VA                   --                  405             2,397          --         1,326
Presidential                  Hudsonville, MI          A                           680             6,314          --         1,261
Parkwood Mobile               Grand Blanc, MI                  --                  477             4,279          --           764
Richmond                      Richmond, MI                     --                  501             2,040          --           393
River Ridge                   Austin, TX                      6,813              3,201            15,090          --          --
Roxbury                       Goshen, IN                       --                1,057             9,870          --          --
Royal Country                 Miami, FL                B                         2,290            20,758          --           818
River Haven                   Grand Haven, MI          D                         1,800            16,967          --          --
Saddle Oak Club               Ocala, FL                        --                  730             6,743          --           701
Saddlebrook                   San Marcos, TX                  5,481              1,703            11,843          --          --
Scio Farms                    Ann Arbor, MI                    --                2,300            22,659          --         3,861
Sea Air                       Rehoboth Beach, DE              4,484              1,207            10,179          --           683
Sherman Oaks                  Jackson, FL              B                           200             2,400         240         4,063
Siesta Bay                    Ft. Meyers Beach, FL             --                2,051            18,549          --           792
Silver Star                   Orlando, FL                      --                1,022             9,306          --           419
Southfork                     Belton, MO                       --                1,000             9,011          --         1,412
Sunset Ridge                  Portland, MI                     --                2,044              --            --        10,364
St. Clair Place               St. Clair, MI                    --                  501             2,029           1           347
Stonebridge                   Richfield Twp., MI              1,119              2,044              --         2,081          --
Snow to Sun                   Weslaco, TX                        90                190             2,143          15           857
Sun Villa                     Reno, NV                        6,665              2,385            11,773          --           345
Timber Ridge                  Ft. Collins, CO          A                           990             9,231          --         1,075
Timberbrook                   Bristol, IN              B                           490             3,400         101         5,024
Timberline Estates            Grand Rapids, MI         A                           535             4,867          --           608
Town and Country              Traverse City, MI                --                  406             3,736          --           252
Valley Brook                  Indianapolis, IN         A                           150             3,500       1,277         9,008
Village Trails                Howard City, MI                  --                  988             1,472          --           713



                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                   DATE OF
                                 ---------------------------                             ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL         DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Oakwood Village                     1,964             12,769               14,733           1,565           1998(A)
Orange Tree                           298              3,295                3,593             862           1994(A)
Orchard Lake                          395              4,040                4,435             514           1999(A)
Paradise                              723              7,321                8,044           1,579           1996(A)
Pecan Branch                        1,710              4,158                5,868             162           1999(C)
Pheasant Ridge                      2,044             19,279               21,323             328           2002(A)
Pine Hills                            132              2,298                2,430             629           1980(A)
Pin Oak Parc                        1,505              8,026                9,531           1,613           1994(A)
Pine Ridge                            405              3,723                4,128           1,045           1986(A)
Presidential                          680              7,575                8,255           1,635           1996(A)
Parkwood Mobile                       477              5,043                5,520           1,460           1993(A)
Richmond                              501              2,433                2,934             379           1998(A)
River Ridge                         3,201             15,090               18,291             383           2002(A)
Roxbury                             1,057              9,870               10,927             500           2001(A)
Royal Country                       2,290             21,576               23,866           6,489           1994(A)
River Haven                         1,800             16,967               18,767             898           2001(A)
Saddle Oak Club                       730              7,444                8,174           2,031           1995(A)
Saddlebrook                         1,703             11,843               13,546             205           2002(A)
Scio Farms                          2,300             26,520               28,820           6,349           1995(A)
Sea Air                             1,207             10,862               12,069             568           1997(A)
Sherman Oaks                          440              6,463                6,903           1,739           1986(A)
Siesta Bay                          2,051             19,341               21,392           4,307           1996(A)
Silver Star                         1,022              9,725               10,747           2,156           1996(A)
Southfork                           1,000             10,423               11,423           1,539           1997(A)
Sunset Ridge                        2,044             10,364               12,408             438           1998(C)
St. Clair Place                       502              2,376                2,878             446           1998(A)
Stonebridge                         4,125               --                  4,125            --             1998(C)
Snow to Sun                           205              3,000                3,205             552           1997(A)
Sun Villa                           2,385             12,118               14,503           1,838           1998(A)
Timber Ridge                          990             10,306               11,296           2,226           1996(A)
Timberbrook                           591              8,424                9,015           2,310           1987(A)
Timberline Estates                    535              5,475                6,010           1,535           1994(A)
Town and Country                      406              3,988                4,394             898           1996(A)
Valley Brook                        1,427             12,508               13,935           3,280           1989(A)
Village Trails                        988              2,185                3,173             306           1998(A)

                                                                   SCHEDULE III
SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002
(AMOUNT IN THOUSANDS)

                                                                                                                 COST CAPITALIZED
                                                                                                                   SUBSEQUENT TO
                                                                                                                   ACQUISITION
                                                                                 INITIAL COST TO COMPANY           IMPROVEMENTS
                                                                              ----------------------------     --------------------
PROPERTY NAME                  LOCATION                  ENCUMBRANCE            LAND              B & F          LAND        B & F
-----------------------       -----------------       -----------------       ---------         ---------      --------    --------
Water Oak Country Club Est.   Lady Lake, FL                    --                2,503            17,478          --         5,538
Westbrook                     Toledo, OH               E                         1,110            10,462          --           850
Westbrook Senior              Toledo, OH                       --                  355             3,295          --           295
West Glen Village             Indianapolis, IN                 --                1,100            10,028          --           849
White Lake                    White Lake, MI                   --                  672             6,179          --         4,612
White Oak                     Mt. Morris, MI           A                           782             7,245         112         3,601
Willowbrook                   Toledo, OH               E                           781             7,054          --           565
Windham Hills                 Jackson, MI                      --                2,673             2,364          --         7,587
Woodhaven Place               Woodhaven, MI                    --                  501             4,541          --           840
Woodlake Estates              Yoder, IN                        --                  632             3,674          --         2,603
Woodland Park Estates         Eugene, OR                      7,286              1,592            14,398          --           334
Woods Edge                    West Lafayette, IN               --                  100             2,600           3         7,644
Woodside Terrace              Holland, OH                      --                1,064             9,625          --         1,262
Worthington Arms              Lewis Center, OH                 --                  376             2,624          --         1,204
Corporate Headquarters        Farmington Hills, MI                                 --                --           --         2,730
Comal Farms                   New Braunfels, TX                --                1,455             1,732          --         4,090
Creekside                     Reidsville, NC                   --                  350             1,423          --         3,074
East Fork                     Batavia, OH                      --                1,280             6,302          --         3,633
Glen Laurel                   Concord, NC                      --                1,641               453          --         5,822
Meadowbrook                   Charlotte, NC                    --                1,310             6,570          --         2,494
Pebble Creek                  Greenwood, IN                    --                1,030             5,074          --         3,229
River Ranch                   Austin, TX                       --                4,690               843          --         4,453
Stonebridge                   San Antonio, TX                  --                2,552             2,096          --         3,752
Summit Ridge                  Converse, TX                     --                2,615             2,092          --         4,228
Sunset Ridge                  Kyle, TX                         --                2,190             2,775          --         4,601
Woodlake Trails               San Antonio, TX                  --                1,186               287         160         2,955
                                                                              --------          --------     -------      --------
                                                                              $122,450          $731,914     $15,825      $304,492
                                                                              ========          ========     =======      ========


                                     GROSS AMOUNT CARRIED
                                     AT DECEMBER 31, 2002                                                   DATE OF
                                 ---------------------------                             ACCUMULATED     CONSTRUCTION (C)
PROPERTY NAME                      LAND               B & F               TOTAL         DEPRECIATION     ACQUISITION (A)
--------------------------       --------           --------           ----------      -------------    ----------------
Water Oak Country Club Est          2,503             23,016               25,519           6,102            1993(A)
Westbrook                           1,110             11,312               12,422           1,327            1999(A)
Westbrook Senior                      355              3,590                3,945             173            2001(A)
West Glen Village                   1,100             10,877               11,977           3,034            1994(A)
White Lake                            672             10,791               11,463           1,526            1997(A)
White Oak                             894             10,846               11,740           1,780            1997(A)
Willowbrook                           781              7,619                8,400           1,133            1997(A)
Windham Hills                       2,673              9,951               12,624           1,074            1998(A)
Woodhaven Place                       501              5,381                5,882             822            1998(A)
Woodlake Estates                      632              6,277                6,909             783            1998(A)
Woodland Park Estates               1,592             14,732               16,324           2,238            1998(A)
Woods Edge                            103             10,244               10,347           1,915            1985(A)
Woodside Terrace                    1,064             10,887               11,951           1,991            1997(A)
Worthington Arms                      376              3,828                4,204           1,115            1990(A)
Corporate Headquarters                                 2,730                2,730           1,678            Various
Comal Farms                         1,455              5,822                7,277             255           2000(A&C)
Creekside                             350              4,497                4,847             221           2000(A&C)
East Fork                           1,280              9,935               11,215             581           2000(A&C)
Glen Laurel                         1,641              6,275                7,916             102           2001(A&C)
Meadowbrook                         1,310              9,064               10,374             665           2000(A&C)
Pebble Creek                        1,030              8,303                9,333             645           2000(A&C)
River Ranch                         4,690              5,296                9,986            --             2000(A&C)
Stonebridge                         2,552              5,848                8,400             375           2000(A&C)
Summit Ridge                        2,615              6,320                8,935             400           2000(A&C)
Sunset Ridge                        2,190              7,376                9,566             511           2000(A&C)
Woodlake Trails                     1,346              3,242                4,588             188           2000(A&C)
                                 --------         ----------           ----------      ----------
                                 $138,275         $1,036,562           $1,174,837      $  175,477
                                 ========         ==========           ==========      ==========


 A   These communities collateralize $152.36 million of secured debt.

 B   These communities collateralize $42.21 million of secured debt.

 C   These communities collateralize $4.67 million of secured debt.

 D   These communities collateralize $12.29 million of secured debt.

 E These communities are financed by $16.44 million of collateralized lease obligations.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.