Form 10-K/A
period 2002-12-31
SUN COMMUNITIES INC
filed 2003-04-15
CIK 912593

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

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

                                EXPLANATORY NOTE

         Sun Communities, Inc. (the "Company") amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on March 31, 2003 (the "Annual Report"), to include, as Exhibit 99.4, the audited financial statements of its subsidiary, Sun Home Services, Inc.

         The Company is also amending this Annual Report to update the Exhibit List of Item 15 to reflect the filing of Exhibit 99.4 with this amendment.
Exhibit 23 has also been revised to include the consent of PricewaterhouseCoopers LLP as the independent auditor performing the audit on Sun Home Services, Inc.'s financial statements. Except as described above, no other changes have been made to the Annual Report. This amendment continues to speak as of the date of the original Annual Report without an update by the Company of any of the disclosures contained therein to reflect any events which occurred at a later date. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, the registrant's principal executive officer and principal financial officer are providing new certifications pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 in connection with this amendment and are also furnishing, but not filing, written statements pursuant to Title 18 United States Code Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. The filing of this amendment shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2003
                                SUN COMMUNITIES, INC.


                                By: /s/ Gary A. Shiffman
                                    --------------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Gary A. Shiffman, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Sun Communities, Inc.;

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

Dated: April 14, 2003                     /s/ Gary A. Shiffman
                                       -----------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

                                 CERTIFICATIONS
        (As Adopted Under Section 302 of the Sarbanes-Oxley Act of 2002)

I, Jeffrey P. Jorissen, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K/A of Sun Communities, Inc.;

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

Dated: April 14, 2003                    /s/ Jeffrey P. Jorissen
                                    --------------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
     2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)
     3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)
     3.2      Bylaws of Sun Communities, Inc.                                                        (2)
     4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
              Communities Operating Limited Partnership (the "Operating Partnership") and
              Bankers Trust Company, as Trustee
     4.2      Form of Note for the 2001 Notes                                                        (3)
     4.3      Form of Note for the 2003 Notes                                                        (3)
     4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
              Operating Partnership and Bankers Trust Company, as Trustee
     4.5      Form of Medium-Term Note (Floating Rate)                                               (7)
     4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)
     4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
              Designating a Series of Preferred Stock and Fixing Distribution and other
              Rights in such Series
     4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
              Designating a Series of Preferred Stock
     10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
              Operating Limited Partnership
     10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)
     10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)
     10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
              directors, officers and other individuals#
     10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
              Inc. and certain directors#
     10.6     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#               (6)
     10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
              Partnership and Lehman Brothers Holdings Inc.
     10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
              Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.
     10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
              Communities, Inc. and Sun Communities, Inc.
    10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
              and High Point Associates, LP.
    10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
              Limited Partnership
    10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
              Associates, LP
    10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 94,570 shares of Common Stock
    10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 305,430 shares of Common Stock
    10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
              with respect to 80,000 shares of Common Stock


   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
    10.16     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#            (9)
    10.17     Long Term Incentive Plan                                                               (7)
    10.18     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (9)
              Shiffman, dated June 5, 1998#
    10.19     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (9)
              Jorissen, dated June 5, 1998#
    10.20     Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan M.        (9)
              Colman, dated June 5, 1998#
    10.21     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (9)
              Fannon, dated June 5, 1998#
    10.22     Sun Communities, Inc. 1998 Stock Purchase Plan#                                        (9)
    10.23     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating             (9)
              Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
              dated December 10, 1998
    10.24     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust         (8)
              Company, dated April 24, 1998
    10.25     Contribution Agreement, dated as of September 29, 1999, by and among the Sun           (11)
              Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
              Belair Real Estate Corporation
    10.26     One Hundred Third Amendment to Second Amended and Restated Limited Partnership         (11)
              Agreement of the Operating Partnership
    10.27     One Hundred Eleventh Amendment to Second Amended and Restated Limited                  (12)
              Partnership Agreement of the Operating Partnership
    10.28     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited              (12)
              Partnership Agreement of the Operating Partnership
    10.29     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited               (12)
              Partnership Agreement of the Operating Partnership
    10.30     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (12)
              Shiffman, dated March 30, 2001#
    10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (12)
              Jorissen, dated March 30, 2001#
    10.32     Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M.         (12)
              Colman, dated March 30, 2001#
    10.33     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (12)
              Fannon, dated March 30, 2001#
    10.34     Investment Agreement dated July 20, 2001 between SUI TRS, Inc., Shiffman Family        (12)
              LLC, Bingham and Woodward Holdings, LLC, amended by Amendment to Investment
              Agreement dated August 13, 2001
    10.35     Limited Liability Company Agreement of Origen Financial, L.L.C. dated December         (12)
              18, 2001 by and among SUI TRS, Inc., Shiffman Family LLC, Bingham and Woodward
              Holdings LLC
    10.36     Second Amended and Restated Subordinated Loan Agreement, dated December 4,             (15)
              2002, by and between Origen Financial L.L.C. and the Operating Partnership
    10.37     Subordinated Term Loan Agreement, dated December 4, 2002, by and between Origen        (15)
              Financial L.L.C. and the Operating Partnership

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
    10.38     First Amendment to Second Amended and Restated Subordinated Loan Agreement,            (15)
              dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home
              Services
    10.39     First Amendment to Subordinated Term Loan Agreement, dated December 30, 2002,          (15)
              by and between Origen Financial L.L.C. and Sun Home Services
    10.40     Seventh Amended and Restated Promissory Note, dated December 30, 2002, made by         (15)
              Origen Financial L.L.C. in favor of Sun Home Services
    10.41     First Amended and Restated Subordinated Term Promissory Note, dated December           (15)
              30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services
    10.42     First Amended and Restated Security Agreement, dated December 30, 2002, by and         (15)
              between Origen Financial L.L.C. and Sun Home Services
    10.43     Second Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by        (15)
              and between Origen Financial L.L.C. and Sun Home Services
    10.44     First Amended and Restated Limited Liability Company Interest Security and             (15)
              Pledge Agreement, dated December 30, 2002, by and between Origen Financial
              L.L.C. and Sun Home Services
    10.45     Second Amended and Restated Guaranty, dated December 30, 2002, by Bingham in           (15)
              favor of the Operating Partnership
    10.46     Second Amended and Restated Security Agreement, dated December 30, 2002, by and        (15)
              between Bingham and Sun Home Services.
    10.47     Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by and           (15)
              between Bingham and Sun Home Services
    10.48     Amended and Restated Membership Pledge Agreement, dated December 30, 2002, by          (15)
              and between Bingham and Sun Home Services.
    10.49     Second Amended and Restated Participation Agreement, dated December 30, 2002,          (15)
              by and among Sun Home Services, the Milton M. Shiffman Spouse's Marital Trust
              and Woodward Holding LLC
    10.50     Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun
              Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured              (13)
              Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.
    10.51     Credit Agreement, dated as of July 3, 2002, by and between the Operating
              Partnership, Sun Communities, Inc., Banc One Capital Markets, Inc., Bank One,          (13)
              N.A. and other lenders which are signatories thereto
    10.52     First Amendment to Master Credit Facility Agreement, dated as of August 29,
              2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited              (14)
              Partnership, Sun Secured Financing Houston Limited Partnership and ARCS
              Commercial Mortgage Co., L.P.
    10.53     First Amendment to Employment Agreement, dated as of July 15, 2002, by and             (14)
              between Sun Communities, Inc. and Gary A. Shiffman#
    10.54     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.55     First Amended and Restated Promissory Note (Unsecured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                      DESCRIPTION                                         FILING
    ------                                      -----------                                         ------
    10.56     First Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.57     Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.58     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
              2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
    10.59     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
              Fannon and Sun Home Services, Inc.#
    10.60     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
              Fannon and Sun Communities, Inc.#
    10.61     Lease, dated November 1, 2002, by and between the Operating Partnership as             (15)
              Tenant and American Center LLC as Landlord
    10.62     Term Loan Agreement, dated as of October 10, 2002, among Sun Financial, LLC,           (15)
              Sun Financial Texas Limited Partnership, the Operating Partnership, Sun
              Communities, Inc. and Lehman Commercial Paper, Inc.
    12.1      Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to                (15)
              Combined Fixed Charges and Preferred Dividends
    21.1      List of Subsidiaries of Sun Communities, Inc.                                          (15)
    23.1      Independent Auditors' Consent                                                          (15)
    23.2      Consent of PricewaterhouseCoopers LLP                                                  (16)
    99.1      Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to               (16)
              Section 906 of the Sarbanes-Oxley Act of 2002
    99.2      Opinion of Jaffe, Raitt, Heuer & Weiss, P.C. with respect to REIT qualification        (15)
    99.3      Audited financial statements of Origen Financial L.L.C.                                (15)
    99.4      Audited financial statements of Sun Home Services, Inc.                                (16)

---------------
(1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

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

(4) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-80972.

(5) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

(6) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(8) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-A dated May 27, 1998.

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

(11) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

(16)     Filed herewith.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.