Form 10-Q
period 2003-06-30
SUN COMMUNITIES INC
filed 2003-08-14
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2003: 18,378,926

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                                               PAGES
                                                                                                               -----
PART I
------

Item 1.           Financial Statements (Unaudited):

                  Consolidated Balance Sheets as of June 30, 2003 and
                           December 31, 2002                                                                      3

                  Consolidated Statements of Income for the periods
                           ended June 30, 2003 and 2002                                                           4

                  Consolidated Statements of Comprehensive Income for the periods
                           ended June 30, 2003 and 2002                                                           5

                  Consolidated Statements of Cash Flows for the six months
                           ended June 30, 2003 and 2002                                                           6

                  Notes to Consolidated Financial Statements                                                   7-14


Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                                15-24

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                     25

Item 4.           Controls and Procedures                                                                        26


PART II

Item 2.           Changes in Securities and Use of Proceeds                                                      27

Item 4.           Submission of Matters to a Vote of Security Holders                                            27

Item 5.           Other Information                                                                              27

Item 6.(a)        Exhibits required by Item 601 of Regulation S-K                                                27

Item 6.(b)        Reports on Form 8-K                                                                            27

                  Signatures                                                                                     28

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEET
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                JUNE 30, 2003          DECEMBER 31, 2002
                                                                            --------------------     --------------------
ASSETS
Investment in rental property, net                                          $            995,420     $            999,360
Cash and cash equivalents                                                                  1,703                    2,664
Notes and other receivables                                                               57,127                   56,329
Investments in and advances to affiliates                                                 88,719                   67,719
Other assets                                                                              38,107                   37,904
                                                                            --------------------     --------------------

                        Total assets                                        $          1,181,076     $          1,163,976
                                                                            ====================     ====================

LIABILITIES
Line of credit                                                              $             75,000     $             63,000
Debt                                                                                     612,272                  604,373
Accounts payable and accrued expenses                                                     16,888                   16,120
Deposits and other liabilities                                                             8,709                    8,461
                                                                            --------------------     --------------------

                        Total liabilities                                                712,869                  691,954
                                                                            --------------------     --------------------

Minority interests                                                                       154,660                  152,490
                                                                            --------------------     --------------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000 shares authorized; shares
     issued and outstanding                                                                    -                        -
Common stock, $.01 par value, 100,000 shares authorized; 18,581
     and 18,311 issued and outstanding for 2003 and 2002, respectively                       186                      183
Paid-in capital                                                                          427,027                  420,683
Officers' notes                                                                          (10,612)                 (10,703)
Unearned compensation                                                                     (7,980)                  (8,622)
Accumulated other comprehensive loss                                                      (4,231)                  (1,851)
Distributions in excess of accumulated earnings                                          (84,459)                 (73,774)
Treasury stock, at cost, 202 shares                                                       (6,384)                  (6,384)
                                                                            --------------------     --------------------

                        Total stockholders' equity                                       313,547                  319,532
                                                                            --------------------     --------------------

                        Total liabilities and stockholders' equity          $          1,181,076     $          1,163,976
                                                                            ====================     ====================



   The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS                   SIX MONTHS
                                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                                            -----------------------------   ----------------------------
                                                                2003            2002            2003           2002
                                                            -------------   -------------   ------------   -------------
REVENUES:
     Income from property                                   $      40,121   $      38,060   $      81,876  $      76,740
     Other income                                                   3,035           2,189           5,977          4,599
                                                            -------------   -------------   -------------  -------------
         Total revenues                                            43,156          40,249          87,853         81,339
                                                            -------------   -------------   -------------  -------------
EXPENSES:
     Property operating and maintenance                             9,603           7,940          19,820         16,291
     Real estate taxes                                              3,020           2,582           6,046          5,134
     Property management                                              703             557           1,457          1,315
     General and administrative                                     1,801           1,151           3,420          2,470
     Depreciation and amortization                                 10,996           9,355          21,765         18,468
     Interest                                                      10,447           7,722          19,207         15,568
                                                            -------------   -------------   -------------  -------------
         Total expenses                                            36,570          29,307          71,715         59,246
                                                            -------------   -------------   -------------  -------------

Income before equity income (loss) from affiliates,
     minority interests and discontinued operations                 6,586          10,942          16,138         22,093
Equity income (loss) from affiliates                                  736            (960)            565         (1,182)
                                                            -------------   -------------   -------------  -------------

Income before minority interests and discontinued
     operations                                                     7,322           9,982          16,703         20,911

Less income allocated to minority interests:
     Preferred OP Units                                             2,133           1,947           4,261          3,866
     Common OP Units                                                  650           1,033           1,560          2,209
                                                            -------------   -------------   -------------  -------------

Income from continuing operations                                   4,539           7,002          10,882         14,836
Income (loss) from discontinued operations                              -               -               -            280
                                                            -------------   -------------   -------------  -------------
Net income                                                  $       4,539   $       7,002   $      10,882  $      15,116
                                                            =============   =============   =============  =============

Weighted average common shares outstanding:
          Basic                                                    17,902          17,544          17,846         17,433
                                                            =============   =============   =============  =============
          Diluted                                                  18,091          17,788          18,000         17,661
                                                            =============   =============   =============  =============

Basic earnings per share:
     Continuing operations                                  $        0.25   $        0.40   $        0.61  $        0.85
     Discontinued operations                                            -               -               -           0.02
                                                            -------------   -------------   -------------  -------------
     Net income                                             $        0.25   $        0.40   $        0.61  $        0.87
                                                            =============   =============   =============  =============
Diluted earnings per share:
     Continuing operations                                  $        0.25   $        0.39   $        0.60  $        0.84
     Discontinued operations                                            -               -               -           0.02
                                                            -------------   -------------   -------------  -------------
     Net income                                             $        0.25   $        0.39   $        0.60  $        0.86
                                                            =============   =============   =============  =============



   The accompanying notes are an integral part of the consolidated financial statements.

                             SUN COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                          THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                 -----------------------------   -----------------------------
                                                     2003            2002            2003            2002
                                                 -------------   -------------   -------------   -------------
Net income                                       $       4,539   $       7,002   $      10,882   $      15,116
Unrealized losses on interest rate swaps                (1,942)              -          (2,381)              -
                                                 -------------   -------------   -------------   -------------
Comprehensive income                             $       2,597   $       7,002   $       8,501   $      15,116
                                                 =============   =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          2003             2002
                                                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $      10,882    $      15,116
              Adjustments to reconcile net income to cash provided by operating activities:
              Income allocated to minority interests                                         1,560            2,209
              Income from discontinued operations                                                -             (280)
              Operating income included in discontinued operations                               -               11
              Depreciation and amortization                                                 21,765           18,468
              Amortization of deferred financing costs                                         699              554
     Increase in other assets                                                               (4,347)          (5,334)
     Increase in accounts payable and other liabilities                                      1,016              220
                                                                                     -------------    -------------
                         Net cash provided by operating activities                          31,575           30,964
                                                                                     -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties                                                          (14,139)         (58,479)
  Proceeds related to property dispositions                                                      -            3,288
  Investment in notes receivable, net                                                         (798)               -
  Investment in and advances to affiliates                                                 (21,501)         (10,296)
  Repayments on notes receivable, net                                                            -            9,120
  Officers' notes                                                                               91                -
                                                                                     -------------    -------------
                         Net cash used in investing activities                             (36,347)         (56,367)
                                                                                     -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and OP units, net                               6,300           13,842
  Borrowings (repayments) on line of credit, net                                            12,000          (45,000)
  Proceeds from notes payable and other debt                                               150,000          101,760
  Repayments on notes payable and other debt                                              (137,931)         (14,662)
  Payments for deferred financing costs                                                     (1,953)          (1,193)
  Distributions                                                                            (24,605)         (22,851)
                                                                                     -------------    -------------
                         Net cash provided by financing activities                           3,811           31,896
                                                                                     -------------    -------------

  Net increase (decrease) in cash and cash equivalents                                        (961)           6,493

  Cash and cash equivalents, beginning of period                                             2,664            4,587
                                                                                     -------------    -------------

  Cash and cash equivalents, end of period                                           $       1,703    $      11,080
                                                                                     =============    =============

SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $1,029 and
     $1,567 for the six months ended June 30, 2003 and 2002, respectively            $      16,453    $      16,086
Noncash investing and financing activities:
     Debt assumed for rental properties                                              $           -    $       6,813
     Issuance of partnership units for rental properties                             $           -    $       4,500
     Issuance of partnership units to retire capitalized lease obligations           $       4,170    $           -
     Unrealized losses on interest rate swaps                                        $       2,381    $           -

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

2.       INVESTMENTS IN AND ADVANCES TO AFFILIATES:

         Sun Home Services, Inc. ("SHS") sells and rents homes in our communities, manages a golf course, and provides activities and other services and facilities for our residents. Through Sun Communities Operating Limited Partnership (the "Operating Partnership"), the Company owns one hundred percent (100%) of the outstanding preferred stock of SHS, is entitled to ninety-five percent (95%) of the operating cash flow, and accounts for its investment utilizing the equity method of accounting. The common stock is owned by one officer of the Company and the estate of a former officer of the Company who collectively are entitled to receive five percent (5%) of the operating cash flow.

         In December 2001, the Company, through SHS, made a $15 million equity investment in a newly formed company Origen Financial, L.L.C. ("Origen"), a successor to Bingham Financial Services Corporation, whose business is to finance the purchase of manufactured homes. As a result of this equity investment, the Company owns approximately a thirty percent (30%) interest in Origen. The Company wrote-off its remaining equity investment in Origen during 2002.

         Through Sun Home Services, the Company and two other participants (one unaffiliated and one affiliated with Gary A. Shiffman, the Company's Chief Executive Officer and President) continue to provide financing to Origen and are subject to the risks of being a lender. These risks include the risks relating to borrower delinquency and default and the adequacy of the collateral for such loans. This financing consists of a $48 million line of credit and a $10 million term loan of which the Company's commitment is $35.5 million ($35.1 million and $33.6 million was outstanding as of June 30, 2003 and December 31, 2002, respectively). The line bears interest at a per annum rate equal to 700 basis points over LIBOR, with a minimum interest rate of 11 percent and a maximum interest rate of 15 percent. Of the Company's $35.5 million participation, $18 million is subordinate in all respects to the first $40.0 million funded under the facility by the three participants. This line of credit is collateralized by a security interest in Origen's assets, which is subordinate in all respects to all institutional indebtedness of Origen.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.       INVESTMENTS IN AND ADVANCES TO AFFILIATES, CONTINUED:

         Summarized combined financial information of the Company's equity investments for the six months ended June 30, 2003 in SHS and Origen, are presented below before elimination of intercompany transactions. Pursuant to the write-off of the Company's equity investment in Origen during 2002, Sun's equity income from affiliates reflects only the Company's share of SHS income.


         Revenues                                    $     31,434
         Expenses                                          39,195
                                                     -------------
         Net income (loss)                           $     (7,761)
                                                     =============
         Sun's equity income from affiliates         $        565
                                                     =============

3.       RENTAL PROPERTY:

         The following summarizes rental property (amounts in thousands):


                                                        JUNE 30,          DECEMBER 31,
                                                          2003                2002
                                                      -----------         -----------
         Land                                         $   104,816         $   101,926
         Land improvements and buildings                1,022,560             999,540
         Furniture, fixtures, and equipment                26,800              26,277
         Land held for future development                  32,103              34,573
         Property under development                         2,616              12,521
                                                      -----------         -----------
                                                        1,188,895           1,174,837
         Accumulated depreciation                        (193,475)           (175,477)
                                                      -----------         -----------
         Rental property, net                         $   995,420         $   999,360
                                                      ===========         ===========


         During the six months ended June 30, 2003, the Company did not acquire any rental properties.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.       NOTES AND OTHER RECEIVABLES:

         The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                                     JUNE 30,              DECEMBER 31,
                                                                                      2003                     2002
                                                                               -----------------        -----------------
         Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately LIBOR + 3.0%,  maturing at various dates
                 through August 2008, substantially collateralized by
                 manufactured home communities.                                $          40,182        $          38,420
         Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and
                 maturity of 8.2% and 20 years, respectively.                             11,179                   11,633
         Other receivables                                                                 5,766                    6,276
                                                                               -----------------        -----------------
                                                                               $          57,127        $          56,329
                                                                               =================        =================

         At June 30, 2003, the maturities of mortgages and other notes receivables are approximately as follows: 2003-$1.4 million; 2004-$20.2 million; 2006-$3.8 million; 2008-and after $14.8 million.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       DEBT:


         The following table sets forth certain information regarding debt (amounts in thousands):


                                                                                JUNE 30,              DECEMBER 31,
                                                                                  2003                   2002
                                                                            -----------------      -----------------
         Callable/redeemable notes, interest at 6.770%, due
               May 14, 2015, callable/redeemable May 16, 2005               $          65,000      $          65,000
         Senior notes, interest at 6.970%, due December 3, 2007                        35,000                 35,000
         Senior notes, interest at 8.200%, due August 15, 2008                        100,000                100,000
         Senior notes, interest at 5.750%, due April 15, 2010                         150,000                      -
         Bridge loan, at variable interest rate (2.617% at
               December 31, 2002), matured April 30, 2003                                   -                 48,000
         Senior notes, interest at 7.625%, matured May 1, 2003                              -                 85,000
         Collateralized term loan, due to FNMA, due
               May 2007, with a weighted average interest rate of
               3.16 percent and 2.17 percent at June 30, 2003 and
               December 31, 2002, respectively, convertible                           152,363                152,363
               to a 5 to 10 year fixed rate loan
         Collateralized term loan, interest at 7.010%, due
               September 9, 2007                                                       41,883                 42,206
         Capitalized lease obligations, interest at 5.510%, due
               January 1, 2004                                                          9,739                 16,438
         Mortgage notes, other                                                         58,287                 60,366
                                                                            -----------------      -----------------
                                                                            $         612,272      $         604,373
                                                                            =================      =================

         The collateralized term loans totaling $194,246 at June 30, 2003 are secured by 22 properties comprising approximately 10,600 sites. The capitalized lease obligations and mortgage notes are collateralized by 12 communities comprising approximately 3,900 sites. At the lease expiration date of the capitalized leases the Company has the right and intends to purchase the properties for the amount of the then outstanding lease obligation. One of the capitalized lease obligations matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $860,000 and the assumption of approximately $1,570,000 of debt, which was immediately retired.

         The initial term of the variable rate FNMA debt is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

         The Company has a $105 million unsecured line of credit of which $30.0 million was available to be drawn at June 30, 2003. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit at June 30, 2003 was 1.96 percent.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       DEBT, CONTINUED:

         In April 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million due on April 30 and May 1, 2003, respectively. The remaining $15 million of net proceeds was used to pay down the Company's line of credit.

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

         The swap agreements are effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of
         4.93 percent. A second swap matures in July 2012, with an effective fixed rate of 5.37 percent. The third swap matures in July 2007, with an effective fixed rate of 3.97 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 03, 2006. Each of the Company's derivative contracts are based upon 90-day LIBOR.

         The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation of $0.7 million is reflected as a component of interest expense in the statements of income for the six months ended June 30, 2003.

         In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $5.4 million and $2.3 million as of June 30, 2003 and December 31, 2002, respectively.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       OTHER INCOME:

         The components of other income are as follows for the periods ended June 30, 2003 and 2002 (in thousands):

                                     THREE MONTHS                     SIX MONTHS
                                    ENDED JUNE 30,                   ENDED JUNE 30,
                            -----------------------------    ------------------------------
                               2003             2002             2003             2002
         Interest Income    $      2,894     $      1,473    $      5,657      $      3,221
         Other Income                141              716             320             1,378
                            ------------     ------------    ------------      ------------
                            $      3,035     $      2,189    $      5,977      $      4,599
                            ============     ============    ============      ============


8.       STOCK OPTIONS:

         The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the periods ended June 30, 2003 and 2002:


                                                                              THREE MONTHS                SIX MONTHS
                                                                             ENDED JUNE 30,              ENDED JUNE 30,
                                                                       --------------------------- ---------------------------
                                                                           2003          2002          2003          2002
                                                                       ------------- ------------- -------------  ------------
         Net income, as reported                                       $      4,539  $      7,002  $     10,882   $     15,116
         Additional compensation expense under fair value method       $        (59) $       (123) $       (180)  $       (232)
                                                                       ------------  ------------  ------------   ------------
         Pro forma net income                                          $      4,480  $      6,879  $     10,702   $     14,884
                                                                       ============  ============  ============   ============

         Earnings per share (Basic), as reported                       $       0.25  $       0.40  $       0.61   $       0.87
                                                                       ============  ============  ============   ============
         Earnings per share (Basic), pro forma                         $       0.25  $       0.39  $       0.60   $       0.85
                                                                       ============  ============  ============   ============

         Earnings per share (Diluted), as reported                     $       0.25  $       0.39  $       0.60   $       0.86
                                                                       ============  ============  ============   ============
         Earnings per share (Diluted), pro forma                       $       0.25  $       0.39  $       0.59   $       0.84
                                                                       ============  ============  ============   ============

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.       EARNINGS PER SHARE (IN THOUSANDS):

                                                                        THREE MONTHS                    SIX MONTHS
                                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                              ---------------------------------------------------------------
                                                                  2003             2002            2003            2002
                                                              -------------    -------------   --------------  -------------
        Earnings used for basic and diluted earnings
          per share computation:
                Continuing operations                         $       4,539    $       7,002   $      10,882   $       14,836
                                                              =============    =============   =============   ==============
                Discontinued operations                       $           -    $           -   $           -   $          280
                                                              =============    =============   =============   ==============

        Total shares used for basic earnings per share               17,902           17,544          17,846           17,433
        Dilutive securities, principally stock options                  189              244             154              228
                                                              -------------    -------------   -------------   --------------
        Total weighted average shares used for diluted
             earnings per share computation                          18,091           17,788          18,000           17,661
                                                              =============    =============   =============   ==============


         Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

10.      RECENT ACCOUNTING PRONOUNCEMENTS:

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS No. 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. Upon adoption of SFAS 150 on July 1, 2003 the Company will reclassify $58.1 million of mandatorily redeemable preferred operating partnership units currently classified as minority interest in the Company's balance sheet into debt. The reclassification will have no effect on the Company's compliance with the covenant requirements of its credit agreements.

         In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this Statement will not have a significant impact on the financial position or results of the operations of the Company.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.      RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply in the first interim period beginning after June 15, 2003 (i.e., third quarter of 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. Pursuant to FIN 46, the Company intends to consolidate SHS in its financial reporting beginning July 1, 2003. The Company will also be required to consolidate Origen beginning July 1, 2003 in accordance with FIN 46 if the Company maintains its current equity and debt positions in Origen. If, however, Origen completes a financing transaction or other recapitalization event which results in reducing the Company's exposure to Origen's potential losses to less than a majority, the Company may not be required to consolidate Origen in accordance with FIN 46.

11.      CONTINGENCIES

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three and six months ended June 30, 2003, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2003 and 2002

For the six months ended June 30, 2003, income before minority interests and discontinued operations decreased by 20.1 percent from $20.9 million to $16.7 million, when compared to the six months ended June 30, 2002. The decrease was due to increased revenues and equity income of $8.3 million offset by increased expenses of $12.5 million as described in more detail below.

Income from property increased by $5.2 million from $76.7 million to $81.9 million, or 6.8 percent, due to acquisitions made during the prior year whose partial year income affects comparability ($3.5 million) and rent increases and other community revenues ($1.7 million).

Equity income from affiliates increased by $1.7 million to an income of $0.6 million due primarily to increased profitability and volume of home sales and that the prior period included $0.5 million of losses from Origen and $0.2 million of losses from SunChamp, which is now consolidated. Other income increased by $1.4 million from $4.6 million to $6.0 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $3.5 million from $16.3 million to $19.8 million, or 21.5 percent. The increase was due to the expansion of cable TV services ($0.2 million), increase in property and casualty insurance costs ($0.2 million), increase in employee benefits costs ($0.2 million), increases in utility costs ($0.5 million), and increases in repair and maintenance expenses ($0.5 million). Acquisitions made during 2002 and the consolidation of SunChamp properties accounted for $1.7 million of the remaining increase of $1.9 million.

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

Real estate taxes increased by $0.9 million from $5.1 million to $6.0 million, or 17.6 percent, due to acquisitions made during 2002 ($0.4 million) and increases in assessments and tax rates ($0.5 million).

General and administrative expenses including property management increased by $1.1 million from $3.8 million to $4.9 million, or 28.9 percent, due primarily to the relocation of our offices ($0.2 million), increased Michigan Single Business taxes ($0.3 million), additional staffing related to the SunChamp acquisition ($0.3 million) and assorted other minor increases ($0.3 million).

Depreciation and amortization increased by $3.3 million from $18.5 million to $21.8 million, or 17.8 percent, due primarily to additional investment in rental property.

Interest expense increased by $3.6 million from $15.6 million to $19.2 million, or 23.1 percent, due to reduced capitalized interest ($0.5 million), a valuation adjustment related to a swap to fix interest rates in the current period ($0.7 million), with the remainder due to increased debt levels somewhat offset by lower interest rates.

Comparison of the three months ended June 30, 2003 and 2002

For the three months ended June 30, 2003, income before minority interest and discontinued operations decreased by 27.0 percent from $10.0 million to $7.3 million, when compared to the three months ended June 30, 2002. The decrease was due to increased revenues and equity income of $4.6 million offset by increased expenses of $7.3 million as described in more detail below.

Income from property increased by $2.0 million from $38.1 million to $40.1 million, or 5.2 percent, due primarily to acquisitions made during the prior year whose partial year income affects comparability.

Equity income from affiliates increased by $1.7 million to income of $0.7 million due primarily to increased profitability and volume of home sales and that the prior period included $0.5 million of losses from Origen. Other income increased by $0.8 million from $2.2 million to $3.0 million, due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $1.7 million from $7.9 million to $9.6 million, or 21.5 percent. The increase was due to the expansion of cable TV services ($0.1 million), increases in utility costs ($0.2 million), and increase in repair and maintenance expense ($0.3 million). Acquisitions made during 2002 and consolidation of SunChamp properties accounted for the remaining $1.1 million of the increase.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Real estate taxes increased by $0.4 million from $2.6 million to $3.0 million, or 15.4 percent, due to acquisitions made during 2002 ($0.2 million) and increases in assessments and tax rates ($0.2 million).

General and administrative expenses including property management increased by $0.8 million from $1.7 million to $2.5 million, or 47.1 percent, due primarily to the relocation of our offices ($0.2 million), increased Michigan Single Business tax ($0.1 million), additional staffing related to the SunChamp acquisition ($0.3 million), and assorted other increases ($0.3 million).

Depreciation and amortization increased by $1.6 million from $9.4 million to $11.0 million, or 17.0 percent, due primarily to additional investment in rental property.

Interest expense increased by $2.7 million from $7.7 million to 10.4 million, or
35.1 percent, due to reduced capitalized interest ($0.5 million), a valuation adjustment related to a swap to fix interest rates in the current period ($0.5 million), with the remainder due to increased debt levels somewhat offset by lower interest rates.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the six months ended June 30, 2003 and 2002. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2002 and June 30, 2003. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                             SAME PROPERTY                   TOTAL PORTFOLIO
                                                      ---------------------------       ---------------------------
                                                         2003             2002             2003             2002
                                                      ----------       ----------       ----------       ----------
Income from property                                  $   69,907       $   67,877       $   81,876       $   76,740
                                                      ----------       ----------       ----------       ----------
Property operating expenses:
   Property operating and maintenance                     13,422           12,150           19,820           16,291
   Real estate taxes                                       5,467            4,990            6,046            5,134
                                                      ----------       ----------       ----------       ----------
   Property operating expenses                            18,889           17,140           25,866           21,425
                                                      ----------       ----------       ----------       ----------
Property net operating income(2)                      $   51,018       $   50,737       $   56,010       $   55,315
                                                      ==========       ==========       ==========       ==========

Number of operating properties                               109              109              130              117
Developed sites                                           38,980           38,915           44,520           41,405
Occupied sites                                            34,844           35,667           38,714           37,816
Occupancy %                                                   91%(1)         93.6%(1)        88.05%(1)         93.1%(1)
Weighted average monthly rent per site                $      324(1)    $      310(1)    $      324(1)    $      310(1)
Sites available for development                            2,001            2,107            7,050            4,268
Sites planned for development in current year                  8               78                8              433


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
(2) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. The Company considers NOI, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure to net income because NOI provides a measure of rental operations and does not factor in depreciation/amortization and non-property specific expenses such as general and administrative expenses.

On a same property basis, property net operating income increased by $0.3 million from $50.7 million to $51.0 million, or 0.6 percent. Income from property increased by $2.0 million from $67.9 million to $69.9 million, or 3.0 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $1.8 million from $17.1 million to $18.9 million, or 10.5 percent, due primarily to increases in real estate taxes, repair and maintenance and payroll.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the Operating Partnership's unitholders, property acquisitions, development and expansion of properties, capital contributions to affiliates, capital improvements of properties and debt repayment.

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

The Company plans to invest approximately $5 to $10 million in developments consisting of expansions to existing communities and the development of new communities during 2003. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

Furthermore, the Company may invest in the range of $20 to $40 million in the acquisition of properties in 2003, depending upon market conditions. The Company would finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

Cash and cash equivalents decreased by $0.9 million to $1.7 million at June 30, 2003 compared to $2.6 million at December 31, 2002 because cash used in investing activities exceeded cash provided by operating and financing activities. Net cash provided by operating activities increased by $0.6 million to $31.6 million for the six months ended June 30, 2003 compared to $31.0 million for the six months ended June 30, 2002.

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

In 2003, the Company increased its existing line of credit to an $105 million facility, which matures in July 2005, with a one-year optional extension. At June 30, 2003, the average interest rate of outstanding borrowings under the line of credit was 1.96 percent with $75.0 million outstanding and $30.0 million available to be drawn under the facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at June 30, 2003.

The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At June 30, 2003, the Company's outstanding contractual obligations were as follows:


CONTRACTUAL CASH OBLIGATIONS

CONTRACTUAL CASH OBLIGATIONS(3)     TOTAL                                               AFTER
                                     DUE         1 YEAR     2-3 YEARS    4-5 YEARS     5 YEARS
                                  ----------   ----------   ----------   ----------   ----------
Line of credit                    $   75,000   $        -   $   75,000   $        -   $        -
Collateralized term loan              41,883          682        1,516       39,685            -
Collateralized term loan - FNMA      152,363            -            -            -      152,363
Senior notes                         350,000            -       65,000       35,000      250,000
Mortgage notes, other                 58,288        9,319       20,946        3,398       24,625
Capitalized lease obligations          9,739        9,739            -            -            -
Redeemable Preferred OP Units         58,147            -        8,175       14,190       35,782
                                  ----------   ----------   ----------   ----------   ----------
                                  $  745,420   $   19,740   $  170,637   $   92,273   $  462,770
                                  ==========   ==========   ==========   ==========   ==========

(3) The Company is the guarantor of $22.9 million in personal bank loans which is not reflected in the balance sheet, maturing in 2004, made to the Company's directors, employees and consultants for the purpose of purchasing shares of Company common stock or Operating Partnership OP Units pursuant to the Company's Stock Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due.

(4) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2005 if the 10 year Treasury rate is greater than 5.7% on May 16, 2005. The maturity is reflected in the above table based on that assumption.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, Operating Partnership unit redemptions and potential additional capital contributions to affiliates (see Note 2: Investments in and Advances to Affiliates in the Notes to Consolidated Financial Statements), through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. The Company has maintained investment grade ratings with Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, nearly $1.0 billion from the sale of its common stock, the sale of OP units in the Operating Partnership and the issuance of secured and unsecured debt securities. In addition, at June 30, 2003, ninety-six of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

At June 30, 2003, the Company's debt to total market capitalization approximated
42.5 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.6 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the six months ended June 30, 2003 and 2002 included recurring capital expenditures of $2.7 million and $2.6 million, respectively.

Net cash used in investing activities decreased by $20.1 million to $36.3 million compared to $56.4 million provided by investing activities for the six months ended June 30, 2002. This decrease was due to a $44.5 million decrease in rental property acquisition activities, offset by a $3.3 million decrease in proceeds related to property dispositions, an increase of $0.8 in investment in notes receivable, an increase of $11.2 million in investment in and advances to affiliates and a $9.1 million decrease in repayments of and investment in notes receivable, net.

Net cash provided by financing activities decreased by $28.1 million to $3.8 million from $31.9 million used in financing activities for the six months ended June 30, 2002. This decrease was primarily due to increase of borrowings on line of credit by $57.0 million, a $48.0 million increase of proceeds from notes payable and other debt, offset by proceeds from issuance of common stock decreasing by $7.5 million, repayments on notes payable and other debt increasing by $123.2 million, a $1.7 million increase in distributions, and $0.7 million increase in payments for deferred financing costs.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE
Investors in and analysts following the real estate industry utilize funds from operations ("FFO") as a supplemental performance measure. While the Company believes net income (as defined by generally accepted accounting principles) is the most appropriate measure, it considers FFO, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO for the periods ended June 30, 2003 and 2002 (in thousands):

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                     JUNE 30,
                                                          ---------------------------   ----------------------------
                                                             2003           2002           2003            2002
                                                          ------------   ------------   ------------    ------------
Net Income                                                $      4,539   $      7,002   $     10,882    $     15,116
Adjustments:
          Depreciation of rental property                       10,600          9,283         21,109          18,324
          Valuation adjustment (5)                                 461            675
          Allocation of SunChamp losses (6)                      1,087          1,937
          Income allocated to Minority Interest                    650          1,033          1,560           2,209
          (Gain) on sale of properties                               -              -              -            (269)
                                                          ------------   ------------   ------------    ------------
FFO                                                       $     17,337   $     17,318   $     36,163    $     35,380
                                                          ============   ============   ============    ============

Weighted average common shares/OP Units outstanding:
          Basic                                                 20,427         20,133         20,384          20,027
                                                          ============   ============   ============    ============
          Diluted                                               20,616         20,377         20,538          20,255
                                                          ============   ============   ============    ============

FFO per weighted average Common Share/OP Unit - Basic     $       0.85   $       0.86   $       1.77    $       1.77
                                                          ============   ============   ============    ============

FFO per weighted average Common Share/OP Unit - Diluted   $       0.84   $       0.85   $       1.76    $       1.75
                                                          ============   ============   ============    ============

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

(5) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfections related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from Funds From Operations. The valuation adjustment is included in interest expense.

(6) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating Funds from Operations.

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

The Company's variable rate debt totals $172.8 million and $54.8 million as of June 30, 2003 and 2002, respectively, which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.00 percent during the six months ended June 30, 2003 and 2002, the Company believes its interest expense would have increased or decreased by approximately $2.4 million and $1.1 million based on the $240.7 million and $114.3 million average balance outstanding under the Company's variable rate debt facilities for the six months ended June 30, 2003 and 2002, respectively.

Additionally, the Company had $30.6 million and $38.1 million LIBOR based variable rate mortgage and other notes receivables as of June 30, 2003 and 2002, respectively. If LIBOR increased or decreased by 1.0 percent during the six months ended June 30, 2003 and 2002, the Company believes interest income would have increased or decreased by approximately $0.3 million and $0.4 million based on the $28.8 million and $36.2 million average balance outstanding on all variable rate notes receivables for the six months ended June 30, 2003 and 2002, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of these swap agreements fixes $25 million of variable rate borrowings at 4.93 percent for the period April 2003 through July 2009, another of these swap agreements fixes $25 million of variable rate borrowings at 5.37 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.97 percent for the period April 2003 through July 2007. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 13, 2006. Each of the Company's derivative contracts are based upon 90-day LIBOR.

                              SUN COMMUNITIES, INC.





ITEM 4. CONTROLS AND PROCEDURES


     (a) Under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2003, the Company issued an aggregate of 79,416 shares of its common stock upon exchange of an aggregate of 79,416 OP Units of the Operating Partnership. All of these shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2003, the Company held its Annual Meeting of Shareholders. The only matter voted upon at the meeting was the election of two directors to serve until the 2006 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                               % OF SHARES                        % OF SHARES
       NOMINEES                   FOR             VOTING           AGAINST           VOTING            WITHHELD
       --------                   ---             ------           -------           ------            --------
Paul D. Lapides               15,622,930           98%              -0-               -0-              296,088

Ted J. Simon                  15,700,568           98%              -0-               -0-              218,540

ITEM 5. -- OTHER INFORMATION

In June 2003, the Company entered into an Agreement for Purchase and Sale of Manufactured Home Loans ("Agreement") pursuant to which it can elect, from time to time, to purchase and hold up to $50.0 million principal amount of manufactured home loans from Origen at a purchase price equal to the book value of such loans, as reflected on Origen's books and records, plus accrued and unpaid interest on such loans. Origen services any loans the Company acquires under this agreement and the Company pays Origen an annual servicing fee of 1.25% of the outstanding principal balance of these loans. The Company has purchased loans from Origen under the Agreement and sold loans to Origen under a separate agreement. At July 31, 2003, the Company had a portfolio of approximately $25.0 million in principal amount of loans purchased under the Agreement. As partial consideration for the repurchase by Origen of certain loans purchased by the Company under the Agreement, Origen issued to the Company preferred equity interests in Origen's special purpose entity that holds residual securitization interests. These preferred equity interests had a value of approximately $7.3 million at the time of issuance.

ITEM 6.(A) -- EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

ITEM 6.(B) - REPORTS ON FORM 8-K

Form 8-K, dated May 2, 2003, furnished for the purpose of reporting, under Item 12 - Results of Operations and Financial Condition, the Company's 2003 first quarter earnings and results of operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003



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

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------


31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.