Form 10-Q
period 2003-09-30
SUN COMMUNITIES INC
filed 2003-11-13
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

           27777 Franklin Rd.
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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2003: 18,915,464

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                                           PAGES
                                                                                                           -----
PART I

Item 1.        Financial Statements (Unaudited):

               Consolidated Balance Sheets as of September 30, 2003 and
                        December 31, 2002                                                                      3

               Consolidated Statements of Income for the periods
                        ended September 30, 2003 and 2002                                                      4

               Consolidated Statements of Comprehensive Income for the periods
                        ended September 30, 2003 and 2002                                                      5

               Consolidated Statements of Cash Flows for the nine months
                        ended September 30, 2003 and 2002                                                      6

               Notes to Consolidated Financial Statements                                                   7-15


Item 2.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                16-25

Item 3.        Quantitative and Qualitative Disclosures about Market Risk                                     26

Item 4.        Controls and Procedures                                                                        27


PART II

Item 6.(A)     Exhibits required by Item 601 of Regulation S-K                                                28

Item 6.(B)     Reports on Form 8-K                                                                            28

               Signatures                                                                                     29


                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SEPTEMBER 30, 2003           DECEMBER 31, 2002
                                                                             --------------------------   ------------------------
ASSETS
   Investment in rental property, net                                                $   979,655                $   999,360
   Properties held for disposition, net                                                   12,931                       --
   Cash and cash equivalents                                                              17,184                      2,664
   Notes and other receivables                                                            58,566                     56,329
   Investments in and advances to affiliates                                             116,724                     67,719
   Other assets                                                                           43,567                     37,904
                                                                                     -----------                -----------

                            Total assets                                             $ 1,228,627                $ 1,163,976
                                                                                     ===========                ===========

LIABILITIES
   Line of credit                                                                    $   102,500                $    63,000
   Debt                                                                                  674,919                    658,351
   Accounts payable and accrued expenses                                                  17,770                     16,120
   Deposits and other liabilities                                                          7,119                      8,461
                                                                                     -----------                -----------

                            Total liabilities                                            802,308                    745,932
                                                                                     -----------                -----------

   Minority interests                                                                     95,649                     98,512
                                                                                     -----------                -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000 shares authorized; no                               -                          -
     shares issued and outstanding
   Common stock, $.01 par value, 100,000 shares authorized; 19,117
     and 18,311 issued for 2003 and 2002, respectively                                       191                        183
   Paid-in capital                                                                       446,651                    420,683
   Officers' notes                                                                       (10,583)                   (10,703)
   Unearned compensation                                                                  (7,658)                    (8,622)
   Accumulated other comprehensive loss                                                   (2,198)                    (1,851)
   Distributions in excess of accumulated earnings                                       (89,349)                   (73,774)
   Treasury stock, at cost, 202 shares                                                    (6,384)                    (6,384)
                                                                                     -----------                -----------

                            Total stockholders' equity                                   330,670                    319,532
                                                                                     -----------                -----------

                            Total liabilities and stockholders' equity               $ 1,228,627                $ 1,163,976
                                                                                     ===========                ===========








         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 --------------------------         --------------------------
                                                                   2003             2002              2003             2002
REVENUES:
Income from property                                             $  39,090        $  37,732         $ 119,465        $ 112,974
Other income                                                         3,920            2,595             9,897            7,194
                                                                 ---------        ---------         ---------        ---------
     Total revenues                                                 43,010           40,327           129,362          120,168
                                                                 ---------        ---------         ---------        ---------

EXPENSES:
Property operating and maintenance                                  10,091            8,691            29,640           24,772
Real estate taxes                                                    2,937            2,496             8,805            7,458
Property management                                                    683              541             2,140            1,856
General and administrative                                           1,898            1,130             5,318            3,600
Depreciation and amortization                                       11,036            9,505            32,486           27,661
Interest                                                             7,352            8,266            26,559           23,834
                                                                 ---------        ---------         ---------        ---------
     Total expenses                                                 33,997           30,629           104,948           89,181
                                                                 ---------        ---------         ---------        ---------

Income before equity income (loss) from affiliates,
     minority interests, and discontinued operations                 9,013            9,698            24,414           30,987
Equity income (loss) from affiliates                                    27           (1,457)              592           (2,639)
                                                                 ---------        ---------         ---------        ---------

Income before minority interests and discontinued
     operations                                                      9,040            8,241            25,006           28,348

Less income allocated to minority interests:
     Preferred OP Units                                              2,136            1,951             6,397            5,817
     Common OP Units                                                   816              801             2,284            2,902
                                                                 ---------        ---------         ---------        ---------

Income from continuing operations                                    6,088            5,489            16,325           19,629
Income from discontinued operations                                    333              313               978            1,289
                                                                 ---------        ---------         ---------        ---------
Net income                                                       $   6,421        $   5,802         $  17,303        $  20,918
                                                                 =========        =========         =========        =========

Weighted average common shares outstanding:
          Basic                                                     18,504           17,739            18,065           17,535
                                                                 =========        =========         =========        =========
          Diluted                                                   18,683           17,921            18,220           17,740
                                                                 =========        =========         =========        =========

Basic earnings per share:
     Continuing operations                                       $    0.33        $    0.31         $    0.91        $    1.12
     Discontinued operations                                          0.02             0.02              0.05             0.07
                                                                 ---------        ---------         ---------        ---------
     Net income                                                  $    0.35        $    0.33         $    0.96        $    1.19
                                                                 =========        =========         =========        =========
Diluted earnings per share:
     Continuing operations                                       $    0.32        $    0.30         $    0.90        $    1.11
     Discontinued operations                                          0.02             0.02              0.05             0.07
                                                                 ---------        ---------         ---------        ---------
     Net income                                                  $    0.34        $    0.32         $    0.95        $    1.18
                                                                 =========        =========         =========        =========





         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                          --------------------------           ---------------------------
                                                            2003              2002               2003               2002
                                                          --------          --------           --------           --------
Net income                                                $  6,421          $  5,802           $ 17,303           $ 20,918
Unrealized income (loss) on interest rate swaps              2,033            (1,344)              (347)            (1,344)
                                                          --------          --------           --------           --------
Comprehensive income                                      $  8,454          $  4,458           $ 16,956           $ 19,574
                                                          ========          ========           ========           ========














































        The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    2003              2002
                                                                                                  ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                      $  17,303         $  20,918
     Adjustments to reconcile net income to cash provided by operating activities:
     Income allocated to minority interests                                                           2,420             3,055
     Gain on sale of discontinued operations                                                              -              (269)
     Depreciation and amortization                                                                   32,486            28,129
     Amortization of deferred financing costs                                                         1,101               882
  Increase in other assets                                                                           (9,554)           (1,389)
  Increase (decrease) in accounts payable and other liabilities                                         308            (1,461)
                                                                                                  ---------         ---------
                                    Net cash provided by operating activities                        44,064            49,865
                                                                                                  ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties                                                                   (20,143)          (73,410)
  Proceeds related to property dispositions                                                               -             3,288
  Investment in and advances to affiliates                                                          (49,830)          (21,050)
  Increase in notes receivable, net                                                                  (2,237)          (45,256)
  Officers' notes                                                                                       120
                                                                                                  ---------         ---------
                                    Net cash used in investing activities                           (72,090)         (136,428)
                                                                                                  ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and OP units, net                                       25,210            14,746
  Borrowings (repayments) on line of credit, net                                                     39,500           (18,000)
  Proceeds from notes payable and other debt, net                                                    16,568           124,012
  Payments for deferred financing costs                                                              (1,995)           (2,047)
  Distributions                                                                                     (36,737)          (34,787)
                                                                                                  ---------         ---------
                                    Net cash provided by financing activities                        42,546            83,924
                                                                                                  ---------         ---------

  Net (decrease) increase in cash and cash equivalents                                               14,520            (2,639)

  Cash and cash equivalents, beginning of period                                                      2,664             4,587
                                                                                                  ---------         ---------

  Cash and cash equivalents, end of period                                                        $  17,184         $   1,948
                                                                                                  =========         =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $1,623 and $2,299
     for the nine months ended September 30, 2003 and 2002, respectively                          $  24,343         $  24,817
Noncash investing and financing activities:
     Properties held for disposition, net                                                         $  12,931         $       -
     Debt assumed for rental properties                                                           $       -         $   6,813
     Issuance of partnership units for rental properties                                          $       -         $   4,500
     Issuance of partnership units to retire capitalized lease obligations                        $   4,170         $       -
     Restricted common stock issued as unearned compensation, net                                 $       -         $   2,767
     Issuance of common stock pursuant to dividend reinvestment plan                              $     696         $       -
     Unrealized losses on interest rate swaps                                                     $     347         $   1,344






         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2002. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentation.

2.   RENTAL PROPERTY:

     The following summarizes rental property (amounts in thousands):

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                        2003                2002
                                                                   ---------------     --------------
                       Land                                          $   103,401         $   101,926
                       Land Improvements and buildings                 1,014,268             999,540
                       Furniture, fixtures, and equipment                 25,878              26,277
                       Land held for future development                   32,103              34,573
                       Property under development                          2,288              12,521
                                                                     -----------         -----------
                                                                       1,177,938           1,174,837
                       Accumulated depreciation                         (198,283)           (175,477)
                                                                     -----------         -----------
                       Rental property, net                          $   979,655         $   999,360
                                                                     ===========         ===========



       During the nine months ended September 30, 2003, the Company did not acquire any rental properties.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   PROPERTIES HELD FOR DISPOSITION:

     Assets held for disposition are carried at the lower of book value or fair value less cost to sell the assets. Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", income from discontinued operations, for all periods presented, includes the results of operations of "Properties Held for Disposition". The following summarizes the results of operations of the properties held for disposition under SFAS No. 144 for the periods ended September 30, 2003 and 2002 (dollars in thousands):

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                     ------------------------          ------------------------
                                                                      2003             2002             2003             2002
                                                                     -------          -------          -------          -------
     Income from property                                            $   759          $   752          $ 2,259          $ 2,250
     Property operating and maintenance expenses                        (184)            (152)            (456)            (362)
     Real estate taxes                                                   (89)             (86)            (266)            (258)
     Depreciation and amortization                                      (108)            (156)            (423)            (468)
                                                                     -------          -------          -------          -------
     Income before minority interest                                     378              358            1,114            1,162
     Minority interest allocated to common OP units                      (45)             (45)            (136)            (153)
     Gain on sale of properties                                            -                -                -              280
                                                                     -------          -------          -------          -------
     Income from discontinued operations                             $   333          $   313          $   978          $ 1,289
                                                                     =======          =======          =======          =======

     As of September 30, 2003, net assets of properties held for disposition consisted of the following (in thousands):

     Rental Property, net of depreciation                           $ 12,788
     Notes and other receivables                                          50
     Other assets                                                        335
     Accounts payable and accrued expenses                               (60)
     Other liabilities                                                  (182)
                                                                    --------
     Properties held for disposition, net                           $ 12,931
                                                                    ========

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.   NOTES AND OTHER RECEIVABLES:

     The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                                        2003                 2002
                                                                                    -------------        ------------
     Mortgage and other notes receivable, primarily with minimum monthly interest payments at LIBOR based floating rates of approximately LIBOR + 3.0%,  maturing at various dates
        through August 2008, substantially collateralized by
        manufactured home communities.                                                 $41,149             $38,420
     Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and
        maturity of 8.2% and 20 years, respectively.                                    10,883              11,633
     Other receivables                                                                   6,534               6,276
                                                                                       -------             -------
                                                                                       $58,566             $56,329
                                                                                       =======             =======


     At September 30, 2003, the maturities of mortgages and other notes receivables are approximately as follows: 2004-$22.6 million; 2006-$3.8 million; 2008-$14.7 million.

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

     The Company, through SHS, and two other participants (one unaffiliated and one affiliated with Gary Shiffman, the Company's Chief Executive Officer and President) provided financing to Origen Financial, L.L.C. ("Origen") through September 30, 2003. Origen's business is to provide loans to the purchasers of manufactured homes. The financing consisted of a $48 million line of credit and a $10 million term loan of which the Company's commitment was $35.5 million ($35.0 million and $33.6 million was outstanding as of September 30, 2003 and December 31, 2002, respectively). Subsequent

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   INVESTMENTS IN AND ADVANCES TO AFFILIATES, CONTINUED:

     to quarter end, the Company's line of credit and term loan to Origen was repaid in full after Origen was recapitalized. The Company invested $50 million in Origen's parent, Origen Financial, Inc. ("Origen, Inc."), and agreed to sell Origen, Inc. various interests in manufactured home loans previously acquired from Origen. The Company's investment in Origen, Inc. approximates a one third ownership interest which will be accounted for using the equity method of accounting for periods ending after September 30, 2003.

     Summarized combined financial information of the Company's equity investments for the nine months ended September 30, 2003 in SHS and Origen, are presented below before elimination of intercompany transactions (in thousands). Pursuant to the write-off of the Company's equity investment in Origen during 2002, Sun's equity income from affiliates reflects only the Company's share of SHS income.


              Revenues                                          $ 48,558
              Expenses                                            70,986
                                                                --------
              Net loss                                          $(22,428)
                                                                ========
              Sun's equity income from affiliates               $    592
                                                                ========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   DEBT:


     The following table sets forth certain information regarding debt (amounts in thousands):

                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                   2003                 2002
                                                                               -------------        ------------
     Note payable, interest at 2.040%, due December 24, 2003                     $  5,000             $      -
     Callable/redeemable notes, interest at 6.770%, due
           May 14, 2015, callable/redeemable May 16, 2005                          65,000               65,000
     Senior notes, interest at 6.970%, due December 3, 2007                        35,000               35,000
     Senior notes, interest at 8.200%, due August 15, 2008                        100,000              100,000
     Senior notes, interest at 5.750%, due April 15, 2010                         150,000                    -
     Bridge loan, at variable interest rate (2.617% at
           December 31, 2002), matured April 30, 2003                                   -               48,000
     Senior notes, interest at 7.625%, matured May 1, 2003                              -               85,000
     Collateralized term loan, due to FNMA, due
           May 2007, with a weighted average interest rate of
           3.161 percent and 2.17 percent at September 30, 2003
           and December 31, 2002, respectively,
           convertible to a 5 to 10 year fixed rate loan                          152,363              152,363
     Collateralized term loan, interest at 7.010%, due
           September 9, 2007                                                       41,716               42,206
     Redeemable preferred OP units, average interest at
           7.046%, redeemable at various dates through
           January 2014                                                            58,148               53,978
     Capitalized lease obligations, interest at 5.510%, due
           January 1, 2004                                                          9,673               16,438
     Mortgage notes, other                                                         58,019               60,366
                                                                                 --------             --------
                                                                                 $674,919             $658,351
                                                                                 ========             ========

     The Company entered into a $25 million loan facility in September of 2003. The loan bears interest at 2.04% and is due December 24, 2003.

     In April 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million which matured on April 30 and May 1, 2003, respectively. The remaining $15 million of net proceeds was used to pay down the Company's line of credit.

     The collateralized term loans totaling $194,079 at September 30, 2003 are secured by 22 properties comprising approximately 10,600 sites. The capitalized lease obligation and mortgage notes are collateralized by 12 communities comprising approximately 3,900 sites. At the lease expiration date of the capitalized lease, January 2004, the Company has the right and intends to purchase the property for the amount of the then outstanding lease obligation. A capitalized lease obligation matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $860,000 and the assumption of approximately $1,570,000 of debt, which was immediately retired.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   DEBT, CONTINUED:

     The initial term of the variable rate FNMA debt is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

     The Company has a $105 million unsecured line of credit of which $2.5 million was available to be drawn at September 30, 2003. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit at September 30, 2003 was 1.97 percent.

     The Company is the guarantor of $22.6 million in personal bank loans maturing in 2004, made to directors, employees and consultants to purchase Company common stock and OP units pursuant to the Company's Stock Purchase Plan. No compensation expense was recognized in respect to the guarantees as the fair value thereof was not material nor have there been any defaults.

7.   OTHER INCOME:

     The components of other income are as follows for the periods ended September 30, 2003 and 2002 (in thousands):

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   ------------------      ------------------
                                                     2003        2002        2003        2002
                                                   ------      ------      ------      ------
                              Interest income      $3,714      $1,866      $9,370      $5,086
                              Other income            206         729         527       2,108
                                                   ------      ------      ------      ------
                                                   $3,920      $2,595      $9,897      $7,194
                                                   ======      ======      ======      ======


8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

     The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, CONTINUED:

     4.93 percent. A second swap matures in July 2012, with an effective fixed rate of 5.37 percent. The third swap matures in July 2007, with an effective fixed rate of 3.97 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 03, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

     The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the nine month period ended September 30, 2003 totals a positive $1.2 million.

     In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $1.4 million and $2.3 million as of September 30, 2003 and December 31, 2002, respectively.

     These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

9.   STOCK OPTIONS:

     The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the periods ended September 30, 2003 and 2002:

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      ---------------------        -------------------------
                                                                       2003          2002            2003            2002
                                                                      -------       -------        --------       ----------
     Net income, as reported                                          $ 6,421       $ 5,802        $ 17,303       $   20,918
     Additional compensation expense under fair value method              (47)         (123)           (227)            (355)
                                                                      -------       -------        --------       ----------
     Pro forma net income                                             $ 6,374       $ 5,679        $ 17,076       $   20,563
                                                                      =======       =======        ========       ==========

     Basic earnings per share, as reported                            $  0.35       $  0.33        $   0.96       $     1.19
                                                                      =======       =======        ========       ==========
     Basic earnings per share, pro forma                              $  0.34       $  0.32        $   0.95       $     1.17
                                                                      =======       =======        ========       ==========

     Diluted earnings per share, as reported                          $  0.34       $  0.32        $   0.95       $     1.18
                                                                      =======       =======        ========       ==========
     Diluted earnings per share, pro forma                            $  0.34       $  0.32        $   0.94       $     1.16
                                                                      =======       =======        ========       ==========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  EARNINGS PER SHARE (IN THOUSANDS):

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                                ----------------------          ----------------------
                                                                 2003           2002             2003           2002
                                                                -------        -------          -------        -------
     Earnings used for basic and diluted earnings per
     share computation:
         Continuing operations                                  $ 6,088        $ 5,489          $16,325        $19,629
                                                                =======        =======          =======        =======
         Discontinued operations                                $   333        $   313          $   978        $ 1,289
                                                                =======        =======          =======        =======

     Total shares used for basic earnings per share              18,504         17,739           18,065         17,535
     Dilutive securities, principally stock options                 179            182              155            205
                                                                -------        -------          -------        -------
     Total weighted average shares used for diluted
     earnings per computation                                    18,683         17,921           18,220         17,740
                                                                =======        =======          =======        =======



     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.


11.  RECENT ACCOUNTING PRONOUNCEMENTS:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. Upon adoption of SFAS 150 on July 1, 2003 the Company reclassified mandatorily redeemable preferred operating partnership units of $58.1 million and $53.9 million as of September 30, 2003 and December 31, 2002, respectively, from minority interest into debt. The reclassification had no effect on the Company's compliance with the covenant requirements of its credit agreements.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 (i.e., December 31, 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. Pursuant to FIN 46, the Company intends to consolidate SHS in its financial reporting beginning December 31, 2003. The Company currently reports all of the operating results of SHS in its equity income from affiliates. Therefore, the consolidation will have no significant impact on the financial condition or results of operations of the Company. Due to the recently completed equity financing of Origen, which reduced the Company's exposure to Origen's potential income/losses to less than a majority, the Company will not be required to consolidate Origen or Origen, Inc. under the provisions of FIN 46.

12.  CONTINGENCIES

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2002 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three and nine months ended September 30, 2003, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, income before minority interests and discontinued operations decreased by 11.6 percent from $28.3 million to $25.0 million, when compared to the nine months ended September 30, 2002. The decrease was due to increased revenues of $9.2 million and increased equity income of $3.2 million offset by increased expenses of $15.7 million as described in more detail below.

Income from property increased by $6.5 million from $113.0 million to $119.5 million, or 5.7 percent, due to acquisitions made during the prior year whose partial year income affects comparability ($4.8 million) and rent increases and other community revenues ($1.7 million).

Equity income from affiliates increased by $3.2 million to an income of $0.6 million due primarily to increased profitability and volume of home sales and that the prior period included $2.0 million of losses from Origen. Other income increased by $2.7 million from $7.2 million to $9.9 million due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $4.8 million from $24.8 million to $29.6 million, or 19.4 percent. The increase was due to the expansion of cable TV services ($0.3 million), increase in property and casualty insurance costs ($0.4 million), increases in utility costs ($0.9 million), and increases in repair and maintenance expenses ($1.0 million). Acquisitions made during 2002 and the consolidation of SunChamp properties accounted for the remaining increase of $2.3 million.

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

Real estate taxes increased by $1.3 million from $7.5 million to $8.8 million, or 17.3 percent, due to acquisitions made during 2002 ($0.7 million) and increases in assessments and tax rates ($0.7 million).

General and administrative expenses including property management increased by $2.0 million from $5.5 million to $7.5 million, or 36.4 percent, due primarily to increased audit and legal fees ($0.2 million), expenses related to our office relocation ($0.2 million), increased Michigan Single Business taxes ($0.4 million), additional staffing related to the SunChamp acquisition ($0.7 million) and assorted other minor increases ($0.5 million).

Depreciation and amortization increased by $4.8 million from $27.7 million to $32.5 million, or 17.3 percent, due primarily to additional investment in rental property.

Interest expense increased by $2.7 million from $23.8 million to $26.5 million, or 11.3 percent, due to increased debt levels somewhat offset by lower interest rates ($3.8 million), a decrease in capitalized interest ($0.7 million), and reduced by a positive valuation adjustment related to a swap to fix interest rates in the current period ($1.8 million).

Comparison of the three months ended September 30, 2003 and 2002

For the three months ended September 30, 2003, income before minority interest and discontinued operations increased by 9.7 percent from $8.2 million to $9.0 million, when compared to the three months ended September 30, 2002. The increase was due to increased revenues and equity income of $4.2 million offset by increased expenses of $3.4 million as described in more detail below.

Income from property increased by $1.4 million from $37.7 million to $39.1 million, or 3.7 percent, due primarily to acquisitions made during the prior year whose partial year income affects comparability.

Equity income from affiliates increased by $1.5 million to income of $0.03 million due primarily to increased profitability and volume of home sales and that the prior period included $1.3 million of losses from Origen. Other income increased by $1.3 million from $2.6 million to $3.9 million, due primarily to an increase in interest income.

Property operating and maintenance expenses increased by $1.4 million from $8.7 million to $10.1 million, or 16.1 percent. The increase was due to increases in utility costs ($0.2 million) and increase in repair and maintenance expense ($0.3 million). Acquisitions made during 2002 and consolidation of SunChamp properties accounted for the remaining $0.9 million of the increase.

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Real estate taxes increased by $0.4 million from $2.5 million to $2.9 million, or 16.0 percent, due to acquisitions made during 2002 ($0.2 million) and increases in assessments and tax rates ($0.2 million).

General and administrative expenses including property management increased by $0.9 million from $1.7 million to $2.6 million, or 52.9 percent, due primarily to increased professional fees ($0.2 million), the relocation of our offices ($0.1 million), increased Michigan Single Business tax ($0.1 million), additional staffing related to the SunChamp acquisition and the Company's software conversion ($0.3 million), and assorted other increases ($0.2 million).

Depreciation and amortization increased by $1.5 million from $9.5 million to $11.0 million, or 15.8 percent, due primarily to additional investment in rental property.

Interest expense decreased by $0.9 million from $8.3 million to 7.4 million, or
10.8 percent. This decrease is comprised of a combination of increased expenses due to increased debt levels, somewhat offset by lower interest rates, ($1.5 million) and decreased expenses due to a positive valuation adjustment related to a swap to fix interest rates ($2.4 million).

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the nine months ended September 30, 2003 and 2002. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2002 and September 30, 2003. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                                SAME PROPERTY                        TOTAL PORTFOLIO
                                                      ----------------------------------    ----------------------------------
                                                           2003               2002               2003               2002
                                                      ---------------    ---------------    ---------------    ---------------

Income from property                                     $103,719            $100,995           $119,465           $112,974
                                                         --------            --------           --------           --------
Property operating expenses:
   Property operating and maintenance                      20,257              18,592             29,640             24,772
   Real estate taxes                                        8,200               7,484              8,805              7,458
                                                         --------            --------           --------           --------
   Property operating expenses                             28,457              26,076             38,445             32,230
                                                         --------            --------           --------           --------
Property net operating income(2)                         $ 75,262            $ 74,919           $ 81,020           $ 80,744
                                                         ========            ========           ========           ========

Number of operating properties                                109                 109                130                117
Developed sites                                            38,984              38,904             44,542             41,394
Occupied sites                                             34,543              35,656             38,399             37,835
Occupancy %                                                  90.1%(1)            93.6%(1)           87.2%(1)           93.2%(1)
Weighted average monthly rent per site                   $    327 (1)        $    314 (1)       $    327 (1)       $    313 (1)
Sites available for development                             1,931               2,097              6,960              4,258
Sites in development                                            5                  77                  5                229


(1) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.
(2) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. The Company considers NOI, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure to net income because NOI provides a measure of rental operations and does not factor in depreciation/ amortization and non-property specific expenses such as general and administrative expenses.

On a same property basis, property net operating income increased by $0.4 million from $74.9 million to $75.3 million, or 0.5 percent. Income from property increased by $2.7 million from $101 million to $103.7 million, or 2.7 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $1.7 million from $18.6 million to $20.3 million, or 9.0 percent, due primarily to increases in real estate taxes, repair and maintenance, and payroll. The Company anticipates rental rate increases and expense containment to continue to offset any decrease in same property net operating income due to potential future occupancy decline.

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the unitholders of Sun Communities Operating Limited Partnership (the "Operating Partnership"), property acquisitions, development and expansion of properties, capital improvements of properties and debt repayment.

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $65 to $70 million annually) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

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

Cash and cash equivalents increased by $14.5 million to $17.1 million at September 30, 2003 compared to $2.6 million at December 31, 2002 primarily due to timing of the receipt of proceeds from a loan sale. Net cash provided by operating activities decreased by $5.8 million to $44.1 million for the nine months ended September 30, 2003 compared to $49.9 million for the nine months ended September 30, 2002.

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

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

In 2003, the Company increased its existing line of credit to a $105 million facility, which matures in July 2005, with a one-year optional extension. At September 30, 2003, the average interest rate of outstanding borrowings under the line of credit was 1.97 percent with $102.5 million outstanding and $2.5 million available to be drawn under the facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at September 30, 2003.

The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At September 30, 2003, the Company's outstanding contractual obligations were as follows:



CONTRACTUAL CASH OBLIGATIONS(3)

CONTRACTUAL CASH OBLIGATIONS                 TOTAL DUE           1 YEAR          2-3 YEARS         4-5 YEARS        AFTER 5 YEARS
                                            -----------        ----------       -----------       -----------      ---------------
Line of credit                                $102,500          $      -          $102,500          $      -          $      -
Collateralized term loan                        41,717               694             1,542            39,481                 -
Collateralized term loan - FNMA                152,363                 -                 -                 -           152,363
Note payable                                     5,000             5,000                 -                 -                 -
Senior notes                                   350,000                 -            65,000(4)        135,000           150,000
Mortgage notes, other                           58,019             2,528            27,649            11,178            16,664
Capitalized lease obligations                    9,672             9,672                 -                 -                 -
Redeemable Preferred OP Units                   58,148                 -             8,175             4,500            45,473
                                              --------          --------          --------          --------          --------
                                              $777,419          $ 17,894          $204,866          $190,159          $364,500
                                              ========          ========          ========          ========          ========


  (3) The Company is the guarantor of $22.6 million in personal bank loans which is not reflected in the balance sheet, maturing in 2004, made to the Company's directors, employees and consultants for the purpose of purchasing shares of Company common stock or Operating Partnership OP Units pursuant to the Company's Stock Purchase Plan. The Company is obligated under the Guaranty only in the event that one or more of the borrowers cannot repay their loan when due.

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

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. The Company has maintained investment grade ratings with Moody's Investor Service and Standard & Poor's, which facilitates access to the senior unsecured debt market. Since 1993, the Company has raised, in the aggregate, nearly $1.0 billion from the sale of its common stock, the sale of OP units in the Operating Partnership and the issuance of secured and unsecured debt securities. In addition, at September 30, 2003, ninety-six of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

At September 30, 2003, the Company's debt to total market capitalization approximated 46 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.4 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the nine months ended September 30, 2003 and 2002 included recurring capital expenditures of $4.7 million and $4.9 million, respectively.

Net cash used in investing activities decreased by $64.3 million to $72.1 million compared to $136.4 million used in investing activities for the nine months ended September 30, 2002. This decrease was due to a $53.3 million decrease in rental property investment activities, a $43.1 million decrease in investment in notes receivable, net, offset by a $3.3 million decrease in proceeds related to property dispositions and an increase of $28.8 million in investment in and advances to affiliates.

Net cash provided by financing activities decreased by $41.4 million to $42.5 million from $83.9 million provided by financing activities for the nine months ended September 30, 2002. This decrease was primarily due to proceeds from notes payable and other debt decreasing by $107.4 million, a $1.9 million increase in distributions, offset by a $57.5 million increase in borrowings on line of credit, and a $10.4 million increase of proceeds from issuance of common stock.

                              SUN COMMUNITIES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE:
Investors in and analysts following the real estate industry utilize funds from operations ("FFO") as a supplemental performance measure. While the Company believes net income (as defined by generally accepted accounting principles) is the most appropriate measure, it considers FFO, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO for the periods ended September 30, 2003 and 2002 (in thousands):

                                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           ------------------------        -------------------------
                                                                             2003            2002            2003            2002
                                                                           --------        --------        --------        --------
Net income                                                                 $  6,421        $  5,802        $ 17,303        $ 20,918
Adjustments:
     Depreciation of rental property                                         10,708           9,589          31,817          27,913
     Valuation adjustment(5)                                                 (1,949)            487          (1,274)            487
     Allocation of SunChamp losses(6)                                         1,221               -           3,158               -
     Income allocated to minority interest                                      860             846           2,420           3,055
     (Gain) on sale of properties                                                 -               -               -            (269)
                                                                           --------        --------        --------        --------
Funds from operations                                                      $ 17,261        $ 16,724        $ 53,424        $ 52,104
                                                                           ========        ========        ========        ========

FFO from continuing operations                                             $ 16,775        $ 16,211        $ 51,886        $ 50,464
                                                                           ========        ========        ========        ========
FFO from discontinued operations                                           $    486        $    513        $  1,538        $  1,640
                                                                           ========        ========        ========        ========

Weighted average common shares/OP Units outstanding:
     Basic                                                                   20,989          20,323          20,586          20,126
                                                                           ========        ========        ========        ========
     Diluted                                                                 21,168          20,505          20,741          20,331
                                                                           ========        ========        ========        ========

                              SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

Weighted average common shares/OP Units outstanding:
     Basic                                                                20,989          20,323          20,586          20,126
                                                                        ========        ========        ========        ========
     Diluted                                                              21,168          20,505          20,741          20,331
                                                                        ========        ========        ========        ========
Continuing operations:
FFO per weighted average common share/OP Unit - Basic                   $   0.80        $   0.80        $   2.52        $   2.51
                                                                        ========        ========        ========        ========
FFO per weighted average common share/OP Unit - Diluted                 $   0.79        $   0.79        $   2.50        $   2.48
                                                                        ========        ========        ========        ========

Discontinued operations:
FFO per weighted average common share/OP Unit - Basic                   $   0.02        $   0.02        $   0.08        $   0.08
                                                                        ========        ========        ========        ========
FFO per weighted average common share/OP Unit - Diluted                 $   0.03        $   0.03        $   0.08        $   0.08
                                                                        ========        ========        ========        ========

Total operations:
FFO per weighted average common share/OP Unit - Basic                   $   0.82        $   0.82        $   2.60        $   2.59
                                                                        ========        ========        ========        ========
FFO per weighted average common share/OP Unit - Diluted                 $   0.82        $   0.82        $   2.58        $   2.56
                                                                        ========        ========        ========        ========



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

The Company's variable rate debt totals $205.2 million and $221.2 million as of September 30, 2003 and 2002, respectively, which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.00 percent during the nine months ended September 30, 2003 and 2002, the Company believes its interest expense would have increased or decreased by approximately $2.2 million and $1.1 million based on the $222.9 million and $106.6 million average balance outstanding under the Company's variable rate debt facilities for the nine months ended September 30, 2003 and 2002, respectively.

Additionally, the Company had $31.6 million and $39.2 million LIBOR based variable rate mortgage and other notes receivables as of September 30, 2003 and 2002, respectively. If LIBOR increased or decreased by 1.0 percent during the nine months ended September 30, 2003 and 2002, the Company believes interest income would have increased or decreased by approximately $0.3 million and $0.4 million based on the $29.6 million and $37.0 million average balance outstanding on all variable rate notes receivables for the nine months ended September 30, 2003 and 2002, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of these swap agreements fixes $25 million of variable rate borrowings at 4.93 percent for the period April 2003 through July 2009, another of these swap agreements fixes $25 million of variable rate borrowings at 5.37 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.97 percent for the period April 2003 through July 2007. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 13, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

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

  (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.


PART II

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

ITEM 6.(B) - REPORTS ON FORM 8-K

Form 8-K, dated July 8, 2003, filed to report that the Company engaged Grant Thornton LLP as its independent auditors.

Form 8-K, dated August 6, 2003, furnished for the purpose of reporting, under
Item 12 - Results of Operations and Financial Condition, Sun's 2003 second quarter earnings and results of operations.

Form 8-K, dated September 2, 2003, filed to report that Origen intended to raise capital and the potential uses of such proceeds.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003



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