Form 10-K
period 2003-12-31
SUN COMMUNITIES INC
filed 2004-03-15
CIK 912593

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

                               27777 FRANKLIN ROAD
                                    SUITE 200
                           SOUTHFIELD, MICHIGAN 48034
                                 (248) 208-2500
          (Address of principal executive offices and telephone number)

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

                                   Yes [X]  No [ ]

       As of June 30, 2003, the aggregate market value of the Registrant's stock held by non-affiliates was approximately $688,000,000 (computed by reference to the closing sales price of the Registrant's common stock as of June 30, 2003). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

      As of March 1, 2004, there were 19,009,270 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

         As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2003, we owned and operated a portfolio of 127 properties located in seventeen states (the "Properties"), including 115 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2003, the Properties contained an aggregate of 43,875 developed sites comprised of 38,797 developed manufactured home sites and 5,078 recreational vehicle sites and an additional 6,756 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

         Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 611 people as of December 31, 2003.

         Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         Acquisitions. During 2003, we acquired one community in Michigan for approximately $4.5 million comprised of $2.2 million in cash and $2.3 million in debt. When fully developed, the property will consist of 242 manufactured housing sites.

         In 2004, we entered into an agreement with certain affiliates of Property Asset Management Inc. ("PAMI") to acquire all of the equity interests in partnerships that directly and indirectly own and operate 19 properties and entered into a real estate purchase agreement to acquire 7 other properties. The properties are recreational vehicle communities, some of which include manufactured home sites. The portfolio consists of 11,331 sites, including 10,586 developed sites and 745 expansion recreational vehicle sites. Completion of the purchases is subject to customary closing conditions.

           PAMI, the seller under the purchase agreements, is the sole general partner and owns a substantial majority of the equity interests in the partnerships that own the properties subject to the purchase agreements. PAMI has exercised its rights under the relevant partnership agreements to acquire the equity interests of its minority partner. PAMI has informed us that its minority partner has disputed PAMI's rights to purchase its interests under the partnership agreements. As a result, PAMI has filed suit in the Delaware Chancery Court requesting, among other things, that the court specifically enforce PAMI's right to purchase the minority interests. The minority partner in the partnerships has filed an answer and counterclaim in the case requesting that the court find that the minority partner has the right to buy PAMI's interests under the partnership agreements.

           PAMI believes that it will be successful in the litigation and we expect to complete the acquisition of the partnership interests and properties. However, due to the uncertain nature of litigation and the other conditions to closing, we can provide no assurance that we will be able to successfully complete the proposed acquisitions and cannot reliably predict the timing of the resolution of these matters.

           Dispositions. The Company closed on the sale of four properties during 2003 realizing gross proceeds of approximately $24.8 million. The properties were located in Michigan and Illinois and comprised 731 sites of which 659, or 90 percent, were occupied.

         Origen. Previously, we, along with two other participants, provided financing (a line of credit and term loan) to Origen Financial, LLC ("Origen"), a financial services company that provides and services loans used by consumers to finance the purchase of manufactured homes. In October of 2003, Origen completed a $150.0 million private equity offering and repaid its line of credit and term loan in full. We have no continuing obligation to provide financing to Origen. Concurrent with this transaction, we invested $50.0 million in Origen's parent, Origen Financial, Inc. ("Origen, Inc") and agreed to sell Origen, Inc. various interests in manufactured home loans previously acquired from Origen, none of which have been sold as of December 31, 2003. As of December 31, 2003, our investment in Origen, Inc. approximated a one third ownership interest which was accounted for using the equity method of accounting for periods ending after September 30, 2003.

STRUCTURE OF THE COMPANY

         Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the "Subsidiaries"). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. We are the sole general partner of, and, as of December 31, 2003, held approximately 88.5% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties. Along with several other subsidiaries, SHS owns Sun Water Oak Golf, Inc., which was organized to own and operate the golf course, restaurant and related facilities located on the Water Oak Property that was acquired in December 1993. See "Factors that May Affect Future Results -- Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests."

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

         The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within our Properties is responsible for the maintenance of the home and leased site. As a result, capital expenditure needs tend to be less significant, relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

         Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 611 Company employees, 522 are located on-site as property managers, support staff, or maintenance personnel.

         Our community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 34 years of property management experience, three Vice Presidents of Operations and seventeen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES AND LEASING

         SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants.

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

CORPORATE GOVERNANCE

         We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards:

         - Our Board of Directors determined that Paul D. Lapides, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as such term is defined under Item 401 of Regulation S-K. Mr. Lapides is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         - Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved.

         - Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.suncommunities.com under the heading "Shareholder Info", "Company Info" and subheading "Governance" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

         - Our Board of Directors established and adopted new charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors. A copy of each of these charters is available on our website at www.suncommunities.com under the heading "Shareholder Info", "Company Info" and subheading "Governance" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

         - Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.suncommunities.com under the heading "Shareholder Info", "Company Info" and subheading "Governance" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

         - Our Board of Directors adopted Corporate Governance Guidelines, a copy of which is available on our website at www.suncommunities.com under the heading "Shareholder Info", "Company Info" and subheading "Governance" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

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

         The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2003 from properties located in Michigan and Florida. As of December 31, 2003, 42 of our 127 Properties, or approximately 33%, are located in Michigan, 20 or approximately 16%, are located in Florida and 18 or approximately 14% are located in Indiana. As a result of the geographic concentration of our Properties in Michigan and Florida, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets.

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

         -        the number of repossessed homes in a particular market;

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

         - the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

         Sun Home Services, Inc., a Michigan corporation ("SHS"), is in the manufactured home sales market offering manufactured home sales services to tenants and prospective tenants of our communities. The market for the sale of manufactured homes may be adversely affected by the following factors:

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

         We acquire and intend to continue to acquire manufactured housing communities on a select basis. Our acquisition activities and their success are subject to the following risks:

         - we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

         - even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

         - even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

         -    we may be unable to finance acquisitions on favorable terms;

         -    acquired properties may fail to perform as expected;

         - acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

         - we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

If any of the above occurred, our business and results of operations could be adversely affected.

         In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

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

         Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property, to borrow using such property as collateral or to develop such property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

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

         We have a significant amount of debt. As of December 31, 2003, we had approximately $773.3 million of total debt outstanding, consisting of approximately $266.2 million in collateralized debt, and approximately $507.1 million in unsecured debt. Included in the collateralized debt outstanding is $256.6 million of indebtedness that is collateralized by mortgage liens on 34 of the Properties and home inventory (the "Mortgage Debt") and one $9.6 million capitalized lease obligation. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

We may be able to incur substantially more debt which would increase the risks associated with our substantial leverage.

     Despite our current indebtedness levels, we may still be able to incur substantially more debt in the future. If new debt is added to our current debt levels, an even greater portion of our cash flow will be needed to satisfy our debt service obligations. As a result, the related risks that we now face could intensify and increase the risk of a default on our indebtedness.

   Our equity investment in Origen Financial, Inc., may subject us to certain risks.

         In October 2003, Origen Financial, LLC completed a $150 million recapitalization. In this transaction, we purchased 5,000,000 shares of common stock (representing approximately one-third of the issued and outstanding shares of common stock as of December 31, 2003) of Origen Financial, Inc. for $50 million. Origen is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. Our equity investment in Origen is subject to all of the risks associated with Origen's business, including the risks associated with the manufactured housing finance industry. The failure of Origen to achieve its development and operating goals could have a material adverse effect on the value of our investment in Origen

The financial condition and solvency of our borrowers and the market value of our properties may adversely affect our investments in real estate, installment and other loans.

         As of December 31, 2003, we had an investment of approximately $41.7 million in real estate loans to several entities and Properties, some of which are secured by a first lien on the underlying property, and others which are secured loans subordinate to the primary lender. Also, as of December 31, 2003, we had outstanding approximately $24.8 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

         Ownership of SHS. Gary A. Shiffman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and the Estate of Milton M. Shiffman (former Chairman of the Board), are the owners of all of the outstanding common stock of SHS, and as such are entitled to 5% of the cash flow from the operating activities of SHS (we own 100% of the non-voting preferred stock which entitles us to 95% of such cash flow). SHS is consolidated in our financial statements as of December 31, 2003. Arthur A. Weiss, one of our directors, is also a personal representative of the Estate.

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

         - the agreement between SHS and Sun for sales, brokerage, and leasing services;

         -        the intercompany loans from the Operating Partnership to SHS;
                  and

         - the ownership and operation of SHS's other subsidiaries, including Sun Water Oak Golf, Inc.

         The failure to negotiate these and other transactions or agreements involving SHS on an arm's length basis, or to enforce the material terms of any agreement or arrangement between SHS and us, could have an adverse effect on Sun.

         Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Four of the properties have been sold to date. Therefore, Mr. Shiffman and the Company may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

         Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. This lease is for an initial term of five years and we have the right to extend the lease for an additional five year term. The annual base rent under this lease begins at $19.25 per square foot (gross) for the first lease year and increases $0.50 per square foot for each successive year of the initial term. Mr. Shiffman may have a conflict of interest with respect to his obligations as an officer and/or director of the Company and his ownership interest in American Center.

We rely on key management.

         We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, Jeffrey P. Jorissen, Brian W. Fannon and Jonathan M. Colman (together, the "Senior Officers"). The loss of services of one or more of our executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on the Senior Officers.

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

         Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2003, up to 3,300,000 shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their Common or Convertible Preferred OP Units. These Preferred OP Units are convertible at prices ranging from $44 to $68. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, will be issued Common OP Units with a value of approximately $1,000,000 annually through 2007. In 2008 and 2009, Water Oak, Ltd. will be issued Common OP Units with a value of approximately $1,200,000. In addition, as of December 31, 2003, options to purchase 810,751 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan and our Long-Term Incentive Plan (the "Plans") and an additional 364,513 shares have been reserved for issuance pursuant to the Plans. No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.

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

ITEM 2.  PROPERTIES

         General. As of December 31, 2003, the Properties consisted of 115 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites located in seventeen states concentrated in the midwestern and southeastern United States. As of December 31, 2003, the Properties contained 43,875 developed sites comprised of 38,797 developed manufactured home sites and 5,078 recreational vehicle sites and an additional 6,756 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 127 Properties, 61 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         As of December 31, 2003, the Properties had an occupancy rate of 89.5 percent in stabilized communities and 58.7 percent in development communities and the aggregate occupancy rate was 86 percent excluding recreational vehicle sites. Since January 1, 2003, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.9 percent and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 7.4 percent.

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

         We have tried to concentrate our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification will help insulate the portfolio from regional economic influences.

         The following table sets forth certain information relating to the properties owned as of December 31, 2003:

                                            DEVELOPED           OCCUPANCY            OCCUPANCY           OCCUPANCY
                                           SITES AS OF            AS OF                AS OF               AS OF
          PROPERTY AND LOCATION            12/31/2003          12/31/01(1)          12/31/02(1)         12/31/03(1)
          ---------------------            ----------          -----------          -----------         -----------
MIDWEST
MICHIGAN
Academy/West Pointe                           441                  98%                  98%                 96%
  Canton, MI
Allendale Meadows Mobile Village              352                  96%                  93%                 88%
  Allendale, MI
Alpine Meadows Mobile Village                 403                  96%                  96%                 94%
  Grand Rapids, MI
Bedford Hills Mobile Village                  339                  98%                  95%                 91%
  Battle Creek, MI
Brentwood Mobile Village                      195                  99%                  96%                 94%
  Kentwood, MI

                                                                    DEVELOPED        OCCUPANCY        OCCUPANCY        OCCUPANCY
                                                                   SITES AS OF         AS OF            AS OF            AS OF
                 PROPERTY AND LOCATION                             12/31/2003       12/31/01(1)      12/31/02(1)      12/31/03(1)
                 ---------------------                             ----------       -----------      -----------      -----------
Byron Center Mobile Village                                            143              98%              98%              95%
  Byron Center, MI
Candlewick Court Manufactured Housing Community                        211              97%              97%              93%
  Owosso, MI
College Park Estates Manufactured Housing Community                    230              95%              92%              85%
  Canton, MI
Continental Estates Manufactured Housing Community                     385              84%              79%              70%
  Davison, MI
Continental North Manufactured Housing Community                       474              89%              84%              75%
  Davison, MI
Country Acres Mobile Village                                           182              96%              95%              93%
  Cadillac, MI
Country Meadows Mobile Village                                         577              99%              98%              94%
  Flat Rock, MI
Countryside Village Manufactured Housing Community                     359              98%              96%              91%
  Perry, MI
Creekwood Meadows Mobile Home Park                                     336              88%              85%              74%
  Burton, MI
Cutler Estates Mobile Village                                          259              97%              96%              90%
  Grand Rapids, MI
Davison East Manufactured Housing Community                            190              80%              88%              81%
  Davison, MI
Falcon Pointe (8)                                                       62              (3)              (3)              26%(8)
  East Lansing, MI
Fisherman's Cove Manufactured Housing Community                        162              95%              94%              90%
  Flint, MI
Grand Mobile Estates                                                   230              93%              95%              89%
  Grand Rapids, MI
Hamlin Manufactured Housing Community (4)                              170              99%             85%(4)            88%(4)
  Webberville, MI
Kensington Meadows Mobile Home Park                                    290              98%              92%              84%
  Lansing, MI
Kings Court Mobile Village                                             639             100%              98%              97%
  Traverse City, MI
Knollwood Estates                                                      161              97%              94%              89%
  Allendale, MI
Lafayette Place                                                        254              97%              98%              96%
  Metro Detroit, MI
Lincoln Estates Mobile Home Park                                       191              96%              95%              95%
  Holland, MI
Meadow Lake Estates Manufactured Housing Community                     425             100%              97%              93%
  White Lake, MI
Meadowbrook Estates Manufactured Housing Community                     453              98%              97%              96%
  Monroe, MI
Presidential Estates Mobile Village                                    364              99%              95%              89%
  Hudsonville, MI
Richmond Place                                                         117              97%              100%            100%
  Metro Detroit, MI
River Haven Village                                                    721              78%              79%              77%
  Grand Haven, MI
Scio Farms Estates                                                     913              99%              99%              98%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing Community                            366              97%              94%              88%
  Jackson, MI
St. Clair Place                                                        100             100%              99%              98%
  Metro Detroit, MI
Sunset Ridge (8)                                                       144              13%(8)           45%(8)           71%(8)
  Portland Township, MI

                                                             DEVELOPED            OCCUPANCY           OCCUPANCY         OCCUPANCY
                                                            SITES AS OF             AS OF               AS OF             AS OF
                  PROPERTY AND LOCATION                     12/31/2003           12/31/01(1)         12/31/02(1)       12/31/03(1)
                  ---------------------                     ----------           -----------         -----------       -----------
Timberline Estates Manufactured Housing Community                296                  96%                  94%             90%
  Grand Rapids, MI
Town & Country Mobile Village                                    192                  99%                  99%             99%
  Traverse City, MI
Village Trails                                                   100                  77%                  80%             71%
  Howard City,  MI
White Lake Mobile Home Village (4)                               315                  85%(4)               96%             96%
  White Lake, MI
White Oak Estates                                                480                  88%                  86%             84%
  Mt. Morris, MI
Windham Hills Estates (4)                                        402                  91%                  82%(4)          73%(4)
  Jackson, MI
Woodhaven Place                                                  220                 100%                  98%             98%
                                                              ------              ------               ------          ------
  Metro Detroit, MI
MICHIGAN TOTAL                                                12,843                  94%                  92%             88%
                                                              ======              ======               ======          ======

Indiana
Brookside Mobile Home Village                                    570                  93%                  88%             81%
  Goshen, IN
Carrington Pointe                                                320                  81%                  81%             78%
  Ft. Wayne, IN
Clear Water Mobile Village                                       227                  90%                  86%             78%
  South Bend, IN
Cobus Green Mobile Home Park                                     386                  87%                  81%             75%
  Elkhart, IN
Deerfield Run Manufactured Home Community (4)                    175                  60%(4)               73%(4)          73%(4)
  Anderson, IN
Four Seasons Mobile Home Park                                    218                  98%                  95%             94%
  Elkhart, IN
Holiday Mobile Home Village                                      326                  97%                  95%             93%
  Elkhart, IN
Liberty Farms Communities                                        220                  98%                  99%             98%
  Valparaiso, IN
Maplewood Mobile Home Park                                       207                  91%                  97%             88%
  Lawrence, IN
Meadows Mobile Home Park                                         330                  89%                  85%             79%
  Nappanee, IN
Pebble Creek(8) (9)                                              258                  (9)                  76%(8)          79%(8)
  Greenwood, IN
Pine Hills Mobile Home Subdivision                               129                  96%                  95%             84%
  Middlebury, IN
Roxbury Park                                                     398                  92%                  94%             94%
  Goshen, IN
Timberbrook Mobile Home Park                                     567                  90%                  84%             75%
  Bristol, IN
Valley Brook Mobile Home Park                                    799                  95%                  88%             85%
  Indianapolis, IN
West Glen Village Mobile Home Park                               552                  98%                  96%             88%
  Indianapolis, IN
Woodlake Estates (4)                                             338                  69%(4)               72%(4)          62%(4)
  Ft. Wayne, IN
Woods Edge Mobile Village (4)                                    598                  84%(4)               74%(4)          71%(4)
                                                              ------              ------               ------          ------
  West Lafayette, IN
INDIANA TOTAL                                                  6,618                  90%                  86%             81%
                                                              ======              ======               ======          ======

                                                                   DEVELOPED          OCCUPANCY       OCCUPANCY       OCCUPANCY
                                                                  SITES AS OF           AS OF           AS OF           AS OF
              PROPERTY AND LOCATION                               12/31/2003         12/31/01(1)     12/31/02(1)     12/31/03(1)
              ---------------------                               ----------         -----------     -----------     -----------
OTHER
Apple Creek Manufactured Home Community and Self Storage              176                91%            94%             93%
  Cincinnati, OH
Autumn Ridge Mobile Home Park                                         413                99%            98%             98%
   Ankeny, IA
Bell Crossing Manufactured Home Community (4)                         239                53%(4)         41%(4)          33%(4)
  Clarksville, TN
Boulder Ridge (4)                                                     527                98%            85%(4)          69%(4)
  Pflugerville, TX
Branch Creek Estates                                                  392               100%            98%             95%
  Austin, TX
Byrne Hill Village Manufactured Home Community                        236                97%            96%            100%
  Toledo, OH
Candlelight Village Mobile Home Park                                  309                98%            95%             93%
  Chicago Heights, IL
Casa del Valle (1)                                                  112/408             100%           100%            100%
  Alamo, TX
Catalina Mobile Home Park                                             462                83%            83%             73%
  Middletown, OH
Chisholm Point Estates                                                416                98%            94%             89%
  Pflugerville, TX
Comal Farms(8) (9)                                                    349                (9)            43%(8)          48%(8)
  New Braunfels, TX
Creekside(8) (9)                                                       47                (9)            66%(8)          72%(8)
  Reidsville, NC
Desert View Village (8)                                                93                25%(8)         40%(8)          48%(8)
  West Wendover, NV
Eagle Crest (8)                                                       318                84%(8)         97%(8)          62%(8)
  Firestone, CO
East Fork(8) (9)                                                      197                (9)            88%(8)          79%(8)
  Batavia, OH
Edwardsville Mobile Home Park                                         634                97%            92%             84%
  Edwardsville, KS
Forest Meadows                                                         76                83%            92%             91%
  Philomath, OR
Glen Laurel(8) (9)                                                    261                (9)            18%(8)          25%(8)
  Concord, NC
High Pointe                                                           411                93%            95%             93%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (7)(1)                              36/289             100%           100%            100%
  LaFeria, TX
Meadowbrook(8) (9)                                                    177                (9)            80%(8)          76%(8)
  Charlotte, NC
North Point Estates (8)                                               108                38%(8)         50%(8)          35%(8)
   Pueblo, CO
Oak Crest (8)                                                         335                (2)            84%(8)          63%(8)
   Austin, TX
Oakwood Village (4)                                                   511                73%(4)         74%(4)          77%(4)
  Dayton, OH
Orchard Lake Manufactured Home Community                              147                97%            97%             97%
  Cincinnati, OH

                                                      DEVELOPED            OCCUPANCY           OCCUPANCY       OCCUPANCY
                                                     SITES AS OF             AS OF               AS OF           AS OF
                  PROPERTY AND LOCATION              12/31/2003           12/31/01(1)         12/31/02(1)     12/31/03(1)
                  ---------------------              ----------           -----------         -----------     -----------
Pecan Branch (8)                                         69                    67%(8)            74%(8)            83%(8)
  Williamson County, TX
Pheasant Ridge                                          553                    (2)               99%              100%
   Manor Township, PA
Pin Oak Parc Mobile Home Park                           502                    99%               97%               95%
  O'Fallon, MO
Pine Ridge Mobile Home Park                             245                    98%               95%               94%
  Petersburg, VA
River Ranch (8) (9)                                     121                    (9)               (8)               15%(8)
   Austin, TX
River Ridge (8)                                         337                    (2)               89%(8)            85%(8)
   Austin, TX
Saddle Brook (8)                                        258                    (2)               39%(8)            40%(8)
   Austin, TX
Sea Air (7)(1)                                        370/527                  99%              100%               99%
  Rehoboth Beach, DE
Snow to Sun (7)(1)                                    177/492                 100%               99%              100%
  Weslaco, TX
Southfork Mobile Home Park                              477                    95%               90%               84%
  Belton, MO
Stonebridge(8) (9)                                      340                    (9)               83%(8)            59%(8)
  San Antonio, TX
Summit Ridge(8) (9)                                     252                    (9)               91%(8)            56%(8)
  Converse, TX
Sunset Ridge(8) (9)                                     173                    (9)               71%(8)            69%(8)
  Kyle TX
Sun Villa Estates                                       324                   100%               99%               99%
  Reno, NV
Timber Ridge Mobile Home Park                           585                    99%               98%               97%
  Ft. Collins, CO
Westbrook Village (6)                                   344                    99%               97%               93%
  Toledo, OH
Westbrook Senior Village                                112                    94%               99%               99%
  Toledo, OH
Willowbrook Place                                       266                    98%               98%               96%
  Toledo, OH
Woodlake Trails(8) (9)                                  133                    (9)               44%(8)            79%(8)
  San Antonio, TX
Woodland Park Estates                                   399                    98%               94%               92%
  Eugene, OR
Woodside Terrace Manufactured Home Community            439                    98%               96%               95%
  Holland, OH
Worthington Arms Mobile Home Park                       224                    99%               96%               96%
                                                     ------               -------           -------           -------
  Delaware, OH
OTHER TOTAL                                          14,703                    93%               86%               81%
                                                     ======               =======           =======           =======

SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                   402                    (5)               (5)               (5)
  Bradenton, FL
Ariana Village Mobile Home Park                         208                    86%               88%               88%
  Lakeland, FL
Bonita Lake Resort                                      167                    (5)               (5)               (5)
  Bonita Springs, FL

                                                           DEVELOPED        OCCUPANCY         OCCUPANCY          OCCUPANCY
                                                          SITES AS OF         AS OF             AS OF              AS OF
               PROPERTY AND LOCATION                      12/31/2003       12/31/01(1)       12/31/02(1)        12/31/03(1)
               ---------------------                      ----------       -----------       -----------        -----------
Buttonwood Bay (7)(1)                                      407/942             100%              100%              100%
   Sebring, FL
Gold Coaster Manufactured Home Community (7) (1)           323/546             100%               98%              100%
  Florida City, FL
Groves RV Resort                                               298              (5)               (5)               (5)
  Lee County, FL
Holly Forest Estates                                           402             100%              100%              100%
  Holly Hill, FL
Indian Creek Park (7) (1)                                 353/1534             100%              100%              100%
  Ft. Myers Beach, FL
Island Lakes Mobile Home Park                                  301             100%              100%              100%
  Merritt Island, FL
Kings Lake Mobile Home Park                                    245              99%              100%              100%
  Debary, FL
Lake Juliana Landings Mobile Home Park                         285              74%               77%               81%
  Auburndale, FL
Lake San Marino RV Park                                        412              (5)               (5)               (5)
  Naples, FL
Leesburg Landing                                                95              68%               69%               73%
  Lake County, FL
Meadowbrook Village Mobile Home Park                           257              99%               99%               98%
  Tampa, FL
Orange Tree Village Mobile Home Park                           246             100%              100%              100%
  Orange City, FL
Royal Country Mobile Home Park                                 864              99%              100%              100%
  Miami, FL
Saddle Oak Club Mobile Home Park                               376             100%              100%              100%
  Ocala, FL
Siesta Bay RV Park                                             839              (5)               (5)               (5)
  Ft. Myers Beach, FL
Silver Star Mobile Village                                     408              98%               99%               98%
  Orlando, FL
Water Oak Country Club Estates                                 884             100%              100%              100%
  Lade Lake, FL                                             ------            ----              ----              ----
Florida Total                                                9,711              96%               97%               98%
                                                            ======            ====              ====              ====

TOTAL/AVERAGE                                               43,875              93%               90%               86%
                                                            ======            ====              ====              ====
TOTAL STABILIZED COMMUNITIES                                39,678              94%               92%               89%
                                                            ======            ====              ====              ====
TOTAL DEVELOPMENT COMMUNITIES                                4,197              45%               65%               59%
                                                            ======            ====              ====              ====

         (1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites. Data presented MH Sites/Total Sites.

         (2)      Acquired in 2002.

         (3)      Acquired in 2003.

         (4) Occupancy in these properties reflects the fact that these communities are in their initial lease-up phase following an expansion.

         (5)      This Property contains only recreational vehicle sites.

         (6) The Company formerly leased this Property and the Company purchased this Property in January 2004.

         (7)      This Property contains recreational vehicle sites.

         (8) Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.

         (9) This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 66 percent equity interest as of December 31, 2003. Prior to 2002, the Company held a minority interest in Sunchamp LLC and, therefore, did not treat this Property as a Property owned by the Company. As a result, the Company did not report any information in respect of this Property for such periods.

         Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average
3.3 percent of the homes in our communities have been removed by their owners and 7.8 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately nine years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty years. See "Regulations and Insurance."

ITEM 3.  LEGAL PROCEEDINGS

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

                  Not applicable

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

               Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 1, 2004, the closing sales price of the common stock was $40.97 and the common stock was held by approximately 608 holders of record. The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by the Company with respect to each such period.

                                                       High               Low         Distribution
                                                       ----               ---         ------------
FISCAL YEAR ENDED DECEMBER 31, 2002
     First Quarter of 2002                            40.19              36.73            0.55
     Second Quarter of 2002                           42.60              39.00            0.58
     Third Quarter of 2002                            41.93              33.50            0.58
     Fourth Quarter of 2002                           37.00              32.25            0.58

FISCAL YEAR ENDED DECEMBER 31, 2003
     First Quarter of 2003                            37.92              32.87            0.58
     Second Quarter of 2003                           40.46              35.75            0.61
     Third Quarter of 2003                            41.00              37.56            0.61
     Fourth Quarter of 2003                           40.65              35.78            0.61

         RECENT SALES OF UNREGISTERED SECURITIES

         On January 2, 2003, the Operating Partnership issued 41,700 Series B-3 Preferred Units to the members of Willowbrook Co., Ltd, paid approximately $0.9 million in cash and assumed approximately $1.6 million of debt, which was immediately retired, in exchange for property with a net agreed upon value of $6.6 million. On January 5, 2004 the Operating Partnership issued 47,250 Series B-3 Preferred Units to the members of Westbrook Co., Ltd, paid approximately $1.2 million in cash and assumed approximately $4.2 million of debt, which was immediately retired, in exchange for property with a net agreed upon value of $10.1 million. Holders of the Series B-3 Units may redeem the Series B-3 Units
(a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. The Operating Partnership has the right to redeem the Series B-3 Units at any time after the tenth anniversary.

         In 2003, the Company issued an aggregate of 97,416 shares of its common stock upon conversion of an aggregate of 97,416 partnership units.

         All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

EQUITY COMPENSATION PLAN INFORMATION

         The following table reflects information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2003.

                                                    (a)                         (b)                     (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                                 NUMBER OF SECURITIES
                                                 NUMBER OF                                     REMAINING AVAILABLE FOR
                                             SECURITIES TO BE            WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                             ISSUED UPON EXERCISE       EXERCISE PRICE OF        EQUITY COMPENSATION
                                               OF OUTSTANDING              OUTSTANDING             PLANS (EXCLUDING
                                             OPTIONS, WARRANTS           OPTIONS, WARRANTS     SECURITIES REFLECTED IN
           PLAN CATEGORY                         AND RIGHTS                  AND RIGHTS                COLUMN A)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by               723,094                     $29.04                  364,513
shareholders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
shareholders (1)                                     87,657                     $32.75                        0
----------------------------------------------------------------------------------------------------------------------
               TOTAL                                810,751                     $29.44                  364,513
----------------------------------------------------------------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                 2003 (c)       2002 (b)         2001 (b)     2000 (b)      1999 (b)
                                              ------------     ---------        ---------     --------     ----------
                                                           In thousands except for per share and other data)
REVENUES
Income from rental property                     $ 159,115      $ 149,875         $136,969     $129,279     $122,385
Revenues from home sales                           19,516              -                -            -            -
Ancillary service revenues, net                     3,409              -                -            -            -
Interest                                           11,354          7,990           10,305        9,386        6,101
Other income (loss)                                (4,256)         2,304            3,695        4,112        1,703
                                                ---------      ---------         --------     --------     --------
   Total revenues                                 189,138        160,169          150,969      142,777      130,189

COSTS AND EXPENSES
Property operating and maintenance                 39,837         33,751           29,258       27,832       26,574
Cost of home sales                                 13,879              -                -            -            -
Real estate taxes                                  11,746         10,217            9,162        8,768        8,579
Selling, general, and administrative               18,181          7,722            7,373        7,013        6,320
Depreciation and amortization                      44,120         37,900           32,716       29,900       27,829
Interest                                           36,680         32,375           31,016       29,651       27,289
                                                ---------      ---------         --------     --------     --------
   Total expenses                                 164,443        121,965          109,525      103,164       96,591

 Equity income (loss) from affiliates                 667        (16,627)(a)          131          607        1,726

                                                ---------      ---------         --------     --------     --------

      Income from operations                       25,362         21,577           41,575       40,220       35,324

Less income allocated to minority interest:        11,620          9,605           13,150       12,837        8,168

 Income from continuing operations                 13,742         11,972           28,425       27,383       27,156
 Income from discontinued operations                9,972          1,620            5,485        5,911        1,933
                                                ---------      ---------         --------     --------     --------
      Net income                                $  23,714      $  13,592         $ 33,910     $ 33,294     $ 29,089
                                                =========      =========         ========     ========     ========

Weighted average common shares outstanding:
   Basic                                           18,206         17,595           17,258       17,304       17,191
                                                =========      =========         ========     ========     ========
   Diluted                                         18,345         17,781           17,440       17,390       17,343
                                                =========      =========         ========     ========     ========
Basic earnings per share:
   Continuing operations                        $    0.75      $    0.68         $   1.64     $   1.58     $   1.58
   Discontinued operations                           0.55           0.09             0.32         0.34         0.11
                                                ---------      ---------         --------     --------     --------
Net income                                      $    1.30      $    0.77         $   1.96     $   1.92     $   1.69
                                                =========      =========         ========     ========     ========
Diluted earnings per share:
   Continuing operations                        $    0.75      $    0.67         $   1.63     $   1.57     $   1.57
   Discontinued operations                           0.54           0.09             0.31         0.34         0.11
                                                ---------      ---------         --------     --------     --------
   Net income                                   $    1.29      $    0.76         $   1.94     $   1.91     $   1.68
                                                =========      =========         ========     ========     ========

Distributions per common share                  $    2.41      $    2.29         $   2.18     $   2.10     $   2.02
                                                =========      =========         ========     ========     ========

ITEM 6.  SELECTED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------
                                              2003              2002             2001            2000            1999
                                           ----------        --------------    --------        --------        --------
                                                        (In thousands except for per share and other data)
BALANCE SHEET DATA:
Rental property, before accumulated
     depreciation                          $1,220,405        $1,174,837        $969,936        $867,377        $847,696
Total assets                               $1,221,574        $1,163,976        $994,449        $966,628        $904,032
Total debt                                 $  773,328        $  667,373        $495,198        $464,508        $401,564
Stockholders' equity                       $  326,610        $  319,532        $329,641        $336,034        $338,358
OTHER DATA (AT END OF PERIOD):
Total properties                                  127               129             116             109             110
Total Sites                                    43,875            43,959          40,544          38,282          38,217

(a) Included in equity income (loss) from affiliates in 2002 is a $13.6 million valuation adjustment of the Company's investment in Origen.

(b) Revenues and expenses for the years ended December 31, 2002, 2001, 2000 and 1999 have been restated to reflect the reclassifications required under SFAS No. 144 for the four properties sold in 2003.

(c) Selected financial data for 2003 includes amounts from SHS which was consolidated during 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

         The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2003, the Company owned and operated a portfolio of 127 developed properties located in seventeen states, including 115 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites.

         During 2003, the Company acquired one manufactured housing community located in East Lansing, Michigan, comprising 62 developed sites and 182 sites suitable for development for $4.5 million, and the Company sold four manufactured housing communities located in Michigan and Illinois which comprised 731 sites for $24.8 million.

         The Company has been experiencing increased vacancies due primarily to the glut of repossessed homes caused by lax credit standards in the mid to late 1990's. As lenders recognize their problems and repossess homes, the Company's vacancies rise. Industry estimates are that such conditions are abating and the number of repossessed homes in 2004 will approximate 60,000, roughly one-half of the number in recent years. This abatement should have positive effects on new home sales which fill sites in the Company's communities.

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

         Derivative Instruments and Hedging Activities. The Company has entered into three interest rate swap agreements to offset interest rate risk. The Company does not enter into derivative transactions for speculative purposes. The Company adjusts its balance sheet on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The Company uses standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

         Deferred Tax Assets. SHS currently has significant deferred tax assets, which are subject to periodic recoverability assessments. SHS has recognized deferred tax assets of $2.0 million, net of a valuation reserve of $3.0 million. Realization of these deferred tax assets is principally dependent upon SHS's achievement of expected future taxable income. Judgments regarding future profitability may change due to future market conditions, SHS's ability to continue to successfully execute its business plan, and other factors.

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

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         For the year ended December 31, 2003, income from operations increased by $3.8 million from $21.6 million to $25.4 million, when compared to the year ended December 31, 2002. The increase was due to increased revenues of $29.0 million and increased results from affiliates of $17.3 million partially offset by increased expenses of $42.5 million. The year 2003 included SHS on a consolidated basis as discussed below.

         Income from rental property increased by $9.2 million from $149.9 million to $159.1 million, or 6.2 percent, due to rent increases and other community revenues ($3.4 million) and acquisitions ($5.8 million).

         Interest income increased by $3.4 million from $8.0 million to $11.4 million, or 42.1 percent, due principally to larger outstanding balances of notes and investments at higher rates of interest.

         Other operating income decreased by $6.6 million from $2.3 million to ($4.3) million, due primarily to reduced development fee income and a $4.9 million write down of an impaired asset.

         The remaining revenue increases of $22.9 million relate to the consolidation of Sun Home Services which is discussed in detail below.

         Property operating and maintenance expenses increased by $6.1 million from $33.7 million to $39.8 million, or 18.0 percent. The increase was primarily due to increases in utility costs ($1.8 million) and increases in repair and maintenance expenses ($1.3 million). Acquisitions during 2002 and the consolidation of SunChamp properties accounted for the remaining increase of $3.0 million.

         Real estate taxes increased by $1.5 million from $10.2 million to $11.7 million, or 15.0 percent due to acquisitions made in 2002 ($0.7 million) and increases in assessments and tax rate ($0.8 million).

         Selling, general, and administrative expenses increased by $10.4 million from $7.7 million to $18.1 million, due to the consolidation of Sun Home Services ($7.6 million), professional fees ($0.4 million), expenses related to office relocation ($0.2 million), Michigan Single Business tax ($0.2 million), compensation expenses, including benefits, primarily related to the SunChamp acquisition and a systems conversion ($1.7 million), and assorted other minor increases ($0.3 million).

         Depreciation and amortization increased by $6.2 million from $37.9 million to $44.1 million, or 16.4 percent, due primarily to the consolidation of Sun Home Services ($1.0 million) and additional investment in rental property.

         Interest expense increased by $4.3 million from $32.4 million to $36.7 million, or 13.3 percent, due to increased debt levels partially offset by lower interest rates ($1.5 million), decreased capitalized interest ($0.8 million), an increase in financing costs ($0.6 million), and an increase in interest rates related to fixing rates on $75.0 million of debt ($2.7 million). These increases were partially offset by $1.3 million of income related primarily to the change in market value of an interest rate swap contract that does not qualify for hedge accounting.

         Equity income from affiliates of $0.7 million represents the Company's one-third interest in the operations of Origen for its initial operating period after a recapitalization in October, 2003.

         The remaining expense increase of $13.9 million relates to the consolidation of Sun Home Services which is discussed in detail below.

Sun Home Services

         Prior to January 1, 2003, the results of operations of Sun Home Services were accounted for using the equity method and reported as a single line item called equity in income from affiliates. As the Company is the primary beneficiary of the results of operations of Sun Home Services, it is appropriate to consolidate Sun Home Services at December 31, 2003. This has no effect on previously reported net income.

         The following table summarizes certain financial and statistical data for Sun Home Services for the years ended December 31, 2003 and 2002:

                                                                    INCREASE/
                                       2003           2002         (DECREASE)     PERCENT CHANGE
                                    ---------     ----------        ---------     --------------
                                                  (Pro Forma)
New home sales revenues              $13,169        $15,890        $(2,721)          (17.1%)
Cost of sales                          9,159         12,907         (3,748)          (29.0%)
                                     -------        -------        -------           -----
Gross profit                           4,010          2,983          1,027            34.4%
                                     =======        =======        =======           =====

Pre-owned home sales revenues        $ 6,347        $ 3,214        $ 3,133            97.5%
Cost of sales                          4,720          2,586          2,134            82.5%
                                     -------        -------        -------           -----
Gross profit                           1,627            628            999           159.1%
                                     =======        =======        =======           =====

Ancillary revenue, net               $ 3,409        $ 1,519        $ 1,890           124.4%
                                     =======        =======        =======           =====

Home sales volumes:
     New homes                           257            286            (29)         (10.1%)
     Pre-owned homes                     283            174            109           62.6%

         New home sales declined by 10.1 percent, while revenues and costs of sales declined by

17.1 and 29.0 percent, respectively. Gross profit increased by 34.4 percent as cost of sales declined by more than revenues due to the purchase of new homes at a substantial discount. Pre-owned home unit sales increased by 62.6 percent while revenues and cost of sales increased by 97.5 percent and 82.5 percent, respectively. Gross profit increased by 159.1 percent as revenues grew more than cost of sales due to strong demand for the value in pre-owned homes.

         The increase in ancillary revenue, net, is primarily due to increased activity in the Company's rental home program.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         For the year ended December 31, 2002, income from operations decreased by $20.0 million from $41.6 million to $21.6 million, when compared to the year ended December 31, 2001. The decrease was due to increased expenses of $12.5 million, increased revenues of $9.2 million and increased loss from affiliates of $16.7 million as described in more detail below.

         Income from rental property increased by $12.9 million from $137.0 million to $149.9 million, or 9.4 percent, due to rent increases and other community revenues ($5.9 million) and acquisitions ($7.0 million).

         Interest income decreased by $2.3 million from $10.3 million to $8.0 million, or 22.5 percent, due primarily to a decrease in interest earning notes and receivables.

         Other income decreased by $1.4 million from $3.7 million to $2.3 million, or 37.8 percent, due primarily to reduced development fee income.

         Property operating and maintenance expenses increased by $4.4 million from $29.3 million to $33.7 million, or 15.0 percent, due to acquired communities ($1.9 million) and increases in costs including payroll ($1.2 million), workers' compensation ($0.5 million), and cable television ($0.3 million), and other expenses ($0.5 million).

         Real estate taxes increased by $1.0 million from $9.2 million to $10.2 million, or 11.5 percent due to acquired communities ($0.5 million) and changes in certain assessments.

         General and administrative expenses increased by $0.3 million from $7.4 million to $7.7 million, representing 4.8 percent and 4.9 percent of total revenues in 2002 and 2001, respectively.

         Depreciation and amortization increased by $5.2 million from $32.7 million to $37.9 million, due primarily to the net additional investments in rental properties.

               Interest expense increased by $1.4 million from $31.0 million to $32.4 million due primarily to financing additional investments in rental property ($6.0 million), offset by decreasing rates on variable rate debt ($4.9 million).

               Equity loss from affiliates increased by $16.7 million from income of $0.1 million to a loss of $16.6 million primarily due to equity losses at SHS ($0.7 million), SunChamp ($0.4 million) and Origen ($1.7 million) and the valuation adjustment of the Company's investment in Origen ($13.6 million) and a technology investment ($0.3 million).

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2003 and 2002. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2002 and December 31, 2003. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for properties acquired after January 1, 2002 and new development communities.

                                                        SAME PROPERTY (3)                        TOTAL PORTFOLIO
                                               ---------------------------------          -----------------------------
                                                      2003             2002                  2003               2002
                                               -----------------    ------------          ---------           ---------
                                                         (in thousands)                           (in thousands)
Income from property                              $135,220            $132,100            $159,115            $149,875
                                                  --------            --------            --------            --------
Property operating expenses
     Property operating and maintenance             26,663              24,865              39,837              33,751
     Real estate taxes                              10,578               9,892              11,746              10,217
                                                  --------            --------            --------            --------
            Property operating expenses             37,241              34,757              51,583              43,968
                                                  --------            --------            --------            --------

Property net operating income (2)                 $ 97,979            $ 97,343            $107,532            $105,907
                                                  ========            ========            ========            ========

Number of properties                                   105                 105                 127                 129
Developed sites                                     38,255              38,253              43,875              43,959
Occupied sites                                      33,533              34,514              36,361              38,940
Occupancy %                                           89.1%               92.0%               86.1%               89.9%
Weighted Average monthly rent per site            $    328 (1)        $    315 (1)        $    328 (1)        $    315 (1)
Sites available for development                      1,545               2,018               6,756               7,642
Sites planned for development in next year              30                  99                 258                 175

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

(3) Same property information does not include properties sold during the year ended December 31, 2003.

         On a same property basis, property net operating income increased by $0.6 million from $97.3 million to $97.9 million, or 0.6 percent. Income from property increased by $3.1 million from $132.1 million to $135.2 million, or 2.3 percent, due primarily to increases in rents including water and property tax pass through.

Property operating expenses increased by $1.8 million from $24.9 million to $26.7 million, or 7.2 percent, due to increases in real estate taxes ($0.7 million), repair and maintenance ($0.9 million), and payroll ($0.2 million).

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

         The Company plans to invest approximately $5.0 million in developments consisting of expansions to existing communities and the continuing development of new communities. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Furthermore, the Company expects to invest in the range of $20.0 to $40.0 million in the acquisition of individual properties in 2004, depending upon market conditions. The Company plans to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

         Cash and cash equivalents increased by $21.4 million to $24.1 million at December 31, 2003 compared to $2.7 million at December 31, 2002 due to the net proceeds received from the sale of four properties. Net cash provided by operating activities increased by $12.3 million to $63.3 million for the year ended December 31, 2003 compared to $51.0 million for the year ended December 31, 2002. The increase resulted primarily from increased net income, higher depreciation, the effect of consolidating SHS, and changes in other miscellaneous asset and liabilities accounts.

         The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's markets; (b) lower occupancy rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors that May Affect Future Results."

         In October 2003, the Company acquired a community in East Lansing, MI and financed the acquisition with a mortgage for $2.3 million and the remainder in cash.

         The Company entered into a $25 million loan facility in September of 2003, of which $25 million was available to be borrowed at December 31, 2003. Borrowings bear an interest rate of Federal Funds Effective Rate plus .85% and mature on March 24, 2004.

         In April 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million which matured on April 30 and May 1, 2003, respectively. The remaining proceeds paid down the Company's line of credit.

             The Company has a $105 million unsecured line of credit facility, which matures in July 2005, with a one-year optional extension. At December 31, 2003, the average interest rate of outstanding borrowings under the line of credit was 2.05%, $99 million was outstanding and $6 million was available to be drawn under the facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2003.

             The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2003, the Company's outstanding contractual obligations were as follows:

                                                                             PAYMENTS DUE BY PERIOD
                                                                                  (IN THOUSANDS)
                                                         --------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS           TOTAL DUE          1 YEAR         2-3 YEARS        4-5 YEARS       AFTER 5 YEARS
                                       ----------        ---------    ---------------     ---------       -------------
Line of credit                          $ 99,000         $      -         $ 99,000         $      -         $      -
Collateralized term loan                  41,547              706            1,569           39,272                -
Collateralized term loan - FNMA          152,363                -                -                -          152,363
Senior notes (1)                         350,000                -           65,000          135,000          150,000
Mortgage notes, other                     62,664           24,823           12,276            8,008           17,557
Capitalized lease obligations              9,606            9,606                -                -                -
Redeemable Preferred OP Units             58,148                -            8,176            4,500           45,472
                                        --------         --------         --------         --------         --------
                                        $773,328         $ 35,135         $186,021         $186,780         $365,392
                                        ========         ========         ========         ========         ========

(1) The provisions of the callable/redeemable $65 million notes are such that the maturity date will likely be 2005 if the 10-year treasury rate is greater than 5.7% on May 16, 2005. The maturity is reflected in the above table based on that assumption.

         The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions and Operating Partnership unit redemptions, through the issuance of debt or equity securities, including equity units in the Operating Partnership, or from selective asset sales. Since 1993, the Company has raised, in the aggregate, nearly $1 billion from the sale of shares of its common stock, from the sale of OP units in the Operating Partnership, and the issuance of secured and unsecured debt securities. In addition, at December 31, 2003, 92 of the Properties were unencumbered by debt, therefore, providing substantial financial flexibility. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors that May Affect Future Results". If the Company is unable to obtain additional equity or debt financing on acceptable terms, the Company's business, results of operations and financial condition will be harmed.

         Included in debt are $35.8 million of Preferred OP Units which would require collateralization were the Company to no longer be classified as investment grade by the rating agencies.

         At December 31, 2003, the Company's debt to total market capitalization approximated 46.0 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.2 years and a weighted average interest rate of 5.4 percent.

         Capital expenditures for the years ended December 31, 2003 and 2002 included recurring capital expenditures of $6.5 million (excluding $1.7 million related to a main office relocation and $3.4 million related to a software conversion) and $7.1 million, respectively.

         Net cash used in investing activities was $58.9 million for the year ended December 31, 2003 compared to $168.9 million in the prior year. The differences are due to: decreased investment in rental properties of $37.0 million; increased proceeds from property disposition of $19.3 million; increased repayments of notes receivables of $49.5 million; and decreased investment in and advances to affiliates of $4.2 million. Included in proceeds from property dispositions is $22.5 million of proceeds deposited with an intermediary for Section 1031 exchange purposes. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

         Net cash provided by financing activities was $17.0 million for the year ended December 31, 2003, compared to $116.0 million in the prior year. The differences were primarily due to changes in net proceeds from notes payable, inclusive of borrowings on line of credit, of $109.6 million, increased distributions of $2.4 million, offset by changes in net proceeds from common stock issuance of $12.4 million and changes in payments of deferred financing costs of $0.6 million.

RATIO OF EARNINGS TO FIXED CHARGES

         The Company's ratio of earnings to fixed charges for the years ended December 31, 2003, 2002, and 2001 was 1.29:1, 1.68:1 and 1.73:1 respectively.

INFLATION

         Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

         This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this press release that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. The Company has reclassified mandatorily redeemable preferred operating partnership units of $58.1 million into debt as of December 31, 2003. The reclassification had no effect on the Company's compliance with the covenant requirements of its credit agreements.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 (i.e., December 31, 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company has consolidated SHS in its financial reporting beginning December 31, 2003.

OTHER

         Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures." Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2003, 2002, 2001 (in thousands):

                              SUN COMMUNITIES, INC.
              RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE/OP UNIT AMOUNTS)

                                                                   2003             2002               2001
                                                                ---------        ----------         ---------
Net income                                                      $ 23,714          $ 13,592          $ 33,910
Adjustments
   Depreciation and amortization                                  43,458            38,262            33,050
   Valuation adjustment (1)                                         (879)              449                 0
   Allocation of SunChamp losses (2)                               4,548             1,315                 0
   (Gain) loss on dispositions and impairments, net               (3,658)           13,612            (4,275)
   Income allocated to common minority interests                   3,274             2,003             5,401
                                                                --------          --------          --------
Funds from Operations (FFO)                                     $ 70,457          $ 69,233          $ 68,086
                                                                ========          ========          ========

FFO - Continuing Operations                                     $ 68,537          $ 67,055          $ 65,889
                                                                ========          ========          ========
FFO - Discontinued Operations                                   $  1,920          $  2,178          $  2,197
                                                                ========          ========          ========

Weighted average common shares/OP Units outstanding:
          Basic                                                   20,717            20,177            19,907
                                                                ========          ========          ========
          Diluted                                                 20,856            20,363            20,089
                                                                ========          ========          ========

Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic           $   3.31          $   3.32          $   3.31
                                                                ========          ========          ========
FFO per weighted average Common Share/OP Unit - Diluted         $   3.29          $   3.29          $   3.28
                                                                ========          ========          ========
Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic           $   0.09          $   0.11          $   0.11
                                                                ========          ========          ========
FFO per weighted average Common Share/OP Unit - Diluted         $   0.09          $   0.11          $   0.11
                                                                ========          ========          ========
Total Operations:
FFO per weighted average Common Share/OP Unit - Basic           $   3.40          $   3.43          $   3.42
                                                                ========          ========          ========
FFO per weighted average Common Share/OP Unit - Diluted         $   3.38          $   3.40          $   3.39
                                                                ========          ========          ========

(1) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from Funds from Operations. The valuation adjustment is included in interest expense.

(2) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating Funds from Operations. At December 31, 2003, the remaining balance on the SunChamp note is approximately $0.3 million.

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

         The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.93 percent for the period April 2003 through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.37 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at
3.97 percent for the period April 2003 through July 2007. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 13, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

         The Company's remaining variable rate debt totals $196.6 million as of December 31, 2003 which bears interest at various LIBOR or FNMA Discounted Mortgage Backed Securities ("DMBS") rates. If LIBOR or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2003 and 2002, the Company believes its interest expense would have increased or decreased by approximately $2.2 million and $1.7 million, respectively, based on the $215.3 million and $171.3 million average balance outstanding under the Company's variable rate debt facilities for the year ended December 31, 2003 and 2002, respectively.

         Additionally, the Company had $32.1 million and $27.3 million LIBOR based variable rate mortgage and other notes receivable as of December 31, 2003 and 2002. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2003 and 2002, the Company believes interest income would have increased or decreased by approximately $0.30 million and $0.37 million, respectively, based on the $30.2 million and $36.7 million average balance outstanding on all variable rate notes receivable for the year ended December 31, 2003 and 2002, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data are filed herewith under
Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have previously reported the information required by this item in a current report on Form 8-K initially filed with the SEC on July 14, 2003, as amended by Form 8-K/A filed with the SEC on July 15, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-K, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

         The information required by ITEMS 10, 11, 12, 13, AND 14 will be included in the Company's proxy statement for its 2004 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

         (b)      Reports on Form 8-K:

                  (1) Form 8-K, dated October 2, 2003, filed for the purpose of reporting, under Item 5 - Other Events, the Company's investment in Origen Financial, Inc.

                  (2) Form 8-K, dated October 29, 2003, furnished for the purpose of reporting, under Item 12 - Results of Operations and Financial Condition, the Company's 2003 third quarter earnings and results of operations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004

                                       SUN COMMUNITIES, INC., a
                                       Maryland corporation

                                       By:/s/ Gary A. Shiffman
                                          -------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

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

NAME                                                   TITLE                             DATE
----                                                   -----                             ----
/s/ Gary A. Shiffman
---------------------------        Chief Executive Officer, President and           March 15, 2004
Gary A. Shiffman                   Chairman of the Board of Directors

/s/ Jeffrey P. Jorissen
---------------------------        Executive Vice President, Chief Financial        March 15, 2004
Jeffrey P. Jorissen                Officer, Treasurer, Secretary and Principal
                                   Accounting Officer

/s/ Paul D. Lapides
---------------------------        Director                                         March 15, 2004
Paul D. Lapides

/s/ Ted J. Simon
---------------------------        Director                                         March 15, 2004
Ted J. Simon

/s/ Clunet R. Lewis
---------------------------        Director                                         March 15, 2004
Clunet R. Lewis

/s/ Ronald L. Piasecki
---------------------------        Director                                         March 15, 2004
Ronald L. Piasecki

/s/ Arthur A. Weiss
---------------------------        Director                                         March 15, 2004
Arthur A. Weiss

                                  EXHIBIT INDEX

EXHIBIT                                                                                         METHOD OF
NUMBER                                 DESCRIPTION                                               FILING
------                                 -----------                                               ------
  2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                                (1)
  3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                  (1)
  3.2      Bylaws of Sun Communities, Inc.                                                         (2)
  4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                 (3)
           Communities Operating Limited Partnership (the "Operating Partnership") and
           Bankers Trust Company, as Trustee
  4.2      Form of Note for the 2001 Notes                                                         (3)
  4.3      Form of Note for the 2003 Notes                                                         (3)
  4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the           (7)
           Operating Partnership and Bankers Trust Company, as Trustee
  4.5      Form of Medium-Term Note (Floating Rate)                                                (7)
  4.6      Form of Medium-Term Note (Fixed Rate)                                                   (7)
  4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                   (9)
           Designating a Series of Preferred Stock and Fixing Distribution and other
           Rights in such Series
  4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
           Designating a Series of Preferred Stock
  10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities         (6)
           Operating Limited Partnership
  10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)
  10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                       (6)
  10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain                (1)
           directors, officers and other individuals#
  10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,           (4)
           Inc. and certain directors#
  10.6     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman#                (6)
  10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited             (7)
           Partnership and Lehman Brothers Holdings Inc.
  10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun           (7)
           Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.
  10.9     Form of Indemnification Agreement between each officer and director of Sun              (7)
           Communities, Inc. and Sun Communities, Inc.
 10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership          (7)
           and High Point Associates, LP.
 10.11     Option Agreement by and between the Operating Partnership and Sea Breeze                (7)
           Limited Partnership
 10.12     Option Agreement by and between the Operating Partnership and High Point                (7)
           Associates, LP
 10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership           (5)
           for 94,570 shares of Common Stock
 10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership           (5)
           for 305,430 shares of Common Stock
 10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership           (7)
           with respect to 80,000 shares of Common Stock
 10.16     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#             (9)
 10.17     Long Term Incentive Plan                                                                (7)

EXHIBIT                                                                                         METHOD OF
NUMBER                                 DESCRIPTION                                               FILING
------                                 -----------                                               ------
 10.18     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.              (9)
           Shiffman, dated June 5, 1998#
 10.19     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.           (9)
           Jorissen, dated June 5, 1998#
 10.20     Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan M.         (9)
           Colman, dated June 5, 1998#
 10.21     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.             (9)
           Fannon, dated June 5, 1998#
 10.22     Sun Communities, Inc. 1998 Stock Purchase Plan#                                         (9)
 10.23     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating              (9)
           Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
           dated December 10, 1998
 10.24     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust          (8)
           Company, dated April 24, 1998
 10.25     Contribution Agreement, dated as of September 29, 1999, by and among the Sun           (11)
           Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
           Belair Real Estate Corporation
 10.26     One Hundred Third Amendment to Second Amended and Restated Limited Partnership         (11)
           Agreement of the Operating Partnership
 10.27     One Hundred Eleventh Amendment to Second Amended and Restated Limited                  (12)
           Partnership Agreement of the Operating Partnership
 10.28     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited              (12)
           Partnership Agreement of the Operating Partnership
 10.29     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited               (12)
           Partnership Agreement of the Operating Partnership
 10.30     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (12)
           Shiffman, dated March 30, 2001#
 10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (12)
           Jorissen, dated March 30, 2001#
 10.32     Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M.         (12)
           Colman, dated March 30, 2001#
 10.33     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (12)
           Fannon, dated March 30, 2001#
 10.34     Second Amended and Restated Subordinated Loan Agreement, dated December 4,             (15)
           2002, by and between Origen Financial L.L.C. and the Operating Partnership
 10.35     Subordinated Term Loan Agreement, dated December 4, 2002, by and between Origen        (15)
           Financial L.L.C. and the Operating Partnership
 10.36     First Amendment to Second Amended and Restated Subordinated Loan Agreement,            (15)
           dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home
           Services
 10.37     First Amendment to Subordinated Term Loan Agreement, dated December 30, 2002,          (15)
           by and between Origen Financial L.L.C. and Sun Home Services
 10.38     Seventh Amended and Restated Promissory Note, dated December 30, 2002, made by         (15)
           Origen Financial L.L.C. in favor of Sun Home Services
 10.39     First Amended and Restated Subordinated Term Promissory Note, dated December           (15)
           30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services
 10.40     First Amended and Restated Security Agreement, dated December 30, 2002, by and         (15)
           between Origen Financial L.L.C. and Sun Home Services

EXHIBIT                                                                                         METHOD OF
NUMBER                                 DESCRIPTION                                               FILING
------                                 -----------                                               ------
 10.41     Second Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by        (15)
           and between Origen Financial L.L.C. and Sun Home Services
 10.42     First Amended and Restated Limited Liability Company Interest Security and             (15)
           Pledge Agreement, dated December 30, 2002, by and between Origen Financial
           L.L.C. and Sun Home Services
 10.43     Second Amended and Restated Guaranty, dated December 30, 2002, by Bingham in           (15)
           favor of the Operating Partnership
 10.44     Second Amended and Restated Security Agreement, dated December 30, 2002, by and        (15)
           between Bingham and Sun Home Services.
 10.45     Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by and           (15)
           between Bingham and Sun Home Services
 10.46     Amended and Restated Membership Pledge Agreement, dated December 30, 2002, by          (15)
           and between Bingham and Sun Home Services.
 10.47     Second Amended and Restated Participation Agreement, dated December 30, 2002,          (15)
           by and among Sun Home Services, the Milton M. Shiffman Spouse's Marital Trust
           and Woodward Holding LLC
 10.48     Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun
           Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured              (13)
           Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.
 10.49     Credit Agreement, dated as of July 3, 2002, by and between the Operating
           Partnership, Sun Communities, Inc., Banc One Capital Markets, Inc., Bank One,          (13)
           N.A. and other lenders which are signatories thereto
 10.50     First Amendment to Master Credit Facility Agreement, dated as of August 29,
           2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited              (14)
           Partnership, Sun Secured Financing Houston Limited Partnership and ARCS
           Commercial Mortgage Co., L.P.
 10.51     First Amendment to Employment Agreement, dated as of July 15, 2002, by and             (14)
           between Sun Communities, Inc. and Gary A. Shiffman#
 10.52     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.53     First Amended and Restated Promissory Note (Unsecured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.54     First Amended and Restated Promissory Note (Secured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.55     Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.56     Second Amended and Restated Promissory Note (Secured), dated as of July 15,
           2002, made by Gary A. Shiffman in favor of the Operating Partnership                   (14)
 10.57     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
           Fannon and Sun Home Services, Inc.#
 10.58     Employment Agreement, dated as of January 1, 2003, by and between Brian W.             (15)
           Fannon and Sun Communities, Inc.#
 10.59     Lease, dated November 1, 2002, by and between the Operating Partnership as             (15)
           Tenant and American Center LLC as Landlord
 10.60     Term Loan Agreement, dated as of October 10, 2002, among Sun Financial, LLC,           (15)
           Sun Financial Texas Limited Partnership, the Operating Partnership, Sun
           Communities, Inc. and Lehman Commercial Paper, Inc.

EXHIBIT                                                                                         METHOD OF
NUMBER                                 DESCRIPTION                                               FILING
------                                 -----------                                               ------
 10.61     Concurrent Private Placement Agreement dated October 8, 2003 among Sun OFI,            (16)
           Inc., Origen Financial, Inc., and the Purchasers (as defined therein)
 10.62     Registration Rights Agreement dated as of October 8, 2003 among Sun OFI, Inc.,         (16)
           Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on
           Schedule B thereto
  12.1     Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to                (17)
           Combined Fixed Charges and Preferred Dividends
  21.1     List of Subsidiaries of Sun Communities, Inc.                                          (17)
  23.1     Consent of PriceWaterhouseCoopers                                                      (17)
  23.2     Consent of Grant Thornton, LLP                                                         (17)
  31.1     Certification of Chief Executive Officer pursuant to Section 302 of the                (17)
           Sarbanes-Oxley Act of 2002

  31.2     Certification of Chief Financial Officer pursuant to Section 302 of the                (17)
           Sarbanes-Oxley Act of 2002
  32.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant          (17)
           to Section 906 of the Sarbanes-Oxley Act of 2002
  99.1     Audited financial statements of Origen Financial L.L.C.                                (16)
  99.2     Audited Financial Statements of Origen Financial, Inc.                                 (16)

---------------------------------

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

(11) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

(16) Incorporated by reference to pages F-1 through F-48 of Origen Financial, Inc.'s Registration Statement on Form S-11, No. 333-112516

(17)     Filed herewith.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

                              SUN COMMUNITIES, INC.
          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                                            PAGE
Report of Independent Certified Public Accountants - Grant Thornton LLP                          F-2

Report of Independent Auditors - PricewaterhouseCoopers LLP                                      F-3

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2003 and 2002                                  F-4

   Consolidated Statements of Income
    for the Years Ended December 31, 2003, 2002 and 2001                                         F-5

   Consolidated Statements of Comprehensive Income
   for the Years Ended December 31, 2003, 2002 and 2001                                          F-6

   Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2003, 2002 and 2001                                          F-7

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2003, 2002 and 2001                                          F-8

   Notes to Consolidated Financial Statements                                             F-9 - F-27

Schedule III - Real Estate and Accumulated Depreciation                                  F-28 - F-30

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheet of Sun Communities, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" and Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" during 2003.

We have also audited Schedule III for the year ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

GRANT THORNTON LLP

Southfield, Michigan
February 19, 2004

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Sun Communities, Inc.:

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing in Item 15 on page F-1 present fairly, in all material respects, the financial position of Sun Communities, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Origen Financial, L.L.C., an investee of the Company, which statements reflect total assets of $227,748,000 at December 31, 2002 and total revenues of $20,835,000 for the year ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Origen Financial, L.L.C, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No.144, "Accounting for the Impairment on Disposal of Long-Lived Assets".


Pricewaterhouse Coopers LLP

Detroit, Michigan
March 12, 2003 except for Note 3 as to
which the date is March 12, 2004

                             SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                             (amounts in thousands)


                                                           2003               2002
                                                       -----------       -----------
ASSETS
  Investment in rental property, net                   $ 1,010,484       $   999,360
  Cash and cash equivalents                                 24,058             2,664
  Inventory of manufactured homes                           17,236              -
  Investment in and advances to affiliates                  50,667            67,719
  Notes and other receivables                               74,828            56,329
  Other assets                                              44,301            37,904
                                                       -----------       -----------

    Total assets                                       $ 1,221,574       $ 1,163,976
                                                       ===========       ===========



LIABILITIES
  Line of credit                                       $    99,000       $    63,000
  Debt                                                     674,328           604,373
  Other liabilities                                         24,833            24,581
                                                       -----------       -----------

    Total liabilities                                      798,161           691,954
                                                       -----------       -----------

  Minority interests                                        96,803           152,490
                                                       -----------       -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 per value, 10,000 shares              -                 -
   authorized, none issued
  Common stock, $.01 per value, 100,000 shares                 192               183
   authorized, 19,192 and 18,311 issued and
   outstanding in 2003 and 2002, respectively
  Paid-in capital                                          446,211           420,683
  Officers' notes                                          (10,299)          (10,703)
  Unearned compensation                                     (7,337)           (8,622)
  Accumulated comprehensive earnings                        (1,294)           (1,851)
  Distributions in excess of accumulated earnings          (94,479)          (73,774)
  Treasury stock, at cost, 202 shares                       (6,384)           (6,384)
                                                       -----------       -----------

    Total stockholders' equity                             326,610           319,532
                                                       -----------       -----------

    Total liabilities and stockholders' equity         $ 1,221,574       $ 1,163,976
                                                       ===========       ===========




   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                2003          2002         2001
                                              ---------    ---------    ---------
REVENUES
Income from rental property                   $ 159,115    $ 149,875    $ 136,969
Revenues from home sales                         19,516           --           --
Ancillary service revenues, net                   3,409           --           --
Interest                                         11,354        7,990       10,305
Other income (loss)                              (4,256)       2,304        3,695
                                              ---------    ---------    ---------
   Total revenues                               189,138      160,169      150,969

COSTS AND EXPENSES
Property operating and maintenance               39,837       33,751       29,258
Cost of home sales                               13,879           --           --
Real estate taxes                                11,746       10,217        9,162
Selling, general and administrative              18,181        7,722        7,373
Depreciation and amortization                    44,120       37,900       32,716
Interest                                         36,680       32,375       31,016
                                              ---------    ---------    ---------
   Total expenses                               164,443      121,965      109,525

 Equity income (loss) from affiliates               667      (16,627)         131

                                              ---------    ---------    ---------
     Income from operations                      25,362       21,577       41,575

Less income allocated to minority interest:
 Preferred OP Units                               8,537        7,803        8,131
 Common OP Units                                  3,083        1,802        5,019
                                              ---------    ---------    ---------

Income from continuing operations                13,742       11,972       28,425
Income from discontinued operations               9,972        1,620        5,485
                                              ---------    ---------    ---------
     Net income                               $  23,714    $  13,592    $  33,910
                                              =========    =========    =========

Weighted average common shares outstanding:
 Basic                                           18,206       17,595       17,258
                                              =========    =========    =========
 Diluted                                         18,345       17,781       17,440
                                              =========    =========    =========
Basic earnings per share:
 Continuing operations                        $    0.75    $    0.68    $    1.64
 Discontinued operations                           0.55         0.09         0.32
                                              ---------    ---------    ---------
 Net Income                                   $    1.30    $    0.77    $    1.96
                                              =========    =========    =========
Diluted earnings per share:
 Continuing operations                        $    0.75    $    0.67    $    1.63
 Discontinued operations                           0.54         0.09         0.31
                                              ---------    ---------    ---------
 Net Income                                   $    1.29    $    0.76    $    1.94
                                              =========    =========    =========

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                         2003                 2002                 2001
                                                       --------             --------             --------
Net income                                             $ 23,714             $ 13,592             $ 33,910
Unrealized income (loss) on interest rate swaps             557               (1,851)                   -
                                                       --------             --------             --------
Comprehensive income                                   $ 24,271             $ 11,741             $ 33,910
                                                       ========             ========             ========

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                                 ACCUMULATED     DISTRIBUTIONS
                                                                                    OTHER         IN EXCESS OF
                                          COMMON     PAID-IN       UNEARNED     COMPREHENSIVE     ACCUMULATED
                                           STOCK     CAPITAL     COMPENSATION        LOSS           EARNINGS
                                         ---------  ---------    ------------      --------        ---------
Balance, January 1, 2001                 $     175  $ 393,771      $ (4,746)       $      -        $ (41,688)
Issuance of common stock, net                    3      4,077        (3,188)
Amortization                                                            935
Repayment of officers' notes
Treasury stock purchased, 194 shares
Reclassification and conversion of
   minority interest                                    1,941
Net income                                                                                            33,910
Cash distributions declared of $2.18
   per share                                                                                         (38,161)
                                         ---------  ---------      --------        --------        ---------
Balance, December 31, 2001                     178    399,789        (6,999)                         (45,939)
Issuance of common stock, net                    5     17,406        (2,767)
Amortization                                                          1,144
Repayment of officers' notes
Reclassification and conversion of
   minority interest                                    3,488
Net income                                                                                            13,592
Unrealized loss on interest rate swaps                                               (1,851)
Cash distributions declared of $2.29
   per share                                                                                         (41,427)
                                         ---------  ---------      --------        --------        ---------
Balance, December 31, 2002                     183    420,683        (8,622)         (1,851)         (73,774)
Issuance of common stock, net                    9     27,640
Amortization                                                          1,285
Repayment of officers' notes
Reclassification and conversion of
   minority interest                                   (2,112)
Net income                                                                                            23,714
Unrealized loss on interest rate swaps                                                  557
Cash distributions declared of $2.41
   per share                                                                                         (44,419)
                                         ---------  ---------      --------        --------        ---------
Balance, December 31, 2003               $     192  $ 446,211      $ (7,337)       $ (1,294)       $ (94,479)
                                         =========  =========      ========        ========        =========



                                            TREASURY     OFFICERS'
                                             STOCK         NOTES     TOTAL EQUITY
                                            --------     ---------   ------------
Balance, January 1, 2001                    $   (221)    $ (11,257)    $ 336,034
Issuance of common stock, net
Amortization
Repayment of officers' notes                                   253
Treasury stock purchased, 194 shares          (6,163)
Reclassification and conversion of
   minority interest
Net income
Cash distributions declared of $2.18
   per share
                                            --------     ---------     ---------
Balance, December 31, 2001                    (6,384)      (11,004)    $ 329,641
Issuance of common stock, net
Amortization
Repayment of officers' notes                                   301
Reclassification and conversion of
   minority interest
Net income
Unrealized loss on interest rate swaps
Cash distributions declared of $2.29
   per share
                                            --------     ---------     ---------
Balance, December 31, 2002                    (6,384)      (10,703)    $ 319,532
Issuance of common stock, net
Amortization
Repayment of officers' notes                                   404
Reclassification and conversion of
   minority interest
Net income
Unrealized loss on interest rate swaps
Cash distributions declared of $2.41
   per share
                                            --------     ---------     ---------
Balance, December 31, 2003                  $ (6,384)    $ (10,299)    $ 326,610
                                            ========     =========     =========

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                             2003              2002             2001
                                                                           --------         ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 23,714         $  13,592         $ 33,910
Adjustments to reconcile income to cash provided by operating activities:
   Income allocated to minority interests                                     3,083             1,802            5,019
   Income from discontinued operations allocated to minority interests          191               243              186
   Gain from property dispositions, net                                      (3,658)             (361)          (4,275)
   Depreciation and amortization                                             44,120            37,900           32,716
   Depreciation allocated to income from discontinued operations                347               675              800
   Amortization of deferred financing costs                                   1,835             1,231            1,065
   Reduction in book value of investments                                         -            13,881                -
   Decrease in inventory                                                      1,970                 -                -
   Increase in other assets                                                  (7,520)          (15,973)          (4,879)
   Increase (decrease) in accounts payable and other liabilities               (814)           (2,031)           1,329
                                                                           --------         ---------         --------
          Net cash provided by operating activities                          63,268            50,959           65,871
                                                                           --------         ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in rental properties                                          (50,310)          (87,283)         (70,331)
   Proceeds related to property dispositions                                 22,499             3,288           17,331
   Investment in and advances to affiliates                                 (47,612)          (51,782)         (20,056)
   Repayments of (increase in) notes receivable, net                         16,131           (33,397)          37,968
   Officers' notes                                                              404               301              253
                                                                           --------         ---------         --------
          Net cash used in investing activities                             (58,888)         (168,873)         (34,835)
                                                                           --------         ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and OP units, net              26,222            13,801              809
   Treasury stock purchases                                                       -                 -           (6,163)
   Borrowings (repayments) on line of credit, net                            36,000           (30,000)          81,000
   Proceeds from (repayments on) notes payable and other debt, net            6,226           181,875          (76,599)
   Payments for deferred financing costs                                     (2,281)           (2,914)               -
   Distributions                                                            (49,153)          (46,771)         (43,962)
                                                                           --------         ---------         --------
          Net cash provided by/(used) in financing activities                17,014           115,991          (44,915)
                                                                           --------         ---------         --------
  Net increase (decrease) in cash and cash equivalents                       21,394            (1,923)         (13,879)

  Cash and cash equivalents, beginning of period                              2,664             4,587           18,466
                                                                           --------         ---------         --------

  Cash and cash equivalents, end of period                                 $ 24,058         $   2,664         $  4,587
                                                                           ========         =========         ========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $2,082, $2,915
   and $3,704 in 2003, 2002 and 2001, respectively                         $ 35,744         $  34,830         $ 34,048
Noncash investing and financing activities:
   Debt assumed for rental properties                                      $  2,288         $  20,653         $ 26,289
   Issuance of partnership units for rental properties                     $      -         $   4,500         $  4,612
   Issuance of partnership units to retire capitalized lease obligations   $  4,170         $   5,520         $      -
   Restricted common stock issued as unearned compensation, net            $      -         $   2,767         $  3,188
   Issuance of common stock pursuant to dividend reinvestment plan         $  1,334         $       -         $      -
   Unrealized gains (losses) on interest rate swaps                        $    557         $  (1,851)        $      -


    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. BUSINESS: Sun Communities, Inc. (the "Company") is a real estate investment trust ("REIT") which owns and operates 127 manufactured housing communities at December 31, 2003 located in seventeen states concentrated principally in the Midwest and Southeast comprising approximately 43,875 developed sites and approximately 6,756 sites suitable for development.

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

     b. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership") SunChamp LLC ("SunChamp"), and effective December 31, 2003, Sun Home Services, Inc. ("SHS"). SHS is consolidated beginning in 2003 in accordance with Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" as further described in Note 13.

          The minority interests include Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. Of the
          21.5 million OP Units outstanding at December 31, 2003, the Company owns 19.0 million or 88.5 percent. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

          Included in minority interests at December 31, 2003 and 2002 are 2 million Series A Perpetual Preferred OP Units ("PPOP Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The PPOP Units may be called under certain conditions by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into preferred stock under certain circumstances.

          $58.1 million of Preferred OP Units ("POP Units") are included in debt at December 31, 2003 with dividends at rates ranging from 6.0 percent to 7.6 percent and maturing between 2006 and 2014. Of these POP Units, $43.8 million have conversion prices ranging from $44 to $68 per unit.

          Of the $58.1 million POP Units included in debt, $4.2 million were issued during 2003 in connection with property acquisitions. These POP Units pay dividends at 7.625% and mature on May 15, 2010.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

     e. NOTES AND ACCOUNTS RECEIVABLE: The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The reserve for uncollectible accounts receivable from residents was $0.15 million at December 31, 2003 and 2002.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     f. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Origen Financial, Inc. ("Origen, Inc") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock (representing approximately 33% of the issued and outstanding shares of common stock as of December 31, 2003) of Origen, Inc. for $50 million and agreed to sell Origen, Inc. various interests in manufactured home loans. The Company's investment in Origen, Inc. was accounted for using the equity method of accounting for periods ending after September 30, 2003.

          During 2002 and through October 7, 2003, the Company, through SHS, and two other participants (one unaffiliated and one affiliated with Gary Shiffman, the Company's Chief Executive Officer and President) provided financing to Origen Financial, L.L.C. ("Origen"), the predecessor to Origen Inc. The financing consisted of a $48 million line of credit and a $10 million term loan of which $35 million was outstanding at September 30, 2003. This amount was repaid in full in October 2003 upon the formation and capitalization of Origen, Inc.

          Summarized combined financial information of the Company's equity investment in Origen, Inc. at December 31, 2003 and Origen and SHS at December 31, 2002 is presented below before elimination of intercompany transactions. SHS and SunChamp are consolidated in the Company's financial statements as of December 31, 2003. The 2003 results of operations below do not include results of operation for Origen prior to October 8, 2003.

                                                  ORIGEN, INC.        ORIGEN               SHS
                                                      2003              2002               2002
                                                      ----              ----               ----
Loans receivable, net                             $   368,509        $  173,764         $   33,560
Other assets                                           76,033            53,984             41,220
                                                  -----------        ----------         ----------
          Total assets                            $   444,542        $  227,748         $   74,780
                                                  ===========        ==========         ==========

Notes payable                                     $   277,441        $   54,946         $   85,361
Advances under repurchase agreements                        -           141,085                  -
Other liabilities                                      24,312            21,413              8,634
                                                  -----------        ----------         ----------
          Total liabilities                           301,753           217,444             93,995
                                                  -----------        ----------         ----------
Equity (deficit)                                      142,789            10,304            (19,215)
                                                  -----------        ----------         ----------
          Total liabilities and equity            $   444,542        $  227,748         $   74,780
                                                  ===========        ==========         ==========
Revenues                                          $    10,657        $   20,385         $   22,516
Expenses                                                8,691            49,572             24,704
Loss from equity investee                                   -                 -            (15,295)(a)
                                                  -----------        ----------         ----------
Net income (loss)                                 $     1,966        $  (29,187)        $  (17,483)
                                                  ===========        ==========         ==========
Sun's equity income (loss)                        $       667        $        -         $  (15,925)
                                                  ===========        ==========         ==========

(a) SHS determined at December 31, 2002 that its investment in Origen was impaired and wrote off its remaining investment of $13.6 million.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     g. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.

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

     i. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, exceeds the aggregate carrying value by approximately $28.0 million at December 31, 2003. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

     j. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has entered into four derivative contracts consisting of three interest rate swap agreements and an interest rate cap agreement. The Company's primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt and to cap the maximum interest rate on its variable rate borrowings. The Company does not enter into derivative instruments for speculative purposes.

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

          The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the twelve month period ended December 31, 2003 totals a positive $0.9 million.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     j.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, CONTINUED:

          In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $0.9 and $2.3 million as of December 31, 2003 and December 31, 2002, respectively.

          These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

     k. DEFERRED TAX ASSETS: The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on the insight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     l. STOCK OPTIONS: The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for awards using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands, except for per share data):

                                                                          2003           2002           2001
                                                                          ----           ----           ----
Net income, as reported                                                 $ 23,714       $ 13,592       $ 33,910
Stock-based compensation expense under fair value method                    (274)          (478)          (321)
                                                                        --------       --------       --------
Pro forma net income                                                    $ 23,440       $ 13,114       $ 33,589
                                                                        ========       ========       ========

EPS (Basic), as reported                                                $   1.30       $   0.77       $   1.96
                                                                        ========       ========       ========
EPS (Basic), pro forma                                                  $   1.29       $   0.75       $   1.95
                                                                        ========       ========       ========

EPS (Diluted), as reported                                              $   1.29       $   0.76       $   1.94
                                                                        ========       ========       ========
EPS (Diluted), pro forma                                                $   1.28       $   0.74       $   1.93
                                                                        ========       ========       ========

     m. INVENTORY: Inventory of manufactured homes is stated at lower of specific cost or market.

     n. RECLASSIFICATIONS: Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2. RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                  AT DECEMBER 31
                                           ---------------------------
                                              2003              2002
                                              ----              ----
Land                                       $  104,541       $  101,926
Land improvements and buildings             1,048,576          999,540
Furniture, fixtures, and equipment             33,080           26,277
Land held for future development               31,409           34,573
Property under development                      2,799           12,521
                                           ----------       ----------
                                            1,220,405        1,174,837
     Less accumulated depreciation           (209,921)        (175,477)
                                           ----------       ----------
                                           $1,010,484       $  999,360
                                           ==========       ==========

          Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, rental homes, maintenance buildings and amenities. Included in rental property at December 31, 2003 and 2002 are net carrying amounts related to capitalized leases of $9.6 million and $17.9 million, respectively.

          During 2003, the Company acquired one development community comprised of 62 developed sites and 180 sites available for development for $4.5 million. During 2002, the Company acquired one stabilized community, comprising 552 developed sites, for $21.3 million and three development communities, comprising 930 developed sites and 538 sites available for development, for $48.6 million consisting of cash of approximately $23.1 million, POP Units of approximately $4.5 million and assumption of debt of approximately $21.0 million.

          These transactions have been accounted for as purchases, and the statements of income include the operations of the acquired communities from the dates of their respective acquisitions. As of December 31, 2003, in conjunction with a 1993 acquisition, the Company is obligated to issue $6.4 million of OP Units through 2009 based on the per share market value of the Company's stock on the issuance date. This obligation was accounted for as part of the purchase price of the original acquisition.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

3. DISPOSITION OF PROPERTIES:

          In November 2003 the Company sold four manufactured home communities of which three were in Michigan and one in Illinois aggregating 731 sites for gross proceeds of approximately $24.8 million. In February 2002, the Company sold a manufactured home community in Florida consisting of 227 sites of which 131 were occupied, for cash of approximately $3.3 million. Net gain on sale of $8.6 million and $0.4 million on these transactions was recorded in income from discontinued operations in 2003 and 2002, respectively.

          In accordance with FAS 144, effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) in sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Income as income from discontinued operations for all periods presented. For presentation purposes, income from discontinued operations also includes a gain on sale of properties sold prior to December 31, 2001 of $4.3 million, which was reported in the Consolidated Statements of Income in prior periods as a gain from property dispositions, net. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

                                                            SUMMARY STATEMENT OF OPERATIONS
                                                                  DISPOSED PROPERTIES

                                                         2003             2002             2001
                                                         ----             ----             ----
Income from rental property                           $   2,763        $  3,034         $  3,289

Property operating and maintenance expenses                (533)           (495)            (713)

Real estate taxes                                          (310)           (361)            (380)

Depreciation and amortization                              (347)           (674)            (800)
                                                      ---------        --------         --------
Income from operations                                    1,573           1,504            1,396

Income allocated to common OP units                        (191)           (243)            (186)
Gain on sale of discontinued operations                   8,590             359            4,275
                                                      ---------        --------         --------
Income from discontinued operations                   $   9,972        $  1,620         $  5,485
                                                      =========        ========         ========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

4. NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                   AT DECEMBER 31,
                                                             -------------------------
                                                                2003            2002
                                                             ---------       ---------
Mortgage and other notes receivable, primarily
     with minimum monthly payments at LIBOR based
     floating rates of approximately LIBOR + 3.0 %,
     maturing at various dates through August 2008,
     substantially collateralized by manufactured
     home communities                                        $  41,736       $  38,420

Installment loans collateralized by manufactured
     homes with interest payable monthly at an effective
     weighted average interest rate and maturity of 8.2%
     and 20 years, respectively                                 24,802          11,633

Other receivables                                                8,290           6,276
                                                             ---------       ---------
                                                             $  74,828       $  56,329
                                                             =========       =========

At December 31, 2003, the maturities of mortgage notes and other receivables are approximately as follows: 2004 - $23.2 million; 2006- $3.8, and 2008 - $14.7 million. Of the $24.8 million of installment loans collateralized by manufactured homes, $12.3 million were sold at book value in February of 2004.

Officers' notes, presented as a reduction to stockholders' equity in the balance sheet, bear interest at LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units at December 31, 2003 with substantial personal recourse. The notes become due in three equal installments on each of December 31, 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.5 million and $0.3 million for the years 2003 and 2002, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001


5.   DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS):

     The following table sets forth certain information regarding debt:




                                                                                        DECEMBER 31,           DECEMBER 31,
                                                                                           2003                   2002
                                                                                  ---------------------   --------------------
     Callable/redeemable notes, interest at 6.770%, due May 14,
          2015, callable/redeemable May 16, 2005                                              $ 65,000               $ 65,000
     Senior notes, interest at 6.970%, due December 3, 2007                                     35,000                 35,000
     Senior notes, interest at 8.200%, due August 15, 2008                                     100,000                100,000
     Senior notes, interest at 5.750%, due April 15, 2010                                      150,000                      -
     Bridge loan, at variable interest rate (2.617% at December
          31, 2002), matured April 30, 2003                                                          -                 48,000
     Senior notes, interest at 7.625%, matured May 1, 2003                                           -                 85,000
     Collateralized term loan, due to FNMA, due May 2007, with a weighted average interest rate of 3.244% and 2.17% at
          December 31, 2003 and December 31, 2002, respectively,
          convertible to a 5 to 10 year fixed rate loan                                        152,363                152,363
     Collateralized term loan, interest at 7.010%, due September 9,
          2007                                                                                  41,547                 42,206
     Redeemable preferred OP units, average interest at 7.046%,
          redeemable at various dates through May 2010                                          58,148                      -
     Capitalized lease obligations, interest at 5.510%, due
          January 10, 2004                                                                       9,606                 16,438
     Mortgage notes, other                                                                      62,664                 60,366
                                                                                  ---------------------   --------------------
               Total debt                                                                    $ 674,328              $ 604,373
                                                                                  =====================   ====================







     The Company entered into a $25 million loan facility in September of 2003, of which $25 million was available to be borrowed at December 31, 2003. Borrowings bear an interest rate of Federal Funds Effective rate plus 0.85% and mature on March 24, 2004.

     In April 2003 the Company issued $150 million of 5.75 percent senior notes, due April 15, 2010, and used the proceeds from the offering to retire the bridge loan of $48 million and senior notes of $85 million which matured on April 30 and May 1, 2003, respectively. The remainder of the net proceeds was used to pay down the Company's line of credit.

     The collateralized term loans totaling $193.9 at December 31, 2003 are secured by 22 properties comprising approximately 10,600 sites. The capitalized lease obligation and mortgage notes are collateralized by 14 communities comprising approximately 4,000 sites. At the lease expiration date, January 2004, the capitalized lease reflected in December 31, 2003, was paid off by the issuance of 47,250 Preferred OP Units, cash of approximately $1.2 million and the assumption of approximately $4.2 million of debt, which was immediately retired. A capitalized lease obligation matured on January 1, 2003 and was paid by the issuance of 41,700 Preferred OP Units, cash of approximately $0.9 million and the assumption of approximately $1.6 million of debt, which was immediately retired.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

5. DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS), CONTINUED:

         The initial term of the variable rate collateralized term loan due to FNMA is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

         The Company has a $105 million unsecured line of credit, of which $6 and $22 million was available to borrow at December 31, 2003 and 2002, respectively. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit was 2.05 and 2.27 percent at December 31, 2003 and 2002 respectively.

         At December 31, 2003, the maturities of debt, excluding the line of credit, during the next five years are approximately as follows: 2004 - $35.1 million; 2005 - $66.6 million; 2006 - $20.4 million; 2007 - $81.1 million; 2008 - $106.7 million and $364.4 million thereafter.

         At December 31, 2003, the Company was the guarantor of $22.6 million in personal bank loans, made to directors, employees and consultants to purchase Company common stock and OP units pursuant to the Company's Stock Purchase Plan. The borrowers repaid the loans in January of 2004 and the guaranty was extinguished.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

6. STOCK OPTIONS:

         Data pertaining to stock option plans are as follows:

                                            2003                      2002                     2001
                                        -------------            -------------             -------------
Options outstanding, January 1                975,767                1,090,794                 1,109,250
Options granted                                     -                    7,500                   137,900
Option price                                      N/A                   $34.92             $27.03-$32.81
Options exercised                             154,179                   97,665                    59,773
Option price                            $20.13-$35.39            $20.13-$35.39             $22.75-$33.75
Options forfeited                              10,837                   24,862                    96,583
Option price                            $27.03-$32.75            $27.03-$32.75             $27.03-$33.82
Option outstanding, December 31               810,751 (a)              975,767                 1,090,794
Option price                               $20-$35.39               $20-$35.39                $20-$35.39
Option exercisable, December 31               765,168 (a)              834,249                   823,227

     (a) There are 190,394 options outstanding and exercisable with exercise prices ranging from $20.00 - $27.99 with an exercisable average life of
         3.7 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $25.53. There are 620,357 and 574,774 options outstanding and exercisable, respectively, with exercise prices ranging from $28.00 - $35.39 with a weighted average life of 4.2 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.64 and $30.46, respectively.

         At December 31, 2003, 364,513 shares of common stock were available for the granting of options. Stock option plans originally provided for the grant of up to 2,117,000 options. Options are granted at fair value of the common stock and generally vest over a two-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan in 1997 for certain employees granting 167,918 options (of which 87,657 remain outstanding), which become exercisable in equal installments in 2002-2004.

         The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

                                                                    2003          2002                2001
                                                                    ----        ------               -------
Estimated fair value per share of options granted during year:       N/A        $ 4.42 (1)           $  6.19
Assumptions:
Annualized dividend yield                                            N/A           5.9% (1)              5.9%
Common stock price volatility                                        N/A          16.4% (1)             16.4%
Risk-free rate of return                                             N/A           5.3% (1)              5.3%
Expected option term (in year)                                       N/A             7                     4

(1) 2002 based on valuation as of April 2001, due to insignificant option issuance in 2002.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

7. STOCKHOLDERS' EQUITY:

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

         The Company is authorized to repurchase up to 1,000,000 shares of its common stock.

         No restricted stock awards were issued during the year ended December 31, 2003. Compensation cost recognized in income for all prior restricted stock awards was $1.3 million, $1.1 million and $0.9 million in 2003, 2002 and 2001, respectively.

8. OTHER INCOME (AMOUNTS IN THOUSANDS):

          The components of other income are as follows for the years ended December 31, 2003, 2002 and 2001. The ($4,932) relates to a reduction in the book value of a new community development due to the impracticality of future phase construction.

                                    2003               2002                2001
                                  --------            -------            -------
Brokerage commissions             $    754            $   834            $   731
Development fee                          -              1,425              2,707
Other income (loss)                    (78)                45                257
Asset write down                    (4,932)                 -                  -
                                  --------            -------            -------
                                  $ (4,256)           $ 2,304            $ 3,695
                                  ========            =======            =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

9. SEGMENT REPORTING: With the consolidation of the operations of Sun Home Services for the year ended December 31, 2003, the consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of financial information for the year ended December 31, 2003.

                                                          PROPERTY              MANUFACTURED
                                                          OPERATIONS             HOME SALES          COMBINED
Revenues                                                 $   159,115              $ 19,516          $   178,631
Operating expenses                                            51,583                13,879               65,462
                                                         -----------              --------          -----------
      Net operating income                                   107,532                 5,637              113,169
Adjustments to arrive at Net Income:
  Other revenues                                               2,243                 8,264               10,507
  General and administrative                                 (10,536)               (7,645)             (18,181)
  Depreciation and amortization                              (43,165)                 (955)             (44,120)
  Interest expense                                           (36,530)                 (150)             (36,680)
  Equity income from affiliate                                   667                     -                  667
  Income allocated to minority interest                      (11,620)                    -              (11,620)
  Income from discontinued operations                          9,972                     -                9,972
                                                         -----------              --------          -----------
      Net income                                         $    18,563              $  5,151          $    23,714
                                                         ===========              ========          ===========

Capital expenditures                                     $    12,829 (1)          $ 12,353 (2)      $    25,182

Identifiable assets:
  Investment in rental property, net                     $   980,149              $ 30,335          $ 1,010,484
  Cash and cash equivalents                                   24,043                    15               24,058
  Inventory of manufactured homes                                  -                17,236               17,236
  Investments in and advances to affiliates                   50,667                     -               50,667
  Notes and other receivables                                 61,534                13,294               74,828
  Other assets                                                41,613                 2,688               44,301
                                                         -----------              --------          -----------
      Total assets                                       $ 1,158,006              $ 63,568          $ 1,221,574
                                                         ===========              ========          ===========

     (1) Capital expenditures of Property Operations segment consist of lot modifications, recurring projects, revenue producing projects, and expenditures for acquisitions and expansions, net of asset disposals.

     (2) Capital expenditures of Manufactured Home Sales segment consist primarily of acquisitions of rental homes.

10. INCOME TAXES (AMOUNTS IN THOUSANDS):

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

         Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the

                              SUN COMMUNITIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

10. INCOME TAXES (AMOUNTS IN THOUSANDS), CONTINUED:

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

Dividend payout on taxable income available to common stockholders for the years ended December 31, 2003, 2002 and 2001:


                                          2003         2002        2001
                                        --------     --------    --------
 Taxable income available to common
     stockholders                       $      0     $  6,046    $ 13,149
Less tax gain on disposition of
     properties                                0            0        (175)
                                        --------     --------    --------
Taxable operating income available
     to common stockholders             $      0     $  6,046    $ 12,974
                                        --------     --------    --------
Total distributions paid to common
     stockholders                       $ 44,419     $ 41,427    $ 38,161
                                        ========     ========    ========

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2003, 2002 and 2001, distributions paid per share were taxable as follows:


                              2003                     2002                     2001
                     ---------------------    ----------------------    ---------------------
                      AMOUNT    PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT    PERCENTAGE
                     --------   ----------    ---------   ----------    --------   ----------
Ordinary income      $   0.65         27.1%   $    1.54         67.1%   $   1.38         63.1%
Return of capital        1.76         72.9%        0.75         32.9%       0.80         36.9%
                     --------   ----------    ---------   ----------    --------   ----------
                     $   2.41        100.0%   $    2.29        100.0%   $   2.18        100.0%
                     ========   ==========    =========   ==========    ========   ==========

SHS is subject to U.S Federal income taxes. Deferred taxes reflect the estimated future tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SHS has net operating loss carryforwards of approximately $14.7 million at December 31, 2003. A deferred asset of approximately $2.0 million, principally related to the net operating loss carryforwards, exclusive of losses related to SHS's investment in Origen, is included in other assets in the consolidated balance sheet as of December 31, 2003. The deferred tax asset at December 31, 2003 is net of a valuation allowance of $3.0 million related to SHS's net operating losses on its investment in Origen. SHS's losses will begin to expire in 2011 through 2022 if not offset by future taxable income. Management believes its deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

11. EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                                           2003           2002         2001
                                                                          -------       -------       --------
Earnings used for basic and diluted earnings per share computation:

Continuing operations                                                     $13,742       $11,972       $28,425
                                                                          =======       =======       =======
Discontinued operations                                                   $ 9,972       $ 1,620       $ 5,485
                                                                          =======       =======       =======

Total shares used for basic earnings per share                             18,206        17,595        17,258
Dilutive securities:

     Stock options and other                                                  139           186           182
                                                                          -------       -------       -------
Total weighted average shares used for diluted
     earnings per share computation                                        18,345        17,781        17,440
                                                                          =======       =======       =======

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                   FIRST        SECOND        THIRD         FOURTH
                                                  QUARTER      QUARTER       QUARTER        QUARTER
                                                  MARCH 31     JUNE 30        SEPT.30       DEC. 31
                                                -----------   -----------   --------      ---------
2003

Total revenues (a)                               $48,251       $48,911       $48,074       $ 43,902
Total expenses (a)                               $39,188       $41,696       $39,172       $ 44,387
Net income                                       $ 6,343       $ 4,539       $ 6,421       $  6,411
Weighted average common shares outstanding        17,789        17,902        18,504         18,628
Earnings per common share-basic                  $  0.36       $  0.25       $  0.35       $   0.34

2002

Total revenues (c)                               $40,347       $39,493       $40,327       $ 40,002
Total expenses (c)                               $29,603       $28,947       $30,629       $ 32,786
Net income (loss) (b)                            $ 8,114       $ 7,002       $ 5,802       $ (7,326)
Weighted average common shares outstanding        17,322        17,544        17,739         17,777
Earnings (loss) per common share-basic           $  0.47       $  0.40       $  0.33       $  (0.41)


(a) The Company's investment in Sun Home Services was accounted for using the equity method of accounting for the quarters ended March 31, June 30, and September 30, 2003. The total revenues and total expenses for these periods have been restated to include Sun Home Services' operating revenues and expenses.

(b) Included in net income for the fourth quarter of 2002 is the write-off of $13.6 million pertaining to the Company's investment in Origen.

(c) Revenues and expenses have been restated to conform to SFAS 144 which requires operations of properties sold or held for sale to be reclassified as discontinued operations.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

13. RECENT ACCOUNTING PRONOUNCEMENTS:

       In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which establishes standards for how financial instruments that have characteristics of both liabilities and equity instruments should be classified on the balance sheet. The requirements of SFAS 150 generally outline that financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets or any mandatorily redeemable security should be classified as a liability on the balance sheet. The Company has reclassified mandatorily redeemable preferred operating partnership units of $58.1 million into debt as of December 31, 2003. The reclassification had no effect on the Company's compliance with the covenant requirements of its credit agreements.

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

       In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 (i.e., December 31, 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The Company consolidated SHS in its financial reporting beginning December 31, 2003. The consolidation did not have a significant impact on the financial condition or results of operations of the Company.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

14. CONTINGENCIES:

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

15. RELATED PARTY TRANSACTIONS:

      The Company and its affiliates have entered into the following transactions with Origen Inc. and its predecessor, Origen during 2002 and 2003:

      - Capital Investment in Origen, Inc. As described in Note 1, the Company acquired 5,000,000 shares of common stock in Origen Inc. in a private placement transaction at $10 per share.

      - Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, services approximately $23.0 million in manufactured home loans for SHS as of December 31, 2003. Sun Home Services pays Origen Servicing, Inc. an annual servicing fee of 1.25 percent of the outstanding principal balance of the loans.

      - Guaranty of Licensing Bonds. The Company has guaranteed Origen Inc.'s obligations to an insurance company in connection with the issuance of bonds and undertakings required by various state licensing authorities as a condition to the issuance of Origen Inc. licenses. The Company's aggregate potential obligations under these bonds is approximately $5.0 million.

      In addition to the transactions with Origen Inc. described above, Mr. Shiffman and his affiliates have entered into the following transactions with the Company:

      - Related Party Lease. The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21 percent interest.

      - Capital Investment in Origen Financial, Inc. As part of the Origen Inc. private placement, Shiffman Origen LLC (100 percent of which is owned by the Estate of Milton M. Shiffman, Mr. Shiffman and members of his family), acquired 1,025,000 shares of common stock of Origen Inc. at $10 per share.

      -           Ownership of SHS. Gary Shiffman, and the Estate of Milton M.
                  Shiffman (former Chairman of the Board), are the owners of all of the outstanding common stock of SHS, and as such are entitled to 5% of the cash flow from the operating activities of SHS.

      - Tax Consequences Upon Sale of Properties. Gary Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of these limited partnership interests for the Company's common stock, Mr. Shiffman will have tax consequences different from those of the Company and the Company's public stockholders on the sale of any of the Sun Partnerships. Four of the properties have been sold to date.

16. SUBSEQUENT EVENTS:

      In February, 2004, the Company entered into an agreement with certain affiliates of Property Asset Management Inc. ("PAMI") to acquire all of the equity interests in partnerships that directly and indirectly own and operate 19 properties and entered into a real estate purchase agreement to acquire 7 other properties. The properties are recreational vehicle communities, some of which include manufactured home sites. The portfolio consists of 11,331 sites, including 10,586 developed sites and 745 expansion recreational vehicle sites. Completion of the purchases is subject to customary closing conditions.

      PAMI, the seller under the purchase agreements, is the sole general partner and owns a substantial majority of the equity interests in the partnerships that own the properties subject to the purchase agreements. PAMI has exercised its rights under the relevant partnership agreements to acquire the equity interests of its minority partner. PAMI has informed us that its minority partner has disputed PAMI's rights to purchase its interests under the partnership agreements. As a result, PAMI has filed suit in the Delaware Chancery Court requesting, among other things, that the court specifically enforce PAMI's right to purchase the minority interests. The minority partner in the partnerships has filed an answer and counterclaim in the case requesting that the court find that the minority partner has the right to buy PAMI's interests under the partnership agreements.

      PAMI believes that it will be successful in the litigation and we expect to complete the acquisition of the partnership interests and properties. However, due to the uncertain nature of litigation and the other conditions to closing, we can provide no assurance that we will be able to successfully complete the proposed acquisitions and cannot reliably predict the timing of the resolution of these matters.

SUN COMMUNITIES, INC.                                              SCHEDULE III
REAL ESTATE AND ACCUMLATED DEPRECIATION
DECEMBER 31. 2003
(amount in thousands)

                                                                                                        COST CAPITALIZED
                                                                                                    SUBSEQUENT TO ACQUISITION
                                                                         INITIAL COST TO COMPANY        IMPROVEMENTS
                                                                         -----------------------    ---------------------------


PROPERTY NAME                         LOCATION              ENCUMBRANCE     LAND        B & F        &  LAND        B & F
---------------------------------   ---------------------  ------------  ----------  ----------   -------------    ---------
Academy/Westpoint                   Canton, MI                   A          1,485    $ 14,278          $ -           $ 212
Allendale                           Allendale, MI                A            366       3,684            -           3,815
Alpine                              Grand Rapids, MI             -            729       6,692            -           3,646
Apple Creek                         Amelia, OH                   C            543       5,480            -              97
Arbor Terrace                       Brandenton, FL               -            456       4,410            -             378
Ariana Village                      Lakeland, FL                              240       2,195            -             525
Autumn Ridge                        Ankeny, IO                   A            890       8,054            -             903
Bedford Hills                       Battle Creek, MI             B          1,265      11,562            -             482
Bell Crossing                       Clarksville, TN              -            717       1,916            -           3,641
Bonita Lake                         Bonita Springs, FL           -            285       2,641            -             267
Boulder Ridge                       Pflugerville, TX             -          1,000         500        3,324          16,916
Branch Creek                        Austin, TX                   A            796       3,716            -           5,248
Brentwood                           Kentwood, MI                 -            385       3,592            -             294
Brookside Village                   Goshen, IN                   A            260       1,080          386           7,497
Buttonwood Bay                      Sebring, IN                  -          1,952      18,294            -           1,773
Byrne Hill Village                  Toledo, OH                   -            383       3,903            -             371
Byron Center                        Byron Center, MI             -            253       2,402            -             162
Candlelight Village                 Chicago Heights, IL          -            600       5,623            -             730
Candlewick Court                    Owosso, MI                   -            125       1,900          132           1,139
Carrington Pointe                   Ft. Wayne, IN                -          1,076       3,632            -           4,332
Casa Del Valle                      Alamo, TX                    -            246       2,316            -             497
Catalina                            Middletown, OH               -            653       5,858            -           1,313
Chisholm Point                      Pflugerville, TX             A            609       5,286            -           2,934
Clearwater Village                  South Bend, IN               -             80       1,270           61           1,931
Cobus Green                         Elkhart, IN                  -            762       7,037            -             719
College Park Estates                Canton, MI                   -             75         800          174           4,796
Comal Farms                         New Braunfels, TX            -          1,455       1,732            -           4,486
Continental Estates                 Davison, MI                  -          1,625      16,581          150           1,726
Continental North (1)               Davison, MI                  -                                       -           3,814
Country Acres                       Cadillac, MI                 -            380       3,495            -             282
Country Meadows                     Flat Rock, MI                A            924       7,583          296           9,865
Countryside Village                 Perry, MI                    B            275       3,920          185           2,169
Creekside                           Reidsville, NC               -            350       1,423            -           3,129
Creekwood Meadows                   Burton, MI                   -            808       2,043          404           6,629
Cutler Estates                      Grand Rapids, MI             B            749       6,941            -             408
Davison East (1)                    Davison, MI                                                          -              22
Deerfield Run                       Anderson, MI                1700          990       1,607            -           3,289
Desert View Village                 West Wendover, NV            -          1,119           -            -           1,586
Eagle Crest                         Firestone, CO                -          2,017         150        2,362          24,503
East Fork                           Batavia, OH                  -          1,280       6,302            -           4,199
Edwardsville                        Edwardsville, KS             B            425       8,805          541           2,776
Falcon Pointe                       East Lansing, MI            2288          450       4,049            -             174
Fisherman's Cove                    Flint, MI                    -            380       3,438            -             578
Forest Meadows                      Philomath, OR                -          1,031       2,050            -              67
Four Seasons                        Elkhart, IN                  -            500       4,811            -              14
Glen Laurel                         Concord, NC                  -          1,641         453            -           6,519
Goldcoaster                         Homestead, FL                -            446       4,234          172           1,987
Grand                               Grand Rapids, MI             -            374       3,587            -             229
Groves                              Ft. Myers, FL                -            249       2,396            -             736
Hamlin                              Webberville, MI              -            125       1,675          536           4,004


                                      GROSS AMOUNT CARRIED AT
                                        DECEMBER 31, 2003
                                    -------------------------
                                                                                                              DATE OF
                                                                                         ACCUMULATED       CONSTRUCTION (C)
PROPERTY NAME                             LAND            B & F             TOTAL       DEPRECIATION        ACQUISION (A)
---------------------------------   ------------   --------------     --------------   -------------       -------------
Academy/Westpoint                   $ 1,485         $ 14,490           $ 15,975           $ 1,694           2000(A)
Allendale                               366            7,499              7,865             1,665           1996(A)
Alpine                                  729           10,338             11,067             2,252           1996(A)
Apple Creek                             543            5,577              6,120               813           1999(A)
Arbor Terrace                           456            4,788              5,244             1,213           1996(A)
Ariana Village                          240            2,720              2,960               838           1994(A)
Autumn Ridge                            890            8,957              9,847             2,151           1996(A)
Bedford Hills                         1,265           12,044             13,309             3,053           1996(A)
Bell Crossing                           717            5,557              6,274               618           1999(A)
Bonita Lake                             285            2,908              3,193               726           1996(A)
Boulder Ridge                         4,324           17,416             21,740             2,212           1998(C)
Branch Creek                            796            8,964              9,760             2,034           1995(A)
Brentwood                               385            3,886              4,271             1,003           1996(A)
Brookside Village                       646            8,577              9,223             2,123           1985(A)
Buttonwood Bay                        1,952           20,067             22,019             1,616           2001(A)
Byrne Hill Village                      383            4,274              4,657               649           1999(A)
Byron Center                            253            2,564              2,817               657           1996(A)
Candlelight Village                     600            6,353              6,953             1,590           1996(A)
Candlewick Court                        257            3,039              3,296               988           1985(A)
Carrington Pointe                     1,076            7,964              9,040             1,432           1997(A)
Casa Del Valle                          246            2,813              3,059               654           1997(A)
Catalina                                653            7,171              7,824             2,238           1993(A)
Chisholm Point                          609            8,220              8,829             1,964           1995(A)
Clearwater Village                      141            3,201              3,342               912           1986(A)
Cobus Green                             762            7,756              8,518             2,574           1993(A)
College Park Estates                    249            5,596              5,845             1,684           1978(A)
Comal Farms                           1,455            6,218              7,673               456          2000(A&C)
Continental Estates                   1,775           18,307             20,082             4,152           1996(A)
Continental North (1)                     -            3,814              3,814               997           1996(A)
Country Acres                           380            3,777              4,157               945           1996(A)
Country Meadows                       1,220           17,448             18,668             4,484           1994(A)
Countryside Village                     460            6,089              6,549             1,847           1987(A)
Creekside                               350            4,552              4,902               375          2000(A&C)
Creekwood Meadows                     1,212            8,672              9,884             1,523           1997(C)
Cutler Estates                          749            7,349              8,098             1,843           1996(A)
Davison East (1)                          -               22                 22                 -           1996(A)
Deerfield Run                           990            4,896              5,886               565           1999(A)
Desert View Village                   1,119            1,586              2,705               613           1998(C)
Eagle Crest                           4,379           24,653             29,032             1,317           1998(C)
East Fork                             1,280           10,501             11,781               905          2000(A&C)
Edwardsville                            966           11,581             12,547             3,587           1987(A)
Falcon Pointe                           450            4,223              4,673                64           2003(A)
Fisherman's Cove                        380            4,016              4,396             1,313           1993(A)
Forest Meadows                        1,031            2,117              3,148               314           1999(A)
Four Seasons                            500            4,825              5,325               585           2000(A)
Glen Laurel                           1,641            6,972              8,613               323          2001(A&C)
Goldcoaster                             618            6,221              6,839             1,284           1997(A)
Grand                                   374            3,816              4,190               856           1996(A)
Groves                                  249            3,132              3,381               723           1997(A)
Hamlin                                  661            5,679              6,340               866           1984(A)

                                                                                                        COST CAPITALIZED
                                                                                                    SUBSEQUENT TO ACQUISITION
                                                                         INITIAL COST TO COMPANY        IMPROVEMENTS
                                                                         -----------------------    ---------------------------


PROPERTY NAME                         LOCATION              ENCUMBRANCE     LAND        B & F        & LAND         B & F
---------------------------------   ---------------------  ------------  ----------  ----------   -------------    ---------
High Point                          Frederika, DE                -            898       7,031            -          1,137
Holiday Village                     Elkhart, IN                  -            100       3,207          143          1,287
Holly Forest                        Holly Hill, FL               -            920       8,376            -            399
Indian Creek                        Ft. Myers Beach, FL          -          3,832      34,660            -          1,741
Island Lake                         Merritt Island, FL           -            700       6,431            -            349
Kensington Meadows                  Lansing, MI                  -            250       2,699            -          3,632
Kenwood                             La Feria, TX                 -            145       1,842            -             41
King's Court                        Traverse City, MI            A          1,473      13,782            -          1,630
King's Lake                         Debary, FL                   -            280       2,542            -          2,257
Knollwood Estates                   Allendale, MI               2642          400       4,061            -             12
Lafayette Place                     Warren, MI                   -            669       5,979            -            868
Lake Juliana                        Auburndale, FL               -            335       2,848            -            999
Lake San Marino                     Naples, FL                   -            650       5,760            -            564
Leesburg Landing                    Leesburg, FL                 -             50         429          921            431
Liberty Farms                       Valparaiso, IN               -             66       1,201          116          2,062
Lincoln Estates                     Holland, MI                  -            455       4,201            -            453
Maplewood Mobile                    Lawrence, IN                 -            275       2,122            -            974
Meadow Lake Estates                 White Lake, MI               -          1,188      11,498          127          1,953
Meadowbrook                         Charlotte, NC                -          1,310       6,570            -          2,778
Meadowbrook Estates                 Monroe, MI                   -            431       3,320          379          6,048
Meadowbrook Village                 Tampa, FL                    -            519       4,728            -            498
Meadows                             Nappanee, IN                 -            287       2,300            -          2,523
North Point Estates                 Pueblo, CO                   -          1,582       3,027            1          2,628
Oak Crest                           Austin, TX                  8088        4,311      12,611            -            355
Oakwood Village                     Miamisburg, OH               -          1,964       6,401            -          6,575
Orange Tree                         Orange City, FL              -            283       2,530           15            795
Orchard Lake                        Milford, OH                  C            395       4,025            -             44
Pebble Creek                        Greenwood, IN                -          1,030       5,074            -          3,418
Pecan Branch                        Georgetown, TX               -          1,379           -          331          4,286
Pheasant Ridge                      Lancaster, PA                           2,044      19,279            -             38
Pin Oak Parc                        St. Louis, MO                A          1,038       3,250          467          4,949
Pine Hills                          Middlebury, IN               -             72         544           60          1,784
Pine Ridge                          Petersburg, VA               -            405       2,397            -          1,359
Presidential                        Hudsonville, MI              A            680       6,314            -          1,286
Richmond                            Richmond, MI                 -            501       2,040            -            461
River Haven                         Grand Haven, MI             9512        1,800      16,967            -            179
River Ranch                         Austin, TX                   -          4,690         843            -          6,590
River Ridge                         Austin, TX                  6813        3,201      15,090            -            225
Roxbury                             Goshen, IN                   -          1,057       9,870            1             99
Royal Country                       Miami, FL                    B          2,290      20,758            -            933
Saddle Oak Club                     Ocala, FL                    -            730       6,743            -            805
Saddlebrook                         San Marcos, TX              5321        1,703      11,843            -            311
Scio Farms                          Ann Arbor, MI                -          2,300      22,659            -          4,010
Sea Air                             Rehoboth Beach, DE          4345        1,207      10,179            -            853
Sherman Oaks                        Jackson, FL                  B            200       2,400          240          4,132
Siesta Bay                          Ft. Myers Beach, FL          -          2,051      18,549            -            901
Silver Star                         Orlando, FL                  -          1,022       9,306            -            452
Snow to Sun                         Weslaco, TX                  -            190       2,143           15            926
Southfork                           Belton, MO                   -          1,000       9,011            -          1,521
St. Clair Place                     St. Clair, MI                -            501       2,029            -            361
Stonebridge                         Richfield Twp., MI          1119        2,044           -          180          1,918

                                     GROSS AMOUNT CARRIED AT
                                        DECEMBER 31, 2003
                                    -------------------------
                                                                                                              DATE OF
                                                                                         ACCUMULATED       CONSTRUCTION (C)
PROPERTY NAME                             LAND            B & F             TOTAL       DEPRECIATION        ACQUISION (A)
---------------------------------   ------------   --------------     --------------   -------------       -------------
High Point                                898             8,168           9,066                740           1997(A)
Holiday Village                           243             4,494           4,737              1,476           1986(A)
Holly Forest                              920             8,775           9,695              1,915           1997(A)
Indian Creek                            3,832            36,401          40,233              9,266           1996(A)
Island Lake                               700             6,780           7,480              1,930           1995(A)
Kensington Meadows                        250             6,331           6,581              1,478           1995(A)
Kenwood                                   145             1,883           2,028                299           1999(A)
King's Court                            1,473            15,412          16,885              3,821           1996(A)
King's Lake                               280             4,799           5,079              1,280           1994(A)
Knollwood Estates                         400             4,073           4,473                343           2001(A)
Lafayette Place                           669             6,847           7,516              1,267           1998(A)
Lake Juliana                              335             3,847           4,182              1,116           1994(A)
Lake San Marino                           650             6,324           6,974              1,606           1996(A)
Leesburg Landing                          971               860           1,831                215           1996(A)
Liberty Farms                             182             3,263           3,445                987           1985(A)
Lincoln Estates                           455             4,654           5,109              1,162           1996(A)
Maplewood Mobile                          275             3,096           3,371                957           1989(A)
Meadow Lake Estates                     1,315            13,451          14,766              4,406           1994(A)
Meadowbrook                             1,310             9,348          10,658                980          2000(A&C)
Meadowbrook Estates                       810             9,368          10,178              3,007           1986(A)
Meadowbrook Village                       519             5,226           5,745              1,687           1994(A)
Meadows                                   287             4,823           5,110              1,434           1987(A)
North Point Estates                     1,583             5,655           7,238                408           2001(C)
Oak Crest                               4,311            12,966          17,277                670           2002(A)
Oakwood Village                         1,964            12,976          14,940              2,006           1998(A)
Orange Tree                               298             3,325           3,623                977           1994(A)
Orchard Lake                              395             4,069           4,464                670           1999(A)
Pebble Creek                            1,030             8,492           9,522                934          2000(A&C)
Pecan Branch                            1,710             4,286           5,996                284           1999(C)
Pheasant Ridge                          2,044            19,317          21,361                990           2002(A)
Pin Oak Parc                            1,505             8,199           9,704              1,887           1994(A)
Pine Hills                                132             2,328           2,460                709           1980(A)
Pine Ridge                                405             3,756           4,161              1,174           1986(A)
Presidential                              680             7,600           8,280              1,889           1996(A)
Richmond                                  501             2,501           3,002                468           1998(A)
River Haven                             1,800            17,146          18,946              1,506           2001(A)
River Ranch                             4,690             7,433          12,123                133          2000(A&C)
River Ridge                             3,201            15,315          18,516                910           2002(A)
Roxbury                                 1,058             9,969          11,027                837           2001(A)
Royal Country                           2,290            21,691          23,981              7,230           1994(A)
Saddle Oak Club                           730             7,548           8,278              2,290           1995(A)
Saddlebrook                             1,703            12,154          13,857                623           2002(A)
Scio Farms                              2,300            26,669          28,969              7,217           1995(A)
Sea Air                                 1,207            11,032          12,239                996           1997(A)
Sherman Oaks                              440             6,532           6,972              1,978           1986(A)
Siesta Bay                              2,051            19,450          21,501              4,950           1996(A)
Silver Star                             1,022             9,758          10,780              2,492           1996(A)
Snow to Sun                               205             3,069           3,274                669           1997(A)
Southfork                               1,000            10,532          11,532              1,902           1997(A)
St. Clair Place                           501             2,390           2,891                548           1998(A)
Stonebridge                             2,224             1,918           4,142                  -           1998(C)

                                                                                                        COST CAPITALIZED
                                                                                                    SUBSEQUENT TO ACQUISITION
                                                                         INITIAL COST TO COMPANY        IMPROVEMENTS
                                                                         -----------------------    ---------------------------


PROPERTY NAME                         LOCATION              ENCUMBRANCE     LAND        B & F        & LAND         B & F
---------------------------------   ---------------------  ------------  ----------  ----------   -------------    ---------
Stonebridge                         San Antonio, TX              -          2,552       2,096        1,881          3,011
Summit Ridge                        Converse, TX                 -          2,615       2,092            -          5,263
Sun Villa                           Reno, NV                    6567        2,385      11,773            -            403
Sunset Ridge                        Portland, MI                 -          2,044           -            -         11,532
Sunset Ridge                        Kyle, TX                     -          2,190       2,775            -          5,002
Timber Ridge                        Ft. Collins, CO              A            990       9,231            -          1,227
Timberbrook                         Bristol, IN                  B            490       3,400          101          5,281
Timberline Estates                  Grand Rapids, MI             A            535       4,867            -            742
Town and Country                    Traverse City, MI            -            406       3,736            -            277
Valley Brook                        Indianapolis, IN             A            150       3,500        1,277          9,171
Village Trails                      Howard City, MI              -            988       1,472            -            735
Water Oak                           Lady Lake, FL                -          2,503      17,478            -          6,357
West Glen Village                   Indianapolis, IN             -          1,100      10,028            -          1,014
Westbrook                           Toledo, OH                  9606        1,110      10,462            -            890
Westbrook Senior                    Toledo, OH                   -            355       3,295            -            346
White Lake                          White Lake, MI               -            672       6,179            -          4,732
White Oak                           Mt. Morris, MI               A            782       7,245          112          3,704
Willowbrook                         Toledo, OH                                781       7,054            -            703
Windham Hills                       Jackson, MI                  -          2,673       2,364            -          7,789
Woodhaven Place                     Woodhaven, MI                -            501       4,541            -            883
Woodlake Estates                    Yoder, IN                    -            632       3,674            -          2,683
Woodlake Trails                     San Antonio, TX              -          1,186         287          160          3,279
Woodland Park Estates               Eugene, OR                  7006        1,592      14,398            -            392
Woods Edge                          West Lafayette, IN           -            100       2,600            3          7,837
Woodside Terrace                    Holland, OH                  -          1,064       9,625            -          1,467
Worthington Arms                    Lewis Center, OH             -            376       2,624            -          1,267
Corporate Headquarters              Farmington Hills, MI         -              -           -            -          8,628
Sun Homes                           Various                                                            703         32,035 (3)
                                                                        ---------  ----------     --------      ---------
                                                                        $ 121,499    $723,661     $ 15,956      $ 359,289
                                                                        =========  ==========     ========      =========

                                      GROSS AMOUNT CARRIED AT
                                        DECEMBER 31, 2003
                                    -------------------------
                                                                                                              DATE OF
                                                                                         ACCUMULATED       CONSTRUCTION (C)
PROPERTY NAME                             LAND            B & F             TOTAL       DEPRECIATION        ACQUISION (A)
---------------------------------   ------------   --------------     --------------   -------------       -------------
Stonebridge                             4,433             5,107              9,540             590          2000(A&C)
Summit Ridge                            2,615             7,355              9,970             640          2000(A&C)
Sun Villa                               2,385            12,176             14,561           2,254           1998(A)
Sunset Ridge                            2,044            11,532             13,576             826           1998(C)
Sunset Ridge                            2,190             7,777              9,967             772          2000(A&C)
Timber Ridge                              990            10,458             11,448           2,592           1996(A)
Timberbrook                               591             8,681              9,272           2,618           1987(A)
Timberline Estates                        535             5,609              6,144           1,728           1994(A)
Town and Country                          406             4,013              4,419           1,040           1996(A)
Valley Brook                            1,427            12,671             14,098           3,712           1989(A)
Village Trails                            988             2,207              3,195             386           1998(A)
Water Oak                               2,503            23,835             26,338           6,986           1993(A)
West Glen Village                       1,100            11,042             12,142           3,407           1994(A)
Westbrook                               1,110            11,352             12,462           1,733           1999(A)
Westbrook Senior                          355             3,641              3,996             300           2001(A)
White Lake                                672            10,911             11,583           1,904           1997(A)
White Oak                                 894            10,949             11,843           2,156           1997(A)
Willowbrook                               781             7,757              8,538           1,398           1997(A)
Windham Hills                           2,673            10,153             12,826           1,443           1998(A)
Woodhaven Place                           501             5,424              5,925             990           1998(A)
Woodlake Estates                          632             6,357              6,989           1,001           1998(A)
Woodlake Trails                         1,346             3,566              4,912             308          2000(A&C)
Woodland Park Estates                   1,592            14,790             16,382           2,745           1998(A)
Woods Edge                                103            10,437             10,540           2,270           1985(A)
Woodside Terrace                        1,064            11,092             12,156           2,371           1997(A)
Worthington Arms                          376             3,891              4,267           1,250           1990(A)
Corporate Headquarters                                    8,628              8,628           2,089           Various
Sun Homes                                 703            32,035             32,738           2,403           Various
                                     --------       ------------       -----------      ----------
                                     $137,455 (2)   $ 1,082,950        $ 1,220,405       $ 209,921
                                     ========       ============       ===========      ==========

A    These communities collateralize $152.36 million of secured debt.

B     These communities collateralize $41.6 million of secured debt.

C     These communities collateralize $4.61 million of secured debt.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

(2)      Includes $1.50 million of land classified in Property under development

(3) Includes $29.26 million of manufactured homes leased to residents in various communities

EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
12.1           Computation of Ratio of Earnings to Fixed Charges and Ratio
               Earnings to Combined Fixed Charges and Preferred Dividends

21.1           List of Subsidiaries of Sun Communities, Inc.

23.1           Consent of PriceWaterhouseCoopers LLP

23.2           Consent of Grant Thornton LLP

31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1           Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002