Form 10-Q
period 2004-03-31
SUN COMMUNITIES INC
filed 2004-05-10
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of March 31, 2004: 19,049,499

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                             PAGES
                                                                             -----
PART I

Item 1.      Financial Statements (Unaudited):

             Consolidated Balance Sheets as of March 31, 2004 and
                      December 31, 2003                                          3

             Consolidated Statements of Income for the three months
                      ended March 31, 2004 and 2003                              4

             Consolidated Statements of Comprehensive Income for the three
                      months ended March 31, 2004 and 2003                       5

             Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2004 and 2003                              6

             Notes to Consolidated Financial Statements                       7-14

Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    15-22

Item 3.      Quantitative and Qualitative Disclosures about Market Risk         23

Item 4.      Controls and Procedures                                            24

PART II

Item 2.(A)   Changes in Securities and Use of Proceeds                          25

Item 6.(A)   Exhibits required by Item 601 of Regulation S-K                    25

Item 6.(B)   Reports on  Form 8-K                                               25

             Signatures                                                         26

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 and DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                          (UNAUDITED)
                                                                             2004              2003
                                                                          -----------       -----------
ASSETS
   Investment in rental property, net                                     $ 1,006,253       $ 1,010,484
   Cash and cash equivalents                                                   25,588            24,058
   Inventory of manufactured homes                                             21,109            17,236
   Investment in and advances to affiliate                                     50,460            50,667
   Notes and other receivables                                                 63,960            74,828
   Other assets                                                                46,361            44,301
                                                                          -----------       -----------
        Total assets                                                      $ 1,213,731       $ 1,221,574
                                                                          ===========       ===========
LIABILITIES
    Line of credit                                                        $    97,000       $    99,000
    Debt                                                                      668,946           674,328
    Other liabilities                                                          31,015            24,833
                                                                          -----------       -----------
        Total liabilities                                                     796,961           798,161
                                                                          -----------       -----------
Minority interests                                                             95,842            96,803
                                                                          -----------       -----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000 shares                                   -                 -
         authorized, none issued
   Common stock, $.01 par value, 100,000 shares
         authorized, 19,251 and 19,192 issued
         in 2004 and 2003, respectively                                           192               192
   Paid-in capital                                                            447,546           446,211
   Officer's notes                                                            (10,136)          (10,299)
   Unearned compensation                                                       (7,016)           (7,337)
   Accumulated comprehensive earnings                                          (2,777)           (1,294)
   Distributions in excess of accumulated earnings                           (100,497)          (94,479)
   Treasury stock, at cost, 202 shares                                         (6,384)           (6,384)
                                                                          -----------       -----------
        Total stockholders' equity                                            320,928           326,610
                                                                          -----------       -----------
        Total liabilities and stockholders' equity                        $ 1,213,731       $ 1,221,574
                                                                          ===========       ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                             SUN COMMUNITIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                                                                             2004              2003
                                                                          -----------       -----------
REVENUES
Income from rental property                                               $    42,868       $    41,013
Revenue from home sales                                                         3,974             4,114
Ancillary revenues, net                                                           597               441
Interest and other income                                                       2,122             2,398
                                                                          -----------       -----------
  Total revenues                                                               49,561            47,966
                                                                          -----------       -----------
COSTS AND EXPENSES
Property operating and maintenance                                             10,228            10,102
Cost of home sales                                                              3,125             2,643
Real estate taxes                                                               3,166             2,937
Selling, general and administrative                                             4,236             3,786
Depreciation and amortization                                                  11,283            10,612
Interest                                                                        9,265             8,823
                                                                          -----------       -----------
  Total expenses                                                               41,303            38,903
                                                                          -----------       -----------
     Income before equity income (loss) from affiliate,
     discontinued operations, and minority interests                            8,258             9,063
 Equity income (loss) from affiliate                                              200               (63)
                                                                          -----------       -----------
     Income from continuing operations before                                   8,458             9,000
     minority interests
Less income allocated to minority interests:
  Preferred OP Units                                                            2,179             2,128
  Common OP Units                                                                 709               863
                                                                          -----------       -----------
 Income from continuing operations                                              5,570             6,009
 Income from discontinued operations                                                -               334
                                                                          -----------       -----------
 Net income                                                               $     5,570       $     6,343
                                                                          ===========       ===========
Weighted average common shares outstanding:
 Basic                                                                         18,702            17,789
                                                                          ===========       ===========
 Diluted                                                                       18,864            17,915
                                                                          ===========       ===========
 Basic earnings per share:
 Continuing operations                                                    $      0.30       $      0.34
 Discontinued operations                                                            -              0.02
                                                                          -----------       -----------
Net income                                                                $      0.30       $      0.36
                                                                          ===========       ===========
Diluted earnings per share:
 Continuing operations                                                    $      0.30       $      0.33
 Discontinued operations                                                            -              0.02
                                                                          -----------       -----------
 Net income                                                               $      0.30       $      0.35
                                                                          ===========       ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                           2004           2003
                                                         --------       --------
Net income                                               $ 5,570        $ 6,343
Unrealized loss on interest rate swaps                    (1,483)          (439)
                                                         -------        -------
Comprehensive income                                     $ 4,087        $ 5,904
                                                         =======        =======

      The accompanying notes are an integral part of the consolidated financial statements.

                             SUN COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 2004          2003
                                                                                              ---------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $ 5,570       $ 6,343
 Adjustments to reconcile net income to cash provided by operating activities:
   Income allocated to minority interests                                                           709           863
   Income from discontinued operations allocated to minority interests                                -            47
   Depreciation and amortization                                                                 11,283        10,612
   Depreciation allocated to income from discontinued operations                                      -           157
   Amortization of deferred financing costs                                                         483           318
   Equity (income) loss from affiliate                                                             (200)           63
   Increase in inventory and other assets                                                        (4,907)       (1,745)
   Increase (decrease) in accounts payable and other liabilities                                  6,182          (971)
                                                                                              ---------       -------
        Net cash provided by operating activities                                                19,120        15,687
                                                                                              ---------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in rental properties                                                               (9,379)       (6,708)
   Investment in and advances to affiliate                                                          489        (5,000)
   Sale of installment loans on manufactured homes                                               12,325             -
   Increase in notes receivable and officers' notes, net                                         (1,294)         (368)
                                                                                              ---------       -------
        Net cash provided by (used in) investing activities                                       2,141       (12,076)
                                                                                              ---------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock and OP units, net                                   1,312             -
   Borrowings (repayments) on line of credit, net                                                (2,000)       13,500
   Repayments on notes payable and other debt, net                                               (5,428)       (4,370)
   Payments for deferred financing costs                                                           (518)          (83)
   Distributions                                                                                (13,097)      (11,983)
                                                                                              ---------       -------
        Net cash used in financing activities                                                   (19,731)       (2,936)
                                                                                              ---------       -------

 Net increase in cash and cash equivalents                                                        1,530           675

 Cash and cash equivalents, beginning of period                                                  24,058         2,664
                                                                                              ---------       -------

 Cash and cash equivalents, end of period                                                     $  25,588       $ 3,339
                                                                                              =========       =======
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $216 and $664 for
   the three months ended March 31, 2004 and 2003, respectively                               $   7,271       $ 7,371
Noncash investing and financing activities:
   Issuance of partnership units to retire capitalized lease obligations                      $   4,725       $ 4,170
   Unrealized (losses) on interest rate swaps                                                 $  (1,483)      $  (439)

      The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

      These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company") and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership"), SunChamp LLC ("SunChamp"), and Sun Home Services, Inc. ("SHS"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2003. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentation.

2.    RENTAL PROPERTY:

      The following summarizes rental property (amounts in thousands):

                                                   MARCH 31,      DECEMBER 31,
                                                     2004            2003
                                                  -----------     -----------
Land                                              $   104,548     $   104,541
Land improvements and buildings                     1,054,164       1,048,576
Furniture, fixtures, and equipment                     32,881          33,080
Land held for future development                       32,360          31,409
Property under development                              1,538           2,799
                                                  -----------     -----------
                                                    1,225,491       1,220,405
Less accumulated depreciation                        (219,238)       (209,921)
                                                  -----------     -----------
Rental property, net                              $ 1,006,253     $ 1,010,484
                                                  ===========     ===========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    NOTES AND OTHER RECEIVABLES:

      The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                              MARCH 31,      DECEMBER 31,

                                                                               2004             2003
                                                                             ----------      ------------
Mortgage and other notes
receivable, primarily with minimum
monthly interest payments at based
floating rat proximately LIBOR +
3.0%, maturing at various dates
through August 2008, substantially
collateralized by manufactured home
communities                                                                  $   42,466      $     41,736

Installment loans on manufactured
homes with interest payable monthly
at a weighted average 12,232 interest rate                                       12,232            24,802
and maturity 24,802 8.2% and 20 years, respectively                               9,262             8,290
                                                                             ----------      ------------
Other receivables                                                            $   63,960      $     74,828
                                                                             ==========      ============

      At March 31, 2004, the maturities of mortgages and other notes receivable are approximately as follows: 2004-$24 million; 2006-$3.8 million; 2008-$14.7 million. In February 2004, $12.3 million of the installment loans collateralized by manufactured homes were sold at book value to Origen Financial, Inc. ("Origen, Inc.").

      Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. The notes become due in three equal installments on each of December 2008, 2009 and 2010.

4.    INVESTMENT IN AND ADVANCES TO AFFILIATE:

      Origen, Inc. is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock (representing approximately 33% of the issued and outstanding shares of common stock as of December 31, 2003) of Origen, Inc. for $50 million. The Company's investment in Origen, Inc. is accounted for using the equity method of accounting. Equity earnings recorded during the first quarter of 2004 are an estimate of the Company's portion of the anticipated first quarter earnings of Origen, Inc.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEBT:

      The following table sets forth certain information regarding debt (amounts in thousands):

                                                                                MARCH 31,              DECEMBER 31,
                                                                                  2004                    2003
                                                                                ---------             ------------
Callable/redeemable notes, interest at 6.770%, due May 14,                      $  65,000             $     65,000
     2015, callable/redeemable May 16, 2005

Senior notes, interest at 6.970%, due December 3, 2007                             35,000                   35,000
Senior notes, interest at 8.200%, due August 15, 2008                             100,000                  100,000
Senior notes, interest at 5.750%, due April 15, 2010                              150,000                  150,000
Collateralized term loan due to FNMA, due May 2007, with a                        152,363                  152,363
     weighted average interest rate of 3.252% and 3.244% at March 31, 2004 and
     December 31, 2003, respectively, convertible to a 5 to 10 year fixed rate loan

Collateralized term loan, interest at 7.010%, due September 9,                     41,375                   41,547
     2007

Redeemable preferred OP units, average interest at 7.046%,                         62,873                   58,148
     redeemable at various dates through January 2, 2014
Capitalized lease obligation, interest at 5.510%, matured on                            -                    9,606
     January 1, 2004

Mortgage notes, other                                                              62,335                   62,664
                                                                                ---------             ------------
                                                                                $ 668,946             $    674,328
                                                                                =========             ============

      The collateralized term loans totaling $193.7 million at March 31, 2004 are secured by 22 properties comprising approximately 10,600 sites. The mortgage notes are collateralized by 13 communities comprising approximately 3,660 sites. A capitalized lease obligation matured as of January 1, 2004 and was paid by the issuance of 47,250 Preferred OP Units, cash of approximately $1.2 and the assumption of approximately $4.2 million of debt, which was immediately retired.

      The initial term of the variable rate FNMA debt is five years. The Company has the option to extend such variable rate borrowings for an additional five years and/or convert them to fixed rate borrowings with a term of five or ten years, provided that in no event can the term of the borrowings exceed fifteen years.

      The Company has a $105 million unsecured line of credit of which $8 million was available to be drawn at March 31, 2004. Borrowings under the line of credit bear interest at the rate of LIBOR plus 0.85% and mature July 2, 2005 with a one-year extension at the Company's option. The average interest rate of outstanding borrowings under the line of credit at March 31, 2004 was 1.94 percent.

      Additional information regarding the Company's debt is contained in Note 13, Subsequent Events.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    INTEREST AND OTHER INCOME:

      The components of other income are as follows for the three months ended March 31, 2004 and 2003 (in thousands):

                                            2004        2003
                                           -------    --------
Interest income                            $ 1,779    $  2,193
Brokerage commissions                          273         214
Other income (loss)                             70          (9)
                                           -------    --------
                                           $ 2,122    $  2,398
                                           =======    ========

7.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

      The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of financial information for the three months ended March 31, 2004:

                                            PROPERTY      MANUFACTURED
                                           OPERATIONS     HOME SALES      COMBINED
                                           -----------    ------------   -----------
Revenues                                   $    42,868    $  3,974       $    46,842
Operating expenses                              13,394       3,125            16,519
                                           -----------    ------------   -----------
   Net operating income (3)/Gross profit        29,474         849            30,323
Adjustments to arrive at net income:
 Other revenues                                  1,934         785             2,719
 Selling, general and administrative            (2,806)     (1,430)           (4,236)
 Depreciation and amortization                 (10,943)       (340)          (11,283)
 Interest expense                               (9,242)        (23)           (9,265)
 Equity income from affiliate                      200           -               200
 Income allocated to minority interest          (2,888)          -            (2,888)
                                           -----------    --------       -----------
  Net income (loss)                        $     5,729    $   (159)      $     5,570
                                           ===========    ========       ===========

Capital expenditures                       $     3,138(1) $  2,390 (2)   $     5,528

Identifiable assets:

 Investment in rental property, net        $   973,743    $ 32,510       $ 1,006,253
 Cash and cash equivalents                      26,168        (580)           25,588
 Inventory of manufactured homes                     -      21,109            21,109
 Investments in and advances to affiliate       50,460           -            50,460
 Notes and other receivables                    62,545       1,415            63,960
 Other assets                                   43,934       2,427            46,361
                                           -----------    --------       -----------
      Total assets                         $ 1,156,850    $ 56,881       $ 1,213,731
                                           ===========    ========       ===========

(1) Capital expenditures of the Property Operations segment consist of lot modifications, recurring projects, revenue producing projects, and expenditures for acquisitions and expansions, net of asset disposal.

(2) Capital expenditures of the Manufactured Home Sales segment consist primarily of acquisitions of rental homes.

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

      The swap agreements have the effect of fixing interest rates relative to a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.93 percent. A second swap matures in July 2012, with an effective fixed rate of 5.37 percent. The third swap matures in July 2007, with an effective fixed rate of 3.97 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 03, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the three month period ended March 31, 2004 totals a positive $0.4 million.

      In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $1.9 million and $0.9 million as of March 31, 2004 and December 31, 2003, respectively.

      These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. If held to maturity, the valuation adjustments will approximate zero.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    STOCK OPTIONS:

      The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the three months ended March 31, 2004 and 2003:

                                                                2004        2003
                                                             --------    --------
Net income, as reported                                      $  5,570    $  6,343
Stock-based compensation expense under fair value method          (19)       (121)
                                                             --------    --------
Pro forma net income                                         $  5,551    $  6,222
                                                             ========    ========

Earnings per share (Basic), as reported                      $   0.30    $   0.36
                                                             ========    ========
Earnings per share (Basic), pro forma                        $   0.30    $   0.35
                                                             ========    ========

Earnings per share (Diluted), as reported                    $   0.30    $   0.35
                                                             ========    ========
Earnings per share (Diluted), pro forma                      $   0.29    $   0.35
                                                             ========    ========

10.   EARNINGS PER SHARE (IN THOUSANDS):

      For the three months ended March 31, 2004 and 2003:

                                                               2004        2003
                                                             --------    --------
Earnings used for basic and diluted earnings per share:
   Continuing operations                                     $  5,570    $  6,009
                                                             ========    ========
   Discontinued operations                                   $      -    $    334
                                                             ========    ========

Weighted average shares used for basic earnings per share      18,702      17,789
Dilutive securities:
   Stock options and other                                        162         126
                                                             --------    --------
Weighted average shares used for diluted
   earnings per share                                          18,864      17,915
                                                             ========    ========

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.   RECENT ACCOUNTING PRONOUNCEMENTS:

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees.

12.   CONTINGENCIES:

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

13.   SUBSEQUENT EVENTS:

      Subsequent to quarter end the Company announced its plan to initiate a tender offer for all of its $350 million of unsecured notes. The tender offer was completed on May 5, 2004 resulting in the Company's purchase of approximately $345 million in unsecured notes. In connection with the tender offer, the Company paid approximately $398 million in satisfaction of the outstanding principal amounts, a premium to par and associated fees.

      On April 29, 2004, the Company closed on $237 million of additional secured financing with Fannie Mae. This amount is in addition to the existing $152 million of secured debt with Fannie Mae. Approximately $175 million of the additional funding was used to pay amounts associated with the tender offer. Approximately $60 million remains undrawn pending future uses. The term of the additional Fannie Mae funding is nine years bearing interest at a weighted average rate of approximately 4.62%, with an option by the Company to extend the loan for a tenth year at an interest rate of LIBOR plus 240 basis points. The Fannie Mae loan is secured by manufactured housing communities owned by the Operating Partnership or its affiliates.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.   SUBSEQUENT EVENTS, CONTINUED:

      In addition, the Company has secured a commitment for a collateralized mortgage backed securities transaction with Bank of America CMBS Capital Markets, totaling up to $500 million (the "CMBS Loan"). The CMBS Loan will be secured by manufactured housing communities owned by the Operating Partnership and its affiliates. The CMBS Loan consists of three traunches:
      $100 million with a seven-year term, $200 million with a ten-year term and $180 million with a twelve-year term. The CMBS Loan has an average blended interest rate of 4.98%. The Company expects to close on the CMBS loans within the next forty five (45) days. The Company has entered into agreements to effectively fix the interest rates on substantially all of the CMBS Loan.

      The Company also closed on a $450 million bridge loan from Bank of America, N.A. as interim financing until the CMBS Loan closes. Proceeds from the bridge loan were used to repay the Company's existing credit facility and to retire the unsecured notes as discussed above. Approximately $115 million of the bridge loan facility remains undrawn.

      The Company plans to use the remaining proceeds of these financing transactions to acquire additional properties, to repurchase the Company's outstanding stock and for general corporate purposes. The Company is currently negotiating a new revolving line of credit.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three months ended March 31, 2004, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 and 2003

For the three months ended March 31, 2004, income from continuing operations before minority interest decreased by $0.5 million from $9.0 million to $8.5 million, when compared to the three months ended March 31, 2003. The decrease was due to increased revenues of $1.6 million and increased equity income from affiliates of $0.3 million offset by increased expenses of $2.4 million as described in more detail below.

Income from rental property increased by $1.9 million from $41.0 million to $42.9 million, or 4.6 percent, due to rent increases, other community revenues, and an increase in seasonal recreational vehicle revenue during the first quarter of 2004.

Interest and other income decreased by $0.3 million from $2.4 million to $2.1 million, or 12.5 percent, due primarily to a decrease in interest earning notes and receivables.

The decrease in revenue from home sales and increase in ancillary revenues relate to operations of the manufactured home sales segment which is discussed in detail below.

Property operating and maintenance expenses increased by $0.1 million from $10.1 million to $10.2 million, or 1.0 percent, due to increases in utility expenses.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Real estate taxes increased by $0.3 million from $2.9 million to $3.2 million, or 10.3 percent, due primarily to increases in assessments and tax rates.

Selling, general, and administrative expenses increased by $0.4 million from $3.8 million to $4.2 million, due to an increase in compensation expense, including benefits, primarily related to the systems conversion and compliance with the Sarbanes-Oxley Act.

Depreciation and amortization increased by $0.7 million from $10.6 million to $11.3 million, or 6.6 percent, due primarily to additional investment in rental property.

Interest expense increased by $0.5 million from $8.8 million to $9.3 million, or
5.7 percent, due to increased debt levels somewhat offset by lower interest rates ($0.9 million), a decrease in capitalized interest ($0.2 million), and reduced by a positive valuation adjustment related to a swap to fix interest rates in the current period ($0.6 million).

Equity income from affiliates of $0.2 million represents an estimate of the Company's one-third interest in the operations of Origen, Inc. for the three months ended March 31, 2004.

The remaining cost of home sales increase of $0.5 million is discussed in detail below.

Sun Home Services

The following table summarizes certain financial and statistical data for Sun Home Services for the three months ended March 31, 2004 and 2003:

                                 Three Months Ended March 31,    Increase/
                                   2004           2003           (Decrease)     Percent Change
                                 ----------     -------------    ----------     --------------
New home sales revenues          $    2,363     $       3,480    $   (1,117)             -32.1%
Cost of sales                         1,809             2,306          (497)             -21.6%
                                 ----------     -------------    ----------     --------------
Gross profit                            554             1,174          (620)             -52.8%
                                 ==========     =============    ==========     ==============
Pre-owned home sales revenues    $    1,611     $         634    $      977              154.1%
Cost of sales                         1,316               337           979              290.5%
                                 ----------     -------------    ----------     --------------
Gross profit                            295               297            (2)              -0.7%
                                 ==========     =============    ==========     ==============

Ancillary revenue, net           $      597     $         441    $      156               35.4%
                                 ==========     =============    ==========     ==============

Home sales volumes:
   New homes                             45                72           (27)             -37.5%
   Pre-owned homes                       82                41            41              100.0%

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Sun Home Services

The margin on new homes has declined due to consumer demand shifting to pre-owned homes which are available in substantial quantities. This shift in demand was more than offset by the supply of pre-owned homes, thereby reducing margins.

The increase in ancillary revenue, net, is primarily due to increased activity in the Company's rental home program.

w
                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 2004 and 2003. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2003 and March 31, 2004. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                     SAME PROPERTY                         TOTAL PORTFOLIO
                                          ------------------------------------    ----------------------------------
                                                2004                2003                2004              2003
                                          ----------------    ----------------    ----------------   ---------------
                                                     (in thousands)                         (in thousands)
Income from rental property               $    38,351         $    36,929         $    42,868        $   41,013
                                          -----------         -----------         -----------        ----------
Property operating expenses:
   Property operating and maintenance           7,378               7,438              10,228            10,102
   Real estate taxes                            2,858               2,711               3,166             2,937
                                          -----------         -----------         -----------        ----------
      Property operating expenses              10,236              10,149              13,394            13,039
                                          -----------         -----------         -----------        ----------

Property net operating income (3)         $    28,115         $    26,780         $    29,474        $   27,974
                                          ===========         ===========         ===========        ==========
Number of properties                              108                 108                 127               125
Developed sites                                39,746              39,744              43,912            43,394
Occupied sites                                 34,975              35,748              37,439            38,173
Occupancy %                                      89.3% (4)           91.6% (4)           86.1% (4)         89.2% (4)
Weighted Average monthly rent per site    $       335  (4)    $       321  (4)    $       335  (4)   $      321  (4)
available for development                       1,538               2,015               6,848             7,463
planned for development in next year               23                  96                  69               172

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

(4) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property net operating income increased by $1.3 million from $26.8 million to $28.1 million, or 5.0 percent. Income from property increased by $1.5 million from $36.9 million to $38.4 million, or 4.0 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.1 million from $10.1 million to $10.2 million, or 1.0 percent, due primarily to increases in real estate taxes, repair and maintenance, and payroll.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the unitholders of the Operating Partnership, property acquisitions, development and expansion of properties, capital improvements of properties and debt repayment.

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and its line of credit, as described below. The Company considers its ability to generate cash from operations (anticipated to be approximately $60 million annually) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

The Company plans to invest approximately $5 to $10 million in developments consisting of expansions to existing communities and the development of new communities during 2004. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

Furthermore, the Company may acquire approximately $360 million of properties in 2004, depending upon a number of factors. The Company will finance these investments using the proceeds from anticipated secured financing transactions as discussed in further detail below and through the assumption of existing debt on the properties.

Cash and cash equivalents increased by $1.5 million to $25.6 million at March 31, 2004 compared to $24.1 million at December 31, 2003. Net cash provided by operating activities increased by $3.4 million to $19.1 million for the three months ended March 31, 2004 compared to $15.7 million for the three months ended March 31, 2003. The increase resulted primarily from increase in accounts payable and other liabilities, offset by decrease in net income and increase in other assets.

The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Company's properties (the "Properties"); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company had a $105.0 million line of credit at March 31, 2004 with an average interest rate of 1.94 percent, $97.0 million outstanding and $8.0 million available to be drawn under the facility. The line of credit facility contained various leverage, debt service coverage, net worth maintenance and other customary

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

covenants all of which the Company was in compliance with at March 31, 2004. Subsequent to quarter end, the Company repaid the line of credit and replaced it with a bridge loan bearing interest at LIBOR plus 1.0 percent and maturing in May of 2004. The Company intends to negotiate and announce terms of a new revolving line of credit in the coming months.

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its Properties. From time to time, the Company may also issue equity units in the Operating Partnership or sell selected assets. The Company has obtained commitments for secured financing totaling up to $740.0 million. Proceeds from these transactions will be used to retire $350.0 million of unsecured notes, pay the related costs of this debt retirement, repay the Company's existing line of credit, acquire additional properties, repurchase the Company's outstanding equity securities and for general corporate purposes. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. If the Company is unable to close these secured financings or obtain additional debt or equity financing on acceptable terms, the Company's business, results of operations and financial condition will be impacted.

At March 31, 2004, the Company's debt to total market capitalization approximated 44.2 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 5.0 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the three months ended March 31, 2004 and 2003 included recurring capital expenditures of $1.1 million and $1.0 million, respectively.

Net cash provided by investing activities increased by $14.2 million to $2.1 million for the three months ended March 31, 2004 compared to $12.1 million used in investing activities for the three months ended March 31, 2003. This increase was due to a $12.3 million sale of notes receivable to Origen, Inc. and a $5.5 million decrease in investment in and advances to an affiliate, offset by a $0.9 million increase in notes receivable and officers' notes, net, and a $2.7 million increase in rental property investment activities.

Net cash used in financing activities increased by $16.8 million to $19.7 million for the quarter ended March 31, 2004 from $2.9 million used in financing activities for the three months ended March 31, 2003. This increase was primarily due to a $15.5 million increase in repayments on the line of credit, a $1.1 million increase in repayments on notes payable and other debt, net, a $1.1 million increase in distributions, and a $0.4 million increase in payments for deferred financing costs, offset by a $1.3 million increase of proceeds from issuance of common stock.

SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE:

Investors in and analysts following the real estate industry utilize funds from operations ("FFO") as a supplemental performance measure. While the Company believes net income (as defined by generally accepted accounting principles) is the most appropriate measure, it considers FFO, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO for the periods ended March 31, 2004 and 2003 (in thousands):

                                                              2004        2003
                                                            --------    --------
Net income                                                  $  5,570    $  6,343
Adjustments:
          Depreciation and amortization                       10,841      10,509
          Valuation adjustment(6)                               (407)        214
          Allocation of SunChamp losses(7)                       300         850
          Income allocated to common minority interests          709         910
                                                            --------    --------
Funds from operations (FFO)                                 $ 17,013    $ 18,826
                                                            ========    ========

Weighted average common shares/OP Units outstanding:
          Basic                                               21,175      20,342
                                                            ========    ========
          Diluted                                             21,337      20,468
                                                            ========    ========

FFO per weighted average Common Share/OP Unit - Basic           0.80        0.93
                                                            ========    ========
FFO per weighted average Common Share/OP Unit - Diluted         0.80        0.92
                                                            ========    ========

(6) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As any imperfections related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from funds from operations. The valuation adjustment is included in interest expense.

(7) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating funds from operations. At March 31, 2004, there is no remaining balance on the SunChamp note.

                             SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

The Company's variable rate debt totals $197.1 million and $303.3 million as of March 31, 2004 and 2003, respectively, which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.00 percent during the three months ended March 31, 2004 and 2003, the Company believes its interest expense would have increased or decreased by approximately $2.0 million and $ 3.1 million based on the $204.9 million and $307.5 million average balance outstanding under the Company's variable rate debt facilities for the three months ended March 31, 2004 and 2003, respectively.

Additionally, the Company had $32.4 million and $28.1 million LIBOR based variable rate mortgage and other notes receivables as of March, 2004 and 2003, respectively. If LIBOR increased or decreased by 1.0 percent during the three months ended March 31, 2004 and 2003, the Company believes interest income would have increased or decreased by approximately $0.3 million and $0.3 million based on the $32.3 million and $27.8 million average balance outstanding on all variable rate notes receivable for the three months ended March 31, 2004 and 2003, respectively.

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

      (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2004, the Company issued an aggregate of 6,300 shares of its common stock upon exchange of an aggregate of 6,300 OP Units of the Operating Partnership. All of these shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

ITEM 6.(B) - REPORTS ON FORM 8-K

Form 8-K, dated February 19, 2004, furnished for the purpose of reporting, under Item-12-Results of Operations and Financial Condition, Sun's 2003 fourth quarter and fiscal year ended December 31, 2003 earnings and results of operations.

Form 8-K, dated April 15, 2004, filed to report that the Company launched a tender offer to purchase any or all of the $350 million principal amount of its outstanding unsecured notes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

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

                              SUN COMMUNITIES, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------                -----------------------------------------------------
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