Form 10-Q
period 2004-06-30
SUN COMMUNITIES INC
filed 2004-08-06
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2004: 18,989,572

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                     PAGES
PART I

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets as of June 30, 2004 and
                   December 31, 2003                                                     3

           Consolidated Statements of Operations for the periods
                  ended June 30, 2004 and 2003                                           4

           Consolidated Statements of Comprehensive Income (Loss) for the periods
                  ended June 30, 2004 and 2003                                           5

           Consolidated Statements of Cash Flows for the periods
                  ended June 30, 2004 and 2003                                           6

           Notes to Consolidated Financial Statements                                 7-14

Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                15-23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                   24

Item 4.    Controls and Procedures                                                      25

PART II

Item 2.(e) Changes in Securities and Use of Proceeds                                    26

Item 4.    Submission of Matters to a Vote of Security Holders                          26

Item 6.(A) Exhibits required by Item 601 of Regulation S-K                              27

Item 6.(B) Reports on  Form 8-K                                                         27

           Signatures                                                                   28

                       SUN COMMUNITIES, INC.
                    CONSOLIDATED BALANCE SHEETS
                JUNE 30, 2004 and DECEMBER 31, 2003
                      (AMOUNTS IN THOUSANDS)

                                                          (UNAUDITED)
                                                         JUNE 30, 2004    DECEMBER 31, 2003
                                                         -------------    -----------------
ASSETS
  Investment in rental property, net                      $ 1,076,884         $ 1,010,484
  Cash and cash equivalents                                   106,117              24,058
  Inventory of manufactured homes                              18,599              17,236
  Investment in and advances to affiliate                      50,160              50,667
  Notes and other receivables                                  41,586              74,828
  Other assets                                                 51,837              44,301
                                                          -----------         -----------

        Total assets                                      $ 1,345,183         $ 1,221,574
                                                          ===========         ===========

LIABILITIES
  Line of credit                                          $         -         $    99,000
  Debt                                                        976,816             674,328
  Other liabilities                                            26,207              24,833
                                                          -----------         -----------

        Total liabilities                                   1,003,023             798,161
                                                          -----------         -----------

  Minority interests                                           86,871              96,803
                                                          -----------         -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000 shares
    authorized, none issued                                         -                   -
  Common stock, $.01 par value, 100,000 shares
    authorized, 19,461 and 19,192 issued
    in 2004 and 2003, respectively                                195                 192
  Paid-in capital                                             454,734             446,211
  Officer's notes                                             (10,136)            (10,299)
  Unearned compensation                                       (13,717)             (7,337)
  Accumulated comprehensive earnings                               80              (1,294)
  Distributions in excess of accumulated earnings            (160,196)            (94,479)
  Treasury stock, at cost, 472 and 202 shares  in
    2004 and 2003, respectively                               (15,671)             (6,384)
                                                          -----------         -----------

        Total stockholders' equity                            255,289             326,610
                                                          -----------         -----------

        Total liabilities and stockholders' equity        $ 1,345,183         $ 1,221,574
                                                          ===========         ===========

         The accompanying notes are an integral part of the consolidated financial statements

                      SUN COMMUNITIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003
        (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                           (UNAUDITED)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                --------------------------         --------------------------
                                                                   2004             2003             2004              2003
                                                                ---------         --------         ---------         --------
REVENUES
Income from rental property                                     $  40,501         $ 39,361         $  83,369         $ 80,374
Revenue from home sales                                             6,082            5,601            10,056            9,715
Ancillary revenues, net                                               519              435             1,116              876
Interest and other income                                           1,685            3,164             3,807            5,562
                                                                ---------         --------         ---------         --------
    Total revenues                                                 48,787           48,561            98,348           96,527
                                                                ---------         --------         ---------         --------

COSTS AND EXPENSES
Property operating and maintenance                                 10,068            9,447            20,296           19,549
Cost of home sales                                                  5,137            3,543             8,262            6,186
Real estate taxes                                                   3,353            2,932             6,519            5,869
General and administrative - rental property                        2,640            2,504             5,446            4,877
General and administrative - home sales                             1,631            1,598             3,061            3,011
Depreciation and amortization                                      10,806           10,838            22,089           21,450
Extinguishment of debt                                             51,643                -            51,643                -
Deferred financing costs related to extinguished debt               5,557                -             5,557                -
Interest                                                           10,100           10,484            19,365           19,307
                                                                ---------         --------         ---------         --------
    Total expenses                                                100,935           41,346           142,238           80,249
                                                                ---------         --------         ---------         --------
      Income (loss) before equity income (loss) from
        affiliate, discontinued operations, and
        minority interests                                        (52,148)           7,215           (43,890)          16,278

 Equity income (loss) from affiliate                                  100             (251)              300             (314)
                                                                ---------         --------         ---------         --------
      Income (loss) from continuing operations before
        minority interests                                        (52,048)           6,964           (43,590)          15,964
Less income (loss) allocated to minority interests:
  Preferred OP Units                                                2,184            2,133             4,363            4,261
  Common OP Units                                                  (6,331)             605            (5,622)           1,468
                                                                ---------         --------         ---------         --------

Income (loss) from continuing operations                          (47,901)           4,226           (42,331)          10,235
Income from discontinued operations                                     -              313                 -              647
                                                                ---------         --------         ---------         --------
      Net income (loss)                                         $ (47,901)        $  4,539         $ (42,331)        $ 10,882
                                                                =========         ========         =========         ========

Weighted average common shares outstanding:
  Basic                                                            18,639           17,902            18,670           17,846
                                                                =========         ========         =========         ========
  Diluted                                                          18,639           18,091            18,670           18,000
                                                                =========         ========         =========         ========
Basic earnings (loss) per share:
  Continuing operations                                         $   (2.57)        $   0.23         $   (2.27)        $   0.57
  Discontinued operations                                               -             0.02                 -             0.04
                                                                ---------         --------         ---------         --------
  Net income (loss)                                             $   (2.57)        $   0.25         $   (2.27)        $   0.61
                                                                =========         ========         =========         ========
Diluted earnings (loss) per share:
  Continuing operations                                         $   (2.57)        $   0.23         $   (2.27)        $   0.56
  Discontinued operations                                               -             0.02                 -             0.04
                                                                ---------         --------         ---------         --------
  Net income (loss)                                             $   (2.57)        $   0.25         $   (2.27)        $   0.60
                                                                =========         ========         =========         ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                 JUNE 30,
                                                   --------------------     ---------------------
                                                     2004         2003        2004         2003
                                                   --------     -------     --------     --------
Net income (loss)                                  $(47,901)    $ 4,539     $(42,331)    $ 10,882
Unrealized income (loss) on interest rate swaps       2,857      (1,942)       1,374       (2,381)
                                                   --------     -------     --------     --------
Comprehensive income (loss)                        $(45,044)    $ 2,597     $(40,957)    $  8,501
                                                   ========     =======     ========     ========

         The accompanying notes are an integral part of the consolidated financial statements.

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   2004         2003
                                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (42,331)    $  10,882
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Income (loss) allocated to minority interests                              (5,622)        1,468
        Income from discontinued operations allocated to minority interests             -            92
        Depreciation and amortization                                              22,732        21,450
        Depreciation allocated to income from discontinued operations                   -           315
        Amortization of deferred financing costs                                      804           699
        Extinguishment of debt                                                     51,643             -
        Write off of deferred financing costs related to extinguished debt          5,557             -
        Equity (income) loss from affiliate                                          (300)          314
        Increase in inventory and other assets                                    (11,550)       (4,347)
        Increase in accounts payable and other liabilities                          1,374         1,016
                                                                                ---------     ---------
           Net cash provided by operating activities                               22,307        31,889
                                                                                ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in rental properties                                           (90,996)      (14,139)
        Investment in and advances to affiliate                                       689       (21,815)
        Proceeds from sale of installment loans on manufactured homes              12,325             -
        Decrease (increase) in notes receivable and officers' notes, net           21,280          (707)
                                                                                ---------     ---------
           Net cash used in investing activities                                  (56,702)      (36,661)
                                                                                ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from issuance of common stock and OP units, net                7,487         6,300
        Borrowings (repayments) on line of credit, net                            (99,000)       12,000
        Payments to redeem notes payable and other debt                          (423,081)     (137,931)
        Proceeds from notes payable and other debt                                673,580       150,000
        Payments for deferred financing costs                                      (6,895)       (1,953)
        Treasury stock purchases                                                   (9,287)            -
        Distributions                                                             (26,350)      (24,605)
                                                                                ---------     ---------
           Net cash provided by financing activities                              116,454         3,811
                                                                                ---------     ---------

  Net (decrease) increase in cash and cash equivalents                             82,059          (961)

  Cash and cash equivalents, beginning of period                                   24,058         2,664
                                                                                ---------     ---------

  Cash and cash equivalents, end of period                                      $ 106,117     $   1,703
                                                                                =========     =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $294 and $1,029 for
        the six months ended June 30, 2004 and 2003, respectively               $  23,289     $  16,453
Noncash investing and financing activities:
        Debt assumed for rental properties                                      $      30     $       -
        Issuance of partnership units to retire capitalized lease obligations   $   4,725     $   4,170
        Unrealized gains (losses) on interest rate swaps                        $   1,374     $  (2,381)

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

2.    RENTAL PROPERTY:

      The following summarizes rental property (amounts in thousands):

                                            JUNE 30,      DECEMBER 31,
                                             2004            2003
                                          -----------     -----------
Land                                      $   110,354     $   104,541
Land improvements and buildings             1,125,521       1,048,576
Furniture, fixtures, and equipment             32,670          33,080
Land held for future development               34,318          31,409
Property under development                      1,959           2,799
                                          -----------     -----------
                                            1,304,822       1,220,405
Less accumulated depreciation                (227,938)       (209,921)
                                          -----------     -----------
Rental property, net                      $ 1,076,884     $ 1,010,484
                                          ===========     ===========

      The Company acquired 5 properties for $66 million during the second quarter of 2004 consisting of 1,414 developed sites and an additional 570 sites available for development. The properties were acquired for cash and the assumption of $23 million of debt, which was immediately retired.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    NOTES AND OTHER RECEIVABLES:

      The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                      JUNE 30,   DECEMBER 31,
                                                                        2004        2003
                                                                      --------   ------------
Mortgage and other notes receivable, with interest payable at a weighted average interest rate of 6.72%, maturing at various dates through August 2008, substantially collateralized by
     manufactured home communities                                     $18,500       $41,736
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
     7.28% and 10 years, respectively.                                  14,052        24,802
Other receivables                                                        9,034         8,290
                                                                       -------       -------
                                                                       $41,586       $74,828
                                                                       =======       =======

      At June 30, 2004, the maturities of mortgages and other notes receivable are approximately as follows: 2006-$3.8 million; 2008-$14.7 million. In February 2004, $12.3 million of the installment loans collateralized by manufactured homes were sold at book value (which approximated fair value) to Origen Financial, Inc. ("Origen, Inc."). Mortgage and other notes receivable of $24.0 million were repaid during the second quarter of 2004.

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

4.    INVESTMENT IN AND ADVANCES TO AFFILIATE:

      Origen, Inc. is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen, Inc. for $50 million. The Company owns 19.9% of Origen, Inc. at June 30, 2004 and its investment is accounted for using the equity method of accounting. Equity earnings recorded through June 30, 2004 are an estimate of the Company's portion of the anticipated earnings of Origen, Inc. through June 30, 2004, based on publicly available information.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEBT:

      The following table sets forth certain information regarding debt (amounts in thousands):

                                                                            JUNE 30,    DECEMBER 31,
                                                                              2004          2003
                                                                            --------    ------------
Collateralized term loan, 7.010%, due September 9, 2007                     $ 41,195      $ 41,547
Collateralized term loans - CMBS, 4.931-5.32%, due July 1, 2011-2016         496,030             -
Collateralized term loans - FNMA, of which $77.4M is variable,due 2014 at the Company's option,  interest at 3.22 - 5.37% and 3.244%
     at June 30, 2004 and December 31, 2003, respectively                    329,612       152,363
Redeemable preferred OP units, average interest 7.046%,
     redeemable at various dates through January 2, 2014                      62,873        58,148
Senior notes, 6.770%, due May 14, 2005                                         5,017       350,000
Capitalized lease obligation, 5.510%, matured in January, 2004                     -         9,606
Mortgage notes, other                                                         42,089        62,664
                                                                            --------      --------
                                                                            $976,816      $674,328
                                                                            ========      ========

      The collateralized term loans totaling $866.8 million at June 30, 2004 are secured by 93 properties comprising approximately 34,921 sites. The mortgage notes are collateralized by 12 communities comprising approximately 3,863 sites. A capitalized lease obligation matured as of January 1, 2004 and was paid by the issuance of 47,250 Preferred OP Units, cash of approximately $1.2 and the assumption of approximately $4.2 million of debt, which was immediately retired.

      On April 15, 2004, the Company tendered for its $350 million of outstanding unsecured notes, of which 98.6% were tendered and extinguished. This transaction resulted in the payment of $51.6 million of debt extinguishment costs including pre-payment penalties and fees associated with the tender offer. The purchase of these notes and payment of the related costs was funded through secured financing transactions, as noted below.

      During the quarter, the Company completed financings totaling $733 million consisting of Collateralized Mortgaged Back Securities (CMBS) of $496 million and additional FNMA financing of $237 million. As of June 30, 2004, $60 million of the additional FNMA financing was undrawn. The $673 million of new debt has a weighted average interest rate of 4.99% and a duration slightly in excess of 10 years. The proceeds from the financings were used to redeem $345 million of unsecured debt, payoff the Company's $99 million unsecured line of credit, pay debt extinguishment costs of $51.6 million and repay approximately $20 million of mortgage notes.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    INTEREST AND OTHER INCOME:

      The components of other income are as follows for the periods ended June 30, 2004 and 2003 (in thousands):

                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                 JUNE 30,                   JUNE 30,
                           --------------------      -------------------
                             2004         2003        2004         2003
                           -------       ------      ------      -------
Interest income            $ 1,470       $2,938      $3,249      $ 5,191
Brokerage commissions          235          198         508          412
Other income (loss)            (20)          28          50          (41)
                           -------       ------      ------      -------
                           $ 1,685       $3,164      $3,807      $ 5,562
                           =======       ======      ======      =======

7.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

      The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                  THREE MONTHS ENDED JUNE 30, 2004              SIX MONTHS ENDED JUNE 30, 2004
                                               -------------------------------------      ----------------------------------------
                                                PROPERTY    MANUFACTURED                   PROPERTY      MANUFACTURED
                                               OPERATIONS    HOME SALES      COMBINED     OPERATIONS      HOME SALES      COMBINED
                                               ----------   ------------     --------     ----------     ------------     --------
Revenues                                        $ 40,501       $ 6,082       $ 46,583       $ 83,369       $ 10,056       $ 93,425
Operating expenses/Cost of sales                  13,421         5,137         18,558         26,815          8,262         35,077
                                                --------       -------       --------       --------       --------       --------
    Net operating income (1)/Gross profit         27,080           945         28,025         56,554          1,794         58,348
Adjustments to arrive at net loss:
  Other revenues                                   1,682           522          2,204          3,616          1,307          4,923
  Selling, general and administrative             (2,640)       (1,631)        (4,271)        (5,446)        (3,061)        (8,507)
  Depreciation and amortization                  (10,506)         (300)       (10,806)       (21,449)          (640)       (22,089)
  Interest expense                               (10,071)          (29)       (10,100)       (19,313)           (52)       (19,365)
  Debt extinguishment costs                      (51,643)            -        (51,643)       (51,643)             -        (51,643)
  Deferred financing costs related to
    extinguished debt                             (5,557)            -         (5,557)        (5,557)             -         (5,557)
  Equity income from affiliate                       100             -            100            300              -            300
  (Income) loss allocated to minority interest     4,147             -          4,147          1,259              -          1,259
                                                --------       -------       --------       --------       --------       --------
    Net loss                                    $(47,408)      $  (493)      $(47,901)      $(41,679)      $   (652)      $(42,331)
                                                ========       =======       ========       ========       ========       ========

                                                 THREE MONTHS ENDED JUNE 30, 2003              SIX MONTHS ENDED JUNE 30, 2003
                                               -------------------------------------      ----------------------------------------
                                                PROPERTY    MANUFACTURED                   PROPERTY      MANUFACTURED
                                               OPERATIONS    HOME SALES      COMBINED     OPERATIONS      HOME SALES      COMBINED
                                               ----------   ------------     --------     ----------     ------------     --------
Revenues                                        $ 39,361       $ 5,601       $ 44,962       $ 80,374        $ 9,715       $ 90,089
Operating expenses                                12,379         3,543         15,922         25,418          6,186         31,604
                                                --------       -------       --------       --------        -------       --------
    Net operating income (1)/Gross profit         26,982         2,058         29,040         54,956          3,529         58,485
Adjustments to arrive at net loss:
  Other revenues                                   1,911         1,688          3,599          3,096          3,342          6,438
  Selling, general and administrative             (2,504)       (1,598)        (4,102)        (4,877)        (3,011)        (7,888)
  Depreciation and amortization                  (10,613)         (225)       (10,838)       (20,999)          (451)       (21,450)
  Interest expense                               (10,446)          (38)       (10,484)       (19,206)          (101)       (19,307)
  Equity loss from affiliate                        (251)            -           (251)          (314)             -           (314)
  Income allocated to minority interest           (2,738)            -         (2,738)        (5,729)             -         (5,729)
  Income from discontinued operations                313             -            313            647              -            647
                                                --------       -------       --------       --------        -------       --------
    Net income                                  $  2,654       $ 1,885       $  4,539       $  7,574        $ 3,308       $ 10,882
                                                ========       =======       ========       ========        =======       ========

(1) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. The Company considers NOI, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure to net income because NOI provides a measure of rental operations and does not factor in depreciation/amortization and non-property specific expenses such as general and administrative expenses.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

SELECTED BALANCE SHEET DATA                            JUNE 30, 2004                            DECEMBER 31, 2003
                                            ------------------------------------   -----------------------------------------
                                            PROPERTY    MANUFACTURED                PROPERTY      MANUFACTURED
                                            OPERATIONS   HOME SALES    COMBINED    OPERATIONS      HOME SALES      COMBINED
                                            ---------   ------------  ----------   ----------     ------------    ----------
Identifiable assets:
  Investment in rental property, net        $1,038,286    $ 38,598    $1,076,884   $  980,149        $30,335      $1,010,484
  Cash and cash equivalents                    106,264        (147)      106,117       24,043             15          24,058
  Inventory of manufactured homes                    -      18,599        18,599            -         17,236          17,236
  Investments in and advances to affiliate      50,160           -        50,160       50,667              -          50,667
  Notes and other receivables                   39,690       1,896        41,586       61,534         13,294          74,828
  Other assets                                  49,206       2,631        51,837       41,613          2,688          44,301
                                            ----------    --------    ----------   ----------        -------      ----------
    Total assets                            $1,283,606    $ 61,577    $1,345,183   $1,158,006        $63,568      $1,221,574
                                            ==========    ========    ==========   ==========        =======      ==========

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (IN THOUSANDS):

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

      The swap agreements have the effect of fixing interest rates relative to a portion of a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.93 percent. A second swap matures in July 2012, with an effective fixed rate of 5.37 percent. The third swap matures in July 2007, with an effective fixed rate of 3.97 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 03, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the six month period ended June 30, 2004 totals a negative $0.5 million.

      SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates zero at June 30, 2004 and a liability of $0.9 million as of December 31, 2003.

      These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. If held to maturity, the valuation adjustments will approximate zero.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    STOCK OPTIONS (IN THOUSANDS):

      The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income (loss) and earnings (loss) per share would have been presented as follows for the periods ended June 30, 2004 and 2003:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                              -----------------------      --------------------------
                                                                 2004           2003         2004             2003
                                                              ---------       -------      ---------       ----------
Net income (loss), as reported                                $ (47,901)      $ 4,539      $ (42,331)      $   10,882
Stock-based compensation expense under fair value method            (10)          (59)           (29)            (180)
                                                              ---------       -------      ---------       ----------
Pro forma net income (loss)                                   $ (47,911)      $ 4,480      $ (42,360)      $   10,702
                                                              =========       =======      =========       ==========

Earnings (loss) per share (Basic), as reported                $   (2.57)      $  0.25      $   (2.27)      $     0.61
                                                              =========       =======      =========       ==========
Earnings (loss) per share (Basic), pro forma                  $   (2.57)      $  0.25      $   (2.27)      $     0.60
                                                              =========       =======      =========       ==========

Earnings (loss) per share (Diluted), as reported              $   (2.57)      $  0.25      $   (2.27)      $     0.60
                                                              =========       =======      =========       ==========
Earnings (loss) per share (Diluted), pro forma                $   (2.57)      $  0.25      $   (2.27)      $     0.59
                                                              =========       =======      =========       ==========

      Stock options issued during the second quarter of 2004 were valued using the Binomial model rather than the Black-Scholes-Merton formula. The difference in valuation between the two methods was not material .

10.   EARNINGS (LOSS)  PER SHARE (IN THOUSANDS):

      For the periods ended June 30, 2004 and 2003:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                ----------------------      ----------------------
                                                  2004           2003         2004          2003
                                                --------       -------      --------       -------
Earnings (loss) used for basic and diluted
  earnings (loss) per share:
    Continuing operations                       $(47,901)      $ 4,226      $(42,331)      $10,235
                                                ========       =======      ========       =======
    Discontinued operations                     $      -       $   313      $      -       $   647
                                                ========       =======      ========       =======

Weighted average shares used for basic
  earnings (loss)  per share                      18,639        17,902        18,670        17,846
Dilutive securities:
    Stock options and other                            -           189             -           154
                                                --------       -------      --------       -------
Diluted weighted average shares                   18,639        18,091        18,670        18,000
                                                ========       =======      ========       =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   EARNINGS PER SHARE (IN THOUSANDS), CONTINUED:

      Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three and six month periods ending June 30, 2004 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

      The Company also has the following potentially convertible securities which, if converted, may impact dilution:

-------------------------------------------------------------------------------------------------------------
  CONVERTIBLE SECURITIES         NUMBER OF UNITS ISSUED                 CONVERSION FEATURES
-------------------------------------------------------------------------------------------------------------
Series A Preferred OP Units            1,325,275           Convertible to common stock at $68 per share/unit.
                                                           Mandatorily redeemable on 01/02/2014
-------------------------------------------------------------------------------------------------------------
Series B Preferred OP Units               35,637           On each of May 1, 2003, 2004, 2005, and 2006,
                                                           holder may exchange Units for shares of common
                                                           stock at exchange rate of 2.272727 ($44 per share)
                                                           shares of common stock for each Series B
                                                           Preferred Unit.
-------------------------------------------------------------------------------------------------------------
Series B-2 Preferred OP Units            100,000           Convertible into Common OP Units after
                                                           01/31/2005 at $45 per share/unit.
-------------------------------------------------------------------------------------------------------------

11.   RECENT ACCOUNTING PRONOUNCEMENTS:

      On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not assessed the impact of the proposed statement on its financial statements.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on its results of operations or financial condition.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the six months ended June 30, 2004, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 and 2003

For the three months ended June 30, 2004, income from continuing operations before minority interest decreased by $59.0 million from $7.0 million to a loss of $52.0 million, when compared to the three months ended June 30, 2003. The decrease was due to increased expenses of $2.4 million, debt extinguishment costs of $51.6 million, and deferred financing costs related to the extinguished debt of $5.6 million, offset by increased revenues of $0.2 million and increased equity income from affiliates of $0.4 million as described in more detail below.

Income from rental property increased by $1.1 million from $39.4 million to $40.5 million, or 2.8 percent, due primarily to rent increases and other community revenues.

Interest and other income decreased by $1.5 million from $3.2 million to $1.7 million, or 46.8 percent, due primarily to a decrease in interest earning notes and receivables.

The increase in revenue from home sales and increase in ancillary revenues relate to operations of the manufactured home sales segment which is discussed in detail below.

Property operating and maintenance expenses increased by $0.7 million from $9.4 million to $10.1 million, or 7.4 percent. The increase was due to increases in utility costs ($0.1 million), repair and maintenance expense ($0.2 million), payroll expense ($0.2 million), property and casualty insurance ($0.1 million), and other miscellaneous expenses ($0.1 million).

Real estate taxes increased by $0.5 million from $2.9 million to $3.4 million, or 17.2 percent, due primarily to increases in assessments and tax rates.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses for rental property increased by $0.1 million from $2.5 million to $2.6 million, or 4.0 percent, primarily due to an increase in systems training costs.

Debt extinguishment costs of $51.6 million includes prepayment penalties, fees and other costs associated with redeeming $345.0 million of unsecured notes. Deferred financing costs related to these notes and other debt repaid with the proceeds from $733.0 million of new secured financing were expensed.

Interest expense decreased by $0.4 million from $10.5 million to $10.1 million, or 3.8 percent, primarily due to a change in valuation of derivative contracts.

Equity income from affiliates of $0.1 million represents an estimate of the Company's prorata interest in the operations of Origen, Inc. for the three months ended June 30, 2004.

The cost of home sales increase of $1.6 million is discussed in detail below.

Sun Home Services

The following table summarizes certain financial and statistical data for Sun Home Services for the three months ended June 30, 2004 and 2003:

                                   THREE MONTHS ENDED JUNE 30,     INCREASE/
                                    2004                2003      (DECREASE)   PERCENT CHANGE
                                   ------              ------     ----------   --------------
New home sales revenues            $3,174              $4,733      $(1,559)        -32.9%
Cost of sales                       2,611               2,976         (365)        -12.3%
                                   ------              ------      -------         -----
Gross profit                          563               1,757       (1,194)        -68.0%
                                   ======              ======      =======         =====

Pre-owned home sales revenues      $2,908              $  868      $ 2,040         235.0%
Cost of sales                       2,526                 567        1,959         345.5%
                                   ------              ------      -------         -----
Gross profit                          382                 301           81          26.9%
                                   ======              ======      =======         =====

Ancillary revenue, net             $  519              $  435      $    84          19.3%
                                   ======              ======      =======         =====

Home sales volumes:
     New homes                         52                  85          (33)        -38.8%
     Pre-owned homes                  126                  50           76         152.0%

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Sun Home Services

The margin on new home sales has declined due to consumer demand shifting to pre-owned homes which are available in substantial quantities. This shift in demand was more than offset by the supply of pre-owned homes, thereby reducing margins.

The margin on pre-owned home sales has declined as a result of a management strategy to reduce the inventory of pre-owned homes and increase revenue producing sites.

The increase in ancillary revenue, net, is primarily due to increased activity in the Company's rental home program.

Comparison of the six months ended June 30, 2004 and 2003

For the six months ended June 30, 2004, income from continuing operations before minority interest decreased by $59.6 million from $16.0 million to a loss of $43.6 million, when compared to the six months ended June 30, 2003. The decrease was due to increased expenses of $4.8 million, debt extinguishment costs of $51.6 million, and deferred financing costs related to the extinguished debt of $5.6 million, offset by increased revenues of $1.8 million and increased equity income from affiliates of $0.6 million as described in more detail below.

Income from rental property increased by $3.0 million from $80.4 million to $83.4 million, or 3.7 percent, due to rent increases and other community revenues, and an increase in seasonal recreational vehicle revenue during the first quarter of 2004.

Interest and other income decreased by $1.8 million from $5.6 million to $3.8 million, or 32.1 percent, due primarily to a decrease in interest earning notes and receivables.

The increase in revenue from home sales and increase in ancillary revenues relate to operations of the manufactured home sales segment which is discussed in detail below.

Property operating and maintenance expenses increased by $0.8 million from $19.5 million to $20.3 million, or 4.1 percent. The increase was due to increases in utility costs ($0.2 million), repair and maintenance expense ($0.2 million), payroll expense ($0.2 million), and miscellaneous other expenses ($0.2 million).

Real estate taxes increased by $0.6 million from $5.9 million to $6.5 million, or 10.2 percent, due primarily to increases in assessments and tax rates.

                             SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses for rental property increased by $0.5 million from $4.9 million to $5.4 million, primarily due to training costs related to the Company's systems conversion and costs related to compliance with the Sarbanes-Oxley Act.

Depreciation and amortization increased by $0.6 million from $21.5 million to $22.1 million, or 2.8 percent, due to additional investment in rental property.

Debt extinguishment costs of $51.6 million includes prepayment penalties, fees and other costs associated with extinguishing $345.0 million of unsecured notes. Deferred financing costs related to these notes and other debt repaid with the proceeds from $733.0 million of new secured financing were expensed.

Equity income from affiliates of $0.3 million represents an estimate of the Company's prorata interest in the operations of Origen, Inc. for the six months ended June 30, 2004.

The remaining cost of home sales increase of $2.1 million is discussed in detail below.

Sun Home Services

The following table summarizes certain financial and statistical data for Sun Home Services for the six months ended June 30, 2004 and 2003:

                                  SIX MONTHS ENDED JUNE 30,     INCREASE/
                                   2004              2003       (DECREASE)      PERCENT CHANGE
                                  ------            ------      ----------      --------------
New home sales revenues           $5,537            $8,213        $(2,676)          -32.6%
Cost of sales                      4,420             5,282           (862)          -16.3%
                                  ------            ------        -------           -----
Gross profit                       1,117             2,931         (1,814)          -61.9%
                                  ======            ======        =======           =====

Pre-owned home sales revenues     $4,519            $1,502        $ 3,017           200.9%
Cost of sales                      3,842               904          2,938           325.0%
                                  ------            ------        -------           -----
Gross profit                         677               598             79            13.2%
                                  ======            ======        =======           =====

Ancillary revenue, net            $1,116            $  876        $   240            27.4%
                                  ======            ======        =======           =====

Home sales volumes:
     New homes                        97               157            (60)          -38.2%
     Pre-owned homes                 208                91            117           128.6%

The margin on new home sales has declined due to consumer demand shifting to pre-owned homes which are available in substantial quantities. This shift in demand was more than offset by the supply of pre-owned homes, thereby reducing margins.

The margin on pre-owned home sales has declined as a result of a management strategy to reduce the inventory of pre-owned homes and increase revenue producing sites.

The increase in ancillary revenue, net, is primarily due to increased activity in the Company's rental home program.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 2004 and 2003. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2003 and June 30, 2004. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                      SAME PROPERTY                    TOTAL PORTFOLIO
                                                ------------------------          ------------------------
                                                  2004             2003             2004            2003
                                                -------          -------          -------          -------
                                                     (in thousands)                    (in thousands)
Income from rental property                     $74,008          $71,475          $83,369          $80,374
                                                -------          -------          -------          -------
Property operating expenses:
     Property operating and maintenance          14,227           14,059           20,296           19,549
     Real estate taxes                            5,727            5,422            6,519            5,869
                                                -------          -------          -------          -------
            Property operating expenses          19,954           19,481           26,815           25,418
                                                -------          -------          -------          -------

Property net operating income (2)               $54,054          $51,994          $56,554          $54,956
                                                =======          =======          =======          =======

Number of properties                                108              108              132              130
Developed sites                                  39,719           39,740           45,302           44,520
Occupied sites                                   34,873           35,613           38,371           38,714
Occupancy %                                        89.1%(3)         91.3% (3)        85.5% (3)        88.1% (3)
Weighted Average monthly rent per site          $   339 (3)      $   324  (3)     $   339  (3)     $   324  (3)
Sites available for development                   1,529            2,001            7,409            7,050
Sites planned for development in next year           61                8               61                8

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

(3) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, property net operating income increased by $2.1 million from $52.0 million to $54.1 million, or 4.0 percent. Income from property increased by $2.5 million from $71.5 million to $74.0 million, or 3.5 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.5 million from $19.5 million to $20.0 million, or 2.6 percent, due primarily to increases in real estate taxes and utility expenses.

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

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through a line of credit expected to close in the third quarter of 2004. The Company considers its ability to generate cash from operations (anticipated to be approximately $50 to $60 million annually) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

The Company plans to invest approximately $5 to $10 million in developments consisting of expansions to existing communities and the development of new communities during 2004. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

Furthermore, the Company may invest substantial amounts in the acquisition of properties during the remainder of 2004, depending upon a number of factors. The Company will finance these investments using the proceeds from its secured financing transactions and through the assumption of existing debt on the properties.

Cash and cash equivalents increased by $82.0 million to $106.1 million at June 30, 2004 compared to $24.1 million at December 31, 2003. Net cash provided by operating activities decreased by $9.6 million to $22.3 million for the six months ended June 30, 2004 compared to $31.9 million for the six months ended June 30, 2003.

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its Properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. During the quarter the Company closed on $733 million of secured financing, in two separate transactions, of which $60.0 million remains undrawn. Proceeds from these transactions were used to retire $345.0 million of unsecured notes, pay the related costs of the debt retirement, repay the Company's existing line of credit, acquire additional properties, and repurchase the Company's outstanding equity securities. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. If the Company is unable obtain additional debt or equity financing on acceptable terms, the Company's business, results of operations and financial condition will be adversely impacted.

At June 30, 2004, the Company's debt to total market capitalization approximated
53.2 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 9.2 years and a weighted average interest rate of 5.0 percent.

Capital expenditures for the six months ended June 30, 2004 and 2003 included recurring capital expenditures of $3.0 million and $2.7 million, respectively.

Net cash used in investing activities increased by $20.0 million to $56.7 million for the six months ended June 30, 2004 compared to $36.7 million used in investing activities for the six months ended June 30, 2003. This increase was due to a $12.3 million sale of notes receivable to Origen, Inc., a $22.5 million decrease in investment in and advances to an affiliate, and a $22.0 million decrease in notes receivable and officers' notes, net, offset by a $76.8 million increase in rental property investment activities.

Net cash provided by financing activities increased by $112.6 million to $116.4 million for the six months ended June 30, 2004 from $3.8 million for the six months ended June 30, 2003. This increase was primarily due to a $238.4 million increase in proceeds from notes payable and other debt, net, a $1.2 million increase of proceeds from issuance of common stock, offset by a $111.0 million increase in repayments on the line of credit, a $1.8 million increase in distributions, a $4.9 million increase in payments for deferred financing costs, and a $9.3 million increase in treasury stock purchase activities, representing 270,200 shares under a one million share buy back authorization.

SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE:

Investors in and analysts following the real estate industry utilize funds from operations ("FFO") as a supplemental performance measure. While the Company believes net income (as defined by generally accepted accounting principles) is the most appropriate measure, it considers FFO, given its wide use by and relevance to investors and analysts, an appropriate supplemental measure. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles) excluding gains (or losses) from sales of property, plus rental property depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Industry analysts consider FFO to be an appropriate supplemental measure of the operating performance of an equity REIT primarily because the computation of FFO excludes historical cost depreciation as an expense and thereby facilitates the comparison of REITs which have different cost bases in their assets. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time, whereas real estate values have instead historically risen or fallen based upon market conditions. FFO does not represent cash flow from operations as defined by generally accepted accounting principles and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. The following table reconciles net income to FFO for the periods ended June 30, 2004 and 2003 (in thousands):

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          ----------------------      ----------------------
                                                            2004           2003          2004          2003
                                                          --------       -------      --------       -------
Net income (loss)                                         $(47,901)      $ 4,539      $(42,331)      $10,882
Adjustments:
      Depreciation and amortization                         11,073        10,600        21,914        21,109
      Valuation adjustment(4)                                  889           461           482           675
      Allocation of SunChamp losses(5)                           -         1,087           300         1,937
      Income allocated to minority interest                 (6,331)          650        (5,622)        1,560
                                                          --------       -------      --------       -------
Funds from operations                                     $(42,270)      $17,337      $(25,257)      $36,163
                                                          ========       =======      ========       =======

Weighted average common shares/OP Units outstanding:
      Basic                                                 21,112        20,427        21,144        20,384
                                                          ========       =======      ========       =======
      Diluted                                               21,112        20,616        21,144        20,538
                                                          ========       =======      ========       =======

FFO per weighted average Common Share/OP
  Unit - Basic                                            $  (2.00)      $  0.85      $  (1.19)      $  1.77
                                                          ========       =======      ========       =======
FFO per weighted average Common Share/OP
  Unit - Diluted                                          $  (2.00)      $  0.84      $  (1.19)      $  1.76
                                                          ========       =======      ========       =======

(4) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As any imperfections related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments are excluded from funds from operations. The valuation adjustment is included in interest expense.

(5) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating funds from operations.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "may", "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

The Company's variable rate debt totals $81.2 million and $176.1 million as of June 30, 2004 and 2003, respectively, which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.00 percent during the six months ended June 30, 2004 and 2003, the Company believes its interest expense would have increased or decreased by approximately $2.5 million and $2.5 million based on the $245.9 million and $246.7 million average balance outstanding under the Company's variable rate debt facilities for the six months ended June 30, 2004 and 2003, respectively.

Additionally, the Company had $14.7 million and $30.6 million LIBOR based variable rate mortgage and other notes receivables as of June 30, 2004 and 2003, respectively. If LIBOR increased or decreased by 1.0 percent during the six months ended June 30, 2004 and 2003, the Company believes interest income would have increased or decreased by approximately $0.2 million and $0.3 million based on the $24.0 million and $28.8 million average balance outstanding on all variable rate notes receivable for the six months ended June 30, 2004 and 2003, respectively.

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

    (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. (e) - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company announced a program to purchase up to 1,000,000 shares of its common stock on January 2, 2003. The results of this stock repurchase program for the three months ended June 30, 2004 are as follows:

                                                          TOTAL NUMBER OF
                                                        SHARES PURCHASED AS      MAXIMUM NUMBER OF
                                            AVERAGE       PART OF PUBLICLY     SHARES THAT MAY YET BE
                        TOTAL NUMBER OF    PRICE PAID    ANNOUNCED PLANS OR     PURCHASED UNDER THE
       PERIOD          SHARES PURCHASED    PER SHARE          PROGRAMS           PLANS OR PROGRAMS
-----------------------------------------------------------------------------------------------------
04/01/04 to 04/30/04              -                -                 -                1,000,000
-----------------------------------------------------------------------------------------------------
05/01/04 to 05/31/04        264,100        $   35.20           264,100                  735,900
-----------------------------------------------------------------------------------------------------
06/01/04 to 06/30/04          6,100        $   37.04             6,100                  729,800
-----------------------------------------------------------------------------------------------------
Total                       270,200        $   35.25           270,200                  729,800
-----------------------------------------------------------------------------------------------------

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2004, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

     (a) The election of two directors to serve until the 2007 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                  % OF SHARES                % OF SHARES
    NOMINEES            FOR          VOTING      AGAINST        VOTING     WITHHELD
    --------            ---          ------      -------        ------     --------
Clunet R. Lewis     17,023,541       95.5         -0-            -0-        796,730
Arthur A. Weiss     17,127,286       96.1         -0-            -0-        692,985

     (b) The approval of the Sun Communities, Inc., 2004 Non-Employee Director Option Plan. The results of the vote appear below:

                  % OF SHARES                % OF SHARES
   FOR               VOTING       AGAINST       VOTING        NO VOTE        ABSTAIN
   ---               ------       -------       ------       ---------       -------
14,568,456            94.2        901,440         5.8        2,232,668       117,706

                              SUN COMMUNITIES, INC.

ITEM 6.(A) - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

ITEM 6.(B) - REPORTS ON FORM 8-K

Form 8-K, dated April 15, 2004, filed to report that the Company launched a tender offer to purchase any or all of the $350 million principal amount of its outstanding unsecured notes.

Form 8-K, dated July 28, 2004, furnished for the purpose of reporting, under Item-12-Results of Operations and Financial Condition, the Company's 2004 second quarter earnings and results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004

                            SUN COMMUNITIES, INC.

                            BY: /s/ Jeffrey P. Jorissen
                                ------------------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer
                                    and Secretary
                                    (Duly authorized officer and principal
                                    financial officer)

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.1          Form of Loan Agreement dated June 9, 2004 by and among Sun
              Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates,
              LLC, as Borrowers, and Bank of America, N.A., as Lender.

10.2          Schedule identifying substantially identical agreements to Exhibit
              10.1.

10.3          Form of Loan Agreement dated June 9, 2004 by and between Sun Pool
              8 LLC, as Borrower, and Bank of America, N.A., as Lender.

10.4          Schedule identifying substantially identical agreements to Exhibit
              10.3.

10.5          Form of Loan Agreement dated June 9, 2004 by and between Sun
              Continental Estates LLC as Borrower, and Bank of America, N.A., as
              Lender.

10.6          Schedule identifying substantially identical agreements to Exhibit
              10.5.

10.7          Form of Loan Agreement dated June 9, 2004 by and between Sun
              Indian Creek LLC, as Borrower, and Bank of America, N.A., as
              Lender.

10.8          Schedule identifying substantially identical agreements to Exhibit
              10.8.

10.9          Amended And Restated Master Credit Facility Agreement dated April
              28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins
              Limited Partnership, Sun Secured Financing Houston Limited
              Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC,
              Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage
              Co., L.P., as Lender.

10.9.1        Appendix I (definitions) to Amended And Restated Master Credit
              Facility Agreement dated April 28, 2004 by and among Sun Secured
              Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured
              Financing Houston Limited Partnership, Sun Communities Finance,
              LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and
              Arcs Commercial Mortgage Co., L.P., as Lender.

10.10         Fixed Facility Note dated April 5, 2004 made by Sun Secured
              Financing LLC, Aspen - Ft. Collins Limited Partnership and Sun
              Secured Financing Houston Limited Partnership, in favor of Arcs
              Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500.

10.11         Fixed Facility Note dated April 28, 2004 made by Sun Secured
              Financing LLC, Sun Secured Financing Houston Limited Partnership,
              Aspen - Ft. Collins Limited Partnership, Sun Communities Finance
              LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs
              Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000.

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.12         Variable Facility Note dated April 28, 2004 made by Sun Secured
              Financing LLC, Sun Secured Financing Houston Limited Partnership,
              Aspen - Ft. Collins Limited Partnership, Sun Communities Finance
              LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs
              Commercial Mortgage Co., L.P., in the original principal amount of
              $60,275,000.

10.13         Fourth Amended and Restated Variable Facility Note dated April 28,
              2004 made by Sun Secured Financing LLC, Sun Secured Financing
              Houston Limited Partnership, Aspen - Ft. Collins Limited
              Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and
              Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co.,
              L.P., in the original principal amount of $152,362,500.

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

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.