Form 10-Q
period 2004-09-30
SUN COMMUNITIES INC
filed 2004-11-05
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2004: 18,296,204

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                                PAGES
                                                                                                -----
PART I

Item 1.       Financial Statements (Unaudited):

              Consolidated Balance Sheets as of September 30, 2004 and
                       December 31, 2003                                                            3

              Consolidated Statements of Operations for the periods
                       ended September 30, 2004 and 2003                                            4

              Consolidated Statements of Comprehensive Income (Loss) for the periods
                       ended September 30, 2004 and 2003                                            5

              Consolidated Statements of Cash Flows for the periods
                       ended September 30, 2004 and 2003                                            6

              Notes to Consolidated Financial Statements                                         7-14

Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                      15-24

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                           25

Item 4.       Controls and Procedures                                                              26

PART II

Item 2.(c)    Changes in Securities and Use of Proceeds                                            27

Item 6.       Exhibits required by Item 601 of Regulation S-K                                      27

              Signatures                                                                           28

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                               (UNAUDITED)
                                                           SEPTEMBER 30, 2004 DECEMBER 31, 2003
                                                           ------------------ -----------------
ASSETS
   Investment in rental property, net                         $     1,088,970   $     1,010,484
   Cash and cash equivalents                                           69,181            24,058
   Inventory of manufactured homes                                     21,352            17,236
   Investment in and advances to affiliate                             50,810            50,667
   Notes and other receivables                                         44,940            74,828
   Other assets                                                        56,105            44,301
                                                              ---------------   ---------------

         Total assets                                         $     1,331,358   $     1,221,574
                                                              ===============   ===============
LIABILITIES
   Line of credit                                             $             -   $        99,000
   Debt                                                               999,793           674,328
   Other liabilities                                                   30,015            24,833
                                                              ---------------   ---------------

         Total liabilities                                          1,029,808           798,161
                                                              ---------------   ---------------

   Minority interests                                                  85,311            96,803
                                                              ---------------   ---------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000 shares
         authorized, none issued                                            -                 -
   Common stock, $.01 par value, 100,000 shares
         authorized, 19,495 and 19,192 issued
         in 2004 and 2003, respectively                                   195               192
   Paid-in capital                                                    455,248           446,211
   Officer's notes                                                     (9,884)          (10,299)
   Unearned compensation                                              (13,104)           (7,337)
   Accumulated comprehensive earnings                                  (1,536)           (1,294)
   Distributions in excess of accumulated earnings                   (171,214)          (94,479)
   Treasury stock, at cost, 1,199 and 202 shares
         in 2004 and 2003, respectively                               (43,466)           (6,384)
                                                              ---------------   ---------------

         Total stockholders' equity                                   216,239           326,610
                                                              ---------------   ---------------

         Total liabilities and stockholders' equity           $     1,331,358   $     1,221,574
                                                              ===============   ===============

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                                             -------------             -------------
                                                                        2004           2003           2004           2003
                                                                        ----           ----           ----           ----
REVENUES
Income from rental property                                         $     40,960   $     39,090   $    124,329   $    119,465
Revenue from home sales                                                    4,837          4,357         14,893         14,072
Ancillary revenues, net                                                      394            341          1,510          1,217
Interest and other income                                                  1,937          3,769          5,744          9,331
                                                                    ------------   ------------   ------------   ------------
   Total revenues                                                         48,128         47,557        146,476        144,085
                                                                    ------------   ------------   ------------   ------------
COSTS AND EXPENSES
Property operating and maintenance                                        10,738         10,091         31,034         29,640
Cost of home sales                                                         3,812          3,282         12,074          9,468
Real estate taxes                                                          3,520          2,937         10,039          8,805
General and administrative - rental property                               3,173          2,581          8,619          7,458
General and administrative - home sales                                    1,413          1,353          4,474          4,364
Depreciation and amortization                                             10,987         11,036         33,076         32,486
Interest                                                                  11,812          7,377         31,177         26,684
Extinguishment of debt                                                         -              -         51,643              -
Deferred financing costs related to extinguished debt                          -              -          5,557              -
Florida storm damage                                                         600              -            600              -
                                                                    ------------   ------------   ------------   ------------
   Total expenses                                                         46,055         38,657        188,293        118,905
                                                                    ------------   ------------   ------------   ------------
      Income (loss) before equity income (loss) from affiliate,
       discontinued operations, and minority interests                     2,073          8,900        (41,817)        25,180
Equity income (loss) from affiliate                                          749            140          1,049           (174)
                                                                    ------------   ------------   ------------   ------------
      Income (loss) from continuing operations before
       minority interests                                                  2,822          9,040        (40,768)        25,006
Less income (loss) allocated to minority interests:
  Preferred OP Units                                                       2,192          2,136          6,555          6,397
  Common OP Units                                                             76            816         (5,546)         2,284
                                                                    ------------   ------------   ------------   ------------

Income (loss) from continuing operations                                     554          6,088        (41,777)        16,325
Income from discontinued operations                                            -            333              -            978
                                                                    ------------   ------------   ------------   ------------
      Net income (loss)                                             $        554   $      6,421   $    (41,777)  $     17,303
                                                                    ============   ============   ============   ============
Weighted average common shares outstanding:
  Basic                                                                   18,100         18,504         18,480         18,065
                                                                    ============   ============   ============   ============
  Diluted                                                                 18,246         18,683         18,480         18,220
                                                                    ============   ============   ============   ============
Basic earnings (loss) per share:
  Continuing operations                                             $       0.03   $       0.33   $      (2.26)  $       0.91
  Discontinued operations                                                      -           0.02              -           0.05
                                                                    ------------   ------------   ------------   ------------
  Net income (loss)                                                 $       0.03   $       0.35   $      (2.26)  $       0.96
                                                                    ============   ============   ============   ============
Diluted earnings (loss) per share:
  Continuing operations                                             $       0.03   $       0.32   $      (2.26)  $       0.90
  Discontinued operations                                                      -           0.02              -           0.05
                                                                    ------------   ------------   ------------   ------------
  Net income (loss)                                                 $       0.03   $       0.34   $      (2.26)  $       0.95
                                                                    ============   ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                  ------------------    ---------------------
                                                    2004      2003        2004        2003
                                                  -------    -------    ---------   ---------
Net income (loss)                                 $   554    $ 6,421    $(41,777)   $ 17,303
Unrealized income (loss) on interest rate swaps    (1,616)     2,033        (242)       (347)
                                                  =======    =======    ========    ========
Comprehensive income (loss)                       $(1,062)   $ 8,454    $(42,019)   $ 16,956
                                                  =======    =======    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                2004        2003
                                                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                            $ (41,777)   $  17,303
  Adjustments to reconcile net (loss) income to cash provided by operating activities:
    Income (loss) allocated to minority interests                                               (5,546)       2,284
    Income from discontinued operations allocated to minority interests                              -          136
    Depreciation and amortization                                                               34,399       32,486
    Amortization of deferred financing costs                                                     1,403        1,101
    Extinguishment of debt                                                                      51,643            -
    Write off of deferred financing costs related to extinguished debt                           5,557            -
    Equity (income) loss from affiliate                                                         (1,049)         174
    Increase in inventory and other assets                                                     (14,307)      (9,554)
    Increase in accounts payable and other liabilities                                           5,182          308
                                                                                             ---------    ---------
                    Net cash provided by operating activities                                   35,505       44,238
                                                                                             ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in rental properties                                                           (118,392)     (20,143)
    Investment in and advances to affiliate                                                        988      (50,004)
    Proceeds from sale of installment loans on manufactured homes to Origen                     12,463       61,994
    Purchase of installment loans on manufactured homes from Origen                                  -      (74,206)
    Decrease in notes receivable and officers' notes, net                                       17,840       10,095
                                                                                             ---------    ---------
                    Net cash used in investing activities                                      (87,101)     (72,264)
                                                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock and OP units, net                                 7,927       25,210
    Borrowings (repayments) on line of credit, net                                             (99,000)      39,500
    Payments to redeem notes payable and other debt                                           (422,289)    (133,432)
    Proceeds from notes payable and other debt                                                 696,064      150,000
    Payments for deferred financing costs                                                       (9,498)      (1,995)
    Treasury stock purchases                                                                   (37,082)           -
    Distributions                                                                              (39,403)     (36,737)
                                                                                             ---------    ---------
                    Net cash provided by financing activities                                   96,719       42,546
                                                                                             ---------    ---------

  Net increase in cash and cash equivalents                                                     45,123       14,520
  Cash and cash equivalents, beginning of period                                                24,058        2,664
                                                                                             ---------    ---------

  Cash and cash equivalents, end of period                                                   $  69,181    $  17,184
                                                                                             =========    =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $341 and $1,623 for
     the nine months ended September 30, 2004 and 2003, respectively                         $  35,085    $  24,343
Noncash investing and financing activities:
    Issuance of partnership units to retire capitalized lease obligations                    $   4,725    $   4,170
    Unrealized losses on interest rate swaps                                                 $     241    $     347

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

2.    RENTAL PROPERTY:

      The following summarizes rental property (amounts in thousands):

                                   SEPTEMBER 30,   DECEMBER 31,
                                        2004           2003
                                        ----           ----
Land                                 $   111,513    $   104,541
Land improvements and buildings        1,144,930      1,048,576
Furniture, fixtures, and equipment        33,683         33,080
Land held for future development          34,318         31,409
Property under development                 2,141          2,799
                                     -----------    -----------
                                       1,326,585      1,220,405
Less accumulated depreciation           (237,615)      (209,921)
                                     -----------    -----------
Rental property, net                 $ 1,088,970    $ 1,010,484
                                     ===========    ===========

      The Company acquired 5 properties for $66 million during the second quarter of 2004 consisting of 1,414 developed sites and an additional 570 sites available for development. The properties were acquired for cash and the assumption of $23 million of debt, which was immediately retired.

      During the third quarter of 2004, the Company acquired one manufactured housing community for $11.6 million consisting of 392 developed sites. The property was acquired for cash.

      Three communities located in northeast Atlanta, GA were purchased subsequent to quarter end comprising 1150 developed sites. The properties were purchased for $27.0 million cash and the assumption of $16.0 million of debt.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    NOTES AND OTHER RECEIVABLES:

      The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2004            2003
                                                                       ----            ----
Mortgage and other notes receivable, with interest payable at a weighted average interest rate of 7.08%, maturing at various dates through August 2008, substantially collateralized by
     manufactured home communities                                  $     18,499   $     41,736

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
     7.0% and 10 years, respectively.                                     15,182         24,802
Other receivables                                                         11,259          8,290
                                                                    ------------   ------------
                                                                    $     44,940   $     74,828
                                                                    ============   ============

      At September 30, 2004, the maturities of mortgages and other notes receivable are approximately as follows: 2006-$3.8 million; 2008-$14.7 million. In February 2004, $12.3 million of the installment loans collateralized by manufactured homes were sold at book value (which approximated fair value) to Origen Financial, Inc. ("Origen, Inc."). Mortgage and other notes receivable of $24.0 million were repaid during the second quarter of 2004.

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

4.    INVESTMENT IN AND ADVANCES TO AFFILIATE:

      Origen, Inc. is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen, Inc. for $50 million. The Company owns approximately 20% of Origen, Inc. at September 30, 2004 and its investment is accounted for using the equity method of accounting. Equity earnings recorded through September 30, 2004 are an estimate of the Company's portion of the anticipated earnings of Origen, Inc. through September 30, 2004, based on publicly available information.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEBT:

      The following table sets forth certain information regarding debt (amounts in thousands):

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2004            2003
                                                                              ----            ----
Collateralized term loan, 7.010%, due September 9, 2007                   $      41,017   $      41,547
Collateralized term loans - CMBS, 4.931-5.320%, due July 1, 2011-2016           496,031               -
Collateralized term loans - FNMA, of which $77.4M is variable, due 2014 at the Company's option, interest at 3.406 - 4.705% and 3.244%
     at September 30, 2004 and December 31, 2003, respectively                  329,254         152,363
Redeemable preferred OP units, average interest 6.795%,
     redeemable at various dates through January 2, 2014                         62,123          58,148
Senior notes, 6.770%, due May 14, 2005                                            5,017         350,000
Capitalized lease obligation, 5.510%, matured in January, 2004                        -           9,606
Mortgage notes, other                                                            66,351          62,664
                                                                          -------------   -------------
                                                                          $     999,793   $     674,328
                                                                          =============   =============

      The collateralized term loans totaling $866.3 million at September 30, 2004 are secured by 93 properties comprising approximately 34,307 sites. The mortgage notes are collateralized by 12 communities comprising approximately 3,815 sites. A capitalized lease obligation matured as of January 1, 2004 and was paid by the issuance of 47,250 Preferred OP Units, cash of approximately $1.2 and the assumption of approximately $4.2 million of debt, which was immediately retired.

      In a prior quarter, the Company completed financings totaling $733 million consisting of Collateralized Mortgaged Back Securities (CMBS) of $496 million and additional FNMA financing of $237 million. As of September 30, 2004, $60 million of the additional FNMA financing remains undrawn.

      On September 30, 2004, the Company closed on a $90.0 million unsecured revolving line of credit bearing interest at LIBOR + 1.75%. Subsequent to quarter end, the line of credit was expanded an additional $25.0 million to a total of $115.0 million. The entire $115.0 million remains available for use.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    INTEREST AND OTHER INCOME:

      The components of other income are as follows for the periods ended September 30, 2004 and 2003 (in thousands):

                          THREE MONTHS ENDED         NINE MONTHS ENDED
                             SEPTEMBER 30,             SEPTEMBER 30,
                             -------------             -------------
                           2004         2003         2004         2003
                           ----         ----         ----         ----
Interest income         $    1,744   $    3,548   $    4,993   $    8,739
Brokerage commissions          209          174          717          586
Other income (loss)            (16)          47           34            6
                        ----------   ----------   ----------   ----------
                        $    1,937   $    3,769   $    5,744   $    9,331
                        ==========   ==========   ==========   ==========

7.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

      The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                      THREE MONTHS ENDED SEPTEMBER 30, 2004  NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                      -------------------------------------  ------------------------------------
                                                         PROPERTY   MANUFACTURED                PROPERTY   MANUFACTURED
                                                        OPERATIONS   HOME SALES    COMBINED    OPERATIONS   HOME SALES    COMBINED
                                                        ----------   ----------    --------    ----------   ----------    --------
Revenues                                                $   40,960   $    4,837   $   45,797   $  124,329   $   14,893   $  139,222
Operating expenses/Cost of sales                            14,258        3,812       18,070       41,073       12,074       53,147
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Net operating income (1)/Gross profit                    26,702        1,025       27,727       83,256        2,819       86,075
Adjustments to arrive at net loss:
 Other revenues                                              1,931          400        2,331        5,547        1,707        7,254
 Selling, general and administrative                        (3,173)      (1,413)      (4,586)      (8,619)      (4,474)     (13,093)
 Depreciation and amortization                             (10,598)        (389)     (10,987)     (32,047)      (1,029)     (33,076)
 Interest expense                                          (11,772)         (40)     (11,812)     (31,085)         (92)     (31,177)
 Debt extinguishment costs                                       -            -            -      (51,643)           -      (51,643)
 Deferred financing costs related to extinguished debt           -            -            -       (5,557)           -       (5,557)
 Florida storm damage                                         (600)           -         (600)        (600)           -         (600)
 Equity income from affiliate                                  749            -          749        1,049            -        1,049
 Income allocated to minority interest                      (2,268)           -       (2,268)      (1,009)           -       (1,009)
                                                        ----------   ----------   ----------   ----------   ----------   ----------
   Net income (loss)                                    $      971   $     (417)  $      554   $  (40,708)  $   (1,069)  $  (41,777)
                                                        ==========   ==========   ==========   ==========   ==========   ==========

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2003  NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    -------------------------------------  ------------------------------------
                                                     PROPERTY   MANUFACTURED                PROPERTY   MANUFACTURED
                                                    OPERATIONS   HOME SALES    COMBINED    OPERATIONS   HOME SALES    COMBINED
                                                    ----------   ----------    --------    ----------  ------------   --------
Revenues                                            $   39,090   $    4,357   $   43,447   $  119,465   $   14,072   $  133,537
Operating expenses                                      13,028        3,282       16,310       38,445        9,468       47,913
                                                    ----------   ----------   ----------   ----------   ----------   ----------
   Net operating income (1)/Gross profit                26,062        1,075       27,137       81,020        4,604       85,624
Adjustments to arrive at net loss:
 Other revenues                                          1,871        2,239        4,110        4,967        5,581       10,548
 Selling, general and administrative                    (2,581)      (1,353)      (3,934)      (7,458)      (4,364)     (11,822)
 Depreciation and amortization                         (10,737)        (299)     (11,036)     (31,736)        (750)     (32,486)
 Interest expense                                       (7,353)         (24)      (7,377)     (26,559)        (125)     (26,684)
 Equity income (loss) from affiliate                       140            -          140         (174)           -         (174)
 Income allocated to minority interest                  (2,952)           -       (2,952)      (8,681)           -       (8,681)
 Income from discontinued operations                       333            -          333          978            -          978
                                                    ----------   ----------   ----------   ----------   ----------   ----------
   Net income                                       $    4,783   $    1,638   $    6,421   $   12,357   $    4,946   $   17,303
                                                    ==========   ==========   ==========   ==========   ==========   ==========

(1) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7.  SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

    GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Because of the inclusion of items such as interest, depreciation and amortization, the use of net income as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

                                                     SEPTEMBER 30, 2004                       DECEMBER 31, 2003
                                           --------------------------------------   ------------------------------------
                                           PROPERTY    MANUFACTURED                  PROPERTY   MANUFACTURED
SELECTED BALANCE SHEET DATA                OPERATIONS   HOME SALES      COMBINED    OPERATIONS   HOME SALES    COMBINED
---------------------------                ----------   -----------    ----------   ----------   ----------   ----------
Identifiable assets:
 Investment in rental property, net        $1,046,275   $    42,695    $1,088,970   $  980,149   $   30,335   $1,010,484
 Cash and cash equivalents                     69,285          (104)       69,181       24,043           15       24,058
 Inventory of manufactured homes                    -        21,352        21,352            -       17,236       17,236
 Investments in and advances to affiliate      50,810             -        50,810       50,667            -       50,667
 Notes and other receivables                   43,389         1,551        44,940       61,534       13,294       74,828
 Other assets                                  53,366         2,739        56,105       41,613        2,688       44,301
                                           ----------   -----------    ----------   ----------   ----------   ----------
   Total assets                            $1,263,125   $    68,233    $1,331,358   $1,158,006   $   63,568   $1,221,574
                                           ==========   ===========    ==========   ==========   ==========   ==========

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

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. These three hedges were highly effective and had minimal effect on income. The

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (IN THOUSANDS), CONTINUED:

    third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the nine month period ended September 30, 2004 totals a negative $0.3 million.

    SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates a liability of $1.4 million and $0.9 million as of September 30, 2004 and December 31, 2003, respectively.

    These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. If held to maturity, the valuation adjustments will approximate zero.

9.  STOCK OPTIONS (IN THOUSANDS):

    The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income
    (loss) and earnings (loss) per share would have been presented as follows for the periods ended September 30, 2004 and 2003:

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           ------------------------    ------------------------
                                                              2004          2003          2004          2003
                                                           ----------    ----------    ----------    ----------
Net income (loss), as reported                             $      554    $    6,421    $  (41,777)   $   17,303
Stock-based compensation expense under fair value method          (17)          (47)          (46)         (227)
                                                           ----------    ----------    ----------    ----------
Pro forma net income (loss)                                $      537    $    6,374    $  (41,823)   $   17,076
                                                           ==========    ==========    ==========    ==========

Earnings (loss) per share (Basic), as reported             $     0.03    $     0.35    $    (2.26)   $     0.96
                                                           ==========    ==========    ==========    ==========
Earnings (loss) per share (Basic), pro forma               $     0.03    $     0.34    $    (2.26)   $     0.95
                                                           ==========    ==========    ==========    ==========

Earnings (loss) per share (Diluted), as reported           $     0.03    $     0.34    $    (2.26)   $     0.95
                                                           ==========    ==========    ==========    ==========
Earnings (loss) per share (Diluted), pro forma             $     0.03    $     0.34    $    (2.26)   $     0.94
                                                           ==========    ==========    ==========    ==========

    Stock options issued during the second quarter of 2004 were valued using the Binomial model rather than the Black-Scholes-Merton formula. The difference in valuation between the two methods was not material.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

10. EARNINGS (LOSS) PER SHARE (IN THOUSANDS):

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                       ------------------   -------------------
                                                                          2004      2003      2004       2003
                                                                        -------   -------   --------    -------
Earnings (loss) used for basic and diluted earnings (loss) per share:
  Continuing operations                                                 $   554   $ 6,088   $(41,777)   $16,325
                                                                        =======   =======   ========    =======
  Discontinued operations                                               $     -   $   333   $      -    $   978
                                                                        =======   =======   ========    =======

Weighted average shares used for basic earnings (loss)  per share        18,100    18,504     18,480     18,065
Dilutive securities:
  Stock options and other                                                   146       179          -        155
                                                                        -------   -------   --------    -------
Diluted weighted average shares                                          18,246    18,683     18,480     18,220
                                                                        =======   =======   ========    =======

    Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the nine months ending September 30, 2004 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

    The Company also has the following potentially convertible securities which, if converted, may impact dilution:

                                  NUMBER OF
   CONVERTIBLE SECURITIES       UNITS ISSUED                   CONVERSION FEATURES
   ----------------------       ------------                   -------------------
Series A Preferred OP Units        1,325,275   Convertible to common stock at $68 per share/unit.
                                               Mandatorily redeemable on 01/02/2014

Series B Preferred OP Units           35,637   On each of May 1, 2004, 2005, and 2006, holder may
                                               exchange Units for shares of common stock at exchange
                                               rate of 2.272727 ($44 per share) shares of common
                                               stock for each Series B Preferred Unit.

Series B-2 Preferred OP Units        100,000   Convertible into Common OP Units after 01/31/2005 at
                                               $45 per share/unit.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

11. RECENT ACCOUNTING PRONOUNCEMENTS:

    On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. The Company has not assessed the impact of the proposed statement on its financial statements.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2003 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the nine months ended September 30, 2004, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 and 2003

For the three months ended September 30, 2004, income from continuing operations before minority interest decreased by $6.2 million from $9.0 million to $2.8 million, when compared to the three months ended September 30, 2003. The decrease was due to increased expenses of $6.8 million, costs related to Florida storm damage of $0.6 million, offset by increased revenues of $0.6 million and increased equity income from affiliates of $0.6 million as described in more detail below.

Income from rental property increased by $1.9 million from $39.1 million to $41.0 million, or 4.9 percent, due primarily to acquisitions made during the nine months ended September 30, 2004, rent increases, and other community revenues.

Interest and other income decreased by $1.9 million from $3.8 million to $1.9 million, or 50.0 percent, due primarily to a decrease in interest earning notes and receivables.

The increase in revenue from home sales and increase in ancillary revenues relate to operations of the manufactured home sales segment which is discussed in detail below.

Property operating and maintenance expenses increased by $0.6 million from $10.1 million to $10.7 million, or 5.9 percent. The increase was due to increases in utility costs ($0.2 million), payroll expense ($0.3 million), and other miscellaneous expenses ($0.1 million).

Real estate taxes increased by $0.6 million from $2.9 million to $3.5 million, or 20.7 percent, due primarily to increases in assessments and tax rates.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses for rental property increased by $0.6 million from $2.6 million to $3.2 million, or 23.0 percent, due to an increase in payroll and severance costs ($0.3 million), systems training costs ($0.1 million), and other miscellaneous expenses ($0.2 million).

Interest expense increased by $4.4 million from $7.4 million to $11.8 million, or 59.5 percent, primarily due to increased debt levels somewhat offset by lower interest rates.

Equity income from affiliate (Origen, Inc.) of $0.7 million in the quarter represents an estimate of the Company's pro-rata share of earnings for the nine months ended September 30, 2004 less amounts previously recognized.

The cost of home sales increase of $0.5 million is discussed in detail below.

Sun Home Services

The following table summarizes certain financial and statistical data for Sun Home Services for the three months ended September 30, 2004 and 2003:

                               THREE MONTHS ENDED
                                  SEPTEMBER 30,    INCREASE/  PERCENT
                                 2004     2003     (DECREASE)  CHANGE
                               -------   ------    ---------   ------
New home sales revenues         $2,613   $2,300      $  313      13.6%
Cost of sales                    1,950    1,713         237      13.8%
                                ------   ------      ------    ------
Gross profit                       663      587          76      12.9%
                                ======   ======      ======    ======

Pre-owned home sales revenues   $2,224   $2,057      $  167       8.1%
Cost of sales                    1,862    1,569         293      18.7%
                                ------   ------      ------    ------
Gross profit                       362      488        (126)   - 25.8%
                                ======   ======      ======    ======

Ancillary revenue, net          $  394   $  341      $   53      15.5%
                                ======   ======      ======    ======
Home sales volumes:
     New homes                      42       41           1       2.4%
     Pre-owned homes               100      109          (9)   -  8.3%

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

Comparison of the nine months ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, income from continuing operations before minority interest decreased by $65.8 million from $25.0 million to a loss of $40.8 million, when compared to the nine months ended September 30, 2003. The decrease was due to increased expenses of $11.6 million, debt extinguishment costs of $51.6 million, deferred financing costs related to the extinguished debt of $5.6 million, and Florida storm damage of $0.6 million, offset by increased revenues of $2.4 million and increased equity income from affiliates of $1.2 million as described in more detail below.

Income from rental property increased by $4.8 million from $119.5 million to $124.3 million, or 4.0 percent, due to property acquisitions, rent increases, and other community revenues.

Interest and other income decreased by $3.6 million from $9.3 million to $5.7 million, or 38.7 percent, due primarily to a decrease in interest earning notes and receivables.

The increase in revenue from home sales and increase in ancillary revenues relate to operations of the manufactured home sales segment which is discussed in detail below.

Property operating and maintenance expenses increased by $1.4 million from $29.6 million to $31.0 million, or 4.7 percent. The increase was due to increases in utility costs ($0.6 million), repair and maintenance expense ($0.1 million), payroll expense ($0.3 million), advertising costs ($0.1 million), and miscellaneous other expenses ($0.3 million).

Real estate taxes increased by $1.2 million from $8.8 million to $10.0 million, or 13.6 percent, due primarily to increases in assessments and tax rates.

                             SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses for rental property increased by $1.2 million from $7.5 million to $8.6 million, primarily due to training costs related to the Company's systems conversion and payroll costs.

Depreciation and amortization increased by $0.6 million from $32.5 million to $33.1 million, or 1.8 percent, due to additional investment in rental property.

Debt extinguishment costs of $51.6 million includes prepayment penalties, fees and other costs associated with extinguishing $345.0 million of unsecured notes. Deferred financing costs related to these notes and other debt repaid with the proceeds from $733.0 million of new secured financing were expensed.

Equity income from affiliate of $1.0 million represents an estimate of the Company's prorata interest in the operations of Origen, Inc. for the nine months ended September 30, 2004.

The remaining cost of home sales increase of $2.6 million is discussed in detail below.

Sun Home Services

The following table summarizes certain financial and statistical data for Sun Home Services for the nine months ended September 30, 2004 and 2003:

                                NINE MONTHS ENDED
                                  SEPTEMBER 30,     INCREASE/  PERCENT
                                 2004      2003    (DECREASE)  CHANGE
                                -------   -------  ---------   ------
New home sales revenues         $ 8,150   $10,513   $(2,363)   - 22.5%
Cost of sales                     6,370     6,995      (625)   -  8.9%
                                -------   -------   -------    ------
Gross profit                      1,780     3,518    (1,738)   - 49.4%
                                =======   =======   =======    ======

Pre-owned home sales revenues   $ 6,743   $ 3,559   $ 3,184      89.5%
Cost of sales                     5,704     2,473     3,231     130.7%
                                -------   -------   -------    ------
Gross profit                      1,039     1,086       (47)   -  4.3%
                                =======   =======   =======    ======

Ancillary revenue, net          $ 1,510   $ 1,217   $   293      24.1%
                                =======   =======   =======    ======
Home sales volumes:
     New homes                      139       198       (59)   - 29.8%
     Pre-owned homes                308       200       108      54.0%

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 2004 and 2003. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2003 and September 30, 2004. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                                    SAME PROPERTY                         TOTAL PORTFOLIO
                                                            ----------------------------           ----------------------------
                                                              2004                2003               2004                2003
                                                            --------            --------           --------            --------
                                                                   (in thousands)                        (in thousands)
Income from rental property                                 $109,736            $106,069           $124,329            $119,465
                                                            --------            --------           --------            --------
Property operating expenses:
     Property operating and maintenance                       21,630              21,127             31,034              29,640
     Real estate taxes                                         8,716               8,133             10,039               8,805
                                                            --------            --------           --------            --------
            Property operating expenses                       30,346              29,260             41,073              38,445
                                                            --------            --------           --------            --------

Property net operating income (2)                           $ 79,390            $ 76,809           $ 83,256            $ 81,020
                                                            ========            ========           ========            ========
Number of properties                                             108                 108                133                 130
Developed sites                                               39,706              39,744             45,726              44,542
Occupied sites                                                34,605              35,315             38,449              38,399
Occupancy %                                                     88.4%(3)            90.4%(3)           84.7%(3)            87.2%(3)
Weighted Average monthly rent per site                      $    342 (3)        $    326 (3)       $    340 (3)        $    327 (3)
Sites available for development                                1,521               1,931              7,355               6,960
Sites planned for development in next year                         5                   5                  5                   5

(2) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Because of the inclusion of items such as interest, depreciation and amortization, the use of net income as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

(3) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION, CONTINUED

On a same property basis, property net operating income increased by $2.6 million from $76.8 million to $79.4 million, or 3.4 percent. Income from property increased by $3.6 million from $106.1 million to $109.7 million, or 3.4 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $1.0 million from $29.3 million to $30.3 million, or 3.4 percent, due primarily to increases in real estate taxes and utility expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the unitholders of the Operating Partnership, property acquisitions, development and expansion of properties, capital improvements of properties, the purchase of new and pre-owned homes and debt repayment.

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through its $115.0 million line of credit. The Company considers its ability to generate cash from operations (anticipated to be approximately $50 to $60 million annually) to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

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

Cash and cash equivalents increased by $45.1 million to $69.2 million at September 30, 2004 compared to $24.1 million at December 31, 2003. Net cash provided by operating activities decreased by $8.7 million to $35.5 million for the nine months ended September 30, 2004 compared to $44.2 million for the nine months ended September 30, 2003.

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

At September 30, 2004, the Company's debt to total market capitalization approximated 53.6 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 8.8 years and a weighted average interest rate of 5.0 percent.

Capital expenditures for the nine months ended September 30, 2004 and 2003 included recurring capital expenditures of $4.9 million and $4.7 million, respectively.

Net cash used in investing activities increased by $14.8 million to $87.1 million for the nine months ended September 30, 2004 compared to $72.3 million used in investing activities for the nine months ended September 30, 2003. This increase was due to a $98.2 million increase in rental property investment activities and a $49.5 million decrease in sale of notes receivable to Origen, Inc., offset by a $51.0 million decrease in investment in and advances to an affiliate, a $74.2 million decrease in purchases of installments loans from Origen, Inc., and a $7.7 million decrease in notes receivable and officers' notes, net.

Net cash provided by financing activities increased by $54.2 million to $96.7 million for the nine months ended September 30, 2004 from $42.5 million for the nine months ended September 30, 2003. This increase was primarily due to a $257.3 million increase in proceeds from notes payable and other debt, net, offset by a $17.3 million decrease of proceeds from issuance of common stock, $138.5 million increase in repayments on the line of credit, a $2.7 million increase in distributions, a $7.5 million increase in payments for deferred financing costs, and a $37.1 million increase in treasury stock purchase activities, representing 1,000,000 shares under a one million share buy back authorization.

SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE:

Funds from operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of the Company's operating performance. Management generally considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not readily apparent from net income. Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.

Because FFO excludes significant economic components of net income including depreciation and amortization, FFO should be used as an adjunct to net income and not as an alternative to net income. The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure that, when combined with measures computed in accordance with GAAP such as net income, cash flow from operating activities, investing activities and financing activities, provide investors with an indication of the Company's ability to service debt and to fund acquisitions and other expenditures. Other REITS may use different methods for calculating FFO and, accordingly, the Company's FFO may not be comparable to other REITs.

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the periods ended September 30, 2004 and 2003 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

                                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                                             SEPTEMBER 30,           SEPTEMBER 30,
                                                          --------------------    --------------------
                                                            2004        2003        2004        2003
                                                          --------    --------    --------    --------
Net income (loss)                                         $    554    $  6,421    $(41,777)   $ 17,303
Adjustments:
          Depreciation and amortization                     11,195      10,708      33,109      31,817
          Valuation adjustment(4)                             (180)     (1,949)        302      (1,274)
          Allocation of SunChamp losses(5)                       -       1,221         300       3,158
          Income allocated to minority interest                 76         860      (5,546)      2,420
                                                          --------    --------   ---------    --------
Funds from operations                                     $ 11,645    $ 17,261    $(13,612)   $ 53,424
                                                          ========    ========   =========    ========

FFO - Continuing Operations                               $ 11,645    $ 16,775    $(13,612)   $ 51,886
                                                          ========    ========   =========    ========
FFO - Discontinued Operations                             $      -    $    486    $      0    $  1,538
                                                          ========    ========   =========    ========

Weighted average common shares/OP Units outstanding:
          Basic                                             20,574      20,989      20,954      20,586
                                                          ========    ========   =========    ========
          Diluted                                           20,720      21,168      20,954      20,741
                                                          ========    ========   =========    ========
Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic     $   0.57    $   0.80    $  (0.65)   $   2.52
                                                          ========    ========   =========    ========
FFO per weighted average Common Share/OP Unit - Diluted   $   0.56    $   0.79    $  (0.65)   $   2.50
                                                          ========    ========   =========    ========
Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic     $      -    $   0.02    $      -    $   0.08
                                                          ========    ========   =========    ========
FFO per weighted average Common Share/OP Unit - Diluted   $      -    $   0.03    $      -    $   0.08
                                                          ========    ========   =========    ========
Total Operations:
FFO per weighted average Common Share/OP Unit - Basic     $   0.57    $   0.82    $  (0.65)   $   2.60
                                                          ========    ========   =========    ========
FFO per weighted average Common Share/OP Unit - Diluted   $   0.56    $   0.82    $  (0.65)   $   2.58
                                                          ========    ========   =========    ========

(4) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from Funds from Operations. The valuation adjustment is included in interest expense.

(5) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating Funds from Operations. A situation such as this is not contemplated in the NAREIT definition of FFO due to the unique circumstances of the transaction. Although not comparable to the precise NAREIT definition, the Company believes the inclusion of this item in its calculation of FFO to be appropriate as noted above.

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

The Company's variable rate debt totals $105.6 million and $207.7 million as of September 30, 2004 and 2003, respectively, which bears interest at various LIBOR/DMBS rates. If LIBOR/DMBS increased or decreased by 1.00 percent during the nine months ended September 30, 2004 and 2003, the Company believes its interest expense would have increased or decreased by approximately $1.9 million and $2.3 million based on the $190.9 million and $228.0 million average balance outstanding under the Company's variable rate debt facilities for the nine months ended September 30, 2004 and 2003, respectively.

Additionally, the Company had $14.7 million and $31.6 million LIBOR based variable rate mortgage and other notes receivables as of September 30, 2004 and 2003, respectively. If LIBOR increased or decreased by 1.0 percent during the nine months ended September 30, 2004 and 2003, the Company believes interest income would have increased or decreased by approximately $0.2 million and $0.3 million based on the $20.9 million and $29.6 million average balance outstanding on all variable rate notes receivable for the nine months ended September 30, 2004 and 2003, respectively.

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

     (b) There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. (c) - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company announced a program to purchase up to 1,000,000 shares of its common stock on January 2, 2003. The results of this stock repurchase program for the three months ended September 30, 2004 are as follows:

                                                                        TOTAL NUMBER OF
                                                                      SHARES PURCHASED AS
                                                       AVERAGE          PART OF PUBLICLY        MAXIMUM NUMBER OF SHARES THAT
                                  TOTAL NUMBER OF     PRICE PAID        ANNOUNCED PLANS OR       MAY YET BE PURCHASED UNDER THE
    PERIOD                        SHARES PURCHASED    PER SHARE              PROGRAMS                  PLANS OR PROGRAMS
    ------                        ----------------    ---------       --------------------      -------------------------------
07/01/04-07/31/04                       260,400       $  37.69                260,400                    469,400
08/01/04-08/31/04                       389,000       $  38.11                389,000                     80,400
09/01/04-09/30/04                        80,400       $  38.25                 80,400                          -
                                        -------       --------                -------                    -------
Total                                   729,800       $  37.98                729,800                          -
                                        -------       --------                -------                    -------

ITEM 6. - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004

                     SUN COMMUNITIES, INC.

                     BY: /s/  Jeffrey P. Jorissen
                         ------------------------------------------------------
                              Jeffrey P. Jorissen, Chief Financial Officer
                              and Secretary
                              (Duly authorized officer and principal
                              financial officer)

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------
10.1              Credit Agreement, dated September 30, 2004, among the Company, the Operating
                  Partnership, Standard Federal Bank National Association, LaSalle Bank National
                  Association and other lenders.

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