Form 10-K/A
period 2003-12-31
SUN COMMUNITIES INC
filed 2005-02-22
CIK 912593

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

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

      As used in this Form 10-K/A, "Company," "us," "we," "our" and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including Sun Communities Operating Limited Partnership).

                                EXPLANATORY NOTE

      The Company is filing this Form 10-K/A to make the following changes to its Form 10-K for the year ended December 31, 2003:

   - Part 1, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

      - Overview - Revised to include additional discussion of the recent industry trends and their potential impact on future results of operations and our investment in Origen Financial, Inc.

      - Other - Revised to include additional discussion of the use of Funds from Operations (FFO) and the Company's adjustments from net income to FFO and revised 2003 FFO to not add-back an impairment loss on a property in strict accordance with the NAREIT definition of FFO. The impairment was due to the impracticality of further development of the property.

   - Part IV, Item 15 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K

      - Consolidated Statements of Income - Revised to separately reflect an impairment charge on a property and income from Origen, net, principally interest.

      - Consolidated Statements of Cash Flows - Revised to separately state mortgage loans purchased from and sold to Origen.

      - Note 1 -- Summary of Significant Accounting Policies - Revised to add additional clarification to 1. b. Principles of Consolidation, 1.c. Rental Property, 1. f. Investments in and Advances to Affiliates, 1.g. Revenue Recognition, 1.h. Other Capitalized Costs, and to add 1.o. Use of Estimates.

      - Note 3 -- Disposition of Properties - Revised to note our policy with respect to properties "held for sale".

      - Note 8 Other Income - Revised to remove the property impairment charge.

      - Note 15 Related Party Transactions - Revised to include additional information regarding certain related party transactions with Origen Financial, LLC and Origen Financial, Inc.

      With the exception of the foregoing, no other changes have been made to the Company's Consolidated Financial Statements or Financial Statement Schedule and the Company's Form 10-K for the year ended December 31, 2003 has not otherwise been updated to reflect events that occurred subsequent to the original filing date.

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

      The Company invested $50 million as common equity in Origen, Inc. in October, 2003. An additional $100 million was similarly invested by other investors thus capitalizing Origen, Inc. at $150 million. The Company determined that this investment was reasonable and prudent because it resulted in a stabilized and well-financed Origen, Inc., which allowed Origen, Inc. to finance its operations from traditional sources of warehouse financing and access to the securitization marketplace. This investment occurred at the time that the manufactured home finance industry was beginning to rebound as interest rates stabilized, two lenders were emerging from bankruptcy and new entrants dedicated to financing manufactured homes buoyed the industry. The Company had written off its $13.6 million investment in Origen Financial, L.L.C., a predecessor to Origen, Inc., at December 31, 2002 because of severely deteriorated industry conditions marked by the above-mentioned bankruptcies, the closure of the securitization marketplace, and the resultant liquidity squeeze impacting the Origen, Inc. predecessor. Origen, Inc. has raised approximately an additional $80 million since October, 2003 and is now a public company with demonstrated access to a broad range of capital markets.

      In recent years the operations of manufactured homebuilders, dealers, and the companies that finance the purchase of the homes have experienced severe losses and substantial volatility. New home shipments have declined from 373,000 in 1998 to 131,000 in 2003. The decline was largely due to the turmoil in the financing side of the industry as lenders experienced substantial losses arising from defaults on poorly underwritten loans in the mid to late 1990s. As a result of the losses, the lenders experienced liquidity constraints and significantly tightened underwriting standards thus reducing the demand for new homes. Two large lenders entered bankruptcy in the Fall of 2002.

      These trends appear to be abating as several large home manufacturers are reporting operating income and the volume of repossessed homes in the market place appears to be declining. Newly repossessed homes are also declining as the reinforcing effects of tightened underwriting standards and reduced new home financing volumes impact the industry.

      The effect of these trends on the Company has been to reduce occupancies in our portfolio as the demand of tenants for sites in our communities has declined for the above-stated reasons. The leasing tempo in our new community developments has likewise slowed. Despite these trends, the Company's same property portfolio has consistently reflected growth in net operating income evidencing the revenue and operating stability long associated with the business of owning and operating manufactured housing communities.

      While the problems which directly impacted the manufacturers, dealers, and lenders appear to be bottoming, the Company does not expect a rapid or strong recovery in their operations. The Company expects that their improving operations as the problems noted above are overcome will result in a gradually improving leasing environment in the Company's portfolio.

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

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2003 to year ended December 31, 2002

      For the year ended December 31, 2003, income from operations increased by $3.8 million from $21.6 million to $25.4 million, when compared to the year ended December 31, 2002. The increase was due to increased revenues of $33.9 million and increased results from affiliates of $17.3 million partially offset by increased expenses of $47.4 million. The year 2003 included SHS on a consolidated basis as discussed below.

      Income from rental property increased by $9.2 million from $149.9 million to $159.1 million, or 6.2 percent, due to rent increases and other community revenues ($3.4 million) and acquisitions ($5.8 million).

      Interest income, including income from Origen, increased by $3.4 million from $8.0 million to $11.4 million, or 42.1 percent, due principally to larger outstanding balances of notes and investments at higher rates of interest.

      Other operating income decreased by $1.6 million from $2.3 million to $0.7 million, due primarily to reduced development fee income.

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

      The $4.9 million impairment charge relates to a reduction in the book value of a new community development due to the impracticality of future phase construction.

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

      The following table summarizes certain financial and statistical data for Sun Home Services for the years ended December 31, 2003 and 2002:

                                                             INCREASE/
                                    2003         2002       (DECREASE)     PERCENT CHANGE
                                  --------     --------     ----------     --------------
                                             (Pro Forma)

New home sales revenues           $ 13,169     $ 15,890     $   (2,721)         (17.1%)
Cost of sales                        9,159       12,907         (3,748)         (29.0%)
                                  --------     --------     ----------          -----
Gross profit                         4,010        2,983          1,027           34.4%
                                  ========     ========     ==========          =====

Pre-owned home sales revenues     $  6,347     $  3,214     $    3,133           97.5%
Cost of sales                        4,720        2,586          2,134           82.5%
                                  --------     --------     ----------          -----
Gross profit                         1,627          628            999          159.1%
                                  ========     ========     ==========          =====

Ancillary revenue, net            $  3,409     $  1,519     $    1,890          124.4%
                                  ========     ========     ==========          =====

Home sales volumes:
     New homes                         257          286            (29)         (10.1%)
     Pre-owned homes                   283          174            109           62.6%

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

      Interest income, including income from Origen, decreased by $2.3 million from $10.3 million to $8.0 million, or 22.5 percent, due primarily to a decrease in interest earning notes and receivables.

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

                                                   SAME PROPERTY (3)                TOTAL PORTFOLIO
                                               -------------------------       -------------------------
                                                 2003            2002            2003             2002
                                               ---------       ---------       ---------       ---------
                                                    (in thousands)                  (in thousands)
Income from property                           $ 135,220       $ 132,100       $ 159,115       $ 149,875
                                               ---------       ---------       ---------       ---------
Property operating expenses
     Property operating and maintenance           26,663          24,865          39,837          33,751
     Real estate taxes                            10,578           9,892          11,746          10,217
                                               ---------       ---------       ---------       ---------
            Property operating expenses           37,241          34,757          51,583          43,968
                                               ---------       ---------       ---------       ---------

Property net operating income (2)              $  97,979       $  97,343       $ 107,532       $ 105,907
                                               =========       =========       =========       =========

Number of properties                                 105             105             127             129
Developed sites                                   38,255          38,253          43,875          43,959
Occupied sites                                    33,533          34,514          36,361          38,940
Occupancy %                                         89.1%(1)        92.0%(1)        86.1%(1)        89.9%
Weighted Average monthly rent per site         $     328(1)    $     315(1)    $     328(1)    $     315
Sites available for development                    1,545           2,018           6,756           7,642
Sites planned for development in next year            30              99             258             175

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

Property operating expenses increased by $1.8 million from $24.9 million to$26.7 million, or 7.2 percent, due to increases in real estate taxes ($0.7 million), repair and maintenance ($0.9 million), and payroll ($0.2 million).

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

      The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2003, the Company's outstanding contractual obligations were as follows:

                                                                          PAYMENTS DUE BY PERIOD
                                                                              (IN THOUSANDS)
                                                       -----------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS             TOTAL DUE        1 YEAR        2-3 YEARS       4-5 YEARS    AFTER 5 YEARS
                                       -------------   ------------   -------------   ------------   -------------
Line of credit                         $      99,000   $          -   $      99,000   $          -   $           -
Collateralized term loan                      41,547            706           1,569         39,272               -
Collateralized term loan - FNMA              152,363              -               -              -         152,363
Senior notes (1)                             350,000              -          65,000        135,000         150,000
Mortgage notes, other                         62,664         24,823          12,276          8,008          17,557
Capitalized lease obligations                  9,606          9,606               -              -               -
Redeemable Preferred OP Units                 58,148              -           8,176          4,500          45,472
                                       -------------   ------------   -------------   ------------   -------------
                                       $     773,328   $     35,135   $     186,021   $    186,780   $     365,392
                                       =============   ============   =============   ============   =============

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

      Net cash used in investing activities was $58.9 million for the year ended December 31, 2003 compared to $168.9 million in the prior year. The differences are due to: decreased investment in rental properties of $37.0 million; increased proceeds from property disposition of $19.3 million; increased repayments of notes receivables of $61.7 million; decreased investment in and advances to affiliates of $4.2 million; offset by net payments for loans purchased from and sold to Origen of $12.2 million. Included in proceeds from property dispositions is $22.5 million of proceeds deposited with an intermediary for Section 1031 exchange purposes. These sales proceeds will be disbursed as the Company exchanges properties under Section 1031 of the Internal Revenue Code.

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

SAFE HARBOR STATEMENT

      This Form 10-K/A contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this press release that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

      Because FFO excludes significant economic components of net income including depreciation and amortization, FFO should be used as an adjunct to net income and not as an alternative to net income. The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Other REITS may use different methods for calculating FFO and, accordingly, the Company's FFO may not be comparable to other REITs.

      The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2003, 2002, 2001 (in thousands):

                              SUN COMMUNITIES, INC.
              RECONCILIATION OF NET INCOME TO FUND FROM OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE/OP UNIT AMOUNTS)

                                                                       2003          2002            2001
                                                                     ---------     ---------      ---------
Net Income                                                           $  23,714     $  13,592      $  33,910
Adjustments:
   Depreciation and amortization                                        43,458        38,262         33,050
   Valuation adjustment (1)                                               (879)          449              -
   Allocation of SunChamp losses (2)                                     4,548         1,315              -
(Gain) loss on dispositions, net                                        (8,590)       13,612         (4,275)
Income allocated to common minority interests                            3,274         2,003          5,401
                                                                     ---------     ---------      ---------
Funds from Operations (FFO) (3)                                      $  65,525     $  69,233      $  68,086
                                                                     =========     =========      =========
FFO - Continuing Operations                                          $  63,605     $  67,055      $  65,889
                                                                     =========     =========      =========
FFO - Discontinued Operations                                        $   1,920     $   2,178      $   2,197
                                                                     =========     =========      =========
Weighted average common shares/OP Units outstanding:
          Basic                                                         20,717        20,177         19,907
                                                                     =========     =========      =========
          Diluted                                                       20,856        20,363         20,089
                                                                     =========     =========      =========
Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic(3)             $    3.07     $    3.32      $    3.31
                                                                     =========     =========      =========
FFO per weighted average Common Share/OP Unit - Diluted(3)           $    3.05     $    3.29      $    3.28
                                                                     =========     =========      =========
Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic                $    0.09     $    0.11      $    0.11
                                                                     =========     =========      =========
FFO per weighted average Common Share/OP Unit - Diluted              $    0.09     $    0.11      $    0.11
                                                                     =========     =========      =========
Total Operations:
FFO per weighted average Common Share/OP Unit - Basic(3)             $    3.16     $    3.43      $    3.42
                                                                     =========     =========      =========
FFO per weighted average Common Share/OP Unit - Diluted(3)           $    3.14     $    3.40      $    3.39
                                                                     =========     =========      =========

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

(2) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating Funds from Operations. At December 31, 2003, the remaining balance on the SunChamp note is approximately $0.3 million and, accordingly, the financial impact of excluding the SunChamp losses from FFO is immaterial and will cease during the first quarter of 2004. A situation such as this is not contemplated in the NAREIT definition of FFO due to the unique circumstances of the transaction. Although not comparable to the precise NAREIT definition, the Company believes the inclusion of this item in its calculation of FFO to be appropriate as noted above.

(3) 2003 Funds from Operations was previously reported as $70,457 and is now $65,525. The difference is $4,932. This amount represents $0.24 of FFO per weighted average share (both basic and diluted) and is related to an impairment of a property due to the impracticality of its development .

                                     PART IV

ITEM  15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed herewith as part of this Form
            10-K/A:

            (1) A list of the financial statements required to be filed as a part of this Form 10-K/A is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

            (2) A list of the financial statement schedules required to be filed as a part of this Form 10-K/A is shown in the "Index to the Consolidated Financial Statements and Financial Statement Schedule" filed herewith.

            (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K/A is shown on the "Exhibit Index" filed herewith.

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

Date: February 21, 2005
                                    SUN COMMUNITIES, INC., a
                                    Maryland corporation

                                    By: /s/ Jeffrey P. Jorissen
                                        ----------------------------------------
                                    Jeffrey P. Jorissen, Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT                                                                                       METHOD OF
NUMBER                                      DESCRIPTION                                        FILING
-------                                     -----------                                       ---------
 2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)

 3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)

 3.2      Bylaws of Sun Communities, Inc.                                                        (2)

 4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
          Communities Operating Limited Partnership (the "Operating Partnership") and
          Bankers Trust Company, as Trustee

 4.2      Form of Note for the 2001 Notes                                                        (3)

 4.3      Form of Note for the 2003 Notes                                                        (3)

 4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
          Operating Partnership and Bankers Trust Company, as Trustee

 4.5      Form of Medium-Term Note (Floating Rate)                                               (7)

 4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)

 4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
          Designating a Series of Preferred Stock and Fixing Distribution and other
          Rights in such Series

 4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                 (11)
          Designating a Series of Preferred Stock

 10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
          Operating Limited Partnership

 10.2     Second Amended and Restated 1993 Stock Option Plan                                    (10)

 10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)

 10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
          directors, officers and other individuals#

 10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
          Inc. and certain directors#

 10.6     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman #              (6)

 10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
          Partnership and Lehman Brothers Holdings Inc.

 10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
          Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.

 10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
          Communities, Inc. and Sun Communities, Inc.

10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
          and High Point Associates, LP.

10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
          Limited Partnership

10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
          Associates, LP

10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
          for 94,570 shares of Common Stock

10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
          for 305,430 shares of Common Stock

10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
          with respect to 80,000 shares of Common Stock

10.16     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#            (9)

10.17     Long Term Incentive Plan                                                               (7)

EXHIBIT                                                                                       METHOD OF
NUMBER                                      DESCRIPTION                                        FILING
-------                                     -----------                                       ---------
10.18     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (9)
          Shiffman, dated June 5, 1998#

10.19     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (9)
          Jorissen, dated June 5, 1998#

10.20     Restricted Stock Award Agreement between Sun. Communities, Inc. and Jonathan M.        (9)
          Colman, dated June 5, 1998#

10.21     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.            (9)
          Fannon, dated June 5, 1998#

10.22     Sun Communities, Inc. 1998 Stock Purchase Plan#                                        (9)

10.23     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating             (9)
          Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
          dated December 10, 1998

10.24     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust         (8)
          Company, dated April 24, 1998

10.25     Contribution Agreement, dated as of September 29, 1999, by and among the Sun          (11)
          Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
          Belair Real Estate Corporation

10.26     One Hundred Third Amendment to Second Amended and Restated Limited Partnership        (11)
          Agreement of the Operating Partnership

10.27     One Hundred Eleventh Amendment to Second Amended and Restated Limited                 (12)
          Partnership Agreement of the Operating Partnership

10.28     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited             (12)
          Partnership Agreement of the Operating Partnership

10.29     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited              (12)
          Partnership Agreement of the Operating Partnership

10.30     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.            (12)
          Shiffman, dated March 30, 2001#

10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.         (12)
          Jorissen, dated March 30, 2001#

10.32     Restricted Stock Award Agreement between Sun Communities, Inc. and Jonathan M.        (12)
          Colman, dated March 30, 2001#

10.33     Restricted Stock Award Agreement between Sun Communities, Inc. and Brian W.           (12)
          Fannon, dated March 30, 2001#

10.34     Second Amended and Restated Subordinated Loan Agreement, dated December 4,            (15)
          2002, by and between Origen Financial L.L.C. and the Operating Partnership

10.35     Subordinated Term Loan Agreement, dated December 4, 2002, by and between Origen       (15)
          Financial L.L.C. and the Operating Partnership

10.36     First Amendment to Second Amended and Restated Subordinated Loan Agreement,           (15)
          dated December 30, 2002, by and between Origen Financial L.L.C. and Sun Home
          Services

10.37     First Amendment to Subordinated Term Loan Agreement, dated December 30, 2002,         (15)
          by and between Origen Financial L.L.C. and Sun Home Services

10.38     Seventh Amended and Restated Promissory Note, dated December 30, 2002, made by        (15)
          Origen Financial L.L.C. in favor of Sun Home Services

10.39     First Amended and Restated Subordinated Term Promissory Note, dated December          (15)
          30, 2002, made by Origen Financial L.L.C. in favor of Sun Home Services

10.40     First Amended and Restated Security Agreement, dated December 30, 2002, by and        (15)
          between Origen Financial L.L.C. and Sun Home Services

10.41     Second Amended and Restated Stock Pledge Agreement, dated December 30, 2002,         (15)
          by and between Origen Financial L.L.C. and Sun Home Services


EXHIBIT                                                                                       METHOD OF
NUMBER                                      DESCRIPTION                                        FILING
-------                                     -----------                                       ---------
10.42     First Amended and Restated Limited Liability Company Interest Security and            (15)
          Pledge Agreement, dated December 30, 2002, by and between Origen Financial
          L.L.C. and Sun Home Services

10.43     Second Amended and Restated Guaranty, dated December 30, 2002, by Bingham in          (15)
          favor of the Operating Partnership

10.44     Second Amended and Restated Security Agreement, dated December 30, 2002, by and       (15)
          between Bingham and Sun Home Services.

10.45     Amended and Restated Stock Pledge Agreement, dated December 30, 2002, by and          (15)
          between Bingham and Sun Home Services

10.46     Amended and Restated Membership Pledge Agreement, dated December 30, 2002, by         (15)
          and between Bingham and Sun Home Services.

10.47     Second Amended and Restated Participation Agreement, dated December 30, 2002,         (15)
          by and among Sun Home Services, the Milton M. Shiffman Spouse's Marital Trust
          and Woodward Holding LLC

10.48     Master Credit Facility Agreement, dated as of May 29, 2002, by and between Sun        (13)
          Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured
          Financing Houston Limited Partnership and ARCS Commercial Mortgage Co., L.P.

10.49     Credit Agreement, dated as of July 3, 2002, by and between the Operating              (13)
          Partnership, Sun Communities, Inc., Banc One Capital Markets, Inc., Bank One,
          N.A. and other lenders which are signatories thereto

10.50     First Amendment to Master Credit Facility Agreement, dated as of August 29,           (14)
          2002, by and between Sun Secured Financing LLC, Aspen-Ft. Collins Limited
          Partnership, Sun Secured Financing Houston Limited Partnership and ARCS
          Commercial Mortgage Co., L.P.

10.51     First Amendment to Employment Agreement, dated as of July 15, 2002, by and            (14)
          between Sun Communities, Inc. and Gary A. Shiffman#

10.52     Second Amended and Restated Promissory Note (Secured), dated as of July 15,           (14)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership

10.53     First Amended and Restated Promissory Note (Unsecured), dated as of July 15,          (14)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership

10.54     First Amended and Restated Promissory Note (Secured), dated as of July 15,            (14)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership

10.55     Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,         (14)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership

10.56     Second Amended and Restated Promissory Note (Secured), dated as of July 15,           (14)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership

10.57     Employment Agreement, dated as of January 1, 2003, by and between Brian W.            (15)
          Fannon and Sun Home Services, Inc.#

10.58     Employment Agreement, dated as of January 1, 2003, by and between Brian W.            (15)
          Fannon and Sun Communities, Inc.#

10.59     Lease, dated November 1, 2002, by and between the Operating Partnership as            (15)
          Tenant and American Center LLC as Landlord

10.60     Term Loan Agreement, dated as of October 10, 2002, among Sun Financial, LLC,          (15)
          Sun Financial Texas Limited Partnership, the Operating Partnership, Sun
          Communities, Inc. and Lehman Commercial Paper, Inc.

EXHIBIT                                                                                         METHOD OF
NUMBER                                       DESCRIPTION                                         FILING
------                                       -----------                                         ------
10.61       Concurrent Private Placement Agreement dated October 8, 2003 among                     (16)
            Sun OFI, Inc., Origen Financial, Inc., and the Purchasers(as defined therein)

10.62       Registration Rights Agreement dated as of October 8, 2003 among Sun                    (16)
            OFI, Inc., Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto

 12.1       Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings                   (17)
            to Combined Fixed Charges and Preferred Dividends

 21.1       List of Subsidiaries of Sun Communities, Inc.                                          (17)

 23.1       Consent of PricewaterhouseCoopers LLP                                                  (18)

 23.2       Consent of Grant Thornton LLP                                                          (18)

 31.1       Certification of Chief Executive Officer pursuant to Section 302 of                    (18)
            the Sarbanes-Oxley Act of 2002

 31.2       Certification of Chief Financial Officer pursuant to Section 302 of                    (18)
            the Sarbanes-Oxley Act of 2002

 32.1       Certification of Chief Executive Officer and Chief Financial Officer                   (18)
            pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.1       Audited financial statements of Origen Financial L.L.C.                                (16)

 99.2       Audited Financial Statements of Origen Financial, Inc.                                 (16)

-----------------
(1) Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33-69340.

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

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(15) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

(16) Incorporated by reference to pages F-1 through F-48 of Origen Financial, Inc.'s Registration Statement on Form S-11, No. 333-112516

(17) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

(18)  Filed herewith.

# Management contract or compensatory plan or arrangement required to be identified by Form 10-K Item 14.

                              SUN COMMUNITIES, INC.
          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                                                   PAGE
Report of Independent Registered Public Accounting Firm - Grant Thornton LLP                        F-2

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP                F-3

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

   Consolidated Statements of Income
    for the Years Ended December 31, 2003, 2002 and 2001                                            F-5

   Consolidated Statements of Comprehensive Income
   for the Years Ended December 31, 2003, 2002 and 2001                                             F-6

   Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2003, 2002 and 2001                                             F-7

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2003, 2002 and 2001                                             F-8

   Notes to Consolidated Financial Statements                                                F-9 - F-30

[GRANT THORNTON LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ GRANT THORNTON LLP

Southfield, Michigan
February 19, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sun Communities, Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Sun Communities, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Origen Financial, L.L.C., an investee of the Company, which statements reflect total assets of $227,748,000 as of December 31, 2002 and total revenues of $20,385,000 for the period ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Origen Financial. L.L.C., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-Lived Assets."

/S/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

March 12, 2003 except for Note 3 as to
which the date is March 12, 2004

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                2003                2002
                                                            ------------       ------------
ASSETS
   Investment in rental property, net                       $  1,010,484       $    999,360
   Cash and cash equivalents                                      24,058              2,664
   Inventory of manufactured homes                                17,236                  -
   Investment in and advances to affiliates                       50,667             67,719
   Notes and other receivables                                    74,828             56,329
   Other assets                                                   44,301             37,904
                                                            ------------       ------------

      Total assets                                          $  1,221,574       $  1,163,976
                                                            ============       ============

LIABILITIES
   Line of credit                                           $     99,000       $     63,000
   Debt                                                          674,328            604,373
   Other liabilities                                              24,833             24,581
                                                            ------------       ------------

      Total liabilities                                          798,161            691,954
                                                            ------------       ------------

  Minority interests                                              96,803            152,490
                                                            ------------       ------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 per value, 10,000 shares
         authorized, none issued                                       -                  -
   Common stock, $.01 per value, 100,000 shares
         authorized, 19,192 and 18,311 issued and
         outstanding in 2003 and 2002, respectively                  192                183
   Paid-in capital                                               446,211            420,683
   Officers' notes                                               (10,299)           (10,703)
   Unearned compensation                                          (7,337)            (8,622)
   Accumulated comprehensive earnings                             (1,294)            (1,851)
   Distributions in excess of accumulated earnings               (94,479)           (73,774)
   Treasury stock, at cost, 202 shares                            (6,384)            (6,384)
                                                            ------------       ------------

      Total stockholders' equity                                 326,610            319,532
                                                            ------------       ------------

      Total liabilities and stockholders' equity            $  1,221,574       $  1,163,976
                                                            ============       ============

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     2003            2002            2001
                                                   ---------      ---------       ---------
REVENUES
Income from rental property                        $ 159,115      $ 149,875       $ 136,969
Revenues from home sales                              19,516              -               -
Ancillary service revenues, net                        3,409              -               -
Interest                                               7,434          6,169           6,505
Income from Origen, net, principally interest          3,920          1,821           3,800
Other income                                             676          2,304           3,695
                                                   ---------      ---------       ---------
      Total revenues                                 194,070        160,169         150,969

COSTS AND EXPENSES
Property operating and maintenance                    39,837         33,751          29,258
Cost of home sales                                    13,879              -               -
Real estate taxes                                     11,746         10,217           9,162
Selling, general and administrative                   18,181          7,722           7,373
Depreciation and amortization                         44,120         37,900          32,716
Interest                                              36,680         32,375          31,016
Impairment charge                                      4,932              -               -
                                                   ---------      ---------       ---------
      Total expenses                                 169,375        121,965         109,525

Equity income (loss) from affiliates                     667        (16,627)            131

                                                   ---------      ---------       ---------
           Income from operations                     25,362         21,577          41,575

Less income allocated to minority interest:
   Preferred OP Units                                  8,537          7,803           8,131
   Common OP Units                                     3,083          1,802           5,019
                                                   ---------      ---------       ---------

 Income from continuing operations                    13,742         11,972          28,425
 Income from discontinued operations                   9,972          1,620           5,485
                                                   ---------      ---------       ---------
            Net income                             $  23,714      $  13,592       $  33,910
                                                   =========      =========       =========

Weighted average common shares outstanding:
   Basic                                              18,206         17,595          17,258
                                                   =========      =========       =========
   Diluted                                            18,345         17,781          17,440
                                                   =========      =========       =========
Basic earnings per share:
   Continuing operations                           $    0.75      $    0.68       $    1.64
   Discontinued operations                              0.55           0.09            0.32
                                                   ---------      ---------       ---------
   Net Income                                      $    1.30      $    0.77       $    1.96
                                                   =========      =========       =========
Diluted earnings per share:
   Continuing operations                           $    0.75      $    0.67       $    1.63
   Discontinued operations                              0.54           0.09            0.31
                                                   ---------      ---------       ---------
   Net Income                                      $    1.29      $    0.76       $    1.94
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

                                                                   ACCUMULATED   DISTRIBUTIONS
                                                                      OTHER      IN EXCESS OF
                                 COMMON   PAID-IN     UNEARNED    COMPREHENSIVE   ACCUMULATED   TREASURY  OFFICERS'    TOTAL
                                  STOCK   CAPITAL   COMPENSATION       LOSS         EARNINGS      STOCK     NOTES     EQUITY
                                 ------  ---------  ------------  -------------  -------------  --------  ---------  ---------
Balance, January 1, 2001         $  175  $ 393,771  $     (4,746) $           -  $     (41,688) $   (221) $ (11,257) $ 336,034
Issuance of common stock, net         3      4,077        (3,188)
Amortization                                                 935
Repayment of officers' notes                                                                                    253
Treasury stock purchased, 194
   shares                                                                                         (6,163)
Reclassification and conversion
   of minority interest                      1,941
Net income                                                                              33,910
Cash distributions declared of
   $2.18 per share                                                                     (38,161)
                                 ------  ---------  ------------  -------------  -------------  --------  ---------  ---------
Balance, December 31, 2001          178    399,789        (6,999)                      (45,939)   (6,384)   (11,004) $ 329,641
Issuance of common stock, net         5     17,406        (2,767)
Amortization                                               1,144
Repayment of officers' notes                                                                                    301
Reclassification and conversion
   of minority interest                      3,488
Net income                                                                              13,592
Unrealized loss on interest
   rate swaps                                                            (1,851)
Cash distributions declared of
   $2.29 per share                                                                    (41,427)
                                 ------  ---------  ------------  -------------  -------------  --------  ---------  ---------
Balance, December 31, 2002          183    420,683        (8,622)        (1,851)       (73,774)   (6,384)   (10,703) $ 319,532
Issuance of common stock, net         9     27,640
Amortization                                               1,285
Repayment of officers' notes                                                                                    404
Reclassification and conversion
   of minority interest                     (2,112)
Net income                                                                              23,714
Unrealized loss on interest
   rate swaps                                                               557
Cash distributions declared of
   $2.41 per share                                                                     (44,419)
                                 ------  ---------  ------------  -------------  -------------  --------  ---------  ---------
Balance, December 31, 2003       $  192  $ 446,211  $     (7,337) $      (1,294) $     (94,479) $ (6,384) $ (10,299) $ 326,610
                                 ======  =========  ============  =============  =============  ========  =========  =========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                   2003      2002       2001
                                                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  23,714  $  13,592  $  33,910
   Adjustments to reconcile NI to cash provided by operating activities:
     Income allocated to minority interests                                         3,083      1,802      5,019
     Income from discontinued operations allocated to minority interests              191        243        186
     Gain from property dispositions, net                                          (3,658)      (361)    (4,275)
     Depreciation and amortization                                                 44,120     37,900     32,716
     Depreciation allocated to income from discontinued operations                    347        675        800
     Amortization of deferred financing costs                                       1,835      1,231      1,065
     Reduction in book value of investments                                             -     13,881          -
     Decrease in inventory                                                          1,970          -          -
     Increase in other assets                                                      (7,520)   (15,973)    (4,879)
     Increase (decrease) in accounts payable and other liabilities                   (814)    (2,031)     1,329
                                                                                ---------  ---------  ---------
                           Net cash provided by operating activities               63,268     50,959     65,871
                                                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in rental properties                                              (50,310)   (87,283)   (70,331)
     Proceeds related to property dispositions                                     22,499      3,288     17,331
     Investment in and advances to affiliates                                     (47,612)   (51,782)   (20,056)
     Repayments of (increase in) notes receivable, net                             28,343    (33,397)    37,968
     Sale of installment loans on manufactured homes to Origen                     61,994          -          -
     Purchase of installment loans on manufactured homes from Origen              (74,206)         -          -
     Officers' notes                                                                  404        301        253
                                                                                ---------  ---------  ---------
                           Net cash used in investing activities                  (58,888)  (168,873)   (34,835)
                                                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock and OP units, net                  26,222     13,801        809
     Treasury stock purchases                                                           -          -      6,163)
     Borrowings (repayments) on line of credit, net                                36,000    (30,000)    81,000
     Proceeds from (repayments on) notes payable and other debt, net                6,226    181,875    (76,599)
     Payments for deferred financing costs                                         (2,281)    (2,914)         -
     Distributions                                                                (49,153)   (46,771)   (43,962)
                                                                                ---------  ---------  ---------
                           Net cash provided by (used in) financing activities     17,014    115,991    (44,915)
                                                                                ---------  ---------  ---------
  Net increase (decrease) in cash and cash equivalents                             21,394     (1,923)   (13,879)

  Cash and cash equivalents, beginning of period                                    2,664      4,587     18,466
                                                                                ---------  ---------  ---------
  Cash and cash equivalents, end of period                                      $  24,058  $   2,664      4,587
                                                                                =========  =========  =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $2,082, $2,915
      and $3,704 in 2003, 2002 and 2001, respectively                           $  35,744  $  34,830  $  34,048
Noncash investing and financing activities:
     Debt assumed for rental properties                                         $   2,288  $  20,653  $  26,289
     Issuance of partnership units for rental properties                        $       -  $   4,500  $   4,612
     Issuance of partnership units to retire capitalized lease obligations      $   4,170  $   5,520  $       -
     Restricted common stock issued as unearned compensation, net               $       -  $   2,767  $   3,188
     Issuance of common stock pursuant to dividend reinvestment plan            $   1,334  $       -  $       -
     Unrealized gains (losses) on interest rate swaps                           $     557  $  (1,851) $       -

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

      B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership") SunChamp LLC ("SunChamp"), and effective December 31, 2003, Sun Home Services, Inc. ("SHS"). SHS is consolidated beginning in 2003 in accordance with Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" as further described in Note 13. With total assets of approximately $63 million, SHS actively markets, sells and leases new and pre-owned manufactured homes for placement in the Company's properties. SHS has a floorplan line of credit of approximately $2.7 million which is collateralized by $2.7 million of new homes held in inventory and which is guaranteed by the Company.

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

            $58.1 million of Preferred OP Units ("POP Units") are included in debt at December 31, 2003 with dividends at rates ranging from 6.0 percent to 7.6 percent and maturing between 2006 and 2014. Of these POP Units, $43.8 million are convertible into shares of

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      b.    PRINCIPLES OF CONSOLIDATION, CONTINUED:

            the Company's common stock or OP units at conversion prices ranging from $44 to $68 per unit. The maximum amount that the Company is required to pay to redeem its POP units is $58.1 million and, if converted, approximately 693,000 shares of the Company's common stock or OP units would be issued.

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

            The Company measures the recoverability of its assets in accordance with the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis. Assets are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Circumstances that may prompt a test of recoverability may include a significant decrease in anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.

            The Company, periodically, receives offers for the sale of one of its properties. These offers may be the result of an active program initiated by the Company to sell the property, or from an unsolicited offer to purchase the property. The typical sale process involves a significant negotiation and due diligence period between the Company and the potential purchaser. As the intent of this process is to determine if there are items that would cause the purchaser to be unwilling to purchase or the Company unwilling to sell, it is not unusual for such potential offers of sale/purchase to be withdrawn as such issues arise. The Company classifies assets as "held for sale" when it is probable, in its opinion, that a sale transaction will be completed within one year.

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

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      c. RENTAL PROPERTY, CONTINUED: Expenditures for ordinary maintenance and repairs are charged to operations as incurred and significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over their estimated useful lives. Construction costs related to development of new communities or expansion sites, including interest, are capitalized until the property is substantially complete. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities.

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

      f. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Origen Financial, Inc. ("Origen, Inc") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock (representing approximately 33% of the issued and outstanding shares of common stock as of December 31, 2003) of Origen, Inc. for $50 million and agreed to sell Origen, Inc. various interests in manufactured home loans. Prior to the formation and capitalization of Origen, Inc., the Company owned membership interests in Origen Financial, L.L.C., representing approximately a thirty percent (30%) equity interest therein. In connection with the formation and capitalization of Origen, Inc., all of the members of Origen Financial, L.L.C., including the Company, contributed all of their respective membership interests and warrants to purchase membership interests in Origen Financial, L.L.C. to Origen, Inc. None of the members of Origen Financial, L.L.C. (including the Company) received any monetary consideration or shares of common stock in Origen, Inc. in exchange for their contributed membership interests and warrants in Origen Financial, L.L.C. The Company's investment in Origen, Inc. was accounted for using the equity method of accounting for periods ending after September 30, 2003.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      f.    INVESTMENTS IN AND ADVANCES TO AFFILIATES, CONTINUED:

            As noted above, the Company invested $50 million as common equity in Origen, Inc. in October, 2003. An additional $100 million was similarly invested by other investors thus capitalizing Origen, Inc. at $150 million. The Company determined that this investment was reasonable and prudent because it resulted in a stabilized and well-financed Origen, Inc., which allowed Origen, Inc. to finance its operations from traditional sources of warehouse financing and access to the securitization marketplace. This investment occurred at the time that the manufactured home finance industry was beginning to rebound as interest rates stabilized, two lenders were emerging from bankruptcy and new entrants dedicated to financing manufactured homes buoyed the industry. The Company had written off its $13.6 million investment in Origen Financial, L.L.C., a predecessor to Origen, Inc., at December 31, 2002 because of severely deteriorated industry conditions marked by the above-mentioned bankruptcies, the closure of the securitization marketplace, and the resultant liquidity squeeze impacting the Origen, Inc. predecessor. Origen, Inc. has raised approximately an additional $80 million since October, 2003 and is now a public company with demonstrated access to a broad range of capital markets.

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

            Summarized combined financial information of Origen, Inc. at December 31, 2003 and Origen LLC and SHS at December 31, 2002 is presented below before elimination of intercompany transactions. Also presented is summarized financial information for Origen Financial, LLC for the period of January 1, 2003 to October 7, 2003. This is presented for informational purposes as the Company wrote off its investment in Origen Financial, LLC in December of 2002, as previously discussed. SHS and SunChamp are consolidated in the Company's financial statements as of December 31, 2003.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

                                          ORIGEN FINANCIAL, LLC       ORIGEN, INC.      ORIGEN FINANCIAL, LLC      SHS
                                            01/01/03-10/07/03      10/08/03-12/31/03             2002              2002
                                          ---------------------    -----------------    ---------------------    --------
Loans receivable, net                                 $ 279,300           $  368,509                $ 173,764    $ 33,560

Other assets                                             47,903               76,033                   53,984      41,220
                                                      ---------           ----------                ---------    --------
          Total assets                                $ 327,203           $  444,542                $ 227,748    $ 74,780
                                                      =========           ==========                =========    ========

Notes payable                                         $ 273,186           $  277,441                $  54,946    $ 85,361
Advances under repurchase agreements                          -                    -                  141,085           -
Other liabilities                                        22,345               24,312                   21,413       8,634
                                                      ---------           ----------                ---------    --------
          Total liabilities                             295,531              301,753                  217,444      93,995
                                                      ---------           ----------                ---------    --------
Preferred interests in subsidiary                        45,617                    -                        -           -
Equity (deficit)                                        (13,945)             142,789                   10,304     (19,215)
                                                      ---------           ----------                ---------    --------
          Total liabilities and equity                $ 327,203           $  444,542                $ 227,748    $ 74,780
                                                      =========           ==========                =========    ========

Revenues                                              $  23,755           $   10,657                $  20,385    $ 22,516
Expenses                                                 47,683                8,691                   49,572      24,704
Loss from equity investee                                     -                    -                        -     (15,295)
                                                      ---------           ----------                ---------    --------
Net income (loss)                                     $ (23,928)          $    1,966                $ (29,187)   $(17,483)
                                                      =========           ==========                =========    ========
Sun's equity income (loss)                            $       -           $      667                $       -    $(16,627)
                                                      =========           ==========                =========    ========

      g. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. In 2003, the Company announced its Home Buying Made Easy program which provides interest rates of 4.99 to 5.99 percent to qualified buyers of homes within its communities. During 2003, 67 loans were closed under this program totaling $2.4 million. The Company amortizes the interest discount from current market rates related to this program into income over the term of the note. The Company also bifurcates the discounted present value of the interest differential between the home sale and the anticipated rental revenue as required by EITF00-21. The differential allocated to the home sale is recognized as a reduction of revenue from the sale of the home and the differential allocated to future rental revenue is amortized as rental discount over the term of the loan.

      h. OTHER CAPITALIZED COSTS: Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized, as intangible assets, and are amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing the Company's new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      k. DEFERRED TAX ASSETS: The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on the insight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized

      l. STOCK OPTIONS: The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for awards using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands, except for per share data):

                                                              2003      2002       2001
                                                            -------    -------    -------
Net income, as reported                                     $23,714    $13,592    $33,910
Stock-based compensation expense under fair value method       (274)      (478)      (321)
                                                            -------    -------    -------
Pro forma net income                                        $23,440    $13,114    $33,589
                                                            =======    =======    =======

EPS (Basic), as reported                                    $  1.30    $  0.77    $  1.96
                                                            =======    =======    =======
EPS (Basic), pro forma                                      $  1.29    $  0.75    $  1.95
                                                            =======    =======    =======

EPS (Diluted), as reported                                  $  1.29    $  0.76    $  1.94
                                                            =======    =======    =======
EPS (Diluted), pro forma                                    $  1.28    $  0.74    $  1.93
                                                            =======    =======    =======

      m. INVENTORY: Inventory of manufactured homes is stated at lower of specific cost or market.

      n. RECLASSIFICATIONS: Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

      o. USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes including the depreciable lives and recoverability of real estate assets and the assumption of interest rates for present value calculations. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from these estimates.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

2.    RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                           AT DECEMBER 31
                                      -------------------------
                                         2003           2002
                                      ----------     ----------
Land                                  $  104,541     $ 101,926
Land improvements and buildings        1,048,576       999,540
Furniture, fixtures, and equipment        33,080        26,277
Land held for future development          31,409        34,573
Property under development                 2,799        12,521
                                      ----------     ---------
                                       1,220,405     1,174,837
     Less accumulated depreciation      (209,921)     (175,477)
                                      ----------     ---------
                                      $1,010,484     $ 999,360
                                      ==========     =========

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

      In accordance with FAS 144, effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) in sales of real estate for properties with identifiable cash flows sold, and held for sale, subsequent to December 31, 2001 are reflected in the Consolidated Statements of Income as income from discontinued operations for all periods presented. For presentation purposes, income from discontinued operations also includes a gain on sale of properties sold prior to December 31, 2001 of $4.3 million, which was reported in the Consolidated Statements of Income in prior periods as a gain from property dispositions, net. Below is a summary of the results of operations of these properties through their respective disposition dates (in thousands):

                                                          SUMMARY STATEMENT OF OPERATIONS
                                                                DISPOSED PROPERTIES
                                                     2003            2002            2001
                                                  ----------      ----------      ----------
Income from rental property                       $    2,763      $    3,034      $    3,289
Property operating and maintenance expenses             (533)           (495)           (713)
Real estate taxes                                       (310)           (361)           (380)
Depreciation and amortization                           (347)           (674)           (800)
                                                  ----------      ----------      ----------

Income from operations                                 1,573           1,504           1,396
Income allocated to common OP units                     (191)           (243)           (186)
Gain on sale of discontinued operations                8,590             359           4,275
                                                  ----------      ----------      ----------
Income from discontinued operations               $    9,972      $    1,620      $    5,485
                                                  ==========      ==========      ==========

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

4.    NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                            AT DECEMBER 31,
                                                            ---------------
                                                          2003           2002
                                                       ----------     ----------
Mortgage and other notes receivable, primarily
     with minimum monthly payments at LIBOR
     based floating rates of approximately LIBOR
     + 3.0 %, maturing at various dates through
     August 2008, substantially collateralized by
     manufactured home communities                     $   41,736     $   38,420

Installment loans collateralized by manufactured
     homes with interest payable monthly at an
     effective weighted average interest rate and
     maturity of 8.2% and 20 years, respectively           24,802         11,633

Other receivables                                           8,290          6,276
                                                       ----------     ----------

                                                       $   74,828     $   56,329
                                                       ==========     ==========

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

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

5.    DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS):

      The following table sets forth certain information regarding debt:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2003           2002
                                                                  -----------    -----------
Callable/redeemable notes, interest at 6.770%, due May 14,
     2015, callable/redeemable May 16, 2005                        $   65,000     $   65,000
Senior notes, interest at 6.970%, due December 3, 2007                 35,000         35,000
Senior notes, interest at 8.200%, due August 15, 2008                 100,000        100,000
Senior notes, interest at 5.750%, due April 15, 2010                  150,000              -
Bridge loan, at variable interest rate (2.617% at December
     31, 2002), matured April 30, 2003                                      -         48,000
Senior notes, interest at 7.625%, matured May 1, 2003                       -         85,000
Collateralized term loan, due to FNMA, due May 2007, with a
     weighted average interest rate of 3.244% and 2.17% at
     December 31, 2003 and December 31, 2002, respectively,
     convertible to a 5 to 10 year fixed rate loan                    152,363        152,363
Collateralized term loan, interest at 7.010%, due September 9,
     2007                                                              41,547         42,206
Redeemable preferred OP units, average interest at 7.046%,
     redeemable at various dates through May 2010                      58,148              -
Capitalized lease obligations, interest at 5.510%, due
     January 10, 2004                                                   9,606         16,438
Mortgage notes, other                                                  62,664         60,366
                                                                   ----------     ----------
          Total debt                                               $  674,328     $  604,373
                                                                   ==========     ==========

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

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

6.   STOCK OPTIONS:

     Data pertaining to stock option plans are as follows:

                                            2003                     2002                  2001
                                   --------------------       -------------------   ----------------
Options outstanding, January 1                  975,767                 1,090,794          1,109,250
Options granted                                       -                     7,500            137,900
Option price                                        N/A       $             34.92   $   27.03-$32.81
Options exercised                               154,179                    97,665             59,773
Option price                       $       20.13-$35.39       $      20.13-$35.39   $   22.75-$33.75
Options forfeited                                10,837                    24,862             96,583
Option price                       $       27.03-$32.75       $      27.03-$32.75   $   27.03-$33.82
Option outstanding, December 31                 810,751 (a)               975,767          1,090,794
Option price                       $          20-$35.39       $         20-$35.39         $20-$35.39
Option exercisable, December 31                 765,168 (a)               834,249            823,227

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

      The Company has opted to measure compensation cost utilizing the intrinsic value method. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for options granted:

                                                            2003                    2002                    2001
                                                            ----                    ----                    ----
Estimated fair value per share of
 options granted during year:                                N/A               $     4.42 (1)            $     6.19
Assumptions:
Annualized dividend yield                                    N/A                      5.9%(1)                   5.9%
Common stock price volatility                                N/A                     16.4%(1)                  16.4%
Risk-free rate of return                                     N/A                      5.3%(1)                   5.3%
Expected option term (in year)                               N/A                        7                         4

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

8. OTHER INCOME (AMOUNTS IN THOUSANDS):

      The components of other income are as follows for the years ended December 31, 2003, 2002 and 2001.

                          2003        2002       2001
                         ------     -------    -------
Brokerage commissions    $  754     $   834    $   731
Development fee               -       1,425      2,707
Other income (loss)         (78)         45        257
                         ------     -------    -------
                         $  676     $ 2,304    $ 3,695
                         ======     =======    =======

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

9. SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

      With the consolidation of the operations of Sun Home Services for the year ended December 31, 2003, the consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of financial information for the year ended December 31, 2003.

                                               PROPERTY         MANUFACTURED      COMBINED
                                              OPERATIONS         HOME SALES
Revenues                                    $   159,115       $    19,516       $    178,631
Operating expenses                               51,583            13,879             65,462
                                            -----------       -----------       ------------
   Net operating income                         107,532             5,637            113,169
Adjustments to arrive at net income:
 Other revenues                                   2,243             8,264             10,507
 General and administrative                     (10,536)           (7,645)           (18,181)
 Depreciation and amortization                  (43,165)             (955)           (44,120)
 Interest expense                               (36,530)             (150)           (36,680)
 Equity income from affiliate                       667                 -                667
 Income allocated to minority interest          (11,620)                -            (11,620)
 Income from discontinued operations              9,972                 -              9,972
                                            -----------       -----------       ------------
   Net income                               $    18,563       $     5,151       $     23,714
                                            ===========       ===========       ============

Capital expenditures                        $    12,829 (1)   $    12,353 (2)   $     25,182

Identifiable assets:
 Investment in rental property, net         $   980,149       $    30,335       $  1,010,484
 Cash and cash equivalents                       24,043                15             24,058
 Inventory of manufactured homes                      -            17,236             17,236
 Investments in and advances to affiliates       50,667                 -             50,667
 Notes and other receivables                     61,534            13,294             74,828
 Other assets                                    41,613             2,688             44,301
                                            -----------       -----------       ------------
    Total assets                            $ 1,158,006       $    63,568       $  1,221,574
                                            ===========       ===========       ============

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

      Dividend payout on taxable income available to common stockholders for the years ended December 31, 2003, 2002 and 2001:

                                       2003       2002        2001
                                     --------   ---------   ---------
Taxable income available to common
     stockholders                    $      0   $   6,046   $  13,149
Less tax gain on disposition of
     properties                             0           0        (175)
                                     --------   ---------   ---------
Taxable operating income available
     to common stockholders          $      0   $   6,046   $  12,974
                                     ========   =========   =========
Total distributions paid to common
     stockholders                    $ 44,419   $  41,427   $  38,161
                                     ========   =========   =========

      For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2003, 2002 and 2001, distributions paid per share were taxable as follows:

                           2003                    2002                    2001
                    ---------------------   ---------------------   ---------------------
                     AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                    --------   ----------   --------   ----------   --------   ----------
Ordinary income     $   0.65      27.1%     $   1.54      67.1%     $   1.38      63.1%
Return of capital       1.76      72.9%         0.75      32.9%         0.80      36.9%
                    --------     -----      --------     -----      --------     -----
                    $   2.41     100.0%     $   2.29     100.0%     $   2.18     100.0%
                    ========     =====      ========     =====      ========     =====

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

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

11. EARNINGS PER SHARE (AMOUNTS IN THOUSANDS):

                                                   2003       2002       2001
                                                 --------   --------   --------
Earnings used for basic and diluted earnings
per share computation:

Continuing operations                            $ 13,742   $ 11,972   $ 28,425
                                                 ========   ========   ========
Discontinued operations                          $  9,972   $  1,620   $  5,485
                                                 ========   ========   ========

Total shares used for basic earnings per share     18,206     17,595     17,258
Dilutive securities:

     Stock options and other                          139        186        182
                                                 --------   --------   --------
Total weighted average shares used for diluted
     earnings per share computation                18,345     17,781     17,440
                                                 ========   ========   ========

      Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

                              SUN COMMUNITIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

   The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                  FIRST       SECOND       THIRD        FOURTH
                                                 QUARTER     QUARTER      QUARTER      QUARTER
                                                MARCH 31     JUNE 30      SEPT. 30     DEC. 31
                                                ---------   ----------   ----------   ----------

2003
Total revenues (a)                              $  48,251    $  48,911    $  48,074   $   48,834
Total expenses (a)                              $  39,188    $  41,696    $  39,172   $   49,319
Net income                                      $   6,343    $   4,539    $   6,421   $    6,411
Weighted average common shares outstanding         17,789       17,902       18,504       18,628
Earnings per common share-basic                 $    0.36    $    0.25    $    0.35   $     0.34

2002
Total revenues (c)                              $  40,347    $  39,493    $  40,327   $   40,002
Total expenses (c)                              $  29,603    $  28,947    $  30,629   $   32,786
Net income (loss) (b)                           $   8,114    $   7,002    $   5,802   $   (7,326)
Weighted average common shares outstanding         17,322       17,544       17,739       17,777
Earnings (loss) per common share-basic          $    0.47    $    0.40    $    0.33   $    (0.41)

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

                              SUN COMMUNITIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

                              SUN COMMUNITIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

15. RELATED PARTY TRANSACTIONS:

      The Company and its affiliates have entered into the following transactions with Origen Inc. and its predecessor, Origen Financial, L.L.C., during 2002 and 2003:

            - Capital Investment in Origen, Inc. As described in Note 1, the Company acquired 5,000,000 shares of common stock in Origen Inc. in a private placement transaction at $10 per share. In addition, Shiffman Origen LLC (100 percent of which is owned by the Estate of Milton M. Shiffman, Gary A. Shiffman and members of his family), acquired 1,025,000 shares of common stock of Origen Inc. at $10 per share.

            - Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, services approximately $23.0 million in manufactured home loans for SHS as of December 31, 2003. Sun Home Services pays Origen Servicing, Inc. an annual servicing fee of 1.25 percent of the outstanding principal balance of the loans.

            - Board Membership. Gary A. Shiffman, the Chairman and Chief Executive Officer of the Company, is a board member of Origen Inc.

            - Remarketing Alliance Program. The Company had agreed to provide Origen, Inc. certain concessions on manufactured homes that Origen, Inc repossesses in it communities. These concessions may include rent abatement for the first 12 months that a repossessed home, owned by Origen, Inc., is held for sale and abatement of the commission that the Company would earn if it brokers such sale. The Company also abates rent for other major lenders who own repossessed homes in our communities. The Company may also assist with coordinating the refurbishment and marketing of the home. The fair value of these abatements amounted to less than $65,000 during 2003.

                              SUN COMMUNITIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

15. RELATED PARTY TRANSACTIONS, CONTINUED:

      - Home Buying Made Easy Program. Certain loans under the Company's Home Buying Made Easy (HBME) program are originated and serviced by Origen, Inc. Loans under this program may, from time to time, be sold to Origen, Inc. As these loans are made below published rates, the Company will pay Origen, Inc. the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen, Inc. No HBME loans were sold to Origen in 2003 and, accordingly, no interest differential was paid in 2003.

      - Preferred Membership Interests. During 2003, the Company purchased $20.5 million in preferred membership interests of Origen Securitization Company, LLC as an interim financing measure until Origen's securitization financing arrangement with Citigroup could be finalized. The investment was recorded at cost which approximated market value, earned an 11% distribution preference and was redeemed on October 8, 2003. No gain or loss was recorded on the transaction.

      - Master Loan Purchase Agreement. In June 2003, the Company and Origen Financial, L.L.C. entered into a master loan purchase agreement under which the Company from time to time could purchase from Origen Financial L.L.C. manufactured home loans at a purchase price equal to the book value of the loans (the "Sun Purchase Price"), plus accrued and unpaid interest. During 2003, the Company purchased approximately $74.2 million of manufactured home loans from Origen Financial, L.L.C. under the master loan purchase agreement. The loans were subsequently sold back to Origen Financial, L.L.C. at 100.10% of the Sun Purchase Price plus accrued and unpaid interest on the loans. Both the purchase and the sale were made at book value, which approximated fair market value, and no gain or loss was recorded on the transactions. These transactions were merely interim financing transactions and the master loan purchase agreement was terminated in October of 2003.

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

                              SUN COMMUNITIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

                                  Exhibit Index

     Number                          Description
     23.1     Consent of PricewaterhouseCoopers LLP
     23.2     Consent of Grant Thornton LLP
     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002