Form 10-K
period 2004-12-31
SUN COMMUNITIES INC
filed 2005-03-16
CIK 912593

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)

    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

       As of June 30, 2004, the aggregate market value of the Registrant's stock held by non-affiliates was approximately $615,000,000 (computed by reference to the closing sales price of the Registrant's common stock as of June 30, 2004). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

         As of March 1, 2005, there were 18,422,518 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Registrant's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

         As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2004, we owned and operated a portfolio of 136 properties located in eighteen states (the "Properties"), including 124 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2004, the Properties contained an aggregate of 46,856 developed sites comprised of 41,875 developed manufactured home sites and 4,981 recreational vehicle sites and an additional 7,277 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

         Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 642 people as of December 31, 2004.

         Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

         Recapitalization. The most significant financial event of 2004 was the restructuring of the Company's capital and operating debt. The Company completed $734 million of secured debt financings with an average term approximating 10 years and a weighted average interest rate of approximately 5%. The Company also secured a new $115 million revolving line of credit at LIBOR + 1.75%. The Company used approximately $440 million of proceeds from the secured debt financings to retire existing debt. The Company also incurred extinguishment costs of approximately $57 million in these transactions. Of the remaining $237 million, the Company used $100 million to acquire communities and $37 million for repurchases of the Company's stock. The Company expects to use the remaining proceeds to finance some combination of additional property purchases, additional stock repurchases, and the retirement of Series A Perpetual Preferred Operating Partnership Units ("PPOP Units").

         Acquisitions. During 2004 the Company acquired nine manufactured housing communities comprising approximately 2950 developed and 570 undeveloped sites. The aggregate purchase price was $120.4 million and included the assumption of approximately $34.3 million in debt. Three of the communities are in northeast Atlanta, four are located in Michigan and the remaining properties are located in Colorado and Texas.

STRUCTURE OF THE COMPANY

         Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the "Subsidiaries"). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. We are the sole general partner of, and, as of December 31, 2004, held approximately 88.2% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties.

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

PROPERTY MANAGEMENT

         Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 642 Company employees, 545 are located on-site as property managers, support staff, or maintenance personnel.

         Our community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 35 years of property management experience, three Senior Vice Presidents of Operations and seventeen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

CORPORATE GOVERNANCE

         We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards:

         o Our Board of Directors determined that Paul D. Lapides, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as such term is defined under Item 401 of Regulation S-K. Mr. Lapides is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         o Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved.

         o Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.suncommunities.com under the heading "Investor Relations", "Officers and Directors" and subheading "Governance Documents" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

         o Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three
                  (3) independent directors. A copy of each of these charters is available on our website at www.suncommunities.com under the heading "Investor Relations", "Officers and Directors" and subheading "Governance Documents" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

         o Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.suncommunities.com under the heading "Investor Relations", "Officers and Directors" and subheading "Governance Documents" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

         o Our Board of Directors adopted Corporate Governance Guidelines, a copy of which is available on our website at www.suncommunities.com under the heading "Investor Relations", "Officers and Directors" and subheading "Governance Documents" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

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

                                REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Michigan, Florida, and Indiana may affect our ability to generate sufficient revenue.

         The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2004 from properties located in Michigan, Florida, and Indiana. As of December 31, 2004, 46 of our 136 Properties, or approximately 30% of developed sites, are located in Michigan, 20 Properties, or approximately 21% of developed sites, are located in Florida, and 18 Properties, or approximately 14% of developed sites, are located in Indiana. As a result of the geographic concentration of our Properties in Michigan, Florida, and Indiana, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets.

         The following factors, among others, may adversely affect the revenues generated by our communities:

         o the national and local economic climate which may be adversely impacted by, among other factors, plant closings and industry slowdowns;

         o local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

         o        the number of repossessed homes in a particular market;

         o the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

         o the perceptions by prospective tenants of the safety, convenience and attractiveness of the Properties and the neighborhoods where they are located;

         o        zoning or other regulatory restrictions;

         o competition from other available manufactured housing sites and alternative forms of housing (such as apartment buildings and site-built single-family homes);

         o our ability to provide adequate management, maintenance and insurance;

         o increased operating costs, including insurance premiums, real estate taxes and utilities; or

         o the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

         SHS is in the manufactured home sales market offering manufactured home sales services to tenants and prospective tenants of our communities. The market for the sale of manufactured homes may be adversely affected by the following factors:

         o downturns in economic conditions which adversely impact the housing market;

         o        an oversupply of, or a reduced demand for, manufactured homes;

         o the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

         o an increase in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

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

         We are engaged in the construction and development of new communities, and intend to continue in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established manufactured housing communities:

         o we may not be able to obtain financing with favorable terms for community development which may make us unable to proceed with the development;

         o we may be unable to obtain, or face delays in obtaining, necessary zoning, building and other governmental permits and authorizations, which could result in increased costs and delays, and even require us to abandon development of the community entirely if we are unable to obtain such permits or authorizations;

         o we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;

         o we may be unable to complete construction and lease-up of a community on schedule resulting in increased debt service expense and construction costs;

         o we may incur construction and development costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;

         o we may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability; and

         o occupancy rates and rents at a newly developed community may fluctuate depending on several factors, including market and economic conditions, which may result in the community not being profitable.

If any of the above occurred, our business and results of operations could be adversely affected.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

         We acquire and intend to continue to acquire manufactured housing communities on a select basis. Our acquisition activities and their success are subject to the following risks:

         o we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

         o even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

         o even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

         o        we may be unable to finance acquisitions on favorable terms;

         o        acquired properties may fail to perform as expected;

         o acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

         o we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

If any of the above occurred, our business and results of operations could be adversely affected.

         In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were to be asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

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

         We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. As a result of market conditions in the insurance industry, we decided to carry a large deductible on our liability insurance. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss would adversely affect our ability to repay our debt.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

         We have a significant amount of debt. As of December 31, 2004, we had approximately $1.08 billion of total debt outstanding, consisting of approximately $1.01 billion in collateralized debt that is collateralized by mortgage liens on 110 of the Properties and new home inventory (the "Mortgage Debt"), and approximately $67.1 million in unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

         We are subject to the risks normally associated with debt financing, including the following risks:

         o our cash flow may be insufficient to meet required payments of principal and interest, or require us to dedicate a substantial portion of our cash flow to pay our debt and the interest associated with our debt rather than to other areas of our business;

         o our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;

         o it may be more difficult for us to obtain additional financing in the future for our operations, working capital requirements, capital expenditures, debt service or other general requirements;

         o we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business; and

         o we may be placed at a competitive disadvantage compared to our competitors that have less debt.

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

         In October 2003, Origen Financial, LLC completed a $150 million recapitalization. In this transaction, we purchased 5,000,000 shares of common stock (representing approximately 20% of the issued and outstanding shares of common stock as of December 31, 2004) of Origen Financial, Inc. ("Origen") for $50 million. Origen is a publicly traded real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. Our equity investment in Origen is subject to all of the risks associated with Origen's business, including the risks associated with the manufactured housing finance industry. The failure of Origen to achieve its development and operating goals could have a material adverse effect on the value of our investment in Origen.


The financial condition and solvency of our borrowers and the market value of our properties may adversely affect our investments in real estate, installment and other loans.

         As of December 31, 2004, we had an investment of approximately $18.5 million in real estate loans to several entities and Properties, some of which are secured by a first lien on the underlying property, and others which are secured loans subordinate to the primary lender. Also, as of December 31, 2004, we had outstanding approximately $16.4 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

         o the borrowers may not be able to make debt service payments or pay principal when due;

         o the value of property securing the mortgages and loans may be less than the amounts owed; and

         o interest rates payable on the mortgages and loans may be lower than our cost of funds.

If any of the above occurred, our business and results of operations could be adversely affected.

TAX RISKS

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

         We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code ("Code"). Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require the Company continually to monitor its tax status.

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

         We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a "publicly traded partnership," it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of "qualifying income" for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that the Operating Partnership would meet this 90% test, but we cannot guarantee that it would. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes, and our ability to raise additional capital could be significantly impaired.

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

         Ownership of Origen. In the 2003 recapitalization of Origen Financial, Inc., the Company purchased 5,000,000 shares of Origen common stock for $50 million and Shiffman Origen LLC (which is owned by the Estate of Milton M. Shiffman, Gary A. Shiffman (the Company's Chief Executive Officer), and members of Mr. Shiffman's family) purchased 1,025,000 shares of Origen common stock for $10.25 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a personal representative of the Estate of Milton M. Shiffman.

         Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company. The following are the current transactions and agreements involving Origen which may present a conflict of interest for Mr. Shiffman or Mr. Weiss:

         o Origen services approximately $16.0 million of manufactured home loans for the Company as of December 31, 2004 for an annual servicing fee of approximately 1.25% of the outstanding principal balance of the loans.

         o The Company has agreed to provide Origen (along with certain other major lenders) certain concessions on manufactured homes that Origen repossesses in its communities. These concessions may include rent abatement for the first 12 months that a repossessed home is held for sale and abatement of the commission that the Company would earn if it brokers such sale.

         o Certain loans under the Company's Home Buying Made Easy program are originated and serviced by Origen. Loans under this program may, from time to time, be sold to Origen. Because these loans are made below published rates, if the Company sells any of these loans to Origen, the Company will pay Origen the interest differential between market rates and the rates paid by the borrowers for any such loans.

         Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Therefore, Mr. Shiffman and the Company may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

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

         9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Gary Shiffman, the Estate of Milton M. Shiffman and the Estate of Robert B. Bayer.

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

         Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2004, up to 3,200,000 shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their Common or Convertible Preferred OP Units. These Preferred OP Units are convertible at prices ranging from $44 to $68. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, may be issued Common OP Units with a value of approximately $1,000,000 annually through 2007. In 2008 and 2009, Water Oak, Ltd. may be issued Common OP Units with a value of approximately $1,200,000. In addition, as of December 31, 2004, options to purchase 696,380 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan and our Long-Term Incentive Plan (the "Plans"). No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares

An increase in interest rates may have an adverse effect on the price of our common stock.

         One of the factors that may influence the price of our common stock in the public market will be the annual distributions to stockholders relative to the prevailing market price of the common stock. An increase in market interest rates may tend to make the common stock less attractive relative to other investments, which could adversely affect the market price of our common stock.

ITEM 2.  PROPERTIES

         General. As of December 31, 2004, the Properties consisted of 124 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites located in eighteen states concentrated in the midwestern and southeastern United States. As of December 31, 2004, the Properties contained 46,856 developed sites comprised of 41,875 developed manufactured home sites and 4,981 recreational vehicle sites and an additional 7,277 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 136 Properties, 67 have more than 300 developed manufactured home sites, with the largest having 913 developed manufactured home sites.

         As of December 31, 2004, the Properties had an occupancy rate of 87 percent in stabilized communities and 58 percent in development communities and the aggregate occupancy rate was 84 percent excluding recreational vehicle sites. Since January 1, 2004, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.3 percent and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.0 percent.

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

         The following table sets forth certain information relating to the properties owned as of December 31, 2004:

                                                       DEVELOPED    OCCUPANCY    OCCUPANCY    OCCUPANCY
                                                      SITES AS OF     AS OF        AS OF        AS OF
                PROPERTY AND LOCATION                  12/31/2004  12/31/02(1)  12/31/03(1)  12/31/04(1)
                ---------------------                  ----------  -----------  -----------  -----------
MIDWEST
MICHIGAN
Academy/West Pointe                                       441          98%          96%          95%
  Canton, MI
Allendale Meadows Mobile Village                          352          93%          88%          85%
  Allendale, MI
Alpine Meadows Mobile Village                             403          96%          94%          91%
  Grand Rapids, MI
Bedford Hills Mobile Village                              339          95%          91%          86%
  Battle Creek, MI
Brentwood Mobile Village                                  195          96%          94%          94%
  Kentwood, MI

                                                       DEVELOPED    OCCUPANCY    OCCUPANCY    OCCUPANCY
                                                      SITES AS OF     AS OF        AS OF        AS OF
                PROPERTY AND LOCATION                  12/31/2004  12/31/02(1)  12/31/03(1)  12/31/04(1)
                ---------------------                  ----------  -----------  -----------  -----------

Byron Center Mobile Village                               143          98%          95%          97%
  Byron Center, MI
Candlewick Court Manufactured Housing Community           211          97%          93%          88%
  Owosso, MI
College Park Estates Manufactured Housing Community       230          92%          85%          79%
  Canton, MI
Continental Estates Manufactured Housing Community        385          79%          70%          63%
  Davison, MI
Continental North Manufactured Housing Community          474          84%          75%          67%
  Davison, MI
Country Acres Mobile Village                              182          95%          93%          95%
  Cadillac, MI
Country Meadows Mobile Village                            577          98%          94%          94%
  Flat Rock, MI
Countryside Village Manufactured Housing Community        359          96%          91%          92%
  Perry, MI
Creekwood Meadows Mobile Home Park                        336          85%          74%          72%
  Burton, MI
Cutler Estates Mobile Village                             259          96%          90%          92%
  Grand Rapids, MI
Davison East Manufactured Housing Community               190          88%          81%          73%
  Davison, MI
Falcon Pointe (8)                                         102          (2)        26%(8)       22%(8)
  East Lansing, MI
Fisherman's Cove Manufactured Housing Community           162          94%          90%          90%
  Flint, MI
Grand Mobile Estates                                      230          95%          89%          80%
  Grand Rapids, MI
Hamlin Manufactured Housing Community (4)                 170         85%(4)      88%(4)       91%(4)
  Webberville, MI
Holly Village/Hawaiian Gardens                            425          (3)          (3)          98%
  Holly, MI
Hunters Glen (8)                                          280          (3)          (3)        44%(8)
  Wayland, MI
Kensington Meadows Mobile Home Park                       290          92%          84%          82%
  Lansing, MI
Kings Court Mobile Village                                639          98%          97%          97%
  Traverse City, MI
Knollwood Estates                                         161          94%          89%          84%
  Allendale, MI
Lafayette Place                                           254          98%          96%          92%
  Metro Detroit, MI
Lakeview                                                  392          (3)          (3)          91%
  Ypsilanti, MI
Lincoln Estates Mobile Home Park                          191          95%          95%          95%
  Holland, MI
Meadow Lake Estates Manufactured Housing Community        425          97%          93%          92%
  White Lake, MI
Meadowbrook Estates Manufactured Housing Community        453          97%          96%          94%
  Monroe, MI
Presidential Estates Mobile Village                       364          95%          89%          89%
  Hudsonville, MI
Richmond Place                                            117          100%        100%          97%
  Metro Detroit, MI
River Haven Village                                       721          79%          77%          70%
  Grand Haven, MI
Scio Farms Estates                                        913          99%          98%          98%
  Ann Arbor, MI
Sherman Oaks Manufactured Housing Community               366          94%          88%          88%
  Jackson, MI
St. Clair Place                                           100          99%          98%          97%
  Metro Detroit, MI
Sunset Ridge (8)                                          190         45%(8)      71%(8)       64%(8)
  Portland Township, MI


                                                       DEVELOPED    OCCUPANCY    OCCUPANCY    OCCUPANCY
                                                      SITES AS OF     AS OF        AS OF        AS OF
                PROPERTY AND LOCATION                  12/31/2004  12/31/02(1)  12/31/03(1)  12/31/04(1)
                ---------------------                  ----------  -----------  -----------  -----------

Timberline Estates Manufactured Housing Community         296          94%          90%          86%
  Grand Rapids, MI
Town & Country Mobile Village                             192          99%          99%          98%
  Traverse City, MI
Village Trails                                            100          80%          71%          78%
  Howard City,  MI
White Lake Mobile Home Village (4)                        315         96%(4)      96%(4)       95%(4)
  White Lake, MI
White Oak Estates                                         480          86%          84%          80%
  Mt. Morris, MI
Windham Hills Estates (4)                                 402         82%(4)      73%(4)       72%(4)
  Jackson, MI
Woodhaven Place                                           220          98%          98%          96%
                                                          ---          ---          ---          ---
  Metro Detroit, MI
MICHIGAN TOTAl                                           14,026        92%          88%          86%
                                                         ======        ===          ===          ===

INDIANA
Brookside Mobile Home Village                             570          88%          81%          73%
  Goshen, IN
Carrington Pointe                                         320          81%          78%          76%
  Ft. Wayne, IN
Clear Water Mobile Village                                227          86%          78%          77%
  South Bend, IN
Cobus Green Mobile Home Park                              386          81%          75%          72%
  Elkhart, IN
Deerfield Run Manufactured Home Community (4)             175         73%(4)      73%(4)       68%(4)
  Anderson, IN
Four Seasons Mobile Home Park                             218          95%          94%          94%
  Elkhart, IN
Holiday Mobile Home Village                               326          95%          93%          91%
  Elkhart, IN
Liberty Farms Communities                                 220          99%          98%          97%
  Valparaiso, IN
Maplewood Mobile Home Park                                207          97%          88%          83%
  Lawrence, IN
Meadows Mobile Home Park                                  330          85%          79%          73%
  Nappanee, IN
Pebble Creek(8) (9)                                       258         76%(8)      79%(8)       76%(8)
  Greenwood, IN
Pine Hills Mobile Home Subdivision                        129          95%          84%          80%
  Middlebury, IN
Roxbury Park                                              398          94%          94%          93%
  Goshen, IN
Timberbrook Mobile Home Park                              567          84%          75%          75%
  Bristol, IN
Valley Brook Mobile Home Park                             799          88%          85%          75%
  Indianapolis, IN
West Glen Village Mobile Home Park                        552          96%          88%          87%
  Indianapolis, IN
Woodlake Estates (4)                                      338         72%(4)      62%(4)       60%(4)
  Ft. Wayne, IN
Woods Edge Mobile Village (4)                             598         74%(4)      71%(4)       66%(4)
                                                          ---         ------      ------       ------
  West Lafayette, IN
INDIANA TOTAL                                            6,618         86%          81%          78%
                                                         =====         ===          ===          ===

                                                       DEVELOPED    OCCUPANCY    OCCUPANCY    OCCUPANCY
                                                      SITES AS OF     AS OF        AS OF        AS OF
                PROPERTY AND LOCATION                  12/31/2004  12/31/02(1)  12/31/03(1)  12/31/04(1)
                ---------------------                  ----------  -----------  -----------  -----------
OTHER
Apple Creek Manufactured Home Community and Self Storage  176          94%          93%          88%
  Cincinnati, OH
Autumn Ridge Mobile Home Park                             413          98%          98%          98%
   Ankeny, IA
Bell Crossing Manufactured Home Community (4)             239         41%(4)      33%(4)       44%(4)
  Clarksville, TN
Boulder Ridge (4)                                         527         85%(4)      69%(4)       59%(4)
  Pflugerville, TX
Branch Creek Estates                                      392          98%          95%          94%
  Austin, TX
Byrne Hill Village Manufactured Home Community            236          96%         100%          98%
  Toledo, OH
Candlelight Village Mobile Home Park                      309          95%          93%          93%
  Chicago Heights, IL
Casa del Valle (1) (7)                                  116/400        100%        100%          97%
  Alamo, TX
Catalina Mobile Home Park                                 462          83%          73%          70%
  Middletown, OH
Cave Creek                                                289          (3)          (3)          63%
  Evans, CO
Chisholm Point Estates                                    416          94%          89%          86%
  Pflugerville, TX
Comal Farms (8) (9)                                       349         43%(8)      48%(8)       48%(8)
  New Braunfels, TX
Countryside Atlanta                                       271          (3)          (3)          94%
  Lawrenceville, GA
Countryside Gwinnett                                      331          (3)          (3)          88%
  Buford, GA
Countryside Lake Lanier                                   548          (3)          (3)          80%
  Buford, GA
Creekside (8) (9)                                          46         66%(8)      72%(8)       78%(8)
  Reidsville, NC
Desert View Village (8)                                    93         40%(8)      48%(8)       52%(8)
  West Wendover, NV
Eagle Crest (8)                                           318         97%(8)      62%(8)       66%(8)
  Firestone, CO
East Fork (8) (9)                                         197         88%(8)      79%(8)       77%(8)
  Batavia, OH
Edwardsville Mobile Home Park                             634          92%          84%          79%
  Edwardsville, KS
Forest Meadows                                             76          92%          91%          83%
  Philomath, OR
Glen Laurel (8) (9)                                       261         18%(8)      25%(8)       26%(8)
  Concord, NC
High Pointe                                               411          95%          93%          90%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (1) (7)                 36/289        100%        100%         100%
  LaFeria, TX
Meadowbrook (8) (9)                                       177         80%(8)      76%(8)       74%(8)
  Charlotte, NC
North Point Estates (8)                                   108         50%(8)      35%(8)       34%(8)
   Pueblo, CO
Oak Crest (8)                                             335         84%(8)      63%(8)       51%(8)
   Austin, TX
Oakwood Village (4)                                       511         74%(4)      77%(4)       78%(4)
  Dayton, OH
Orchard Lake Manufactured Home Community                  147          97%          97%          97%
  Cincinnati, OH
Pecan Branch (8)                                           69         74%(8)      83%(8)       61%(8)
  Williamson County, TX

                                                       DEVELOPED    OCCUPANCY    OCCUPANCY    OCCUPANCY
                                                      SITES AS OF     AS OF        AS OF        AS OF
                PROPERTY AND LOCATION                  12/31/2004  12/31/02(1)  12/31/03(1)  12/31/04(1)
                ---------------------                  ----------  -----------  -----------  -----------
Pheasant Ridge                                            553          99%         100%         100%
   Manor Township, PA
Pin Oak Parc Mobile Home Park                             502          97%          95%          94%
  O'Fallon, MO
Pine Ridge Mobile Home Park                               245          95%          94%          91%
  Petersburg, VA
Pine Trace                                                420          (3)          (3)          71%
  Houston, TX
River Ranch (8) (9)                                       121          (8)        15%(8)       27%(8)
   Austin, TX
River Ridge (8)                                           337         89%(8)      85%(8)       77%(8)
   Austin, TX
Saddle Brook (8)                                          258         39%(8)      40%(8)       37%(8)
   Austin, TX
Sea Air (1) (7)                                         370/527        100%         99%          97%
  Rehoboth Beach, DE
Snow to Sun (1) (7)                                     179/489        99%         100%         100%
  Weslaco, TX
Southfork Mobile Home Park                                477          90%          84%          76%
  Belton, MO
Stonebridge (8) (9)                                       340         83%(8)      59%(8)       61%(8)
  San Antonio, TX
Summit Ridge (8) (9)                                      252         91%(8)      56%(8)       65%(8)
  Converse, TX
Sunset Ridge (8) (9)                                      172         71%(8)      69%(8)       73%(8)
  Kyle TX
Sun Villa Estates                                         324          99%          99%          99%
  Reno, NV
Timber Ridge Mobile Home Park                             585          98%          97%          94%
  Ft. Collins, CO
Westbrook Village (6)                                     344          97%          93%          92%
  Toledo, OH
Westbrook Senior Village                                  112          99%          99%         100%
  Toledo, OH
Willowbrook Place                                         266          98%          96%          96%
  Toledo, OH
Woodlake Trails (8) (9)                                   134         44%(8)      79%(8)       87%(8)
  San Antonio, TX
Woodland Park Estates                                     399          94%          92%          89%
  Eugene, OR
Woodside Terrace Manufactured Home Community              439          96%          95%          93%
  Holland, OH
Worthington Arms Mobile Home Park                         224          96%          96%          92%
                                                          ---          ---          ---          ---
  Delaware, OH
OTHER TOTAL                                              16,550        86%          81%          75%
                                                         ======        ===          ===          ===

SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                     395          (5)          (5)          (5)
  Bradenton, FL
Ariana Village Mobile Home Park                           208          88%          88%          87%
  Lakeland, FL
Bonita Lake Resort                                        165          (5)          (5)          (5)
  Bonita Springs, FL
Buttonwood Bay (1) (7)                                  407/942        100%        100%         100%
   Sebring, FL

                                                       DEVELOPED    OCCUPANCY    OCCUPANCY    OCCUPANCY
                                                      SITES AS OF     AS OF        AS OF        AS OF
                PROPERTY AND LOCATION                  12/31/2004  12/31/02(1)  12/31/03(1)  12/31/04(1)
                ---------------------                  ----------  -----------  -----------  -----------
Gold Coaster Manufactured Home Community (1) (7)        338/545        98%         100%         100%
  Florida City, FL
Groves RV Resort                                          297          (5)          (5)          (5)
  Lee County, FL
Holly Forest Estates                                      402          100%        100%         100%
  Holly Hill, FL
Indian Creek Park (1) (7)                              353/1,500       100%        100%         100%
  Ft. Myers Beach, FL
Island Lakes Mobile Home Park                             301          100%        100%         100%
  Merritt Island, FL
Kings Lake Mobile Home Park                               245          100%        100%         100%
  Debary, FL
Lake Juliana Landings Mobile Home Park                    278          77%          81%          86%
  Auburndale, FL
Lake San Marino RV Park                                   411          (5)          (5)          (5)
  Naples, FL
Leesburg Landing                                           95          69%          73%          76%
  Lake County, FL
Meadowbrook Village Mobile Home Park                      257          99%          98%         100%
  Tampa, FL
Orange Tree Village Mobile Home Park                      246          100%        100%         100%
  Orange City, FL
Royal Country Mobile Home Park                            864          100%        100%         100%
  Miami, FL
Saddle Oak Club Mobile Home Park                          376          100%        100%         100%
  Ocala, FL
Siesta Bay RV Park                                        820          (5)          (5)          (5)
  Ft. Myers Beach, FL
Silver Star Mobile Village                                407          99%          98%          98%
  Orlando, FL
Water Oak Country Club Estates/Water Oak Mobile Home
  Park                                                    908          100%        100%         100%
  Lady Lake, FL                                           ---          ----        ----         ----
Florida Total                                            9,662         97%          98%          98%
                                                         =====         ===          ===          ===

TOTAL/AVERAGE                                            46,856        90%          86%          84%
                                                         ======        ===          ===          ===
TOTAL STABILIZED COMMUNITIES                             41,585        92%          89%          87%
                                                         ======        ===          ===          ===
TOTAL DEVELOPMENT COMMUNITIES                            5,271         65%          59%          58%
                                                         =====         ===          ===          ===

(1) OCCUPANCY PERCENTAGE RELATES TO MANUFACTURED HOUSING SITES, EXCLUDING RECREATIONAL VEHICLE SITES. DATA PRESENTED MH SITES/TOTAL SITES.
(2)      ACQUIRED 2003.
(3)      ACQUIRED 2004.
(4) OCCUPANCY IN THESE PROPERTIES REFLECTS THE FACT THAT THESE COMMUNITIES ARE IN A LEASE-UP PHASE FOLLOWING AN EXPANSION.
(5)      THIS PROPERTY CONTAINS ONLY RECREATIONAL VEHICLE SITES.
(6) THE COMPANY FORMERLY LEASED THIS PROPERTY AND THE COMPANY PURCHASED THIS PROPERTY IN JANUARY 2004.
(7)      THIS PROPERTY CONTAINS RECREATIONAL VEHICLE SITES.
(8) OCCUPANCY IN THESE PROPERTIES REFLECTS THE FACT THAT THESE COMMUNITIES ARE NEWLY DEVELOPED FROM THE GROUND UP.
(9) THIS PROPERTY IS OWNED BY AN AFFILIATE OF SUNCHAMP LLC, AN ENTITY IN WHICH THE COMPANY OWNS APPROXIMATELY A 68.5 PERCENT EQUITY INTEREST AS OF DECEMBER 31, 2004.

         Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average
3.3 percent of the homes in our communities have been removed by their owners and 7.7 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately thirteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty years. See "Regulations and Insurance."


ITEM 3.  LEGAL PROCEEDINGS

            On April 9, 2003, T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), filed a complaint against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. The current status is that the proceedings in North Carolina have been stayed pending final determination in Michigan as to whether the dispute should be submitted to arbitration.

            The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

         Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On March 1, 2005, the closing sales price of the common stock was $36.09 and the common stock was held by approximately 612 holders of record. The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by the Company with respect to each such period.

                                                              High               Low          Distribution
                                                              -----              ----         ------------
FISCAL YEAR ENDED DECEMBER 31, 2003
     First Quarter of 2003                                    37.92             32.87             0.58
     Second Quarter of 2003                                   40.46             35.75             0.61
     Third Quarter of 2003                                    41.00             37.56             0.61
     Fourth Quarter of 2003                                   40.65             35.78             0.61

FISCAL YEAR ENDED DECEMBER 31, 2004
     First Quarter of 2004                                    42.82             37.86             0.61
     Second Quarter of 2004                                   42.90             33.30             0.61
     Third Quarter of 2004                                    39.92             35.75             0.61
     Fourth Quarter of 2004                                   40.76             37.86             0.61


RECENT SALES OF UNREGISTERED SECURITIES

         On January 5, 2004 the Operating Partnership issued 47,250 Series B-3 Preferred Units to the members of Westbrook Co., Ltd, paid approximately $1.2 million in cash and assumed approximately $4.2 million of debt, which was immediately retired, in exchange for property with a net agreed upon value of $10.1 million. Holders of the Series B-3 Units may require the Company to redeem the Series B-3 Units (a) within the ninety (90) day period following each of the fifth, sixth, seventh, eighth, ninth and tenth anniversaries of the issuance date, (b) in the event of the death of a holder, and (c) at any time after the tenth anniversary. The redemption price is $100 per Series B-3 Unit. The Operating Partnership has the right to redeem the Series B-3 Units at any time after the tenth anniversary. On August 24, 2004, the Operating Partnership redeemed 7,500 Series B-3 Preferred Units for an aggregate purchase price of $750,000

         On May 23, 2004, the Operating Partnership redeemed 26,650 Common Operating Partnership Units from a single holder for an aggregate purchase price of $961,540.

         In 2004, the Company issued 6,300 shares of its common stock upon conversion of 6,300 partnership units.

         All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

         The Board of Directors authorized a program to purchase up to 1,000,000 shares of the Company's common stock on November 15, 2004. No repurchases were performed under this program during the fourth quarter of 2004.


----------------------------------------------------------------------------------------------------------------------------
                                                                         TOTAL NUMBER OF
                                                                        SHARES PURCHASED AS        MAXIMUM NUMBER OF
                                                     AVERAGE PER          PART OF PUBLICLY       SHARES THAT MAY YET BE
                            TOTAL NUMBER OF          PRICE PAID           ANNOUNCED PLANS         PURCHASED UNDER THE
       PERIOD              SHARES PURCHASED            SHARE                OR PROGRAMS             PLANS OR PROGRAMS
----------------------------------------------------------------------------------------------------------------------------
10/01/2004-10/31/2004             -                     $ -                    -                           -
----------------------------------------------------------------------------------------------------------------------------
11/01/2004-11/30/2004             -                     $ -                    -                      1,000,000
----------------------------------------------------------------------------------------------------------------------------
12/01/2004-12/31/2004             -                     $ -                    -                      1,000,000
----------------------------------------------------------------------------------------------------------------------------

EQUITY COMPENSATION PLAN INFORMATION

         The following table reflects information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2004.


------------------------------------------------------------------------------------------------
                             (a)                  (b)                        (c)
------------------------------------------------------------------------------------------------
                                                                     NUMBER OF SECURITIES
                                                                    REMAINING AVAILABLE FOR
                    NUMBER OF SECURITIES    WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                      TO BE ISSUED UPON      EXERCISE PRICE           EQUITY COMPENSATION
                        EXERCISE OF          OF OUTSTANDING             PLANS (EXCLUDING
                     OUTSTANDING OPTIONS,   OPTIONS, WARRANTS       SECURITIES REFLECTED IN
PLAN CATEGORY        WARRANTS AND RIGHTS      AND RIGHTS                    COLUMN A)
------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
shareholders                 641,251              $29.97                      98,000
------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by
shareholders (1)              55,129              $32.75                        0
------------------------------------------------------------------------------------------------
        TOTAL                696,380                                          98,000
------------------------------------------------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                    YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------------
                                                           2004 (c)        2003 (c)      2002 (b)          2001 (b)       2000 (b)
                                                          ---------       ---------      ---------        ---------      ---------
                                                                      (In thousands except for per share and other data)
REVENUES
Income from rental property                               $ 167,835       $ 159,115      $ 149,875        $ 136,969      $ 129,279
Revenues from home sales                                     17,837          19,516           --               --             --
Ancillary service revenues, net                               1,735           1,791           --               --             --
Interest                                                      6,633          11,354          7,990           10,305          9,386
Gain on sale of land                                          5,879            --             --               --             --
Other income                                                    934             676          2,304            3,695          4,112
                                                          ---------       ---------      ---------        ---------      ---------
    Total revenues                                          200,853         192,452        160,169          150,969        142,777

COSTS AND EXPENSES
Property operating and maintenance                           41,819          39,837         33,751           29,258         27,832
Cost of home sales                                           14,383          13,879           --               --             --
Real estate taxes                                            13,817          11,746         10,217            9,162          8,768
General and administrative                                   21,239          16,563          7,722            7,373          7,013
Depreciation and amortization                                45,395          44,120         37,900           32,716         29,900
Interest                                                     48,243          38,738         32,375           31,016         29,651
Extinguishment of debt                                       51,643            --             --               --             --
Deferred financing costs related
 to extinguished debt                                         5,557            --             --               --             --
Impairment charge                                              --             4,932           --               --             --
                                                                          ---------      ---------        ---------      ---------
    Total expenses                                          242,096         169,815        121,965          109,525        103,164

Equity income (loss) from affiliates                           (151)            667        (16,627)(a)          131            607
                                                          ---------       ---------      ---------        ---------      ---------
      Income (loss) from operations                         (41,394)         23,304         21,577           41,575         40,220

Less income (loss) allocated to minority
 interest:                                                     (926)          9,562          9,605           13,150         12,837

 Income (loss) from continuing operations                   (40,468)         13,742         11,972           28,425         27,383
 Income from discontinued operations                           --             9,972          1,620            5,485          5,911
                                                          ---------       ---------      ---------        ---------      ---------
      Net income (loss)                                   $ (40,468)      $  23,714      $  13,592        $  33,910      $  33,294
                                                          =========       =========      =========        =========      =========

Weighted average common shares outstanding:
  Basic                                                      18,318          18,206         17,595           17,258         17,304
                                                          =========       =========      =========        =========      =========
  Diluted                                                    18,318          18,345         17,781           17,440         17,390
                                                          =========       =========      =========        =========      =========
Basic earnings (loss) per share:
  Continuing operations                                   $   (2.21)      $    0.75      $    0.68        $    1.64      $    1.58
  Discontinued operations                                      --              0.55           0.09             0.32           0.34
                                                          ---------       ---------      ---------        ---------      ---------
  Net income (loss)                                       $   (2.21)      $    1.30      $    0.77        $    1.96      $    1.92
                                                          =========       =========      =========        =========      =========
Diluted earnings (loss) per share:
  Continuing operations                                   $   (2.21)      $    0.75      $    0.67        $    1.63      $    1.57
  Discontinued operations                                      --              0.54           0.09             0.31           0.34
                                                          ---------       ---------      ---------        ---------      ---------
  Net income (loss)                                       $   (2.21)      $    1.29      $    0.76        $    1.94      $    1.91
                                                          =========       =========      =========        =========      =========

Distributions per common share                            $    2.44       $    2.41      $    2.29        $    2.18      $    2.10
                                                          =========       =========      =========        =========      =========

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------------
                                                         2004            2003              2002            2001               2000
                                                      ----------       ----------       ----------       ----------       ----------
                                                                   (In thousands except for per share and other data)
BALANCE SHEET DATA:
Rental property, before accumulated                   $1,382,541       $1,220,405       $1,174,837       $  969,936       $  867,377
     depreciation
Total assets                                          $1,403,167       $1,221,574       $1,163,976       $  994,449       $  966,628
Total debt                                            $1,078,442       $  773,328       $  667,373       $  495,198       $  464,508
Stockholders' equity                                  $  211,746       $  326,610       $  319,532       $  329,641       $  336,034
OTHER DATA (AT END OF PERIOD):
Total properties                                             136              127              129              116              109
Total Sites                                               46,856           43,875           43,959           40,544           38,282


(a) Included in equity income (loss) from affiliates in 2002 is a $13.6 million valuation adjustment of the Company's investment in Origen.

(b) Revenues and expenses for the years ended December 31, 2002, 2001, and 2000 have been restated to reflect the reclassifications required under SFAS No. 144 for the four properties sold in 2003.

(c) Selected financial data for 2004 and 2003 includes amounts from SHS which was consolidated during 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

         The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2004, the Company owned and operated a portfolio of 136 developed properties located in eighteen states, including 124 manufactured housing communities, five recreational vehicle communities, and seven properties containing both manufactured housing and recreational vehicle sites.

         The Company completed a significant restructuring of its capital and operating debt during 2004. Secured debt financings of $734 million with average terms approximating 10 years and weighted average interest rates of approximately 5.0% were concluded, as well as the successful negotiation of a new $115 million revolving line of credit at LIBOR + 1.75%. Proceeds from the secured financings were used to retire existing debt, acquire communities, and repurchase the Company's stock. The Company has also provided the required notice to retire $50 million of 8.875% PPOP Units during the first quarter of 2005 and is authorized to repurchase up to 1 million additional shares of its stock.

         During 2004 the Company acquired nine manufactured housing communities comprising approximately 2950 developed and 570 undeveloped sites. The aggregate purchase price was $120.4 million and included the assumption of approximately $34.3 million in debt. Three of the communities are in northeast Atlanta, four are located in Michigan and the remaining properties are located in Colorado and Texas.

         In recent years the operations of manufactured homebuilders, dealers, and the companies that finance the purchase of the homes have experienced severe losses and substantial volatility. New home shipments have declined from approximately 373,000 in 1998 to approximately 131,000 in 2004. The decline was largely due to the turmoil in the financing side of the industry as lenders experienced substantial losses arising from defaults on poorly underwritten loans in the mid to late 1990s and beyond. As a result of the losses, the lenders experienced liquidity constraints and significantly tightened underwriting standards thus reducing the demand for new homes.

         These trends appear to be abating as several large home manufacturers are reporting operating income and the volume of repossessed homes in the market place appears to be declining. Newly repossessed homes are also declining as the reinforcing effects of tightened underwriting standards and reduced new home financing volumes impact the industry.

         The effect of these trends on the Company has been to reduce occupancies in our portfolio as the demand of tenants for sites in our communities has declined for the above-stated reasons. The rate of leasing in our new community developments has likewise slowed. Despite these trends, the Company's same property portfolio has consistently reflected growth in net operating income evidencing the revenue and operating stability long associated with the business of owning and operating manufactured housing communities.

         While the problems which directly impacted the manufacturers, dealers, and lenders appear to be bottoming, the Company does not expect a rapid or strong recovery in its operations. The Company expects a gradually improving leasing environment in its portfolio.

         As a result of these industry conditions, a large quantity of homes repossessed by lenders have become available for purchase at discounts of up to 50% and more from original cost or loan amount. The Company has made every effort to acquire these value-priced homes especially as the alternative would likely be the removal of the homes from the community. Such removal would create total dependence on the sale of a new home to fill the site. As new home shipments have declined by nearly two thirds from their peak in 1998 to current levels, such dependence would leave the Company vulnerable to a recovery in new home shipments as its primary method to improve occupancy.

         The Company intends to sell these value-priced homes to residents over time. In the meantime it is most economical to rent the homes. At December 31, 2004, the Company had approximately 2,000 homes rented in its communities which comprise over 46,000 sites. All renters are subject to underwriting criteria. The Company expects to continue to acquire homes from lenders as long as the pricing of the homes remains compelling. The Company is actively developing programs for its renters and others to acquire these homes.

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

         Revenue Recognition. Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and the resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. The Company offers, through its Home Buying Made Easy program, retail installment contracts at interest rates of 4.99 to 7.99 percent to qualified buyers of homes within its communities. The Company amortizes the interest discount from current market rates related to this program into income over the term of the note. The Company also bifurcates the discounted present value of the interest differential between the home sale and the anticipated rental revenue as required by Emerging Issues Task Force 00-21 "Revenue Arrangements with Multiple Deliverables". The differential allocated to the home sale is recognized as a reduction of revenue from the sale of the home and the differential allocated to future rental revenue is amortized as rental discount over the term of the loan.

         Capitalized Costs. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period. Costs associated with implementing the Company's computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

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

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2004 to year ended December 31, 2003

         For the year ended December 31, 2004, income from operations decreased by $64.7 million from income of $23.3 million to a loss of $(41.4) million, when compared to the year ended December 31, 2003. The decrease was due to increased expenses of $14.5 million, debt extinguishment costs of $51.6 million, deferred financing costs related to the extinguished debt of $5.6 million, Florida storm damage of $0.6 million, and decreased equity income from affiliate of $0.8 million, offset by increased revenues of $8.4 million as described in more detail below.

         Income from rental property increased by $8.7 million from $159.1 million to $167.8 million, or 5.5 percent, due to property acquisitions, rent increases, and other community revenues.

         Interest income, including income from Origen, decreased by $4.8 million from $11.4 million to $6.6 million, or 42.1 percent, due primarily to a decrease in interest earning notes and receivables.

         Other operating income increased by $0.2 million from $0.7 million to $0.9 million, due primarily to increase in brokerage commissions.

         The decrease in revenue from home sales and increase in gain on sale of land relate to operations of the manufactured home sales which is discussed in detail below.

         Property operating and maintenance expenses increased by $2.0 million from $39.8 million to $41.8 million, or 5.0 percent. The increase was due to increases in utility costs ($0.7 million), payroll expense ($0.5 million), repair and maintenance expense ($0.2 million), insurance expense ($0.3 million), and miscellaneous other expenses ($0.3 million).

         Real estate taxes increased by $2.1 million from $11.7 million to $13.8 million, or 17.9 percent due to acquisitions made in 2004 ($0.7 million) and increases in assessments and tax rates ($1.4 million).

         General and administrative expenses for rental property increased by $2.0 million from $10.5 million to $12.5 million, due to compensation expenses ($0.7 million), Michigan Single Business tax ($0.3 million), system conversion costs ($0.4 million), Sarbanes-Oxley Act compliance costs ($0.3 million), and miscellaneous other expenses ($0.3 million).

         Depreciation and amortization increased by $1.3 million from $44.1 million to $45.4 million, or 2.9 percent, due primarily to additional investment in rental property.

         Interest expense increased by $9.5 million from $38.7 million to $48.2 million, or 24.5 percent, due to increased debt levels somewhat offset by lower interest rates and the reclassification of dividends paid on Preferred Operating Partnership Units ("POP Units") as interest expense pursuant to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity"
("SFAS 150").

         Debt extinguishment expense of $51.6 million includes prepayment penalties, fees and other costs associated with extinguishing $345.0 million of unsecured notes. Deferred financing costs related to these notes and other debt repaid were expensed.

Sun Home Services

         The following table summarizes certain financial and statistical data for Sun Home Services for the years ended December 31, 2004 and 2003:

                                                                                       Increase/
                                                  2004               2003             (Decrease)       Percent Change
                                                 -------            -------           ----------       --------------

New home sales revenues                          $ 9,941            $13,169            $(3,228)            -24.5%
Cost of sales                                      7,609              9,159             (1,550)            -16.9%
                                                 -------            -------            -------             ------
Gross profit                                       2,332              4,010             (1,678)            -41.8%
                                                 =======            =======            =======             ======

Pre-owned home sales revenues                    $ 7,896            $ 6,347            $ 1,549              24.4%
Cost of sales                                      6,774              4,720              2,054              43.5%
                                                 -------            -------            -------             ------
Gross profit                                       1,122              1,627               (505)            -31.0%
                                                 =======            =======            =======             ======

Ancillary revenue, net                           $ 1,735            $ 1,791            $   (56)             -3.1%
                                                 =======            =======            =======             ======

Home sales volumes:
     New homes                                       169                257                (88)            -34.2%
     Pre-owned homes                                 368                283                 85              30.0%



         New home sales declined by 34.2 percent, while revenues and costs of sales declined by 24.5 and 16.9 percent, respectively, resulting in lower gross profit due to competition from value-priced pre-owned homes. Pre-owned home unit sales increased by 30.0 percent while revenues and cost of sales increased by
24.4 percent and 43.5 percent, respectively. Gross profit declined by 31.0 percent on pre-owned homes in response to a management strategy to reduce sales price to generate additional sales.


Comparison of year ended December 31, 2003 to year ended December 31, 2002

         For the year ended December 31, 2003, income from operations increased by $1.7 million from $21.6 million to $23.3 million, when compared to the year ended December 31, 2002. The increase was due to increased revenues of $32.3 million and increased results from affiliates of $17.3 million partially offset by increased expenses of $47.9 million. The year 2003 included SHS on a consolidated basis as discussed below.

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

         The remaining revenue increases of $21.3 million relate to the consolidation of Sun Home Services which is discussed in detail below.

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

         General and administrative expenses increased by $8.9 million from $7.7 million to $16.6 million, due to the consolidation of Sun Home Services ($6.0 million), professional fees ($0.4 million), expenses related to office relocation ($0.2 million), Michigan Single Business tax ($0.2 million), compensation expenses, including benefits, primarily related to the SunChamp acquisition and a systems conversion ($1.7 million), and assorted other minor increases ($0.4 million).

         Depreciation and amortization increased by $6.2 million from $37.9 million to $44.1 million, or 16.4 percent, due primarily to the consolidation of Sun Home Services ($1.0 million) and additional investment in rental property.

         Interest expense increased by $6.3 million from $32.4 million to $38.7 million, or 19.4 percent, due to increased debt levels partially offset by lower interest rates ($1.5 million), the reclassification of dividends paid on POP Units as interest expense pursuant to the adoption of SFAS 150 ($2.0 million), decreased capitalized interest ($0.8 million), an increase in financing costs ($0.6 million), and an increase in interest rates related to fixing rates on $75.0 million of debt ($2.7 million). These increases were partially offset by $1.3 million of income related primarily to the change in market value of an interest rate swap contract that does not qualify for hedge accounting.

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

Sun Home Services

         Prior to January 1, 2003, the results of operations of Sun Home Services were accounted for using the equity method and reported as a single line item called equity in income from affiliates. As the Company is the primary beneficiary of the results of operations of Sun Home Services, it is appropriate to consolidate Sun Home Services at December 31, 2003. This has no effect on previously reported net income. In the table below, the year 2002 is presented as if SHS was consolidated ("Proforma") as of December 31, 2002 for comparative purposes.

         The following table summarizes certain financial and statistical data for Sun Home Services for the years ended December 31, 2003 and 2002:


                                                                                Increase/
                                           2003               2002             (Decrease)       Percent Change
                                          -------            -------           -----------     ----------------
                                                           (Pro Forma)
New home sales revenues                   $13,169            $15,890            $(2,721)            -17.1%
Cost of sales                               9,159             12,907             (3,748)            -29.0%
                                          -------            -------            -------             -----
Gross profit                                4,010              2,983              1,027              34.4%
                                          =======            =======            =======             =====

Pre-owned home sales revenues             $ 6,347            $ 3,214            $ 3,133              97.5%
Cost of sales                               4,720              2,586              2,134              82.5%
                                          -------            -------            -------             -----
Gross profit                                1,627                628                999             159.1%
                                          =======            =======            =======             =====

Ancillary revenue, net                    $ 1,791            $   457            $ 1,334             291.9%
                                          =======            =======            =======             =====

Home sales volumes:
     New homes                                257                286                (29)            -10.1%
     Pre-owned homes                          283                174                109              62.6%


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

SAME PROPERTY INFORMATION

         The following table reflects property-level financial information as of and for the years ended December 31, 2004 and 2003. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2003 and December 31, 2004. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for properties acquired after January 1, 2003 and new development communities.

                                                                 SAME PROPERTY                   TOTAL PORTFOLIO
                                                         ---------------------------      ---------------------------
                                                            2004             2003           2004              2003
                                                         ----------       ----------      ----------       ----------
                                                               (in thousands)                        (in thousands)

Income from rental property                              $ 146,797        $ 141,130       $ 167,835        $ 159,115
                                                         ----------       ----------      ----------       ----------
Property operating expenses:
     Property operating and maintenance                     28,603           28,334          41,819           39,837
     Real estate taxes                                      11,905           10,843          13,817           11,746
                                                         ----------       ----------      ----------       ----------
            Property operating expenses                     40,508           39,177          55,636           51,583
                                                         ----------       ----------      ----------       ----------

Property net operating income (1)                        $ 106,289        $ 101,953       $ 112,199        $ 107,532
                                                         ==========       ==========      ==========       ==========

Number of properties                                           108              108             136              127
Developed sites                                             39,686           39,746          46,856           43,875
Occupied sites                                              34,272           34,958          39,040           37,394
Occupancy %                                                  87.4% (2)        89.4% (2)       83.8% (2)        86.1% (2)
Weighted Average monthly rent per site                       $ 345 (2)        $ 329 (2)       $ 342 (2)        $ 328 (2)
Sites available for development                              1,521            1,545           7,277            6,756
Sites planned for development in next year                      57               30             208              258



 (1) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Net income includes interest and depreciation and amortization which often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

(2) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

        On a same property basis, property net operating income increased by $4.3 million from $102.0 million to $106.3 million, or 4.2 percent. Income from property increased by $5.7 million from $141.1 million to $146.8 million, or 4.0 percent, due primarily to increases in rents including water and property tax pass through.

        Property operating expenses increased by $1.3 million from $39.2 million to $40.5 million, or 3.3 percent, due to increases in real estate taxes ($1.1 million), utilities and other ($0.2 million).

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the unitholders of the Operating Partnership, property acquisitions, development and expansion of properties, capital improvements of properties, the purchase of new and pre-owned homes and debt repayment.

        The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through its $115.0 million line of credit. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

        The Company plans to invest approximately $2 to $5 million in developments consisting of expansions to existing communities and the development of new communities during 2005. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

        Furthermore, the Company may invest substantial amounts in the acquisition of properties during 2005, depending upon a number of factors, including the availability of high-quality properties that meet the Company's criteria for acquisition. The Company will finance these investments using the proceeds from its secured financing transactions, the temporary use of its line of credit until permanent secured financing can be arranged and through the assumption of existing debt on the properties.

        Cash and cash equivalents increased by $28.5 million to $52.6 million at December 31, 2004 compared to $24.1 million at December 31, 2003. Net cash provided by operating activities decreased by $4.8 million to $57.8 million for the year ended December 31, 2004 compared to $62.6 million for the year ended December 31, 2003.

        The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's markets; (b) lower occupancy rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales or rentals of manufactured homes. See "Factors that May Affect Future Results."

        As previously discussed, the Company completed a significant restructuring of its capital and operating debt during 2004. The Company securitized an additional 74 of its 136 Properties providing significant proceeds for the repayment of existing higher rate debt, property acquisitions and stock repurchases.

        During 2004 the Company acquired nine manufactured housing communities with an aggregate purchase price of $120.4 million. The properties were purchased with cash provided from secured financing transactions and the assumption of approximately $34.3 million in debt.

        The Company has a $115 million unsecured line of credit facility, which bears interest at LIBOR + 1.75% and matures in September 2007, with a one-year optional extension. At December 31, 2004, $1.3 million of availability was used to back standby letters of credit and $113.7 million was available to be drawn under the facility. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2004.

        The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2004, the Company's outstanding contractual obligations were as follows:


                                                                           PAYMENTS DUE BY PERIOD
                                                                               (IN THOUSANDS)
                                               -------------------------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS                    TOTAL DUE        1 YEAR           2-3 YEARS        4-5 YEARS     AFTER 5 YEARS
                                               ----------       ----------       ----------       ----------     -------------
Collateralized term loan                       $   40,837       $      757       $   40,080       $     --         $     --
Collateralized term loan - FNMA                   389,154            1,531            6,149            7,993          373,481
Collateralized term loan - B of A                 496,031             --              8,709           15,851          471,471
Senior notes                                        5,017            5,017             --               --               --
Mortgage notes, other                              85,280           13,432           48,635           18,452            4,761
Redeemable Preferred OP Units                      62,123             --             12,675             --             49,448
                                               ----------       ----------       ----------       ----------       ----------
                                               $1,078,442       $   20,737       $  116,248       $   42,296       $  899,161
                                               ==========       ==========       ==========       ==========       ==========

         Interest expense is a material cash requirement of the Company. The Company's projected interest expense is $57.9 million, $56.3 million, $61.9 million, $62.8 million, and $61.3 million for the years 2005, 2006, 2007, 2008, and 2009, respectively.

         The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its Properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results". If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company's business, results of operations and financial condition will be adversely impacted.

        At December 31, 2004, the Company's debt to total market capitalization approximated 54.8 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 8.5 years and a weighted average interest rate of 5.1 percent.

        Capital expenditures for the years ended December 31, 2004 and 2003 included recurring capital expenditures of $6.6 million (excluding $0.4 million related to a software conversion) and $6.5 million (excluding $1.7 million related to a main office relocation and $3.4 million related to software conversion), respectively.

        Net cash used in investing activities was $152.2 million for the year ended December 31, 2004 compared to $58.2 million in the prior year. The difference is due to: increased investment in rental properties of $97.7 million; increased short-term investments of $45.0 million; decreased proceeds from property and land disposition of $14.2 million; decreased repayments of notes receivables and officer's notes, net of $11.7 million; offset by a reduction in investment in and advances to affiliate of $49.1 million, and increased net proceeds from loans sold to and purchased from Origen of $25.5 million.

        Net cash provided by financing activities was $122.9 million for the year ended December 31, 2004, compared to $17.0 million in the prior year. The difference is primarily due to changes in net proceeds from notes payable and other debt, inclusive of repayments on line of credit, of $177.0 million, offset by increased distributions of $1.9 million, changes in net proceeds from common stock issuance of $25.2 million, increased payments of deferred financing costs of $6.8 million, and treasury stock purchases of $37.2 million.

RATIO OF EARNINGS TO FIXED CHARGES

         The Company's ratio of earnings to fixed charges for the year ended December 31, 2004 was less than 1:1. The earnings deficiency required to bring the ratio to 1:1 is $46.1 million. The Company's ratio of earnings to fixed charges for the years ended December 31, 2003 and 2002 was 1.29:1 and 1.68:1, respectively.

INFLATION

         Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

        This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-K that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-K. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. The Company is currently evaluating the impact of this standard on its results of operations and financial position.

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

        The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2004, 2003, 2002 (in thousands):

                            SUN COMMUNITIES, INC.
            RECONCILIATION OF NET INCOME TO FUND FROM OPERATIONS
        (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE/OP UNIT AMOUNTS)


                                                                                        2004              2003                2002
                                                                                      --------           --------           --------
Net income (loss)                                                                     $(40,468)          $ 23,714           $ 13,592
Adjustments:
   Depreciation and amortization                                                        45,589             43,458             38,262
   Valuation adjustment (1)                                                                528               (879)               449
   Allocation of SunChamp losses (2)                                                       300              4,548              1,315
   (Gain) loss on dispositions, net                                                     (3,880)            (8,590)            13,612
   Income (loss) allocated to common minority interests                                 (5,364)             3,274              2,003
                                                                                      ---------          ---------          --------
Funds from operations (FFO)                                                           $ (3,295)          $ 65,525           $ 69,233

FFO - Continuing Operations                                                           $ (3,295)          $ 63,605           $ 67,055
                                                                                      =========          =========          ========
FFO - Discontinued Operations                                                         $   --             $  1,920           $  2,178
                                                                                      =========          =========          ========

Weighted average common shares/OP Units outstanding:
          Basic                                                                         20,792             20,717             20,177
                                                                                      =========          =========          ========
          Diluted                                                                       20,792             20,856             20,363
                                                                                      =========          =========          ========

Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic                                 $  (0.16)          $   3.07           $   3.32
                                                                                      =========          =========          ========
FFO per weighted average Common Share/OP Unit - Diluted                               $  (0.16)          $   3.05           $   3.29
                                                                                      =========          =========          ========

Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic                                 $   --             $   0.09           $   0.11
                                                                                      =========          =========          ========
FFO per weighted average Common Share/OP Unit - Diluted                               $   --             $   0.09           $   0.11
                                                                                      =========          =========          ========

Total Operations:
FFO per weighted average Common Share/OP Unit - Basic                                 $  (0.16)          $   3.16           $   3.43
                                                                                      =========          =========          ========
FFO per weighted average Common Share/OP Unit - Diluted                               $  (0.16)          $   3.14           $   3.40
                                                                                      =========          =========          ========

(1)The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from FFO. The valuation adjustment is included in interest expense.

(2)The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company's payment obligations with respect to the note are subordinate in all respects to the return of the members' equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating FFO. A situation such as this is not contemplated in the NAREIT definition of FFO due to the unique circumstances of the transaction. Although not comparable to the precise NAREIT definition, the Company believes the inclusion of this item in its calculation of FFO to be appropriate as noted above.

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

         The Company's remaining variable rate debt totals $108.5 million as of December 31, 2004 which bears interest at Prime, various LIBOR or FNMA Discounted Mortgage Backed Securities ("DMBS") rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2004 and 2003, the Company believes its interest expense would have increased or decreased by approximately $1.7 million and $2.2 million, respectively, based on the $169.5 million and $219.8 million average balance outstanding under the Company's variable rate debt facilities for the year ended December 31, 2004 and 2003, respectively.

         Additionally, the Company had $14.7 million and $32.1 million LIBOR based variable rate mortgage and other notes receivable as of December 31, 2004 and 2003. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2004 and 2003, the Company believes interest income would have increased or decreased by approximately $0.19 million and $0.30 million, respectively, based on the $19.3 million and $30.2 million average balance outstanding on all variable rate notes receivable for the year ended December 31, 2004 and 2003, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2004 to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in the Company's 2004 financial statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no significant changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

        The information required by ITEMS 10, 11, 12, 13, AND 14 will be included in the Company's proxy statement for its 2005 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Date: March 15, 2005
                                SUN COMMUNITIES, INC., a
                                Maryland corporation

                                By: /s/ Gary A. Shiffman
                                   ---------------------------------------------
                                    Gary A. Shiffman, Chief Executive Officer

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


        NAME                                                TITLE                                        DATE
        ----                                                -----                                        ----

/s/ Gary A. Shiffman                          Chief Executive Officer, President and                 March 15, 2005
---------------------------                   Chairman of the Board of Directors
Gary A. Shiffman

/s/ Jeffrey P. Jorissen                       Executive Vice President, Chief Financial              March 15, 2005
---------------------------                   Officer, Treasurer, Secretary and
Jeffrey P. Jorissen                           Principal Accounting Officer

/s/ Paul D. Lapides                           Director                                               March 15, 2005
---------------------------
Paul D. Lapides

/s/ Ted J. Simon                              Director                                               March 15, 2005
---------------------------
Ted J. Simon

/s/ Clunet R. Lewis                           Director                                               March 15, 2005
---------------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki                        Director                                               March 15, 2005
---------------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss                           Director                                               March 15, 2005
---------------------------
Arthur A. Weiss

                                  EXHIBIT LIST

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
   --------                                 -----------                                            ------
     2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)
     3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)
     3.2      Bylaws of Sun Communities, Inc.                                                        (2)
     4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
              Communities Operating Limited Partnership (the "Operating Partnership") and
              Bankers Trust Company, as Trustee
     4.2      Form of Note for the 2001 Notes                                                        (3)
     4.3      Form of Note for the 2003 Notes                                                        (3)
     4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
              Operating Partnership and Bankers Trust Company, as Trustee
     4.5      Form of Medium-Term Note (Floating Rate)                                               (7)
     4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)
     4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
              Designating a Series of Preferred Stock and Fixing Distribution and other
              Rights in such Series
     4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
              Designating a Series of Preferred Stock
     10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
              Operating Limited Partnership
     10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)
     10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)
     10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
              directors, officers and other individuals#
     10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
              Inc. and certain directors#
     10.6     Form of Restricted Stock Award Agreement#                                              (19)
     10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
              Partnership and Lehman Brothers Holdings Inc.
     10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
              Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.
     10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
              Communities, Inc. and Sun Communities, Inc.
    10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
              and High Point Associates, LP.
    10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
              Limited Partnership
    10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
              Associates, LP
    10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 94,570 shares of Common Stock
    10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 305,430 shares of Common Stock
    10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
              with respect to 80,000 shares of Common Stock
    10.16     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated         (17)
              as of January 1, 2005#
    10.17     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,            (17)
              dated as of January 1, 2005#

 EXHIBIT                                                                                            METHOD OF
  NUMBER                                  DESCRIPTION                                                FILING
 --------                                 -----------                                                ------
    10.18     Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc.,           (17)
              dated as of January 1, 2005#
    10.19     Long Term Incentive Plan                                                                  (7)
    10.20     Sun Communities, Inc. 1998 Stock Purchase Plan#                                           (9)
    10.21     Facility and Guaranty Agreement among Sun Communities, Inc., the Operating                (9)
              Partnership, Certain Subsidiary Guarantors and First National Bank of Chicago,
              dated December 10, 1998
    10.22     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust            (8)
              Company, dated April 24, 1998
    10.23     Contribution Agreement, dated as of September 29, 1999, by and among Sun                  (11)
              Communities, Inc., the Operating Partnership, Belcrest Realty Corporation and
              Belair Real Estate Corporation
    10.24     One Hundred Third Amendment to Second Amended and Restated Limited Partnership            (11)
              Agreement of the Operating Partnership
    10.25     One Hundred Eleventh Amendment to Second Amended and Restated Limited                     (12)
              Partnership Agreement of the Operating Partnership
    10.26     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited                 (12)
              Partnership Agreement of the Operating Partnership
    10.27     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited                  (12)
              Partnership Agreement of the Operating Partnership
    10.28     One Hundred Seventy-Second Amendment to Second Amended and Restated Limited               (19)
              Partnership Agreement of the Operating Partnership
    10.29     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.                (19)
              Shiffman, dated May 10, 2004#
    10.30     First Amendment to Restricted Stock Award Agreement between Sun Communities,              (19)
              Inc., and Gary A. Shiffman#
    10.31     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.             (19)
              Jorissen, dated May 10, 2004#
    10.32     First Amendment to Restricted Stock Award Agreement between Sun Communities,              (19)
              Inc. and Jeffrey P. Jorissen#
    10.33     Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun            (15)
              Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of
              America, N.A., as Lender
    10.34     Schedule identifying substantially identical agreements to Exhibit 10.33                  (15)
    10.35     Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as               (15)
              Borrower, and Bank of America, N.A., as Lender
    10.36     Schedule identifying substantially identical agreements to Exhibit 10.35                  (15)
    10.37     Form of Loan Agreement dated June 9, 2004 by and between Sun Continental                  (15)
              Estates LLC as Borrower, and Bank of America, N.A., as Lender
    10.38     Schedule identifying substantially identical agreements to Exhibit 10.37                  (15)
    10.39     Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC,            (15)
              as Borrower, and Bank of America, N.A., as Lender
    10.40     Schedule identifying substantially identical agreements to Exhibit 10.39                  (15)
    10.41     Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by             (15)
              and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun
              Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC,
              Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial
              Mortgage Co., L.P., as Lender

   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
   --------                                 -----------                                            ------
  10.42   Appendix I (definitions) to Amended And Restated Master Credit Facility                   (15)
          Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen
          Ft. Collins Limited  Partnership,  Sun Secured Financing Houston Limited
          Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak
          LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender

  10.43   Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC,                (15)
          Aspen - Ft. Collins Limited Partnership and Sun Secured Financing Houston
          Limited Partnership, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500
  10.44   Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun           (15)
          Secured Financing Houston Limited Partnership, Aspen - Ft. Collins Limited
          Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle
          Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000
  10.45   Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC,            (15)
          Sun Secured Financing Houston Limited Partnership, Aspen - Ft. Collins Limited
          Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle
          Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000
  10.46   Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by           (15)
          Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership,
          Aspen - Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly
          Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co.,
          L.P., in the original principal amount of $152,362,500
  10.47   Credit Agreement, dated September 30, 2004, among the Company, the Operating              (16)
          Partnership, Standard Federal Bank National Association, LaSalle Bank National
          Association and other lenders
  10.48   Second Amended and Restated Promissory Note (Secured), dated as of July 15,               (13)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership
  10.49   First Amended and Restated Promissory Note (Unsecured), dated as of July 15,              (13)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership
  10.50   First Amended and Restated Promissory Note (Secured), dated as of July 15,                (13)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership
  10.51   Second Amended and Restated Promissory Note (Unsecured), dated as of July 15,             (13)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership
  10.52   Second Amended and Restated Promissory Note (Secured), dated as of July 15,               (13)
          2002, made by Gary A. Shiffman in favor of the Operating Partnership
  10.53   Lease, dated November 1, 2002, by and between the Operating Partnership as                (14)
          Tenant and American Center LLC as Landlord
  10.54   Concurrent Private Placement Agreement dated October 8, 2003 among Sun OFI,               (18)
          Inc., Origen Financial, Inc., and the Purchasers (as defined therein)


   EXHIBIT                                                                                        METHOD OF
    NUMBER                                  DESCRIPTION                                            FILING
   --------                                 -----------                                            ------
  10.55   Registration Rights Agreement dated as of October 8, 2003 among Sun OFI, Inc.,            (18)
          Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on
          Schedule B thereto
   12.1   Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings to                   (19)
          Combined Fixed Charges and Preferred Dividends
   21.1   List of Subsidiaries of Sun Communities, Inc.                                             (19)
   23.1   Consent of PricewaterhouseCoopers LLP                                                     (19)
   23.2   Consent of Grant Thornton LLP                                                             (19)
   31.1   Certification of Chief Executive Officer pursuant to Section 302 of the                   (19)
          Sarbanes-Oxley Act of 2002
   31.2   Certification of Chief Financial Officer pursuant to Section 302 of the                   (19)
          Sarbanes-Oxley Act of 2002
   32.1   Certification of Chief Executive Officer and Chief Financial Officer pursuant             (19)
          to Section 906 of the Sarbanes-Oxley Act of 2002


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

(10) Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999

(11) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 14, 1999.

(12) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

(13) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

(15) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(16) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(17) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 23, 2005.

(18) Incorporated by reference to Origen Financial, Inc.'s Registration Statement on Form S-11, No. 333-112516

(19)     Filed herewith.

#        Management contract or compensatory plan or arrangement.

                              SUN COMMUNITIES, INC.
          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                                         PAGE

Management's Report on Internal Control Over Financial Reporting                          F-2

Report of Independent Registered Public Accounting Firm on Internal Control         F-3 - F-4
Over Financial Reporting - Grant Thornton LLP

Report of Independent Registered Public Accounting Firm - Grant Thornton LLP              F-5

Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP      F-6

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2004 and 2003                           F-7

   Consolidated Statements of Operations
   for the Years Ended December 31, 2004, 2003 and 2002                                   F-8

   Consolidated Statements of Comprehensive Income (Loss)
   for the Years Ended December 31, 2004, 2003 and 2002                                   F-9

   Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2004, 2003 and 2002                                  F-10

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2004, 2003 and 2002                                  F-11

   Notes to Consolidated Financial Statements                                     F-12 - F-32


Schedule III - Real Estate and Accumulated Depreciation                           F-33 - F-37

        MANAGEMENT'S  REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

               o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

               o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

               o provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

               o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the financial statements.

        All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2004, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Grant Thornton LLP, independent registered public accounting firm, who audited and reported on the financial statements of the Company included in this report as of and for the year ended December 31, 2004 and 2003, has issued an attestation report on management's assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Sun Communities, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004, and our report dated March 15, 2005, expressed an unqualified opinion on those financial statements.


/s/ GRANT THORNTON LLP

Southfield, Michigan
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46(R), "Consolidation of Variable Interest Entities" and Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" during 2003.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Communities, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sun Communities, Inc.:

In our opinion, based on our audit and the report of other auditors, the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Sun Communities, Inc. and its subsidiaries (the "Company") for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Origen Financial, L.L.C., an investee of the Company, which financial statements reflect total revenues of $20,385,000 for the period ended December 31, 2002. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Origen Financial. L.L.C., is based solely on the report of the other auditors. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Detroit, Michigan
March 12, 2003 except for Note 3 as to
which the date is March 12, 2004

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)


                                                                  2004              2003
                                                               -----------      -----------
ASSETS
  Investment in rental property, net                           $ 1,133,873      $ 1,010,484
  Cash and cash equivalents                                         52,586           24,058
  Short-term Investments                                            44,975               --
  Inventory of manufactured homes                                   25,964           17,236
  Investment in affiliate                                           48,360           50,667
  Notes and other receivables                                       45,037           74,828
  Other assets                                                      52,372           44,301
                                                               -----------      -----------

        Total assets                                           $ 1,403,167      $ 1,221,574
                                                               ===========      ===========

LIABILITIES
  Line of credit                                               $        --      $    99,000
  Debt                                                           1,078,442          674,328
  Other liabilities                                                 31,936           24,833
                                                               -----------      -----------

        Total liabilities                                        1,110,378          798,161
                                                               -----------      -----------

Minority interests                                                  81,043           96,803
                                                               -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 10,000 shares
    authorized, none issued                                             --               --
  Common stock, $.01 par value, 100,000 shares
    authorized, 19,626 and 19,192 issued
    in 2004 and 2003, respectively                                     196              192
  Paid-in capital                                                  462,522          446,211
  Officer's notes                                                   (9,798)         (10,299)
  Unearned compensation                                            (15,557)          (7,337)
  Accumulated comprehensive earnings                                  (959)          (1,294)
  Distributions in excess of accumulated earnings                 (181,073)         (94,479)
  Treasury stock, at cost, 1,202 and 202 shares
    in 2004 and 2003, respectively                                 (43,585)          (6,384)
                                                               -----------      -----------

        Total stockholders' equity                                 211,746          326,610
                                                               -----------      -----------

        Total liabilities and stockholders' equity             $ 1,403,167      $ 1,221,574
                                                               ===========      ===========



    The accompanying notes are an integral part of the consolidated financial statements

                             SUN COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                 2004               2003                2002
                                                              ---------           ---------          ---------
REVENUES
Income from rental property                                   $ 167,835           $ 159,115          $ 149,875
Revenues from home sales                                         17,837              19,516                 --
Ancillary revenues, net                                           1,735               1,791                 --
Interest                                                          6,633               7,434              6,169
Income from Origen, net, principally interest                        --               3,920              1,821
Gain on sale of land                                              5,879                  --                 --
Other income                                                        934                 676              2,304
                                                              ---------           ---------          ---------
    Total revenues                                              200,853             192,452            160,169

COSTS AND EXPENSES
Property operating and maintenance                               41,819              39,837             33,751
Cost of home sales                                               14,383              13,879                 --
Real estate taxes                                                13,817              11,746             10,217
General and administrative - rental property                     12,559              10,536              7,722
General and administrative - home sales                           8,080               6,027                 --
Depreciation and amortization                                    45,395              44,120             37,900
Interest                                                         48,243              38,738             32,375
Extinguishment of debt                                           51,643                  --                 --
Deferred financing costs related to extinguished debt             5,557                  --                 --
Impairment charge                                                    --               4,932                 --
Florida storm damage                                                600                  --                 --
                                                              ---------           ---------          ---------
    Total expenses                                              242,096             169,815            121,965

Equity income (loss) from affiliates                              (151)                667            (16,627)
                                                              ---------           ---------          ---------
      Income (loss) from operations                             (41,394)             23,304             21,577

Less income (loss) allocated to minority interest:
  Preferred OP Units                                              4,438               6,479              7,803
  Common OP Units                                                (5,364)              3,083              1,802
                                                              ---------           ---------          ---------

Income (loss) from continuing operations                       (40,468)             13,742             11,972
Income from discontinued operations                                 --               9,972              1,620
                                                              ---------           ---------          ---------
      Net income (loss)                                       $ (40,468)          $  23,714          $  13,592
                                                              =========           =========          =========

Weighted average common shares outstanding:
  Basic                                                          18,318              18,206             17,595
                                                              =========           =========          =========
  Diluted                                                        18,318              18,345             17,781
                                                              =========           =========          =========
Basic earnings (loss) per share:
  Continuing operations                                       $   (2.21)          $    0.75          $    0.68
  Discontinued operations                                            --                0.55               0.09
                                                              ---------           ---------          ---------
  Net income (loss)                                           $   (2.21)          $    1.30          $    0.77
                                                              =========           =========          =========
Diluted earnings (loss) per share:
  Continuing operations                                       $   (2.21)          $    0.75          $    0.67
  Discontinued operations                                            --                0.54               0.09
                                                              ---------           ---------          ---------
  Net income (loss)                                           $   (2.21)          $    1.29          $    0.76
                                                              =========           =========          =========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                         2004         2003         2002
                                                       --------     --------     --------

Net income (loss)                                      $(40,468)    $ 23,714     $ 13,592
Unrealized income (loss) on interest rate swaps             335          557       (1,851)
                                                       --------     --------     --------
Comprehensive income (loss)                            $(40,133)    $ 24,271     $ 11,741
                                                       ========     ========     ========




   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                       ACCUMULATED  DISTRIBUTIONS
                                                                         OTHER       IN EXCESS OF
                                   COMMON     PAID-IN     UNEARNED    COMPREHENSIVE  ACCUMULATED   TREASURY    OFFICERS'     TOTAL
                                   STOCK      CAPITAL   COMPENSATION     LOSS          EARNINGS     STOCK        NOTES      EQUITY
                                  --------   --------   ------------  ------------- -------------  --------    --------    --------
Balance, January 1, 2002          $    178   $399,789     $ (6,999)     $    --      $ (45,939)    $ (6,384)   $(11,004)   $329,641
Issuance of common stock, net            5     17,406       (2,767)                                                          14,644
Amortization                                                 1,144                                                            1,144
Repayment of officers' notes                                                                                        301         301
Reclassification and conversion
   of minority interest                                      3,488                                                            3,488
Net income                                                                              13,592                               13,592
Unrealized loss on interest
   rate swaps                                                            (1,851)                                             (1,851)
Cash distributions declared of
   $2.29 per share                                                                     (41,427)                             (41,427)
                                  --------   --------     --------      -------      ---------     --------    --------    --------
Balance, December 31, 2002             183    420,683       (8,622)      (1,851)       (73,774)      (6,384)    (10,703)   $319,532
Issuance of common stock, net            9     27,640                                                                        27,649
Amortization                                                 1,285                                                            1,285
Repayment of officers' notes                                                                                        404         404
Reclassification and conversion
   of minority interest                        (2,112)                                                                       (2,112)
Net income                                                                              23,714                               23,714
Unrealized income on interest
   rate swaps                                                               557                                                 557
Cash distributions declared of
   $2.41 per share                                                                     (44,419)                             (44,419)
                                  --------   --------     --------      -------      ---------     --------    --------    --------
Balance, December 31, 2003             192    446,211       (7,337)      (1,294)       (94,479)      (6,384)    (10,299)   $326,610
Issuance of common stock, net            4     13,455      (10,331)                                                           3,128
Amortization                                                 2,111                                                            2,111
Repayment of officer's notes                                                                                        501         501
Treasury stock purchased,
   1,000 shares                                                                                     (37,201)                (37,201)
Reclassification and conversion
   of minority interest                         2,856                                                                         2,856
Net loss                                                                               (40,468)                             (40,468)
Unrealized income on interest
   rate swaps                                                               335                                                 335
Cash distributions declared of
   $2.44 per share                                                                     (46,126)                             (46,126)
                                  --------   --------     --------      -------      ---------     --------    --------    --------
Balance, December 31, 2004        $    196   $462,522     $(15,557)     $  (959)     $(181,073)    $(43,585)   $ (9,798)   $211,746
                                  ========   ========     ========      =======      =========     ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                 2004          2003          2002
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                             $ (40,468)    $  23,714     $  13,592
 Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Income (loss) allocated to minority interests                                                  (5,364)        3,083         1,802
  Income from discontinued operations allocated to minority interests                                --           191           243
  Gain from property and land dispositions, net                                                  (5,879)       (3,658)         (361)
  Depreciation and amortization                                                                  49,510        44,120        37,900
  Depreciation allocated to income from discontinued operations                                      --           347           675
  Amortization of deferred financing costs                                                        2,160         1,835         1,231
  Reduction in book value of investments                                                             --            --        13,881
  Extinguishment of debt                                                                         51,643            --            --
  Write off of deferred financing costs related to extinguished debt                              5,557            --            --
  Equity (income) loss from affiliates                                                              151          (667)       16,627
  Increase in inventory and other assets                                                         (6,591)       (5,550)      (15,973)
  Increase (decrease) in accounts payable and other liabilities                                   7,103          (814)       (2,031)
                                                                                              ---------     ---------     ---------
                 Net cash provided by operating activities                                       57,822        62,601        67,586
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties                                                              (147,965)      (50,310)      (87,283)
  Purchase of short-term investments                                                           (106,975)           --            --
  Proceeds from sales of short-term investments                                                  62,000            --            --
  Proceeds related to property and land dispositions                                              8,257        22,499         3,288
  Distributions from (investment in and advances to) affiliates                                   2,238       (46,945)      (68,409)
  Proceeds from sale of installment loans on manufactured homes to Origen                        13,289        61,994            --
  Purchase of installment loans on manufactured homes from Origen                                    --       (74,206)           --
  Decrease (increase) in notes receivable and officers' notes, net                               17,003        28,747       (33,096)
                                                                                              ---------     ---------     ---------
                 Net cash used in investing activities                                         (152,153)      (58,221)     (185,500)
                                                                                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock and OP units, net                                    1,033        26,222        13,801
  Borrowings (repayments) on line of credit, net                                                (99,000)       36,000       (30,000)
  Payments to redeem notes payable and other debt                                              (426,224)     (143,774)      (18,488)
  Proceeds from notes payable and other debt                                                    744,462       150,000       200,363
  Payments for deferred financing costs                                                          (9,091)       (2,281)       (2,914)
  Treasury stock purchases                                                                      (37,201)           --            --
  Distributions                                                                                 (51,120)      (49,153)      (46,771)
                                                                                              ---------     ---------     ---------
                 Net cash provided by financing activities                                      122,859        17,014       115,991
                                                                                              ---------     ---------     ---------

 Net increase (decrease) in cash and cash equivalents                                            28,528        21,394        (1,923)

 Cash and cash equivalents, beginning of period                                                  24,058         2,664         4,587
                                                                                              ---------     ---------     ---------

 Cash and cash equivalents, end of period                                                     $  52,586     $  24,058     $   2,664
                                                                                              =========     =========     =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $380, $2,082 and $2,915
  in 2004, 2003 and 2002, respectively                                                        $  50,413     $  37,802     $  34,830
Noncash investing and financing activities:
  Debt assumed for rental properties                                                          $  34,186     $   2,288     $  20,653
  Issuance of partnership units for rental properties                                                --            --     $   4,500
  Issuance of partnership units to retire capitalized lease obligations                       $   4,725     $   4,170     $   5,520
  Unrealized gains (losses) on interest rate swaps                                            $     335     $     557     $  (1,851)

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   a. BUSINESS: Sun Communities, Inc. (the "Company") is a real estate investment trust ("REIT") which owns and operates 136 manufactured housing communities at December 31, 2004 located in eighteen states concentrated principally in the Midwest and Southeast comprising approximately 46,856 developed sites and approximately 7,277 sites suitable for development.

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

   b. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership") SunChamp LLC ("SunChamp"), and effective December 31, 2003, Sun Home Services, Inc. ("SHS"). SHS is consolidated beginning in 2003 in accordance with Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities". The Company owns 100 percent of the outstanding capital stock of SHS. With total assets of approximately $92.2 million, SHS actively markets, sells and leases new and pre-owned manufactured homes for placement in the Company's properties. SHS has a floorplan line of credit of approximately $8.5 million which is collateralized by $8.5 million of new homes held in inventory and which is guaranteed by the Company.

       The minority interests include 2.5 million Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

       Included in minority interests at December 31, 2004 and 2003 are 2 million Series A Perpetual Preferred OP Units ("PPOP Units") issued at $25 per unit in September 1999 bearing an annual coupon rate of 8.875 percent. The PPOP Units may be called under certain conditions by the Company at par on or after September 29, 2004, have no stated maturity or mandatory redemption and are convertible into preferred stock under certain circumstances. The Company has issued the required notice to retire these PPOP Units in the first quarter of 2005.

       $62.1 million and $58.1 million of Preferred OP Units ("POP Units"), which are mandatorily redeemable, are included in debt at December 31, 2004 and 2003, respectively, pursuant to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   b.  PRINCIPLES OF CONSOLIDATION, CONTINUED:
       and Equity". These POP Units pay dividends at rates ranging from 6.0 percent to 7.6 percent and mature between 2006 and 2014. Of these POP Units, $43.8 million are convertible into shares of the Company's common stock or OP Units at conversion prices ranging from $44 to $68 per unit. The maximum amount that the Company is required to pay to redeem its POP Units is $62.1 million and, if converted, approximately 707,000 shares of the Company's capital stock or OP Units would be issued.

       Of the $62.1 million POP Units included in debt at December 31, 2004, $4.7 and $4.2 million were issued during 2004 and 2003, respectively, in connection with property acquisitions. These POP Units pay dividends at 7.625% and mature on May 15, 2010.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   d. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

   e. SHORT-TERM INVESTMENTS: The Company's short-term investments consist of investments in auction rate securities with contractual maturities of up to 30 years. These auction rate securities have interest re-set dates that occur every 7 to 28 days and can be actively marketed at ongoing auctions that occur every 7 to 28 days. Auction rate securities are classified as available-for-sale and are reported on the balance sheet at par value, which approximates market value. Consequently, interest rate movements do not affect the balance sheet valuation of these investments.

   f. NOTES AND ACCOUNTS RECEIVABLE: The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The collectibility of loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The reserve for uncollectible accounts receivable from residents was $0.15 million at December 31, 2004 and 2003.

   g. STOCK OPTIONS: The company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for awards using the method contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income (loss) and earnings (loss) per share would have been presented as follows for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands, except for per share data):

                                                               2004         2003         2002
                                                             --------      -------      -------
Net income (loss), as reported                               $(40,468)     $23,714      $13,592
Stock-based compensation expense under fair value method          (62)        (274)        (478)
                                                             --------      -------      -------
Pro forma net income (loss)                                  $(40,530)     $23,440      $13,114
                                                             ========      =======      =======

Earnings (loss) per share (Basic), as reported               $  (2.21)     $  1.30      $  0.77
                                                             ========      =======      =======
Earnings (loss) per share (Basic), pro forma                 $  (2.21)     $  1.29      $  0.75
                                                             ========      =======      =======

Earnings (loss) per share (Diluted), as reported             $  (2.21)     $  1.29      $  0.76
                                                             ========      =======      =======
Earnings (loss) per share (Diluted), pro forma               $  (2.21)     $  1.28      $  0.74
                                                             ========      =======      =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   h. INVESTMENTS IN AND ADVANCES TO AFFILIATES: During the period from December 2001 to October 2003, the Company owned approximately a thirty percent equity interest in Origen Financial L.L.C., a company engaged in the business of originating, acquiring and servicing manufactured home loans. The Company wrote-off its $13.6 million investment in Origen Financial L.L.C. at December 31, 2002 because of severely deteriorated industry conditions marked by the bankruptcies of two competing manufactured home lenders, the closure of the securitization marketplace, and the resultant liquidity squeeze impacting Origen Financial L.L.C.

       In October 2003, Origen Financial, Inc. ("Origen"), a real estate investment trust, was formed to be the sole member of Origen Financial L.L.C. In connection with the formation and capitalization of Origen, all of the members of Origen Financial L.L.C., including the Company, contributed all of their respective membership interests and warrants to purchase membership interests in Origen Financial L.L.C. to Origen. None of the members of Origen Financial L.L.C. (including the Company) received any monetary consideration or shares of common stock in Origen in exchange for their contributed membership interests and warrants in Origen Financial, L.L.C.

       In addition, in October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million and other investors contributed $100 million to Origen, resulting in an initial $150 million capitalization of Origen. The Company determined that this investment was reasonable and prudent because it resulted in a stabilized and well-financed Origen, allowing Origen to finance its operations from traditional sources of warehouse financing and access to the securitization marketplace. This investment occurred at a time that the Company believed the manufactured home finance industry was beginning to rebound as interest rates stabilized, the two bankrupt manufactured home lenders were emerging from bankruptcy and new entrants dedicated to financing manufactured homes buoyed the industry.

       Origen has raised approximately an additional $80 million since October 2003 and is now a public company with demonstrated access to the capital markets. As of December 31, 2004, the Company's 5,000,000 shares of Origen common stock represented approximately 20% of the issued and outstanding shares of the capital stock of Origen. The Company's investment in Origen has a market value of $37.4 million at December 31, 2004 and is accounted for using the equity method of accounting. During the year the Company received $2.2 million in dividends from Origen. Management has no plans to dispose of this investment in the foreseeable future and believes the difference between the carrying value of Origen is not other than temporary.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   h.  INVESTMENTS IN AND ADVANCES TO AFFILIATES, CONTINUED:
       Summarized combined financial information of Origen at December 31, 2004 and 2003 and Origen Financial L.L.C. and SHS at December 31, 2002 is presented below before elimination of intercompany transactions. Also presented is summarized financial information for Origen Financial L.L.C. for the period January 1, 2003 to October 7, 2003. This is presented for informational purposes as the company wrote off its investment in Origen Financial L.L.C. in December of 2002. SHS was consolidated in the Company's financial statements as of December 31, 2003.

                                            ORIGEN
                                             2004    ORIGEN FINANCIAL LLC       ORIGEN        ORIGEN FINANCIAL LLC     SHS
                                         (Unaudited)   01/01/03-10/07/03    10/08/03-12/31/03         2002            2002
                                         ----------- --------------------  -----------------  --------------------  ---------
Loans receivable, net                     $ 564,931        $ 279,300           $ 368,509           $ 173,764        $  33,560
Other assets                                119,279           47,903              76,033              53,984           41,220
                                          ---------        ---------           ---------           ---------        ---------
          Total assets                    $ 684,210        $ 327,203           $ 444,542           $ 227,748        $  74,780
                                          =========        =========           =========           =========        =========

Notes payable                             $ 435,761        $ 273,186           $ 277,441           $  54,946        $  85,361
Advances under repurchase agreements         20,153               --                  --             141,085               --
Other liabilities                            23,167           22,345              24,312              21,413            8,634
                                          ---------        ---------           ---------           ---------        ---------
          Total liabilities                 479,081          295,531             301,753             217,444           93,995
                                          ---------        ---------           ---------           ---------        ---------
Preferred interests in subsidiary                --           45,617                  --                  --               --
Equity (deficit)                            205,129          (13,945)            142,789              10,304          (19,215)
                                          ---------        ---------           ---------           ---------        ---------
          Total liabilities and equity    $ 684,210        $ 327,203           $ 444,542           $ 227,748        $  74,780
                                          =========        =========           =========           =========        =========

Revenues                                  $  54,782        $  23,755           $  10,657           $  20,385        $  22,516
Expenses                                     56,554           47,683               8,691              49,572           24,704
Loss from equity investee                        --               --                  --                  --          (15,295)
                                          ---------        ---------           ---------           ---------        ---------
Net income (loss)                         $  (1,772)       $ (23,928)          $   1,966           $ (29,187)       $ (17,483)
                                          =========        =========           =========           =========        =========
Sun's equity income (loss)                $    (151)       $      --           $     667           $      --        $ (16,627)
                                          =========        =========           =========           =========        =========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   i. REVENUE RECOGNITION: Rental income attributable to leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. The Company offers, through its Home Buying Made Easy program, retail installment contracts at interest rates of 4.99 to 7.99 percent to qualified buyers of homes within its communities. Currently, the Company holds 202 loans under this program totaling $6.6 million. The Company amortizes the interest discount from current market rates related to this program into income over the term of the note. The Company also bifurcates the discounted present value of the interest differential between the home sale and the anticipated rental revenue as required by Emerging Issues Task Force 00-21 "Revenue Arrangements with Multiple Deliverables". The differential allocated to the home sale is recognized as a reduction of revenue from the sale of the home and the differential allocated to future rental revenue is amortized as rental discount over the term of the loan.

   j. OTHER CAPITALIZED COSTS: The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized, as intangible assets, and are amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing the Company's new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

   k. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, is less than the carrying value by approximately $23.6 million and $28.0 million at December 31, 2004 and 2003, respectively. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

   l. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company has entered into four derivative contracts consisting of three interest rate swap agreements and an interest rate cap agreement. The Company's primary strategy in entering into derivative contracts is

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   l. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, CONTINUED: to minimize the variability that changes in interest rates could have on its future cash flows.

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

       The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the year ended December 31, 2004 and 2003 totals negative $0.5 million and positive $0.9 million, respectively.

       In accordance with SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $1.1 and $0.9 million as of December 31, 2004 and December 31, 2003, respectively.

       These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

   m. DEFERRED TAX ASSETS: The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on the insight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

   n. INVENTORY: Inventory of manufactured homes is stated at lower of specific cost or market.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   o. RECLASSIFICATIONS: Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

   p. USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes including the depreciable lives and recoverability of real estate assets and the assumption of interest rates for present value calculations. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts may differ from these estimates.

2. RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                                     AT DECEMBER 31,
                                              -----------------------------
                                                 2004              2003
                                              -----------       -----------
         Land                                 $   116,187       $   104,541
         Land improvements and buildings        1,196,671         1,048,576
         Furniture, fixtures, and equipment        35,002            33,080
         Land held for future development          31,652            31,409
         In place leases                            1,988                --
         Property under development                 1,041             2,799
                                              -----------       -----------
                                                1,382,541         1,220,405
         Less accumulated depreciation           (248,668)         (209,921)
                                              -----------       -----------
         Rental property, net                 $ 1,133,873       $ 1,010,484
                                              ===========       ===========

   Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, rental homes, maintenance buildings and amenities. Included in rental property at December 31, 2003 are net carrying amounts related to capitalized leases of $9.6 million.

   During 2004, the Company acquired six stabilized communities, comprising 1,967 developed sites, for $69.4 million consisting of cash of approximately $53 million and assumption of debt of approximately $16.4 million and three development communities, comprising 989 developed sites and 570 sites available for development, for $51.0 million consisting of cash of approximately $33.1 million and assumption of debt of approximately $17.9 million. During 2003, the Company acquired one development community comprised of 62 developed sites and 180 sites available for development for $4.5 million. These transactions have been accounted for as purchases, and the statements of operations include the operations of the acquired communities from the dates of their respective acquisitions.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

3. DISPOSITION OF PROPERTIES:

   In 2002, the Company sold one manufactured home community for cash of approximately $3.3 million. In 2003 the Company sold four manufactured home communities for gross proceeds of approximately $24.8 million. In 2004 the Company sold undeveloped commercial land for $8.8 million resulting in a gain of approximately $5.9 million.

   In accordance with FAS 144, effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) in sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

                                                SUMMARY STATEMENT OF OPERATIONS
                                                     DISPOSED PROPERTIES
                                                ------------------------------
                                                 2004        2003        2002
                                                ------     -------     -------

   Income from rental property                  $   --     $ 2,763     $ 3,034
   Property operating and maintenance expenses      --        (533)       (495)
   Real estate taxes                                --        (310)       (361)
   Depreciation and amortization                    --        (347)       (674)
                                                ------     -------     -------
   Income from operations                           --       1,573       1,504
   Income allocated to common OP units              --        (191)       (243)
   Gain on sale of discontinued operations          --       8,590         359
                                                ------     -------     -------
   Income from discontinued operations          $   --     $ 9,972     $ 1,620
                                                ======     =======     =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

4. NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                             AT DECEMBER 31,
                                                                         -----------------------
                                                                           2004            2003
                                                                         -------         -------
   Mortgage and other notes receivable, with interest payable at a weighted average interest rate of 7.49%, maturing at various
        dates through August 2008, substantially collateralized by       $18,499         $41,736
        manufactured home communities
   Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
        6.41% and 10 years, respectively                                  16,447          24,802
   Other receivables                                                      10,091           8,290
                                                                         -------         -------
                                                                         $45,037         $74,828
                                                                         =======         =======


   At December 31, 2004, the maturities of mortgage notes and other receivables are approximately as follows: 2006 - $3.8 and 2008 - $14.7 million. During 2004, $13.3 million of the installment loans collateralized by manufactured homes were sold at book value (which approximated fair value) to Origen. Mortgage and other notes receivable of $24.0 million were repaid during the second quarter of 2004.

   Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units at December 31, 2004 with substantial personal recourse. The notes become due in three equal installments on each of December 31, 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.5 million and $0.2 million for the years 2004 and 2003, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

5. DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS):

   The following table sets forth certain information regarding debt:

                                                                                        AT DECEMBER 31,
                                                                                ----------------------------
                                                                                   2004              2003
                                                                                ----------        ----------
   Collateralized term loan, 7.01%, due September 9, 2007                       $   40,837        $   41,547
   Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016             496,031                --
   Collateralized term loans - FNMA, of which $77.4M is variable, due
        May 1, 2014 and January 1, 2015 at the Company's option, interest at
        3.58 - 5.2% and 3.24% at December 31, 2004 and December 31, 2003,
        respectively                                                               389,154           152,363
   Preferred OP units, redeemable at various dates through
        January 2, 2014, average interest at 6.79% and 7.0%
        at December 31, 2004 and December 31, 2003, respectively                    62,123            58,148
   Senior notes, 6.77%, due May 14, 2005                                             5,017           350,000
   Capitalized lease obligation, 5.51%, matured in January, 2004                        --             9,606
   Mortgage notes, other                                                            85,280            62,664
                                                                                ----------        ----------
                                                                                $1,078,442        $  674,328
                                                                                ==========        ==========

   The collateralized term loans totaling $926.0 million at December 31, 2004 are secured by 95 properties comprising approximately 34,339 sites representing approximately $678.6 million of net book value. The mortgage notes are collateralized by 15 communities comprising approximately 4,965 sites representing approximately $158.8 million of net book value. A capitalized lease obligation matured as of January 1, 2004 and was paid by the issuance of 47,250 Preferred OP Units, cash of approximately $1.2 million and the assumption of approximately $4.2 million of debt, which was immediately retired.

   During 2004 the Company completed financings totaling $734 million consisting of Collateralized Mortgaged Back Securities (CMBS) of $496 million and additional FNMA financing of $238 million. The Company used approximately $440 million of proceeds from these financing transactions to retire existing debt. The Company also incurred extinguishment costs of approximately $57 million in these transactions. Proceeds were also used to acquire communities and to repurchase $37 million of the Company's stock.

   Also during 2004, the Company closed on a $115.0 million unsecured revolving line of credit bearing interest at LIBOR + 1.75%. At December 31, 2004, $1.3 million of availability was used to back standby letters of credit and $113.7 million remains available to be drawn under the facility.

   At December 31, 2004, the total of maturities and amortization of debt during the next five years are approximately as follows: 2005 - $20.7 million; 2006
   - $59.0 million; 2007 - $57.3 million; 2008 - $18.3 million, 2009 - $24.0 million and $899.1 million thereafter.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

6. STOCK OPTIONS:

   Data pertaining to stock option plans are as follows:

                                                2004                2003               2002
                                           --------------      -------------      -------------
   Options outstanding, January 1                810,751             975,767          1,090,794
   Options granted                                52,200                   -              7,500
   Option price                            $34.25-$35.44                 N/A             $34.92
   Options exercised                             155,907             154,179             97,665
   Option price                            $22.00-$34.25       $20.13-$35.39      $20.13-$35.39
   Options forfeited                              10,664              10,837             24,862
   Option price                            $27.03-$34.25       $27.03-$32.75      $27.03-$32.75
   Options outstanding, December 31              696,380 (a)         810,751            975,767
   Option price                            $26.50-$35.44          $20-$35.39         $20-$35.39
   Options exercisable, December 31              663,830 (a)         765,168            834,249

   (a) There are 696,380 and 663,830 options outstanding and exercisable, respectively, with exercise prices ranging from $26.50 - $35.44 with a weighted average life of 3.5 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.19 and $29.97, respectively.

   At December 31, 2004, 98,000 shares of common stock were available for the granting of options to directors. Directors' options generally vest over a three-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan in 1997 for certain employees granting 167,918 options (of which 55,129 remain outstanding), which became exercisable in equal installments in 2002-2004.

   The Company has opted to measure compensation cost utilizing the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees.". The fair value of each option grant was estimated as of the date of grant with the following assumptions for options granted:

                                                                             2004               2003    2002
                                                                   -----------------------      ----    -----
                                                                   DIRECTORS'   EMPLOYEES'
                                                                   ----------   ----------
   Estimated fair value per share of options granted during year:   $  3.64 (2)   $ 2.49 (2)     N/A    $ 4.42 (1)

   Assumptions:
   Annualized dividend yield                                           6.8%         6.8%         N/A      5.9%
   Common stock price volatility                                     16.97% (3)    16.5% (5)     N/A     16.4%
   Risk-free rate of return                                           4.33% (4)    3.18% (6)     N/A      5.3%
   Expected option term (in years)                                        7            3         N/A         7

   (1) 2002 based on valuation as of April 2001 using Black-Scholes-Merton (closed-form) option-pricing model.
   (2) 2004 based on valuation as of May 2004 using Binomial (lattice) option-pricing model.
   (3) Volatility of SUI common stock for the seven years ending May 20, 2004, the grant date.
   (4) Yield of ten-year US Treasury bond as of May 20, 2004, the grant date.
   (5) Volatility of SUI common stock for the three years ending May 10, 2004, the grant date.
   (6) Yield of seven-year US Treasury bond as of May 10, 2004, the grant date.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

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

     The Rights may be generally redeemed by the Company at a price of $0.01 per Right or approximately $0.2 million in total. The Rights expire on June 8, 2008.

     In November of 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. No repurchases were made pursuant to this program during the fourth quarter of 2004.

     In May of 2004, the Company issued 176,650 restricted stock awards at $34.25 per share to officers and certain employees which are being amortized over their ten year vesting schedule. An additional 125,000 shares of restricted stock were issued to officers at $34.25 per share, 25 percent of which vest in three years and 75 percent of which are subject to certain performance based criteria. Compensation cost recognized in income for all restricted stock awards was $1.9 million, $1.3 million and $1.1 million in 2004, 2003 and 2002, respectively.

8.   OTHER INCOME (LOSS) (AMOUNTS IN THOUSANDS):

     The components of other income are as follows for the years ended December 31, 2004, 2003 and 2002:

                                             2004        2003        2002
                                           -------     -------     -------
          Development fee                       --          --       1,425
          Brokerage commissions                935         754         834
          Other income (loss)                   (1)        (78)         45
                                           -------     -------     -------
                                           $   934     $   676     $ 2,304
                                           =======     =======     =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

9.  SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

    The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of financial information for the years ended December 31, 2004 and 2003.

                                                                        YEAR ENDED DECEMBER 31, 2004
                                                                -------------------------------------------
                                                                 PROPERTY       MANUFACTURED
                                                                OPERATIONS       HOME SALES       COMBINED
                                                                ----------      -------------     ---------
Revenues                                                         $ 167,835        $  17,837       $ 185,672
Operating expenses/Cost of sales                                    55,636           14,383          70,019
                                                                 ---------        ---------       ---------
      Net operating income (1)/Gross profit                        112,199            3,454         115,653
Adjustments to arrive at net income (loss):
  Other revenues                                                     7,084            8,097          15,181
  General and administrative                                       (12,559)          (8,080)        (20,639)
  Depreciation and amortization                                    (43,923)          (1,472)        (45,395)
  Interest expense                                                 (48,074)            (169)        (48,243)
  Debt extinguishment costs                                        (51,643)              --         (51,643)
  Deferred financing costs related to extinguished debt             (5,557)              --          (5,557)
  Florida storm damage                                                (600)              --            (600)
  Equity income (loss) from affiliate                                 (151)              --            (151)
  Loss allocated to minority interest                                  926               --             926
                                                                 ---------        ---------       ---------
      Net income (loss)                                          $ (42,298)       $   1,830       $ (40,468)
                                                                 =========        =========       =========

                                                                        YEAR ENDED DECEMBER 31, 2003
                                                                -------------------------------------------
                                                                 PROPERTY       MANUFACTURED
                                                                OPERATIONS       HOME SALES       COMBINED
                                                                ----------      -------------     ---------
Revenues                                                         $ 159,115        $  19,516       $ 178,631
Operating expenses                                                  51,583           13,879          65,462
                                                                 ---------        ---------       ---------
      Net operating income (1)/Gross profit                        107,532            5,637         113,169
Adjustments to arrive at net income:
  Other revenues                                                     7,175            6,646          13,821
  General and administrative                                       (10,536)          (6,027)        (16,563)
  Depreciation and amortization                                    (43,165)            (955)        (44,120)
  Interest expense                                                 (38,588)            (150)        (38,738)
  Impairment charge                                                 (4,932)              --          (4,932)
  Equity income from affiliate                                         667               --             667
  Income allocated to minority interest                             (9,562)              --          (9,562)
  Income from discontinued operations                                9,972               --           9,972
                                                                 ---------        ---------       ---------
      Net income                                                 $  18,563        $   5,151       $  23,714
                                                                 =========        =========       =========


(1) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Net income includes interest and depreciation and amortization which often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

9.  SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

SELECTED BALANCE SHEET DATA                             DECEMBER 31, 2004                        DECEMBER 31, 2003
                                               -------------------------------------   ------------------------------------
                                                PROPERTY   MANUFACTURED                 PROPERTY   MANUFACTURED
                                               OPERATIONS   HOME SALES     COMBINED    OPERATIONS   HOME SALES    COMBINED
                                               ----------  ------------   ----------   ----------  ------------  ----------
Identifiable assets:
  Investment in rental property, net           $1,081,561   $   52,312    $1,133,873   $  980,149   $   30,335   $1,010,484
  Cash and cash equivalents                        98,235         (674)       97,561       24,043           15       24,058
  Inventory of manufactured homes                      --       25,964        25,964           --       17,236       17,236
  Investments in and advances to affiliate         48,360           --        48,360       50,667           --       50,667
  Notes and other receivables                      31,574       13,463        45,037       61,534       13,294       74,828
  Other assets                                     51,201        1,171        52,372       41,613        2,688       44,301
                                               ----------   ----------    ----------   ----------   ----------   ----------
    Total assets                               $1,310,931   $   92,236    $1,403,167   $1,158,006   $   63,568   $1,221,574
                                               ==========   ==========    ==========   ==========   ==========   ==========

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

    In addition frequent changes occur in the area of REIT taxation which require the Company to continually monitor its tax status.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

10. INCOME TAXES (AMOUNTS IN THOUSANDS), CONTINUED:

    Dividend payout on taxable income available to common stockholders for the years ended December 31, 2004, 2003 and 2002:

                                                               2004        2003        2002
                                                             -------     -------     -------

       Taxable income available to
            common stockholders                              $     0     $     0     $ 6,046
       Less tax gain on disposition of properties                 --          --          --
                                                             -------     -------     -------
       Taxable operating income available to
            common stockholders                              $     0     $     0     $ 6,046
                                                             =======     =======     =======

       Total distributions paid to common stockholders       $46,126     $44,419     $41,427
                                                             =======     =======     =======

    For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2004, 2003 and 2002, distributions paid per share were taxable as follows:

                                  2004                    2003                     2002
                         --------------------     --------------------     --------------------
                         AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE
                         ------    ----------     ------    ----------     ------    ----------
Ordinary Income          $   --         0.0%      $ 0.65        27.1%      $ 1.54        67.1%
Return of capital          2.44       100.0%        1.76        72.9%        0.75        32.9%
                         ------       -----       ------       -----       ------       -----
                         $ 2.44       100.0%      $ 2.41       100.0%      $ 2.29       100.0%

    SHS is subject to U.S. Federal income taxes. Deferred taxes reflect the estimated future tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SHS has net operating loss carryforwards of approximately $18.1 million at December 31, 2004. A deferred asset of approximately $1.0 million, net of a valuation allowance of $5.2 million, is included in other assets in the consolidated balance sheet as of December 31, 2004. SHS's losses will begin to expire in 2011 through 2022 if not offset by future taxable income. Management believes its deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. Tax expense was $1.0 million and $0.3 million for the years ending December 31, 2004 and 2003, respectively and is included in General and administrative - home sales.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

11.  EARNINGS (LOSS) PER SHARE (AMOUNTS IN THOUSANDS):

                                                             2004                2003               2002
                                                           --------            --------           --------
Earnings (loss) used for basic and diluted earnings
     (loss) per share computation:

Continuing operations                                      $(40,468)           $ 13,742           $ 11,972
                                                           ========            ========           ========
Discontinued operations                                    $     --            $  9,972           $  1,620
                                                           ========            ========           ========

Total shares used for basic earnings (loss) per share        18,318              18,206             17,595
Dilutive securities:
     Stock options and other                                     --                 139                186
                                                           --------            --------           --------
Total weighted average shares used for diluted
     earnings (loss) per share computation                   18,318              18,345             17,781
                                                           ========            ========           ========

     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the year ending December 31, 2004 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

     The Company also has the following potentially convertible securities which, if converted, may impact dilution:

--------------------------------------------------------------------------------
                                  NUMBER OF
  CONVERTIBLE SECURITIES         UNITS ISSUED              CONVERSION FEATURES
--------------------------------------------------------------------------------
Series A Preferred OP Units       1,325,275   Convertible to common stock at $68
                                              per share/unit. Mandatorily
                                              redeemable on 01/02/2014
--------------------------------------------------------------------------------
Series B Preferred OP Units          35,637   On each of May 1, 2004, 2005, and
                                              2006, holder may exchange Units
                                              for shares of common stock at
                                              exchange rate of 2.272727 ($44
                                              per share) shares of common stock
                                              for each Series B Preferred Unit.
--------------------------------------------------------------------------------
Series B-2 Preferred OP Units       100,000   Convertible into Common OP Units
                                              after 01/31/2005 at $45 per share/
                                              unit.
--------------------------------------------------------------------------------

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                  FIRST       SECOND        THIRD      FOURTH
                                                 QUARTER      QUARTER      QUARTER     QUARTER
                                                 MARCH 31     JUNE 30     SEPT. 30     DEC. 31
                                                 --------     -------     --------     -------
2004
Total revenues                                    $49,561     $ 48,787     $48,128     $54,377
Total expenses                                    $42,372(a)  $102,010(a)  $47,137(a)  $50,577(a)
Net income (loss)                                 $ 5,570     $(47,901)    $   554     $ 1,309
Weighted average common shares outstanding         18,702       18,639      18,100      17,832
Earnings (loss) per common share-basic            $  0.30     $  (2.57)    $  0.03     $  0.07

2003
Total revenues                                    $47,966     $ 48,561     $47,557     $48,368
Total expenses                                    $38,903     $ 41,346     $39,685(a)  $49,881(a)
Net income                                        $ 6,343     $  4,539     $ 6,421     $ 6,411
Weighted average common shares outstanding         17,789       17,902      18,504      18,628
Earnings per common share-basic                   $  0.36     $   0.25     $  0.35     $  0.34

     (a) Certain amounts were reclassified from income (loss) allocated to minority interest-Preferred OP Units to Interest expense pursuant to the requirements of SFAS 150, and therefore cause the amounts in this table to differ from the amounts presented in our previously filed 2004 Forms 10-Q. Total expenses have increased $1,069, $1,075, $1,082, $1,068, $1,028 and $1,030 for the quarters ended March 31, June 30, September 30, December 31, 2004 and September 30 and December 31, 2003, respectively.

13.  RECENT ACCOUNTING PRONOUNCEMENTS:

     In December 2004, the Financial Accounting Standards Board (FASB) issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. The Company is currently evaluating the impact of this standard on its results of operations and financial position.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

14.   CONTINGENCIES:

      On April 9, 2003, T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), filed a complaint against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. The current status is that the proceedings in North Carolina have been stayed pending final determination in Michigan as to whether the dispute should be submitted to arbitration.

      The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

15.   RELATED PARTY TRANSACTIONS:

      The Company and its affiliates have entered into the following transactions with Origen and its predecessor, Origen Financial, L.L.C., during 2003 and 2004:

         - Capital Investment in Origen. As described in Note 1, in 2003 the Company acquired 5,000,000 shares of common stock in Origen in a private placement transaction at $10 per share. In addition, Shiffman Origen LLC (100 percent of which is owned by the Estate of Milton M. Shiffman, Gary A. Shiffman and members of his family), acquired 1,025,000 shares of common stock of Origen at $10 per share.
         - Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, services approximately $16.0 million in manufactured home loans for the Company as of December 31, 2004. The Company pays Origen Servicing, Inc. an annual servicing fee of approximately 1.25 percent of the outstanding principal balance of the loans which totaled approximately $0.2 million and $0.2 million during 2004 and 2003, respectively.
         - Board Membership. Gary A. Shiffman, the Chairman and Chief Executive Officer of the Company, is a board member of Origen.
         - Remarketing Alliance Program. The Company had agreed to provide Origen certain concessions on manufactured homes that Origen repossesses in its communities. These concessions may include rent abatement for the first 12 months that a repossessed home, owned by Origen, is held for sale and abatement of the commission that the Company would earn if it brokers such sale. The Company also abates rent for other major lenders who own repossessed homes in its communities. The Company may also assist with coordinating the refurbishment and marketing of the home. The fair value of these abatements amounted to approximately $250,000 and $65,000 during 2004 and 2003, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

15.  RELATED PARTY TRANSACTIONS, CONTINUED:

         - Home Buying Made Easy Program. Certain loans under the Company's Home Buying Made Easy (HBME) program are originated and serviced by Origen. Loans under this program may, from time to time, be sold to Origen. Loans under this program may, from time to time, be sold to Origen. As these loans are made below published rates, the Company will pay Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. HBME loans totaling $1.6 million were sold and interest differential of approximately $70,000 paid to Origen, Inc. in 2004.
         - Preferred Membership Interests. During 2003, the Company purchased $20.5 million in preferred membership interests of Origen Securitization Company, LLC as an interim financing measure until Origen's securitization financing arrangement with Citigroup could be finalized. The investment was recorded at cost which approximated market value, earned an 11% distribution preference and was redeemed on October 8, 2003. No gain or loss was recorded on the transaction.
         - Master Loan Purchase Agreement. In June 2003, the Company and Origen Financial, L.L.C. entered into a master loan purchase agreement under which the Company from time to time could purchase from Origen Financial L.L.C. manufactured home loans at a purchase price equal to the book value of the loans (the "Sun Purchase Price"), plus accrued and unpaid interest. During 2003, the Company purchased approximately $74.2 million of manufactured home loans from Origen Financial, L.L.C. under the master loan purchase agreement. The loans were subsequently sold back to Origen Financial, L.L.C. at 100.10% of the Sun Purchase Price plus accrued and unpaid interest on the loans. Both the purchase and the sale were made at book value, which approximated fair market value, and no gain or loss was recorded on the transactions. These transactions were interim financing transactions and the master loan purchase agreement was terminated in October of 2003.

      In addition to the transactions with Origen described above, Mr. Shiffman and his affiliates have entered into the following transactions with the
      Company:

         - Related Party Lease. The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21 percent interest. Rent paid during 2004 and 2003 was approximately $52,000 per month.
         - Tax Consequences Upon Sale of Properties. Gary Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties from partnerships previously affiliated with him (the "Sun Partnerships"). Prior to any redemption of these limited partnership interests for the Company's common stock, Mr. Shiffman will have tax consequences different from those of the Company and the Company's public stockholders on the sale of any of the Sun Partnerships. Four of the properties have been sold to date.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

16.   SUBSEQUENT EVENTS:

      The Company issued the required notice to retire $50 million of PPOP Units in the first quarter of 2005.

      In March 2005, the Company acquired a property located near Tampa, FL for approximately $7.3 million comprised of 697 recreational vehicle sites and 31 manufactured home sites.

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31. 2004
(AMOUNT IN THOUSANDS)

                                                                                                    COST CAPITALIZED SUBSEQUENT
                                                                        INITIAL COST TO COMPANY     TO ACQUISITION IMPROVEMENTS
                                                                       --------------------------   ---------------------------


     PROPERTY NAME                LOCATION           ENCUMBRANCE          LAND          B & F          LAND          B & F
-------------------------   ---------------------   ---------------    -----------   ------------    ----------    -----------
Academy/Westpoint           Canton, MI                    A                 1,485         14,278             -            212
Allendale                   Allendale, MI                 A                   366          3,684             -          3,895
Alpine                      Grand Rapids, MI              D                   729          6,692             -          3,768
Apple Creek                 Amelia, OH                    C                   543          5,480             -            267
Arbor Terrace               Brandenton, FL                D                   456          4,410             -            562
Ariana Village              Lakeland, FL                  D                   240          2,195             -            616
Autumn Ridge                Ankeny, IO                    A                   890          8,054             -            897
Bedford Hills               Battle Creek, MI              B                 1,265         11,562             -            561
Bell Crossing               Clarksville, TN               -                   717          1,916             -          3,749
Bonita Lake                 Bonita Springs, FL            D                   285          2,641             -            340
Boulder Ridge               Pflugerville, TX              A                 1,000            500         3,324         17,138
Branch Creek                Austin, TX                    A                   796          3,716             -          5,419
Brentwood                   Kentwood, MI                  D                   385          3,592             -            340
Brookside Village           Goshen, IN                    A                   260          1,080           386          7,554
Buttonwood Bay              Sebring, FL                   D                 1,952         18,294             -          2,384
Byrne Hill Village          Toledo, OH                    D                   383          3,903             -            507
Byron Center                Byron Center, MI              D                   253          2,402             -            209
Candlelight Village         Chicago Heights, IL           D                   600          5,623             -            905
Candlewick Court            Owosso, MI                    D                   125          1,900           132          1,190
Carrington Pointe           Ft. Wayne, IN                 A                 1,076          3,632             -          4,480
Casa Del Valle              Alamo, TX                     D                   246          2,316             -            574
Catalina                    Middletown, OH                D                   653          5,858             -          1,456
Cave Creek                  Evans, CO                   8,331               2,241         15,343             -          1,857
Chisholm Point              Pflugerville, TX              A                   609          5,286             -          2,955
Clearwater Village          South Bend, IN                A                    80          1,270            61          1,960
Cobus Green                 Elkhart, IN                   -                   762          7,037             -            805
College Park Estates        Canton, MI                    -                    75            800           174          4,910
Comal Farms                 New Braunfels, TX             -                 1,455          1,732             -          4,511
Continental Estates         Davison, MI                   D                 1,625         16,581           150          1,917
Continental North (1)       Davison, MI                   D                       (1)             (1)        -          3,918
Country Acres               Cadillac, MI                  D                   380          3,495             -            412
Country Meadows             Flat Rock, MI                 A                   924          7,583           296         10,082
Countryside Atlanta         Lawrenceville, GA           3,355               1,274         11,475             -              -
Countryside Gwinnett        Buford, GA                  4,793               1,124         10,117             -              -
Countryside Lake Lanier     Buford, GA                  8,148               1,916         17,249             -              -
Countryside Village         Perry, MI                     B                   275          3,920           185          2,238
Creekside                   Reidsville, NC                -                   350          1,423             -          3,085
Creekwood Meadows           Burton, MI                    D                   808          2,043           404          6,676
Cutler Estates              Grand Rapids, MI              B                   749          6,941             -            491
Davison East (1)            Davison, MI                   D                       (1)             (1)        -             77

                                    GROSS AMOUNT CARRIED AT
                                       DECEMBER 31, 2004
                            -------------------------------------------
                                                                                                   DATE OF
                                                                               ACCUMULATED      CONSTRUCTION (C)
     PROPERTY NAME             LAND          B & F            TOTAL           DEPRECIATION       ACQUISITION (A)
-------------------------   -----------   -------------    ------------    -----------------    ----------------
Academy/Westpoint                1,485          14,711          16,196               2,195          2000(A)
Allendale                          366           7,579           7,945               1,921          1996(A)
Alpine                             729          10,460          11,189               2,602          1996(A)
Apple Creek                        543           5,747           6,290               1,006          1999(A)
Arbor Terrace                      456           4,972           5,428               1,387          1996(A)
Ariana Village                     240           2,811           3,051                 934          1994(A)
Autumn Ridge                       890           8,951           9,841               2,403          1996(A)
Bedford Hills                    1,265          12,123          13,388               3,431          1996(A)
Bell Crossing                      717           5,665           6,382                 812          1999(A)
Bonita Lake                        285           2,981           3,266                 829          1996(A)
Boulder Ridge                    4,324          17,638          21,962               2,825          1998(C)
Branch Creek                       796           9,135           9,931               2,362          1995(A)
Brentwood                          385           3,932           4,317               1,134          1996(A)
Brookside Village                  646           8,634           9,280               2,419          1985(A)
Buttonwood Bay                   1,952          20,678          22,630               2,331          2001(A)
Byrne Hill Village                 383           4,410           4,793                 806          1999(A)
Byron Center                       253           2,611           2,864                 745          1996(A)
Candlelight Village                600           6,528           7,128               1,809          1996(A)
Candlewick Court                   257           3,090           3,347               1,070          1985(A)
Carrington Pointe                1,076           8,112           9,188               1,708          1997(A)
Casa Del Valle                     246           2,890           3,136                 765          1997(A)
Catalina                           653           7,314           7,967               2,495          1993(A)
Cave Creek                       2,241          17,200          19,441                 270          2004(A)
Chisholm Point                     609           8,241           8,850               2,251          1995(A)
Clearwater Village                 141           3,230           3,371               1,020          1986(A)
Cobus Green                        762           7,842           8,604               2,843          1993(A)
College Park Estates               249           5,710           5,959               1,879          1978(A)
Comal Farms                      1,455           6,243           7,698                 666         2000(A&C)
Continental Estates              1,775          18,498          20,273               4,778          1996(A)
Continental North (1)                -           3,918           3,918               1,131          1996(A)
Country Acres                      380           3,907           4,287               1,081          1996(A)
Country Meadows                  1,220          17,665          18,885               5,048          1994(A)
Countryside Atlanta              1,274          11,475          12,749                 209          2004(A)
Countryside Gwinnett             1,124          10,117          11,241                 190          2004(A)
Countryside Lake Lanier          1,916          17,249          19,165                 315          2004(A)
Countryside Village                460           6,158           6,618               2,056          1987(A)
Creekside                          350           4,508           4,858                 525         2000(A&C)
Creekwood Meadows                1,212           8,719           9,931               1,824          1997(C)
Cutler Estates                     749           7,432           8,181               2,083          1996(A)
Davison East (1)                     -              77              77                   3          1996(A)

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31. 2004
(AMOUNT IN THOUSANDS)

                                                                                                    COST CAPITALIZED SUBSEQUENT
                                                                        INITIAL COST TO COMPANY     TO ACQUISITION IMPROVEMENTS
                                                                       --------------------------   ---------------------------


     PROPERTY NAME                LOCATION           ENCUMBRANCE          LAND          B & F          LAND          B & F
-------------------------   ---------------------   ---------------    -----------   ------------    ----------    -----------
Deerfield Run               Anderson, MI                1,700                 990          1,607             -          3,367
Desert View Village         West Wendover, NV             -                 1,119              -             -          1,708
Eagle Crest                 Firestone, CO                 A                 2,015            150             -         26,217
East Fork                   Batavia, OH                   -                 1,280          6,302             -          4,675
Edwardsville                Edwardsville, KS              B                   425          8,805           541          2,923
Falcon Pointe               East Lansing, MI            2,288                 450          4,049             -            698
Fisherman's Cove            Flint, MI                     D                   380          3,438             -            662
Forest Meadows              Philomath, OR                 D                 1,031          2,050             -            261
Four Seasons                Elkhart, IN                   D                   500          4,811             -             57
Glen Laurel                 Concord, NC                   -                 1,641            453             -          6,887
Goldcoaster                 Homestead, FL                 D                   446          4,234           172          2,025
Grand                       Grand Rapids, MI              D                   374          3,587             -            274
Groves                      Ft. Myers, FL                 D                   249          2,396             -            801
Hamlin                      Webberville, MI               D                   125          1,675           536          4,391
High Point                  Frederika, DE                 -                   898          7,031             -          1,235
Holiday Village             Elkhart, IN                   A                   100          3,207           143          1,296
Holly / Hawaiian Gardens    Holly, MI                     D                 1,514         13,596             -              -
Holly Forest                Holly Hill, FL                A                   920          8,376             -            445
Hunters Glen                Wayland, MI                 5,301               1,102         11,926             -              -
Indian Creek                Ft. Myers Beach, FL           D                 3,832         34,660             -          2,358
Island Lake                 Merritt Island, FL            D                   700          6,431             -            389
Kensington Meadows          Lansing, MI                   A                   250          2,699             -          3,694
Kenwood                     La Feria, TX                  -                   145          1,842             -             87
King's Court                Traverse City, MI             A                 1,473         13,782             -          1,712
King's Lake                 Debary, FL                    D                   280          2,542             -          2,313
Knollwood Estates           Allendale, MI               2,611                 400          4,061             -             36
Lafayette Place             Warren, MI                    D                   669          5,979             -            962
Lake Juliana                Auburndale, FL                D                   335          2,848             -          1,126
Lake San Marino             Naples, FL                    D                   650          5,760             -            642
Lakeview                    Ypsilanti, MI                 -                 1,156         10,903             -              -
Leesburg Landing            Leesburg, FL                  -                    50            429           921            502
Liberty Farms               Valparaiso, IN                D                    66          1,201           116          2,153
Lincoln Estates             Holland, MI                   D                   455          4,201             -            579
Maplewood Mobile            Lawrence, IN                  D                   275          2,122             -          1,125

                                    GROSS AMOUNT CARRIED AT
                                       DECEMBER 31, 2004
                            -------------------------------------------
                                                                                                   DATE OF
                                                                               ACCUMULATED      CONSTRUCTION (C)
     PROPERTY NAME             LAND          B & F            TOTAL           DEPRECIATION       ACQUISITION (A)
-------------------------   -----------   -------------    ------------    -----------------    ----------------
Deerfield Run                      990           4,974           5,964                 736          1999(A)
Desert View Village              1,119           1,708           2,827                 673          1998(C)
Eagle Crest                      2,015          26,367          28,382               2,179          1998(C)
East Fork                        1,280          10,977          12,257               1,264         2000(A&C)
Edwardsville                       966          11,728          12,694               3,931          1987(A)
Falcon Pointe                      450           4,747           5,197                 211          2003(A)
Fisherman's Cove                   380           4,100           4,480               1,453          1993(A)
Forest Meadows                   1,031           2,311           3,342                 392          1999(A)
Four Seasons                       500           4,868           5,368                 756          2000(A)
Glen Laurel                      1,641           7,340           8,981                 568         2001(A&C)
Goldcoaster                        618           6,259           6,877               1,493          1997(A)
Grand                              374           3,861           4,235                 987          1996(A)
Groves                             249           3,197           3,446                 841          1997(A)
Hamlin                             661           6,066           6,727               1,067          1984(A)
High Point                         898           8,266           9,164               1,035          1997(A)
Holiday Village                    243           4,503           4,746               1,609          1986(A)
Holly / Hawaiian Gardens         1,514          13,597          15,111                 232          2004(A)
Holly Forest                       920           8,821           9,741               2,214          1997(A)
Hunters Glen                     1,102          11,926          13,028                 262          2004(A)
Indian Creek                     3,832          37,018          40,850              10,518          1996(A)
Island Lake                        700           6,820           7,520               2,160          1995(A)
Kensington Meadows                 250           6,393           6,643               1,696          1995(A)
Kenwood                            145           1,929           2,074                 376          1999(A)
King's Court                     1,473          15,494          16,967               4,349          1996(A)
King's Lake                        280           4,855           5,135               1,448          1994(A)
Knollwood Estates                  400           4,097           4,497                 485          2001(A)
Lafayette Place                    669           6,941           7,610               1,508          1998(A)
Lake Juliana                       335           3,974           4,309               1,254          1994(A)
Lake San Marino                    650           6,402           7,052               1,827          1996(A)
Lakeview                         1,156          10,903          12,059                 192          2004(A)
Leesburg Landing                   971             931           1,902                 247          1996(A)
Liberty Farms                      182           3,354           3,536               1,102          1985(A)
Lincoln Estates                    455           4,780           5,235               1,328          1996(A)
Maplewood Mobile                   275           3,247           3,522               1,073          1989(A)

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31. 2004
(AMOUNT IN THOUSANDS)

                                                                                                    COST CAPITALIZED SUBSEQUENT
                                                                        INITIAL COST TO COMPANY     TO ACQUISITION IMPROVEMENTS
                                                                       --------------------------   ---------------------------


     PROPERTY NAME                LOCATION           ENCUMBRANCE          LAND          B & F          LAND          B & F
-------------------------   ---------------------   ---------------    -----------   ------------    ----------    -----------
Meadow Lake Estates         White Lake, MI                A                 1,188         11,498           127          2,039
Meadowbrook                 Charlotte, NC                 -                 1,310          6,570             -         (1,246)
Meadowbrook Estates         Monroe, MI                    D                   431          3,320           379          6,189
Meadowbrook Village         Tampa, FL                     D                   519          4,728             -          4,693
Meadows                     Nappanee, IN                  D                   287          2,300             -          2,638
North Point Estates         Pueblo, CO                    -                 1,582          3,027             1          2,798
Oak Crest                   Austin, TX                    -                 4,311         12,611             -            507
Oakwood Village             Miamisburg, OH                A                 1,964          6,401             -          6,918
Orange Tree                 Orange City, FL               D                   283          2,530            15            836
Orchard Lake                Milford, OH                   C                   395          4,025             -            116
Pebble Creek                Greenwood, IN                 -                 1,030          5,074             -          3,454
Pecan Branch                Georgetown, TX                -                 1,379              -           331          4,387
Pheasant Ridge              Lancaster, PA                 D                 2,044         19,279             -             88
Pin Oak Parc                St. Louis, MO                 A                 1,038          3,250           467          5,007
Pine Hills                  Middlebury, IN                -                    72            544            60          1,827
Pine Ridge                  Petersburg, VA                D                   405          2,397             -          1,429
Pine Trace                  Houston, TX                 8,925               2,907         17,169             -              -
Presidential                Hudsonville, MI               A                   680          6,314             -          1,388
Richmond                    Richmond, MI                  D                   501          2,040             -            502
River Haven                 Grand Haven, MI             9,397               1,800         16,967             -            381
River Ranch                 Austin, TX                    -                 4,690            843             -          7,042
River Ridge                 Austin, TX                    -                 3,201         15,090             -            330
Roxbury                     Goshen, IN                    A                 1,057          9,870             1            196
Royal Country               Miami, FL                     B                 2,290         20,758             -          1,085
Saddle Oak Club             Ocala, FL                     A                   730          6,743             -            856
Saddlebrook                 San Marcos, TX                -                 1,703         11,843             -            529
Scio Farms                  Ann Arbor, MI                 D                 2,300         22,659             -          4,199
Sea Air                     Rehoboth Beach, DE          4,193               1,207         10,179             -          1,074
Sherman Oaks                Jackson, FL                   B                   200          2,400           240          4,181
Siesta Bay                  Ft. Myers Beach, FL           D                 2,051         18,549             -          1,103
Silver Star                 Orlando, FL                   D                 1,022          9,306             -            532
Snow to Sun                 Weslaco, TX                   D                   190          2,143            15          1,011
Southfork                   Belton, MO                    D                 1,000          9,011             -          1,618
St. Clair Place             St. Clair, MI                 D                   501          2,029             -            394

                                    GROSS AMOUNT CARRIED AT
                                       DECEMBER 31, 2004
                            -------------------------------------------
                                                                                                   DATE OF
                                                                               ACCUMULATED      CONSTRUCTION (C)
     PROPERTY NAME             LAND          B & F            TOTAL           DEPRECIATION       ACQUISITION (A)
-------------------------   -----------   -------------    ------------    -----------------    ----------------
Meadow Lake Estates              1,315          13,537          14,852               4,919          1994(A)
Meadowbrook                      1,310           5,324           6,634               1,290         2000(A&C)
Meadowbrook Estates                810           9,509          10,319               3,326          1986(A)
Meadowbrook Village                519           9,421           9,940               1,861          1994(A)
Meadows                            287           4,938           5,225               1,600          1987(A)
North Point Estates              1,583           5,825           7,408                 613          2001(C)
Oak Crest                        4,311          13,118          17,429               1,116          2002(A)
Oakwood Village                  1,964          13,319          15,283               2,451          1998(A)
Orange Tree                        298           3,366           3,664               1,096          1994(A)
Orchard Lake                       395           4,141           4,536                 829          1999(A)
Pebble Creek                     1,030           8,528           9,558               1,227         2000(A&C)
Pecan Branch                     1,710           4,387           6,097                 410          1999(C)
Pheasant Ridge                   2,044          19,367          21,411               1,656          2002(A)
Pin Oak Parc                     1,505           8,257           9,762               2,147          1994(A)
Pine Hills                         132           2,371           2,503                 790          1980(A)
Pine Ridge                         405           3,826           4,231               1,305          1986(A)
Pine Trace                       2,907          17,169          20,076                 292          2004(A)
Presidential                       680           7,702           8,382               2,148          1996(A)
Richmond                           501           2,542           3,043                 560          1998(A)
River Haven                      1,800          17,348          19,148               2,113          2001(A)
River Ranch                      4,690           7,885          12,575                 392         2000(A&C)
River Ridge                      3,201          15,420          18,621               1,444          2002(A)
Roxbury                          1,058          10,066          11,124               1,180          2001(A)
Royal Country                    2,290          21,843          24,133               7,976          1994(A)
Saddle Oak Club                    730           7,599           8,329               2,547          1995(A)
Saddlebrook                      1,703          12,372          14,075               1,049          2002(A)
Scio Farms                       2,300          26,858          29,158               8,121          1995(A)
Sea Air                          1,207          11,253          12,460               1,396          1997(A)
Sherman Oaks                       440           6,581           7,021               2,213          1986(A)
Siesta Bay                       2,051          19,652          21,703               5,617          1996(A)
Silver Star                      1,022           9,838          10,860               2,814          1996(A)
Snow to Sun                        205           3,154           3,359                 782          1997(A)
Southfork                        1,000          10,629          11,629               2,269          1997(A)
St. Clair Place                    501           2,423           2,924                 651          1998(A)

SUN COMMUNITIES, INC.                                               SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31. 2004
(AMOUNT IN THOUSANDS)

                                                                                                    COST CAPITALIZED SUBSEQUENT
                                                                        INITIAL COST TO COMPANY     TO ACQUISITION IMPROVEMENTS
                                                                       --------------------------   ---------------------------


     PROPERTY NAME                LOCATION           ENCUMBRANCE          LAND          B & F          LAND          B & F
-------------------------   ---------------------   ---------------    -----------   ------------    ----------    -----------
Stonebridge                 San Antonio, TX               -                 2,515          2,096             -          5,268
Stonebridge                 Richfield Twp., MI            -                 2,044              -         2,111              -
Summit Ridge                Converse, TX                  -                 2,615          2,092             -          5,568
Sun Villa                   Reno, NV                    6,460               2,385         11,773             -            999
Sunset Ridge                Kyle, TX                      -                 2,190          2,775             -          5,115
Sunset Ridge                Portland, MI                  -                 2,044              -             -         12,508
Timber Ridge                Ft. Collins, CO               A                   990          9,231             -          1,522
Timberbrook                 Bristol, IN                   B                   490          3,400           101          5,491
Timberline Estates          Grand Rapids, MI              A                   535          4,867             -            802
Town and Country            Traverse City, MI             D                   406          3,736             -            309
Valley Brook                Indianapolis, IN              A                   150          3,500         1,277          9,367
Village Trails              Howard City, MI               D                   988          1,472             -            746
Water Oak                   Lady Lake, FL                 A                 2,503         17,478           170          6,813
West Glen Village           Indianapolis, IN              D                 1,100         10,028             -          1,315
Westbrook                   Toledo, OH                    A                 1,110         10,462             -          1,030
Westbrook Senior            Toledo, OH                    A                   355          3,295             -            383
White Lake                  White Lake, MI                A                   672          6,179             -          4,775
White Oak                   Mt. Morris, MI                A                   782          7,245           112          3,753
Willowbrook                 Toledo, OH                    A                   781          7,054             -            846
Windham Hills               Jackson, MI                   A                 2,673          2,364             -          7,936
Woodhaven Place             Woodhaven, MI                 A                   501          4,541             -          1,051
Woodlake Estates            Yoder, IN                     D                   632          3,674             -          2,788
Woodlake Trails             San Antonio, TX               -                 1,186            287           160          3,392
Woodland Park Estates       Eugene, OR                  6,702               1,592         14,398             -            493
Woods Edge                  West Lafayette, IN            D                   100          2,600             3          8,037
Woodside Terrace            Holland, OH                   A                 1,064          9,625             -          1,650
Worthington Arms            Lewis Center, OH              A                   376          2,624             -          1,505
Corporate Headquarters      Southfield, MI                -                     -              -             -          7,617
Sun Homes                   Various                       -                     -              -           704         54,674 (3)
                                                                       -----------   ------------    ----------    -----------
                                                                          134,694        831,439        13,815        402,371
                                                                       ===========   ============    ==========    ===========

                                    GROSS AMOUNT CARRIED AT
                                       DECEMBER 31, 2004
                            -------------------------------------------
                                                                                                   DATE OF
                                                                               ACCUMULATED      CONSTRUCTION (C)
     PROPERTY NAME             LAND          B & F            TOTAL           DEPRECIATION       ACQUISITION (A)
-------------------------   -----------   -------------    ------------    -----------------    ----------------
Stonebridge                      2,515           7,364           9,879                 839         2000(A&C)
Stonebridge                      4,155               -           4,155                   -          1998(C)
Summit Ridge                     2,615           7,660          10,275                 899         2000(A&C)
Sun Villa                        2,385          12,772          15,157               2,673          1998(A)
Sunset Ridge                     2,190           7,890          10,080               1,040         2000(A&C)
Sunset Ridge                     2,044          12,508          14,552               1,258          1998(C)
Timber Ridge                       990          10,753          11,743               2,967          1996(A)
Timberbrook                        591           8,891           9,482               2,936          1987(A)
Timberline Estates                 535           5,669           6,204               1,927          1994(A)
Town and Country                   406           4,045           4,451               1,179          1996(A)
Valley Brook                     1,427          12,867          14,294               4,146          1989(A)
Village Trails                     988           2,218           3,206                 467          1998(A)
Water Oak                        2,673          24,291          26,964               7,846          1993(A)
West Glen Village                1,100          11,343          12,443               3,791          1994(A)
Westbrook                        1,110          11,492          12,602               2,152          1999(A)
Westbrook Senior                   355           3,678           4,033                 428          2001(A)
White Lake                         672          10,954          11,626               2,284          1997(A)
White Oak                          894          10,998          11,892               2,525          1997(A)
Willowbrook                        781           7,900           8,681               1,659          1997(A)
Windham Hills                    2,673          10,300          12,973               1,824          1998(A)
Woodhaven Place                    501           5,592           6,093               1,183          1998(A)
Woodlake Estates                   632           6,462           7,094               1,226          1998(A)
Woodlake Trails                  1,346           3,679           5,025                 433         2000(A&C)
Woodland Park Estates            1,592          14,891          16,483               3,256          1998(A)
Woods Edge                         103          10,637          10,740               2,626          1985(A)
Woodside Terrace                 1,064          11,275          12,339               2,757          1997(A)
Worthington Arms                   376           4,129           4,505               1,394          1990(A)
Corporate Headquarters               -           7,617           7,617               2,061          Various
Sun Homes                          704          54,674          55,378               3,065          Various
                            -----------   -------------    ------------    ----------------
                               148,509 (2)   1,234,032       1,382,541             248,668
                            ===========   =============    ============    ================


A   These communities collateralize $389.2 million of secured debt.
B   These communities collateralize $40.8 million of secured debt.
C   These communities collateralize $4.5 million of secured debt.
D   These communities collateralize $496 million of secured debt.
(1) The initial cost for this property is included in the initial cost reported for Continental Estates.
(2) Includes $1.93 million of land classified in Property under development
(3) Includes $51.5 million of manufactured homes leased to residents in various communities

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2004
(amounts in thousands)

The change in investment in real estate for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                     2004              2003              2002
                                                 -----------       -----------       -----------
Balance, beginning of year                       $ 1,220,405       $ 1,174,837       $   953,656
Community and land acquisitions, including
  immediate improvements                             118,222             4,514            69,801
Community expansion and development                   11,606            14,426            25,355
Improvements, other                                   56,756            49,186           129,741
Dispositions and other                               (24,448)          (22,558)           (3,716)
                                                 -----------       -----------       -----------
Balance, end of year                             $ 1,382,541       $ 1,220,405       $ 1,174,837
                                                 ===========       ===========       ===========

The change in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                     2004              2003              2002
                                                 -----------       -----------       -----------
Balance, beginning of year                       $   209,921       $   175,477       $   140,322
Depreciation for the period                           40,859            39,072            36,196
Dispositions and other                                (2,112)           (4,628)           (1,041)
                                                 -----------       -----------       -----------
Balance, end of year                             $   248,668       $   209,921       $   175,477
                                                 ===========       ===========       ===========

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                       DESCRIPTION
    -------                       -----------


     10.6     Form of Restricted Stock Award Agreement#

     10.28 One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership

     10.29 Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#

     10.30 First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#

     10.31 Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#

     10.32 First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#

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