Form 10-Q
period 2005-03-31
SUN COMMUNITIES INC
filed 2005-05-10
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of March 31, 2005: 18,336,408

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                          PAGES
                                                                          -----
PART I

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets as of March 31, 2005 and
                December 31, 2004                                             3

           Consolidated Statements of Income for the three months
                ended March 31, 2005 and 2004                                 4

           Consolidated Statements of Comprehensive Income for the three
                months ended March 31, 2005 and 2004                          5

           Consolidated Statements of Cash Flows for the three months
                ended March 31, 2005 and 2004                                 6

           Notes to Consolidated Financial Statements                      7-14

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       15-22

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        23

Item 4.    Controls and Procedures                                           24

PART II

Item 2.(c) Changes in Securities and Use of Proceeds                         25

Item 6.    Exhibits required by Item 601 of Regulation S-K                   25

           Signatures                                                        26

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                     2005             2004
                                                                 ------------     ------------
ASSETS
    Investment in rental property, net                           $  1,151,677     $  1,131,956
    Cash and cash equivalents                                          12,783           52,586
    Short-term investments                                              5,000           44,975
    Inventory of manufactured homes                                    19,954           25,964
    Investment in affiliate                                            48,243           48,360
    Notes and other receivables                                        44,205           45,037
    Other assets                                                       50,685           54,289
                                                                 ------------     ------------

      Total assets                                               $  1,332,547     $  1,403,167
                                                                 ============     ============

LIABILITIES
    Debt                                                         $  1,073,822     $  1,078,442
    Other liabilities                                                  42,312           31,936
                                                                 ------------     ------------

      Total liabilities                                             1,116,134        1,110,378
                                                                 ------------     ------------

    Minority interests                                                 28,050           81,043
                                                                 ------------     ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value, 10,000 shares
          authorized, none issued                                           -                -
    Common stock, $.01 par value, 100,000 shares
          authorized, 19,607 and 19,626 issued
          in 2005 and 2004, respectively                                  196              196
    Paid-in capital                                                   461,834          462,522
    Officer's notes                                                    (9,711)          (9,798)
    Unearned compensation                                             (14,734)         (15,557)
    Accumulated comprehensive earnings                                    215             (959)
    Distributions in excess of accumulated earnings                  (203,417)        (181,073)
    Treasury stock, at cost, 1,271 and 1,202 shares
                in 2005 and 2004, respectively                        (46,020)         (43,585)
                                                                 ------------     ------------

                   Total stockholders' equity                         188,363          211,746
                                                                 ------------     ------------

                   Total liabilities and stockholders' equity    $  1,332,547     $  1,403,167
                                                                 ============     ============

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                   2005           2004
                                                ----------     ----------
REVENUES
Income from rental property                     $   45,781     $   42,868
Revenues from home sales                             3,750          3,974
Ancillary revenues, net                                503            597
Interest                                             1,598          1,779
Other income (loss)                                   (169)           331
                                                ----------     ----------
   Total revenues                                   51,463         49,549

COSTS AND EXPENSES
Property operating and maintenance                  11,067         10,228
Cost of home sales                                   2,407          3,125
Real estate taxes                                    3,788          3,166
General and administrative - rental property         3,505          2,794
General and administrative - home sales              1,543          1,493
Depreciation and amortization                       13,068         11,220
Interest                                            14,725         10,334
Florida storm damage recovery                         (500)             -
                                                ----------     ----------
   Total expenses                                   49,603         42,360

Equity income (loss) from affiliates                  (117)           200

      Income from operations                         1,743          7,389
                                                ----------     ----------

Less income allocated to minority interest:
  Preferred OP Units                                   961          1,110
  Common OP Units                                       95            709
                                                ----------     ----------

      Net income                                $      687     $    5,570
                                                ==========     ==========

Weighted average common shares outstanding:
  Basic                                             17,848         18,702
                                                ==========     ==========
  Diluted                                           17,950         18,864
                                                ==========     ==========

Basic earnings per share:                       $     0.04     $     0.30
                                                ==========     ==========

Diluted earnings per share:                     $     0.04     $     0.30
                                                ==========     ==========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                      2005         2004
                                                   ---------    ---------
Net income                                         $     687    $   5,570
Unrealized income (loss) on interest rate swaps        1,174       (1,483)
                                                   ---------    ---------
Comprehensive income                               $   1,861    $   4,087
                                                   =========    =========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        2005            2004
                                                                                     -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $       687     $   5,570
    Adjustments to reconcile net income to cash provided by operating activities:
      Income allocated to minority interests                                                  95           709
      Depreciation and amortization                                                       14,290        11,283
      Amortization of deferred financing costs                                               498           483
      Equity loss (income) from affiliates                                                   117          (200)
      Decrease (increase) in inventory and other assets                                    8,732        (4,907)
      Increase (decrease) in accounts payable and other liabilities                       (1,650)        6,182
                                                                                     -----------     ---------
               Net cash provided by operating activities                                  22,769        19,120
                                                                                     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in rental properties                                                    (31,757)       (9,379)
      Purchase of short-term investments                                                 (84,875)            -
      Proceeds from sale of short-term investments                                       124,850             -
      Distributions from affiliates                                                            -           489
      Proceeds from sale of installment loans on manufactured homes to Origen                  -        12,325
      Decrease (increase) in notes receivable and officer's notes, net                       919        (1,294)
                                                                                     -----------     ---------
               Net cash provided by investing activities                                   9,137         2,141
                                                                                     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock and OP units, net                        (2,110)        1,312
      Repayments on line of credit, net                                                        -        (2,000)
      Payments to retire Perpetual Preferred Operating Partnership Units                 (50,000)            -
      Payments to redeem notes payable and other debt                                     (4,667)       (5,428)
      Payments for deferred financing costs                                                  (12)         (518)
      Purchases of Company stock                                                          (2,435)            -
      Distributions                                                                      (12,485)      (13,097)
                                                                                     -----------     ---------
               Net cash used in financing activities                                     (71,709)      (19,731)
                                                                                     -----------     ---------

    Net increase (decrease) in cash and cash equivalents                                 (39,803)        1,530

    Cash and cash equivalents, beginning of period                                        52,586        24,058
                                                                                     -----------     ---------

    Cash and cash equivalents, end of period                                         $    12,783     $  25,588
                                                                                     ===========     =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $19 and $216 for
      the three months ended March 31, 2005 and 2004, respectively                   $    13,849     $   7,271
Noncash investing and financing activities:
      Issuance of partnership units to retire capitalized lease obligations          $         -     $   4,725
      Unrealized gains (losses) on interest rate swaps                               $     1,174     $  (1,483)

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION:

      These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company") and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership"), SunChamp LLC ("SunChamp"), and Sun Home Services, Inc. ("SHS"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2004. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods' financial statements in order to conform with current period presentation.

2.    RENTAL PROPERTY:

      The following summarizes rental property (amounts in thousands):

                                        MARCH 31,        DECEMBER 31,
                                          2005              2004
                                      -------------     -------------
Land                                  $     116,192     $     116,187
Land improvements and buildings           1,228,261         1,196,671
Furniture, fixtures, and equipment           34,623            35,002
Land held for future development             31,652            31,652
Property under development                    1,118             1,041
                                      -------------     -------------
                                          1,411,846         1,380,553
Less accumulated depreciation              (260,169)         (248,597)
                                      -------------     -------------
Rental property, net                  $   1,151,677     $   1,131,956
                                      =============     =============

      During the first quarter of 2005, the Company acquired one property located near Tampa, FL for approximately $7.3 million comprised of 697 recreational vehicle sites and 31 manufactured home sites. The property was acquired for cash.

      The Company has prospectively adopted a change in the estimated service lives of homes in its rental program to 10 years. The effect of this change in estimate in the current interim period is a decrease in net income and income from operations of approximately $1.3 million and a decrease in basic and diluted earnings per share of approximately $0.07 per share.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    NOTES AND OTHER RECEIVABLES:

      The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                                    MARCH 31,   DECEMBER 31,
                                                                                      2005        2004
                                                                                    ---------   ------------
Mortgage and other notes receivable, with interest payable at a weighted average interest rate of 8.29%, maturing at various dates through August 2008,
     substantially collateralized by manufactured home communities                  $  18,499    $  18,499

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
     6.28% and 10 years, respectively                                                  17,259       16,447
Other receivables                                                                       8,447       10,091
                                                                                    ---------    ---------
                                                                                    $  44,205    $  45,037
                                                                                    =========    =========

      At March 31, 2005, the maturities of mortgages and other notes receivable are approximately as follows: 2006-$3.8 million; 2008-$14.7 million.

      Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. The notes become due in three equal installments on each of December 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.09 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively.

4.    INVESTMENT IN AFFILIATE:

      Origen Financial, Inc. ("Origen") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 20% of Origen at March 31, 2005 and its investment is accounted for using the equity method of accounting. Equity earnings recorded through March 31, 2005 are an estimate of the Company's portion of the anticipated earnings of Origen through March 31, 2005.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.    DEBT:

      The following table sets forth certain information regarding debt (amounts in thousands):

                                                                                            MARCH 31,     DECEMBER 31,
                                                                                              2005            2004
                                                                                          ------------    ------------
Collateralized term loan, 7.01%, due September 9, 2007                                    $     40,652    $     40,837
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016                            496,031         496,031
Collateralized term loans - FNMA, of which $77.4M is variable, due
     May 1, 2014 and January 1, 2015 at the Company's option, interest at
     3.92 - 5.2% and 3.58 - 5.2% at March 31, 2005 and December 31, 2004, respectively         388,762         389,154
Preferred OP units, redeemable at various dates through January 2, 2014, average
     interest at 6.92% and 6.79% at March 31, 2005 and December 31, 2004, respectively          62,123          62,123
Senior notes, 6.77%, due May 14, 2005                                                            5,017           5,017

Mortgage notes, other                                                                           81,237          85,280
                                                                                          ------------    ------------
                                                                                          $  1,073,822    $  1,078,442
                                                                                          ============    ============

      The collateralized term loans totaling $925.4 million at March 31, 2005 are secured by 95 properties comprising approximately 34,339 sites representing approximately $683.5 million of net book value. The mortgage notes are collateralized by 15 communities comprising approximately 4,965 sites representing approximately $169.7 million of net book value.

      The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75%. At March 31, 2005, $3.3 million of availability was used to back standby letters of credit and a maximum of $111.7 million remains available to be drawn under the facility.

      At March 31, 2005, the total of maturities and amortization of debt during the next five years are approximately as follows: 2005 - $17.0 million; 2006 - $67.1 million; 2007 - $51.3 million; 2008 - $18.5 million, 2009 -
      $24.1 million and $895.8 million thereafter

6.    INTEREST AND OTHER INCOME:

      The components of other income are as follows for the three months ended March 31, 2005 and 2004 (in thousands):

                                           2005        2004
                                         --------    --------
Brokerage commissions                    $   211     $   273
Unsuccessful acquisition expenditures       (346)        (12)
Other income (loss)                          (34)         70
                                         -------     -------
                                         $  (169)    $   331
                                         =======     =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

      The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                   THREE MONTHS ENDED MARCH 31, 2005
                                              -------------------------------------------
                                               PROPERTY       MANUFACTURED
                                              OPERATIONS       HOME SALES      COMBINED
                                              -----------     ------------    -----------
Revenues                                      $    45,781(2)  $      3,750    $    49,531
Operating expenses/Cost of sales                   14,855            2,407         17,262
                                              -----------     ------------    -----------
    Net operating income (1)/Gross profit          30,926            1,343         32,269
Adjustments to arrive at net income (loss):
  Other revenues                                    1,159              773          1,932
  General and administrative                       (3,505)          (1,543)        (5,048)
  Depreciation and amortization                   (11,309)          (1,759)       (13,068)
  Interest expense                                (14,645)             (80)       (14,725)
  Florida storm damage recovery                       500                -            500
  Equity income (loss) from affiliate                (117)               -           (117)
  Income allocated to minority interest            (1,056)               -         (1,056)
                                              -----------     ------------    -----------
    Net income (loss)                         $     1,953     $     (1,266)   $       687
                                              ===========     ============    ===========

                                                THREE MONTHS ENDED MARCH 31, 2004
                                             ----------------------------------------
                                              PROPERTY      MANUFACTURED
                                             OPERATIONS      HOME SALES     COMBINED
                                             ----------     ------------   ----------
Revenues                                     $   42,868(2)   $    3,974    $   46,842
Operating expenses/Cost of sales                 13,394           3,125        16,519
                                             ----------      ----------    ----------
    Net operating income (1)/Gross profit        29,474             849        30,323
Adjustments to arrive at net income (loss):
  Other revenues                                  1,922             785         2,707
  General and administrative                     (2,794)         (1,493)       (4,287)
  Depreciation and amortization                 (10,943)           (277)      (11,220)
  Interest expense                              (10,311)            (23)      (10,334)
  Equity income from affiliate                      200               -           200
  Income allocated to minority interest          (1,819)              -        (1,819)
                                             ----------      ----------    ----------
    Net income (loss)                        $    5,729      $     (159)   $    5,570
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

(2) Seasonal recreational vehicle revenue is included in Property Operations revenues and is approximately $4.0 million annually. This seasonal revenue is recognized approximately 70% in the first quarter, 5% in both the second and third quarters and 20% in the fourth quarter of each fiscal year.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

                                                  MARCH 31, 2005                         DECEMBER 31, 2004
                                      --------------------------------------  --------------------------------------
                                       PROPERTY    MANUFACTURED                PROPERTY    MANUFACTURED
SELECTED BALANCE SHEET DATA           OPERATIONS    HOME SALES     COMBINED   OPERATIONS    HOME SALES    COMBINED
                                      -----------  ------------  -----------  -----------  ------------  -----------
Identifiable assets:
  Investment in rental property, net  $ 1,080,226  $     71,451  $ 1,151,677  $ 1,079,644  $     52,312  $ 1,131,956
  Cash and cash equivalents                13,861        (1,078)      12,783       53,260          (674)      52,586
  Short-term investments                    5,000             -        5,000       44,975             -       44,975
  Inventory of manufactured homes               -        19,954       19,954            -        25,964       25,964
  Investments in affiliate                 48,243             -       48,243       48,360             -       48,360
  Notes and other receivables              30,869        13,336       44,205       31,574        13,463       45,037
  Other assets                             49,546         1,139       50,685       53,118         1,171       54,289
                                      -----------  ------------  -----------  -----------  ------------  -----------
    Total assets                      $ 1,227,745  $    104,802  $ 1,332,547  $ 1,310,931  $     92,236  $ 1,403,167
                                      ===========  ============  ===========  ===========  ============  ===========

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

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the three months ended March 31, 2005 and 2004 totals negative $0.4 million and positive $0.4 million, respectively.

      SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates a liability of $0.2 million and $1.1 million as of March 31, 2005 and December 31, 2004, respectively.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.    STOCK OPTIONS (IN THOUSANDS):

      The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income and earnings per share would have been presented as follows for the three months ended March 31, 2005 and 2004:

                                                                2005            2004
                                                             ----------      ----------
Net income, as reported                                      $      687      $    5,570
Stock-based compensation expense under fair value method            (14)            (19)
                                                             ----------      ----------
Pro forma net income                                         $      673      $    5,551
                                                             ==========      ==========

Earnings per share (Basic), as reported                      $     0.04      $     0.30
                                                             ==========      ==========
Earnings per share (Basic), pro forma                        $     0.04      $     0.30
                                                             ==========      ==========

Earnings per share (Diluted), as reported                    $     0.04      $     0.30
                                                             ==========      ==========
Earnings per share (Diluted), pro forma                      $     0.04      $     0.29
                                                             ==========      ==========

      Stock options issued after April 30, 2004 were valued using the Binomial model rather than the Black-Scholes-Merton formula. The difference in valuation between the two methods was not material.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   EARNINGS PER SHARE (IN THOUSANDS):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                2005          2004
                                                              ---------     ---------
Earnings used for basic and diluted earnings per share:       $     687     $   5,570
                                                              =========     =========
Weighted average shares used for basic earnings per share        17,848        18,702
Dilutive securities:
     Stock options and other                                        102           162
                                                              ---------     ---------
Diluted weighted average shares                                  17,950        18,864
                                                              =========     =========

      Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock.

      The Company also has the following potentially convertible securities which, if converted, may impact dilution:

   CONVERTIBLE SECURITIES      NUMBER OF UNITS ISSUED                   CONVERSION FEATURES
-----------------------------  ----------------------  --------------------------------------------------------
Series A Preferred OP Units         1,325,275          Convertible to common stock at $68 per share/unit.
                                                       Mandatorily redeemable on 01/02/2014

Series B Preferred OP Units            35,637          On each of May 1, 2004, 2005, and 2006, holder may
                                                       exchange Units for shares of common stock at exchange
                                                       rate of 2.272727 ($44 per share) shares of common stock
                                                       for each Series B Preferred Unit.

Series B-2 Preferred OP Units         100,000          Convertible into Common OP Units after 01/31/2005 at $45
                                                       per share/unit.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.   RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the Financial Accounting Standards Board (FASB) issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement statement 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in statement 123(R) using the modified-prospective method, effective January 1, 2006. The Company is currently evaluating the impact of this standard on its results of operations and financial position.

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

13.   SUBSEQUENT EVENTS:

      Subsequent to March 31, 2005, the Company sold one property located in Leesburg, FL consisting of 96 manufactured housing sites for approximately $2.2 million and signed an agreement to sell a community located in Bonita Springs, FL comprised of 167 recreational vehicle sites for approximately $3.1 million. Combined revenues for these properties totaled $0.3 million and $0.7 million for the three month period ended March 31, 2005 and twelve month period ended December 31, 2004, respectively. Net income from these properties was $0.1 million and $0.1 million for the three month period ended March 31, 2005 and twelve month period ended December 31, 2004, respectively. Due to the immaterial effect of these transactions, both qualitatively and quantitatively, the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets will not be applied.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three months ended March 31, 2005, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 and 2004

For the three months ended March 31, 2005, income from operations before minority interest decreased by $5.7 million from $7.4 million to $1.7 million, when compared to the three months ended March 31, 2004. The decrease was due to increased expenses of $7.2 million and decreased equity income from affiliate of $0.3 million, offset by increased revenues of $1.8 million as described in more detail below.

Income from rental property increased by $2.9 million from $42.9 million to $45.8 million, or 6.8 percent, due primarily to rent increases and other community revenues.

Revenues from home sales decreased by $0.2 million from $4.0 million to $3.8 million, or 5.0 percent. The decline in the number of homes sold was offset by increases in average sales prices.

Ancillary revenues, net decreased by $0.1 million from $0.6 million to $0.5 million due primarily to increased refurbishment costs of homes utilized in the Company's rental program.

Interest income decreased by $0.2 million from $1.8 million to $1.6 million, or
11.1 percent, due primarily to a decrease in interest earning notes and receivables.

Other operating income decreased by $0.5 million from $0.3 million to a loss of $0.2 million due primarily to an increase in expenditures on unsuccessful acquisitions.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Property operating and maintenance expenses increased by $0.8 million from $10.2 million to $11.0 million, or 7.8 percent. The increase was due to increases in utility costs ($0.4 million), payroll expense ($0.1 million), repair and maintenance expense ($0.1 million), and other miscellaneous expenses ($0.2 million).

Cost of home sales decreased by $0.7 million from $3.1 million to $2.4 million, or 22.6 percent, due primarily to a decline in the number of homes sold.

Real estate taxes increased by $0.6 million from $3.2 million to $3.8 million, or 18.8 percent, due primarily to increases in assessments and tax rates.

General and administrative expenses for rental property increased by $0.7 million from $2.8 million to $3.5 million, or 25.0 percent, due to an increase in payroll and benefits ($0.3 million), legal costs ($0.3 million), and other miscellaneous expenses ($0.1 million).

Depreciation and amortization increased by $1.8 million from $11.2 million to $
13.0 million, or 16.1 percent, due primarily to change in estimated useful lives of homes utilized in the Company's rental program.

Interest expense increased by $4.4 million from $10.3 million to $14.7 million, or 42.7 percent, primarily due to increased debt levels somewhat offset by lower interest rates.

While all costs have yet to be incurred, the settlement of the Company's insurance claim relating to the Florida hurricanes of 2004 justifies a reduction of $0.5 million in the Company's reserve for loss.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 2005 and 2004. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2004 and March 31, 2005. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                    SAME PROPERTY                TOTAL PORTFOLIO
                                             ---------------------------   ---------------------------
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------
                                                   (in thousands)                 (in thousands)
Income from rental property                  $ 40,719       $ 40,222       $ 45,781       $ 42,868
                                             --------       --------       --------       --------
Property operating expenses:
     Property operating and maintenance         7,959          8,085         11,067         10,228
     Real estate taxes                          3,344          3,107          3,788          3,166
                                             --------       --------       --------       --------
            Property operating expenses        11,303         11,192         14,855         13,394
                                             --------       --------       --------       --------

Property net operating income (1)            $ 29,416       $ 29,030       $ 30,926       $ 29,474
                                             ========       ========       ========       ========

Number of properties                              122            122            137            127
Developed sites                                43,035         43,053         47,617         43,912
Occupied sites                                 35,500         35,932         38,479         36,384
Occupancy %                                      85.6%(2)       86.9%(2)       84.4%(2)       86.1%(2)
Weighted Average monthly rent per site       $    347 (2)   $    333 (2)   $    347 (2)   $    332 (2)
Sites available for development                 5,441          5,509          7,237          6,848
Sites planned for development in next year        208            115            208             69

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION, CONTINUED

On a same property basis, property net operating income increased by $0.4 million from $29.0 million to $29.4 million, or 1.3 percent. Income from rental property increased by $0.5 million from $40.2 million to $40.7 million, or 1.2 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.1 million from $11.2 million to $11.3 million, or 1.0 percent, due primarily to increases in real estate taxes and utility expenses.

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

The Company has also invested approximately $15 million in the acquisition of homes primarily intended for its rental program. Expenditures for the reminder of 2005 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $39.8 million to $12.8 million at March 31, 2005 compared to $52.6 million at December 31, 2004. Net cash provided by operating activities increased by $3.7 million to $22.8 million for the three months ended March 31, 2005 compared to $19.1 million for the three months ended March 31, 2004.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Company's properties (the "Properties"); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. If the Company is unable obtain additional debt or equity financing on acceptable terms, the Company's business, results of operations and financial condition will be adversely impacted.

At March 31, 2005, the Company's debt to total market capitalization approximated 59.1 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 8.3 years and a weighted average interest rate of 5.1 percent.

Capital expenditures for the three months ended March 31, 2005 and 2004 included recurring capital expenditures of $1.4 million and $1.1 million, respectively.

Net cash provided by investing activities increased by $7.0 million to $9.1 million for the three months ended March 31, 2005 compared to $2.1 million provided by investing activities for the three months ended March 31, 2004. This increase was due to a $40.0 million increase in net proceeds from sale of short-term investments and a $2.2 million decrease in notes receivable and officers' notes, net, offset by increased investment in rental properties of $22.4 million, reduction in distributions from affiliate of $0.5 million, and a $12.3 million decrease in proceeds from sales of installments loans to Origen.

Net cash used in financing activities increased by $52.0 million to $71.7 million for the three months ended March 31, 2005 from $19.7 million for the three months ended March 31, 2004. This increase was primarily due to payments to retire Perpetual Preferred Operating Partnership Units of $50.0 million, purchases of Company stock of $2.4 million under a one million share buy back authorization, and a $3.4 million decrease of proceeds from issuance of common stock, offset by a $2.7 million decrease in repayments of notes payable and other debt, inclusive of repayments on line of credit, a $0.6 million decrease in distributions, and a $0.5 million increase in payments for deferred financing costs.

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

The following table reconciles net income to FFO and calculates both basic and diluted FFO per share for the three months ended March 31, 2005 and 2004 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

              RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                           2005       2004
                                                          -------   ---------
Net income                                                $   687   $  5,570
Adjustments:
          Depreciation and amortization                    13,711     10,841
          Valuation adjustment(1)                             359       (407)
          Allocation of SunChamp losses(2)                      -        300
          Income allocated to common minority interests        95        709
                                                          -------   --------
Funds from operations (FFO)                               $14,852   $ 17,013
                                                          =======   ========

Weighted average common shares/OP Units outstanding:
          Basic                                            20,319     21,175
                                                          =======   ========
          Diluted                                          20,421     21,337
                                                          =======   ========

FFO per weighted average Common Share/OP Unit - Basic        0.73       0.80
                                                          =======   ========

FFO per weighted average Common Share/OP Unit - Diluted      0.73       0.80
                                                          =======   ========

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "may", "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

The Company's variable rate debt totals $104.7 million and $197.1 million as of March 31, 2005 and 2004, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the three months ended March 31, 2005 and 2004, the Company believes its interest expense would have increased or decreased by approximately $1.1 million and $2.0 million based on the $107.2 million and $204.9 million average balance outstanding under the Company's variable rate debt facilities for the three months ended March 31, 2005 and 2004, respectively.

Additionally, the Company had $14.7 million and $32.4 million LIBOR based variable rate mortgage and other notes receivables as of March 31, 2005 and 2004, respectively. If LIBOR increased or decreased by 1.0 percent during the three months ended March 31, 2005 and 2004, the Company believes interest income would have increased or decreased by approximately $0.2 million and $0.3 million based on the $14.7 million and $32.3 million average balance outstanding on all variable rate notes receivable for the three months ended March 31, 2005 and 2004, respectively.

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

      (b) There have been no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. (c) - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Board of Directors authorized a program to purchase up to 1,000,000 shares of the Company's common stock on November 15, 2004. The results of this stock repurchase program for the three months ended March 31, 2005 are as follows:

                                                      TOTAL NUMBER OF
                                                    SHARES PURCHASED AS      MAXIMUM NUMBER OF
                                        AVERAGE      PART OF PUBLICLY     SHARES THAT MAY YET BE
                    TOTAL NUMBER OF    PRICE PAID   ANNOUNCED PLANS OR    PURCHASED UNDER THE
     PERIOD         SHARES PURCHASED   PER SHARE         PROGRAMS           PLANS OR PROGRAMS
-----------------   ----------------   ----------   -------------------   ----------------------
01/01/05-01/31/05             -         $     -                -               1,000,000

02/01/05-02/28/05             -         $     -                -               1,000,000

03/01/05-03/31/05        69,000         $ 35.33           69,000                 931,000

Total                    69,000         $ 35.33           69,000                 931,000


ITEM 6. - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005

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