Form 10-Q
period 2005-06-30
SUN COMMUNITIES INC
filed 2005-08-09
CIK 912593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
OR

☐	Transition pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-12616
SUN COMMUNITIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State of Incorporation)	38-2730780 (I.R.S. Employer Identification No.)

27777 Franklin Rd. Suite 200 Southfield, Michigan (Address of Principal Executive Offices)	48034 (Zip Code)
Registrant’s telephone number, including area code: (248) 208-2500
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
Number of shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2005: 18,218,303

SUN COMMUNITIES, INC.
INDEX

		Pages
PART I

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Operations for the periods ended June 30, 2005 and 2004	4

	Consolidated Statements of Comprehensive Loss for the periods ended June 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	26

PART II

Item 2.(c)	Changes in Securities and Use of Proceeds	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits required by Item 601 of Regulation S-K	27

	Signatures	28

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 and DECEMBER 31, 2004
(amounts in thousands)

	(Unaudited)
	2005	2004
ASSETS
Investment in rental property, net	$1,159,208	$1,131,956
Cash and cash equivalents	3,392	52,586
Short-term investments	—	44,975
Inventory of manufactured homes	21,480	25,964
Investment in affiliate	47,965	48,360
Notes and other receivables	43,562	45,037
Other assets	51,202	54,289

Total assets	$1,326,809	$1,403,167

LIABILITIES
Debt	$1,062,788	$1,078,442
Line of credit	23,900	—
Other liabilities	30,504	31,936

Total liabilities	1,117,192	1,110,378

Minority interests	26,225	81,043

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 90,000 shares authorized, 19,620 and 19,626 issued in 2005 and 2004, respectively	196	196
Paid-in capital	462,299	462,522
Officer’s notes	(9,617)	(9,798)
Unearned compensation	(14,155)	(15,557)
Accumulated comprehensive earnings	(1,035)	(959)
Distributions in excess of accumulated earnings	(203,635)	(181,073)
Treasury stock, at cost, 1,402 and 1,202 shares in 2005 and 2004, respectively	(50,661)	(43,585)

Total stockholders’ equity	183,392	211,746

Total liabilities and stockholders’ equity	$1,326,809	$1,403,167

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
(amounts in thousands except for per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES
Income from rental property	$43,945	$40,396	$89,394	$82,953
Revenue from home sales	4,380	6,004	8,128	9,937
Ancillary revenues, net	738	518	1,237	1,113
Interest	1,114	1,470	2,712	3,249
Other income (loss)	(48)	222	(216)	553

Total revenues	50,129	48,610	101,255	97,805

COSTS AND EXPENSES
Property operating and maintenance	11,479	10,000	22,444	20,142
Cost of home sales	3,583	5,068	5,988	8,157
Real estate taxes	3,800	3,337	7,572	6,487
General and administrative — rental property	3,600	2,647	7,105	5,441
General and administrative — home sales	1,509	1,565	3,049	3,055
Depreciation and amortization	13,461	10,782	26,486	22,002
Extinguishment of debt	—	51,643	—	51,643
Deferred financing costs related to extinguished debt	—	5,557	—	5,557
Interest	14,617	11,169	29,320	21,503
Florida storm damage recovery	(55)	—	(555)	—

Total expenses	51,994	101,768	101,409	143,987

Equity income from affiliate	222	100	105	300

Loss from operations	(1,643)	(53,058)	(49)	(45,882)

Less income (loss) allocated to minority interest:
Preferred OP Units	—	1,109	961	2,219
Common OP Units	(200)	(6,323)	(123)	(5,639)

Loss from continuing operations	(1,443)	(47,844)	(887)	(42,462)
Income (loss) from discontinued operations	693	(57)	824	131

Net loss	$(750)	$(47,901)	$(63)	$(42,331)

Weighted average common shares outstanding:
Basic	17,731	18,639	17,789	18,670

Diluted	17,731	18,639	17,789	18,670

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(2.57)	$(0.05)	$(2.28)
Discontinued operations	0.04	0.00	0.05	0.01

Net loss	$(0.04)	$(2.57)	$(0.00)	$(2.27)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
(amounts in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(750)	$(47,901)	$(63)	$(42,331)
Unrealized income (loss) on interest rate swaps	(1,250)	2,857	(76)	1,374

Comprehensive loss	$(2,000)	$(45,044)	$(139)	$(40,957)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(amounts in thousands)
(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63)	$(42,331)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss allocated to minority interests	(123)	(5,639)
Income from discontinued operations allocated to minority interests	114	17
Gain from property dispositions	(828)	—
Depreciation and amortization	29,026	22,645
Depreciation allocated to income from discontinued operations	62	87
Amortization of deferred financing costs	1,040	804
Extinguishment of debt	—	51,643
Deferred financing costs related to extinguished debt	—	5,557
Equity income from affiliate	(105)	(300)
Decrease (increase) in inventory and other assets	3,040	(11,550)
Increase (decrease) in accounts payable and other liabilities	(1,432)	1,374

Net cash provided by operating activities	30,731	22,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(54,814)	(90,996)
Purchase of short-term investments	(84,875)	(62,000)
Proceeds from sale of short-term investments	129,850	—
Proceeds related to property dispositions	3,867	—
Distributions from affiliate	500	689
Proceeds from sale of installment loans on manufactured homes to Origen	—	12,325
Decrease in notes receivable and officer’s notes, net	1,656	21,280

Net cash used in investing activities	(3,816)	(118,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance (redemption) of common stock and OP units	(2,108)	7,487
Borrowings (repayments) on line of credit, net	23,900	(99,000)
Payments to retire Perpetual Preferred Operating Partnership Units	(50,000)	—
Payments to redeem notes payable and other debt	(18,251)	(423,081)
Proceeds from notes payable and other debt	2,550	673,580
Payments for deferred financing costs	(35)	(6,895)
Purchases of Company stock	(7,076)	(9,287)
Distributions	(25,089)	(26,350)

Net cash provided by (used in) financing activities	(76,109)	116,454

Net increase (decrease) in cash and cash equivalents	(49,194)	20,059

Cash and cash equivalents, beginning of period	52,586	24,058

Cash and cash equivalents, end of period	$3,392	$44,117

SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $35 and $294 for the six months ended June 30, 2005 and 2004, respectively	$28,362	$25,432
Noncash investing and financing activities:
Issuance of partnership units to retire capitalized lease obligations	$—	$4,725
Debt assumed for rental properties	$—	$300
Unrealized gains (losses) on interest rate swaps	$(76)	$1,374
The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation:

These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the “Company”) and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2004. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform with current period presentation.

2.	Rental Property:

The following summarizes rental property (amounts in thousands):

	June 30,	December 31,
	2005	2004
Land	$116,567	$116,187
Land improvements and buildings	1,156,283	1,145,131
Rental homes and improvements	91,190	51,540
Furniture, fixtures, and equipment	34,157	35,002
Land held for future development	30,711	31,652
Property under development	1,245	1,041

	1,430,153	1,380,553
Less accumulated depreciation	(270,945)	(248,597)

Rental property, net	$1,159,208	$1,131,956

During the first quarter of 2005, the Company acquired one property located near Tampa, FL for approximately $7.3 million comprised of 697 recreational vehicle sites and 31 manufactured home sites. The property was acquired for cash.
During the first quarter of 2005, the Company prospectively adopted a change in the estimated service lives of homes in its rental program to 10 years. The effect of this change in estimate for the three and six months ended June 30, 2005 is a decrease in net income and income from operations of approximately $1.6 million and $2.9 million, respectively, and a decrease in earnings per share of approximately $0.09 and $0.16 per share, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3.	Notes and Other Receivables:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	June 30,	December 31,
	2005	2004
Mortgage and other notes receivable, with interest payable at a weighted average interest rate of 8.29%, maturing at various dates through August 2008, substantially collateralized by manufactured home communities	$18,499	$18,499
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 6.16% and 10 years, respectively	18,050	16,447
Other receivables	7,013	10,091

	$43,562	$45,037

At June 30, 2005, the maturities of mortgages and other notes receivable are approximately as follows: 2006-$3.8 million; 2008-$14.7 million.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company’s common stock and 127,794 OP Units with substantial personal recourse. The notes become due in three equal installments on each of December 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.2 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

4.	Investment in Affiliate:

Origen Financial, Inc. (“Origen”) is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 20% of Origen at June 30, 2005 and its investment is accounted for using the equity method of accounting. Because the Company is an accelerated filer and Origen is not an accelerated filer, the Company’s periodic filings with the SEC are due prior to those of Origen. As a result, equity earnings recorded through June 30, 2005 reflect the Company’s estimate of its portion of the anticipated earnings of Origen for the periods ending June 30, 2005 and the Company’s adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
5.	Debt:

The following table sets forth certain information regarding debt (amounts in thousands):

	June 30,	December 31,
	2005	2004
Collateralized term loan, 7.01%, due September 9, 2007	$40,465	$40,837
Collateralized term loans — CMBS, 4.93-5.32%, due July 1, 2011-2016	494,511	496,031
Collateralized term loans — FNMA, of which $77.4M is variable, due May 1, 2014 and January 1, 2015 at the Company’s option, interest at 4.16 - 5.2% and 3.58 - 5.2% at June 30, 2005 and December 31, 2004, respectively	388,392	389,154
Preferred OP units, redeemable at various dates through January 2, 2014, average interest at 6.98% and 6.8% at June 30, 2005 and December 31, 2004, respectively	62,123	62,123
Senior notes, 6.77%, matured May 16, 2005	—	5,017
Mortgage notes, other	77,297	85,280

	$1,062,788	$1,078,442

The collateralized term loans totaling $923.4 million at June 30, 2005 are secured by 94 properties comprising approximately 34,325 sites representing approximately $677.1 million of net book value. The mortgage notes are collateralized by 15 communities comprising approximately 4,965 sites representing approximately $168.9 million of net book value.

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75%. During the second quarter of 2005, the Company borrowed $23.9 million. In addition, $3.3 million of availability was used to back standby letters of credit, and a maximum of $87.8 million remains available to be drawn under the facility.

At June 30, 2005, the total of maturities and amortization of debt during the next five years are approximately as follows: 2005 — $20.9 million; 2006 – $56.8 million; 2007 — $51.3 million; 2008 — $29.9 million, 2009 — $22.1 million and $881.7 million thereafter

6.	Other Income (Loss):

The components of other income (loss) are as follows for the periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Brokerage commissions	$263	$235	$474	$508
Other income (loss)	(311)	(13)	(690)	45

	$(48)	$222	$(216)	$553

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7.	Segment Reporting (amounts in thousands):

The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

	Three months ended June 30, 2005			Six months ended June 30, 2005
	Property	Manufactured		Property	Manufactured
	Operations	Home Sales	Combined	Operations	Home Sales	Combined
Revenues	$43,945 (2)	$4,380	$48,325	$89,394 (2)	$8,128	$97,522
Operating expenses/Cost of sales	15,279	3,583	18,862	30,016	5,988	36,004

Net operating income (1)/Gross profit	28,666	797	29,463	59,378	2,140	61,518
Adjustments to arrive at net income (loss):
Other revenues	809	995	1,804	1,969	1,764	3,733
Selling, general and administrative	(3,600)	(1,509)	(5,109)	(7,105)	(3,049)	(10,154)
Depreciation and amortization	(11,161)	(2,300)	(13,461)	(22,427)	(4,059)	(26,486)
Interest expense	(14,532)	(85)	(14,617)	(29,155)	(165)	(29,320)
Florida storm damage recovery	55	—	55	555	—	555
Equity income from affiliate	222	—	222	105	—	105
(Income) loss allocated to minority interest	200	—	200	(838)	—	(838)

Net income (loss) from continuing operations	$659	$(2,102)	$(1,443)	$2,482	$(3,369)	$(887)
Income from discontinued operations	687	6	693	818	6	824

Net income (loss )	$1,346	$(2,096)	$(750)	$3,300	$(3,363)	$(63)

	Three months ended June 30, 2004			Six months ended June 30, 2004
	Property	Manufactured		Property	Manufactured
	Operations	Home Sales	Combined	Operations	Home Sales	Combined
Revenues	$40,396 (2)	$6,004	$46,400	$82,953 (2)	$9,937	$92,890
Operating expenses/Cost of sales	13,337	5,068	18,405	26,629	8,157	34,786

Net operating income (1)/Gross profit	27,059	936	27,995	56,324	1,780	58,104
Adjustments to arrive at net loss:
Other revenues	1,689	521	2,210	3,611	1,304	4,915
Selling, general and administrative	(2,647)	(1,565)	(4,212)	(5,441)	(3,055)	(8,496)
Depreciation and amortization	(10,419)	(363)	(10,782)	(21,362)	(640)	(22,002)
Interest expense	(11,140)	(29)	(11,169)	(21,451)	(52)	(21,503)
Debt extinguishment costs	(51,643)	—	(51,643)	(51,643)	—	(51,643)
Deferred financing costs related to extinguished debt	(5,557)	—	(5,557)	(5,557)	—	(5,557)
Equity income from affiliate	100	—	100	300	—	300
(Income) loss allocated to minority interest	5,214	—	5,214	3,420	—	3,420

Net loss from continuing operations	$(47,344)	$(500)	$(47,844)	$(41,799)	$(663)	$(42,462)
Income (loss) from discontinued operations	(63)	6	(57)	120	11	131

Net loss	$(47,407)	$(494)	$(47,901)	$(41,679)	$(652)	$(42,331)

(1)	Investors in and analysts following the real estate industry utilize net operating income (“NOI”) as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Net income includes interest and depreciation and amortization which often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

(2)	Seasonal recreational vehicle revenue is included in Property Operations revenues and is approximately $4.0 million annually. This seasonal revenue is recognized approximately 70% in the first quarter, 5% in both the second and third quarters and 20% in the fourth quarter of each fiscal year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
7. Segment Reporting (amounts in thousands), continued:

	June 30, 2005			December 31, 2004
	Property	Manufactured		Property	Manufactured
Selected balance sheet data	Operations	Home Sales	Combined	Operations	Home Sales	Combined
Identifiable assets:
Investment in rental property, net	$1,070,758	$88,450	$1,159,208	$1,079,644	$52,312	$1,131,956
Cash and cash equivalents	3,785	(393)	3,392	53,260	(674)	52,586
Short-term investments	—	—	—	44,975	—	44,975
Inventory of manufactured homes	—	21,480	21,480	—	25,964	25,964
Investments in affiliate	47,965	—	47,965	48,360	—	48,360
Notes and other receivables	31,229	12,333	43,562	31,574	13,463	45,037
Other assets	50,088	1,114	51,202	53,118	1,171	54,289

Total assets	$1,203,825	$122,984	$1,326,809	$1,310,931	$92,236	$1,403,167

8.	Derivative Instruments and Hedging Activities (in thousands):

The Company has entered into four derivative contracts consisting of three interest rate swap agreements and an interest rate cap agreement. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt and to cap the maximum interest rate on its variable rate borrowings. The Company does not enter into derivative instruments for speculative purposes.

The swap agreements have the effect of fixing interest rates relative to a portion of a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.93 percent. A second swap matures in July 2012, with an effective fixed rate of 5.37 percent. The third swap matures in July 2007, with an effective fixed rate of 3.97 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 03, 2006. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the six months ended June 30, 2005 and 2004 totals negative $0.2 million and $0.5 million, respectively.

SFAS No. 133, the “Accounting for Derivative Instruments and Hedging Activities,” requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates a liability of $1.3 million and $1.1 million as of June 30, 2005 and December 31, 2004, respectively.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
9. Stock Options (in thousands):
The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. “Accounting for Stock Issued to Employees.” If the Company had accounted for options using the methods contained in FASB Statement No. 123, “Accounting for Stock-Based Compensation”, net income (loss) and earnings (loss) per share would have been presented as follows for the periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(750)	$(47,901)	$(63)	$(42,331)

Stock-based compensation expense under fair value method	(14)	(10)	(28)	(29)

Pro forma net loss	$(764)	$(47,911)	$(91)	$(42,360)

Earnings (loss) per share (Basic and Diluted), as reported	$(0.04)	$(2.57)	$(0.00)	$(2.27)

Earnings (loss) per share (Basic and Diluted), pro forma	$(0.04)	$(2.57)	$(0.01)	$(2.27)

Stock options issued after April 30, 2004 were valued using the Binomial model rather than the Black-Scholes-Merton formula. The difference in valuation between the two methods was not material.
10. Disposition of Properties:
During the second quarter, the Company sold two properties located in Florida comprised of 96 manufactured housing sites and 165 recreational vehicle sites for a combined sales price of $5.7 million. These transactions resulted in a $0.8 million gain.
In accordance with FAS 144, effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
10.	Disposition of Properties, continued:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income from rental property	$75	$105	$407	$416
Revenue from home sales	94	78	96	119
Ancillary revenues, net and other income (loss)	—	1	3	3
Property operating and maintenance expenses	(69)	(68)	(170)	(154)
Cost of home sales	(86)	(69)	(89)	(105)
Real estate taxes	(8)	(16)	(24)	(32)
Selling, general and administrative expenses	(3)	(3)	(6)	(6)
Depreciation and amortization	(19)	(87)	(62)	(87)
Interest expense	(23)	(6)	(45)	(6)

Income (loss) from operations	(39)	(65)	110	148

Gain on sale of properties	828	—	828	—

(Income) loss allocated to common OP units	(96)	8	(114)	(17)

Income (loss) from discontinued operations	$693	$(57)	$824	$131

11. Earnings (Loss) Per Share (in thousands):
For the periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Earnings (loss) used for basic and diluted earnings (loss) per share:
Continuing operations	$(1,443)	$(47,844)	$(887)	$(42,462)

Discontinued operations	$693	$(57)	$824	$131

Weighted average shares used for basic earnings (loss) per share	17,731	18,639	17,789	18,670
Dilutive securities:
Stock options and other	—	—	—	—

Diluted weighted average shares	17,731	18,639	17,789	18,670

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three and six month periods ending June 30, 2005 and 2004 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
11. Earnings (Loss) Per Share (in thousands), continued:
The Company also has the following potentially convertible securities which, if converted, may impact dilution:

	Number of
Convertible Securities	units issued	Conversion Features
Series A Preferred OP Units	1,325,275	Convertible to common stock at $68 per share/unit. Mandatorily redeemable on 01/02/2014

Series B Preferred OP Units	35,637	On each of May 1, 2004, 2005, and 2006, holder may exchange Units for shares of common stock at exchange rate of 2.272727 ($44 per share) shares of common stock for each Series B Preferred Unit.

Series B-2 Preferred OP Units	100,000	Convertible into Common OP Units after 01/31/2005 at $45 per share/unit.
12.	Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted. SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement statement 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in statement 123(R) using the modified-prospective method, effective January 1, 2006. The Company is currently evaluating the impact of this standard on its results of operations and financial position.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
13.	Contingencies:

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), filed a complaint against the Company, SunChamp LLC, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. The current status is that the proceedings in North Carolina have been stayed pending final determination in Michigan as to whether the dispute should be submitted to arbitration.

The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

14.	Subsequent Events:

The Company has received a “Wells Notice” from the staff of the U.S. Securities and Exchange Commission (SEC) in connection with a non-public inquiry regarding the Company. The inquiry by the SEC was commenced in January 2004 with a request for information and legal, accounting and other documentation generally regarding the Company’s investment in SunChamp LLC, the operation of SunChamp, the Company’s accounting for SunChamp and other transactions related to SunChamp. Under the SEC’s procedures, the Wells Notice indicates that the staff has made a preliminary decision to recommend that the Commission bring a civil action against the Company. The SEC Staff has informed the Company that the major focus of the Staff’s inquiry, and the primary bases for its preliminary conclusion to recommend action, relate to the Company’s accounting for the SunChamp investment during 2000, 2001 and 2002. At the direction and with supervision of the Audit Committee, the Company currently is engaged in discussions with the SEC staff regarding the Wells Notice and its planned response to this matter, and continues to cooperate fully with the SEC in respect of its investigation.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.
SIGNIFICANT ACCOUNTING POLICIES
The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or result of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the six months ended June 30, 2005, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2005 and 2004
For the three months ended June 30, 2005, income from operations before minority interest (excluding second quarter 2004 costs associated with the extinguishment of $345 million of unsecured debt of $57.2 million) decreased by $5.8 million from $4.2 million to a loss of $(1.6) million, when compared to the three months ended June 30, 2004. The decrease was due to increased expenses of $7.4 million, offset by increased revenues of $1.5 million and increased equity income from affiliate of $0.1 million as described in more detail below.
Income from rental property increased by $3.5 million from $40.4 million to $43.9 million, or 8.7 percent, due to acquisitions ($1.9 million) and rent increases and other community revenues ($1.6 million).
Revenues from home sales decreased by $1.6 million from $6.0 million to $4.4 million, or 26.7 percent, due primarily to a decline in the number of homes sold.
Ancillary revenues, net increased by $0.2 million from $0.5 million to $0.7 million due primarily to increased lease revenues provided by the Company’s rental program.
Interest income decreased by $0.4 million from $1.5 million to $1.1 million, or 26.7 percent, due primarily to a decrease in interest earning notes and receivables.
Other operating income decreased by $0.2 million from $0.2 million to a loss of less than $0.1 million due primarily to a loss associated with disposition of miscellaneous assets.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS, continued:
Property operating and maintenance expenses increased by $1.5 million from $10.0 million to $11.5 million, or 15.0 percent. The increase was due to increases in utility costs ($0.3 million), payroll expense ($0.4 million), repair and maintenance expense ($0.3 million), seminars and conventions costs related to the Company’s biennial conference for its community managers ($0.2 million), cable TV costs ($0.1 million), and other miscellaneous expenses ($0.2 million).
Cost of home sales decreased by $1.5 million from $5.1 million to $3.6 million, or 29.4 percent, due primarily to a decline in the number of homes sold.
Real estate taxes increased by $0.5 million from $3.3 million to $3.8 million, or 15.2 percent, due primarily to increases in assessments and tax rates.
General and administrative expenses for rental property increased by $1.0 million from $2.6 million to $3.6 million, or 38.5 percent, due to an increase in payroll, benefits, and consulting expenses ($0.7 million), legal costs ($0.2 million), and other miscellaneous expenses ($0.1 million).
Depreciation and amortization increased by $2.7 million from $10.8 million to $ 13.5 million, or 25.0 percent, due primarily to change in estimated useful lives of homes utilized in the Company’s rental program. The change was prospectively adopted during the first quarter of 2005.
Interest expense increased by $3.4 million from $11.2 million to $14.6 million, or 30.4 percent, primarily due to increased debt levels somewhat offset by lower interest rates.
The settlement of the Company’s insurance claim relating to the Florida hurricanes of 2004 justified a reduction of $0.1 million in the Company’s previously recorded reserve for loss.
Comparison of the six months ended June 30, 2005 and 2004
For the six months ended June 30, 2005, income from operations before minority interest decreased by $11.3 million from $11.3 million to a loss of less than $(0.1) million, when compared to the six months ended June 30, 2004 (excluding $57.2 million of costs incurred in 2004 and associated with the extinguishment of $345 million of unsecured debt). The decrease was due to increased expenses of $14.6 million, decreased equity income from affiliate of $0.2 million, offset by increased revenues of $3.5 million as described in more detail below.
Income from rental property increased by $6.4 million from $83.0 million to $89.4 million, or 7.7 percent, due to acquisitions ($3.8 million) and rent increases and other community revenues ($2.6 million).
Revenues from home sales decreased by $1.8 million from $9.9 million to $8.1 million, or 18.2 percent, due primarily to a decline in the number of homes sold.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS, continued:
Ancillary revenues, net, increased by $0.1 million from $1.1 million to $1.2 million due primarily to increased lease revenues provided by the Company’s rental program.
Interest income decreased by $0.5 million from $3.2 million to $2.7 million, or 15.6 percent, due primarily to a decrease in interest earning notes and receivables.
Other operating income decreased by $0.7 million from $0.5 million to a loss of $(0.2) million due primarily to a loss associated with disposition of miscellaneous assets ($0.4 million) and an increase in expenditures on unsuccessful acquisitions ($0.3 million).
Property operating and maintenance expenses increased by $2.3 million from $20.1 million to $22.4 million, or 11.4 percent. The increase was due to increases in utility costs ($0.7 million), payroll expense ($0.5 million), repair and maintenance expenses ($0.4 million), seminars and conventions costs related to the Company’s biennial conference for its community managers ($0.2 million), cable TV costs ($0.2 million), and other miscellaneous expenses ($0.3 million).
Cost of home sales decreased by $2.2 million from $8.2 million to $6.0 million, or 26.8 percent, due primarily to a decline in the number of homes sold.
Real estate taxes increased by $1.1 million from $6.5 million to $7.6 million, or 16.9 percent, due primarily to increases in assessments and tax rates.
General and administrative expenses for rental property increased by $1.7 million from $5.4 million to $7.1 million, or 31.5 percent, due to an increase in payroll, benefits, and consulting expenses ($1.1 million), legal costs ($0.5 million), and other miscellaneous expenses ($0.1 million).
Depreciation and amortization increased by $4.5 million from $22.0 million to $26.5 million, or 20.5 percent, due primarily to change in estimated useful lives of homes utilized in the Company’s rental program. The change was prospectively adopted during the first quarter of 2005.
Interest expense increased by $7.8 million from $21.5 million to $29.3 million, or 36.3 percent, primarily due to increased debt levels somewhat offset by lower interest rates.
The settlement of the Company’s insurance claim relating to the Florida hurricanes of 2004 justified a reduction of $0.6 million in the Company’s previously recorded reserve for loss.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAME PROPERTY INFORMATION
The following table reflects property-level financial information as of and for the three months ended June 30, 2005 and 2004. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2004 and June 30, 2005. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The “Total Portfolio” column differs from the “Same Property” column by including financial and statistical information for new development and acquisition communities.

	Same Property				Total Portfolio
	2005		2004		2005		2004
	(in thousands)				(in thousands)
Income from rental property	$79,484		$77,452		$89,394		$82,953

Property operating expenses:
Property operating and maintenance	15,986		15,527		22,444		20,142
Real estate taxes	6,672		6,209		7,572		6,487

Property operating expenses	22,658		21,736		30,016		26,629

Property net operating income (1)	$56,826		$55,716		$59,378		$56,324

Number of properties	121		121		135		132
Developed sites	42,859		42,863		47,318		45,302
Occupied sites	35,506		35,832		38,474		37,339
Occupancy %	85.6	% (2)	86.7	% (2)	84.6	% (2)	85.5	% (2)
Weighted Average monthly rent per site	$349	(2)	$337	(2)	$349	(2)	$336	(2)
Sites available for development	5,434		5,500		7,094		7,409
Sites planned for development in next year	222		61		222		61

(1)	Investors in and analysts following the real estate industry utilize net operating income (“NOI”) as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Net income includes interest and depreciation and amortization which often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

(2)	Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SAME PROPERTY INFORMATION, continued
On a same property basis, property net operating income increased by $1.1 million from $55.7 million to $56.8 million, or 2.0 percent. Income from rental property increased by $2.0 million from $77.5 million to $79.5 million, or 2.6 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $1.0 million from $21.7 million to $22.7 million, or 4.6 percent, due primarily to increases in real estate taxes and utility expenses.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders and the unitholders of the Operating Partnership, property acquisitions, development and expansion of properties, capital improvements of properties, the purchase of new and pre-owned homes and debt repayment.
The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through its $115.0 million line of credit. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership’s unitholders.
The Company plans to invest approximately $5 million in developments consisting of expansions to existing communities and the development of new communities during 2005. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.
Furthermore, the Company may invest substantial amounts in the acquisition of properties during 2005, depending upon a number of factors, including the availability of high-quality properties that meet the Company’s criteria for acquisition. The Company will finance these investments using the proceeds from its secured financing transactions, the temporary use of its line of credit until permanent secured financing can be arranged and through the assumption of existing debt on the properties.
The Company has also invested approximately $35 million in the acquisition of homes primarily intended for its rental program. Expenditures for the reminder of 2005 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.
Cash and cash equivalents decreased by $49.2 million to $3.4 million at June 30, 2005 compared to $52.6 million at December 31, 2004. Net cash provided by operating activities increased by $8.4 million to $30.7 million for the six months ended June 30, 2005 compared to $22.3 million for the six months ended June 30, 2004.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES continued:
The Company’s net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s current markets generally, and specifically in metropolitan areas of the Company’s current markets; (b) lower occupancy and rental rates of the Company’s properties (the “Properties”); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; and (d) decreased sales of manufactured homes. See “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. If the Company is unable obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.
At June 30, 2005, the Company’s debt to total market capitalization approximated 58.6 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 8.2 years and a weighted average interest rate of 5.2 percent.
Capital expenditures for the six months ended June 30, 2005 and 2004 included recurring capital expenditures of $3.3 million and $3.0 million, respectively.
Net cash used in investing activities decreased by $114.9 million to $(3.8) million for the six months ended June 30, 2005 compared to $(118.7) million used in investing activities for the six months ended June 30, 2004. This increase was due to a $107.0 million increase in net proceeds from sale of short-term investments, decreased investment in rental property of $36.2 million, a $3.4 million increase in proceeds related to property dispositions and a $0.2 million decrease in distribution from affiliate, offset by a $19.6 decrease in notes receivable and officers’ notes, net, and a $12.3 million decrease in proceeds from sales of installments loans to Origen.
Net cash used in financing activities increased by $192.6 million to $(76.1) million for the six months ended June 30, 2005 when compared to $116.5 million provided by financing activities for the six months ended June 30, 2004. This increase was primarily due to a $143.3 million decrease in net proceeds from notes payable and other debt, inclusive of borrowings on line of credit, payments to retire Perpetual Preferred Operating Partnership Units of $50.0 million, and a $9.6 million decrease of proceeds from issuance of common stock, offset by a $6.8 million decrease in payments for deferred financing costs, a $2.2 million decrease in purchases of Company stock under a one million share buy back authorization, and a $1.3 million decrease in distributions.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUPPLEMENTAL MEASURE:
     Funds from operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of the Company’s operating performance. Management generally considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not readily apparent from net income. Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.
     Because FFO excludes significant economic components of net income including depreciation and amortization, FFO should be used as an adjunct to net income and not as an alternative to net income. The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Other REITS may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other REITs.
The following table reconciles net income to FFO and calculates both basic and diluted FFO per share for the periods ended June 30, 2005 and 2004 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUPPLEMENTAL MEASURE, continued:
RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
(Amounts in thousands, except per share/OP unit amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(750)	$(47,901)	$(63)	$(42,331)
Adjustments:
Depreciation and amortization	14,100	11,073	27,764	21,914
Valuation adjustment(1)	(153)	889	206	482
Allocation of SunChamp losses(2)	—	—	—	300
Gain on disposition of assets, net	(513)	—	(466)
Income allocated to minority interest	(104)	(6,331)	(9)	(5,622)

Funds from operations (FFO)	$12,580	$(42,270)	$27,432	$(25,257)

FFO — Continuing Operations	$12,600	$(42,292)	$27,260	$(25,492)

FFO — Discontinued Operations	$(20)	$22	$172	$235

Weighted average common shares/OP Units outstanding:
Basic	20,193	21,112	20,256	21,144

Diluted	20,352	21,112	20,420	21,144

Continuing Operations:
FFO per weighted average Common Share/OP Unit — Basic	$0.62	$(2.00)	$1.34	$(1.20)

FFO per weighted average Common Share/OP Unit — Diluted	$0.62	$(2.00)	$1.34	$(1.20)

Discontinued Operations:
FFO per weighted average Common Share/OP Unit — Basic	$0.00	$0.00	$0.01	$0.01

FFO per weighted average Common Share/OP Unit — Diluted	$0.00	$0.00	$0.01	$0.01

Total Operations:
FFO per weighted average Common Share/OP Unit — Basic	$0.62	$(2.00)	$1.35	$(1.19)

FFO per weighted average Common Share/OP Unit — Diluted	$0.62	$(2.00)	$1.35	$(1.19)

(1)	The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from FFO. The valuation adjustment is included in interest expense.

(2)	The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company’s payment obligations with respect to the note are subordinate in all respects to the return of the members’ equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating FFO. A situation such as this is not contemplated in the NAREIT definition of FFO due to the unique circumstances of the transaction. Although not comparable to the precise NAREIT definition, the Company believes the inclusion of this item in its calculation of FFO to be appropriate as noted above.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those referenced under the headings entitled “Factors That May Affect Future Results” or “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company’s expectations of future events.

SUN COMMUNITIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company’s principal market risk exposure is interest rate risk. The Company mitigates this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.
The Company’s variable rate debt totals $124.9 million and $81.2 million as of June 30, 2005 and 2004, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the six months ended June 30, 2005 and 2004, the Company believes its interest expense would have increased or decreased by approximately $1.1 million and $2.5 million based on the $111.5 million and $245.9 million average balance outstanding under the Company’s variable rate debt facilities for the six months ended June 30, 2005 and 2004, respectively.
Additionally, the Company had $14.7 million LIBOR based variable rate mortgage and other notes receivables as of June 30, 2005 and 2004. If LIBOR increased or decreased by 1.0 percent during the six months ended June 30, 2005 and 2004, the Company believes interest income would have increased or decreased by approximately $0.1 million and $0.2 million based on the $14.7 million and $24.0 million average balance outstanding on all variable rate notes receivable for the six months ended June 30, 2005 and 2004, respectively.
The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of these swap agreements fixes $25 million of variable rate borrowings at 4.93 percent for the period April 2003 through July 2009, another of these swap agreements fixes $25 million of variable rate borrowings at 5.37 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.97 percent for the period April 2003 through July 2007. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 13, 2006. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

SUN COMMUNITIES, INC.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC.
PART II
ITEM 2. (c) — CHANGES IN SECURITIES AND USE OF PROCEEDS
The Board of Directors authorized a program to purchase up to 1,000,000 shares of the Company’s common stock on November 15, 2004. The results of this stock repurchase program for the three months ended June 30, 2005 are as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
		Average	Part of Publicly	Shares that May Yet Be
	Total Number of	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
04/01/05-04/30/05	131,000	$35.47	131,000	800,000

05/01/05-05/31/05	—	$—	—	800,000

06/01/05-06/30/05	—	$—	—	800,000

Total	131,000	$35.47	131,000	800,000
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 24, 2005, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:
(a)	The election of two directors to serve until the 2008 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

		% of Shares		% of Shares
Nominees	For	Voting	Against	Voting	Withheld
Gary A. Shiffman	15,963,595	96.63	555,931	3.37	1,811,927

Ronald L. Piasecki	15,963,575	96.63	555,951	3.37	1,811,927
ITEM 6. – EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K
See the attached Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 9, 2005

SUN COMMUNITIES, INC.

By:	/s/	Jeffrey P. Jorissen

Jeffrey P. Jorissen, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.