Form 10-Q
period 2005-09-30
SUN COMMUNITIES INC
filed 2005-11-09
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Number of shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2005: 18,213,841

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                           PAGES
                                                                           -----
PART I

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets as of September 30, 2005 and
              December 31, 2004                                                3

           Consolidated Statements of Operations for the periods
              ended September 30, 2005 and 2004                                4

           Consolidated Statements of Comprehensive Loss for the
              periods ended September 30, 2005 and 2004                        5

           Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2005 and 2004                                6

           Notes to Consolidated Financial Statements                       7-15

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          16-24

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         25

Item 4.    Controls and Procedures                                            26

PART II

Item 2.(c) Changes in Securities and Use of Proceeds                          27

Item 6.    Exhibits required by Item 601 of Regulation S-K                    27

           Signatures                                                         28

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                            (UNAUDITED)
                                                                2005         2004
                                                            -----------   ----------
ASSETS
   Investment in rental property, net                        $1,160,270   $1,131,956
   Cash and cash equivalents                                      4,284       52,586
   Short-term investments                                            --       44,975
   Inventory of manufactured homes                               19,947       25,964
   Investment in affiliate                                       46,518       48,360
   Notes and other receivables                                   39,526       45,037
Other assets                                                     49,200       54,289
                                                             ----------   ----------
         Total assets                                        $1,319,745   $1,403,167
                                                             ==========   ==========

LIABILITIES
   Debt                                                      $1,051,128   $1,078,442
   Line of credit                                                53,200           --
   Other liabilities                                             30,525       31,936
                                                             ----------   ----------
         Total liabilities                                    1,134,853    1,110,378
                                                             ----------   ----------
Minority interests                                               19,398       81,043
                                                             ----------   ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued                                        --           --
   Common stock, $.01 par value, 90,000 shares
      authorized, 19,816 and 19,626 issued
      in 2005 and 2004, respectively                                198          196
   Paid-in capital                                              464,616      462,522
   Officer's notes                                               (9,522)      (9,798)
   Unearned compensation                                        (13,659)     (15,557)
   Accumulated comprehensive earnings (loss)                        115         (959)
   Distributions in excess of accumulated earnings (loss)      (218,780)    (181,073)
   Treasury stock, at cost, 1,602 and 1,202 shares
      in 2005 and 2004, respectively                            (57,474)     (43,585)
                                                             ----------   ----------
         Total stockholders' equity                             165,494      211,746
                                                             ----------   ----------
         Total liabilities and stockholders' equity          $1,319,745   $1,403,167
                                                             ==========   ==========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS
                                                              ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        -----------------   -------------------
                                                          2005      2004      2005       2004
                                                        -------   -------   --------   --------
REVENUES
Income from rental property                             $44,022   $40,852   $133,416   $123,805
Revenue from home sales                                   6,008     4,786     14,136     14,723
Rental revenues, net                                        660       351      1,327      1,138
Ancillary revenues, net                                      36        38        606        364
Interest                                                    863     1,744      3,575      4,993
Other income (loss)                                        (195)      118       (411)       671
                                                        -------   -------   --------   --------
   Total revenues                                        51,394    47,889    152,649    145,694

COSTS AND EXPENSES
Property operating and maintenance                       11,722    10,687     34,166     30,829
Cost of home sales                                        4,784     3,771     10,772     11,928
Real estate taxes                                         3,801     3,504     11,373      9,991
General and administrative - rental property              3,630     3,098     10,735      8,539
General and administrative - home sales and rentals       1,826     1,410      4,875      4,465
Depreciation and amortization                            13,525    10,944     40,011     32,946
Extinguishment of debt                                       --        --         --     51,643
Deferred financing costs related to extinguished debt        --        --         --      5,557
Interest                                                 15,179    12,873     44,499     34,376
Florida storm damage (recovery)                              --       600       (555)       600
                                                        -------   -------   --------   --------
   Total expenses                                        54,467    46,887    155,876    190,874
Equity income (loss) from affiliate                      (1,147)      749     (1,042)     1,049
                                                        -------   -------   --------   --------
      Income (loss) from operations                      (4,220)    1,751     (4,269)   (44,131)
Less income (loss) allocated to minority interest:
   Preferred OP Units                                        --     1,109        961      3,328
   Common OP Units                                         (495)       77       (618)    (5,562)
                                                        -------   -------   --------   --------
Income (loss) from continuing operations                 (3,725)      565     (4,612)   (41,897)
Income (loss) from discontinued operations                   --       (11)       824        120
                                                        -------   -------   --------   --------
      Net income (loss)                                 $(3,725)  $   554   $ (3,788)  $(41,777)
                                                        =======   =======   ========   ========
Weighted average common shares outstanding:
   Basic                                                 17,746    18,100     17,775     18,480
                                                        =======   =======   ========   ========
   Diluted                                               17,746    18,246     17,775     18,480
                                                        =======   =======   ========   ========
Basic earnings (loss) per share:
   Continuing operations                                $ (0.21)  $  0.03   $  (0.26)  $  (2.27)
   Discontinued operations                                   --      0.00       0.05       0.01
                                                        -------   -------   --------   --------
   Net income (loss)                                    $ (0.21)  $  0.03   $  (0.21)  $  (2.26)
                                                        =======   =======   ========   ========
Diluted earnings (loss) per share:
   Continuing operations                                $ (0.21)  $  0.03   $  (0.26)  $  (2.27)
   Discontinued operations                                   --      0.00       0.05       0.01
                                                        -------   -------   --------   --------
   Net income (loss)                                    $ (0.21)  $  0.03   $  (0.21)  $  (2.26)
                                                        =======   =======   ========   ========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              SUN COMMUNITIES, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                  ------------------   ------------------
                                                     2005      2004      2005      2004
                                                   -------   -------   -------   --------
Net income (loss)                                  $(3,725)  $   554   $(3,788)  $(41,777)
Unrealized income (loss) on interest rate swaps      1,150    (1,616)    1,074       (242)
                                                   -------   -------   -------   --------
Comprehensive loss                                 $(2,575)  $(1,062)  $(2,714)  $(42,019)
                                                   =======   =======   =======   ========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   2005        2004
                                                                                 --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (3,788)  $ (41,777)
   Adjustments to reconcile net loss to cash provided by operating activities:
      Loss allocated to minority interests                                           (618)     (5,562)
      Income from discontinued operations allocated to minority interests             114          16
      Gain from property dispositions                                                (828)         --
      Depreciation and amortization                                                43,764      34,269
      Depreciation allocated to income from discontinued operations                    62         130
      Amortization of deferred financing costs                                      1,489       1,403
      Extinguishment of debt                                                           --      51,643
      Deferred financing costs related to extinguished debt                            --       5,557
      Equity loss (income) from affiliate                                           1,042      (1,049)
      Decrease (increase) in inventory and other assets                             5,444      (7,189)


      Increase (decrease) in accounts payable and other liabilities                (1,411)      5,182
                                                                                 --------   ---------
         Net cash provided by operating activities                                 45,270      42,623


                                                                                 --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in rental properties                                             (73,043)   (118,392)
      Purchase of short-term investments                                          (84,875)    (62,000)
      Proceeds from sale of short-term investments                                129,850      56,000
      Proceeds related to property dispositions                                     3,867          --
      Distributions from affiliate                                                    800         988
      Proceeds from sale of installment loans on manufactured homes to Origen          --      12,463
      Decrease in notes receivable and officer's notes, net                         5,787      17,840
                                                                                 --------   ---------
         Net cash used in investing activities                                    (17,614)    (93,101)
                                                                                 --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance (redemption) of common stock and OP units         (2,190)        809
      Borrowings (repayments) on line of credit, net                               53,200     (99,000)
      Payments to retire Perpetual Preferred Operating Partnership Units          (50,000)         --
      Payments to redeem notes payable and other debt                             (33,386)   (422,289)
      Proceeds from notes payable and other debt                                    6,025     696,064
      Payments for deferred financing costs                                           (35)     (9,498)
      Purchases of Company stock                                                  (13,889)    (37,082)
      Distributions                                                               (35,683)    (39,403)
                                                                                 --------   ---------
         Net cash provided by (used in) financing activities                      (75,958)     89,601
                                                                                 --------   ---------
   Net increase (decrease) in cash and cash equivalents                           (48,302)     39,123

   Cash and cash equivalents, beginning of period                                  52,586      24,058
                                                                                 --------   ---------
   Cash and cash equivalents, end of period                                      $  4,284   $  63,181
                                                                                 ========   =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $53 and $341 for
   the nine months ended September 30, 2005 and 2004, respectively               $ 43,282   $  38,311
Noncash investing and financing activities:
   Issuance of partnership units to retire capitalized lease obligations         $     --   $   4,725
   Debt assumed for rental properties                                            $     --   $     300
   Unrealized gains (losses) on interest rate swaps                              $  1,074   $    (242)

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

2.   RENTAL PROPERTY:

     The following summarizes rental property (amounts in thousands):

                                     SEPTEMBER 30,   DECEMBER 31,
                                          2005           2004
                                     -------------   ------------
Land                                 $  116,568       $  116,187
Land improvements and buildings       1,155,431        1,145,131
Rental homes and improvements           103,746           51,540
Furniture, fixtures, and equipment       35,626           35,002
Land held for future development         30,778           31,652
Property under development                1,465            1,041
                                     ----------       ----------
                                      1,443,614        1,380,553
Less accumulated depreciation          (283,344)        (248,597)
                                     ----------       ----------
Rental property, net                 $1,160,270       $1,131,956
                                     ==========       ==========

     During the first quarter of 2005, the Company acquired one property located near Tampa, FL for approximately $7.3 million comprised of 697 recreational vehicle sites and 31 manufactured home sites. The property was acquired for cash.

     During the first quarter of 2005, the Company prospectively adopted a change in the estimated service lives of homes in its rental program to 10 years. The effect of this change in estimate for the three and nine months ended September 30, 2005 is a decrease in net income and income from operations of approximately $1.8 million and $4.7 million, respectively, and a decrease in earnings per share of approximately $0.10 and $0.26 per share, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   NOTES AND OTHER RECEIVABLES:

     The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                       2005          2004
                                                                  -------------  ------------
Mortgage and other notes receivable, with interest payable at a weighted average interest rate of 6.08% and 7.49% at
   September 30, 2005 and December 31, 2004, respectively,
   maturing at various dates through August 2008, substantially
   collateralized by manufactured home communities                   $13,532        $18,499

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
   6.08% and 10 years, respectively                                   19,112         16,447
Other receivables                                                      6,882         10,091
                                                                     -------        -------
                                                                     $39,526        $45,037
                                                                     =======        =======

     Notes receivable totaling approximately $5.0 million were repaid in advance of their maturity dates. The remaining mortgage of $13.5 million is due on May 1, 2008.

     Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. The notes become due in three equal installments on each of December 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.3 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively.

4.   INVESTMENT IN AFFILIATE:

     Origen Financial, Inc. ("Origen") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 20% of Origen at September 30, 2005 and its investment is accounted for using the equity method of accounting. Because the Company is an accelerated filer and Origen is not an accelerated filer, the Company's periodic filings with the SEC are due prior to those of Origen. As a result, equity earnings recorded through September 30, 2005 reflect the Company's estimate of its portion of the anticipated earnings of Origen for the periods ending September 30, 2005 and the Company's adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   DEBT:

     The following table sets forth certain information regarding debt (amounts in thousands):

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2005           2004
                                                                           -------------   ------------
Collateralized term loan, 7.01%, due September 9, 2007                       $   40,274     $   40,837
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016             494,511        496,031
Collateralized term loans - FNMA, of which $77.4M is variable, due
   May 1, 2014 and January 1, 2015 at the Company's option,  interest at
   4.34 - 5.2% and 3.58 - 5.2% at September 30, 2005 and December 31,
   2004, respectively                                                           388,016        389,154
Preferred OP units, redeemable at various dates through
   January 2, 2014, average interest at 6.98% and 6.8%
   at September 30, 2005 and December 31, 2004, respectively                     62,123         62,123
Senior notes, 6.77%, matured May 16, 2005                                            --          5,017

Mortgage notes, other                                                            66,204         85,280
                                                                             ----------     ----------
                                                                             $1,051,128     $1,078,442
                                                                             ==========     ==========

     The collateralized term loans totaling $922.8 million at September 30, 2005 are secured by 94 properties comprising approximately 34,352 sites representing approximately $674.4 million of net book value. The mortgage notes are collateralized by 14 communities comprising approximately 4,697 sites representing approximately $155.5 million of net book value.

     The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75%. During the nine months ended September 30, 2005, the Company borrowed $53.2 million. In addition, $3.3 million of availability was used to back standby letters of credit, and a maximum of $58.5 million remains available to be drawn under the facility.

     At September 30, 2005, the total of maturities and amortization of debt during the next five years are approximately as follows: 2006 - $19.3 million; 2007 - $88.5 million; 2008 - $16.9 million, 2009 - $25.8 million;
     2010 - $22.2 million and $878.4 million thereafter.

6.   OTHER INCOME (LOSS):

     The components of other income (loss) are as follows for the periods ended September 30, 2005 and 2004 (in thousands):

                                         THREE MONTHS    NINE MONTHS
                                            ENDED           ENDED
                                        SEPTEMBER 30,   SEPTEMBER 30,
                                        -------------   -------------
                                         2005    2004    2005    2004
                                        -----   -----   -----   -----
Brokerage commissions                   $ 232    $209   $ 706    $717
Disposal of assets                       (365)    (15)   (727)     (8)
Unsuccessful acquisition expenditures      (5)    (74)   (360)    (80)
Other income (loss)                       (57)     (2)    (30)     42
                                        -----    ----   -----    ----
                                        $(195)   $118   $(411)   $671
                                        =====    ====   =====    ====

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

     The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2005   NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                     -------------------------------------   ------------------------------------
                                                      PROPERTY    MANUFACTURED                PROPERTY    MANUFACTURED
                                                     OPERATIONS    HOME SALES    COMBINED    OPERATIONS    HOME SALES    COMBINED
                                                     ----------   ------------   --------    ----------   ------------   --------
Revenues                                             $ 44,022(2)    $ 6,008      $ 50,030    $133,416(2)    $14,136      $147,552
Operating expenses/Cost of sales                       15,523         4,784        20,307      45,539        10,772        56,311
                                                     --------       -------      --------    --------       -------      --------
   Net operating income (1)/Gross profit               28,499         1,224        29,723      87,877         3,364        91,241
Adjustments to arrive at net income (loss):
   Rental revenues                                         --         2,549         2,549          --         6,181         6,181
   Operating expenses - rental                             --        (1,889)       (1,889)         --        (4,854)       (4,854)
   Other revenues                                         524           180           704       2,493         1,277         3,770
   Selling, general and administrative                 (3,630)       (1,826)       (5,456)    (10,735)       (4,875)      (15,610)
   Depreciation and amortization                      (10,903)       (2,622)      (13,525)    (33,330)       (6,681)      (40,011)
   Interest expense                                   (15,100)          (79)      (15,179)    (44,255)         (244)      (44,499)
   Florida storm (damage) recovery                         --            --            --         555            --           555
   Equity income (loss) from affiliate                 (1,147)           --        (1,147)     (1,042)           --        (1,042)
   (Income) loss allocated to minority interest           495            --           495        (343)           --          (343)
                                                     --------       -------      --------    --------       -------      --------
      Net income (loss) from continuing operations   $ (1,262)      $(2,463)     $ (3,725)   $  1,220       $(5,832)     $ (4,612)
      Income from discontinued operations                  --            --            --         818             6           824
                                                     --------       -------      --------    --------       -------      --------
         Net income (loss)                           $ (1,262)      $(2,463)     $ (3,725)   $  2,038       $(5,826)     $ (3,788)
                                                     ========       =======      ========    ========       =======      ========

                                                     THREE MONTHS ENDED SEPTEMBER 30, 2004   NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                     -------------------------------------   ------------------------------------
                                                      PROPERTY    MANUFACTURED                PROPERTY    MANUFACTURED
                                                     OPERATIONS    HOME SALES    COMBINED    OPERATIONS    HOME SALES    COMBINED
                                                     ----------   ------------   --------    ----------   ------------   --------
Revenues                                             $ 40,852(2)    $ 4,786      $ 45,638    $123,805(2)    $14,723      $138,528
Operating expenses/Cost of sales                       14,191         3,771        17,962      40,820        11,928        52,748
                                                     --------       -------      --------    --------       -------      --------
   Net operating income (1)/Gross profit               26,661         1,015        27,676      82,985         2,795        85,780
Adjustments to arrive at net income (loss):
   Rental revenues                                         --         1,186         1,186          --         3,277         3,277
   Operating expenses - rental                             --          (835)         (835)         --        (2,139)       (2,139)
   Other revenues                                       1,856            44         1,900       5,467           561         6,028
   Selling, general and administrative                 (3,098)       (1,410)       (4,508)     (8,539)       (4,465)      (13,004)
   Depreciation and amortization                      (10,555)         (389)      (10,944)    (31,917)       (1,029)      (32,946)
   Interest expense                                   (12,833)          (40)      (12,873)    (34,284)          (92)      (34,376)
   Debt extinguishment costs                               --            --            --     (51,643)           --       (51,643)
   Deferred financing costs related to
      extinguished debt                                    --            --            --      (5,557)           --        (5,557)
   Florida storm damage                                  (600)           --          (600)       (600)           --          (600)
   Equity income from affiliate                           749            --           749       1,049            --         1,049
   (Income) loss allocated to minority interest        (1,186)           --        (1,186)      2,234            --         2,234
                                                     --------       -------      --------    --------       -------      --------
      Net income (loss) from continuing operations   $    994       $  (429)     $    565    $(40,805)      $(1,092)     $(41,897)
      Income (loss) from discontinued operations          (23)           12           (11)         97            23           120
                                                     --------       -------      --------    --------       -------      --------
         Net income (loss)                           $    971       $  (417)     $    554    $(40,708)      $(1,069)     $(41,777)
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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

SELECTED BALANCE SHEET DATA

                                                  SEPTEMBER 30, 2005                        DECEMBER 31, 2004
                                        --------------------------------------   --------------------------------------
                                         PROPERTY    MANUFACTURED                 PROPERTY    MANUFACTURED
                                        OPERATIONS    HOME SALES     COMBINED    OPERATIONS    HOME SALES     COMBINED
                                        ----------   ------------   ----------   ----------   ------------   ----------
Identifiable assets:
   Investment in rental property, net   $1,061,798     $ 98,472     $1,160,270   $1,079,644     $52,312      $1,131,956
   Cash and cash equivalents                 4,494         (210)         4,284       53,260        (674)         52,586
   Short-term investments                       --           --             --       44,975          --          44,975
   Inventory of manufactured homes              --       19,947         19,947           --      25,964          25,964
   Investments in affiliate                 46,518           --         46,518       48,360          --          48,360
   Notes and other receivables              32,594        6,932         39,526       31,574      13,463          45,037
   Other assets                             48,096        1,104         49,200       53,118       1,171          54,289
                                        ----------     --------     ----------   ----------     -------      ----------
      Total assets                      $1,193,500     $126,245     $1,319,745   $1,310,931     $92,236      $1,403,167
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

     The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the nine months ended September 30, 2005 and 2004 totals negative $0.4 million and negative $0.3 million, respectively.

     SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates a liability of $0.4 million and $1.1 million as of September 30, 2005 and December 31, 2004, respectively.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.   STOCK OPTIONS (IN THOUSANDS):

The Company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for options using the methods contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income (loss) and earnings (loss) per share would have been presented as follows for the periods ended September 30, 2005 and 2004:

                                                               THREE MONTHS        NINE MONTHS
                                                                  ENDED               ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                             ---------------   ------------------
                                                               2005     2004     2005      2004
                                                             -------   -----   -------   --------
Net income (loss), as reported                               $(3,725)  $ 554   $(3,788)  $(41,777)
Stock-based compensation expense under fair value method         (14)    (17)      (42)       (46)
                                                             -------   -----   -------   --------
Pro forma net income (loss)                                  $(3,739)  $ 537   $(3,830)  $(41,823)
                                                             =======   =====   =======   ========
Earnings (loss) per share (Basic and Diluted), as reported   $ (0.21)  $0.03   $ (0.21)  $  (2.26)
                                                             =======   =====   =======   ========
Earnings (loss) per share (Basic and Diluted), pro forma     $ (0.21)  $0.03   $ (0.22)  $  (2.26)
                                                             =======   =====   =======   ========

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  DISPOSITION OF PROPERTIES, CONTINUED:

                                                               THREE MONTHS    NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                             --------------   -------------
                                                               2005    2004    2005    2004
                                                              -----   -----   -----   -----
Income from rental property                                    $--    $108    $ 407   $ 524
Revenue from home sales                                         --      51       96     170
Ancillary and rental revenues, net and other income (loss)      --       5        3       8
Property operating and maintenance expenses                     --     (51)    (170)   (205)
Cost of home sales                                              --     (41)     (89)   (146)
Real estate taxes                                               --     (16)     (24)    (48)
Selling, general and administrative expenses                    --      (3)      (6)     (9)
Depreciation and amortization                                   --     (43)     (62)   (130)
Interest expense                                                --     (22)     (45)    (28)
                                                               ---    ----    -----   -----
   Income (loss) from operations                                --     (12)     110     136
Gain on sale of properties                                      --      --      828      --
(Income) loss allocated to common OP units                      --       1     (114)    (16)
                                                               ---    ----    -----   -----
   Income (loss) from discontinued operations                  $--    $(11)   $ 824   $ 120
                                                               ===    ====    =====   =====

11.  EARNINGS (LOSS) PER SHARE (IN THOUSANDS):

     For the periods ended September 30, 2005 and 2004:

                                                                           THREE MONTHS         NINE MONTHS
                                                                              ENDED                ENDED
                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                        -----------------   ------------------
                                                                          2005      2004      2005      2004
                                                                        -------   -------   -------   --------
Earnings (loss) used for basic and diluted earnings (loss) per share:
   Continuing operations                                                $(3,725)  $   565   $(4,612)  $(41,897)
                                                                        =======   =======   =======   ========
   Discontinued operations                                              $    --   $   (11)  $   824   $    120
                                                                        =======   =======   =======   ========
Weighted average shares used for basic earnings (loss) per share         17,746    18,100    17,775     18,480
Dilutive securities:
   Stock options and other                                                   --       146        --         --
                                                                        -------   -------   -------   --------
Diluted weighted average shares                                          17,746    18,246    17,775     18,480
                                                                        =======   =======   =======   ========

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the nine month periods ending September 30, 2005 and 2004 and for the three months ended September 30, 2005 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  EARNINGS (LOSS) PER SHARE (IN THOUSANDS), CONTINUED:

The Company also has the following potentially convertible securities which, if converted, may impact dilution:

                                  NUMBER OF
    CONVERTIBLE SECURITIES      UNITS ISSUED          CONVERSION FEATURES
-----------------------------   ------------   ---------------------------------
Series A Preferred OP Units       1,325,275    Convertible to common stock at
                                               $68 per share/unit. Mandatorily
                                               redeemable on 01/02/2014

Series B Preferred OP Units          35,637    On each of May 1, 2004, 2005, and
                                               2006, holder may exchange Units
                                               for shares of common stock at
                                               exchange rate of 2.272727 ($44
                                               per share) shares of common stock
                                               for each Series B Preferred Unit.

Series B-2 Preferred OP Units       100,000    Convertible into Common OP Units
                                               after 01/31/2005 at $45 per
                                               share/unit.

12.  RECENT ACCOUNTING PRONOUNCEMENTS:

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted. SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.

     In December 2004, the FASB issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement statement 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in statement 123(R) using the modified-prospective method, effective January 1, 2006. The Company is currently evaluating the impact of this standard on its results of operations and financial position.

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

     As previously disclosed, the Company and certain of its employees have received "Wells Notices" from the staff of the U.S. Securities and Exchange Commission (SEC) in connection with a non-public inquiry regarding the Company. The inquiry by the SEC was commenced in January 2004 with a request for information and legal, accounting and other documentation generally regarding the Company's investment in SunChamp LLC, the operation of SunChamp, the Company's accounting for SunChamp and other transactions related to SunChamp. Under the SEC's procedures, the Wells Notices indicate that the staff has made a preliminary decision to recommend that the Commission bring a civil action against the Company and certain of its employees. The SEC Staff has informed the Company that the major focus of the Staff's inquiry, and the primary bases for its preliminary conclusion to recommend action, relate to the Company's accounting for the SunChamp investment during 2000, 2001 and 2002. At the direction and with supervision of the Audit Committee, the Company has cooperated fully with the SEC in respect of its investigation.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

14.  SUBSEQUENT EVENTS:

     The Company owns a portfolio of nineteen communities in Florida comprising of over 10,000 sites. Subsequent to September 30, 2005 Hurricane Wilma destroyed five owner-occupied homes and one permanent recreational vehicle. The aggregate amount of damages before any recovery from insurance is expected to approximate $600,000. Most of the damage relates to debris, largely trees, and signs, fencing, awnings, and carports.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2004 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the nine months ended September 30, 2005, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2005 and 2004

For the three months ended September 30, 2005, income from operations before minority interest decreased by $6.0 million from $1.8 million to a loss of $(4.2) million, when compared to the three months ended September 30, 2004. The decrease was due to increased expenses of $7.6 million, offset by increased revenues of $3.5 million and decreased equity income from affiliate of $1.9 million as described in more detail below.

Income from rental property increased by $3.1 million from $40.9 million to $44.0 million, or 7.6 percent, due to acquisitions ($1.5 million) and rent increases and other community revenues ($1.6 million).

Revenues from home sales increased by $1.2 million from $4.8 million to $6.0 million, or 25.0 percent. The decline in the number of homes sold was more than offset by increases in average sales prices.

Rental revenues, net increased by $0.3 million from $0.4 million to $0.7 million due primarily to increased number of tenants in the Company's rental program.

Interest income decreased by $0.8 million from $1.7 million to $0.9 million, or
47.1 percent, due primarily to the payoff of interest earning notes and receivables by the borrowers.

Other income decreased by $0.3 million from $0.1 million to a loss of $0.2 million due primarily to a loss associated with disposition of miscellaneous assets.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Property operating and maintenance expenses increased by $1.0 million from $10.7 million to $11.7 million, or 9.3 percent. The increase was due to property acquisitions ($0.6 million), increases in utility costs ($0.2 million), payroll expense ($0.1 million), and repair and maintenance expense ($0.1 million).

Cost of home sales increased by $1.0 million from $3.8 million to $4.8 million, or 26.3 percent. The decline in the number of homes sold was more than offset by increases in average cost of homes. Overall home sales gross margins increased from $1.0 to $1.2 million, or 20.0 percent.

Real estate taxes increased by $0.3 million from $3.5 million to $3.8 million, or 8.6 percent, due primarily to increases in assessments and tax rates.

General and administrative expenses for rental property increased by $0.5 million from $3.1 million to $3.6 million, or 16.1 percent, due primarily to an increase in legal costs related to the previously disclosed SEC inquiry.

General and administrative expenses for home sales increased by $0.4 million from $1.4 million to $1.8 million, or 28.6 percent, due to increases in income tax expense ($0.3 million) and other miscellaneous expenses ($0.1 million).

Depreciation and amortization increased by $2.6 million from $10.9 million to $
13.5 million, or 23.9 percent, due primarily to a change in estimated useful lives of homes utilized in the Company's rental program and an increase in the total rental home portfolio. The change in estimated useful lives was prospectively adopted during the first quarter of 2005.

Interest expense increased by $2.3 million from $12.9 million to $15.2 million, or 17.8 percent, primarily due to increased debt levels somewhat offset by lower interest rates.

Comparison of the nine months ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, income from operations before minority interest decreased by $17.4 million from $13.1 million to a loss of $(4.3) million, when compared to the nine months ended September 30, 2004 (excluding $57.2 million of costs incurred in 2004 and associated with the extinguishment of $345 million of unsecured debt). The decrease was due to increased expenses of $22.2 million, decreased equity income from affiliate of $2.1 million, offset by increased revenues of $6.9 million as described in more detail below.

Income from rental property increased by $9.6 million from $123.8 million to $133.4 million, or 7.8 percent, due to acquisitions ($4.6 million) and rent increases and other community revenues ($5.0 million).

Revenues from home sales decreased by $0.6 million from $14.7 million to $14.1 million, or 4.1 percent, due primarily to a decline in the number of homes sold somewhat offset by increases in home sales prices.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Rental revenues, net increased by $0.2 million from $1.1 million to $1.3 million due primarily to increased number of tenants in the Company's rental program.

Ancillary revenues, net, increased by $0.2 million from $0.4 million to $0.6 million due primarily to a broker fee received in relation to a property acquisition by an unrelated third party.

Interest income decreased by $1.4 million from $5.0 million to $3.6 million, or
28.0 percent, due primarily to a decrease in interest earning notes and receivables.

Other income decreased by $1.1 million from $0.7 million to a loss of $(0.4) million due to a loss associated with disposition of miscellaneous assets ($0.7 million), an increase in expenditures on unsuccessful acquisitions ($0.3 million), and miscellaneous expenses ($0.1 million).

Property operating and maintenance expenses increased by $3.4 million from $30.8 million to $34.2 million, or 11.0 percent. The increase was due to property acquisitions ($1.7 million), increases in utility costs ($0.4 million), payroll expense ($0.3 million), repair and maintenance expenses ($0.4 million), seminars and conventions costs related to the Company's biennial conference for its community managers ($0.2 million), cable TV costs ($0.3 million), and other miscellaneous expenses ($0.1 million).

Cost of home sales decreased by $1.1 million from $11.9 million to $10.8 million, or 9.2 percent, due primarily to a decline in the number of homes sold. Overall home sales gross margins increased from $2.8 to $3.3 million, or 17.9 percent.

Real estate taxes increased by $1.4 million from $10.0 million to $11.4 million, or 14.0 percent, due primarily to increases in assessments and tax rates.

General and administrative expenses for rental property increased by $2.2 million from $8.5 million to $10.7 million, or 25.9 percent, due to an increase in payroll, benefits, and consulting expenses ($1.2 million) and legal costs ($1.0 million).

General and administrative expenses for home sales increased by $0.4 million from $4.5 million to $4.9 million, or 8.9 percent, due primarily to increases in income tax expense.

Depreciation and amortization increased by $7.1 million from $32.9 million to $40.0 million, or 21.6 percent, due primarily to change in estimated useful lives of homes utilized in the Company's rental program and an increase in the total rental home portfolio. The change in estimated useful lives was prospectively adopted during the first quarter of 2005.

Interest expense increased by $10.1 million from $34.4 million to $44.5 million, or 29.4 percent, primarily due to increased debt levels somewhat offset by lower interest rates.

The settlement of the Company's insurance claim relating to the Florida hurricanes of 2004 resulted in the elimination of the Company's previously recorded reserve for losses of $0.6 million.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 2005 and 2004. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2004 and September 30, 2005. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                  SAME PROPERTY              TOTAL PORTFOLIO
                                             ----------------------      ----------------------
                                               2005          2004          2005          2004
                                             --------      --------      --------      --------
                                                 (in thousands)              (in thousands)
Income from rental property                  $118,443      $115,061      $133,416      $123,805
                                             --------      --------      --------      --------
Property operating expenses:
   Property operating and maintenance          24,156        23,651        34,166        30,829
   Real estate taxes                           10,008         9,439        11,373         9,991
                                             --------      --------      --------      --------
      Property operating expenses              34,164        33,090        45,539        40,820
                                             --------      --------      --------      --------
Property net operating income(1)             $ 84,279      $ 81,971      $ 87,877      $ 82,985
                                             ========      ========      ========      ========
Number of properties                              121           121           135           133
Developed sites                                42,867        42,896        47,326        45,726
Occupied sites                                 35,361        35,561        38,318        37,429
Occupancy %                                      85.2%(2)      85.9%(2)      84.2%(2)      84.7%(2)
Weighted Average monthly rent per site       $    353(2)   $    340(2)   $    352(2)   $    339(2)
Sites available for development                 5,420         5,446         7,080         7,355
Sites planned for development in next year        112             5           112             5

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAME PROPERTY INFORMATION, CONTINUED

On a same property basis, property net operating income increased by $2.3 million from $82.0 million to $84.3 million, or 2.8 percent. Income from rental property increased by $3.3 million from $115.1 million to $118.4 million, or 2.9 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $1.1 million from $33.1 million to $34.2 million, or 3.3 percent, due primarily to increases in real estate taxes and repair and maintenance expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

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

The Company has invested approximately $3.3 million in its development communities consisting primarily of costs necessary to complete home site improvements such as driveways, sidewalks, piers, pads and runners and anticipates investing an additional $1.2 million for such costs during the remainder of 2005. the Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

The Company has invested $7.3 million in the acquisition of properties during 2005. Although substantial acquisitions are not anticipated prior to year end, the Company continuously seeks acquisition opportunities that meet the Company's criteria for acquisition. Should such investment opportunities arise the Company will finance the acquisitions though the temporary use of its line of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

The Company has also invested approximately $46 million in the acquisition of homes primarily intended for its rental program. Expenditures for the reminder of 2005 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $48.3 million to $4.3 million at September 30, 2005 compared to $52.6 million at December 31, 2004. Net cash provided by operating activities increased by $2.7 million to $45.3 million for the nine months ended September 30, 2005 compared to $42.6 million for the nine months ended September 30, 2004.

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

At September 30, 2005, the Company's debt to total market capitalization approximated 62.1 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 8.1 years and a weighted average interest rate of 5.2 percent.

Capital expenditures for the nine months ended September 30, 2005 and 2004 included recurring capital expenditures of $5.5 million and $4.9 million, respectively.

Net cash used in investing activities decreased by $75.5 million to $(17.6) million for the nine months ended September 30, 2005 compared to $(93.1) million used in investing activities for the nine months ended September 30, 2004. This decrease was due to a $51.0 million increase in net proceeds from sale of short-term investments, decreased investment in rental property of $45.3 million, a $3.9 million increase in proceeds related to property dispositions, offset by a $0.2 million decrease in distribution from affiliate, a $12.0 decrease in notes receivable and officers' notes, net, and a $12.5 million decrease in proceeds from sales of installments loans to Origen.

Net cash used in financing activities increased by $165.6 million to $(76.0) million for the nine months ended September 30, 2005 when compared to $89.6 million provided by financing activities for the nine months ended September 30, 2004. This increase was primarily due to a $149.0 million decrease in net proceeds from notes payable and other debt, inclusive of borrowings on line of credit, payments of $50.0 million to retire Perpetual Preferred Operating Partnership Units, and a $3.0 million decrease of proceeds from issuance of common stock, offset by a $9.5 million decrease in payments for deferred financing costs, a $23.2 million decrease in purchases of Company stock under a one million share buy back authorization, and a $3.7 million decrease in distributions.

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

The following table reconciles net income to FFO and calculates both basic and diluted FFO per share for the periods ended September 30, 2005 and 2004 (in thousands):

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

              RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS (AMOUNTS IN THOUSANDS, EXEPT PER SHARE/OP UNIT AMOUNTS) (UNAUDITED)

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   ------------------
                                                             2005      2004      2005      2004
                                                           -------   -------   -------   --------
Net income (loss)                                          $(3,725)  $   554   $(3,788)  $(41,777)
Adjustments:
   Depreciation and amortization                            14,166    11,195    41,930     33,109
   Valuation adjustment(1)                                     194      (180)      400        302
   Allocation of SunChamp losses(2)                             --        --        --        300

   (Gain) loss on disposition of assets, net                   365                (101)
   Income (loss) allocated to minority interest               (495)       76      (504)    (5,546)
                                                           -------   -------   -------   --------
Funds from operations (FFO)                                $10,505   $11,645   $37,937   $(13,612)
                                                           =======   =======   =======   ========
FFO - Continuing Operations                                $10,505   $11,614   $37,765   $(13,878)
                                                           =======   =======   =======   ========
FFO - Discontinued Operations                              $    --   $    31   $   172   $    266
                                                           =======   =======   =======   ========
Weighted average common shares/OP Units outstanding:
   Basic                                                    20,103    20,574    20,205     20,954
                                                           =======   =======   =======   ========
   Diluted                                                  20,242    20,720    20,357     20,954
                                                           =======   =======   =======   ========
Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic      $  0.52   $  0.56   $  1.87   $  (0.66)
                                                           =======   =======   =======   ========
FFO per weighted average Common Share/OP Unit - Diluted    $  0.52   $  0.56   $  1.86   $  (0.66)
                                                           =======   =======   =======   ========
Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic      $    --   $  0.01   $  0.01   $   0.01
                                                           =======   =======   =======   ========
FFO per weighted average Common Share/OP Unit - Diluted    $    --   $  0.00   $  0.01   $   0.01
                                                           =======   =======   =======   ========
Total Operations:
FFO per weighted average Common Share/OP Unit - Basic      $  0.52   $  0.57   $  1.88   $  (0.65)
                                                           =======   =======   =======   ========
FFO per weighted average Common Share/OP Unit - Diluted    $  0.52   $  0.56   $  1.87   $  (0.65)
                                                           =======   =======   =======   ========

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "may", "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders, the outcome of the ongoing SEC investigation and those risks and uncertainties referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

The Company's variable rate debt totals $146.7 million and $105.6 million as of September 30, 2005 and 2004, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the nine months ended September 30, 2005 and 2004, the Company believes its interest expense would have increased or decreased by approximately $1.2 million and $1.9 million based on the $121.1 million and $190.9 million average balance outstanding under the Company's variable rate debt facilities for the nine months ended September 30, 2005 and 2004, respectively.

Additionally, the Company had $13.5 million and $14.7 million LIBOR based variable rate mortgage and other notes receivables as of September 30, 2005 and 2004, respectively. If LIBOR increased or decreased by 1.0 percent during the nine months ended September 30, 2005 and 2004, the Company believes interest income would have increased or decreased by approximately $0.1 million and $0.2 million based on the $14.3 million and $20.9 million average balance outstanding on all variable rate notes receivable for the nine months ended September 30, 2005 and 2004, respectively.

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

     (b) There have been no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. (C) - CHANGES IN SECURITIES AND USE OF PROCEEDS

The Board of Directors authorized a program to purchase up to 1,000,000 shares of the Company's common stock on November 15, 2004. The results of this stock repurchase program for the three months ended September 30, 2005 are as follows:

                                                         TOTAL NUMBER OF SHARES
                                                          PURCHASED AS PART OF      MAXIMUM NUMBER OF SHARES THAT
                     TOTAL NUMBER OF    AVERAGE PRICE   PUBLICLY ANNOUNCED PLANS   MAY YET BE PURCHASED UNDER THE
      PERIOD        SHARES PURCHASED   PAID PER SHARE          OR PROGRAMS                PLANS OR PROGRAMS
-----------------   ----------------   --------------   ------------------------   ------------------------------
07/01/05-07/31/05         16,600           $34.64                 16,600                       783,400
08/01/05-08/31/05        183,400                                 183,400                       600,000
09/01/05-09/30/05             --           $   --                     --                       600,000
Total                    200,000           $34.11                200,000                       600,000

ITEM 6. - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

                                        SUN COMMUNITIES, INC.


                                        By: /s/ Jeffrey P. Jorissen
                                            ------------------------------------
                                            Jeffrey P. Jorissen, Chief Financial
                                            Officer and Secretary (Duly
                                            authorized officer and principal
                                            financial officer)

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