Form 10-K
period 2005-12-31
SUN COMMUNITIES INC
filed 2006-03-16
CIK 912593

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
                                 Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
  Large accelerated [ ]  filer Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2005, the aggregate market value of the Registrant's stock held by non-affiliates was approximately $542,000,000 (computed by reference to the closing sales price of the Registrant's common stock as of June 30, 2005). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

  As of March 1, 2006, there were 18,033,016 shares of the Registrant's common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Registrant's definitive Proxy Statement to be filed for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

      As used in this report, "Company", "Us", "We", "Our" and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

                                     PART I

ITEM 1. BUSINESS

GENERAL

      We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2005, we owned and operated a portfolio of 135 properties located in eighteen states (the "Properties"), including 123 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2005, the Properties contained an aggregate of 47,385 developed sites comprised of 41,976 developed manufactured home sites and 5,409 recreational vehicle sites and an additional 6,942 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation ("SHS"), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

      Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is
(248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 642 people as of December 31, 2005.

      Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

      Acquisitions. During 2005, the Company acquired one property located near Tampa, Florida comprised of 697 recreational vehicle sites and 31 manufactured home sites for approximately $7.3 million.

      Subsequent to December 31, 2005, the Company acquired a manufactured home community located in Oakland County, Michigan with occupancy of approximately 95 percent for a total purchase price of $7.8 million. The transaction included the assumption of $4.5 million of debt.

      Dispositions. During 2005, the Company sold two properties located in Florida comprised of 96 manufactured housing sites and 165 recreational vehicle sites for a combined sales price of $5.7 million. These transactions resulted in a $0.8 million gain.

      Legal Proceedings: As previously disclosed, the Company, the Chief Executive Officer, the Chief Financial Officer and a former controller have received "Wells Notices" from the staff of the U.S. Securities and Exchange Commission (SEC) in connection with a non-public inquiry regarding the Company. The inquiry by the SEC was commenced in January 2004 with a request for information and legal, accounting and other documentation generally regarding the Company's investment in SunChamp LLC, ("SunChamp"), the operation of SunChamp, the Company's accounting for SunChamp and other transactions related to SunChamp. The SEC Staff informed the Company that the major focus of the Staff's inquiry relates to the Company's accounting for the SunChamp investment during 2000, 2001 and 2002.

      As announced on February 27, 2006 the SEC accepted the Company's offer to resolve the SEC's inquiry regarding the Company's financial statements for 2000, 2001 and 2002, and entered the agreed-upon administrative Order. As disclosed in the Company's press release dated February 13, 2006, the Order requires that the Company cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations. The Order further requires that the Company employ an independent consultant to evaluate internal controls and financial reporting procedures as they relate to the Company's accounting for its ownership interest in SunChamp. The Order does not impose any monetary penalties, nor do the terms of the Order require the Company to restate any of its prior financial statements.

      The Order relates only to the Company and does not address any actions relating to the three Company employees that received Wells Notices, as disclosed in the Company's press releases dated July 19, 2005, and September 14, 2005. On February 27, 2006, the SEC filed a civil action against the three employees in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC's findings set forth in the Order.

STRUCTURE OF THE COMPANY

      Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the "Operating Partnership"), is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the "Subsidiaries"). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers' tax consequences. We are the sole general partner of, and, as of December 31, 2005, held approximately 88.2% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties.

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

PROPERTY MANAGEMENT

      Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 722 Company employees, approximately 620 are located on-site as property managers, support staff, or maintenance personnel.

      Our community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 36 years of property management experience, three Senior Vice Presidents of Operations and seventeen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES AND LEASING

      SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. In recent years SHS also began leasing homes to prospective tenants. At December 31, 2005, SHS had 3,711 leased homes in its portfolio. Homes for this rental program are purchased at discounted rates from finance companies that hold repossessed homes within the Company's communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the rental program are, in general, one year leases. This program requires intense management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals.

The Company has added Repair and Service Supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in the Company's communities. It is expected to peak as new repossessions peak and then subside as the rental homes are sold. To date our sale of rental homes has exceeded their original cost in the aggregate.

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

CORPORATE GOVERNANCE

      We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the New York Stock Exchange corporate governance listing standards:

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

      - Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors. A copy of each of these charters is available on our website at www.suncommunities.com under the heading "Investor Relations", "Officers and Directors" and subheading "Governance

            Documents" and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

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

ITEM 1A.   RISK FACTORS

RISK FACTORS

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

      The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2005 from properties located in Michigan, Florida, and Indiana. As of December 31, 2005, 46 of our 135 Properties, or approximately 30% of developed sites, are located in Michigan, 19 Properties, or approximately 21% of developed sites, are located in Florida, and 18 Properties, or approximately 14% of developed sites, are located in Indiana. As a result of the geographic concentration of our Properties in Michigan, Florida, and Indiana, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets.

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

      All of our Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi-family residential properties, such as private and federally funded or assisted multi-family housing projects and single-family housing, provide housing alternatives to potential tenants of manufactured housing communities.

Our ability to sell or lease manufactured homes may be affected by various factors, which may in turn adversely affect our profitability.

      SHS is in the manufactured home market offering manufactured home sales and leasing services to tenants and prospective tenants of our communities. The market for the sale and lease of manufactured homes may be adversely affected by the following factors:

      - downturns in economic conditions which adversely impact the housing market;

      -     an oversupply of, or a reduced demand for, manufactured homes;

      - the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

      - an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

      Any of the above listed factors could adversely impact our rate of manufactured home sales and leases, which would result in a decrease in profitability.

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

      From time to time, we engage in the construction and development of new communities, and may continue to engage in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established manufactured housing communities:

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

      We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. As a result of market conditions in the insurance industry, we decided to carry a $250,000 deductible on our liability insurance. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss would adversely affect our ability to repay our debt.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

      We have a significant amount of debt. As of December 31, 2005, we had approximately $1.1 billion of total debt outstanding, consisting of approximately $988.1 million in collateralized debt that is collateralized by mortgage liens on 108 of the Properties (the "Mortgage Debt"), and approximately $135.4 million in unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

      In October 2003, Origen Financial, LLC completed a $150 million recapitalization. In this transaction, we purchased 5,000,000 shares of common stock (representing approximately 20% of the issued and outstanding shares of common stock as of December 31, 2005) of Origen Financial, Inc. ("Origen") for $50 million. Origen is a publicly traded real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. Our equity investment in Origen is subject to all of the risks associated with Origen's business, including the risks associated with the manufactured housing finance industry. The failure of Origen to achieve its development and operating goals could have a material adverse effect on the value of our investment in Origen.

The financial condition and solvency of our borrowers and the market value of our properties may adversely affect our investments in real estate, installment and other loans.

      As of December 31, 2005, we had an investment of approximately $13.5 million in a real estate loan to an entity which owns a manufactured home community located in Arizona. The loan is secured by a first lien on the underlying property. Also, as of December 31, 2005, we had outstanding approximately $19.6 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

      Ownership of Origen. In the 2003 recapitalization of Origen Financial, Inc., ("Origen"), the Company purchased 5,000,000 shares of Origen common stock for $50 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse's Marital Trust, Gary A. Shiffman (the Company's Chief Executive Officer), and members of Mr. Shiffman's family) purchased 1,025,000 shares of Origen common stock for $10.25 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse's Marital Trust.

      Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company. The following are the current transactions and agreements involving Origen which may present a conflict of interest for Mr. Shiffman or Mr. Weiss:

            - Origen Servicing Inc., a wholly owned subsidiary of Origen, services approximately $19.6 million of manufactured home loans for the Company as of December 31, 2005 for an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement.

            - Origen has agreed to fund loans that meet the Company's underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. During 2005 and 2004 the Company purchased $7.2 million and $4.8 million of these loans, respectively.

            - The Company purchases certain repossessed manufactured houses owned by Origen located in its manufactured housing communities. The Company purchased approximately $2.2 million and $3.1 million of repossessed homes from Origen during 2005 and 2004, respectively. This program allows the Company to retain houses for resale and rent in its communities and allows Origen to enhance recoveries on its repossessed homes.

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

      Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. This lease is for an initial term of five years, beginning May 1, 2003, and we have the right to extend the lease for an additional five year term. The current annual base rent under this lease is at $20.25 per square foot (gross) and increases $0.50 per square foot for each successive year of the initial term.

Mr. Shiffman may have a conflict of interest with respect to his obligations as an officer and/or director of the Company and his ownership interest in American Center.

We rely on key management.

      We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, Jeffrey P. Jorissen, Brian W. Fannon and Jonathan M. Colman (together, the "Senior Officers"). As disclosed under "Legal Proceedings," the SEC has initiated civil action against three of our employees, including Messrs. Shiffman and Jorissen, with respect to our accounting of the SunChamp investment during 2000, 2001 and 2002. The defense of this civil action may divert the time and attention of these employees, be costly to the Company and/or result in the loss of services, or change in duties, of one or more of these employees. The loss of services of one or more of our executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any "key-man" life insurance on the Senior Officers.

Certain provisions in our governing documents may make it difficult for a third-party to acquire us.

      9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Gary Shiffman, the Milton M. Shiffman Spouse's Marital Trust and the Estate of Robert B. Bayer.

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

      Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2005, up to approximately 3,036,000 shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their Common or Convertible Preferred OP Units. These Preferred OP Units are convertible at prices ranging from $44 to $68. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, may be issued Common OP Units with a value of approximately $1,000,000 annually through 2007. In 2008 and 2009, Water Oak, Ltd. may be issued Common OP Units with a value of approximately $1,250,000. In addition, as of December 31, 2005, options to purchase 686,339 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan and our Long-Term Incentive Plan (the "Plans"). No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares

An increase in interest rates may have an adverse effect on the price of our common stock.

      One of the factors that may influence the price of our common stock in the public market will be the annual distributions to stockholders relative to the prevailing market price of the common stock. An increase in market interest rates may tend to make the common stock less attractive relative to other investments, which could adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable

ITEM 2. PROPERTIES

      General. As of December 31, 2005, the Properties consisted of 123 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites located in eighteen states concentrated in the midwestern and southeastern United States. As of December 31, 2005, the Properties contained 47,385 developed sites comprised of 41,976 developed manufactured home sites and 5,409 recreational vehicle sites and an additional 6,942 manufactured home sites suitable for development. Most of the Properties include amenities oriented towards family and retirement living. Of the 135 Properties, 69 have more than 300 developed manufactured home sites, with the largest having 964 developed manufactured home sites.

      As of December 31, 2005, the Properties had an occupancy rate of 87 percent in stabilized communities and 64 percent in development communities and the aggregate occupancy rate was 84 percent excluding recreational vehicle sites. Since January 1, 2005, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.3 percent and an average annual turnover of residents (where the home is sold and remains within the community, typically without interruption of rental income) of approximately 8.4 percent.

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

      The following table sets forth certain information relating to the properties owned or financed as of December 31, 2005:

                                            DEVELOPED      OCCUPANCY       OCCUPANCY      OCCUPANCY
                                           SITES AS OF       AS OF           AS OF          AS OF
     PROPERTY AND LOCATION                 12/31/2005     12/31/03(1)     12/31/04(1)    12/31/05(1)
--------------------------------           -----------    -----------     -----------    -----------
MIDWEST
MICHIGAN
Academy/West Pointe                            441            96%             95%            98%
  Canton, MI
Allendale Meadows Mobile Village               352            88%             85%            84%
  Allendale, MI
Alpine Meadows Mobile Village                  403            94%             91%            94%
  Grand Rapids, MI
Bedford Hills Mobile Village                   339            91%             86%            85%
  Battle Creek, MI

                                                DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                               SITES AS OF       AS OF          AS OF          AS OF
      PROPERTY AND LOCATION                    12/31/2005     12/31/03(1)    12/31/04(1)    12/31/05(1)
-----------------------------------            -----------    -----------    -----------    -----------
Brentwood Mobile Village                           195            94%            94%            92%
  Kentwood, MI
Byron Center Mobile Village                        143            95%            97%            96%
  Byron Center, MI
Candlewick Court                                   211            93%            88%            89%
  Owosso, MI
College Park Estates                               230            85%            79%            77%
  Canton, MI
Continental Estates                                385            70%            63%            54%
  Davison, MI
Continental North                                  474            75%            67%            59%
  Davison, MI
Country Acres Mobile Village                       182            93%            95%            91%
  Cadillac, MI
Country Meadows Mobile Village                     577            94%            94%            92%
  Flat Rock, MI
Countryside Village                                359            91%            92%            89%
  Perry, MI
Creekwood Meadows                                  336            74%            72%            67%
  Burton, MI
Cutler Estates Mobile Village                      259            90%            92%            91%
  Grand Rapids, MI
Davison East                                       190            81%            73%            67%
  Davison, MI
Falcon Pointe (8)                                  142            26%(8)         22%(8)         19%(8)
  East Lansing, MI
Fisherman's Cove                                   162            90%            90%            86%
  Flint, MI
Grand Mobile Estates                               230            89%            80%            85%
  Grand Rapids, MI
Hamlin (4)                                         209            88%(4)         91%(4)         78%(4)
  Webberville, MI
Holly Village/Hawaiian Gardens                     425            (3)            98%            99%
  Holly, MI
Hunters Glen (8)                                   280            (3)            44%(8)         46%(8)
  Wayland, MI
Kensington Meadows                                 290            84%            82%            88%
  Lansing, MI
Kings Court Mobile Village                         639            97%            97%            98%
  Traverse City, MI
Knollwood Estates                                  161            89%            84%            88%
  Allendale, MI
Lafayette Place                                    254            96%            92%            85%
  Metro Detroit, MI
Lakeview                                           392            (3)            91%            91%
  Ypsilanti, MI
Lincoln Estates                                    191            95%            95%            99%
  Holland, MI
Meadow Lake Estates                                425            93%            92%            91%
  White Lake, MI
Meadowbrook Estates                                453            96%            94%            93%
  Monroe, MI
Presidential Estates Mobile Village                364            89%            89%            87%
  Hudsonville, MI
Richmond Place                                     117           100%            97%            97%
  Metro Detroit, MI
River Haven Village                                721            77%            70%            68%
  Grand Haven, MI

                                                        DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                                       SITES AS OF       AS OF          AS OF          AS OF
     PROPERTY AND LOCATION                              12/31/2005    12/31/03(1)    12/31/04(1)    12/31/05(1)
----------------------------------                     -----------    -----------    -----------    -----------
Scio Farms Estates                                          913           98%            98%            96%
  Ann Arbor, MI
Sherman Oaks                                                366           88%            88%            83%
  Jackson, MI
St. Clair Place                                             100           98%            97%            94%
  Metro Detroit, MI
Sunset Ridge (8)                                            190           71%(8)         64%(8)         75%(8)
  Portland Township, MI
Timberline Estates                                          296           90%            86%            87%
  Grand Rapids, MI
Town & Country Mobile Village                               192           99%            98%            98%
  Traverse City, MI
Village Trails                                              100           71%            78%            72%
  Howard City,  MI
White Lake Mobile Home Village (4)                          315           96%(4)         95%(4)         97%
  White Lake, MI
White Oak Estates                                           480           84%            80%            81%
  Mt. Morris, MI
Windham Hills Estates (4)                                   402           73%(4)         72%(4)       71.6%(4)
  Jackson, MI
Woodhaven Place                                             220           98%            96%            96%
 Metro Detroit, MI
                                                         ------          ---            ---            ---
MICHIGAN TOTAL                                           14,105           88%            85%            84%
                                                         ======          ===            ===            ===

INDIANA
Brookside Mobile Home Village                               570           81%            73%            73%
  Goshen, IN
Carrington Pointe                                           320           78%            76%            72%
  Ft. Wayne, IN
Clear Water Mobile Village                                  227           78%            77%            78%
  South Bend, IN
Cobus Green Mobile Home Park                                386           75%            72%            71%
  Elkhart, IN
Deerfield Run (4)                                           175           73%(4)         68%(4)         67%(4)
  Anderson, IN
Four Seasons                                                218           94%            94%            92%
  Elkhart, IN
Holiday Mobile Home Village                                 326           93%            91%            91%
  Elkhart, IN
Liberty Farms                                               220           98%            97%            97%
  Valparaiso, IN
Maplewood                                                   207           88%            83%            79%
  Lawrence, IN
Meadows                                                     330           79%            73%            69%
  Nappanee, IN
Pebble Creek (8) (9)                                        258           79%(8)         76%(8)         78%(8)
  Greenwood, IN
Pine Hills                                                  129           84%            80%            88%
  Middlebury, IN
Roxbury Park                                                398           94%            93%            92%
  Goshen, IN
Timberbrook                                                 567           75%            75%            67%
  Bristol, IN
Valley Brook                                                799           85%            75%            69%
  Indianapolis, IN

                                                                      DEVELOPED      OCCUPANCY      OCCUPANCY      OCCUPANCY
                                                                     SITES AS OF       AS OF          AS OF          AS OF
               PROPERTY AND LOCATION                                 12/31/2005     12/31/03(1)    12/31/04(1)    12/31/05(1)
--------------------------------------------------------             -----------    -----------    -----------    -----------
West Glen Village                                                        552            88%            87%            88%
  Indianapolis, IN
Woodlake Estates (4)                                                     338            62%(4)         60%(4)         52%(4)
  Ft. Wayne, IN
Woods Edge Mobile Village (4)                                            598            71%(4)         66%(4)         58%(4)
 West Lafayette, IN
                                                                     -------           ---            ---            ---
INDIANA TOTAL                                                          6,618            81%            78%            75%
                                                                     =======           ===            ===            ===

OTHER
Apple Creek Manufactured Home Community and Self Storage                 176            93%            88%            90%
  Cincinnati, OH
Autumn Ridge                                                             413            98%            98%            97%
   Ankeny, IA
Bell Crossing (4)                                                        239            33%(4)         44%(4)         47%(4)
  Clarksville, TN
Boulder Ridge (4)                                                        527            69%(4)         59%(4)         76%(4)
  Pflugerville, TX
Branch Creek Estates                                                     392            95%            94%            96%
  Austin, TX
Byrne Hill Village                                                       236           100%            98%            98%
  Toledo, OH
Candlelight Village                                                      309            93%            93%            94%
  Chicago Heights, IL
Casa del Valle (1) (7)                                               116/400           100%            97%            98%
  Alamo, TX
Catalina                                                                 462            73%            70%            68%
  Middletown, OH
Cave Creek                                                               289            (3)            63%            67%
  Evans, CO
Chisholm Point Estates                                                   416            89%            86%            84%
  Pflugerville, TX
Comal Farms (8) (9)                                                      349            48%(8)         48%(8)         56%(8)
  New Braunfels, TX
Countryside Atlanta                                                      271            (3)            94%            96%
  Lawrenceville, GA
Countryside Gwinnett                                                     331            (3)            88%            90%
  Buford, GA
Countryside Lake Lanier                                                  548            (3)            80%            81%
  Buford, GA
Creekside (8) (9)                                                         46            72%(8)         78%(8)         76%(8)
  Reidsville, NC
Desert View Village (8)                                                   93            48%(8)         52%(8)         50%(8)
  West Wendover, NV
Eagle Crest (8)                                                          318            62%(8)         66%(8)         71%(8)
  Firestone, CO
East Fork (8) (9)                                                        197            79%(8)         77%(8)         93%(8)
  Batavia, OH
Edwardsville                                                             634            84%            79%            74%
  Edwardsville, KS
Forest Meadows                                                            76            91%            83%            93%
  Philomath, OR
Glen Laurel (8) (9)                                                      261            25%(8)         26%(8)         31%(8)
  Concord, NC
High Pointe (10)                                                         411            93%            90%            94%
  Frederica, DE
Kenwood RV and Mobile Home Plaza (1) (7)                              36/280           100%           100%           100%
  LaFeria, TX
Meadowbrook (8) (9)                                                      177            76%(8)         74%(8)         90%(8)
  Charlotte, NC

                                                     DEVELOPED        OCCUPANCY      OCCUPANCY       OCCUPANCY
                                                    SITES AS OF         AS OF          AS OF           AS OF
 PROPERTY AND LOCATION                               12/31/2005      12/31/03(1)    12/31/04(1)     12/31/05(1)
------------------------                            -----------      -----------    -----------     -----------
North Point Estates (8)                                 108            35%(8)          34%(8)          37%(8)
   Pueblo, CO
Oak Crest (8)                                           335            63%(8)          51%(8)          57%(8)
   Austin, TX
Oakwood Village (4)                                     511            77%(4)          78%(4)          83%(4)
  Dayton, OH
Orchard Lake                                            147            97%             97%             97%
  Cincinnati, OH
Pecan Branch (8)                                         69            83%(8)          61%(8)          51%(8)
  Williamson County, TX
Pheasant Ridge                                          553           100%            100%            100%
   Manor Township, PA
Pin Oak Parc                                            502            95%             94%             88%
  O'Fallon, MO
Pine Ridge                                              245            94%             91%             94%
  Petersburg, VA
Pine Trace                                              420            (3)             71%             74%
  Houston, TX
River Ranch (8) (9)                                     121            15%(8)          27%(8)          60%(8)
   Austin, TX
River Ridge (8)                                         337            85%(8)          77%(8)          76%(8)
   Austin, TX
Saddle Brook (8)                                        258            40%(8)          37%(8)          46%(8)
   Austin, TX
Sea Air (1) (7) (10)                                370/527            99%             97%            100%
  Rehoboth Beach, DE
Snow to Sun (1) (7)                                 179/489           100%            100%             99%
  Weslaco, TX
Southfork                                               477            84%             76%             75%
  Belton, MO
Stonebridge (8) (9)                                     340            59%(8)          61%(8)          74%(8)
  San Antonio, TX
Summit Ridge (8) (9)                                    252            56%(8)          65%(8)          73%(8)
  Converse, TX
Sunset Ridge (8) (9)                                    172            69%(8)          73%(8)          79%(8)
  Kyle TX
Sun Villa Estates                                       324            99%             99%            100%
  Reno, NV
Timber Ridge                                            585            97%             94%             90%
  Ft. Collins, CO
Westbrook Village (6)                                   344            93%             92%             96%
  Toledo, OH
Westbrook Senior Village                                112            99%            100%            100%
  Toledo, OH
Willowbrook Place                                       266            96%             96%             97%
  Toledo, OH
Woodlake Trails (8) (9)                                 134            79%(8)          87%(8)          93%(8)
  San Antonio, TX
Woodland Park Estates                                   399            92%             89%             93%
  Eugene, OR
Woodside Terrace                                        439            95%             93%             93%
  Holland, OH
Worthington Arms                                        224            96%             92%             95%
Delaware, OH
                                                    -------           ---             ---             ---
OTHER TOTAL                                          16,541            81%            76%              82%
                                                    =======           ===             ===             ===

                                                      DEVELOPED       OCCUPANCY      OCCUPANCY      OCCUPANCY
                                                     SITES AS OF        AS OF          AS OF          AS OF
    PROPERTY AND LOCATION                             12/31/2005     12/31/03(1)    12/31/04(1)    12/31/05(1)
------------------------------                       -----------     -----------    -----------    -----------
SOUTHEAST
FLORIDA
Arbor Terrace RV Park                                      393             (5)            (5)            (5)
  Bradenton, FL
Ariana Village                                             208             88%            87%            89%
  Lakeland, FL
Buttonwood Bay (1) (7)                                 407/942            100%           100%           100%
   Sebring, FL
Gold Coaster (1) (7)                                   369/546            100%           100%            98%
  Florida City, FL
Groves RV Resort                                           291             (5)            (5)            (5)
  Lee County, FL
Holly Forest Estates                                       403            100%           100%           100%
  Holly Hill, FL
Indian Creek Park (1) (7)                             353/1488            100%           100%           100%
  Ft. Myers Beach, FL
Island Lakes                                               301            100%           100%           100%
  Merritt Island, FL
Kings Lake                                                 245            100%           100%           100%
  Debary, FL
Lake Juliana Landings                                      276             81%            87%            91%
  Auburndale, FL
Lake San Marino RV Park                                    411             (5)            (5)            (5)
  Naples, FL
Meadowbrook Village                                        257             98%           100%            99%
  Tampa, FL
Orange Tree Village                                        246            100%           100%            99%
  Orange City, FL
Royal Country                                              864            100%           100%           100%
  Miami, FL
Saddle Oak Club                                            376            100%           100%           100%
  Ocala, FL
Siesta Bay RV Park                                         804             (5)            (5)            (5)
  Ft. Myers Beach, FL
Silver Star Mobile Village                                 407             98%            98%            99%
  Orlando, FL
Tampa East                                              31/699             (2)            (2)            97%
  Tampa, FL
Water Oak Country Club Estates                             964            100%            94%            98%
 Lady Lake, FL
                                                      --------            ---            ---            ---
Florida Total                                           10,121             98%            98%            98%
                                                      ========            ===            ===            ===

TOTAL/AVERAGE                                           47,385             86%            84%            84%
                                                      ========            ===            ===            ===
TOTAL STABILIZED COMMUNITIES                            42,074            89%             87%            87%
                                                      ========            ===            ===            ===
TOTAL DEVELOPMENT COMMUNITIES                            5,311             59%            58%            64%
                                                      ========            ===            ===            ===

----------
(1) OCCUPANCY PERCENTAGE RELATES TO MANUFACTURED HOUSING SITES, EXCLUDING RECREATIONAL VEHICLE SITES. DATA PRESENTED MH SITES/TOTAL SITES.

(2)   ACQUIRED 2005.

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

(5)   THIS PROPERTY CONTAINS ONLY RECREATIONAL VEHICLE SITES.

(6) THE COMPANY FORMERLY LEASED THIS PROPERTY AND THE COMPANY PURCHASED THIS PROPERTY IN JANUARY 2004.

(7)   THIS PROPERTY CONTAINS RECREATIONAL VEHICLE SITES.

(8) OCCUPANCY IN THESE PROPERTIES REFLECTS THE FACT THAT THESE COMMUNITIES ARE NEWLY DEVELOPED FROM THE GROUND UP.

(9) THIS PROPERTY IS OWNED BY AN AFFILIATE OF SUNCHAMP LLC, AN ENTITY IN WHICH THE COMPANY OWNS APPROXIMATELY A 71.5 PERCENT EQUITY INTEREST AS OF DECEMBER 31, 2005.

(10)  THIS PROPERTY IS A FINANCED PROPERTY.

      Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average
3.5 percent of the homes in our communities have been removed by their owners and 7.7 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately thirteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately twenty nine years. See "Regulations and Insurance."

ITEM 3. LEGAL PROCEEDINGS

      On April 9, 2003, T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On April 4, 2005, the Oakland County Circuit Court issued a final order compelling arbitration for certain claims brought in the North Carolina case but denying arbitration for certain other claims in the North Carolina case. Shortly thereafter, the Company appealed this decision with respect to the claim for which the court denied arbitration and such appeal is currently pending in the Michigan Court of Appeals.

      As previously disclosed, the Company, the Chief Executive Officer, the Chief Financial Officer and a former controller have received "Wells Notices" from the staff of the U.S. Securities and Exchange Commission (SEC) in connection with a non-public inquiry regarding the Company. The inquiry by the SEC was commenced in January 2004 with a request for information and legal, accounting and other documentation generally regarding the Company's investment in SunChamp LLC, ("SunChamp"), the operation of SunChamp, the Company's accounting for SunChamp and other transactions related to SunChamp. The SEC Staff informed the Company that the major focus of the Staff's inquiry relates to the Company's accounting for the SunChamp investment during 2000, 2001 and 2002.

      As announced on February 27, 2006 the SEC accepted the Company's offer to resolve the SEC's inquiry regarding the Company's financial statements for 2000, 2001 and 2002, and entered the agreed-upon administrative Order. As disclosed in the Company's press release dated February 13, 2006, the Order requires that the Company cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations. The Order further requires that the Company employ an independent consultant to evaluate internal controls and financial reporting procedures as they relate to the Company's accounting for its ownership interest in SunChamp. The Order does not impose any monetary penalties, nor do the terms of the Order require the Company to restate any of its prior financial statements.

      The Order relates only to the Company and does not address any actions relating to the three Company employees that received Wells Notices, as disclosed in the Company's press releases dated July 19, 2005, and September 14, 2005. On February 27, 2006, the SEC filed a civil action against the three employees in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC's findings set forth in the Order.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      Our common stock has been listed on the New York Stock Exchange ("NYSE") since December 8, 1993 under the symbol "SUI." On February 24, 2006, the closing sales price of the common stock was $34.68 and the common stock was held by approximately 554 holders of record. The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by the Company with respect to each period.

                                                  High                   Low     Distribution
                                                 -------               -------   ------------
FISCAL YEAR ENDED DECEMBER 31, 2004

     First Quarter of 2004                       $ 42.82               $ 37.86     $ 0.61
     Second Quarter of 2004                        42.90                 33.30       0.61
     Third Quarter of 2004                         39.92                 35.75       0.61
     Fourth Quarter of 2004                        40.76                 37.86       0.61

FISCAL YEAR ENDED DECEMBER 31, 2005

     First Quarter of 2005                       $ 39.60               $ 34.70     $ 0.61
     Second Quarter of 2005                        38.20                 34.45       0.63
     Third Quarter of 2005                         38.75                 31.27       0.63
     Fourth Quarter of 2005                        32.83                 29.51       0.63

RECENT SALES OF UNREGISTERED SECURITIES

      On March 31, 2005, the Operating Partnership issued and immediately redeemed 27,285 Common Operating Partnership Units, ("OP Units"), from a single holder for an aggregate purchase price of $961,540.

      In 2005, the Company issued 133,115 shares of its common stock upon conversion of 133,115 partnership units.

      All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

        The Board of Directors authorized a program to purchase up to 1,000,000 shares of the Company's common stock on November 15, 2004. The results of this stock repurchase program for the three months ended December 31, 2005 are as follows:

                                                                    TOTAL NUMBER OF            MAXIMUM NUMBER
                                                                    SHARES PURCHASED         OF SHARES THAT MAY
                                TOTAL NUMBER       AVERAGE        AS PART OF PUBLICLY         YET BE PURCHASED
                                  OF SHARES       PRICE PAID        ANNOUNCED PLANS          UNDER THE PLANS OR
     PERIOD                      PURCHASED        PER SHARE           OR PROGRAMS                 PROGRAMS
     ------                     ------------      ----------      -------------------        ------------------
10/01/05-10/31/05                 200,000          $ 30.67             200,000                    400,000
11/01/05-11/30/05                       -          $     -                   -                    400,000

12/01/05-12/31/05                       -          $     -                   -                    400,000

Total                             200,000          $ 30.67             200,000                    400,000

EQUITY COMPENSATION PLAN INFORMATION

      The following table reflects information about the securities authorized for issuance under the Company's equity compensation plans as of December 31, 2005.

                                      (a)                       (b)                          (c)
                                                                                    NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE FOR
                              NUMBER OF SECURITIES                                 FUTURE ISSUANCE UNDER
                               TO BE ISSUED UPON          WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                  EXERCISE OF             EXERCISE PRICE OF           PLANS (EXCLUDING
                              OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
      PLAN CATEGORY           WARRANTS AND RIGHTS        WARRANTS AND RIGHTS             COLUMN A)
      -------------           --------------------      --------------------      -----------------------
Equity compensation plans
   approved by shareholders         635,101                    $29.93                      98,000

Equity compensation plans
   not approved by
   shareholders (1)                  51,238                    $32.75                           0

          TOTAL                     686,339                                                98,000

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

ITEM 6.         SELECTED FINANCIAL DATA

                                                                                        YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                              2005 (C)       2004 (B,C)    2003 (B,C)     2002 (B)        2001 (B)
                                                              ---------      ----------    ----------     ---------       ---------
                                                                           (In thousands except for per share and other data)
REVENUES
Income from rental property                                   $ 178,985      $  167,145    $  158,546     $ 149,335       $ 136,455
Revenues from home sales                                         18,385          17,667        19,516             -               -
Rental home revenue                                               9,084           4,558         2,881             -               -
Ancillary service revenues, net                                     741             532           530             -               -
Interest                                                          4,359           6,633        11,354         7,990          10,305
Gain on sale of land                                                  -           5,879             -             -               -
Other income (loss)                                                (689)            934           676         2,304           3,695
                                                              ---------      ----------    ----------     ---------       ---------
     Total revenues                                             210,865         203,348       193,503       159,629         150,455

COSTS AND EXPENSES
Property operating and maintenance                               45,091          41,544        39,562        33,516          29,022
Real estate taxes                                                15,173          13,753        11,678        10,148           9,095
Cost of home sales                                               13,861          14,242        13,879             -               -
Rental home operating and maintenance                             7,372           3,368         1,620             -               -
General and administrative                                       20,310          21,229        16,563         7,722           7,373
Depreciation and amortization                                    54,330          45,217        43,940        37,720          32,540
Extinguishment of debt                                                -          51,643             -             -               -

Deferred financing costs related to extinguished debt                 -           5,557             -             -               -

Interest                                                         59,972          48,193        38,737        32,375          31,016
Impairment charge                                                     -               -         4,932             -               -
                                                              ---------      ----------    ----------     ---------       ---------
     Total expenses                                             216,109         244,746       170,911       121,481         109,046

Equity income (loss) from affiliates
                                                                   (908)           (151)          667       (16,627) (a)        131
                                                              ---------      ----------    ----------     ---------       ---------

          Income (loss) from operations                          (6,152)        (41,549)       23,259        21,521          41,540

Less income (loss) allocated to minority interest:                  124            (944)        9,557         9,598          13,145

 Income (loss) from continuing operations                        (6,276)        (40,605)       13,702        11,923          28,395
 Income from discontinued operations                                824             137        10,012         1,669           5,515
                                                              ---------      ----------    ----------     ---------       ---------
          Net income (loss)                                   $  (5,452)     $  (40,468)   $   23,714     $  13,592       $  33,910
                                                              =========      ==========    ==========     =========       =========

Weighted average common shares outstanding:

   Basic                                                         17,716          18,318        18,206        17,595          17,258
                                                              =========      ==========    ==========     =========       =========
   Diluted                                                       17,716          18,318        18,345        17,781          17,440
                                                              =========      ==========    ==========     =========       =========
Basic earnings (loss) per share:
   Continuing operations                                      $   (0.35)     $    (2.22)   $     0.75     $    0.68       $    1.64
   Discontinued operations                                         0.04            0.01          0.55          0.09            0.32
                                                              ---------      ----------    ----------     ---------       ---------
   Net income (loss)                                          $   (0.31)     $    (2.21)   $     1.30     $    0.77       $    1.96
                                                              =========      ==========    ==========     =========       =========
Diluted earnings (loss) per share:
   Continuing operations                                      $   (0.35)     $    (2.22)   $     0.75     $    0.67       $    1.63
   Discontinued operations                                         0.04            0.01          0.54          0.09            0.31
                                                              ---------      ----------    ----------     ---------       ---------
   Net income (loss)                                          $   (0.31)     $    (2.21)   $     1.29     $    0.76       $    1.94
                                                              =========      ==========    ==========     =========       =========
   Distributions per common share                             $    2.50      $     2.44    $     2.41     $    2.29       $    2.18
                                                              =========      ==========    ==========     =========       =========

ITEM  6. SELECTED FINANCIAL DATA

                                                                              YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                 2005                 2004                 2003            2002           2001
                                               ----------           ----------           ----------     ----------       --------
                                                           (In thousands except for per share and other data)
BALANCE SHEET DATA:

Rental property, before accumulated
     depreciation                              $1,458,122           $1,380,553           $1,220,405     $1,174,837       $969,936
Total assets                                   $1,320,536           $1,403,167           $1,221,574     $1,163,976       $994,449
Total debt                                     $1,123,468           $1,078,442           $  773,328     $  667,373       $495,198
Stockholders' equity                           $  143,257           $  211,746           $  326,610     $  319,532       $329,641
OTHER DATA (AT END OF PERIOD):
Total properties                                      135                  136                  127            129            116
Total sites                                        47,385               46,856               43,875         43,959         40,544

(a) Included in equity income (loss) from affiliates in 2002 is a $13.6 million valuation adjustment of the Company's investment in Origen.

(b) Revenues and expenses for the years ended December 31, 2004, 2003, 2002, and 2001 have been restated to reflect the reclassifications required under SFAS No. 144 for the properties sold in 2005. Also, revenues and expenses for the years ended December 31, 2002 and 2001 have been restated to reflect the reclassifications required under SFAS No. 144 for the properties sold in 2003.

(c) Selected financial data for 2005, 2004, and 2003 includes amounts from SHS which was consolidated during 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

      The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2005, the Company owned and operated a portfolio of 135 developed properties located in eighteen states, including 123 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites.

      During 2005 the Company acquired one property located near Tampa, Florida for approximately $7.3 million comprised of 697 recreational vehicle sites and 31 manufactured home sites. The property was acquired for cash.

      In recent years the operations of manufactured homebuilders, dealers, and the companies that finance the purchase of the homes have experienced severe losses and substantial volatility. New home shipments have declined from approximately 373,000 in 1998 to approximately 131,000 in 2005. The decline was largely due to the turmoil in the financing side of the industry as lenders experienced substantial losses arising from defaults on poorly underwritten loans in the mid to late 1990s and beyond. As a result of the losses, the lenders experienced liquidity constraints and significantly tightened underwriting standards thus reducing the demand for new homes.

      These trends may be abating as the volume of repossessed homes in the market place appears to be declining. Newly repossessed homes are also declining as the reinforcing effects of tightened underwriting standards and reduced new home financing volumes impact the industry.

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

      The Company intends to sell these value-priced homes to residents over time. In the meantime it is most economical to rent the homes. At December 31, 2005, the Company had approximately 3,711 homes rented in its communities which comprise over 47,000 sites. All renters are subject to underwriting criteria. The Company expects to continue to acquire homes from lenders as long as the pricing of the homes remains compelling. The Company is actively developing programs for its renters and others to acquire these homes.

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

      Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

      Impairment of Long-Lived Assets and Investment in Affiliates. Rental property is recorded at cost, less accumulated depreciation. The Company measures the recoverability of its assets in accordance with the Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." If such assets were deemed to be impaired as a result of this measurement, the impairment that would be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset as determined on a discounted net cash flow basis. Assets are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Circumstances that may prompt a test of recoverability may include a significant decrease in anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. The Company has a 20 percent investment in an affiliate that is reported under the equity method of accounting. Management performs an analysis to determine if the investment has experienced an other than temporary decline in value. Numerous factors are evaluated in accordance with published GAAP and SEC staff guidance. Changes in the facts and circumstances evaluated, future adverse changes in market conditions or operating results of the affiliate may affect management's analysis.

      Notes and Accounts Receivable. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The ability to collect notes receivable is measured based on the present value of the expected future cash flow discounted at the note's effective interest rate or the fair value of the collateral if the note is collateral dependent. Receivables related to community rents are reserved when the Company believes that collection is less than probable.

      Depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings and 7 to 15 years for furniture, fixtures and equipment. The Company prospectively adopted a change in the estimated service lives of homes in its rental program from 40, 35 or 20 years to 10 years.

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

      Capitalized Costs. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to renovate repossessed homes for the Company's rental program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period. Costs associated with implementing the Company's computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

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

      The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on the insight of available evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2005 to year ended December 31, 2004

      For the year ended December 31, 2005, loss from operations decreased by $35.3 million from loss of $41.5 million in 2004 to a loss of $6.2 million in 2005. The decrease was due to decreased expenses of $58.2 million, including a reduction in debt extinguishment costs of $51.6 million, deferred financing costs related to the extinguished debt of $5.6 million, and Florida storm damage of $1.0 million, and increased revenues of $7.6 million offset by increased depreciation and other miscellaneous expenses of $29.7 million and an increase in equity loss from affiliate of $0.8 million as described in more detail below.

      Income from rental property increased by $11.9 million from $167.1 million to $179.0 million, or 7.1 percent, due to property acquisitions, rent increases, and other community revenues.

      Revenue from home sales increased by $0.7 million from $17.7 million to $18.4 million, or 4.0 percent. The decline in the number of homes sold was more than offset by increases in average sales prices.

      Rental home revenue increased by $4.5 million from $4.6 million to $9.1 million, or 97.8 percent due primarily to an increase in the number of tenants in the Company's rental program. Additional information regarding the Company's rental program is contained in the table following these results of operations.

      Interest income decreased by $2.2 million from $6.6 million to $4.4 million, or 33.3 percent, due primarily to a decrease in interest earning notes and receivables.

      Other income decreased by $1.6 million from $0.9 million to $(0.7) million, due primarily to an increase in loss on disposal of assets of $0.9 million, an increase in expenses associated with failed acquisitions of $0.5 million and a decrease in other miscellaneous income of $0.2 million.

      Property operating and maintenance expenses increased by $3.6 million from $41.5 million to $45.1 million, or 8.7 percent. The increase was due to increases in utility costs ($1.6 million), payroll expense ($0.9 million), repair and maintenance expense ($0.5 million), biennial corporate conference expense ($0.2 million), and miscellaneous other expenses ($0.4 million).

      Real estate taxes increased by $1.4 million from $13.8 million to $15.2 million, or 10.1 percent due to increases in assessments and tax rates.

      Cost of home sales decreased by $0.3 million from $14.2 million to $13.9 million, or 2.1 percent due primarily to the decrease in the number of homes sold offset by an increase in the average cost of homes. Overall home sales gross margins increased $1.1 million from $3.4 million to $4.5 million, or 32.4 percent.

      Rental home operating and maintenance increased by $4.0 million from $3.4 million to $7.4 million due primarily to an increase in the number of tenants in the Company's rental program.

Additional information regarding the Company's rental program is contained in the table following these results of operations.

      General and administrative expenses for rental property increased by $1.9 million from $12.6 million to $14.5 million, due to an increase in salaries, benefits and consulting expense ($1.5 million) and legal costs primarily associated with the SEC inquiry ($1.2 million) offset by a reduction in training expense ($0.4 million) and Michigan Single Business tax ($0.4 million).

      General and administrative expenses for home sales and rentals decreased by $1.9 million from $8.1 million to $6.2 million, or 23.5 percent, due to decreases in federal income tax expense ($0.9 million), advertising expense ($0.5 million) and salaries, benefits and consulting ($0.6 million) offset by an increase in other miscellaneous expenses ($0.1 million).

      Depreciation and amortization increased by $9.1 million from $45.2 million to $54.3 million, or 20.1 percent, due primarily to a change in the estimated service lives of homes in the Company's rental program and an increase in the total rental home portfolio. The change in estimated useful lives was prospectively adopted during the first quarter of 2005.

      Interest expense, including interest on mandatorily redeemable debt, increased by $11.8 million from $48.2 million to $60.0 million, or 24.5 percent, due to increased debt levels and higher interest rates on floating rate debt.

      Debt extinguishment expense in 2004 of $51.6 million includes prepayment penalties, fees and other costs associated with extinguishing $345.0 million of unsecured notes. Deferred financing costs related to these notes and other debt repaid were expensed.

Comparison of year ended December 31, 2004 to year ended December 31, 2003

      For the year ended December 31, 2004, income from operations decreased by $64.8 million from income of $23.3 million to a loss of $41.5 million, when compared to the year ended December 31, 2003. The decrease was due to increased expenses of $16.0 million, debt extinguishment costs of $51.6 million, deferred financing costs related to the extinguished debt of $5.6 million, Florida storm damage of $0.6 million, and decreased equity income from affiliate of $0.8 million, offset by increased revenues of $9.8 million as described in more detail below.

      Income from rental property increased by $8.6 million from $158.5 million to $167.1 million, or 5.4 percent, due to property acquisitions, rent increases, and other community revenues.

      Revenue from home sales decreased by $1.8 million from $19.5 million to $17.7 million, or 9.2 percent. The decline is due primarily to a decrease in the number of homes sold.

      Rental home revenue increased by $1.7 million from $2.9 million to $4.6 million, or 58.6 percent due primarily to an increase in the number of tenants in the Company's rental program. Additional information regarding the Company's rental program is contained in the table following these results of operations.

      Interest income, including income from Origen, decreased by $4.8 million from $11.4 million to $6.6 million, or 42.1 percent, due primarily to a decrease in interest earning notes and receivables.

      Other operating income increased by $0.2 million from $0.7 million to $0.9 million, due primarily to increase in brokerage commissions.

      Property operating and maintenance expenses increased by $1.9 million from $39.6 million to $41.5 million, or 4.8 percent. The increase was due to increases in utility costs ($0.7 million), payroll expense ($0.5 million), repair and maintenance expense ($0.2 million), insurance expense ($0.3 million), and miscellaneous other expenses ($0.2 million).

      Real estate taxes increased by $2.1 million from $11.7 million to $13.8 million, or 17.9 percent due to acquisitions made in 2004 ($0.7 million) and increases in assessments and tax rates ($1.4 million).

      Cost of home sales increased by $0.3 million from $13.9 million to $14.2 million, or 2.1 percent due primarily to the decrease in the number of homes sold offset by an increase in the average cost of homes. Overall home sales gross margins decreased $2.2 million from $5.6 million to $3.4 million, or 39.3 percent.

      Rental home operating and maintenance increased by $1.8 million from $1.6 million to $3.4 million due primarily to an increase in the number of tenants in the Company's rental program. Additional information regarding the Company's rental program is contained in the table following these results of operations.

      General and administrative expenses for rental property increased by $2.1 million from $10.5 million to $12.6 million, due to compensation expenses ($0.7 million), Michigan Single Business tax ($0.3 million), system conversion costs ($0.4 million), Sarbanes-Oxley Act compliance costs ($0.3 million), and miscellaneous other expenses ($0.4 million).

      General and administrative expenses for home sales and rentals increased by $2.1 million from $6.0 million to $8.1 million, or 35.0 percent, due to increases in federal income tax expense ($0.7 million), salaries, benefits and consulting ($0.7 million), inventory utility costs ($0.2 million) and other miscellaneous expenses ($0.5 million).

      Depreciation and amortization increased by $1.3 million from $43.9 million to $45.2 million, or 3.0 percent, due primarily to additional investment in rental property.

      Debt extinguishment expense of $51.6 million includes prepayment penalties, fees and other costs associated with extinguishing $345.0 million of unsecured notes. Deferred financing costs of $5.6 million related to these notes and other debt repaid were expensed.

      Interest expense, including interest on mandatorily redeemable debt increased by $9.5 million from $38.7 million to $48.2 million, or 24.5 percent, due to increased debt levels somewhat offset by lower interest rates and the reclassification of dividends paid on Preferred Operating Partnership Units ("POP Units") as interest expense pursuant to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("SFAS150").

      The $4.9 million impairment charge recorded in 2003 relates to a reduction in book value of a new community development due to the impracticality of future phase development.

SAME PROPERTY INFORMATION

      The following table reflects property-level financial information as of and for the years ended December 31, 2005 and 2004. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2004 and December 31, 2005. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differentiates from the "Same Property" column by including financial information for properties acquired after January 1, 2004 and new development communities.

                                                            SAME PROPERTY                      TOTAL PORTFOLIO
                                                      -------------------------          ----------------------------
                                                         2005           2004               2005                2004
                                                      ---------       ---------          ---------          ---------
                                                            (in thousands)                        (in thousands)
Income from rental property                           $ 158,882       $ 153,999          $ 178,985          $ 167,145
Property operating expenses:
     Property operating and maintenance                  31,672          31,345             45,091             41,544
     Real estate taxes                                   13,344          12,740             15,173             13,753
                                                      ---------       ---------          ---------          ---------
            Property operating expenses                  45,016          44,085             60,264             55,297
                                                      ---------       ---------          ---------          ---------
Property net operating income (1)                     $ 113,866       $ 109,914          $ 118,721          $ 111,848
                                                      =========       =========          =========          =========
Number of properties                                        121             121                135                136
Developed sites                                          42,926          42,876             47,385             46,856
Occupied sites                                           35,246(2)       35,236(2)          38,190(2)          38,036
Occupancy %                                                84.7%(3)        85.0%(3)           83.7%(3)           83.8%(3)
Weighted average monthly rent per site                $     355(3)    $     342(3)       $     355(3)       $     342(3)
Sites available for development                           5,282           5,446              6,942              7,277
Sites planned for development in next year                   99             208                 99                208

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

(2) Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.

(3) Occupancy % and weighted average rent relates to manufactured housing sites, excluding both permanent and seasonal recreational vehicle sites.

      On a same property basis, property net operating income increased by $4.0 million from $109.9 million to $113.9 million, or 3.6 percent. Income from property increased by $4.9 million from $154.0 million to $158.9 million, or 3.2 percent, due primarily to increases in rents including water and property tax pass through.

      Property operating expenses increased by $.9 million from $44.1 million to $45.0 million, or 2.1 percent, due to increases in real estate taxes ($.6 million), payroll ($.2 million), utilities and other ($0.2 million).

RENTAL PROGRAM

      The following table reflects additional information regarding the Company's rental program for the years ended December 31, 2005, 2004 and 2003:

                                                                               YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                    2005               2004              2003
                                                                  ---------          --------          --------
                                                                          (in thousands except for *)
Rental home revenue                                               $   9,084          $  4,558          $  2,881
Site rent included in Income from rental property                    12,277             6,300             3,376
                                                                  ---------          --------          --------
           Rental program revenue                                    21,361            10,858             6,257
Expenses
   Payroll and commissions                                            1,826             1,052               577
   Repairs and refurbishment                                          3,190             1,375               526
   Taxes and insurance                                                1,022               458               248
   Other                                                              1,334               483               269
                                                                  ---------          --------          --------
           Rental program operating and maintenance                   7,372             3,368             1,620
                                                                  ---------          --------          --------
Net operating income (1)                                          $  13,989          $  7,490          $  4,637
                                                                  =========          ========          ========

Number of occupied rentals, end of period*                            3,711             1,933             1,171
Cost of occupied rental homes                                     $ 109,214          $ 51,540          $ 29,261
Weighted average monthly rental rate*                             $     643          $    579          $    540

(1) See Note(1) following Same Property Information on page 37.

      Net operating income from the rental program increased $6.5 million from $7.5 million in 2004 to $14.0 million in 2005 as a result of a $10.5 million increase in revenue offset by a $4.0 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes. A comparison of the year ended 2003 to the year ended 2004 would show similar increases in net operating income, revenue and expenses for the same reasons as noted in the comparison of the year ended 2005 to the year ended 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company's stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

      The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities, through its $115.0 million line of credit and through such other lines of credit that may be entered into. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

      The Company plans to invest approximately $2 to $5 million in developments consisting of expansions to existing communities and the development of new communities during 2006. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

      The Company has invested $7.3 million in the acquisition of properties during 2005. The Company continuously seeks acquisition opportunities that meet the Company's criteria for acquisition. Should such investment opportunities arise in 2006, the Company will finance the acquisitions though the temporary use of its line of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

      During 2005, the Company acquired a recreational vehicle community comprised of approximately 700 recreational vehicle sites and 30 manufactured housing sites in Dover, Florida for $7.3 million. Subsequent to December 31, 2005, the Company purchased a manufactured housing community containing 227 sites in Oakland County, Michigan for $7.8 million and assumed $4.5 million of debt. The occupancy of this community is approximately 95.0 percent.

      Also during 2005, the Company sold two properties located in Florida comprised of 96 manufactured housing sites and 165 recreational vehicle sites for a combined sales price of $5.7 million.

      The Company has also invested approximately $66 million in the acquisition of homes primarily intended for its rental program. Expenditures for 2006 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

      Cash and cash equivalents decreased by $46.7 million to $5.9 million at December 31, 2005 compared to $52.6 million at December 31, 2004. Net cash provided by operating activities increased by $6.1 million to $66.2 million for the year ended December 31, 2005 compared to $60.1 million for the year ended December 31, 2004.

      The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's markets; (b) lower occupancy rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales or rentals of manufactured homes. See "Risk Factors."

      The Company has an unsecured line of credit facility with a maximum borrowing amount of $115 million, subject to certain borrowing base calculations, which bears interest at LIBOR + 1.75% and matures in September 2007, with a one-year optional extension. At December 31, 2005, $3.4 million of availability was used to back standby letters of credit and $36.5 million was available to be drawn under the facility based on the December 31, 2005 calculation of borrowing base. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2005.

      The Company's primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2005, the Company's outstanding contractual obligations were as follows:

                                                                           PAYMENTS DUE BY PERIOD
                                                                                 (IN THOUSANDS)
                                                          ------------------------------------------------------------
CONTRACTUAL CASH OBLIGATIONS              TOTAL DUE        1 YEAR        2-3 YEARS       4-5 YEARS       AFTER 5 YEARS
                                         -----------      ---------      ---------       ---------       -------------
Collateralized term loan                 $    40,079      $     807      $  39,272       $      -          $       -
Collateralized term loan - FNMA              387,624          2,417          7,618          8,418            369,171
Collateralized term loan - B of A            494,511          1,803         14,791         16,928            460,989
Mortgage notes, other                         65,831         23,999         25,329         12,233              4,271
Line of credit                                73,300                        73,300              -                  -
Redeemable Preferred OP Units                 62,123          8,175          4,500          8,940             40,507
Operating leases                               1,948            885          1,063              -                  -
                                         -----------      ---------      ---------       ---------       -------------
                                         $ 1,125,416      $  38,086      $ 165,873       $ 46,519          $ 874,938
                                         -----------      ---------      ---------       ---------       -------------

      Interest expense is a material cash requirement of the Company and is expected to be in excess of $63.0 million during 2006.

      The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its Properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Risk Factors". If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company's business, results of operations and financial condition will be adversely impacted.

      At December 31, 2005, the Company's debt to total capitalization approximated 63.8 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 7.8 years and a weighted average interest rate of 5.3 percent.

      Capital expenditures for the years ended December 31, 2005 and 2004 included recurring capital expenditures of $7.7 million and $6.6 million (excluding $0.4 million related to a software conversion), respectively.

      Net cash used in investing activities was $37.0 million for the year ended December 31, 2005 compared to $154.4 million in the prior year. The difference is due to: decreased investment in rental properties of $60.0 million; decreased purchase of short-term investments of $90.0 million; offset by decreased proceeds from property and land disposition of $4.4 million; decreased repayments of notes receivables and officer's notes, net of $14.9 million; and decreased proceeds from loans sold to Origen of $13.3 million.

      Net cash used in financing activities was $75.9 million for the year ended December 31, 2005, compared to net cash provided by financing activities of $122.9 million in the prior year. The difference is primarily due to a decrease in net proceeds from notes payable and other debt of $174.3 million, inclusive of borrowings on the line of credit $172.3 million, the retirement of $50.0 million of Perpetual Preferred Operating Partnership Units and a reduction in net proceeds from the issuance of common stock and OP units, net of $3.3 million, offset by decreased distributions of $2.6 million, decreased treasury stock purchases of $17.2 million, and decreased payments of deferred financing costs of $9.0 million.

RATIO OF EARNINGS TO FIXED CHARGES

      The Company's ratio of earnings to fixed charges for the years ended December 31, 2005 and 2004 was less than 1:1 (the earnings deficiency required to bring the ratio to 1:1 was $6.3 million and $46.1 million, respectively). The Company's ratio of earnings to fixed charges was 1.29:1 for the year ended December 31, 2003.

INFLATION

      Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

SAFE HARBOR STATEMENT

      This Form 10-K contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this Form 10-K that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Form 10-K. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled "Factors That May Affect Future Results" or "Risk Factors" contained in this Form 10-K and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

      In December 2004, the FASB issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement statement 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in statement 123(R) using the modified-prospective method, effective January 1, 2006. The Company believes that the adoption of this pronouncement will not have a significant impact on its financial position or results of operations.

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

      The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2005, 2004, 2003 (in thousands):

                                SUN COMMUNITIES, INC.
              RECONCILIATION OF NET INCOME TO FUND FROM OPERATIONS (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE/OP UNIT AMOUNTS)

                                                                  2005            2004             2003
                                                                --------         --------        --------
Net income (loss)                                               $ (5,452)        $(40,468)       $ 23,714
Adjustments:
   Depreciation and amortization                                  56,902           45,589          43,458
   Valuation adjustment (1)                                          430              528            (879)
   Allocation of SunChamp losses (2)                                   0              300           4,548
   (Gain) loss on dispositions, net                                  156           (3,880)         (8,590)
   Income (loss) allocated to common minority interests             (723)          (5,364)          3,274
                                                                --------         --------        --------
Funds from operations (FFO)                                     $ 51,313         $ (3,295)       $ 65,525

FFO - Continuing Operations                                     $ 51,141         $ (3,628)       $ 63,380
                                                                ========         ========        ========
FFO - Discontinued Operations                                   $    172         $    333        $  2,145
                                                                ========         ========        ========

Weighted average common shares/OP Units outstanding:

          Basic                                                   20,121           20,792          20,717
                                                                ========         ========        ========
          Diluted                                                 20,253           20,792          20,856
                                                                ========         ========        ========

Continuing Operations:

FFO per weighted average Common Share/OP Unit - Basic           $   2.53         $  (0.17)       $   3.06
                                                                ========         ========        ========
FFO per weighted average Common Share/OP Unit - Diluted         $   2.53         $  (0.17)       $   3.04
                                                                ========         ========        ========

Discontinued Operations:

FFO per weighted average Common Share/OP Unit - Basic           $   0.01         $   0.01        $   0.10
                                                                ========         ========        ========
FFO per weighted average Common Share/OP Unit - Diluted         $   0.01         $   0.01        $   0.10
                                                                ========         ========        ========

Total Operations:

FFO per weighted average Common Share/OP Unit - Basic           $   2.54         $  (0.16)       $   3.16
                                                                ========         ========        ========
FFO per weighted average Common Share/OP Unit - Diluted         $   2.54         $  (0.16)       $   3.14
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

      The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent for the period April 2003 through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.88 percent for the period April 2003 through July 2007. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 13, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

      The Company's remaining variable rate debt totals $166.7 million as of December 31, 2005 which bears interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities ("DMBS") rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2005 and 2004, the Company believes its interest expense would have increased or decreased by approximately $1.3 million and $1.7 million, respectively, based on the $131.2 million and $169.7 million average balance outstanding under the Company's variable rate debt facilities for the year ended December 31, 2005 and 2004, respectively.

      Additionally, the Company had $13.5 million and $14.7 million LIBOR based variable rate mortgage and other notes receivable as of December 31, 2005 and 2004. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2005 and 2004, the Company believes interest income would have increased or decreased by approximately $0.1 million and $0.2 million, respectively, based on the $14.1 million and $19.3 million average balance outstanding on all variable rate notes receivable for the year ended December 31, 2005 and 2004, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2005 to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

DESIGN AND EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management's assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in the Company's 2005 financial statements under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      Not applicable

                                    PART III

      The information required by ITEMS 10, 11, 12, 13, AND 14 will be included in the Company's proxy statement for its 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Date: March 16, 2006

                                   SUN COMMUNITIES, INC., a
                                   Maryland corporation

                                   By: /s/ Gary A. Shiffman
                                       -----------------------------------------
                                       Gary A. Shiffman, Chief Executive Officer

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

          NAME                                              TITLE                                       DATE
          ----                                              -----                                       ----
/s/ Gary A. Shiffman                          Chief Executive Officer, President and Chairman of     March 16, 2006
---------------------------                   the Board of Directors
Gary A. Shiffman

/s/ Jeffrey P. Jorissen                       Executive Vice President, Chief Financial Officer,     March 16, 2006
---------------------------                   Treasurer, Secretary and Principal Accounting Officer
Jeffrey P. Jorissen

/s/ Paul D. Lapides                           Director                                               March 16, 2006
---------------------------
Paul D. Lapides

/s/ Ted J. Simon                              Director                                               March 16, 2006
---------------------------
Ted J. Simon

/s/ Clunet R. Lewis                           Director                                               March 16, 2006
---------------------------
Clunet R. Lewis

/s/ Ronald L. Piasecki                        Director                                               March 16, 2006
---------------------------
Ronald L. Piasecki

/s/ Arthur A. Weiss                           Director                                               March 16, 2006
---------------------------
Arthur A. Weiss

                                  EXHIBIT INDEX

   EXHIBIT                                                                                        METHOD OF
   NUMBER                                      DESCRIPTION                                         FILING
   -------                                     -----------                                        ---------
     2.1      Form of Sun Communities, Inc.'s Common Stock Certificate                               (1)

     3.1      Amended and Restated Articles of Incorporation of Sun Communities, Inc                 (1)

     3.2      Bylaws of Sun Communities, Inc.                                                        (2)

     4.1      Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun                (3)
              Communities Operating Limited Partnership (the "Operating Partnership") and
              Bankers Trust Company, as Trustee

     4.2      Form of Note for the 2001 Notes                                                        (3)

     4.3      Form of Note for the 2003 Notes                                                        (3)

     4.4      First Supplemental Indenture, dated as of August 20, 1997, by and between the          (7)
              Operating Partnership and Bankers Trust Company, as Trustee

     4.5      Form of Medium-Term Note (Floating Rate)                                               (7)

     4.6      Form of Medium-Term Note (Fixed Rate)                                                  (7)

     4.7      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (9)
              Designating a Series of Preferred Stock and Fixing Distribution and other
              Rights in such Series

     4.8      Articles Supplementary of Board of Directors of Sun Communities, Inc.                  (11)
              Designating a Series of Preferred Stock

     10.1     Second Amended and Restated Agreement of Limited Partnership of Sun Communities        (6)
              Operating Limited Partnership

     10.2     Second Amended and Restated 1993 Stock Option Plan                                     (10)

     10.3     Amended and Restated 1993 Non-Employee Director Stock Option Plan                      (6)

     10.4     Form of Stock Option Agreement between Sun Communities, Inc. and certain               (1)
              directors, officers and other individuals#

     10.5     Form of Non-Employee Director Stock Option Agreement between Sun Communities,          (4)
              Inc. and certain directors#

     10.6     Form of Restricted Stock Award Agreement#                                              (19)

     10.7     Amended and Restated Loan Agreement between Sun Communities Funding Limited            (7)
              Partnership and Lehman Brothers Holdings Inc.

     10.8     Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun          (7)
              Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.

     10.9     Form of Indemnification Agreement between each officer and director of Sun             (7)
              Communities, Inc. and Sun Communities, Inc.

    10.10     Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership         (7)
              and High Point Associates, LP.

    10.11     Option Agreement by and between the Operating Partnership and Sea Breeze               (7)
              Limited Partnership

    10.12     Option Agreement by and between the Operating Partnership and High Point               (7)
              Associates, LP

    10.13     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 94,570 shares of Common Stock

    10.14     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (5)
              for 305,430 shares of Common Stock

    10.15     Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership          (7)
              with respect to 80,000 shares of Common Stock

    10.16     Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated         (17)
              as of January 1, 2005#

    10.17     Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen,            (17)
              dated as of January 1, 2005#

   EXHIBIT                                                                                        METHOD OF
   NUMBER                                      DESCRIPTION                                         FILING
   -------                                     -----------                                        ---------
    10.18     Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc.,         (17)
              dated as of January 1, 2005#

    10.19     Long Term Incentive Plan                                                               (7)

    10.20     Sun Communities, Inc. 1998 Stock Purchase Plan#                                        (9)

    10.21     Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust         (8)
              Company, dated April 24, 1998

    10.22     One Hundred Third Amendment to Second Amended and Restated Limited Partnership         (11)
              Agreement of the Operating Partnership

    10.23     One Hundred Eleventh Amendment to Second Amended and Restated Limited                  (12)
              Partnership Agreement of the Operating Partnership

    10.24     One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited              (12)
              Partnership Agreement of the Operating Partnership

    10.25     One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited               (12)
              Partnership Agreement of the Operating Partnership

    10.26     One Hundred Seventy-Second Amendment to Second Amended and Restated Limited            (19)
              Partnership Agreement of the Operating Partnership

    10.27     Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A.             (19)
              Shiffman, dated May 10, 2004#

    10.28     First Amendment to Restricted Stock Award Agreement between Sun Communities,           (19)
              Inc., and Gary A. Shiffman#

    10.29     Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P.          (19)
              Jorissen, dated May 10, 2004#

    10.30     First Amendment to Restricted Stock Award Agreement between Sun Communities,           (19)
              Inc. and Jeffrey P. Jorissen#

    10.31     Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun         (15)
              Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of
              America, N.A., as Lender

    10.32     Schedule identifying substantially identical agreements to Exhibit 10.31               (15)

    10.33     Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as            (15)
              Borrower, and Bank of America, N.A., as Lender

    10.34     Schedule identifying substantially identical agreements to Exhibit 10.33               (15)

    10.35     Form of Loan Agreement dated June 9, 2004 by and between Sun Continental               (15)
              Estates LLC as Borrower, and Bank of America, N.A., as Lender

    10.36     Schedule identifying substantially identical agreements to Exhibit 10.35               (15)

    10.37     Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC,         (15)
              as Borrower, and Bank of America, N.A., as Lender

    10.38     Schedule identifying substantially identical agreements to Exhibit 10.37               (15)

    10.39     Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by          (15)
              and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun
              Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC,
              Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial
              Mortgage Co., L.P., as Lender

    10.40     Appendix I (definitions) to Amended And Restated Master Credit Facility                (15)
              Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen
              Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited
              Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak
              LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender

Exhibit                                                                                 Method of
Number                                 Description                                        Filing
------                                 -----------                                      ----------
10.41      Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing            (15)
           LLC, Aspen -- Ft. Collins Limited Partnership and Sun Secured Financing
           Houston Limited Partnership, in favor of Arcs Commercial Mortgage Co.,
           L.P., in the original principal amount of $77,362,500

10.42      Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing           (15)
           LLC, Sun Secured Financing Houston Limited Partnership, Aspen -- Ft.
           Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly
           Forest LLC and Sun Saddle Oak LLC, in favor of Arcs
           Commercial Mortgage Co., L.P., in the original principal amount of
           $100,000,000

10.43      Variable Facility Note dated April 28, 2004 made by Sun Secured                  (15)
           Financing LLC, Sun Secured Financing Houston Limited Partnership,
           Aspen -- Ft. Collins Limited Partnership, Sun Communities Finance LLC,
           Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs
           Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000

10.44      Fourth Amended and Restated Variable Facility Note dated April 28,               (15)
           2004 made by Sun Secured Financing LLC, Sun Secured Financing
           Houston Limited Partnership, Aspen -- Ft. Collins Limited Partnership,
           Sun Communities Finance LLC, Sun Holly Forest LLC and Sun
           Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $152,362,500

10.45      Credit Agreement, dated September 30, 2004, among the Company, the
           Operating Partnership, Standard Federal Bank National                            (16)
           Association, LaSalle Bank National Association and other lenders

10.46      Second Amended and Restated Promissory Note (Secured), dated as of               (13)
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating
           Partnership

10.47      First Amended and Restated Promissory Note (Unsecured), dated as of              (13)
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating
           Partnership

10.48      First Amended and Restated Promissory Note (Secured), dated as of                (13)
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating
           Partnership

10.49      Second Amended and Restated Promissory Note (Unsecured), dated as of             (13)
           July 15, 2002, made by Gary A. Shiffman in favor of the  Operating
           Partnership

10.50      Second Amended and Restated Promissory Note (Secured), dated as of               (13)
           July 15, 2002, made by Gary A. Shiffman in favor of the Operating
           Partnership

10.51      Lease, dated November 1, 2002, by and between the Operating                      (14)
           Partnership as Tenant and American Center LLC as Landlord

10.52      Concurrent Private Placement Agreement dated October 8, 2003 among
           Sun OFI, Inc., Origen Financial, Inc., and the Purchasers (as defined            (18)
           therein)

10.53      Registration Rights Agreement dated as of October 8, 2003 among Sun              (18)
           OFI, Inc., Origen Financial, Inc., Lehman Brothers Inc., on
           behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto

12.1       Computation of Ratio of Earnings to Fixed Charges and Ratio Earnings             (20)
           to Combined Fixed Charges and Preferred Dividends

21.1       List of Subsidiaries of Sun Communities, Inc.                                    (20)

23.1       Consent of Grant Thornton LLP                                                    (20)

Exhibit                                                                                    Method of
Number                                 Description                                           Filing
------                                 -----------                                         ---------
31.1       Certification of Chief Executive Officer pursuant to Section 302 of the          (20)
           Sarbanes-Oxley Act of 2002

31.2       Certification of Chief Financial Officer pursuant to Section 302 of              (20)
           the Sarbanes-Oxley Act of 2002

32.1       Certification of Chief Executive Officer and Chief Financial Officer             (20)
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

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

(15) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(16) Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(17) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 23, 2005.

(18) Incorporated by reference to Origen Financial, Inc.'s Registration Statement on Form S-11, No. 333-112516

(19) Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.

(20)  Filed herewith.

#     Management contract or compensatory plan or arrangement.

                              SUN COMMUNITIES, INC.
          INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULE

                                                                                                  PAGE
Management's Report on Internal Control Over Financial Reporting                                   F-2

Reports of Independent Registered Public Accounting Firm                                     F-3 - F-5

Financial Statements:

   Consolidated Balance Sheets as of December 31, 2005 and 2004                                    F-6

   Consolidated Statements of Operations
   for the Years Ended December 31, 2005, 2004 and 2003                                            F-7

   Consolidated Statements of Comprehensive Income (Loss)
   for the Years Ended December 31, 2005, 2004 and 2003                                            F-8

   Consolidated Statements of Stockholders' Equity
   for the Years Ended December 31, 2005, 2004 and 2003                                            F-9

   Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2005, 2004 and 2003                                           F-10

   Notes to Consolidated Financial Statements                                              F-11 - F-31

Schedule III - Real Estate and Accumulated Depreciation                                    F-32 - F-35

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

      - provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

      - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the financial statements.

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2005, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Grant Thornton LLP, independent registered public accounting firm, who audited and reported on the financial statements of the Company included in this report as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003 has issued an attestation report on management's assessment of internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Sun Communities, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 16, 2006, expressed an unqualified opinion on those financial statements.

/S/ GRANT THORNTON LLP

Southfield, Michigan
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule III is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Communities, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006, expressed an unqualified opinion.

/S/  GRANT THORNTON LLP

Southfield, Michigan
March 16, 2006

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)

                                                                         2005               2004
                                                                      ----------        --------------
ASSETS
         Investment in rental property, net                           $  1,161,820      $    1,131,956
         Cash and cash equivalents                                           5,880              52,586
         Short-term investments                                                  -              44,975
         Inventory of manufactured homes                                    17,105              25,964
         Investment in affiliate                                            46,352              48,360
         Notes and other receivables                                        41,134              45,037
         Other assets                                                       48,245              54,289
                                                                      ------------      --------------

                           Total assets                               $  1,320,536      $    1,403,167
                                                                      ============      ==============

LIABILITIES
         Debt                                                         $  1,050,168      $    1,078,442
         Line of credit                                                     73,300                   -
         Other liabilities                                                  32,267              31,936
                                                                      ------------      --------------

                           Total liabilities                             1,155,735           1,110,378
                                                                      ------------      --------------

         Minority interest                                                  21,544              81,043
                                                                      ------------      --------------

STOCKHOLDERS' EQUITY
      Preferred stock, $.01 par value, 10,000 shares
            authorized, none issued                                   $          -      $            -
      Common stock, $.01 par value, 90,000 shares
            authorized, 19,814 and 19,626 issued
            in 2005 and 2004, respectively                                     198                 196
      Additional paid-in capital                                           460,568             462,522
      Officer's notes                                                       (9,427)             (9,798)
      Unearned compensation                                                (13,187)            (15,557)
      Accumulated comprehensive earnings (loss)                                532               (959)
      Distributions in excess of accumulated earnings                     (231,827)           (181,073)
      Treasury stock, at cost, 1,802 and 1,202 shares
            in 2005 and 2004, respectively                                 (63,600)            (43,585)
                                                                      ------------      --------------

                           Total stockholders' equity                      143,257             211,746
                                                                      ------------      --------------

                           Total liabilities and stockholders' equity $  1,320,536      $    1,403,167
                                                                      ============      ==============


    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                           2005          2004       2003
                                                        ---------     ----------  ---------
REVENUES
Income from rental property                             $ 178,985    $ 167,145    $ 158,546
Revenue from home sales                                    18,385       17,667       19,516
Rental home revenue                                         9,084        4,558        2,881
Ancillary revenues, net                                       741          532          530
Interest                                                    4,359        6,633        7,434
Income from Origen, net, principally interest                   -            -        3,920
Gain on sale of land                                            -        5,879            -
Other income (loss)                                          (689)         934          676
                                                        ---------    ---------    ---------
         Total revenues                                   210,865      203,348      193,503

COSTS AND EXPENSES
Property operating and maintenance                         45,091       41,544       39,562
Real estate taxes                                          15,173       13,753       11,678
Cost of home sales                                         13,861       14,242       13,879
Rental home operating and maintenance                       7,372        3,368        1,620
General and administrative - rental property               14,493       12,559       10,536
General and administrative - home sales and rentals         6,207        8,070        6,027
Depreciation and amortization                              54,330       45,217       43,940
Extinguishment of debt                                          -       51,643            -
Deferred financing costs related to extinguished debt           -        5,557            -
Interest                                                   55,650       43,899       36,679
Interest on mandatorily redeemable debt                     4,322        4,294        2,058
Impairment charge                                               -            -        4,932
Florida storm damage (recovery)                              (390)         600            -
                                                        ---------    ---------    ---------
         Total expenses                                   216,109      244,746      170,911

 Equity income (loss) from affiliate                         (908)        (151)         667

                                                        ---------    ---------    ---------
                  Income (loss) from operations            (6,152)     (41,549)      23,259

Less income (loss) allocated to minority interest:
     Preferred OP Units                                       961        4,438        6,479
     Common OP Units                                         (837)      (5,382)       3,078
                                                        ---------    ---------    ---------

Income (loss) from continuing operations                   (6,276)     (40,605)      13,702
Income (loss) from discontinued operations                    824          137       10,012
                                                        ---------    ---------    ---------
                   Net income (loss)                    $  (5,452)   $ (40,468)   $  23,714
                                                        =========    =========    =========

Weighted average common shares outstanding:
     Basic                                                 17,716       18,318       18,206
                                                        =========    =========    =========
     Diluted                                               17,716       18,318       18,345
                                                        =========    =========    =========
Basic earnings (loss) per share:
     Continuing operations                              $   (0.35)   $   (2.22)   $    0.75
     Discontinued operations                                 0.04         0.01         0.55
                                                        ---------    ---------    ---------
     Net income (loss)                                  $   (0.31)   $   (2.21)   $    1.30
                                                        =========    =========    =========
Diluted earnings (loss) per share:
     Continuing operations                              $   (0.35)   $   (2.22)   $    0.75
     Discontinued operations                                 0.04         0.01         0.54
                                                        ---------    ---------    ---------
     Net income (loss)                                  $   (0.31)   $   (2.21)   $    1.29
                                                        =========    =========    =========


    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)

                                             2005          2004     2003
                                           --------     ---------  --------
Net income (loss)                          $ (5,452)   $(40,468)   $ 23,714
Unrealized income on interest rate swaps      1,491         335         557

                                           --------    --------    --------
Comprehensive income (loss)                $ (3,961)   $(40,133)   $ 24,271
                                           ========    ========    ========


   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                     ADDITIONAL
                                           COMMON     PAID-IN                         UNEARNED
                                           STOCK      CAPITAL     OFFICERS' NOTES   COMPENSATION
                                          --------   ----------   ---------------   ------------
Balance, January 1, 2003                  $    183   $  420,683   $       (10,703)  $     (8,622)
Issuance of common stock, net                    9       27,640
Amortization and forfeitures                                                               1,285
Repayment of officers' notes                                                  404
Reclassification and conversion of
   minority interest                                     (2,112)
Net income
Unrealized income on interest rate swaps
Cash distributions declared of $2.41
   per share
                                          --------   ----------   ---------------   ------------
 Balance, December 31, 2003               $    192   $  446,211   $       (10,299)  $     (7,337)
Issuance of common stock, net                    4       13,455                          (10,331)
Amortization and forfeitures                                                               2,111
Repayment of officer's notes                                                  501
Treasury stock purchased, 1,000 shares
Reclassification and conversion of
   minority interest                                      2,856
Net loss
Unrealized income on interest rate swaps
Cash distributions declared of $2.44
   per share
                                          --------   ----------   ---------------   ------------
 Balance, December 31, 2004               $    196   $  462,522   $        (9,798)  $    (15,557)
Issuance of common stock, net                    2        2,043
Amortization and forfeitures                                                               2,370
Repayment of officer's notes                                                  371
Treasury stock purchased, 600 shares
Reclassification and conversion of
   minority interest                                     (3,997)
Net loss
Unrealized income on interest rate swaps
Cash distributions declared of $2.50
   per share
                                          --------   ----------   ---------------   ------------
 Balance, December 31, 2005               $    198   $  460,568   $        (9,427)  $    (13,187)
                                          ========   ==========   ===============   ============

                                                           DISTRIBUTIONS
                                            ACCUMULATED    IN EXCESS OF
                                           COMPREHENSIVE    ACCUMULATED    TREASURY
                                          EARNINGS (LOSS)     EARNINGS      STOCK     TOTAL EQUITY
                                          ---------------  -------------   --------   ------------
Balance, January 1, 2003                   $      (1,851)  $     (73,774)  $ (6,384)  $    319,532
Issuance of common stock, net                                                               27,649
Amortization and forfeitures                                                                 1,285
Repayment of officers' notes                                                                   404
Reclassification and conversion of
   minority interest                                                                        (2,112)
Net income                                                        23,714                    23,714
Unrealized income on interest rate swaps             557                                       557
Cash distributions declared of $2.41
   per share                                                     (44,419)                  (44,419)
                                           -------------   -------------   --------   ------------
 Balance, December 31, 2003                $      (1,294)  $     (94,479)  $ (6,384)  $    326,610
Issuance of common stock, net                                                                3,128
Amortization and forfeitures                                                                 2,111
Repayment of officer's notes                                                                   501
Treasury stock purchased, 1,000 shares                                      (37,201)       (37,201)
Reclassification and conversion of
   minority interest                                                                         2,856
Net loss                                                         (40,468)                  (40,468)
Unrealized income on interest rate swaps             335                                       335
Cash distributions declared of $2.44
   per share                                                     (46,126)                  (46,126)
                                           -------------   -------------   --------   ------------
 Balance, December 31, 2004                $        (959)  $    (181,073)  $(43,585)  $    211,746
Issuance of common stock, net                                                                2,045
Amortization and forfeitures                                                                 2,370
Repayment of officer's notes                                                                   371
Treasury stock purchased, 600 shares                                        (20,015)       (20,015)
Reclassification and conversion of
   minority interest                                                                        (3,997)
Net loss                                                          (5,452)                   (5,452)
Unrealized income on interest rate swaps           1,491                                     1,491
Cash distributions declared of $2.50
   per share                                                     (45,302)                  (45,302)
                                           -------------   -------------   --------   ------------
 Balance, December 31, 2005                $         532   $    (231,827)  $(63,600)  $    143,257
                                           =============   =============   ========   ============

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)


                                                                                               2005         2004         2003
                                                                                            ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                           $  (5,452)   $ (40,468)   $  23,714
     Adjustments to reconcile net income (loss) to cash provided by operating activities:
         Income (loss) allocated to minority interests                                           (723)      (5,364)       3,274
         Gain from property and land dispositions, net                                           (828)      (5,879)      (3,658)
         Depreciation and amortization                                                         59,273       49,510       44,467
         Distributions from affiliate                                                           1,100        2,238            -
         Amortization of deferred financing costs                                               1,939        2,160        1,835
         Extinguishment of debt                                                                     -       51,643            -
         Write off of deferred financing costs related to extinguished debt                         -        5,557            -
         Equity (income) loss from affiliates                                                     908          151         (667)
         (Increase) decrease in inventory and other assets                                      9,662       (6,591)      (5,550)
         Increase (decrease) in accounts payable and other liabilities                            331        7,103         (814)
                                                                                            ---------    ---------    ---------
                                    Net cash provided by operating activities                  66,210       60,060       62,601
                                                                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Investment in rental properties                                                      (87,990)    (147,965)     (50,310)
         Purchase of short-term investments                                                   (84,875)    (106,975)           -
         Proceeds from sale of short-term investments                                         129,850       62,000            -
         Proceeds related to property and land dispositions                                     3,867        8,257       22,499
         Investments in and advances to affiliates                                                  -            -      (46,945)
         Proceeds from sale of installment loans on manufactured homes to Origen                    -       13,289       61,994
         Purchase of installment loans on manufactured homes from Origen                            -            -      (74,206)
         Decrease in notes receivable and officers' notes, net                                  2,098       17,003       28,747
                                                                                            ---------    ---------    ---------
                                    Net cash used in investing activities                     (37,050)    (154,391)     (58,221)
                                                                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds from issuance of common stock and OP units, net                          (2,296)       1,033       26,222
         Borrowings (repayments) on line of credit, net                                        73,300      (99,000)      36,000
         Payments to retire Perpetual Preferred Operating Partnership Units                   (50,000)           -            -
         Payments to redeem notes payable and other debt                                      (34,346)    (426,224)    (143,774)
         Proceeds from notes payable and other debt                                             6,025      744,462      150,000
         Payments for deferred financing costs                                                    (35)      (9,091)      (2,281)
         Treasury stock purchases                                                             (20,015)     (37,201)           -
         Distributions                                                                        (48,499)     (51,120)     (49,153)
                                                                                            ---------    ---------    ---------
                          Net cash provided by (used in) financing activities                 (75,866)     122,859       17,014
                                                                                            ---------    ---------    ---------

  Net increase (decrease) in cash and cash equivalents                                        (46,706)      28,528       21,394

  Cash and cash equivalents, beginning of year                                                 52,586       24,058        2,664
                                                                                            ---------    ---------    ---------

  Cash and cash equivalents, end of year                                                    $   5,880    $  52,586    $  24,058
                                                                                            =========    =========    =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $69, $380, and $2,082
     in 2005, 2004 and 2003, respectively                                                   $  54,129    $  46,119    $  35,744
Cash paid for interest on mandatorily redeemable debt                                       $   4,311    $   4,339    $   2,058
Noncash investing and financing activities:
     Debt assumed for rental properties                                                     $       -    $  34,186    $   2,288
     Issuance of partnership units to retire capitalized lease obligations                  $       -    $   4,725    $   4,170
     Unrealized gain on interest rate swaps                                                 $   1,491    $     335    $     557


    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A. BUSINESS: Sun Communities, Inc. (the "Company") is a real estate investment trust ("REIT") which owns and operates 135 manufactured housing communities at December 31, 2005 located in eighteen states concentrated principally in the Midwest and Southeast comprising 47,385 developed sites and 6,942 sites suitable for development.

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

B. PRINCIPLES OF CONSOLIDATION: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership") SunChamp LLC ("SunChamp"), and effective December 31, 2003, Sun Home Services, Inc. ("SHS"). SHS is a wholly owned subsidiary and beginning in 2003 is included in the consolidated financial statements in accordance with Financial Interpretation No. 46(R), "Consolidation of Variable Interest Entities". With total assets of approximately $132.8 million, SHS actively markets, sells and leases new and pre-owned manufactured homes for placement in the Company's properties.

      The minority interests include 2.3 million Common Operating Partnership Units ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

      $62.1 million of Preferred OP Units ("POP Units"), which are mandatorily redeemable, are included in debt at December 31, 2005 and 2004, pursuant to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity". These POP Units pay dividends at rates ranging from
      6.0 percent to 7.6 percent and mature between 2006 and 2014. Of these POP Units, $43.8 million are convertible into shares of the Company's common stock or OP Units at conversion prices ranging from $44 to $68 per unit. The maximum amount that the Company is required to pay to redeem its POP Units is $62.1 million and, if converted, approximately 707,000 shares of the Company's capital stock or OP Units would be issued.

      Of the $62.1 million POP Units included in debt at December 31, 2005, $4.7 million were issued during 2004 in connection with property acquisitions. These POP Units pay dividends at 7.625% and mature on May 15, 2010.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

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

          The Company periodically receives offers from interested parties to purchase certain of its properties. These offers may be the result of an active program initiated by the Company to sell the property, or from an unsolicited offer to purchase the property. The typical sale process involves a significant negotiation and due diligence period between the Company and the potential purchaser. As the intent of this process is to determine if there are items that would cause the purchaser to be unwilling to purchase or the Company unwilling to sell, it is not unusual for such potential offers of sale/purchase to be withdrawn as such issues arise. The Company classifies assets as "held for sale" when it is probable, in its opinion, that a sale transaction will be completed within one year. This typically occurs when all significant contingencies surrounding the closing have been resolved, which often corresponds with the closing date.

          Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes and 7 to 15 years for furniture, fixtures and equipment.

    D. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents. Certain cash accounts totaling $1.9 million and $1.3 million at December 31, 2005 and 2004, respectively, that hold resident security deposit and tax and mortgage escrow funds are considered restricted cash.

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

    F. NOTES AND ACCOUNTS RECEIVABLE: Notes and accounts receivable are stated at their outstanding balance reduced by unearned discount and allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   F. NOTES AND ACCOUNTS RECEIVABLE, (CONTINUED): that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The ability to collect the loans is measured based on the present value of the expected future cash flow discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. For receivables relating to community rents the Company reserves for receivables when it believes collection is less than probable. The reserve for uncollectible accounts receivable related to community rents was $0.3 million and $0.2 million at December 31, 2005 and 2004, respectively.

  G. STOCK OPTIONS: The company accounts for its stock options using the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." If the Company had accounted for awards using the method contained in FASB Statement No. 123, "Accounting for Stock-Based Compensation", net income (loss) and earnings (loss) per share would have been presented as follows for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands, except for per share data):

                                                              2005           2004         2003
                                                           ----------    ----------    ----------
Net income (loss), as reported                             $   (5,452)   $  (40,468)   $   23,714
Stock-based compensation expense under fair value method          (57)          (62)         (274)
                                                           ----------    ----------    ----------
Pro forma net income (loss)                                $   (5,509)   $  (40,530)   $   23,440
                                                           ==========    ==========    ==========

Earnings (loss) per share (Basic), as reported             $    (0.31)   $    (2.21)   $     1.30
                                                           ==========    ==========    ==========
Earnings (loss) per share (Basic), pro forma               $    (0.31)   $    (2.21)   $     1.29
                                                           ==========    ==========    ==========

Earnings (loss) per share (Diluted), as reported           $    (0.31)   $    (2.21)   $     1.29
                                                           ==========    ==========    ==========
Earnings (loss) per share (Diluted), pro forma             $    (0.31)   $    (2.21)   $     1.28
                                                           ==========    ==========    ==========


  H. INVESTMENTS IN AND ADVANCES TO AFFILIATES: Origen Financial, Inc. ("Origen"), is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50.0 million. As of December 31, 2005, the Company's 5,000,000 shares of Origen common stock represented approximately 20% of the issued and outstanding shares of the capital stock of Origen. The investment is accounted for using the equity method of accounting. The Company received dividends from Origen of $1.1 and $2.2 million during 2005 and 2004, respectively.

      Summarized combined financial information of Origen at December 31, 2005, 2004 and the period of October 8 through December 31, 2003 is presented below before elimination of inter-company transactions.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

   H. INVESTMENTS IN AND ADVANCES TO AFFILIATES, (CONTINUED):


                                         (UNAUDITED)
                                             2005            2004         10/08/03-12/31/03
                                         ------------    ------------    -------------------
Loans receivable                         $    768,410    $    563,268    $           368,040
Other assets                                  124,593         119,279                 76,033
                                         ------------    ------------    -------------------
          Total assets                   $    893,003    $    682,547    $           444,073
                                         ============    ============    ===================

Warehouse and securitization financing   $    643,914    $    435,761    $           273,404
Repurchase agreements                          23,582          20,153                      -
Other liabilities                              25,556          23,167                 28,349
                                         ------------    ------------    -------------------
          Total liabilities                   693,052         479,081                301,753
                                         ------------    ------------    ------------------
Equity (deficit)                              199,951         203,466                142,320
                                         ------------    ------------    ------------------
          Total liabilities and equity   $    893,003    $    682,547    $           444,073
                                         ============    ============    ==================

Revenues                                 $     74,042    $     53,663    $            10,219
Expenses                                       76,701          56,629                  8,722
                                         ------------    ------------    ------------------
Net income (loss)                        $     (2,659)   $     (2,966)   $             1,497
                                         ============    ============    ==================
Sun's equity income (loss)               $       (908)   $       (151)   $              667
                                         ============    ============    ==================

      At December 31, 2005 the Company's investment in Origen had a market value of $35.6 million. Management has no plans to dispose of this investment in the foreseeable future and believes the difference between the carrying value and market value of Origen is not other than temporary.

  I. REVENUE RECOGNITION: Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

K. FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company's long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, is less than the carrying value by approximately $30.8 million and $23.6 million at December 31, 2005 and 2004, respectively. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

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

      The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap matures in July 2009, with an effective fixed rate of 4.84 percent. A second swap matures in July 2012, with an effective fixed rate of 5.28 percent. The third swap matures in July 2007, with an effective fixed rate of 3.88 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement has a cap rate of
      9.49 percent, a notional amount of $152.4 million and a termination date of April 03, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income
      (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment for the year ended December 31, 2005, 2004 and 2003 totals negative $0.4 million, negative $0.5 million and positive $0.9 million respectively.

      In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded an asset of less than $0.1 million and a liability of $1.1 million as of December 31, 2005 and December 31, 2004, respectively.

      These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

  M. DEFERRED TAX ASSETS: The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on the insight of available evidence; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

  N. INVENTORY: Inventory of manufactured homes is stated at lower of specific cost or market.

  O. RECLASSIFICATIONS: Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

2. RENTAL PROPERTY (AMOUNTS IN THOUSANDS):

                                          AT DECEMBER 31,
                                     --------------------------
                                         2005           2004
                                     -----------    -----------
Land                                 $   116,738    $   116,187
Land improvements and buildings        1,156,612      1,145,131
Rental homes and improvements            117,314         51,540
Furniture, fixtures, and equipment        36,120         35,002
Land held for future development          31,082         31,652
Property under development                   256          1,041
                                     -----------    -----------
                                       1,458,122      1,380,553
Less accumulated depreciation           (296,302)      (248,597)
                                     -----------    -----------
Rental property, net                 $ 1,161,820    $ 1,131,956
                                     ===========    ===========


      Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

      During 2005, the Company acquired one property located near Tampa, Florida for approximately $7.3 million comprised of 697 recreational vehicle sites and 31 manufactured home sites. The property was acquired for cash.

      Subsequent to December 31, 2005, the Company acquired a manufactured home community located in Oakland County, Michigan with occupancy of approximately 95 percent for a total purchase price of $7.8 million. The transaction included the assumption of $4.5 million of debt.

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

      During the first quarter of 2005, the Company prospectively adopted a change in the estimated service lives of homes in its rental program from either 40, 35 or 20 years to 10 years. The effect of this change for the year ended December 31, 2005 is a decrease in net income and income from operations of approximately $8.0 million and a decrease in earnings per share of approximately $0.45 per share.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

3.    DISPOSITION OF PROPERTIES:

      In 2003, the Company sold four manufactured home communities for gross proceeds of approximately $24.8 million. In 2004, the Company sold undeveloped commercial land for $8.8 million resulting in a gain of approximately $5.9 million. In 2005, the Company sold two properties for a combined sales price of $5.7 million.

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

                                                                            SUMMARY STATEMENT OF OPERATIONS
                                                                                  DISPOSED PROPERTIES
                                                                          -------------------------------------
                                                                           2005          2004            2003
                                                                          ------        ------          -------
Income from rental property                                               $  407        $  690          $ 3,332
Revenue from home sales                                                       96           170                -
Rental home revenue                                                            7
Ancillary revenues, net                                                       (2)           13                -
Property operating and maintenance                                          (170)         (275)            (808)
Real estate taxes                                                            (24)          (64)            (378)
Cost of home sales                                                           (89)         (141)               -
Rental home operating and maintenance                                         (2)
Depreciation and amortization                                                (62)         (178)            (527)
Interest and general and administrative                                     (51)          (60)              (1)
                                                                          ------        ------          -------
Income from operations                                                       110           155            1,618
Income allocated to common OP units                                         (114)          (18)            (196)
Gain on sale of discontinued operations                                      828             -            8,590
                                                                          ------        ------          -------
Income from discontinued operations                                       $  824        $  137          $10,012
                                                                          ======        ======          =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

4.    NOTES AND OTHER RECEIVABLES (AMOUNTS IN THOUSANDS):

                                                                                                      AT DECEMBER 31,
                                                                                             ------------------------------
                                                                                                2005                2004
                                                                                             ----------          ----------
Mortgage and other notes receivable, with interest payable at a                              $   13,532          $   18,499
     weighted average interest rate of  6.63 % and 7.49% at
    December 31, 2005 and 2004, respectively, maturing at various dates through
    August 2008, substantially collateralized by manufactured home communities.

Installment loans on manufactured homes with interest payable                                    19,688              16,447
     monthly at a weighted average interest rate and maturity of
     6.05% and 10 years, respectively.
Other receivables, net of allowance for losses of  $0.3 and $0.2
     million, as of December 31, 2005 and 2004, respectively.                                     7,914              10,091
                                                                                             ----------          ----------
                                                                                             $   41,134          $   45,037
                                                                                             ==========          ==========

Mortgage and other notes receivable of $13.5 million at December 31, 2005 will mature in 2008. Mortgage and other notes receivable of $5.0 million and $24.0 million were repaid during 2005 and 2004, respectively. Installment loans on manufactured homes include $15.0 million and $9.6 million at December 31, 2005 and 2004, respectively, of financing provided by the Company to purchasers of manufactured homes located in its communities.

Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units at December 31, 2005 with substantial personal recourse. The notes become due in three equal installments on each of December 31, 2008, 2009 and 2010. Reductions in the principal balance of these notes were $0.4 million and $0.5 million for the years 2005 and 2004, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

5.    DEBT AND LINE OF CREDIT (AMOUNTS IN THOUSANDS):

      The following table sets forth certain information regarding debt:

                                                                                                           AT DECEMBER 31,
                                                                                                   -----------------------------
                                                                                                       2005             2004
                                                                                                   ------------     ------------
Collateralized term loan, 7.01%, due September 9, 2007                                             $     40,079     $     40,837
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016                                     494,511          496,031
Collateralized term loans - Fannie Mae, of which $77.4M is variable, due
     May 1, 2014 and January 1, 2015 at the Company's option, interest at 4.51 -
     5.2% and 3.58 - 5.2% at December 31, 2005 and December 31, 2004,                                   387,624          389,154
     respectively

Preferred OP units, redeemable at various dates through
     January 2, 2014, average interest at 6.9 % and 6.8% at December 31, 2005
     and December 31, 2004, respectively                                                                 62,123           62,123
Senior notes, 6.77%, matured May 16, 2005                                                                     -            5,017
Mortgage notes, other                                                                                    65,831           85,280
                                                                                                   ------------     ------------
                                                                                                   $  1,050,168     $  1,078,442
                                                                                                   ============     ============

The collateralized term loans totaling $922.2 million at December 31, 2005 are secured by 94 properties comprising approximately 34,143 sites representing approximately $669.2 million of net book value. The mortgage notes are collateralized by 14 communities comprising approximately 4,597 sites representing approximately $152.5 million of net book value.

During 2004 the Company completed financings totaling $734 million consisting of Collateralized Mortgaged Back Securities (CMBS) of $496 million and additional Fannie Mae financing of $238 million. The Company used approximately $440 million of proceeds from these financing transactions to retire existing debt. The Company also incurred extinguishment costs of approximately $57 million in these transactions. Proceeds were also used to acquire communities and to repurchase Company stock.

The Company has an unsecured line of credit facility with a maximum borrowing amount of $115 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $73.3 million at December 31, 2005. There was no outstanding balance at December 31, 2004. In addition, $3.4 million and $1.3 million of availability at December 31, 2005 and 2004, respectively, was used to back standby letters of credit. Borrowings under the line of credit bear interest at the rate of LIBOR plus 1.75% and mature September 30, 2007 with a one-year extension at the Company's option. At December 31, 2005 and 2004, $36.5 million and $103.5 million, respectively, was available to be drawn under the facility based on the calculation of borrowing base at each year end.

At December 31, 2005, the total of maturities and amortization of debt during the next five years, excluding the line of credit, are approximately as follows:
2006 - $37.2 million; 2007 - $72.6 million; 2008 - $18.9 million; 2009 - $28.9 million, 2010 - $17.7 million and $874.9 million thereafter.

The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At December 31, 2005 and 2004, all covenants were met.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

6.    STOCK OPTIONS:

      Data pertaining to stock option plans are as follows:

                                                       2005                  2004                  2003
                                                   -------------          -------------       -------------
Options outstanding, January 1                           696,380                810,751             975,767
Options granted                                                -                 52,200                   -
Option price                                                 N/A          $34.25-$35.44                 N/A
Options exercised                                          5,698                155,907             154,179
Option price                                       $32.75-$34.25          $22.00-$34.25       $20.13-$35.39
Options forfeited                                          4,343                 10,664              10,837
Option price                                       $32.75-$34.25          $27.03-$34.25       $27.03-$32.75
Options outstanding, December 31                         686,339 (a)            696,380             810,751
Option price                                       $26.50-$35.44          $26.50-$35.44       $   20-$35.39
Options exercisable, December 31                         670,814 (a)            663,830             765,168

(a) There are 686,339 and 670,814 options outstanding and exercisable, respectively, with exercise prices ranging from $26.50 - $35.44 with a weighted average life of 2.5 years related to the outstanding options. The weighted average exercise price for these outstanding and exercisable options is $30.14 and $30.03, respectively.

At December 31, 2005, 98,000 shares of common stock were available for the granting of options to directors. Directors' options generally vest over a three-year period and may be exercised for 10 years after date of grant. In addition, the Company established a Long-Term Incentive Plan in 1997 for certain employees granting 167,918 options (of which 51,238 remain outstanding), which became exercisable in equal installments in 2002-2004.

The Company has opted to measure compensation cost utilizing the intrinsic value method contained in APB Opinion No. 25. "Accounting for Stock Issued to Employees." The fair value of each option grant was estimated as of the date of grant with the following assumptions for options granted:

                                                                   2005                     2004                2003
                                                                   ----          -------------------------      ----
                                                                                 DIRECTORS'     EMPLOYEES'
                                                                                 ----------     ----------
Estimated fair value per share of options granted during year:      N/A          $ 3.64  (1)    $ 2.49  (1)     N/A
Assumptions:
Annualized dividend yield                                           N/A             6.8%           6.8%         N/A
Common stock price volatility                                       N/A           16.97% (2)      16.5% (4)     N/A
Risk-free rate of return                                            N/A            4.33% (3)      3.18% (5)     N/A
Expected option term (in years)                                     N/A               7              3          N/A

(1) 2004 based on valuation as of May 2004 using Binomial (lattice) option-pricing model.

(2) Volatility of SUI common stock for the seven years ending May 20, 2004, the grant date.

(3)   Yield of ten-year US Treasury bond as of May 20, 2004, the grant date.

(4) Volatility of SUI common stock for the three years ending May 10, 2004, the grant date.

(5)   Yield of seven-year US Treasury bond as of May 10, 2004, the grant date.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

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

      In November 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. Repurchases of 600,000 shares were made pursuant to this program from the date of authorization through December 31, 2005.

      Periodically, the Company issues restricted stock to officers and certain employees. No such awards were issued during 2005. In May of 2004, the Company issued 176,650 restricted stock awards at $34.25 per share to officers and certain employees which are being amortized over their ten year vesting schedule. An additional 125,000 shares of restricted stock were issued to officers at $34.25 per share, 25 percent of which vest five years from the date of issuance and 75 percent of which are subject to certain performance based criteria. Compensation cost recognized in income for all restricted stock awards was $1.8 million, $1.9 million and $1.2 million in 2005, 2004 and 2003, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

8.    OTHER INCOME (LOSS) (AMOUNTS IN THOUSANDS):

      The components of other income are as follows for the years ended December 31, 2005, 2004 and 2003:

                                                    2005                         2004                      2003
                                                   -------                     --------                   -------
Brokerage commissions                                  987                        1,038                       842
Disposal of assets                                    (984)                         (39)                      (18)
Unsuccessful acquisition expenditures                 (524)                         (80)                        -
Other income (loss)                                   (168)                          15                      (148)
                                                   -------                     --------                   -------
                                                   $  (689)                    $    934                   $   676
                                                   =======                     ========                   =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

9.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

     The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of financial information for the years ended December 31, 2005, 2004 and 2003.

                                                           YEAR ENDED DECEMBER 31, 2005
                                                    ---------------------------------------------
                                                     PROPERTY       MANUFACTURED
                                                    OPERATIONS       HOME SALES      CONSOLIDATED
                                                    -----------     ------------     ------------
Revenues                                            $   178,985     $     27,469     $    206,454
Operating expenses/Cost of sales                         60,264           21,233           81,497
                                                    -----------    -------------    -------------
    Net operating income (1)/Gross profit               118,721            6,236          124,957
Adjustments to arrive at net income (loss):
  Other revenues                                          2,977            1,434            4,411
  General and administrative                            (14,493)          (6,207)         (20,700)
  Depreciation and amortization                         (44,736)          (9,594)         (54,330)
  Interest expense                                      (59,728)            (244)         (59,972)
  Florida storm damage                                      390                -              390
  Equity loss from affiliate                               (908)               -             (908)
  Income allocated to minority interest                    (124)               -             (124)
                                                    -----------    -------------    -------------
    Net income (loss) from continuing operations    $     2,099     $     (8,375)    $     (6,276)
    Income from discontinued operations                     818                6              824
                                                    -----------    -------------    -------------
      Net income (loss)                             $     2,917     $     (8,369)    $     (5,452)
                                                    ===========    =============    =============

                                                           YEAR ENDED DECEMBER 31, 2004
                                                    ---------------------------------------------
                                                     PROPERTY       MANUFACTURED
                                                    OPERATIONS       HOME SALES      CONSOLIDATED
                                                    -----------     ------------     ------------
Revenues                                            $   167,145     $     22,225     $    189,370
Operating expenses/Cost of sales                         55,297           17,610           72,907
                                                    -----------     ------------     ------------
    Net operating income (1)/Gross profit               111,848            4,615          116,463
Adjustments to arrive at net income (loss):
  Other revenues                                          7,084            6,894           13,978
  General and administrative                            (12,559)          (8,070)         (20,629)
  Depreciation and amortization                         (43,746)          (1,471)         (45,217)
  Debt extinguishment costs                             (51,643)               -          (51,643)
  Deferred financing costs related to extinguished
    debt                                                 (5,557)               -           (5,557)
  Interest expense                                      (48,025)            (168)         (48,193)
  Florida storm damage                                     (600)               -             (600)
  Equity loss from affiliate                               (151)               -             (151)
  Loss allocated to minority interest                       944                -              944
                                                    -----------     ------------     ------------
    Net income (loss) from continuing operations    $   (42,405)    $      1,800     $    (40,605)
    Income from discontinued operations                     105               32              137
                                                    -----------     ------------     ------------
      Net income (loss)                             $   (42,300)    $      1,832     $    (40,468)
                                                    ===========     ============     ============

                                                           YEAR ENDED DECEMBER 31, 2003
                                                    ---------------------------------------------
                                                     PROPERTY       MANUFACTURED
                                                    OPERATIONS        HOME SALES     CONSOLIDATED
                                                    -----------     ------------     ------------
Revenues                                            $   158,546     $     22,397     $    180,943
Operating expenses/Cost of sales                         51,240           15,499           66,739
                                                    -----------     ------------     ------------
    Net operating income (1)/Gross profit               107,306            6,898          114,204
Adjustments to arrive at net income (loss):
  Other revenues                                          7,176            5,384           12,560
  General and administrative                            (10,536)          (6,027)         (16,563)
  Depreciation and amortization                         (42,985)            (955)         (43,940)
  Interest expense                                      (38,587)            (150)         (38,737)
  Impairment charge                                      (4,932)               -           (4,932)
  Equity income from affiliate                              667                -              667
  Income allocated to minority interest                  (9,557)               -           (9,557)
                                                    -----------     ------------     ------------
    Net income from continuing operations           $     8,552     $      5,150     $     13,702
    Income from discontinued operations                  10,012                -           10,012
                                                    -----------     ------------     ------------
      Net income                                    $    18,564     $      5,150     $     23,714
                                                    ===========     ============     ============

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

9.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

SELECTED BALANCE SHEET DATA

                                                         DECEMBER 31, 2005                     DECEMBER 31, 2004
                                            ----------------------------------------  ---------------------------------------
                                             PROPERTY    MANUFACTURED                  PROPERTY    MANUFACTURED
                                            OPERATIONS    HOME SALES   CONSOLIDATED   OPERATIONS    HOME SALES   CONSOLIDATED
                                            -----------  ------------  -------------  -----------  ------------  ------------
Identifiable assets:
  Investment in rental property, net        $ 1,052,603  $    109,217  $   1,161,820  $ 1,079,644  $     52,312  $  1,131,956
  Cash and cash equivalents                       6,125          (245)         5,880       53,260          (674)       52,586
  Short-term investments                              -             -              -       44,975             -        44,975
  Inventory of manufactured homes                     -        17,105         17,105            -        25,964        25,964
  Investments in and advances to affiliate       46,352             -         46,352       48,360             -        48,360
  Notes and other receivables                    34,356         6,778         41,134       31,574        13,463        45,037
  Other assets                                   47,129         1,116         48,245       53,118         1,171        54,289
                                            -----------  ------------  -------------  -----------  ------------  ------------
  Total assets                              $ 1,186,565  $    133,971  $   1,320,536  $ 1,310,931  $     92,236  $  1,403,167
                                            ===========  ============  =============  ===========  ============  ============

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

     As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

10.   INCOME TAXES (AMOUNTS IN THOUSANDS), CONTINUED:

      U.S. Federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to U.S. Federal income and excise taxes on its undistributed income.

      For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2005, 2004 and 2003, distributions paid per share were taxable as follows:

                                     2005                   2004                   2003
                             --------------------   --------------------   --------------------
                             AMOUNT    PERCENTAGE   AMOUNT    PERCENTAGE    AMOUNT   PERCENTAGE
                             -------   ----------   -------   ----------   -------   ----------
Ordinary income              $     -       0.0%     $     -        0.0%    $  0.65       27.1%
Capital gain                    0.06       2.5%           -        0.0%          -        0.0%
Return of capital               2.44      97.5%        2.44      100.0%       1.76       72.9%
                             -------     -----      -------      -----     -------      -----
                             $  2.50     100.0%     $  2.44      100.0%    $  2.41      100.0%

SHS is subject to U.S. Federal income taxes. Deferred taxes reflect the estimated future tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SHS has net operating loss carry forwards of approximately $18.5 million at December 31, 2005. A deferred tax asset of approximately $1.0 million, net of a valuation allowance of $5.3 million, is included in other assets in the consolidated balance sheets as of December 31, 2005 and 2004. SHS's losses will begin to expire in 2021 through 2023 if not offset by future taxable income. Management believes its deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. Tax expense was $0.1 million, $1.0 million and $0.3 million for the years ending December 31, 2005, 2004 and 2003, respectively and is included in General and administrative-home sales and rentals in the consolidated statements of operations.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

11. EARNINGS (LOSS) PER SHARE (AMOUNTS IN THOUSANDS):

                                                          2005         2004      2003
                                                        ---------   ----------  --------
Earnings (loss) used for basic and diluted
earnings (loss) per share computation:
Continuing operations                                   $  (6,276)  $  (40,605) $ 13,702
                                                        =========   ==========  ========
Discontinued operations                                 $     824   $      137  $ 10,012
                                                        =========   ==========  ========

Total shares used for basic earnings (loss) per share      17,716       18,318    18,206
Dilutive securities:
     Stock options and other                                    -            -       139
                                                        ---------   ----------  --------
Total weighted average shares used for diluted
     earnings (loss) per share computation                 17,716       18,318    18,345
                                                        =========   ==========  ========

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the years ending December 31, 2005 and 2004 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

The Company also has the following potentially convertible securities which, if converted, may impact dilution:

                                NUMBER OF
CONVERTIBLE SECURITIES         UNITS ISSUED                     CONVERSION FEATURES
-----------------------------  ------------ ------------------------------------------------------------------
Series A Preferred OP Units     1,325,275   Convertible to common stock at $68 per share/unit. Mandatorily redeemable on January 2, 2014

Series B Preferred OP Units        35,637   On each of May 1, 2004, 2005, and 2006, holder may exchange Units for shares of common stock at exchange rate of 2.272727 ($44 per share) shares of common stock for each Series B Preferred Unit.

Series B-2 Preferred OP Units     100,000   Convertible into Common OP Units after January 31, 2005 at $45 per share/unit.


These potentially convertible securities are not included in the above calculation of dilutive securities as the inclusion of these securities would be anti-dilutive.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

12.   QUARTERLY FINANCIAL DATA (UNAUDITED):

      The following unaudited quarterly amounts are in thousands, except for per share amounts:

                                                FIRST          SECOND         THIRD          FOURTH
                                               QUARTER        QUARTER        QUARTER        QUARTER
                                               MARCH 31       JUNE 30       SEPT. 30        DEC. 31
                                               --------      ---------      ----------      -------
2005
Total revenues                                 $ 52,611      $  51,610      $   53,283      $ 53,361
Total expenses                                 $ 50,900      $  53,475      $   56,356      $ 55,378
Net income (loss)                              $    687      $    (750)     $   (3,725)     $ (1,664)
Weighted average common shares outstanding       17,848         17,731          17,746        17,540
Earnings (loss) per common share-basic         $   0.04      $   (0.04)     $    (0.21)     $  (0.09)

2004
Total revenues                                 $ 49,829      $  49,281      $   48,723      $ 55,515
Total expenses                                 $ 42,853(a)   $ 102,439(a)   $   47,721(a)   $ 51,733(a)
Net income (loss)                              $  5,570      $ (47,901)     $      554      $  1,309
Weighted average common shares outstanding       18,702         18,639          18,100        17,832
Earnings (loss) per common share-basic         $   0.30      $   (2.57)     $     0.03      $   0.07

(a) Certain amounts were reclassified from Income (loss) allocated to minority interest-Preferred OP Units to Interest expense pursuant to the requirements of SFAS 150, and therefore cause the amounts in this table to differ from the amounts presented in our previously filed 2004 Forms 10-Q. Total expenses have increased $1,069, $1,075, $1,082, and $1,068 for the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively.

13.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

      In December 2004, the FASB issued Share-Based Payment Statement No. 123(R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's statement, all forms of share-based payments to employees, including employee stock options, must be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

13.   RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:
      options only be disclosed in the footnotes to the financial statements. The Statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees for options granted after June 15, 2005. On April 14, 2005, the SEC announced it would permit companies to implement statement 123(R) at the beginning of their next fiscal year. The Company plans to adopt the new rules reflected in statement 123(R) using the modified-prospective method, effective January 1, 2006. The Company does not believe the adoption of this pronouncement will have a significant impact on its financial position or results of operations.

14.   CONTINGENCIES:

      On April 9, 2003, T.J. Holdings, LLC ("TJ Holdings"), a member of Sun/Forest, LLC ("Sun/Forest") (which, in turn, owns an equity interest in SunChamp LLC), ("SunChamp"), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On April 4, 2005, the Oakland County Circuit Court issued a final order compelling arbitration for certain claims brought in the North Carolina case but denying arbitration for certain other claims in the North Carolina case. Shortly thereafter, the Company appealed this decision with respect to the claims for which the court denied arbitration and such appeal is currently pending in the Michigan Court of Appeals.

      The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

15.   RELATED PARTY TRANSACTIONS:

      The Company and its affiliates have entered into the following transactions with Origen:

            - Capital Investment in Origen. In 2003 the Company acquired 5,000,000 shares of common stock in Origen in a private placement transaction at $10 per share. In addition, Shiffman Origen LLC (100 percent of which is owned by the Milton M. Shiffman Spouse's Marital Trust, Gary A. Shiffman and members of his family), acquired 1,025,000 shares of common stock of Origen at $10 per share.

            - Board Membership. Gary A. Shiffman, the Chairman and Chief Executive Officer of the Company, is a board member of Origen.

            - Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, serviced approximately $19.6 million and $16.0 million in manufactured home loans for the Company as of December 31, 2005 and 2004, respectively.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

15.   RELATED PARTY TRANSACTIONS, CONTINUED:

            The Company pays Origen Servicing, Inc. an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement which totaled approximately $0.3 million and $0.2 million during 2005 and 2004, respectively.

      - Loan Origination, Sale and Purchase Agreement. Origen has agreed to fund loans that meet the Company's underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. During 2005 and 2004 the Company purchased $7.2 million and $4.8 million of these loans, respectively

      - Purchase of Repossessed Manufactured Homes. The Company purchases certain repossessed manufactured houses owned by Origen located its manufactured housing communities. The Company purchased approximately $2.2 million and $3.1 million of repossessed homes from Origen during 2005 and 2004, respectively. This program allows the Company to retain houses for resale and rent in its communities and allows Origen to enhance recoveries on its repossessed homes.

In addition to the transactions with Origen described above, Mr. Shiffman and his affiliates have entered into the following transactions with the Company:

      - Related Party Lease. The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21 percent interest. The lease is a five year lease which commenced on May 1, 2003. Rent paid was approximately $51,600 per month from May 2004 to April 2005 and $52,900 per month from May 2005 through December of 2005. Rent increases of 2.5% are effective every May 1 of the lease term bringing the monthly rental payments at May 1, 2006 and May 2007 to approximately $54,200 and $55,500, respectively.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

16.  SUBSEQUENT EVENTS:

     As previously disclosed, the Company, the Chief Executive Officer, the Chief Financial Officer and a former controller have received "Wells Notices" from the staff of the U.S. Securities and Exchange Commission
     (SEC) in connection with a non-public inquiry regarding the Company. The inquiry by the SEC was commenced in January 2004 with a request for information and legal, accounting and other documentation generally regarding the Company's investment in SunChamp, the operation of SunChamp, the Company's accounting for SunChamp and other transactions related to SunChamp. The SEC Staff informed the Company that the major focus of the Staff's inquiry relates to the Company's accounting for the SunChamp investment during 2000, 2001 and 2002.

     As announced on February 27, 2006 the SEC accepted the Company's offer to resolve the SEC's inquiry regarding the Company's financial statements for 2000, 2001 and 2002, and entered the agreed-upon administrative Order. As disclosed in the Company's press release dated February 13, 2006, the Order requires that the Company cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations. The Order further requires that the Company employ an independent consultant to evaluate internal controls and financial reporting procedures as they relate to the Company's accounting for its ownership interest in SunChamp.

     The Order does not impose any monetary penalties, nor do the terms of the Order require the Company to restate any of its prior financial statements. The Order relates only to the Company and does not address any actions relating to the three Company employees that received Wells Notices, as disclosed in the Company's press releases dated July 19, 2005, and September 14, 2005. On February 27, 2006, the SEC filed a civil action against the three employees in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC's findings set forth in the Order.

SUN COMMUNITIES INC.                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(AMOUNTS IN THOUSANDS)

                                                                                        COST CAPITALIZED
                                                                                     SUBSEQUENT TO ACQUISITION
                                                           INITIAL COST TO COMPANY         IMPROVEMENTS
                                                           -----------------------   -------------------------
PROPERTY NAME            LOCATION             ENCUMBRANCE      LAND     B & F           LAND       B & F
------------------------ -------------------- -----------   ---------   --------     -------     --------
Academy/Westpoint        Canton, MI                A        $   1,485   $ 14,278           -     $  2,164
Allendale                Allendale, MI             A              366      3,684           -        5,560
Alpine                   Grand Rapids, MI          D              729      6,692           -        4,793
Apple Creek              Amelia, OH                C              543      5,480           -          830
Arbor Terrace            Brandenton, FL            D              456      4,410           -          591
Ariana Village           Lakeland, FL              D              240      2,195           -        1,020
Autumn Ridge             Ankeny, IO                A              890      8,054           -        1,329
Bedford Hills            Battle Creek, MI          B            1,265     11,562           -        1,595
Bell Crossing            Clarksville, TN           -              717      1,916           -        5,724
Boulder Ridge            Pflugerville, TX          A            1,000        500       3,324       20,758
Branch Creek             Austin, TX                A              796      3,716          -         5,966
Brentwood                Kentwood, MI              D              385      3,592          -           945
Brookside Village        Goshen, IN                A              260      1,080         386        9,640
Buttonwood Bay           Sebring, FL               D            1,952     18,294           -        2,828
Byrne Hill Village       Toledo, OH                D              383      3,903           -          807
Byron Center             Byron Center, MI          D              253      2,402           -          523
Candlelight Village      Chicago Heights, IL       D              600      5,623           -        3,156
Candlewick Court         Owosso, MI                D              125      1,900         132        1,890
Carrington Pointe        Ft. Wayne, IN             A            1,076      3,632          -         5,808
Casa Del Valle           Alamo, TX                 D              246      2,316          -           625
Catalina                 Middletown, OH            D              653      5,858          -         3,708
Cave Creek               Evans, CO               8,331          2,241     15,343          -         5,067
Chisholm Point           Pflugerville, TX          A              609      5,286          -         4,569
Clearwater Village       South Bend, IN            A               80      1,270          61        3,153
Cobus Green              Elkhart, IN               -              762      7,037           -        2,667
College Park Estates     Canton, MI                -               75        800         174        5,781
Comal Farms              New Braunfels, TX         -            1,455      1,732           -        5,861
Continental Estates      Davison, MI               D            1,625     16,581         150        2,422
Continental North (1)    Davison, MI               D                -                      -        7,508
Corporate Headquarters   Farmington Hills, MI      -                -          -         442        8,327
Country Acres            Cadillac, MI              D              380      3,495           -        1,421
Country Meadows          Flat Rock, MI             A              924      7,583         296       12,739
Countryside Atlanta      Lawernceville, GA       3,355          1,274     10,957           -          963
Countryside Gwinnett     Buford, GA              4,793          1,124      9,539           -          852
Countryside Lake Lanier  Buford, GA              8,148          1,916     16,357           -        1,453
Countryside Village      Perry, MI                 B              275      3,920         185        3,269
Creekside                Reidsville, NC            -              350      1,423           -        2,913
Creekwood Meadows        Burton, MI                D              808      2,043         404        9,574
Cutler Estates           Grand Rapids, MI          B              749      6,941           -        1,002
Davison East (1)         Davison, MI               D                -                      -          990
Deerfield Run            Anderson, MI            1,700            990      1,607           -        4,385
Desert View Village      West Wendover, NV         -            1,119          -           -        1,720
Eagle Crest              Firestone, CO             A            2,015        150           -       28,405
East Fork                Batavia, OH               -            1,280      6,302           -        5,953
Edwardsville             Edwardsville, KS          B              425      8,805         541        4,151
Falcon Pointe            East Lansing, MI        2,288            450      4,049           -          876
Fisherman's Cove         Flint, MI                 D              380      3,438           -        1,712
Forest Meadows           Philomath, OR             D            1,031      2,050           -          726
Four Seasons             Elkhart, IN               D              500      4,811           -          972
Glen Laurel              Concord, NC               -            1,641        453           -        7,209
Goldcoaster              Homestead, FL             D              446      4,234         172        2,152
Grand                    Grand Rapids, MI          D              374      3,587           -          973

                                 GROSS AMOUNT CARRIED AT
                                      DECEMBER 31, 2005                             DATE OF
                           ------------------------------------   ACCUMULATED   CONSTRUCTION (C)
PROPERTY NAME                LAND           B & F        TOTAL   DEPRECIATION   ACQUISITION (A)
------------------------   ---------     ----------   ---------- ------------   ---------------
Academy/Westpoint          $   1,485     $   16,442   $   17,927   $  2,812       2000(A)
Allendale                        366          9,244        9,610      2,302       1996(A)
Alpine                           729         11,485       12,214      3,046       1996(A)
Apple Creek                      543          6,310        6,853      1,237       1999(A)
Arbor Terrace                    456          5,001        5,457      1,547       1996(A)
Ariana Village                   240          3,215        3,455      1,046       1994(A)
Autumn Ridge                     890          9,383       10,273      2,721       1996(A)
Bedford Hills                  1,265         13,157       14,422      3,912       1996(A)
Bell Crossing                    717          7,640        8,357      1,186       1999(A)
Boulder Ridge                  4,324         21,258       25,582      3,796       1998(C)
Branch Creek                     796          9,682       10,478      2,721       1995(A)
Brentwood                        385          4,537        4,922      1,309       1996(A)
Brookside Village                646         10,720       11,366      2,944       1985(A)
Buttonwood Bay                 1,952         21,122       23,074      3,132       2001(A)
Byrne Hill Village               383          4,710        5,093        982       1999(A)
Byron Center                     253          2,925        3,178        853       1996(A)
Candlelight Village              600          8,779        9,379      2,180       1996(A)
Candlewick Court                 257          3,790        4,047      1,232       1985(A)
Carrington Pointe              1,076          9,440       10,516      2,108       1997(A)
Casa Del Valle                   246          2,941        3,187        864       1997(A)
Catalina                         653          9,566       10,219      3,024       1993(A)
Cave Creek                     2,241         20,410       22,651      1,102       2004(A)
Chisholm Point                   609          9,855       10,464      2,663       1995(A)
Clearwater Village               141          4,423        4,564      1,233       1986(A)
Cobus Green                      762          9,704       10,466      3,328       1993(A)
College Park Estates             249          6,581        6,830      2,118       1978(A)
Comal Farms                    1,455          7,593        9,048        924     2000(A&C)
Continental Estates            1,775         19,003       20,778      5,050       1996(A)
Continental North (1)              -          7,508        7,508      2,014       1996(A)
Corporate Headquarters           442          8,327        8,769      3,421      Various
Country Acres                    380          4,916        5,296      1,299       1996(A)
Country Meadows                1,220         20,322       21,542      5,810       1994(A)
Countryside Atlanta            1,274         11,920       13,194        607       2004(A)
Countryside Gwinnett           1,124         10,391       11,515        540       2004(A)
Countryside Lake Lanier        1,916         17,810       19,726        910       2004(A)
Countryside Village              460          7,189        7,649      2,339       1987(A)
Creekside                        350          4,336        4,686        652     2000(A&C)
Creekwood Meadows              1,212         11,617       12,829      2,382       1997(C)
Cutler Estates                   749          7,943        8,692      2,366       1996(A)
Davison East (1)                   -            990          990         95       1996(A)
Deerfield Run                    990          5,992        6,982        993       1999(A)
Desert View Village            1,119          1,720        2,839        741       1998(C)
Eagle Crest                    2,015         28,555       30,570      3,192       1998(C)
East Fork                      1,280         12,255       13,535      1,661     2000(A&C)
Edwardsville                     966         12,956       13,922      4,442       1987(A)
Falcon Pointe                    450          4,925        5,375        378       2003(A)
Fisherman's Cove                 380          5,150        5,530      1,659       1993(A)
Forest Meadows                 1,031          2,776        3,807        495       1999(A)
Four Seasons                     500          5,783        6,283      1,014       2000(A)
Glen Laurel                    1,641          7,662        9,303        858     2001(A&C)
Goldcoaster                      618          6,386        7,004      1,704       1997(A)
Grand                            374          4,560        4,934      1,169       1996(A)

SUN COMMUNITIES INC.                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(AMOUNTS IN THOUSANDS)

                                                                                        COST CAPITALIZED
                                                                                     SUBSEQUENT TO ACQUISITION
                                                           INITIAL COST TO COMPANY         IMPROVEMENTS
                                                           -----------------------   -------------------------
PROPERTY NAME            LOCATION             ENCUMBRANCE      LAND     B & F           LAND       B & F
------------------------ -------------------- -----------   ---------   --------     -------     --------
Groves                   Ft. Myers, FL             D              249      2,396           -          836
Hamlin                   Webberville, MI           D              125      1,675         536        6,280
High Point               Frederika, DE             -              898      7,031           -        2,676
Holiday Village          Elkhart, IN               A              100      3,207         143        2,093
Holly / Hawaiian Gardens Holly, MI                 D            1,514     13,596           -          122
Holly Forest             Holly Hill, FL            A              920      8,376           -          485
Hunters Glen             Wayland, MI             5,301          1,102     11,926           -          937
Indian Creek             Ft. Myers Beach, FL       D            3,832     34,660           -        2,675
Island Lake              Merritt Island, FL        D              700      6,431           -          427
Kensington Meadows       Lansing, MI               A              250      2,699           -        5,411
Kenwood                  La Feria, TX              -              145      1,842           -          136
King's Court             Traverse City, MI         A            1,473     13,782           -        2,086
King's Lake              Debary, FL                D              280      2,542           -        2,348
Knollwood Estates        Allendale, MI           2,611            400      4,061           -          673
Lafayette Place          Warren, MI                D              669      5,979           -        2,080
Lake Juliana             Auburndale, FL            D              335      3,048           -        1,326
Lake San Marino          Naples, FL                D              650      5,760           -          687
Lakeview                 Ypsilanti, MI             -            1,156     10,903           -          863
Liberty Farms            Valparaiso, IN            D               66      1,201         116        2,382
Lincoln Estates          Holland, MI               D              455      4,201           -        1,001
Maplewood Mobile         Lawrence, IN              D              275      2,122           -        1,465
Meadow Lake Estates      White Lake, MI            A            1,188     11,498         127        3,354
Meadowbrook              Charlotte, NC             -            1,310      6,570           -        4,215
Meadowbrook Estates      Monroe, MI                D              431      3,320         379        7,375
Meadowbrook Village      Tampa, FL                 D              519      4,728           -          567
Meadows                  Nappanee, IN              D              287      2,300           -        3,821
North Point Estates      Pueblo, CO                -            1,582      3,027           1        3,729
Oak Crest                Austin, TX                -            4,311     12,611           -        2,826
Oakwood Village          Miamisburg, OH            A            1,964      6,401           -        8,166
Orange Tree              Orange City, FL           D              283      2,530          15          975
Orchard Lake             Milford, OH               C              395      4,025           -          213
Pebble Creek             Greenwood, IN             -            1,030      5,074           -        3,690
Pecan Branch             Georgetown, TX            -            1,379          -         235        4,199
Pheasant Ridge           Lancaster, PA             D            2,044     19,279           -          141
Pin Oak Parc             St. Louis, MO             A            1,038      3,250         467        6,118
Pine Hills               Middlebury, IN            -               72        544          60        2,940
Pine Ridge               Petersburg, VA            D              405      2,397           -        2,465
Pine Trace               Houston, TX             8,925          2,907     17,169           -          892
Presidential             Hudsonville, MI           A              680      6,314           -        2,433
Richmond                 Richmond, MI              D              501      2,040           -          784
River Haven              Grand Haven, MI         9,397          1,800     16,967           -        2,010
River Ranch              Austin, TX                -            4,690        843           -        7,963
River Ridge              Austin, TX                -            3,201     15,090           -        3,068
Roxbury                  Goshen, IN                A            1,057      9,870           1        1,104
Royal Country            Miami, FL                 B            2,290     20,758           -        1,201
Saddle Oak Club          Ocala, FL                 A              730      6,743           -          890
Saddlebrook              San Marcos, TX            -            1,703     11,843           -        2,947
Scio Farms               Ann Arbor, MI             D            2,300     22,659           -        5,373
Sea Air                  Rehoboth Beach, DE      4,193          1,207     10,179           -        1,183
Sherman Oaks             Jackson, FL               B              200      2,400         240        5,348
Siesta Bay               Ft. Myers Beach, FL       D            2,051     18,549           -        1,268

                               GROSS AMOUNT CARRIED AT
                                    DECEMBER 31, 2005                             DATE OF
                         ------------------------------------   ACCUMULATED   CONSTRUCTION (C)
PROPERTY NAME              LAND           B & F        TOTAL   DEPRECIATION   ACQUISITION (A)
------------------------ ---------     ----------   ---------- ------------   ---------------
Groves                        249          3,232        3,481        953        1997(A)
Hamlin                        661          7,955        8,616      1,360        1984(A)
High Point                    898          9,707       10,605      1,403        1997(A)
Holiday Village               243          5,300        5,543      1,829        1986(A)
Holly / Hawaiian Gardens    1,514         13,718       15,232        696        2004(A)
Holly Forest                  920          8,861        9,781      2,515        1997(A)
Hunters Glen                1,102         12,863       13,965        798        2004(A)
Indian Creek                3,832         37,335       41,167     11,739        1996(A)
Island Lake                   700          6,858        7,558      2,389        1995(A)
Kensington Meadows            250          8,110        8,360      2,027        1995(A)
Kenwood                       145          1,978        2,123        452        1999(A)
King's Court                1,473         15,868       17,341      4,889        1996(A)
King's Lake                   280          4,890        5,170      1,602        1994(A)
Knollwood Estates             400          4,734        5,134        676        2001(A)
Lafayette Place               669          8,059        8,728      1,855        1998(A)
Lake Juliana                  335          4,374        4,709      1,398        1994(A)
Lake San Marino               650          6,447        7,097      2,016        1996(A)
Lakeview                    1,156         11,766       12,922        605        2004(A)
Liberty Farms                 182          3,583        3,765      1,223        1985(A)
Lincoln Estates               455          5,202        5,657      1,519        1996(A)
Maplewood Mobile              275          3,587        3,862      1,214        1989(A)
Meadow Lake Estates         1,315         14,852       16,166      5,439        1994(A)
Meadowbrook                 1,310         10,785       12,095      1,638      2000(A&C)
Meadowbrook Estates           810         10,695       11,505      3,738        1986(A)
Meadowbrook Village           519          5,295        5,814      2,041        1994(A)
Meadows                       287          6,121        6,408      1,884        1987(A)
North Point Estates         1,583          6,756        8,338        917        2001(C)
Oak Crest                   4,311         15,437       19,748      1,754        2002(A)
Oakwood Village             1,964         14,567       16,531      2,956        1998(A)
Orange Tree                   298          3,505        3,802      1,220        1994(A)
Orchard Lake                  395          4,238        4,633        991        1999(A)
Pebble Creek                1,030          8,764        9,794      1,507      2000(A&C)
Pecan Branch                1,614          4,199        5,813        589        1999(C)
Pheasant Ridge              2,044         19,420       21,464      2,323        2002(A)
Pin Oak Parc                1,505          9,368       10,873      2,534        1994(A)
Pine Hills                    132          3,484        3,616        969        1980(A)
Pine Ridge                    405          4,862        5,267      1,498        1986(A)
Pine Trace                  2,907         18,061       20,968      1,123        2004(A)
Presidential                  680          8,747        9,427      2,493        1996(A)
Richmond                      501          2,824        3,325        665        1998(A)
River Haven                 1,800         18,977       20,777      2,866        2001(A)
River Ranch                 4,690          8,806       13,496        656      2000(A&C)
River Ridge                 3,201         18,158       21,359      2,241        2002(A)
Roxbury                     1,058         10,974       12,032      1,634        2001(A)
Royal Country               2,290         21,959       24,249      8,716        1994(A)
Saddle Oak Club               730          7,633        8,363      2,767        1995(A)
Saddlebrook                 1,703         14,790       16,493      1,659        2002(A)
Scio Farms                  2,300         28,032       30,332      9,064        1995(A)
Sea Air                     1,207         11,362       12,569      1,790        1997(A)
Sherman Oaks                  440          7,748        8,188      2,553        1986(A)
Siesta Bay                  2,051         19,817       21,868      6,263        1996(A)

SUN COMMUNITIES INC.                                                SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(AMOUNTS IN THOUSANDS)

                                                                                        COST CAPITALIZED
                                                                                     SUBSEQUENT TO ACQUISITION
                                                           INITIAL COST TO COMPANY         IMPROVEMENTS
                                                           -----------------------   -------------------------
PROPERTY NAME            LOCATION             ENCUMBRANCE      LAND     B & F           LAND       B & F
------------------------ -------------------- -----------   ---------   --------     -------     --------
Silver Star              Orlando, FL               D            1,022      9,306           -          613
Snow to Sun              Weslaco, TX               D              190      2,143          13        1,048
Southfork                Belton, MO                D            1,000      9,011           -        3,120
St. Clair Place          St. Clair, MI             D              501      2,029           -          538
Stonebridge              San Antonio, TX           -            2,515      2,096           -        6,683
Stonebridge              Richfield Twp., MI        -            2,044          -       2,119            -
Summit Ridge             Converse, TX              -            2,615      2,092           0        6,403
Sun Villa                Reno, NV                6,460          2,385     11,773           -        1,052
Sunset Ridge             Kyle, TX                  -            2,190      2,775           -        5,824
Sunset Ridge             Portland, MI              -            2,044          -           -       13,667
Tampa East               Tampa, FL                                734      6,310           -          939
Timber Ridge             Ft. Collins, CO           A              990      9,231           -        2,633
Timberbrook              Bristol, IN               B              490      3,400         101        8,112
Timberline Estates       Grand Rapids, MI          A              535      4,867           1        1,651
Town and Country         Traverse City, MI         D              406      3,736           -          395
Valley Brook             Indianapolis, IN          A              150      3,500       1,277       11,531
Village Trails           Howard City, MI           D              988      1,472           -        1,437
Water Oak                Lady Lake, FL             A            2,834     16,706         100        9,894
West Glen Village        Indianapolis, IN          D            1,100     10,028           -        2,776
Westbrook                Toledo, OH                A            1,110     10,462           -        2,185
Westbrook Senior         Toledo, OH                A              355      3,295           -          404
White Lake               White Lake, MI            A              672      6,179           1        5,533
White Oak                Mt. Morris, MI            A              782      7,245         112        5,020
Willowbrook              Toledo, OH                A              781      7,054           1        1,669
Windham Hills            Jackson, MI               A            2,673      2,364           -       11,430
Woodhaven Place          Woodhaven, MI             A              501      4,541           -        1,715
Woodlake Estates         Yoder, IN                 D              632      3,674           -        3,638
Woodlake Trails          San Antonio, TX           -            1,186        287         160        4,265
Woodland Park Estates    Eugene, OR              6,702          1,592     14,398           1        1,968
Woods Edge               West Lafayette, IN        D              100      2,600           3        9,345
Woodside Terrace         Holland, OH               A            1,064      9,625           -        2,498
Worthington Arms         Lewis Center, OH          A              376      2,624           -        1,853
                                                            ---------   --------     -------     --------
                                                            $ 135,424   $832,119     $12,473     $478,105
                                                            =========   ========     =======     ========
                               GROSS AMOUNT CARRIED AT
                                    DECEMBER 31, 2005                             DATE OF
                         ------------------------------------   ACCUMULATED   CONSTRUCTION (C)
PROPERTY NAME              LAND           B & F        TOTAL   DEPRECIATION   ACQUISITION (A)
------------------------ ---------     ----------   ---------- ------------   ---------------
Silver Star                  1,022          9,919       10,941      3,136       1996(A)
Snow to Sun                    203          3,191        3,394        885       1997(A)
Southfork                    1,000         12,131       13,131      2,716       1997(A)
St. Clair Place                501          2,567        3,068        766       1998(A)
Stonebridge                  2,515          8,779       11,294      1,144     2000(A&C)
Stonebridge                  4,163              -        4,163          -       1998(C)
Summit Ridge                 2,615          8,495       11,110      1,175     2000(A&C)
Sun Villa                    2,385         12,825       15,210      3,085       1998(A)
Sunset Ridge                 2,190          8,599       10,789      1,316     2000(A&C)
Sunset Ridge                 2,044         13,667       15,711      1,772       1998(C)
Tampa East                     734          7,249        7,983        138       2005(a)
Timber Ridge                   990         11,864       12,854      3,411       1996(A)
Timberbrook                    591         11,512       12,103      3,589       1987(A)
Timberline Estates             536          6,518        7,053      2,183       1994(A)
Town and Country               406          4,131        4,537      1,291       1996(A)
Valley Brook                 1,427         15,031       16,458      4,800       1989(A)
Village Trails                 988          2,909        3,897        614       1998(A)
Water Oak                    2,934         26,600       29,534      9,511       1993(A)
West Glen Village            1,100         12,804       13,904      4,286       1994(A)
Westbrook                    1,110         12,647       13,757      2,644       1999(A)
Westbrook Senior               355          3,699        4,054        558       2001(A)
White Lake                     673         11,712       12,385      2,695       1997(A)
White Oak                      894         12,265       13,159      2,995       1997(A)
Willowbrook                    782          8,723        9,504      1,982       1997(A)
Windham Hills                2,673         13,794       16,467      2,515       1998(A)
Woodhaven Place                501          6,256        6,757      1,420       1998(A)
Woodlake Estates               632          7,312        7,944      1,525       1998(A)
Woodlake Trails              1,346          4,552        5,898        611     2000(A&C)
Woodland Park Estates        1,593         16,366       17,959      3,930       1998(A)
Woods Edge                     103         11,945       12,047      3,113       1985(A)
Woodside Terrace             1,064         12,123       13,187      3,181       1997(A)
Worthington Arms               376          4,477        4,853      1,557       1990(A)
                         ---------     ----------   ----------   --------
                         $ 147,897     $1,310,225   $1,458,122   $296,302
                         =========     ==========   ==========   ========

A    These communities collateralize $389.2 million of secure d debt.

B    These communities collateralize $40.8 million of secured debt.

C    These communities collateralize $4.5 million of secured debt.

D    These communities coll ateralize $496 million of secured debt.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED
DECEMBER 31, 2005
(amounts in thousands)

The change in investment in real estate for the years ended December 31, 2005, 2004, and 2003 is as follows:

                                                    2005               2004                2003
                                               ---------------    ---------------    ---------------
Balance, beginning of year                     $     1,380,553    $     1,220,405    $     1,174,837
Community and land acquisitions, including
  immediate improvements                                 9,759            118,222              4,514
Community expansion and development                      3,633             11,606             14,426
Improvements, other                                     82,119             54,768             49,186
Dispositions and other                                 (17,942)           (24,448)           (22,558)
                                               ---------------    ---------------    ---------------

Balance, end of year                           $     1,458,122    $     1,380,553    $     1,220,405
                                               ===============    ===============    ===============

The change in accumulated depreciation for the years ended December 31, 2005, 2004, and 2003 is as follows:

                                                     2005              2004                2003
                                               ---------------    ---------------    ---------------
Balance, beginning of year                     $       248,597    $       209,921    $       175,477
Depreciation for the year                               50,473             40,788             39,072
Dispositions and other                                  (2,768)            (2,112)            (4,628)
                                               ---------------    ---------------    ---------------

Balance, end of year                           $       296,302    $       248,597    $       209,921
                                               ===============    ===============    ===============