Form 10-Q
period 2006-03-31
SUN COMMUNITIES INC
filed 2006-05-10
CIK 912593

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Number of shares of Common Stock, $.01 par value per share, outstanding as of March 31, 2006: 18,069,335

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                           PAGES
                                                                           -----
PART I

Item 1.    Financial Statements (Unaudited):

           Consolidated Balance Sheets as of March 31, 2006 and
              December 31, 2005                                              3

           Consolidated Statements of Operations for the three months
              ended March 31, 2006 and 2005                                  4

           Consolidated Statements of Comprehensive Income (Loss) for
              the three months ended March 31, 2006 and 2005                 5

           Consolidated Statements of Cash Flows for the three months
              ended March 31, 2006 and 2005                                  6

           Notes to Consolidated Financial Statements                       7-19

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          20-28

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        29

Item 4.    Controls and Procedures                                           30

PART II

Item 2.(a) Unregistered Sales of Equity Securities and Use of Proceeds       31

Item 6.    Exhibits required by Item 601 of Regulation S-K                   31

           Signatures                                                        32

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2006 AND DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                            (UNAUDITED)
                                                             MARCH 31,    DECEMBER 31,
                                                                2006          2005
                                                            -----------   ------------
ASSETS
   Investment in rental property, net                       $1,171,621     $1,161,820
   Cash and cash equivalents                                     5,608          5,880
   Inventory of manufactured homes                              16,400         17,105
   Investment in affiliate                                      46,632         46,352
   Notes and other receivables                                  40,993         41,134
   Other assets                                                 46,450         48,245
                                                            ----------     ----------
      Total assets                                          $1,327,704     $1,320,536
                                                            ==========     ==========
LIABILITIES
   Debt                                                     $1,053,702     $1,050,168
   Line of credit                                               90,300         73,300
   Other liabilities                                            30,593         32,267
                                                            ----------     ----------
      Total liabilities                                      1,174,595      1,155,735
                                                            ----------     ----------
  Minority interest                                             18,805         21,544
                                                            ----------     ----------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued                               $       --     $       --
   Common stock, $.01 par value, 90,000 shares
      authorized, 19,871 and 19,814 issued in 2006 and
      2005, respectively                                           199            198
   Additional paid-in capital                                  449,628        460,568
   Officer's notes                                              (9,335)        (9,427)
   Unearned compensation                                            --        (13,187)
   Accumulated comprehensive earnings                            1,376            532
   Distributions in excess of accumulated earnings            (243,964)      (231,827)
   Treasury stock, at cost, 1,802 shares in 2006 and 2005      (63,600)       (63,600)
                                                            ----------     ----------
      Total stockholders' equity                               134,304        143,257
                                                            ----------     ----------
      Total liabilities and stockholders' equity            $1,327,704     $1,320,536
                                                            ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                        2006      2005
                                                      -------   -------
REVENUES
Income from rental property                           $48,073   $45,449
Revenues from home sales                                3,256     3,748
Rental home revenue                                     3,329     1,517
Ancillary revenues, net                                   269       466
Interest                                                  828     1,598
Other income (loss)                                       469      (168)
                                                      -------   -------
   Total revenues                                      56,224    52,610
COSTS AND EXPENSES
Property operating and maintenance                     11,385    10,965
Real estate taxes                                       3,894     3,772
Cost of home sales                                      2,397     2,405
Rental home operating and maintenance                   2,613     1,485
General and administrative - rental property            5,130     3,505
General and administrative - home sales and rentals     1,566     1,540
Depreciation and amortization                          14,978    13,025
Interest                                               14,725    13,635
Interest on mandatorily redeemable debt                 1,089     1,067
Florida storm damage recovery                              --      (500)
                                                      -------   -------
      Total expenses                                   57,777    50,899
Equity income (loss) from affiliate                       281      (117)
                                                      -------   -------
         Income (loss) from operations                 (1,272)    1,594
Less income (loss) allocated to minority interest:
   Preferred OP Units                                      --       961
   Common OP Units                                       (115)       77
                                                      -------   -------
Income (loss) from continuing operations               (1,157)      556
Income from discontinued operations                        --       131
                                                      -------   -------
Income (loss) before cumulative effect of change in
   accounting principle                                (1,157)      687
Cumulative effect of change in accounting principle       289        --
                                                      -------   -------
Net income (loss)                                     $  (868)  $   687
                                                      =======   =======
Weighted average common shares outstanding:
   Basic                                               17,534    17,848
                                                      =======   =======
   Diluted                                             17,534    17,950
                                                      =======   =======
Basic earnings (loss) per share:
Income (loss) per share from continuing operations    $ (0.07)  $  0.03
Income per share from discontinued operations            0.00      0.01
                                                      -------   -------
Income (loss) per share before cumulative effect of
   change in accounting principle                       (0.07)     0.04
Income per share from cumulative effect of change
   in accounting principle                               0.02      0.00
                                                      -------   -------
Net income (loss) per share - basic                   $ (0.05)  $  0.04
                                                      =======   =======
Diluted earnings (loss) per share:
Income (loss) per share from continuing operations    $ (0.07)  $  0.03
Income per share from discontinued operations            0.00      0.01
                                                      -------   -------
Income (loss) per share before cumulative effect of
   change in accounting principle                       (0.07)     0.04
Income per share from cumulative effect of change
   in accounting principle                               0.02      0.00
                                                      -------   -------
Net income (loss) per share - diluted                 $ (0.05)  $  0.04
                                                      =======   =======

               The accompanying notes are an integral part of the
                        consolidated financial statements

                              SUN COMMUNITIES, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                            2006    2005
                                           -----   ------
Net income (loss)                          $(868)  $  687
Unrealized income on interest rate swaps     844    1,174
                                           -----   ------
Comprehensive income (loss)                $ (24)  $1,861
                                           =====   ======

               The accompanying notes are an integral part of the
                        consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)

                                                                 2006       2005
                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $   (868)  $    687
   Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
      Income (loss) allocated to minority interests                (115)        95
      Loss on valuation of derivative instruments                    43        359
      Stock compensation expense, net of cumulative
         effect of change in accounting principle in 2006         1,060        476
      Depreciation and amortization                              15,754     14,290
      Amortization of deferred financing costs                      454        498
      Equity (income) loss from affiliates                         (281)       117
      Increase in notes receivable from sale of inventory          (274)        --
      Decrease in inventory and other assets                      1,307      7,897
      Decrease in accounts payable and other liabilities         (1,698)    (1,650)
                                                               --------   --------
         Net cash provided by operating activities               15,382     22,769
                                                               --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in rental properties                           (19,426)   (31,757)
      Purchase of short-term investments                             --    (84,875)
      Proceeds from sale of short-term investments                   --    124,850
      Decrease in notes receivable and officers' notes, net         374        919
                                                               --------   --------
         Net cash (used in) provided by investing activities    (19,052)     9,137
                                                               --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock and OP
         units                                                   (1,323)    (2,129)
      Proceeds from option exercise                               1,564         19
      Borrowings on line of credit, net                          17,000         --
      Payments to retire Perpetual Preferred Operating
         Partnership Units                                           --    (50,000)
      Payments to redeem notes payable and other debt            (1,013)    (4,667)
      Payments for deferred financing costs                        (105)       (12)
      Treasury stock purchases                                       --     (2,435)
      Distributions                                             (12,725)   (12,485)
                                                               --------   --------
         Net cash provided by (used in) financing activities      3,398    (71,709)
                                                               --------   --------
   Net decrease in cash and cash equivalents                       (272)   (39,803)
   Cash and cash equivalents, beginning of period                 5,880     52,586
                                                               --------   --------
   Cash and cash equivalents, end of period                    $  5,608   $ 12,783
                                                               ========   ========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of
   $17 and $19 for the three months ended March 31, 2006
   and 2005, respectively                                      $ 14,489   $ 12,781
Cash paid for interest on mandatorily redeemable debt          $  1,077   $  1,057
Noncash investing and financing activities:
   Debt assumed for rental properties                          $  4,500   $     --
   Unrealized gain on interest rate swaps                      $    844   $  1,174

               The accompanying notes are an integral part of the
                        consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     These unaudited condensed consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company") and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership"), SunChamp LLC ("SunChamp"), and Sun Home Services, Inc. ("SHS"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2005. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods' financial statements in order to conform to current period presentation.

2.   SHARE-BASED COMPENSATION:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised December 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) replaces FASB Statement No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period. SFAS 123(R) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005.

     The Company adopted SFAS 123(R) effective January 1, 2006 using the "modified prospective" method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred. Upon adopting SFAS 123(R), an estimate of future forfeitures is incorporated into the determination of compensation cost for restricted stock grants and stock options. This effect relates to the reversal of previously recorded compensation expense on restricted stock grants that were not vested at January 1, 2006 and are now expected to be forfeited. The cumulative effect of adopting SFAS 123(R) for the 3 months ending March 31, 2006 was an increase of $0.3 million in net income, and an increase of $0.02 in both basic and diluted earnings per share.

     Under the provisions of SFAS 123(R), the recognition of aggregate deferred compensation as a component of equity is no longer permitted. Therefore, the amount of deferred compensation that had been in "Unearned compensation" was eliminated against "Additional paid-in capital" in the Company's Consolidated Balance Sheet at March 31, 2006.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE-BASED COMPENSATION, CONTINUED;

     The modified prospective method of SFAS 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three months ended March 31, 2005 was as follows (amounts in thousands except for per share data):

                                                                        2005
                                                                      -------
Net income (loss), as reported                                        $   687
Stock-based compensation expense included in net income as reported       476
Stock-based compensation expense under fair value method                 (490)
                                                                      -------
Pro forma net income (loss)                                           $   673
                                                                      =======
Earnings (loss) per share (Basic), as reported                        $  0.04
                                                                      =======
Earnings (loss) per share (Basic), pro forma                          $  0.04
                                                                      =======
Earnings (loss) per share (Diluted), as reported                      $  0.04
                                                                      =======
Earnings (loss) per share (Diluted), pro forma                        $  0.04
                                                                      =======

     Total compensation cost recorded for stock-based compensation was $1.3 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. Included in the compensation cost for the three months ended March 31, 2006 was $0.02 million related to stock options that were granted prior to the adoption of SFAS 123(R), which are being recognized over the remaining vesting period.

     The Company awards share-based compensation under its Second Amended and Restated Stock Option Plan (the "Plan"). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and other stock based awards. No further awards may be granted under the Plan at this time. The Company believes that the awards better align the interests of its employees with those of its shareholders and has provided these incentives to attract and retain executive officers and key employees.

     RESTRICTED STOCK

     The Company's primary share-based compensation is restricted stock. The following table summarizes the Company's restricted stock activity for the first three months of 2006:

                                                                        WEIGHTED
                                                                     AVERAGE GRANT
                                                 NUMBER OF SHARES   DATE FAIR VALUE
                                                 ----------------   ---------------
Nonvested restricted shares at January 1, 2006       417,275             $34.91
Granted                                                   --
Vested                                               (54,597)            $33.41
Forfeited                                                 --
                                                     -------
Nonvested restricted shares at March 31, 2006        362,678             $35.14
                                                     =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE-BASED COMPENSATION, CONTINUED;

     The remaining compensation expense to be recognized associated with the 362,678 restricted shares outstanding at March 31, 2006 is approximately $8.0 million. That expense is expected to be recognized $1.0 million in the remainder of 2006, $1.8 million in 2007, $1.3 million in 2008, $2.4 million in 2009 and $1.5 million thereafter. For the three months ended March 31, 2006, the Company recognized $1.1 million of compensation expense related to its outstanding restricted stock. Recipients receive dividend payments on the shares of restricted stock prior to vesting. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1.8 million and $1.7 million, respectively.

     PERFORMANCE-BASED RESTRICTED STOCK

     The Company has 93,750 performance-based restricted shares which will vest on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company's per share funds from operations ("FFO") as determined by comparing the per share FFO for the year ended December 31, 2009 with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to performance-based restricted shares based on an estimate of the number of restricted shares that will ultimately vest. For the three months ended March 31, 2006, no compensation expense was recognized for the performance-based restricted shares.

     OPTIONS

     At March 31, 2006, the Company had 537,358 options outstanding under the Plan. Of these, 9,525 are unvested and will vest in the second quarter of 2006. The remaining unrecognized expense related to these options is $0.01 million. For the three months ended March 31, 2006, the Company recognized $0.02 million of compensation expense related to its outstanding options. No awards were granted in 2006 or 2005. The Black-Scholes option pricing model was used to value options until 2004 at which time the Company changed to the use of the Binomial option pricing model. The Company issues new shares at the time of share option exercise (or share unit conversion). The following table summarizes the Company's option activity for the first three months of 2006:

                                                                                                AGGREGATE
                                              NUMBER    WEIGHTED AVERAGE    WEIGHTED AVERAGE    INTRINSIC
                                                OF       EXERCISE PRICE     CONTRACTUAL TERM      VALUE
                                              SHARES   (PER COMMON SHARE)      (IN YEARS)      (IN 000'S)
                                             -------   ------------------   ----------------   ----------
Options outstanding at January 1, 2006       614,839         $29.73
Granted                                           --
Exercised                                    (75,081)        $28.24
Canceled                                      (2,400)        $34.25
                                             -------
Options outstanding at March 31, 2006        537,358         $29.92                2.2           $1,353
                                             =======
Options vested and expected to vest as of
   March 31, 2006                            537,358         $29.92                2.2           $1,353
                                             =======                                             -------
Options exercisable at March 31, 2006        527,833         $29.84                2.0           $1,330
                                             =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE BASED COMPENSATION, CONTINUED;

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $0.2 million. For options exercised during the first quarter of 2005, the aggregate intrinsic value is immaterial.

     PHANTOM AWARDS

     At March 31, 2006, the Company had 9,500 unvested phantom liability awards with an aggregate fair value of $0.3 million. The phantom awards pay cash bonuses per share equal to the amount of dividend paid per share of common stock. The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom liability awards is $0.3 million. For the three months ended March 31, 2006, the Company recognized $0.05 million of compensation expense related to these phantom awards. No awards were granted, vested, exercised or forfeited during the first three month of 2006. The awards are remeasured at each reporting date.

     At March 31, 2006, the Company had 18,750 unvested phantom performance-based liability awards with an aggregate fair value of $0.7 million. See PERFORMANCE-BASED RESTRICTED STOCK for a discussion of the terms of vesting (cash bonus paid) for these phantom performance-based liability awards.

     DIRECTOR OPTION AWARDS

     The Company also has a 2004 Non-Employee Director Option Plan ("Director Plan") which authorizes the issuance of up to 100,000 options to non-employee directors. At March 31, 2006, the Company had 79,000 options awarded under the Director Plan and a successor plan. Of these, 12,500 are unvested of which 40% will vest in the second quarter of both 2006 and 2007, with the remaining 20% vesting in the second quarter of 2008. The remaining unrecognized expense related to these options is $0.04 million which will be recognized over the weighted average remaining vesting period of 1 year. For the three months ended March 31, 2006, the Company recognized $0.01 million of compensation expense related to these director options. The fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following assumptions used for the grants for the period indicated:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                 -------------
                                                                  2006    2005
                                                                 ------   ----
Estimated fair value per share of options granted during year:   $ 3.59    N/A

Assumptions:
Annualized dividend yield                                          7.19%   N/A
Common stock price volatility                                     17.04%   N/A
Risk-free rate of return                                           4.68%   N/A
Expected option term (in years)                                     7.5    N/A

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE BASED COMPENSATION, CONTINUED;

     The following table summarizes the Director option activity for the first three months of 2006:

                                                         WEIGHTED AVERAGE    WEIGHTED AVERAGE      AGGREGATE
                                            NUMBER OF     EXERCISE PRICE     CONTRACTUAL TERM   INTRINSIC VALUE
                                              SHARES    (PER COMMON SHARE)      (IN YEARS)         (IN 000'S)
                                            ---------   ------------------   ----------------   ---------------
Options outstanding  at January 1, 2006       71,500          $33.63
Granted                                        7,500          $35.05
Exercised                                         --
Canceled                                          --
                                              ------
Options outstanding at March 31, 2006         79,000          $33.76                4.0               $234
                                              ======
Options vested and expected to vest as of
   March 31, 2006                             79,000          $33.76                4.0               $234
                                              ======
Options exercisable at March 31, 2006         66,500          $33.49                3.1               $198
                                              ======

3.   RENTAL PROPERTY:

     The following summarizes rental property (amounts in thousands):

                                     (UNAUDITED)
                                      MARCH 31,    DECEMBER 31,
                                         2006          2005
                                     -----------   ------------
Land                                 $  117,516     $  116,738
Land improvements and buildings       1,166,159      1,156,612
Rental homes and improvements           130,451        117,314
Furniture, fixtures, and equipment       36,187         36,120
Land held for future development         31,082         31,082
Property under development                  347            256
                                     ----------     ----------
                                      1,481,742      1,458,122
Less accumulated depreciation          (310,121)      (296,302)
                                     ----------     ----------
Rental property, net                 $1,171,621     $1,161,820
                                     ==========     ==========

     During the first quarter of 2006, the Company acquired one manufactured home community located in Oakland County, Michigan for a total purchase price of $7.8 million, with occupancy of approximately 95%. The transaction included the assumption of $4.5 million of debt.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   NOTES AND OTHER RECEIVABLES:

     The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                 MARCH 31,   DECEMBER 31,
                                                                    2006         2005
                                                                 ---------   ------------
Mortgage note receivable, with interest payable at a weighted average interest rate of 7.09% and 6.63% at
   March 31, 2006 and December 31, 2005, respectively,
   maturing in August 2008, collateralized by a manufactured
   home community.                                                $13,532       $13,532

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
   6.17% and 10 years, respectively.                               19,680        19,688

Other receivables, net of allowance for losses of $0.3
   million, at March 31, 2006 and December 31, 2005.                7,781         7,914
                                                                  -------       -------
                                                                  $40,993       $41,134
                                                                  =======       =======

     Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. The notes become due in three equal installments on each of December 2008, 2009 and 2010. Reduction in the principal balance of these notes was $0.1 million for the three months ended March 31, 2006 and 2005.

5.   INVESTMENT IN AFFILIATE:

     Origen Financial, Inc. ("Origen") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 20% of Origen at March 31, 2006 and its investment is accounted for using the equity method of accounting. Because both the Company and Origen are public companies, information about Origen's actual quarterly earnings may not be received prior to the Company's quarterly filing. As a result, equity earnings recorded through March 31, 2006 reflect the Company's estimate of its portion of the anticipated earnings of Origen for the periods ending March 31 and the Company's adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   DEBT:

     The following table sets forth certain information regarding debt (amounts in thousands):

                                                                        MARCH 31,   DECEMBER 31,
                                                                          2006         2005
                                                                       ----------   ------------
Collateralized term loan, 7.01%, due September 9, 2007                 $   39,882   $   40,079
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016       494,511      494,511
Collateralized term loans - FNMA, of which $77.4M is variable, due
   May 1, 2014 and January 1, 2015 at the Company's option, interest
   at 4.51 - 5.2% at March 31, 2006 and December 31, 2005.                387,214      387,624
Preferred OP units, redeemable at various dates through
   January 2, 2014, average interest at 7.1 % and 6.9%
   at March 31, 2006 and December 31, 2005, respectively                   62,123       62,123
Mortgage notes, other                                                      69,972       65,831
                                                                       ----------   ----------
                                                                       $1,053,702   $1,050,168
                                                                       ==========   ==========

     The collateralized term loans totaling $921.6 million at March 31, 2006 are secured by 94 properties comprising approximately 34,132 sites representing approximately $664.4 million of net book value. The mortgage notes are collateralized by 15 communities comprising approximately 4,821 sites representing approximately $159.1 million of net book value.

     The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75%. The outstanding balance on the line of credit at March 31, 2006 was $90.3 million. In addition, $3.4 million of availability was used to back standby letters of credit, and a maximum of $21.3 million remains available to be drawn under the facility.

     In March of 2006, the Company closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company's portfolio of rental homes. At March 31, 2006 the facility remained undrawn.

     At March 31, 2006, the total of maturities and amortization of debt during the next five years are approximately as follows: 2007 - $40.8 million; 2008 - $71.1 million; 2009 - $19.1 million, 2010 - $28.9 million; 2011 -
     $17.8 million and $876.0 million thereafter.

     The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At March 31, 2006 and 2005, all covenants were met.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OTHER INCOME (LOSS):

     The components of other income (loss) are as follows for the periods ended March 31, 2006 and 2005 (in thousands):

                                        THREE MONTHS
                                            ENDED
                                          MARCH 31,
                                        ------------
                                        2006    2005
                                        ----   -----
Brokerage commissions                   $333   $ 234
Disposal of assets                        32     (47)
Unsuccessful acquisition expenditures    (17)   (346)
Other                                    121      (9)
                                        ----   -----
                                        $469   $(168)
                                        ====   =====

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

     The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                  THREE MONTHS ENDED MARCH 31, 2006
                                              ----------------------------------------
                                                           MANUFACTURED
                                               PROPERTY     HOME SALES
                                              OPERATIONS    AND RENTALS   CONSOLIDATED
                                              --------     ------------   ------------
Revenues                                      $ 48,073(2)    $ 6,585        $ 54,658
Operating expenses/Cost of sales                15,279         5,010          20,289
                                              --------       -------        --------
      Net operating income (1)/Gross profit     32,794         1,575          34,369
Adjustments to arrive at net income (loss):
   Other revenues                                1,293           273           1,566
   General and administrative                   (5,130)       (1,566)         (6,696)
   Depreciation and amortization               (11,503)       (3,475)        (14,978)
   Interest expense                            (15,804)          (10)        (15,814)
   Equity income from affiliate                    281            --             281
   Loss allocated to minority interest             115            --             115
                                              --------       -------        --------
      Income (loss) before cumulative
         change in accounting principle       $  2,046       $(3,203)       $ (1,157)
      Income from cumulative change in
         accounting principle                      289            --             289
                                              --------       -------        --------
         Net income (loss)                    $  2,335       $(3,203)       $   (868)
                                              ========       =======        ========

                                                  THREE MONTHS ENDED MARCH 31, 2005
                                              ----------------------------------------
                                                           MANUFACTURED
                                               PROPERTY     HOME SALES
                                              OPERATIONS    AND RENTALS   CONSOLIDATED
                                              --------     ------------   ------------
Revenues                                      $ 45,449(2)    $ 5,265        $ 50,714
Operating expenses/Cost of sales                14,737         3,890          18,627
                                              --------       -------        --------
      Net operating income (1)/Gross profit     30,712         1,375          32,087
Adjustments to arrive at net income (loss):
   Other revenues                                1,160           736           1,896
   General and administrative                   (3,505)       (1,540)         (5,045)
   Depreciation and amortization               (11,266)       (1,759)        (13,025)
   Interest expense                            (14,622)          (80)        (14,702)
   Florida storm damage recovery                   500            --             500
   Equity loss from affiliate                     (117)           --            (117)
   Income allocated to minority interest        (1,038)           --          (1,038)
                                              --------       -------        --------
      Income (loss) from continuing
         operations                           $  1,824       $(1,268)       $    556
      Income from discontinued operations          131             0             131
                                              --------       -------        --------
         Net income (loss)                    $  1,955       $(1,268)       $    687
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

(2) Seasonal recreational vehicle revenue is included in Property Operations revenues and is approximately $4.8 million annually. This seasonal revenue is recognized approximately 60% in the first quarter, 5% in both the second and third quarters and 30% in the fourth quarter of each fiscal year.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

SELECTED BALANCE SHEET DATA

                                                           MARCH 31, 2006                            DECEMBER 31, 2005
                                              ----------------------------------------   ----------------------------------------
                                                           MANUFACTURED                               MANUFACTURED
                                               PROPERTY     HOME SALES                    PROPERTY     HOME SALES
                                              OPERATIONS    AND RENTALS   CONSOLIDATED   OPERATIONS    AND RENTALS   CONSOLIDATED
                                              ----------   ------------   ------------   ----------   ------------   ------------
Identifiable assets:
   Investment in rental property, net         $1,052,516    $119,105       $1,171,621    $1,052,603     $109,217      $1,161,820
   Cash and cash equivalents                       5,818        (210)           5,608         6,125         (245)          5,880
   Inventory of manufactured homes                    --      16,400           16,400            --       17,105          17,105
   Investments in and advances to affiliate       46,632          --           46,632        46,352           --          46,352
   Notes and other receivables                    34,523       6,470           40,993        34,356        6,778          41,134
   Other assets                                   45,278       1,172           46,450        47,129        1,116          48,245
                                              ----------    --------       ----------    ----------     --------      ----------
      Total assets                            $1,184,767    $142,937       $1,327,704    $1,186,565     $133,971      $1,320,536
                                              ==========    ========       ==========    ==========     ========      ==========

9.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (IN THOUSANDS):

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

     The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment totals approximately $0.04 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

     SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates an asset of $0.8 million and less than $0.1 million as of March 31, 2006 and December 31, 2005, respectively.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  DISPOSITION OF PROPERTIES:

     During the second quarter of 2005, the Company sold two properties located in Florida comprised of 96 manufactured housing sites and 165 recreational vehicle sites for a combined sales price of $5.7 million. These transactions resulted in a $0.8 million gain.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

                                          SUMMARY STATEMENT
                                            OF OPERATIONS
                                          -----------------
                                            2006    2005
                                            ----   -----
Income from rental property                  $--   $ 332
Revenue from home sales                       --       2
Rental home revenue                           --       4
Ancillary revenues, net                       --       1
Other loss                                    --      (1)
Property operating and maintenance            --    (102)
Real estate taxes                             --     (16)
Cost of home sales                            --      (2)
Depreciation and amortization                 --     (43)
Interest and general and administrative       --     (26)
                                             ---   -----
Income from operations                        --     149
Income allocated to common OP units           --     (18)
                                             ---   -----
Income from discontinued operations          $--   $ 131
                                             ===   =====

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  EARNINGS (LOSS) PER SHARE (IN THOUSANDS):

     For the periods ended March 31, 2006 and 2005:

                                                          2006      2005
                                                        -------   -------
Earnings (loss) used for basic and diluted
   earnings (loss) per share computation:
Continuing operations                                   $  (868)  $   556
                                                        =======   =======
Discontinued operations                                 $    --   $   131
                                                        =======   =======
Total shares used for basic earnings (loss) per share    17,534    17,848
Dilutive securities:
   Stock options and other                                   --       102
                                                        -------   -------
Total weighted average shares used for diluted
   earnings (loss) per share computation                 17,534    17,950
                                                        =======   =======

     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three month period ending March 31, 2006 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

     The Company also has the following potentially convertible securities which, if converted, may impact dilution:

    CONVERTIBLE SECURITIES      NUMBER OF UNITS ISSUED                           CONVERSION FEATURES
    ----------------------      ----------------------                           -------------------
Series A Preferred OP Units            1,325,275         Convertible to common stock at $68 per share/unit. Mandatorily redeemable on January 2, 2014

Series B Preferred OP Units               35,637         On each of May 1, 2004, 2005, and 2006, holder may exchange Units for shares of common stock at exchange rate of 2.272727 ($44 per share) shares of common stock for each Series B Preferred Unit.

Series B-2 Preferred OP Units            100,000         Convertible into Common OP Units after January 31, 2005 at $45 per
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

     As previously disclosed, the Company, the Chief Executive Officer, the Chief Financial Officer and a former controller received "Wells Notices" from the staff of the U.S. Securities and Exchange Commission (SEC) in connection with a non-public inquiry regarding the Company. The inquiry by the SEC was commenced in January 2004 with a request for information and legal, accounting and other documentation generally regarding the Company's investment in SunChamp, the operation of SunChamp, the Company's accounting for SunChamp and other transactions related to SunChamp. The SEC Staff informed the Company that the major focus of the Staff's inquiry relates to the Company's accounting for the SunChamp investment during 2000, 2001 and 2002.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three months ended March 31, 2006, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations except for the adoption of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised December 2004), Share-Based Payment ("SFAS 123(R)").

In December 2004, FASB issued SFAS 123(R). SFAS 123(R) replaces FASB Statement No. 123 ("Statement 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions be recognized in the financial statements. The Company adopted SFAS 123(R) effective January 1, 2006 using the "modified prospective" method. Therefore, prior period statements have not been restated. Under this method, in addition to reflecting compensation expense for new-share based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

With the adoption of SFAS 123(R), the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the grant date, the Company applies the Binomial (lattice) option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. The Company uses the resources of an outside consultant for valuing its options. An award of 7,500 options was made to the Company's non-employee directors during the first quarter of 2006.

Performance-based awards vest based upon the achievement of certain performance conditions and the Company makes its best estimate as to the ultimate achievement of such performance conditions.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, income from operations before minority interest decreased by $2.9 million from $1.6 million to a loss of $(1.3) million, when compared to the three months ended March 31, 2005. The decrease was due to increased expenses of $6.9 million, offset by increased revenues of $3.6 million and increased equity income from affiliate of $0.4 million as described in more detail below.

Income from rental property increased by $2.7 million from $45.4 million to $48.1 million, or 5.9 percent, due to acquisitions ($0.8 million) and rent increases and other community revenues ($1.9 million).

Revenues from home sales decreased by $0.4 million from $3.7 million to $3.3 million, or 10.8 percent primarily due to the change in the number of new versus pre-owned homes sold and the overall decrease in the number of homes sold during the first quarter of 2006 (71 sales) as compared to the first quarter of 2005 (111 sales).

Rental home revenue increased by $1.8 million from $1.5 million to $3.3 million due to increases in the average rental rate per home and the number of tenants in the Company's rental program.

Interest income decreased by $0.8 million from $1.6 million to $0.8 million, or
50.0 percent, due primarily to a reduction in the amount of short-term investments and the payoff of interest earning notes and receivables by the borrowers.

Other income increased by $0.7 million from a loss of $(0.2) million to income of $0.5 million due primarily to an increase in brokerage commissions of $0.1 million, a $0.2 million non-refundable option payment received and a $0.5 million decrease in unsuccessful acquisition expenditures.

Property operating and maintenance expenses increased by $0.4 million from $11.0 million to $11.4 million, or 3.6 percent. The increase was due to property acquisitions ($0.3 million) and other expenses ($0.1 million).

Rental home operating and maintenance expense increased by $1.1 million from $1.5 million to $2.6 million, or 73.3 percent due primarily to an increase in the number of tenants in the Company's rental program.

General and administrative expenses for rental property increased by $1.6 million from $3.5 million to $5.1 million, or 45.7 percent, due to expenditures related to a review of the Company's strategic alternatives, the accrual of annual performance based incentives, an increase in the amount of share-based compensation expense related to a significant vesting of shares and increased Michigan taxes.

Depreciation and amortization increased by $2.0 million from $13.0 million to $15.0 million, or 15.4 percent, due primarily to an increase in the total rental home portfolio.

Interest expense increased by $1.1 million from $13.6 million to $14.7 million, or 8.1 percent, primarily due to increased debt levels and increased interest rates on variable rate debt.

The cumulative effect of change in accounting principle is a result of the recognition of expected forfeitures on restricted stock grants that are not vested at January 1, 2006.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 2006 and 2005. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2005 and March 31, 2006. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                 SAME PROPERTY            TOTAL PORTFOLIO
                                             --------------------      --------------------
                                               2006         2005         2006        2005
                                             -------      -------      -------      -------
                                                  (in thousands)            (in thousands)
Income from rental property                  $45,069      $43,358      $48,073      $45,449
Property operating expenses:
   Property operating and maintenance          8,557        8,600       11,385       10,965
   Real estate taxes                           3,798        3,728        3,894        3,772
                                             -------      -------      -------      -------
      Property operating expenses             12,355       12,328       15,279       14,737
                                             -------      -------      -------      -------
Property net operating income(1)             $32,714      $31,030      $32,794      $30,712
                                             =======      =======      =======      =======
Number of properties                             133          133          136          137
Developed sites                               46,516       46,488       47,584       47,617
Occupied sites                                38,132(2)    38,177(2)    38,539(2)    38,479(2)
Occupancy %                                     84.3%(3)     84.6%(3)     84.2%(3)     84.4%(3)
Weighted Average monthly rent per site       $   360(3)   $   347(3)   $   360(3)   $   347(3)
Sites available for development                6,359        6,501        6,857        7,237
Sites planned for development in next year        41          208           41          208

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

On a same property basis, property net operating income increased by $1.7 million from $31.0 million to $32.7 million, or 5.4 percent. Income from rental property increased by $1.7 million from $43.4 million to $45.1 million, or 3.9 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.02 million from $12.33 million to $12.35 million, or 0.2 percent, due primarily to increases in real estate taxes.

RENTAL PROGRAM

     The following table reflects additional information regarding the Company's rental program for the three months ended March 31, 2006 and 2005:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           2006       2005
                                                         --------   -------
                                                     (in thousands except for *)
Rental home revenue                                      $  3,329   $ 1,517
Site rent included in Income from rental property           4,186     2,207
                                                         --------   -------
   Rental program revenue                                   7,515     3,724
Expenses
   Payroll and commissions                                    475       427
   Repairs and refurbishment                                  957       541
   Taxes and insurance                                        594       281
   Other                                                      587       236
                                                         --------   -------
      Rental program operating and maintenance              2,613     1,485
                                                         --------   -------
Net operating income(1)                                  $  4,902   $ 2,239
                                                         ========   =======
Number of occupied rentals, end of period*                  4,215     2,536
Cost of occupied rental homes                            $124,007   $70,033
Weighted average monthly rental rate*                    $    653   $   594

(1)  See Note (1) following Same Property Information.

     Net operating income from the rental program increased $2.7 million from $2.2 million to $4.9 million in the first quarter of 2006 as a result of a $3.8 million increase in revenue offset by a $1.1 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities, its $115.0 million line of credit and its $40.0 million floor plan. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership's unitholders.

The Company has invested approximately $0.7 million in its development communities consisting primarily of costs necessary to complete home site improvements such as driveways, sidewalks, piers, pads and runners and anticipates investing an additional $1.0 - $1.5 million for such costs during the remainder of 2006. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

The Company has invested $7.8 million in the acquisition of properties during 2006. Although substantial acquisitions are not anticipated prior to year end, the Company continuously seeks acquisition opportunities that meet the Company's criteria for acquisition. Should such investment opportunities arise the Company will finance the acquisitions though the temporary use of its line of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

The Company has also invested approximately $13.2 million during the first quarter of 2006 in homes primarily intended for its rental program. Expenditures for the reminder of 2006 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $0.3 million from $5.9 million at December 31, 2005 to $5.6 million at March 31, 2006. Net cash provided by operating activities decreased by $7.1 million to $15.7 million for the three months ended March 31, 2006 compared to $22.8 million for the three months ended March 31, 2005.

The Company's net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company's current markets generally, and specifically in metropolitan areas of the Company's current markets; (b) lower occupancy and rental rates of the Company's properties (the "Properties"); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company's tenants; and (d) decreased sales of manufactured homes. See "Risk Factors " in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES CONTINUED:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. If the Company is unable obtain additional debt or equity financing on acceptable terms, the Company's business, results of operations and financial condition will be adversely impacted.

At March 31, 2006, the Company's debt to total market capitalization approximated 61.4 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 7.0 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the three months ended March 31, 2006 and 2005 included recurring capital expenditures of $1.4 million and $1.4 million, respectively.

Net cash used in investing activities increased by $28.4 million to $19.3 million used in investing activities for the three months ended March 31, 2006 compared to $9.1 million provided by investing activities for the three months ended March 31, 2005. This increase was due to a $39.9 million decrease in net proceeds from sale of short-term investments and a $0.8 million decrease in notes receivable and officers' notes, net, offset by decreased investment in rental property of $12.3 million.

Net cash provided by financing activities increased by $75.1 million to $3.4 million provided by financing activities for the three months ended March 31, 2006 compared to $71.7 million used in financing activities for the three months ended March 31, 2005. This increase was primarily due to a $50.0 million decrease in payments to retire Perpetual Preferred Operating Partnership Units, a $2.4 million reduction in funds used to purchase Company stock, a $3.6 million reduction in payments made to redeem notes payable, an increase of proceeds from issuance of stock and OP units net and option exercises of $2.4 million, and an increase of $17.0 million in borrowings on a line of credit, offset by an increase in distributions of $0.2 million and an increase in payments for deferred financing costs of $0.1 million.

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

The following table reconciles net income to FFO and calculates both basic and diluted FFO per share for the periods ended March 31, 2006 and 2005 (in thousands):

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

          RECONCILIATION OF NET INCOME (LOSS) TO FUNDS FROM OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE/OP UNIT AMOUNTS) (UNAUDITED)

                                                            2006      2005
                                                          -------   -------
Net income (loss)                                         $  (868)  $   687
Adjustments:
   Depreciation and amortization                           15,588    13,664
   Valuation adjustment(1)                                     43       359
   (Gain) loss on disposition of assets, net                  (32)       47
   Income (loss) allocated to minority interest              (115)       95
                                                          -------   -------
Funds from operations (FFO)                               $14,616   $14,852
                                                          =======   =======
FFO - Continuing Operations                               $14,616   $14,660
                                                          =======   =======
FFO - Discontinued Operations                             $    --   $   192
                                                          =======   =======
Weighted average common shares/OP Units outstanding:
   Basic                                                   19,857    20,319
                                                          =======   =======
   Diluted                                                 20,007    20,421
                                                          =======   =======
Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic     $  0.74   $  0.72
                                                          =======   =======
FFO per weighted average Common Share/OP Unit - Diluted   $  0.73   $  0.72
                                                          =======   =======
Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic     $    --   $  0.01
                                                          =======   =======
FFO per weighted average Common Share/OP Unit - Diluted   $    --   $  0.01
                                                          =======   =======
Total Operations:
FFO per weighted average Common Share/OP Unit - Basic     $  0.74   $  0.73
                                                          =======   =======
FFO per weighted average Common Share/OP Unit - Diluted   $  0.73   $  0.73
                                                          =======   =======

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

This Form 10-Q contains various "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as "believes," "forecasts," "anticipates," "intends," "plans," "expects," "may", "will" and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled "Risk Factors" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 and the Company's filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company's expectations of future events.

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

The Company's variable rate debt totals $188.2 million and $104.7 million as of March 31, 2006 and 2005, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the three months ended March 31, 2006 and 2005, the Company believes its interest expense would have increased or decreased by approximately $1.8 million and $1.1 million based on the $182.1 million and $107.2 million average balance outstanding under the Company's variable rate debt facilities for the three months ended March 31, 2006 and 2005, respectively.

Additionally, the Company had $13.5 million and $14.7 million LIBOR based variable rate mortgage and other notes receivables as of March 31, 2006 and 2005, respectively. If LIBOR increased or decreased by 1.0 percent during the three months ended March 31, 2006 and 2005, the Company believes interest income would have increased or decreased by approximately $0.1 million and $0.1 million based on the $13.5 million and $14.7 million average balance outstanding on all variable rate notes receivable for the three months ended March 31, 2006 and 2005, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.88 percent through July 2007. The interest rate cap agreement has a cap rate of 9.49 percent, a notional amount of $152.4 million and a termination date of April 3, 2006. Each of the Company's derivative contracts is based upon 90-day LIBOR.

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

     (b) There have been no changes in the Company's internal control over financial reporting during the quarterly period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 2. (A) - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, the Company issued an aggregate of 7,133 shares of its common stock upon exchange of an aggregate of 7,133 OP Units of the Operating Partnership. These shares of common stock were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with such issuance.

ITEM 6. - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2006

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

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.1          Agreement for Wholesale Financing, dated March 1, 2006, between
              Sun Home Services, Inc. and Textron Financial Corporation

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