Form 10-Q
period 2006-06-30
SUN COMMUNITIES INC
filed 2006-08-08
CIK 912593

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Number of shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2006: 18,072,765

================================================================================

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                                                                      PAGES
                                                                                                                      -----
PART I

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005                                            3

         Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005                  4

         Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2006 and 2005          5

         Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005                            6

         Notes to Consolidated Financial Statements                                                                    7-21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        22-32

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                      33

Item 4.  Controls and Procedures                                                                                         34

PART II

Item 4.  Submission of Matters to a Vote of Security Holders                                                             35

Item 6.  Exhibits required by Item 601 of Regulation S-K                                                                 35

         Signatures                                                                                                      36

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                 (UNAUDITED)
                                                                                   JUNE 30,                  DECEMBER 31,
                                                                                    2006                         2005
                                                                                -------------                ------------
ASSETS
 Investment in rental property, net                                             $   1,173,752                $  1,161,820
 Cash and cash equivalents                                                              5,156                       5,880
 Inventory of manufactured homes                                                       15,076                      17,105
 Investment in affiliate                                                               46,868                      46,352
 Notes and other receivables                                                           44,494                      41,134
 Other assets                                                                          44,448                      48,245
                                                                                -------------                ------------

    Total assets                                                                $   1,329,794                $  1,320,536
                                                                                =============                ============

LIABILITIES
 Debt                                                                           $   1,038,212                $  1,050,168
 Lines of credit                                                                      119,234                      73,300
 Other liabilities                                                                     32,457                      32,267
                                                                                -------------                ------------

    Total liabilities                                                               1,189,903                   1,155,735
                                                                                -------------                ------------

 Minority interest                                                                     17,074                      21,544
                                                                                -------------                ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 10,000 shares authorized, none issued         $           -                $          -
 Common stock, $.01 par value, 90,000 shares authorized, 19,875 and
  19,814 issued in 2006 and 2005, respectively                                            199                         198
 Additional paid-in capital                                                           450,483                     460,568
 Officer's notes                                                                       (9,246)                     (9,427)
 Unearned compensation                                                                      -                     (13,187)
 Accumulated comprehensive earnings                                                     1,954                         532
 Distributions in excess of accumulated earnings                                     (256,973)                   (231,827)
 Treasury stock, at cost, 1,802 shares in 2006 and 2005                               (63,600)                    (63,600)
                                                                                -------------                ------------

    Total stockholders' equity                                                        122,817                     143,257
                                                                                -------------                ------------

    Total liabilities and stockholders' equity                                  $   1,329,794                $  1,320,536
                                                                                =============                ============

         The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                          -----------------------------        -------------------------
                                                            2006                 2005             2006            2005
                                                          ---------            --------        ---------        --------
REVENUES
Income from rental property                               $  45,587            $ 43,945        $  93,660        $ 89,394
Revenue from home sales                                       7,291               4,380           10,547           8,128
Rental home revenue                                           3,813               2,115            7,142           3,632
Ancillary revenues, net                                          31                 104              300             570
Interest                                                        844               1,114            1,672           2,712
Other income (loss)                                             991                 (48)           1,460            (216)
                                                          ---------            --------        ---------        --------
    Total revenues                                           58,557              51,610          114,781         104,220

COSTS AND EXPENSES
Property operating and maintenance                           11,714              11,479           23,099          22,444
Real estate taxes                                             3,903               3,800            7,797           7,572
Cost of home sales                                            5,806               3,583            8,203           5,988
Rental home operating and maintenance                         2,565               1,480            5,178           2,965
General and administrative - rental property                  4,269               3,600            9,399           7,105
General and administrative - home sales and rentals           1,600               1,509            3,166           3,049
Depreciation and amortization                                14,785              13,461           29,763          26,486
Interest                                                     15,250              13,538           29,975          27,173
Interest on mandatorily redeemable debt                         986               1,080            2,075           2,147
Florida storm damage recovery                                     -                 (55)               -            (555)
                                                          ---------            --------        ---------        --------
    Total expenses                                           60,878              53,475          118,655         104,374
 Equity income from affiliate                                   386                 222              667             105
                                                          ---------            --------        ---------        --------
      Loss from operations                                   (1,935)             (1,643)          (3,207)            (49)
Less income (loss) allocated to minority interest:
  Preferred OP Units                                              -                   -                -             961
  Common OP Units                                              (226)               (200)            (341)           (123)
                                                          ---------            --------        ---------        --------
Loss from continuing operations                              (1,709)             (1,443)          (2,866)           (887)
Income from discontinued operations                               -                 693                -             824
                                                          ---------            --------        ---------        --------
Loss before cumulative effect of change in
  accounting principle                                       (1,709)               (750)          (2,866)            (63)
Cumulative effect of change in accounting principle               -                   -              289               -
                                                          ---------            --------        ---------        --------
Net loss                                                  $  (1,709)           $   (750)       $  (2,577)       $    (63)
                                                          =========            ========        =========        ========

Weighted average common shares outstanding:
  Basic                                                      17,615              17,731           17,574          17,789
                                                          =========            ========        =========        ========
  Diluted                                                    17,615              17,731           17,574          17,789
                                                          =========            ========        =========        ========

Basic and diluted earnings (loss) per share:
  Continuing operations                                   $   (0.10)           $  (0.08)       $   (0.17)       $  (0.05)
  Discontinued operations                                         -                0.04                -            0.05
                                                          ---------            --------        ---------        --------
  Loss before cumulative effect of change in
    accounting principle                                      (0.10)              (0.04)           (0.17)          (0.00)
  Cumulative effect of change in accounting principle             -                   -             0.02               -
                                                          ---------            --------        ---------        --------
  Net loss                                                $   (0.10)           $  (0.04)       $   (0.15)       $  (0.00)
                                                          =========            ========        =========        ========

         The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                  FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                           -------------------------          --------------------------
                                                             2006             2005              2006               2005
                                                           --------         --------          --------            ------
Net loss                                                   $ (1,709)        $   (750)         $ (2,577)           $  (63)
Unrealized income (loss) on interest rate swaps                 578           (1,250)            1,422               (76)
                                                           --------         --------          --------            ------
Comprehensive loss                                         $ (1,131)        $ (2,000)         $ (1,155)           $ (139)
                                                           ========         ========          ========            ======

         The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                                  2006            2005
                                                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $  (2,577)       $     (63)
 Adjustments to reconcile net loss to cash provided by operating activities:
  Loss allocated to minority interests                                                              (341)              (9)
  Gain from property dispositions                                                                      -             (828)
  Loss on valuation of derivative instruments                                                         22              206
  Stock compensation expense, net of cumulative effect of change in accounting principle           1,995            1,071
  Depreciation and amortization                                                                   31,325           29,088
  Amortization of deferred financing costs                                                           872            1,040
  Distributions from affiliate                                                                       150              500
  Equity income from affiliate                                                                      (667)            (105)
  Increase in notes receivable from sale of inventory                                             (2,836)               -
  Decrease in inventory, other assets and other receivables, net                                   2,070            1,763
  Increase (decrease) in accounts payable and other liabilities                                       20           (1,432)
                                                                                               ---------        ---------
                        Net cash provided by operating activities                                 30,033           31,231
                                                                                               ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in rental properties                                                                (35,471)         (54,814)
  Purchase of short-term investments                                                                   -          (84,875)
  Proceeds from sale of short-term investments                                                         -          129,850
  Proceeds related to property dispositions                                                            -            3,867
  Decrease in notes receivable and officer's notes, net                                              716            1,656
                                                                                               ---------        ---------
                        Net cash used in investing activities                                    (34,755)          (4,316)
                                                                                               ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of common stock and OP units                                                         (1,332)          (2,198)
  Proceeds from option exercise                                                                    1,630               90
  Borrowings on lines of credit, net                                                              45,934           23,900
  Payments to retire preferred operating partnership units                                        (8,175)         (50,000)
  Payments to redeem notes payable and other debt                                                 (8,327)         (15,701)
  Payments for deferred financing costs                                                             (255)             (35)
  Treasury stock purchases                                                                             -          (7,076)
  Distributions                                                                                  (25,477)         (25,089)
                                                                                               ---------        ---------
                        Net cash provided by (used in) financing activities                        3,998          (76,109)
                                                                                               ---------        ---------

 Net decrease in cash and cash equivalents                                                          (724)         (49,194)

 Cash and cash equivalents, beginning of period                                                    5,880           52,586
                                                                                               ---------        ---------

 Cash and cash equivalents, end of period                                                      $   5,156        $   3,392
                                                                                               =========        =========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $32 and $35
    for the six months ended June 30, 2006 and 2005, respectively                              $  29,664        $  26,215
Cash paid for interest on mandatorily redeemable debt                                          $   2,062        $   2,136
Noncash investing and financing activities:
  Debt assumed for rental properties                                                           $   4,500        $       -
  Unrealized gain (loss) on interest rate swaps                                                $   1,422        $     (76)

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

      The Company adopted SFAS 123(R) effective January 1, 2006 using the "modified prospective" method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred. Upon adopting SFAS 123(R), an estimate of future forfeitures is incorporated into the determination of compensation cost for restricted stock grants and stock options. The effect of this estimate of future forfeitures is the reversal of previously recorded compensation expense on restricted stock grants that were not vested at January 1, 2006 and are now expected to be forfeited. For the six months ended June 30, 2006, the cumulative effect of adopting SFAS 123(R) was an increase in loss from operations of $0.05 million, an increase in loss from continuing operations of $0.04 million, a decrease in net loss of $0.2 million and an increase of $0.01 in both basic and diluted earnings per share.

      Under the provisions of SFAS 123(R), the recognition of aggregate deferred compensation as a component of equity is no longer permitted. Therefore, the amount of deferred compensation that had been in "Unearned compensation" was eliminated against "Additional paid-in capital" in the Company's Consolidated Balance Sheet commencing January 1, 2006.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SHARE-BASED COMPENSATION, CONTINUED;

      The modified prospective method of SFAS 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three and six month periods ended June 30, 2005 was as follows (amounts in thousands except for per share data):

                                                                                 THREE MONTHS            SIX MONTHS
                                                                                 ------------            ----------
Net loss, as reported                                                            $       (750)           $      (63)
Stock based compensation expense included in net income as reported              $        571            $    1,071
Stock-based compensation expense under fair value method                                 (585)               (1,099)
                                                                                 ------------            ----------
Pro forma net loss                                                               $       (764)           $      (91)
                                                                                 ============            ==========

Earnings (loss) per share (Basic and Diluted), as reported                       $      (0.04)           $    (0.00)
                                                                                 ============            ==========
Earnings (loss) per share (Basic and Diluted), pro forma                         $      (0.04)           $    (0.01)
                                                                                 ============            ==========

      Total compensation cost recorded for share-based compensation was $1.0 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively. Total compensation cost recorded for share-based compensation for the six months ended June 30, 2006 and 2005 was $2.3 million and $1.1 million, respectively. Included in the compensation cost for the three and six months ended June 30, 2006 was $0.02 and $0.04 million, respectively, related to stock options that were granted prior to the adoption of SFAS 123(R), which are being recognized over the remaining vesting period.

      The Company awards restricted stock and options to its employees under its Second Amended and Restated Stock Option Plan (the "Plan"). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and other stock based awards. No further awards may be granted under the Plan at this time. The Company believes that the awards better align the interests of its employees with those of its shareholders and has provided these incentives to attract and retain executive officers and key employees.

      RESTRICTED STOCK

      The Company's primary share-based compensation is restricted stock. The following table summarizes the Company's restricted stock activity for the six months ended June 30, 2006:

                                                                                            WEIGHTED
                                                                                         AVERAGE GRANT
                                                             NUMBER OF SHARES           DATE FAIR VALUE
                                                             ----------------           ---------------
Nonvested restricted shares at January 1, 2006                     417,275                  $ 34.91
Granted                                                                  -
Vested                                                             (54,597)                 $ 33.41
Forfeited                                                                -
                                                                   -------
Nonvested restricted shares at June 30, 2006                       362,678                  $ 35.14
                                                                   =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SHARE-BASED COMPENSATION, CONTINUED;

      The remaining compensation expense to be recognized associated with the 362,678 restricted shares outstanding at June 30, 2006 is approximately $7.6 million. That expense is expected to be recognized $0.7 million in the remainder of 2006, $1.7 million in 2007, $1.3 million in 2008, $2.3 million in 2009 and $1.6 million thereafter. For the six months ended June 30, 2006, the Company recognized $1.4 million of compensation expense related to its outstanding restricted stock. Recipients receive dividend payments on the shares of restricted stock. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $1.8 million and $1.7 million, respectively.

      PERFORMANCE-BASED RESTRICTED STOCK

      The Company has 93,750 performance-based restricted shares with aggregate fair value of $3.3 million which may vest on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company's per share funds from operations ("FFO") as determined by comparing the per share FFO for the year ended December 31, 2009 with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% in order for the recipients to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to performance-based restricted shares based on an estimate of the number of restricted shares that will ultimately vest. For the six months ended June 30, 2006, compensation expense of $0.4 million was recognized for the performance-based restricted shares based on an estimated vesting of 46.67% of the shares on March 1, 2010.

      OPTIONS

      At June 30, 2006, the Company had 535,091 options outstanding and exercisable under the Plan. For the six months ended June 30, 2006, the Company recognized $0.03 million of compensation expense related to its outstanding options. No awards were granted in 2006 or 2005. The Black-Scholes option pricing model was used to value options until 2004 at which time the Company changed to the use of the Binomial option pricing model. The Company issues new shares at the time of share option exercise (or share unit conversion). The following table summarizes the Company's option activity for the first six months of 2006:

                                                                                    WEIGHTED
                                                                                     AVERAGE     AGGREGATE
                                                               WEIGHTED AVERAGE    CONTRACTUAL   INTRINSIC
                                                  NUMBER OF     EXERCISE PRICE        TERM         VALUE
                                                   SHARES     (PER COMMON SHARE)    (IN YEARS)   (IN 000'S)
                                                  ---------   ------------------   -----------   ----------
Options outstanding  at January 1, 2006            614,839         $   29.73
Granted                                                 --
Exercised                                          (75,081)        $   28.24
Forfeited                                           (4,667)        $   33.73
                                                  --------
Options outstanding at June 30, 2006               535,091         $   29.90           2.1        $  1,347
                                                  ========

Options vested and exercisable at June 30, 2006    535,091         $   29.90           2.1        $  1,347
                                                  ========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SHARE BASED COMPENSATION, CONTINUED;

      The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $0.2 million. For options exercised during the first six months of 2005, the aggregate intrinsic value is immaterial.

      PHANTOM AWARDS

      At June 30, 2006, the Company had 22,500 unvested phantom liability awards with an aggregate fair value of $0.7 million. The phantom awards pay cash bonuses per share equal to the amount of dividend paid per share of common stock. The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom liability awards is $0.6 million. For the six months ended June 30, 2006, the Company recognized $0.1 million of compensation expense related to these phantom awards. Awards of 13,000 shares were granted and no shares were vested, exercised or forfeited during the six months of 2006. The awards are remeasured at each reporting date.

      At June 30, 2006, the Company had 18,750 unvested phantom performance-based liability awards with an aggregate fair value of $0.6 million. The phantom performance-based awards pay cash bonuses per vested share equal to the average of the highest and lowest selling price on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company's per share funds from operations ("FFO") as determined by comparing the per share FFO for the year ended December 31, 2009 with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% in order for the recipients to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to phantom performance-based liability awards based on an estimate of the number of phantom performance-based shares that will ultimately vest. For the six months ended June 30, 2006, compensation expense of $0.08 million was recognized for the phantom performance-based liability awards based on an estimated vesting of 46.67% of the award on March 1, 2010.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    SHARE BASED COMPENSATION, CONTINUED;

      DIRECTOR OPTION AWARDS

      The Company also has a 2004 Non-Employee Director Option Plan ("Director Plan") which authorizes the issuance of up to 100,000 options to non-employee directors. At June 30, 2006, the Company had 84,000 options awarded under the Director Plan and a successor plan. Of these, 15,000 are unvested of which 7,500, 5,000, and 2,500 shares will vest in the second quarter of 2007, 2008 and 2009, respectively. The remaining unrecognized expense related to these options is $0.04 million which will be recognized over the weighted average remaining vesting period of 1.6 years. For the six months ended June 30, 2006, the Company recognized $0.02 million of compensation expense related to these director options. The fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following assumptions used for the grants for the period indicated:

                                                                     SIX MONTHS ENDED JUNE 30, 2006   SIX MONTHS
                                                                     ------------------------------     ENDED
                                                                      MARCH 2006       MAY 2006        JUNE 30,
                                                                         AWARD           AWARD          2005
                                                                      ----------       ---------      ----------
Estimated fair value per share of options granted during year:         $    3.59       $    2.31         N/A
Assumptions:
Annualized dividend yield                                                   7.19%           8.20%        N/A
Common stock price volatility                                              17.04%          17.05%        N/A
Risk-free rate of return                                                    4.68%           5.05%        N/A
Expected option term (in years)                                              7.5             7.5         N/A

      The following table summarizes the Director option activity for the six months ended June 30, 2006:

                                                                                WEIGHTED
                                                                                 AVERAGE     AGGREGATE
                                                           WEIGHTED AVERAGE    CONTRACTUAL   INTRINSIC
                                              NUMBER OF     EXERCISE PRICE        TERM         VALUE
                                               SHARES     (PER COMMON SHARE)   (IN YEARS)    (IN 000'S)
                                              ---------   ------------------   -----------   ----------
Options outstanding  at January 1, 2006        71,500          $   33.63
Granted                                        15,000          $   33.84
Exercised                                      (2,500)         $   26.50
Canceled                                           --
                                              -------
Options outstanding at June 30, 2006           84,000          $   33.88           4.4        $   246
                                              =======

Options vested and expected to vest            84,000          $   33.88           4.4        $   246
                                              =======

Options exercisable at June 30, 2006           69,000          $   33.87           3.3        $   202
                                              =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    RENTAL PROPERTY:

      The following summarizes rental property (amounts in thousands):

                                         (UNAUDITED)
                                           JUNE 30,    DECEMBER 31,
                                            2006          2005
                                         -----------   ------------
Land                                     $   117,561   $   116,738
Land improvements and buildings            1,170,006     1,156,612
Rental homes and improvements                142,413       117,314
Furniture, fixtures, and equipment            36,191        36,120
Land held for future development              31,082        31,082
Property under development                        --           256
                                         -----------   -----------
                                           1,497,253     1,458,122
Less accumulated depreciation               (323,501)     (296,302)
                                         -----------   -----------
Rental property, net                     $ 1,173,752   $ 1,161,820
                                         ===========   ===========

      During the first quarter of 2006, the Company acquired one manufactured home community located in Oakland County, Michigan for a total purchase price of $7.8 million, with occupancy of approximately 95%. The transaction included the assumption of $4.5 million of debt.

      The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including analysis of recently acquired and existing comparable properties in our portfolio, independent appraisals if obtained in connection with the acquisition or financing of the respective property, and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets (including in-place leases) acquired.

      Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    NOTES AND OTHER RECEIVABLES:

      The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                         JUNE 30,    DECEMBER 31,
                                                                           2006          2005
                                                                        ----------   ------------
Mortgage note receivable, with interest payable at a weighted average interest rate of  7.55% and 6.63% at
    June 30, 2006 and December 31, 2005, respectively,
    maturing in August 2008, collateralized by a manufactured
    home community.                                                     $   13,532    $   13,532

Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
     6.57% and 10 years, respectively, net of allowance for
     losses of $0.1 and $0.2 million, at June 30, 2006 and
     December 31, 2005, respectively.                                       21,989        19,688

Other receivables, net of allowance for losses of $0.3 million
     at June 30, 2006 and December 31, 2005.                                 8,973         7,914
                                                                        ----------    ----------
                                                                        $   44,494    $   41,134
                                                                        ==========    ==========

      Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively, collateralized by 352,206 shares of the Company's common stock and 127,794 OP Units with substantial personal recourse. The notes become due in three equal installments on each of December 2008, 2009 and 2010. Reduction in the principal balance of these notes was $0.2 million for the six months ended June 30, 2006 and 2005.

5.    INVESTMENT IN AFFILIATE:

      Origen Financial, Inc. ("Origen") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 20% of Origen at June 30, 2006 and its investment is accounted for using the equity method of accounting. Because both the Company and Origen are public companies, information about Origen's actual quarterly earnings may not be received prior to the Company's quarterly filing. As a result, equity earnings recorded through June 30, 2006 reflect the Company's estimate of its portion of the anticipated earnings of Origen for the periods ending June 30, 2006 and the Company's adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

                             SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    DEBT:

      The following table sets forth certain information regarding debt (amounts in thousands):

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2006            2005
                                                                                     ----------     ------------
Collateralized term loan, 7.01%, due September 9, 2007                               $   39,681     $     40,079
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016                     494,511          494,511

Collateralized term loans - FNMA, of which $77.4M is variable, due
     May 1, 2014 and January 1, 2015 at the Company's option, interest at 4.51 -
     5.2% at June 30, 2006 and December 31, 2005.                                       386,723          387,624

Preferred OP units, redeemable at various dates through
     January 2, 2014, average interest at 6.9% at June 30, 2006 and December 31,
     2005.                                                                               53,947           62,123

Mortgage notes, other                                                                    63,350           65,831
                                                                                     ----------     ------------
                                                                                     $1,038,212     $  1,050,168
                                                                                     ==========     ============

      The collateralized term loans totaling $920.9 million at June 30, 2006 are secured by 94 properties comprising approximately 34,163 sites representing approximately $659.9 million of net book value. The mortgage notes are collateralized by 14 communities comprising approximately 4,543 sites representing approximately $144.8 million of net book value.

      The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75%. The outstanding balance on the line of credit at June 30, 2006 was $106.0 million. In addition, $3.4 million of availability was used to back standby letters of credit, and a maximum of $5.6 million remains available to be drawn under the facility.

      In March of 2006, the Company closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company's portfolio of rental homes. At June 30, 2006 the outstanding balance on the floorplan was $13.2 million.

      During the quarter, the Company redeemed $8.2 million of Preferred OP units.

      At June 30, 2006, the total of maturities and amortization of debt during the next five years are approximately as follows: 2007 - $48.6 million; 2008 - $50.9 million; 2009 - $30.5 million, 2010 - $22.1 million; 2011 -
      $18.6 million and $867.5 million thereafter.

      The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At June 30, 2006 and 2005, all covenants were met.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    OTHER INCOME (LOSS):

      The components of other income (loss) are as follows for the periods ended June 30, 2006 and 2005 (in thousands):

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                          --------------------      --------------------
                                            2006         2005         2006         2005
                                          -------      -------      -------      -------
Brokerage commissions                     $   336      $   289      $   669      $   523
Disposal of assets                             60         (315)          92         (362)
Unsuccessful acquisition expenditures          (1)          (9)         (18)        (355)
Lawsuit settlement                            416           --          416           --
Other                                         180          (13)         301          (22)
                                          -------      -------      -------      -------
                                          $   991      $   (48)     $ 1,460      $  (216)
                                          =======      =======      =======      =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

      The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                  THREE MONTHS ENDED JUNE 30, 2006          SIX MONTHS ENDED JUNE 30, 2006
                                             --------------------------------------    -----------------------------------
                                                             MANUFACTURED                              MANUFACTURED
                                               PROPERTY       HOME SALES                   PROPERTY    HOME SALES
                                              OPERATIONS     AND RENTALS   CONSOLIDATED    OPERATIONS  AND RENTALS  CONSOLIDATED
                                             -----------     -----------   ------------    ----------  -----------  ------------
Revenues                                      $  45,587(2)    $  11,104     $  56,691      $  93,660    $  17,689    $ 111,349
Operating expenses/Cost of sales                 15,617           8,371       23,988         30,896       13,381       44,277
                                              ---------       ---------     ---------      ---------    ---------    ---------
   Net operating income (1)/Gross profit         29,970           2,733        32,703         62,764        4,308       67,072
Adjustments to arrive at net income (loss):
Other revenues                                    1,584             282         1,866          2,877          555        3,432
General and administrative                       (4,269)         (1,600)       (5,869)        (9,399)      (3,166)     (12,565)
Depreciation and amortization                   (11,297)         (3,488)      (14,785)       (22,800)      (6,963)     (29,763)
Interest expense                                (16,037)           (199)      (16,236)       (31,841)        (209)     (32,050)
Equity income from affiliate                        386              --           386            667           --          667
Loss allocated to minority interest                 226              --           226            341           --          341
                                              ---------       ---------     ---------      ---------    ---------    ---------
  Income (loss) from continuing operations    $     563       $  (2,272)    $  (1,709)     $   2,609    $  (5,475)   $  (2,866)
  Cumulative effect of change in accounting
  principal                                          --              --            --            289           --          289
   Net income (loss )                         ---------       ---------     ---------      ---------    ---------    ---------
                                              $     563       $  (2,272)    $  (1,709)     $   2,898    $  (5,475)   $  (2,577)
                                              =========       =========     =========      =========    =========    =========

                                                  THREE MONTHS ENDED JUNE 30, 2006          SIX MONTHS ENDED JUNE 30, 2006
                                             ---------------------------------------    -----------------------------------
                                                             MANUFACTURED                           MANUFACTURED
                                               PROPERTY       HOME SALES                    PROPERTY    HOME SALES
                                              OPERATIONS     AND RENTALS    CONSOLIDATED    OPERATIONS  AND RENTALS  CONSOLIDATED
                                             -----------     -----------    ------------    ----------  -----------  ------------
Revenues                                        $ 43,945(2)   $   6,495      $   50,440    $  89,394(2) $  11,760     $ 101,154
Operating expenses/Cost of sales                  15,279          5,063          20,342       30,016        8,953        38,969
                                                --------      ---------      ----------    ---------    ---------     ---------
  Net operating income (1)/Gross profit           28,666          1,432          30,098       59,378        2,807        62,185
Adjustments to arrive at net income (loss):
 Other revenues                                      809            361           1,170        1,969        1,097         3,066
 General and administrative                       (3,600)        (1,509)         (5,109)      (7,105)      (3,049)      (10,154)
 Depreciation and amortization                   (11,161)        (2,300)        (13,461)     (22,427)      (4,059)      (26,486)
 Interest expense                                (14,533)           (85)        (14,618)     (29,155)        (165)      (29,320)
 Florida storm damage recovery                        55             --              55          555           --           555
 Equity income from affiliate                        222             --             222          105           --           105
 (Income) loss allocated to minority interest        200             --             200         (838)          --          (838)
                                                --------      ---------      ----------    ---------    ---------     ---------
  Income (loss) from continuing operations      $    658      $  (2,101)     $   (1,443)   $   2,482    $  (3,369)    $    (887)
  Income from discontinued operations                687              6             693          818            6           824
                                                --------      ---------      ----------    ---------    ---------     ---------
    Net income (loss )                          $  1,345      $  (2,095)     $     (750)   $   3,300    $  (3,363)    $     (63)
                                                ========      =========      ==========    =========    =========     =========

----------
(1) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Net income includes interest and depreciation and amortization which often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

SELECTED BALANCE SHEET DATA                              JUNE 30, 2006                     DECEMBER 31, 2005
                                          -------------------------------------  -------------------------------------
                                                       MANUFACTURED                PROPERTY
                                            PROPERTY    HOME SALES                 OPERATIONS  MANUFACTURED
                                           OPERATIONS   AND RENTALS  CONSOLIDATED AND RENTALS   HOME SALES  CONSOLIDATED
                                           ----------  ------------  ------------ ----------- ------------  ------------
Identifiable assets:
 Investment in rental property, net       $ 1,045,870  $   127,882  $ 1,173,752  $ 1,052,603  $   109,217  $ 1,161,820
 Cash and cash equivalents                      5,140           16        5,156        6,125         (245)       5,880
 Inventory of manufactured homes                   --       15,076       15,076           --       17,105       17,105
 Investments in and advances to affiliate      46,868           --       46,868       46,352           --       46,352
 Notes and other receivables                   37,122        7,372       44,494       34,460        6,674       41,134
 Other assets                                  43,308        1,140       44,448       47,129        1,116       48,245
                                          -----------  -----------  -----------  -----------  -----------  -----------
  Total assets                            $ 1,178,308  $   151,486  $ 1,329,794  $ 1,186,669  $   133,867  $ 1,320,536
                                          ===========  ===========  ===========  ===========  ===========  ===========

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

      The swap agreements have the effect of fixing interest rates relative to a portion of a collateralized term loan due to FNMA. One swap matures in July 2009, with an effective fixed rate of 4.84 percent. A second swap matures in July 2012, with an effective fixed rate of 5.28 percent. The third swap matures in July 2007, with an effective fixed rate of 3.88 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement matured on April 3, 2006 and was replaced with a new interest rate cap agreement that has a cap rate of
      11.79 percent, a notional amount of $152.4 million and a termination date of May 29, 2007. Each of the Company's derivative contracts is based upon 90-day LIBOR.

      The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment totals approximately $0.02 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

      SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates an asset of $1.4 million and less than $0.01 million as of June 30, 2006 and December 31, 2005, respectively.

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

      In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long - Lived Assets" effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                                       JUNE 30,            JUNE 30,
                                                 ------------------   ------------------
                                                    2006      2005      2006      2005
                                                 --------  --------   --------  --------
Income from rental property                      $     --  $     75   $     --  $    407
Revenue from home sales                                --        94         --        96
Ancillary revenues, net and other income (loss)        --        --         --         3
Property operating and maintenance expenses            --       (69)        --      (170)
Cost of home sales                                     --       (86)        --       (89)
Real estate taxes                                      --        (8)        --       (24)
Selling, general and administrative expenses           --        (3)        --        (6)
Depreciation and amortization                          --       (19)        --       (62)
Interest expense                                       --       (23)        --       (45)
                                                 --------  --------   --------  --------
Income (loss) from operations                          --       (39)        --       110
Gain on sale of properties                             --       828         --       828
Income allocated to common OP units                    --       (96)        --      (114)
                                                 --------  --------   --------  --------
Income from discontinued operations              $     --  $    693   $     --  $    824
                                                 ========  ========   ========  ========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.   EARNINGS (LOSS) PER SHARE (IN THOUSANDS):

      For the periods ended June 30, 2006 and 2005:

                                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                             JUNE 30,             JUNE 30,
                                                                       -------------------   -------------------
                                                                         2006       2005       2006      2005
                                                                       --------   --------   --------   --------
Earnings (loss) used for basic and diluted earnings (loss) per share:
    Continuing operations                                              $ (1,709)  $ (1,443)  $ (2,866)  $   (887)
                                                                       ========   ========   ========   ========
    Discontinued operations                                            $     --   $    693   $     --   $    824
                                                                       ========   ========   ========   ========

Weighted average shares used for basic earnings (loss)  per share        17,615     17,731     17,574     17,789
Dilutive securities:

     Stock options and other                                                 --         --         --         --
                                                                       --------   --------   --------   --------
Diluted weighted average shares                                          17,615     17,731     17,574     17,789
                                                                       ========   ========   ========   ========

      Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three and six month periods ending June 30, 2006 and 2005 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.   COMMITMENTS AND CONTINGENCIES:

      On June 2, 2006, the Company entered into a rate lock agreement with ARCS Commercial Mortgage Co, LP. The Company paid a rate lock deposit of $962,000 to lock the interest rate of 6.159 percent for a period of 75 days for $48.1 million in principal. The Company entered into the rate lock to secure mortgage debt financing for three communities. The mortgage debt was funded in two draws on July 12 and August 1, 2006.

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

      On February 27, 2006, the United States Securities and Exchange Commission (the "SEC") filed a civil action against the Company's Chief Executive Officer, Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC's findings set forth in the Administrative Order, entered February 27, 2006, with respect to the Company's accounting for its SunChamp investment during 2000, 2001 and 2002. The Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

      The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

13.   SUBSEQUENT EVENTS:

          Subsequent to quarter end, the Company closed on financing of $48.1 million which is secured by three properties. The debt carries an annual interest rate of 6.16 percent and requires interest-only payments for 10 years. The mortgage debt generated total net proceeds to the Company of $33.9 million.

14.   RECENT ACCOUNTING PRONOUNCEMENTS:

          On July 13, 2006 the Financial Accounting Standards Board issued interpretation (FIN 48), Accounting for uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must therefore be adopted by the Company for its fiscal year ended December 31, 2007. Management is currently evaluating the impact of FIN 48.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the six months ended June 30, 2006, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations except for the adoption of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised December 2004), Share-Based Payment ("SFAS 123(R)").

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

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. The Company uses the resources of an outside consultant for valuing its options. Two awards of 7,500 options each were made to the Company's non-employee directors during the six months ended June 30, 2006.

Performance-based awards vest based upon the achievement of certain performance conditions and the Company makes its best estimate as to the ultimate achievement of such performance conditions.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 and 2005

For the three months ended June 30, 2006, loss from operations increased by $0.3 million from $(1.6) million to $(1.9) million, when compared to the three months ended June 30, 2005. The increased loss was due to increased expenses of $7.4 million, offset by increased revenues of $6.9 million and increased equity income from affiliate of $0.2 million as described in more detail below.

Income from rental property increased by $1.7 million from $43.9 million to $45.6 million, or 3.9 percent, due to acquisitions ($0.3 million) and rent increases and other community revenues ($1.4 million).

Revenues from home sales increased by $2.9 million from $4.4 million to $7.3 million, or 66.0 percent. The Company sold 160 manufactured homes during the second quarter of 2006 as compared to 99 sales during the same period in 2005.

Rental home revenue increased by $1.7 million from $2.1 million to $3.8 million. The number of tenants in the Company's rental program increased from 3,057 at June 30, 2005 to 4,600 at June 30, 2006, resulting in additional revenue of approximately $1.2 million. The remainder of the increase resulted from an increase in the average rental rate per home from $612 per month at June 30, 2005 to $665 per month at June 30, 2006.

Ancillary revenues, net decreased by approximately $0.1 million due primarily to an increase in golf course management fees.

Interest income decreased by $0.3 million from $1.1 million to $0.8 million, or
27.3 percent, due primarily to a reduction in the amount of interest earned on the Company's short-term investments and the payoff of interest earning notes and receivables by the borrowers.

Other income increased by $1.0 million from a loss of less than $(0.1) million to income of $1.0 million due primarily to a decrease in the loss associated with the disposition of miscellaneous assets, and a $0.4 million lawsuit settlement payment.

Property operating and maintenance expenses increased by $0.2 million from $11.5 million to $11.7 million, or 1.7 percent. The increase was due primarily to increases in utility costs.

Real estate taxes increased by $0.1 million due to increases in assessments and tax rates.

Cost of home sales increased by $2.2 million from $3.6 million to $5.8 million, or 61 percent due to the increase in the number of homes sold. The Company sold 160 manufactured homes during the second quarter of 2006 as compared to 99 sales during the same period in 2005.

Rental home operating and maintenance expense increased by $1.1 million from $1.5 million to $2.6 million, or 73.3 percent due primarily to an increase in the number of tenants in the Company's rental program.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses for rental property increased by $0.7 million from $3.6 million to $4.3 million, or 19.4 percent. General and administrative expenses for home sales and rentals increased by $0.1 million from $1.5 million to $1.6 million, or 6.7 percent. The increases are primarily attributable to increases in payroll and benefits that include the accrual of annual performance based incentives and initial recognition of expense related to performance-based awards under the Company's 5-year incentive stock award program.

Depreciation and amortization increased by $1.3 million from $13.5 million to $14.8 million, or 9.6 percent, due primarily to an increase in the total rental home portfolio.

Interest expense increased by $1.7 million from $13.5 million to $15.2 million, or 12.6 percent, primarily due to increased debt levels and increased interest rates on variable rate debt.

Comparison of the six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006, loss from operations before minority interest increased by $3.1 million from a loss of less than $(0.1) million to a loss of $(3.2) million, when compared to the six months ended June 30, 2005. The increase was due to increased expenses of $14.3 million, partially offset by increased revenues of $10.6 million and increased equity income from affiliate of $0.6 million as described in more detail below.

Income from rental property increased by $4.3 million from $89.4 million to $93.7 million, or 4.8 percent, due to acquisitions ($1.0 million) and rent increases and other community revenues ($3.3 million). Rental increases have been implemented for over 25,000 of the Company's occupied sites in the first half of 2006.

Revenues from home sales increased by $2.4 million from $8.1 million to $10.5 million, or 29.6 percent. The Company sold 231 manufactured homes during the six months ended June 30, 2006 as compared to 210 sales during the same period in 2005. The increase in the number of homes sold resulted in additional revenue of approximately $1.0 million. The remainder of the increase resulted from an increase in the average selling price per home.

Rental home revenue increased by $3.5 million from $3.6 million to $7.1 million. The number of tenants in the Company's rental program increased from 3,057 at June 30, 2005 to 4,600 at June 30, 2006, resulting in additional revenue of approximately $2.5 million. The remainder of the increase resulted from an increase in the average rental rate per home from $612 per month at June 30, 2005 to $665 per month at June 30, 2006.

Ancillary revenues, net, decreased by $0.3 million from $0.6 million to $0.3 million due to a non-refundable option payment received in 2005 ($0.2 million) and increased golf course management fees ($0.1 million).

Interest income decreased by $1.0 million from $2.7 million to $1.7 million, or
37.0 percent, due primarily to a decrease in interest earned on the Company's short-term investments and a decrease in the amount of interest earning notes and receivables.

Other income increased by $1.7 million from a loss of $(0.2) million to income of $1.5 million due to an increase in brokerage commissions ($0.2 million), a decrease in a loss associated with disposition of miscellaneous assets ($0.5 million), a decrease in unsuccessful acquisition expenses ($0.3 million), proceeds from a lawsuit settlement ($0.4 million) and an increase in other miscellaneous operating income ($0.3 million).

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Property operating and maintenance expenses increased by $0.7 million from $22.4 million to $23.1 million, or 3.1 percent. The increase was due to acquisitions ($0.4 million), increases in utility costs ($0.8 million) and payroll expense ($0.2 million), partially offset by decreases in repair and maintenance ($0.2 million) and other miscellaneous expenses ($0.5 million).

Real estate taxes increased by $0.2 million from $7.6 million to $7.8 million, or 2.6 percent, due to acquisitions ($0.1 million) and increases in assessments and tax rates ($0.1 million).

Cost of home sales increased by $2.2 million from $6.0 million to $8.2 million, or 36.7 percent due to the increase in the number of homes sold. The Company sold 231 manufactured homes in the first half of 2006 compared to 210 sales of the first half of 2005. The increase in the number of homes sold resulted in additional costs of approximately $0.7 million. The remainder of the increase resulted from an increase in the average cost per home. Gross profit margins decreased from 26.3 percent in 2005 to 22.2 percent in 2006 due to increased sales of pre-owned homes at lower margins partially offset by improved margins on new home sales.

Rental home operating and maintenance expense increased by $2.2 million from $3.0 million to $5.2 million, or 73.3 percent due primarily to an increase in the number of tenants in the Company's rental program.

General and administrative expenses for rental property increased by $2.3 million from $7.1 million to $9.4 million, or 32.4 percent, due to an increase in payroll and benefits ($1.8 million) that includes the accrual of annual performance based bonus incentives and initial recognition of expense related to performance-based restricted and phantom stock awards, an increase in expenditures related to a review of the Company's strategic alternatives ($0.4 million) and professional fees related to the SEC investigation ($0.1 million).

General and administrative expenses for home sales and rentals increased by $0.1 million from $3.0 million to $3.1 million, or 3.3 percent due primarily to an increase in payroll and commissions.

Depreciation and amortization increased by $3.3 million from $26.5 million to $29.8 million, or 12.5 percent, due primarily to an increase in the total rental home portfolio.

Interest expense increased by $2.7 million from $29.3 million to $32.0 million, or 9.2 percent, primarily due to increased debt levels.

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 2006 and 2005. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2005 and June 30, 2006. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

                                                          SAME PROPERTY              TOTAL PORTFOLIO
                                                     -----------------------      ----------------------
                                                       2006           2005          2006          2005
                                                     ---------      --------      --------      --------
                                                          (in thousands)              (in thousands)
Income from rental property                          $  88,481      $ 85,325      $ 93,660      $ 89,394
                                                     ---------      --------      --------      --------
Property operating expenses:
   Property operating and maintenance                   17,695        17,547        23,099        22,444
   Real estate taxes                                     7,596         7,456         7,797         7,572
                                                     ---------      --------      --------      --------
     Property operating expenses                        25,291        25,003        30,896        30,016
                                                     ---------      --------      --------      --------

Property net operating income (1)                    $  63,190      $ 60,322      $ 62,764      $ 59,378
                                                     =========      ========      ========      ========

Number of properties                                       133           133           136           135
Developed sites                                         46,530        46,477        47,598        47,318
Occupied sites                                          38,201 (2)    38,281 (2)    38,604 (2)    38,474 (2)
Occupancy %                                               84.4%(3)      84.8%(3)      84.2%(3)      84.6%(3)
Weighted average monthly rent per site               $     363 (3)  $    349 (3)  $    362 (3)  $    349 (3)
Sites available for development                          6,328         6,494         6,826         7,094
Sites planned for development in next year                  11           222            11           222

----------
(1) Investors in and analysts following the real estate industry utilize net operating income ("NOI") as a supplemental performance measure. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income is the most directly comparable GAAP measurement to net operating income. Net income includes interest and depreciation and amortization which often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset. The Company believes that net operating income is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

On a same property basis, property net operating income increased by $2.9 million from $60.3 million to $63.2 million, or 4.8 percent. Income from rental property increased by $3.2 million from $85.3 million to $88.5 million, or 3.7 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.3 million from $25.0 million to $25.3 million, or 1.2 percent, due primarily to increases in real estate taxes and utilities costs.

RENTAL PROGRAM

      The following tables reflect additional information regarding the Company's rental program for the periods ended and as of June 30, 2006 and 2005:

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,                JUNE 30,
                                                        ------------------      -------------------
                                                          2006      2005           2006      2005
                                                        --------  --------      ---------  --------
Rental home revenue                                     $  3,813  $  2,115      $   7,142  $  3,632

Site rent included in Income from rental property          4,696     2,892          8,882     5,099
                                                        --------  --------      ---------  --------

     Rental program revenue                                8,509     5,007         16,024     8,731
Expenses
   Payroll and commissions                                   547       399          1,022       826
   Repairs and refurbishment                               1,034       609          1,991     1,150
   Taxes and insurance                                       624       267          1,218       548
   Other                                                     360       205            947       441
                                                        --------  --------      ---------  --------
     Rental program operating and maintenance              2,565     1,480          5,178     2,965
                                                        --------  --------      ---------  --------
Net operating income (1)                                $  5,944  $  3,527      $  10,846  $  5,766
                                                        ========  ========      =========  ========

----------
(1)   See Note (1) following Same Property Information

OCCUPIED RENTAL HOMES INFORMATION (IN THOUSANDS EXCEPT FOR *):

                                                          2006          2005
                                                        ---------    ---------
Number of occupied rentals, end of period*                  4,600        3,057
Cost of occupied rental homes                           $ 135,301    $  88,290
Weighted average monthly rental rate*                   $     665    $     612

Net operating income from the rental program increased $2.4 million from $3.5 million to $5.9 million in the second quarter of 2006 as a result of a $3.5 million increase in revenue offset by a $1.1 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company has invested approximately $1.4 million in its development communities consisting primarily of costs necessary to complete home site improvements such as driveways, sidewalks, piers, pads and runners and anticipates investing an additional $1.0 - $1.5 million for such costs during the remainder of 2006. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its lines of credit.

The Company has invested $7.8 million ($3.3 million cash and $4.5 million in assumed debt) in the acquisition of properties during 2006. Although substantial acquisitions are not anticipated prior to year end, the Company continuously seeks acquisition opportunities that meet the Company's criteria for acquisition. Should such investment opportunities arise the Company will finance the acquisitions though the temporary use of its line of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

The Company has also invested approximately $25.1 million during the first half of 2006 in homes primarily intended for its rental program. Expenditures for the reminder of 2006 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $0.7 million from $5.9 million at December 31, 2005 to $5.2 million at June 30, 2006. Net cash provided by operating activities decreased by $1.2 million to $30.0 million for the six months ended June 30, 2006 compared to $31.2 million for the six months ended June 30, 2005.

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

At June 30, 2006, the Company's debt to total market capitalization approximated
63.6 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 6.7 years and a weighted average interest rate of 5.5 percent.

Capital expenditures for the six months ended June 30, 2006 and 2005 included recurring capital expenditures of $3.3 million for both periods.

Net cash used in investing activities increased by $30.5 million to $34.8 million for the six months ended June 30, 2006 compared to $4.3 million for the six months ended June 30, 2005. This increase was due to a $45.0 million decrease in net proceeds from sale of short-term investments, a $3.9 million decrease in proceeds related to property dispositions and a $0.9 million decrease in notes receivable and officers' notes, net, offset by decreased investment in rental property of $19.3 million.

Net cash provided by financing activities increased by $80.1 million to $4.0 million provided by financing activities for the six months ended June 30, 2006 compared to $76.1 million used in financing activities for the six months ended June 30, 2005. This increase was primarily due to a $41.8 million decrease in payments to retire preferred operating partnership units, an increase of $22.0 million in borrowings on lines of credit, a $7.1 million reduction in funds used to purchase Company stock, a $7.4 million reduction in payments made to redeem notes payable and other debt, a $0.9 million decrease in payments to redeem common stock and OP units and a $1.5 million increase in proceeds from option exercises, offset by an increase in distributions of $0.4 million and an increase in payments for deferred financing costs of $0.2 million.

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

The following table reconciles net income to FFO and calculates both basic and diluted FFO per share for the periods ended June 30, 2006 and 2005 (in thousands):

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

                              SUN COMMUNITIES, INC.
               RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS
      (Amounts in thousands, except per share/OP unit amounts) (Unaudited)

                                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        JUNE 30,             JUNE 30,
                                                                 --------------------   ------------------
                                                                    2006       2005       2006      2005
                                                                 ----------  --------   --------  --------
Net loss                                                         $   (1,709) $   (750)  $ (2,577) $    (63)
Adjustments:
   Depreciation and amortization                                     15,002    14,100     30,590    27,764
   Valuation adjustment(1)                                              (22)     (153)        21       206
   (Gain) loss on disposition of assets, net                            102      (513)        70     (466)
   Loss allocated to minority interest                                 (226)     (104)      (341)       (9)
                                                                 ----------  --------   --------  --------
Funds from operations (FFO)                                      $   13,147  $ 12,580   $ 27,763  $ 27,432
                                                                 ==========  ========   ========  ========

FFO - Continuing Operations                                      $   13,147  $ 12,600   $ 27,763  $ 27,260
                                                                 ==========  ========   ========  ========
FFO - Discontinued Operations                                    $       --  $    (20)  $     --  $    172
                                                                 ==========  ========   ========  ========

Weighted average common shares/OP Units outstanding:
   Basic                                                             19,937    20,193     19,897    20,256
                                                                 ==========  ========   ========  ========
   Diluted                                                           20,116    20,352     20,092    20,420
                                                                 ==========  ========   ========  ========

Continuing Operations:
FFO per weighted average common share/OP Unit - Basic            $     0.66  $   0.62   $   1.40  $   1.34
                                                                 ==========  ========   ========  ========
FFO per weighted average common share/OP Unit - Diluted          $     0.65  $   0.62   $   1.38  $   1.34
                                                                 ==========  ========   ========  ========

Discontinued Operations:
FFO per weighted average common share/OP Unit - Basic            $       --  $     --   $     --  $   0.01
                                                                 ==========  ========   ========  ========
FFO per weighted average common share/OP Unit - Diluted          $       --  $     --   $     --  $   0.01
                                                                 ==========  ========   ========  ========

Total Operations:
FFO per weighted average common share/OP Unit - Basic            $     0.66  $   0.62   $   1.40  $   1.35
                                                                 ==========  ========   ========  ========
FFO per weighted average common share/OP Unit - Diluted          $     0.65  $   0.62   $   1.38  $   1.35
                                                                 ==========  ========   ========  ========

----------
(1) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from FFO. The valuation adjustment is included in interest expense.

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

The Company's variable rate debt totals $217.0 million and $124.9 million as of June 30, 2006 and 2005, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the six months ended June 30, 2006 and 2005, the Company believes its interest expense would have increased or decreased by approximately $1.9 million and $1.1 million based on the $194.0 million and $111.5 million average balance outstanding under the Company's variable rate debt facilities for the six months ended June 30, 2006 and 2005, respectively.

Additionally, the Company had $13.5 million and $14.7 million LIBOR based variable rate mortgage and other notes receivables as of June 30, 2006 and 2005, respectively. If LIBOR increased or decreased by 1.0 percent during the six months ended June 30, 2006 and 2005, the Company believes interest income would have increased or decreased by approximately $0.1 million and $0.1 million based on the $13.5 million and $14.7 million average balance outstanding on all variable rate notes receivable for the six months ended June 30, 2006 and 2005, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.88 percent through July 2007. The interest rate cap agreement has a cap rate of 11.79 percent, a notional amount of $152.4 million and a termination date of May 29, 2007. Each of the Company's derivative contracts is based upon 90-day LIBOR.

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

      (b) There have been no changes in the Company's internal control over financial reporting during the quarterly period ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 25, 2006, the Company held its Annual Meeting of Shareholders. The following matters were voted upon at the meeting:

      (a) The election of two directors to serve until the 2009 Annual Meeting of Shareholders or until their respective successors shall be elected and shall qualify. The results of the election appear below:

                                 % of Shares
   Nominees            For         Voting      Withheld
---------------     ----------   -----------   --------
Ted J. Simon        15,043,382     95.58       694,668
Paul D. Lapides     14,885,159     94.58       852,861

ITEM 6. - EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2006

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

                              SUN COMMUNITIES, INC.
                                  EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         ------------------------------------------------------------
10.1                Promissory Note, dated July 10, 2006, by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., LP in the original principal amount of $18,300,000.00.

10.2                Promissory Note, dated July 10, 2006, by Sun Countryside
                    Atlanta LLC in favor of ARCS Commercial Mortgage Co., LP in the original principal amount of $12,950,000.00.

10.3                Deed of Trust, Assignment of Rents, Security Agreement and
                    Fixture Filing, dated July 10, 2006, by Sun Villa MHC LLC in favor of First American Title Insurance Company, trustee, for the benefit of ARCS Commercial Mortgage Co., LP.

10.4                Deed of Trust, Assignment of Rents, Security Agreement and
                    Fixture Filing, dated July 10, 2006, by Sun Countryside
                    Atlanta LLC in favor of ARCS Commercial Mortgage Co., LP.

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