Form 10-Q
period 2006-09-30
SUN COMMUNITIES INC
filed 2006-11-09
CIK 912593

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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

     Number of shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2006: 18,142,652

                              SUN COMMUNITIES, INC.

                                      INDEX

                                                                           PAGES
                                                                           -----
PART I

Item 1. Financial Statements (Unaudited):

        Consolidated Balance Sheets as of September 30, 2006 and
           December 31, 2005                                                   3

        Consolidated Statements of Operations for the three and nine
           months ended September 30, 2006 and 2005                            4

        Consolidated Statements of Comprehensive Loss for the three and
           nine months ended September 30, 2006 and 2005                       5

        Consolidated Statements of Stockholders' Equity for the nine
           months ended September 30, 2006                                     5

        Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2006 and 2005                                   6

        Notes to Consolidated Financial Statements                          7-22

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           23-33

Item 3. Quantitative and Qualitative Disclosures about Market Risk            34

Item 4. Controls and Procedures                                               35

PART II

Item 6. Exhibits required by Item 601 of Regulation S-K                       36

        Signatures                                                            37

                              SUN COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                             (UNAUDITED)
                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2006           2005
                                                            -------------   ------------
ASSETS
   Investment in rental property, net                        $1,170,426      $1,161,820
   Cash and cash equivalents                                      4,047           5,880
   Inventory of manufactured homes                               13,065          17,105
   Investment in affiliate                                       47,019          46,352
   Notes and other receivables                                   40,615          41,134
   Other assets                                                  41,319          48,245
                                                             ----------      ----------
      Total assets                                           $1,316,491      $1,320,536
                                                             ==========      ==========

LIABILITIES
   Debt                                                      $1,072,619      $1,050,168
   Lines of credit                                               90,572          73,300
   Other liabilities                                             29,724          32,267
                                                             ----------      ----------
      Total liabilities                                       1,192,915       1,155,735
                                                             ----------      ----------
   Minority interest                                             15,102          21,544
                                                             ----------      ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 10,000 shares
      authorized, none issued                                $       --      $       --
   Common stock, $.01 par value, 90,000 shares
      authorized, 19,944 and 19,814 issued
      in 2006 and 2005, respectively                                199             198
   Additional paid-in capital                                   452,386         460,568
   Officer's notes                                               (9,163)         (9,427)
   Unearned compensation                                             --         (13,187)
   Accumulated comprehensive earnings                               821             532
   Distributions in excess of accumulated earnings             (272,169)       (231,827)
   Treasury stock, at cost, 1,802 shares in 2006 and 2005       (63,600)        (63,600)
                                                             ----------      ----------
      Total stockholders' equity                                108,474         143,257
                                                             ----------      ----------
      Total liabilities and stockholders' equity             $1,316,491      $1,320,536
                                                             ==========      ==========

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                (AMOUNTS IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,        SEPTEMBER 30,
                                                                     ------------------   -------------------
                                                                       2006      2005       2006       2005
                                                                     -------   --------   --------   --------
REVENUES
Income from rental property                                          $45,680   $44,022    $139,340   $133,416
Revenue from home sales                                                4,783     6,008      15,330     14,136
Rental home revenue                                                    3,965     2,549      11,107      6,181
Ancillary revenues, net                                                  (16)       36         284        606
Interest                                                               1,244       863       2,916      3,575
Other income (loss)                                                     (644)     (195)        816       (411)
                                                                     -------   -------    --------   --------
   Total revenues                                                     55,012    53,283     169,793    157,503

COSTS AND EXPENSES
Property operating and maintenance                                    12,349    11,722      35,448     34,166
Real estate taxes                                                      4,031     3,801      11,828     11,373
Cost of home sales                                                     3,749     4,784      11,952     10,772
Rental home operating and maintenance                                  2,965     1,889       8,143      4,854
General and administrative - rental property                           3,426     3,630      12,825     10,735
General and administrative - home sales and rentals                    1,561     1,826       4,727      4,875
Depreciation and amortization                                         15,072    13,525      44,835     40,011
Interest                                                              15,623    14,092      45,598     41,265
Interest on mandatorily redeemable debt                                  935     1,087       3,010      3,234
Florida storm damage recovery                                             --        --          --       (555)
                                                                     -------   -------    --------   --------
   Total expenses                                                     59,711    56,356     178,366    160,730
Equity income (loss) from affiliate                                      300    (1,147)        967     (1,042)
                                                                     -------   -------    --------   --------
      Loss from operations                                            (4,399)   (4,220)     (7,606)    (4,269)
Less income (loss) allocated to minority interest:
   Preferred OP Units                                                     --        --          --        961
   Common OP Units                                                      (510)     (495)       (851)      (618)
                                                                     -------   -------    --------   --------
Loss from continuing operations                                       (3,889)   (3,725)     (6,755)    (4,612)
Income from discontinued operations                                       --        --          --        824
                                                                     -------   -------    --------   --------
Loss before cumulative effect of change in accounting principle       (3,889)   (3,725)     (6,755)    (3,788)
Cumulative effect of change in accounting principle                       --        --         289         --
                                                                     -------   -------    --------   --------
Net loss                                                             $(3,889)  $(3,725)   $ (6,466)  $ (3,788)
                                                                     =======   =======    ========   ========

Weighted average common shares outstanding:
   Basic                                                              17,655    17,746      17,601     17,775
                                                                     =======   =======    ========   ========
   Diluted                                                            17,655    17,746      17,601     17,775
                                                                     =======   =======    ========   ========
Basic and diluted earnings (loss) per share:
   Continuing operations                                             $ (0.22)  $ (0.21)   $  (0.39)  $  (0.26)
   Discontinued operations                                                --        --          --       0.05
                                                                     -------   -------    --------   --------
   Loss before cumulative effect of change in accounting principle     (0.22)    (0.21)      (0.39)     (0.21)
   Cumulative effect of change in accounting principle                    --        --        0.02         --
                                                                     -------   -------    --------   --------
   Net loss                                                          $ (0.22)  $ (0.21)   $  (0.37)  $  (0.21)
                                                                     =======   =======    ========   ========

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   FOR THE PERIODS SEPTEMBER 30, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS        NINE MONTHS
                                                        ENDED               ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                  -----------------   -----------------
                                                    2006      2005      2006      2005
                                                  -------   -------   -------   -------
Net loss                                          $(3,889)  $(3,725)  $(6,466)  $(3,788)
Unrealized income (loss) on interest rate swaps    (1,133)    1,150       289     1,074
                                                  -------   -------   -------   -------
Comprehensive loss                                $(5,022)  $(2,575)  $(6,177)  $(2,714)
                                                  =======   =======   =======   =======

                              SUN COMMUNITIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                             ACCUMULATED   DISTRIBUTIONS
                                       ADDITIONAL                           COMPREHENSIVE   IN EXCESS OF
                               COMMON    PAID-IN   OFFICER'S    UNEARNED       EARNINGS     ACCUMULATED   TREASURY    TOTAL
                                STOCK    CAPITAL     NOTES    COMPENSATION      (LOSS)        EARNINGS      STOCK    EQUITY
                               ------  ----------  ---------  ------------  -------------  -------------  --------  --------
BALANCE, DECEMBER 31, 2005      $198    $460,568    $(9,427)    $(13,187)        $532        $(231,827)   $(63,600) $143,257
Issuance of common stock, net      1       1,014                                                                       1,015
Options and restricted stock
   transactions                            1,799                                                                       1,799
SFAS 123R adjustment                     (13,187)                 13,187                                                  --
Stock-based compensation -
   amortization and
   forfeitures                             2,192                                                                       2,192
Repayment of officer's notes                            264                                                              264
Net loss                                                                                        (6,466)               (6,466)
Unrealized income on interest
   rate swaps                                                                     289                                    289
Cash distributions declared
   of $1.89 per share                                                                          (33,876)              (33,876)
                                ----    --------    -------     --------         ----        ---------    --------  --------
BALANCE, SEPTEMBER 30, 2006     $199    $452,386    $(9,163)    $     --         $821        $(272,169)   $(63,600) $108,474
                                ====    ========    =======     ========         ====        =========    ========  ========

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                   2006       2005
                                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (6,466)  $ (3,788)
   Adjustments to reconcile net loss to cash provided by operating activities:
      Loss allocated to minority interests                                           (851)      (504)
      Gain from property dispositions                                                  --       (828)
      Loss (gain) on valuation of derivative instruments                             (165)       400
      Stock compensation expense, net of cumulative effect of change in
         accounting principle                                                       2,465      1,518
      Depreciation and amortization                                                47,188     43,826
      Amortization of deferred financing costs                                      1,285      1,489
      Distributions from affiliate                                                    300        800
      Equity loss (income) from affiliate                                            (967)     1,042
      Increase in notes receivable from sale of homes                              (3,721)    (2,799)
      Decrease in inventory, other assets and other receivables, net                5,667      3,526
      Decrease in accounts payable and other liabilities                           (2,752)    (1,411)
                                                                                 --------   --------
         Net cash provided by operating activities                                 41,983     43,271
                                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in rental properties                                             (46,330)   (73,043)
      Purchase of short-term investments                                               --    (84,875)
      Proceeds from sale of short-term investments                                     --    129,850
      Proceeds related to property dispositions                                        --      3,867
      Proceeds from sale of installment loans on manufactured homes to Origen       4,226         --
      Decrease in notes receivable and officer's notes, net                           272      8,586
                                                                                 --------   --------
         Net cash used in investing activities                                    (41,832)   (15,615)
                                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redemption of common stock and OP units                                      (1,335)    (2,304)
      Proceeds from option exercise                                                 2,151        114
      Borrowings on lines of credit                                               113,287     81,100
      Repayments on lines of credit                                               (96,015)   (27,900)
      Payments to retire preferred operating partnership units                     (8,175)   (50,000)
      Payments to redeem notes payable and other debt                             (22,020)   (33,386)
      Proceeds from notes payable and other debt                                   48,100      6,025
      Payments for deferred financing costs                                          (685)       (35)
      Treasury stock purchases                                                         --    (13,889)
      Distributions                                                               (37,292)   (35,683)
                                                                                 --------   --------
         Net cash used in financing activities                                     (1,984)   (75,958)
                                                                                 --------   --------
Net decrease in cash and cash equivalents                                          (1,833)   (48,302)
Cash and cash equivalents, beginning of period                                      5,880     52,586
                                                                                 --------   --------
Cash and cash equivalents, end of period                                         $  4,047   $  4,284
                                                                                 ========   ========
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $47 and $53
   for the nine months ended September 30, 2006 and 2005, respectively           $ 45,086   $ 40,047
Cash paid for interest on mandatorily redeemable debt                            $  2,998   $  3,224
Noncash investing and financing activities:
   Debt assumed for rental properties                                            $  4,500   $     --
   Unrealized gain on interest rate swaps                                        $    289   $  1,074

    The accompanying notes are an integral part of the consolidated financial statements

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

     These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the "Company") and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the "Operating Partnership"), SunChamp LLC ("SunChamp"), and Sun Home Services, Inc. ("SHS"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2005. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods' financial statements in order to conform to current period presentation.

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

     The Company adopted SFAS 123(R) effective January 1, 2006 using the "modified prospective" method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred. Upon adopting SFAS 123(R), an estimate of future forfeitures is incorporated into the determination of compensation cost for restricted stock grants and stock options. The effect of this estimate of future forfeitures is the reversal of previously recorded compensation expense on restricted stock grants that were not vested at January 1, 2006 and are now expected to be forfeited. For the nine months ended September 30, 2006, the cumulative effect of adopting SFAS 123(R) was an increase in loss from operations of $0.05 million, an increase in loss from continuing operations of $0.05 million, a decrease in net loss of $0.2 million and an increase of $0.01 in both basic and diluted earnings per share.

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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE-BASED COMPENSATION, CONTINUED;

     The modified prospective method of SFAS 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three and nine month periods ended September 30, 2005 was as follows (amounts in thousands except for per share data):

                                                                      THREE MONTHS   NINE MONTHS
                                                                      ------------   -----------
Net loss, as reported                                                   $(3,725)       $(3,788)
Stock based compensation expense included in net income as reported     $   447        $ 1,518
Stock-based compensation expense under fair value method                   (461)        (1,561)
                                                                        -------        -------
Pro forma net loss                                                      $(3,739)       $(3,831)
                                                                        =======        =======
Earnings (loss) per share (Basic and Diluted), as reported              $ (0.21)       $ (0.21)
                                                                        =======        =======
Earnings (loss) per share (Basic and Diluted), pro forma                $ (0.21)       $ (0.22)
                                                                        =======        =======

     Total compensation cost recorded for share-based compensation was $0.5 million and $0.4 million for the three months ended September 30, 2006 and 2005, respectively. Total compensation cost recorded for share-based compensation for the nine months ended September 30, 2006 and 2005 was $2.8 million and $1.5 million, respectively. Included in the compensation cost for the nine months ended September 30, 2006 was $0.04 million related to stock options that were granted prior to the adoption of SFAS 123(R), which are being recognized over the remaining vesting period.

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

     RESTRICTED STOCK

     The Company's primary share-based compensation is restricted stock. The following table summarizes the Company's restricted stock activity for the nine months ended September 30, 2006:

                                                                    WEIGHTED
                                                      NUMBER     AVERAGE GRANT
                                                    OF SHARES   DATE FAIR VALUE
                                                    ---------   ---------------
Nonvested restricted shares at January 1, 2006       417,275         $34.91
Granted                                                   --
Vested                                               (65,657)        $34.44
Forfeited                                                 --
                                                     -------
Nonvested restricted shares at September 30, 2006    351,618         $35.00
                                                     =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE-BASED COMPENSATION, CONTINUED;

     The remaining compensation expense to be recognized associated with the 351,618 restricted shares outstanding at September 30, 2006 is approximately $7.2 million. That expense is expected to be recognized $0.3 million in the remainder of 2006, $1.7 million in 2007, $1.3 million in 2008, $2.3 million in 2009 and $1.6 million thereafter. For the nine months ended September 30, 2006, the Company recognized $1.8 million of compensation expense related to its outstanding restricted stock. Recipients receive dividend payments on the shares of restricted stock. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $2.3 million and $1.7 million, respectively.

     PERFORMANCE-BASED RESTRICTED STOCK

     The Company has 93,750 performance-based restricted shares with aggregate fair value of $3.3 million which may vest on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company's per share funds from operations ("FFO") as determined by comparing the per share FFO for the year ended December 31, 2009 with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% in order for the recipients to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to performance-based restricted shares based on an estimate of the number of restricted shares that will ultimately vest. For the nine months ended September 30, 2006, compensation expense of $0.5 million was recognized for the performance-based restricted shares based on an estimated vesting of 46.67% of the shares on March 1, 2010.

     OPTIONS

     At September 30, 2006, the Company had 506,155 options outstanding and exercisable under the Plan. For the nine months ended September 30, 2006, the Company recognized $0.03 million of compensation expense related to its outstanding options. No awards were granted in 2006 or 2005. The Black-Scholes option pricing model was used to value options until 2004 at which time the Company changed to the use of the Binomial option pricing model. The Company issues new shares at the time of share option exercise (or share unit conversion). The following table summarizes the Company's option activity for the first nine months of 2006:

                                                        NUMBER     WEIGHTED AVERAGE    WEIGHTED AVERAGE      AGGREGATE
                                                          OF        EXERCISE PRICE     CONTRACTUAL TERM   INTRINSIC VALUE
                                                        SHARES    (PER COMMON SHARE)      (IN YEARS)         (IN 000'S)
                                                       --------   ------------------   ----------------   ---------------
Options outstanding  at January 1, 2006                 614,839         $29.73
Granted                                                      --
Exercised                                              (102,581)        $28.35
Forfeited                                                (6,103)        $33.50
                                                       --------
Options outstanding at September 30, 2006               506,155         $29.96               2.2               $1,288
                                                       ========
Options vested and exercisable at September 30, 2006    506,155         $29.96               2.2               $1,288
                                                       ========

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE BASED COMPENSATION, CONTINUED;

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.2 million. For options exercised during the first nine months of 2005, the aggregate intrinsic value was $0.02 million.

     PHANTOM AWARDS

     At September 30, 2006, the Company had 22,500 unvested phantom liability awards with an aggregate fair value of $0.7 million. The phantom awards pay cash bonuses per share equal to the amount of dividend paid per share of common stock. The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom liability awards is $0.6 million. For the nine months ended September 30, 2006, the Company recognized $0.1 million of compensation expense related to these phantom awards. Awards of 13,000 shares were granted and no shares were vested, exercised or forfeited during the nine months of 2006. The awards are remeasured at each reporting date.

     At September 30, 2006, the Company had 18,750 unvested phantom performance-based liability awards with an aggregate fair value of $0.6 million. The phantom performance-based awards pay cash bonuses per vested share equal to the average of the highest and lowest selling price on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company's per share funds from operations ("FFO") as determined by comparing the per share FFO for the year ended December 31, 2009 with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% in order for the recipients to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to phantom performance-based liability awards based on an estimate of the number of phantom performance-based shares that will ultimately vest. For the nine months ended September 30, 2006, compensation expense of $0.1 million was recognized for the phantom performance-based liability awards based on an estimated vesting of 46.67% of the award on March 1, 2010.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SHARE BASED COMPENSATION, CONTINUED;

     DIRECTOR OPTION AWARDS

     The Company also has a 2004 Non-Employee Director Option Plan ("Director Plan") which authorizes the issuance of up to 100,000 options to non-employee directors. At September 30, 2006, the Company had 84,000 options awarded under the Director Plan and a predecessor plan. Of these, 15,000 are unvested of which 7,500, 5,000, and 2,500 shares will vest in the second quarter of 2007, 2008 and 2009, respectively. The remaining unrecognized expense related to these options is $0.04 million which will be recognized over the weighted average remaining vesting period of 1.3 years. For the nine months ended September 30, 2006, the Company recognized $0.03 million of compensation expense related to these director options. The fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following assumptions used for the grants for the period indicated:

                                                                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2006     NINE MONTHS
                                                                 ---------------------       ENDED
                                                                 MARCH 2006   MAY 2006   SEPTEMBER 30,
                                                                    AWARD       AWARD         2005
                                                                 ----------   --------   -------------
Estimated fair value per share of options granted during year:     $ 3.59      $ 2.31         N/A

Assumptions:
Annualized dividend yield                                            7.19%       8.20%        N/A
Common stock price volatility                                       17.04%      17.05%        N/A
Risk-free rate of return                                             4.68%       5.05%        N/A
Expected option term (in years)                                       7.5         7.5         N/A

     The following table summarizes the Director option activity for the nine months ended September 30, 2006:

                                                         WEIGHTED AVERAGE    WEIGHTED AVERAGE      AGGREGATE
                                            NUMBER OF     EXERCISE PRICE     CONTRACTUAL TERM   INTRINSIC VALUE
                                              SHARES    (PER COMMON SHARE)      (IN YEARS)         (IN 000'S)
                                            ---------   ------------------   ----------------   ---------------
Options outstanding  at January 1, 2006      71,500           $33.63
Granted                                      15,000           $33.84
Exercised                                    (2,500)          $26.50
Canceled                                         --
                                             ------
Options outstanding at September 30, 2006    84,000           $33.88                4.1               $246
                                             ======
Options vested and expected to vest          84,000           $33.88                4.1               $246
                                             ======
Options exercisable at September 30, 2006    69,000           $33.87                3.1               $202
                                             ======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   RENTAL PROPERTY:

     The following summarizes rental property (amounts in thousands):

                                      (UNAUDITED)
                                     SEPTEMBER 30,   DECEMBER 31,
                                          2006           2005
                                     -------------   ------------
Land                                  $  117,562      $  116,738
Land improvements and buildings        1,172,391       1,156,612
Rental homes and improvements            149,497         117,314
Furniture, fixtures, and equipment        36,877          36,120
Land held for future development          31,082          31,082
Property under development                    --             256
                                      ----------      ----------
                                       1,507,409       1,458,122
Less accumulated depreciation           (336,983)       (296,302)
                                      ----------      ----------
Rental property, net                  $1,170,426      $1,161,820
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

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   NOTES AND OTHER RECEIVABLES:

     The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                      2006           2005
                                                                 -------------   ------------
Mortgage note receivable, with interest payable at a weighted average interest rate of  8.03% and 6.63% at
   September 30, 2006 and December 31, 2005, respectively,
   maturing in August 2008, collateralized by a manufactured
   home community.                                                  $13,532         $13,532
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of
   7.82% and 10 years, respectively, net of allowance for
   losses of  $0.2 million, at September 30, 2006 and
   December 31, 2005.                                                19,175          19,688
Other receivables, net of allowance for losses of $0.3 million
   at September 30, 2006 and December 31, 2005.                       7,908           7,914
                                                                    -------         -------
                                                                    $40,615         $41,134
                                                                    =======         =======

     In the third quarter of 2006, the Company sold a portfolio of installment loans on manufactured homes totaling approximately $4.1 million in a related party transaction to a wholly--owned subsidiary of Origen Financial, Inc. for 100.5 percent of the principal balance for loans that were 89 days or less delinquent and 100 percent of the principal balance for loans that were 90 days or more delinquent. The Company recognized a gain on the sale of these notes of $0.02 million.

     Officer's notes, presented as a reduction to stockholders' equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three equal installments on each of December 2008, 2009 and 2010. The following table sets forth certain information regarding officer's notes as of September 30, 2006 (in thousands except for shares and units):

                                                         SECURED BY
                              OUTSTANDING      ------------------------------
    PROMISSORY NOTES       PRINCIPAL BALANCE   COMMON STOCK   COMMON OP UNITS
    ----------------       -----------------   ------------   ---------------
Secured - $1.3 million           $1,059            65,158              --
Secured - $6.6 million            5,379           144,680         104,085
Secured - $1.0 million              833            77,025              --
Unsecured - $1.0 million            833                --              --
Unsecured - $1.3 million          1,059                --              --
                                 ------           -------         -------
                                 $9,163           286,863         104,085
                                 ======           =======         =======

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   NOTES AND OTHER RECEIVABLES, CONTINUED:

     The officer's personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

     The reduction in the aggregate principal balance of these notes was $0.3 million for the nine months ended September 30, 2006 and 2005. During an internal review, it was determined that an officer was subject to an increased interest rate due to technical default. The amount has been paid.

5.   INVESTMENT IN AFFILIATE:

     Origen Financial, Inc. ("Origen") is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 20% of Origen at September 30, 2006 and its investment is accounted for using the equity method of accounting. Equity earnings recorded through September 30, 2006 reflect the Company's estimate of its portion of the anticipated earnings of Origen for the periods ending September 30, 2006 and the Company's adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

6.   DEBT:

     The following table sets forth certain information regarding debt (amounts in thousands):

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                2006           2005
                                                                           -------------   ------------
Collateralized term loan, 7.01%, due September 9, 2007                       $   39,476     $   40,079
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016             493,845        494,511
Collateralized term loans - FNMA, of which $77.4M is variable, due
   May 1, 2014 and January 1, 2015 at the Company's option, interest at
   4.51 - 5.3% at September 30, 2006 and 4.51 - 5.2% at
   December 31, 2005.                                                           386,021        387,624
Preferred OP units, redeemable at various dates through
   January 2, 2014, average interest at 6.9% at September 30, 2006 and
   December 31, 2005.                                                            53,947         62,123
Mortgage notes, other                                                            99,330         65,831
                                                                             ----------     ----------
                                                                             $1,072,619     $1,050,168
                                                                             ==========     ==========

     The collateralized term loans totaling $919.3 million at September 30, 2006 are secured by 94 properties comprising approximately 34,175 sites representing approximately $655.1 million of net book value. The mortgage notes totaling $99.3 million at September 30, 2006 are collateralized by 15 communities comprising approximately 4,611 sites representing approximately $157.2 million of net book value.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   DEBT, CONTINUED:

     The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75%. The outstanding balance on the line of credit at September 30, 2006 was $90.5 million. In addition, $3.4 million of availability was used to back standby letters of credit leaving a maximum of $21.1 million available to be drawn under the facility.

     In March of 2006, the Company closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company's portfolio of rental homes. At September 30, 2006 the outstanding balance on the floorplan was $0.1 million.

     In May of 2006, the Company redeemed $8.2 million of Preferred OP units.

     During the quarter the Company completed financings totaling $48 million. The 10 year notes have interest only payments at a rate of 6.159 percent and are secured by three communities. The proceeds from the financings were used to repay approximately $12 million of mortgage notes and pay down $36 million of the company's lines of credit.

     Also during the quarter, the Company notified the lender of its intention to defease a $39.5 million loan cross collateralized by seven properties. One of the properties will be refinanced and the Company has entered into rate lock agreements at a blended rate of 5.796 percent on principal of $52.0 million. The Company paid a rate lock deposit of $520,000. The transaction is anticipated to close by mid- November.

     At September 30, 2006, the total of maturities and amortization of debt during the next five years, prior to the anticipated transaction described above, are approximately as follows: 2007 -- $76.3 million; 2008 - $15.9 million; 2009 - $25.7 million, 2010 - $21.6 million; 2011 - $121.3 million and $811.8 million thereafter.

     The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At September 30, 2006 and 2005, all covenants were met.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OTHER INCOME (LOSS):

     The components of other income (loss) are as follows for the periods ended September 30, 2006 and 2005 (in thousands):

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------   -----------------
                                           2006    2005         2006    2005
                                          -----   -----        -----   -----
Brokerage commissions                     $ 212   $ 254        $ 881   $ 777
Disposal of assets                         (774)   (365)        (682)   (727)
Unsuccessful acquisition expenditures        (2)     (5)         (20)   (360)
Lawsuit settlement                          (17)     --          399      --
Other                                       (63)    (79)         238    (101)
                                          -----   -----        -----   -----
                                          $(644)  $(195)       $ 816   $(411)
                                          =====   =====        =====   =====

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS):

     The consolidated operations of the Company can be segmented into manufactured home sales and property operations segments. Following is a presentation of selected financial information:

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2006      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                                 ----------------------------------------   ----------------------------------------
                                                              MANUFACTURED                               MANUFACTURED
                                                  PROPERTY     HOME SALES                    PROPERTY     HOME SALES
                                                 OPERATIONS    AND RENTALS   CONSOLIDATED   OPERATIONS    AND RENTALS   CONSOLIDATED
                                                 ----------   ------------   ------------   ----------   ------------   ------------
Revenues                                         $ 45,680(2)    $ 8,748        $ 54,428     $139,340(2)    $ 26,437       $165,777
Operating expenses/Cost of sales                   16,380         6,714          23,094       47,276         20,095         67,371
                                                 --------       -------        --------     --------       --------       --------
      Net operating income (1)/Gross profit        29,300         2,034          31,334       92,064          6,342         98,406
Adjustments to arrive at net income (loss):
   Other revenues                                     549            35             584        3,426            590          4,016
   General and administrative                      (3,426)       (1,561)         (4,987)     (12,825)        (4,727)       (17,552)
   Depreciation and amortization                  (11,234)       (3,838)        (15,072)     (34,034)       (10,801)       (44,835)
   Interest expense                               (16,446)         (112)        (16,558)     (48,287)          (321)       (48,608)
   Equity income from affiliate                       300            --             300          967             --            967
   Loss allocated to minority interest                510            --             510          851             --            851
                                                 --------       -------        --------     --------       --------       --------
      Income (loss) from continuing operations   $   (447)      $(3,442)       $ (3,889)    $  2,162       $ (8,917)      $ (6,755)
      Cumulative effect of change in
         accounting pronciple                          --            --              --          289             --            289
                                                 --------       -------        --------     --------       --------       --------
         Net income (loss)                       $   (447)      $(3,442)       $ (3,889)    $  2,451       $ (8,917)      $ (6,466)
                                                 ========       =======        ========     ========       ========       ========

                                                   THREE MONTHS ENDED SEPTEMBER 30, 2005      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                 ----------------------------------------   ----------------------------------------
                                                              MANUFACTURED                               MANUFACTURED
                                                  PROPERTY     HOME SALES                    PROPERTY     HOME SALES
                                                 OPERATIONS    AND RENTALS   CONSOLIDATED   OPERATIONS    AND RENTALS   CONSOLIDATED
                                                 ----------   ------------   ------------   ----------   ------------   ------------
Revenues                                         $ 44,022(2)    $ 8,557        $ 52,579     $133,416(2)    $20,317        $153,733
Operating expenses/Cost of sales                   15,523         6,673          22,196       45,539        15,626          61,165
                                                 --------       -------        --------     --------       -------        --------
      Net operating income (1)/Gross profit        28,499         1,884          30,383       87,877         4,691          92,568
Adjustments to arrive at net income (loss):
   Other revenues                                     524           180             704        2,493         1,277           3,770
   General and administrative                      (3,630)       (1,826)         (5,456)     (10,735)       (4,875)        (15,610)
   Depreciation and amortization                  (10,903)       (2,622)        (13,525)     (33,330)       (6,681)        (40,011)
   Interest expense                               (15,100)          (79)        (15,179)     (44,255)         (244)        (44,499)
   Florida storm damage recovery                       --            --              --          555            --             555
   Equity loss from affiliate                      (1,147)           --          (1,147)      (1,042)           --          (1,042)
   (Income) loss allocated to minority
      interest                                        495            --             495         (343)           --            (343)
                                                 --------       -------        --------     --------       -------        --------
      Income (loss) from continuing operations   $ (1,262)      $(2,463)       $ (3,725)    $  1,220       $(5,832)       $ (4,612)
      Income from discontinued operations              --            --              --          818             6             824
                                                 --------       -------        --------     --------       -------        --------
         Net income (loss)                       $ (1,262)      $(2,463)       $ (3,725)    $  2,038       $(5,826)       $ (3,788)
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

(2) Seasonal recreational vehicle revenue is included in Property Operations revenues and is approximately $5.0 million annually. This seasonal revenue is recognized approximately 60% in the first quarter, 5% in both the second and third quarters and 30% in the fourth quarter of each fiscal year.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   SEGMENT REPORTING (AMOUNTS IN THOUSANDS), CONTINUED:

                                                         SEPTEMBER 30, 2006                          DECEMBER 31, 2005
                                              ----------------------------------------   ----------------------------------------
                                                           MANUFACTURED                               MANUFACTURED
                                               PROPERTY     HOME SALES                    PROPERTY     HOME SALES
SELECTED BALANCE SHEET DATA                   OPERATIONS    AND RENTALS   CONSOLIDATED   OPERATIONS    AND RENTALS   CONSOLIDATED
                                              ----------   ------------   ------------   ----------   ------------   ------------
Identifiable assets:
   Investment in rental property, net         $1,039,009     $131,417      $1,170,426    $1,052,603     $109,217      $1,161,820
   Cash and cash equivalents                       4,362         (315)          4,047         6,125         (245)          5,880
   Inventory of manufactured homes                    --       13,065          13,065            --       17,105          17,105
   Investments in and advances to affiliate       47,019           --          47,019        46,352           --          46,352
   Notes and other receivables                    38,939        1,676          40,615        34,460        6,674          41,134
   Other assets                                   40,096        1,223          41,319        47,129        1,116          48,245
                                              ----------     --------      ----------    ----------     --------      ----------
      Total assets                            $1,169,425     $147,066      $1,316,491    $1,186,669     $133,867      $1,320,536
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

     The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in other comprehensive income/loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation is reflected as a component of interest expense. The valuation adjustment decreased interest expense by $0.2 million and increased interest expense by $0.4 million for the nine months ended September 30, 2006 and 2005, respectively.

     SFAS No. 133, the "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be carried at fair value on the balance sheet. The fair value of the instruments approximates an asset of $0.5 million and less than $0.01 million as of September 30, 2006 and December 31, 2005, respectively.

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

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long--Lived Assets" effective for financial statements issued for all fiscal years beginning after December 15, 2001, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows sold subsequent to December 31, 2001 are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                               ------------------   -----------------
                                                   2006   2005        2006    2005
                                                   ----   ----        ----   -----
Income from rental property                         $--    $--         $--   $ 407
Revenue from home sales                              --     --          --      96
Ancillary revenues, net and other income             --     --          --       3
Property operating and maintenance expenses          --     --          --    (170)
Cost of home sales                                   --     --          --     (89)
Real estate taxes                                    --     --          --     (24)
Selling, general and administrative expenses         --     --          --      (6)
Depreciation and amortization                        --     --          --     (62)
Interest expense                                     --     --          --     (45)
                                                    ---    ---         ---   -----
   Income from operations                            --     --          --     110
Gain on sale of properties                           --     --          --     828
Income allocated to common OP units                  --     --          --    (114)
                                                    ---    ---         ---   -----
      Income from discontinued operations           $--    $--         $--   $ 824
                                                    ===    ===         ===   =====

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  EARNINGS (LOSS) PER SHARE (IN THOUSANDS):

     For the periods ended September 30, 2006 and 2005:

                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                SEPTEMBER 30,       SEPTEMBER 30,
                                             ------------------   -----------------
                                               2006      2005       2006      2005
                                             -------   -------    -------   -------
Earnings (loss) used for basic and diluted
   earnings (loss) per share:
   Continuing operations                     $(3,889)  $(3,725)   $(6,755)  $(4,612)
                                             =======   =======    =======   =======
   Discontinued operations                   $    --   $    --    $    --   $   824
                                             =======   =======    =======   =======
Weighted average shares used for basic
   earnings (loss)  per share                 17,655    17,746     17,601    17,775
Dilutive securities:
   Stock options and other                        --        --         --        --
                                             -------   -------    -------   -------
Diluted weighted average shares               17,655    17,746     17,601    17,775
                                             =======   =======    =======   =======

     Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three and nine month periods ending September 30, 2006 and 2005 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

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

     As announced on February 27, 2006, the U.S. Securities and Exchange Commission (the "SEC") completed its inquiry regarding the Company's accounting for its SunChamp investment during 2000, 2001 and 2002, and the Company and the SEC entered into an agreed-upon Administrative Order (the "Order"). The Order required that the Company cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations.

     The Order included the following findings by the SEC, entered without admission or denial by the Company: (a) the Company's sales of equity interests in SunChamp to third-party investors in 2000 and 2001 should have been disregarded for purposes of allocating losses and, as a result, the Company should have recognized its proportionate share of SunChamp losses during the applicable periods in accordance with the equity method of accounting; and (b) the SunChamp losses should have been reflected in the period incurred, rather than applying a ninety (90) day lag. As a result of these findings, the SEC concluded that the Company overstated its net income for the years ended December 31, 2000, 2001 and 2002 by approximately $3.7 million, $4.7 million and $2.7 million, respectively.
     In correspondence with the SEC subsequent to the entry of the Order, the SEC has asked the Company to expand its financial statement disclosure to include more specific details relating to the SEC's findings and to disclose the Company's basis for determining that restating its financial statements is not necessary in light of those findings. Those discussions with the SEC are ongoing.

     The Company has considered the effect of the SEC's findings in the Order on its financial disclosure and overall disclosure obligations. After review and analysis, the Company has determined not to revise its financial statements because management believes that the impact of the findings is not material, either quantitatively or qualitatively, to the Company's financial statements as a whole.

                              SUN COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

     On February 27, 2006, the SEC filed a civil action against the Company's Chief Executive Officer, Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC's findings set forth in the Order. This action is still in a preliminary stage in which answers have been filed but discovery has not yet commenced. The Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

13.  SUBSEQUENT EVENTS:

     Subsequent to quarter end, the Company entered into two rate lock agreements related to a financing that will be collateralized by two communities. The Company paid a rate lock deposit of $195,000 to lock the interest rate of 5.83 percent on $19.5 million in principal and a rate lock deposit of $160,000 to lock the interest rate of 5.86 percent on $16 million in principal for a period of 85 days.

     Also subsequent to quarter end, the Company repaid $4.6 million of debt that was collateralized by one community.

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

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company's significant accounting policies are described fully in the Company's 2005 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the nine months ended September 30, 2006, there have been no material changes to the Company's significant accounting policies that impacted the Company's financial condition or results of operations except for the adoption of Financial Accounting Standards Board ("FASB") Statement No. 123 (revised December 2004), Share-Based Payment ("SFAS 123(R)").

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

The Company uses an expected stock-price volatility assumption that is based on historical implied volatilities of the underlying stock which is obtained from public data sources. With regard to the weighted-average option life assumption, the Company considers the exercise behavior of past grants and models the pattern of aggregate exercises. Patterns are determined on specific criteria of the aggregate pool of optionees. The Company uses the resources of an outside consultant for valuing its options. Two awards of 7,500 options each were made to the Company's non-employee directors during the nine months ended September 30, 2006.

Performance-based awards vest based upon the achievement of certain performance conditions and the Company makes its best estimate as to the ultimate achievement of such performance conditions.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 and 2005

For the three months ended September 30, 2006, loss from operations before minority interest increased by $0.2 million from $(4.2) million to $(4.4) million, when compared to the three months ended September 30, 2005. The increased loss was due to increased expenses of $3.3 million, offset by increased revenues of $1.7 million and increased equity income from affiliate of $1.4 million as described in more detail below.

Income from rental property increased by $1.7 million from $44.0 million to $45.7 million, or 3.9 percent, due to acquisitions ($0.3 million) and rent increases and other community revenues ($1.4 million).

Revenues from home sales decreased by $1.2 million from $6.0 million to $4.8 million, or 20.0 percent. The decrease in revenues was due to consumer demand shifting to pre-owned homes. The Company sold 135 manufactured homes during the third quarter of 2006 of which 17 percent were new homes, as compared to 132 sales during the same period in 2005 of which approximately 47 percent were new homes.

Rental home revenue increased by $1.4 million from $2.6 million to $4.0 million. The number of tenants in the Company's rental program increased from 3,438 at September 30, 2005 to 4,659 at September 30, 2006, resulting in additional revenue of approximately $1.1 million. The remainder of the increase resulted from an increase in the average rental rate per home from $634 per month at September 30, 2005 to $678 per month at September 30, 2006.

Ancillary revenues, net decreased by approximately $0.1 million due primarily to an increase in golf course management fees.

Interest income increased by $0.3 million due primarily to an increase in interest on officer's notes as discussed in footnote # 4.

Other income decreased by $0.4 million from a loss of $(0.2) million to a loss of $(0.6) million due primarily to an increase in the loss associated with the disposition of miscellaneous assets.

Property operating and maintenance expenses increased by $0.6 million from $11.7 million to $12.3 million, or 5.1 percent. The increase was due to increases in utility costs ($0.3 million), health insurance costs ($0.3 million) and property insurance cost ($0.1 million), partially offset by decreases in repair and maintenance ($0.1 million).

Real estate taxes increased by $0.2 million due to increases in assessments and tax rates.

Cost of home sales decreased by $1.1 million from $4.8 million to $3.7 million, or 23 percent due to the increase in the number of pre-owned homes sold and decrease in the number of new homes sold. The Company sold 135 manufactured homes during the third quarter of 2006 of which only 17 percent were new homes, as compared to 132 sales during the same period in 2005 of which approximately 47 percent were new homes. Gross profit margins increased from 20.4 percent in 2005 to 21.6 percent in 2006.

Rental home operating and maintenance expense increased by $1.1 million from $1.9 million to $3.0 million, or 57.9 percent due primarily to an increase in the number of tenants in the Company's rental program.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses for rental property decreased by $0.2 million from $3.6 million to $3.4 million, or 5.6 percent, due primarily to a decrease in legal expenses $(0.4 million) partially offset by an increase in consulting expenses ($0.1 million) and an increase in Michigan Single Business Tax expense ($0.1 million).

General and administrative expenses for home sales and rentals decreased by $0.2 million from $1.8 million to $1.6 million, or 11.1 percent. The decrease was due to decreases in payroll and commissions ($0.1 million) and a decrease in other miscellaneous expenses ($0.1 million).

Depreciation and amortization increased by $1.6 million from $13.5 million to $15.1 million, or 11.8 percent, due primarily to an increase in the total rental home portfolio.

Interest expense increased by $1.3 million from $15.2 million to $16.5 million, or 8.6 percent, primarily due to increased debt levels at higher variable rates.

Comparison of the nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, loss from operations before minority interest increased by $3.4 million from a loss of $(4.2) million to a loss of $(7.6) million, when compared to the nine months ended September 30, 2005. The increase was due to increased expenses of $17.6 million, partially offset by increased revenues of $12.2 million and increased equity income from affiliate of $2.0 million as described in more detail below.

Income from rental property increased by $5.9 million from $133.4 million to $139.3 million, or 4.4 percent, due to acquisitions ($1.3 million) and rent increases and other community revenues ($4.6 million).

Revenues from home sales increased by $1.2 million from $14.1 million to $15.3 million, or 8.5 percent. The Company sold 366 manufactured homes during the nine months ended September 30, 2006 as compared to 342 sales during the same period in 2005. The increase in the number of homes sold resulted in additional revenue of approximately $1.0 million. The remainder of the increase resulted from an increase in the average selling price per home.

Rental home revenue increased by $4.9 million from $6.2 million to $11.1 million. The number of tenants in the Company's rental program increased from 3,438 at September 30, 2005 to 4,659 at September 30, 2006, resulting in additional revenue of approximately $3.5 million. The remainder of the increase resulted from an increase in the average rental rate per home from $634 per month at September 30, 2005 to $678 per month at September 30, 2006.

Ancillary revenues, net, decreased by $0.3 million from $0.6 million to $0.3 million due to a non-refundable option payment received in 2005 ($0.2 million) and increased golf course management fees ($0.1 million).

Interest income decreased by $0.7 million from $3.6 million to $2.9 million, or
19.4 percent, due primarily to a decrease in interest earned on the Company's short-term investments and a decrease in the amount of interest earning notes and receivables.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

Other income increased by $1.2 million from a loss of $(0.4) million to income of $0.8 million due to an increase in brokerage commissions ($0.1 million), a decrease in unsuccessful acquisition expenses ($0.3 million), proceeds from a lawsuit settlement ($0.4 million) and an increase in other miscellaneous operating income ($0.4 million).

Property operating and maintenance expenses increased by $1.3 million from $34.2 million to $35.5 million, or 3.8 percent. The increase was due to acquisitions ($0.4 million), increases in utility costs ($1.2 million) and payroll and health insurance costs ($0.4 million), partially offset by decreases in repair and maintenance ($0.3 million) and other miscellaneous expenses ($0.4 million).

Real estate taxes increased by $0.4 million from $11.4 million to $11.8 million, or 3.5 percent, due to acquisitions ($0.1 million) and increases in assessments and tax rates ($0.3 million).

Cost of home sales increased by $1.2 million from $10.8 million to $12.0 million, or 11.1 percent due primarily to the increase in the number of homes sold. The Company sold 366 manufactured homes during the nine months ended September 30, 2006 as compared to 342 sales during the same period in 2005. The increase in the number of homes sold resulted in additional costs of approximately $0.8 million. The remainder of the increase resulted from an increase in the average cost per home. Gross profit margins decreased from 23.8 percent in 2005 to 22.0 percent in 2006 due to increased sales of pre-owned homes at lower margins partially offset by improved margins on new home sales.

Rental home operating and maintenance expense increased by $3.3 million from $4.8 million to $8.1 million, or 68.7 percent due primarily to an increase in the number of tenants in the Company's rental program.

General and administrative expenses for rental property increased by $2.1 million from $10.7 million to $12.8 million, or 19.6 percent, due to an increase in payroll and benefits ($1.8 million) that includes the accrual of annual performance based bonus incentives and initial recognition of expense related to performance-based restricted and phantom stock awards, and an increase in expenditures related to a review of the Company's strategic alternatives ($0.3 million).

General and administrative expenses for home sales and rentals decreased by $0.2 million from $4.9 million to $4.7 million, or 4.1 percent due primarily to a decrease in miscellaneous operating expenses.

Depreciation and amortization increased by $4.8 million from $40.0 million to $44.8 million, or 12.0 percent, due primarily to an increase in the total rental home portfolio.

Interest expense increased by $4.1 million from $44.5 million to $48.6 million, or 9.2 percent, primarily due to increased debt levels at higher variable rates.

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the nine months ended September 30, 2006 and 2005. The "Same Property" data represents information regarding the operation of communities owned as of January 1, 2005 and September 30, 2006. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The "Total Portfolio" column differs from the "Same Property" column by including financial and statistical information for new development and acquisition communities.

                                                  SAME PROPERTY              TOTAL PORTFOLIO
                                             ----------------------      ----------------------
                                               2006          2005          2006          2005
                                             --------      --------      --------      --------
                                                 (in thousands)              (in thousands)
Income from rental property                  $131,809      $127,283      $139,340      $133,416
                                             --------      --------      --------      --------
Property operating expenses:
   Property operating and maintenance          27,210        26,646        35,448        34,166
   Real estate taxes                           11,531        11,184        11,828        11,373
                                             --------      --------      --------      --------
      Property operating expenses              38,741        37,830        47,276        45,539
                                             --------      --------      --------      --------

Property net operating income (1)            $ 93,068      $ 89,453      $ 92,064      $ 87,877
                                             ========      ========      ========      ========

Number of properties                              133           133           136           135
Developed sites                                46,535        46,485        47,603        47,326
Occupied sites                                 37,940 (2)    38,126 (2)    38,342 (2)    38,318 (2)
Occupancy %                                      83.7%(3)      84.4%(3)      83.6%(3)      84.2%(3)
Weighted average monthly rent per site       $    366 (3)  $    352 (3)   $   365 (3)   $   352 (3)
Sites available for development                 6,322         6,480         6,820         7,080
Sites planned for development in next year          5           112             5           112

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

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, CONTINUED:

On a same property basis, property net operating income increased by $3.6 million from $89.5 million to $93.1 million, or 4.0 percent. Income from rental property increased by $4.5 million from $127.3 million to $131.8 million, or 3.5 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.9 million from $37.8 million to $38.7 million, or 2.4 percent, due primarily to increases in real estate taxes and utilities costs.

RENTAL PROGRAM

     The following tables reflect additional information regarding the Company's rental program for the periods ended and as of September 30, 2006 and 2005:

                                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                    ------------------   -----------------
                                                       2006     2005       2006      2005
                                                      ------   ------    -------   -------
Rental home revenue                                   $3,965   $2,549    $11,107   $ 6,181
Site rent included in Income from rental property      4,957    3,383     13,839     8,482
                                                      ------   ------    -------   -------
      Rental program revenue                           8,922    5,932     24,946    14,663
Expenses
   Payroll and commissions                               503      388      1,525     1,214
   Repairs and refurbishment                           1,324      955      3,315     2,105
   Taxes and insurance                                   642      176      1,860       724
   Other                                                 496      370      1,443       811
                                                      ------   ------    -------   -------
      Rental program operating and maintenance         2,965    1,889      8,143     4,854
                                                      ------   ------    -------   -------
Net operating income (1)                              $5,957   $4,043    $16,803   $ 9,809
                                                      ======   ======    =======   =======

(1)  See Note (1) following Same Property Information

OCCUPIED RENTAL HOMES INFORMATION (IN THOUSANDS EXCEPT FOR *):

                                               2006       2005
                                             --------   -------
Number of occupied rentals, end of period*      4,659     3,438
Cost of occupied rental homes                $138,053   $97,827
Weighted average monthly rental rate*        $    678   $   634

Net operating income from the rental program increased $1.9 million from $4.0 million to $5.9 million in the third quarter of 2006 as a result of a $3.0 million increase in revenue offset by a $1.1 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company has invested approximately $2.4 million in its development communities for the nine months ended September 30, 2006 consisting primarily of costs necessary to complete home site improvements such as driveways, sidewalks, piers, pads and runners and anticipates investing an additional $0.5 - $1.0 million for such costs during the remainder of 2006. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its lines of credit.

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

The Company has also invested approximately $32.2 million during the nine months ended September 30, 2006 in homes primarily intended for its rental program. Expenditures for the remainder of 2006 will be dependent upon the condition of the markets for the purchase of value priced repossessions in our communities and the purchase of new homes for sale to new residents.

Cash and cash equivalents decreased by $1.8 million from $5.9 million at December 31, 2005 to $4.1 million at September 30, 2006. Net cash provided by operating activities decreased by $1.3 million to $42.0 million for the nine months ended September 30, 2006 compared to $43.3 million for the nine months ended September 30, 2005.

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

At September 30, 2006, the Company's debt to total market capitalization approximated 64.0 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 6.8 years and a weighted average interest rate of 5.5 percent.

Capital expenditures for the nine months ended September 30, 2006 and 2005 included recurring capital expenditures of $5.2 million and $5.5 million, respectively.

Net cash used in investing activities increased by $26.2 million to $41.8 million for the nine months ended September 30, 2006 compared to $15.6 million for the nine months ended September 30, 2005. This increase was due to a $44.9 million decrease in net proceeds from sale of short-term investments, a $3.9 million decrease in proceeds related to property dispositions and a $8.3 million decrease in notes receivable and officers' notes, net, offset by decreased investment in rental property of $26.7 million and a $4.2 million increase in proceeds from sale of installment loans on manufactured homes to Origen.

Net cash used in financing activities decreased by $74.0 million to $2.0 million for the nine months ended September 30, 2006 compared to $76.0 million used in financing activities for the nine months ended September 30, 2005. This decrease was primarily due to a $41.8 million decrease in payments to retire preferred operating partnership units, a $42.1 million increase in proceeds from notes payable and other debt, a $13.9 million reduction in funds used to purchase Company stock, a $11.4 million reduction in payments made to redeem notes payable and other debt, a $1.0 million decrease in payments to redeem common stock and OP units and a $2.0 million increase in proceeds from option exercises, offset by a decrease of $35.9 million in borrowings on lines of credit, an increase in distributions of $1.6 million and an increase in payments for deferred financing costs of $0.7 million.

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

The following table reconciles net income to FFO and calculates both basic and diluted FFO per share for the periods ended September 30, 2006 and 2005 (in thousands):

                              SUN COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, CONTINUED:

                              SUN COMMUNITIES, INC.
               RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE/OP UNIT AMOUNTS) (UNAUDITED)

                                                             THREE MONTHS
                                                                ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                          -----------------   -----------------
                                                            2006      2005      2006      2005
                                                          -------   -------   -------   -------
Net loss                                                  $(3,889)  $(3,725)  $(6,466)  $(3,788)
Adjustments:
   Depreciation and amortization                           15,570    14,166    46,160    41,930
   Valuation adjustment(1)                                   (187)      194      (166)      400
   (Gain) loss on disposition of assets, net                  774       365       844      (101)
   Loss allocated to minority interest                       (510)     (495)     (851)     (504)
                                                          -------   -------   -------   -------
Funds from operations (FFO)                               $11,758   $10,505   $39,521   $37,937
                                                          =======   =======   =======   =======
FFO - Continuing Operations                               $11,758   $10,505   $39,521   $37,765
                                                          =======   =======   =======   =======
FFO - Discontinued Operations                             $    --   $    --   $    --   $   172
                                                          =======   =======   =======   =======
Weighted average common shares/OP Units outstanding:
   Basic                                                   19,974    20,103    19,923    20,205
                                                          =======   =======   =======   =======
   Diluted                                                 20,150    20,242    20,102    20,357
                                                          =======   =======   =======   =======
Continuing Operations:
FFO per weighted average common share/OP Unit - Basic     $  0.59   $  0.52   $  1.99   $  1.87
                                                          =======   =======   =======   =======
FFO per weighted average common share/OP Unit - Diluted   $  0.59   $  0.52   $  1.97   $  1.86
                                                          =======   =======   =======   =======
Discontinued Operations:
FFO per weighted average common share/OP Unit - Basic     $    --   $    --   $    --   $  0.01
                                                          =======   =======   =======   =======
FFO per weighted average common share/OP Unit - Diluted   $    --   $    --   $    --   $  0.01
                                                          =======   =======   =======   =======
Total Operations:
FFO per weighted average common share/OP Unit - Basic     $  0.59   $  0.52   $  1.99   $  1.88
                                                          =======   =======   =======   =======
FFO per weighted average common share/OP Unit - Diluted   $  0.59   $  0.52   $  1.97   $  1.87
                                                          =======   =======   =======   =======

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

The Company's variable rate debt totals $188.3 million and $146.7 million as of September 30, 2006 and 2005, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the nine months ended September 30, 2006 and 2005, the Company believes its interest expense would have increased or decreased by approximately $1.9 million and $1.2 million based on the $193.9 million and $121.1 million average balance outstanding under the Company's variable rate debt facilities for the nine months ended September 30, 2006 and 2005, respectively.

Additionally, the Company had $13.5 million LIBOR based variable rate mortgage and other notes receivables as of September 30, 2006 and 2005. If LIBOR increased or decreased by 1.0 percent during the nine months ended September 30, 2006 and 2005, the Company believes interest income would have increased or decreased by approximately $0.1 million and $0.1 million based on the $13.5 million and $14.3 million average balance outstanding on all variable rate notes receivable for the nine months ended September 30, 2006 and 2005, respectively.

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

     (b) There have been no changes in the Company's internal control over financial reporting during the quarterly period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                              SUN COMMUNITIES, INC.

PART II

ITEM 6. -- EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     See the attached Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2006

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