Form 10-K
period 2006-12-31
SUN COMMUNITIES INC
filed 2007-03-15
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-12616

SUN COMMUNITIES, INC.

(Exact name of registrant as specified in its charter)

State of Maryland State of Incorporation	38-2730780 I.R.S. Employer I.D. No.

27777 Franklin Road

Suite 200

Southfield, Michigan 48034

(248) 208-2500

(Address of principal executive offices and telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: Common Stock, Par Value $.01 per Share	Name of each exchange on which registered: New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ___ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[	] No [ X ]

As of June 30, 2006, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $520,000,000 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2006). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

As of March 1, 2007, there were 18,280,382 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

Safe Harbor Statement

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company’s expectations of future events.

PART I

ITEM 1.	BUSINESS

General

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, develop and finance manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2006, we owned and operated a portfolio of 136 properties located in eighteen states (the “Properties” or “Property”), including 124 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2006, the Properties contained an aggregate of 47,606 developed sites comprised of 42,247 developed manufactured home sites and 5,359 recreational vehicle sites and an additional 6,813 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation (“SHS”), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 643 people as of December 31, 2006.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

Recent Developments

Mortgage Note Receivable. On March 1, 2007, a $13.5 million mortgage note receivable was repaid by the borrower.

Debt. On January 4, 2007, a financing transaction of $17.5 million was completed. This loan is secured by a Property and has interest only payments at a rate of 5.842 percent for a term of 10 years. On January 5, 2007, a financing transaction of $20.0 million was completed. This loan is secured by a Property and has interest only payments at a rate of 5.825 percent for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit.

Acquisitions. During 2006, the Company acquired a manufactured home community located in Oakland County, Michigan with occupancy of approximately 95 percent for a total purchase price of $7.8 million. The transaction included the assumption of $4.5 million of debt.

Structure of the Company

Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”), is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the “Subsidiaries”). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers’ tax consequences. We are the sole general partner of, and, as of December 31, 2006, held approximately 88.8% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties.

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

Property Management

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 643 Company employees, approximately 556 are located on-site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by Brian W. Fannon, Chief Operating Officer, who has 37 years of property management experience, three Senior Vice Presidents of Operations and thirteen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has an on-site maintenance personnel and management support staff. We hold periodic training sessions for all property management personnel to ensure that management policies are implemented effectively and professionally.

Home Sales and Leasing

SHS offers manufactured home sales services to tenants and prospective tenants of our Properties. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. In recent years SHS also began leasing homes to prospective tenants. At December 31, 2006, SHS had 4,576 occupied leased homes in its portfolio. Homes for this rental program are purchased at discounted rates from finance companies that hold repossessed homes within the Company’s communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the rental program are, in general, one year leases. This program requires intense management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. The Company has added Repair and Service Supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in the Company’s communities. The growth of the leasing program has slowed as new repossessions appear to have peaked. Additional reductions in the leasing program may occur as rental homes are sold. To date our revenues from the sale of rental homes has exceeded their original cost in the aggregate.

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

Corporate Governance

We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the New York Stock Exchange corporate governance listing standards:

•

Our Board of Directors determined that each member of the Audit Committee (Clunet R. Lewis, Robert H. Naftaly and Ted J. Simon), qualify as “audit committee financial experts” as such term is defined under Item 401 of Regulation S-K. Mr. Lewis, Mr. Naftaly and Mr. Simon are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

•

Our Audit Committee adopted our Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which permissible services to be performed by our independent public accountants may be pre-approved.

•

Our Board of Directors adopted a Financial Code of Ethics for Senior Financial Officers, which governs the conduct of our senior financial officers. A copy of this code is available on our website at www.suncommunities.com under the heading “Investor Relations”, “Officers and Directors” and subheading “Governance Documents” and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

•

Our Board of Directors established and adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent directors. A copy of each of these charters is available on our website at www.suncommunities.com under the heading “Investor Relations”, “Officers and Directors” and subheading “Governance Documents” and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

•

Our Board of Directors adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by our directors, officers and employees. A copy of this code is available on our website at www.suncommunities.com under the heading “Investor Relations”, “Officers and Directors” and subheading “Governance Documents” and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

•

Our Board of Directors adopted Corporate Governance Guidelines, a copy of which is available on our website at www.suncommunities.com under the heading “Investor Relations”, “Officers and Directors” and subheading “Governance Documents” and is also available in print to any stockholder upon written request addressed to Investor Relations, Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, Michigan 48034.

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

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2006 from properties located in Michigan, Florida, and Indiana. As of December 31, 2006, 47 of our 136 Properties, or approximately 30% of developed sites, are located in Michigan, 19 Properties, or approximately 21% of developed sites, are located in Florida, and 18 Properties, or approximately 14% of developed sites, are located in Indiana. As a result of the geographic concentration of our Properties in Michigan, Florida, and Indiana, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets.

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings and industry slowdowns;

•	local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of the Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available manufactured housing sites and alternative forms of housing (such as apartment buildings and site-built single-family homes);

•	our ability to provide adequate management, maintenance and insurance;

•	increased operating costs, including insurance premiums, real estate taxes and utilities; or

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

SHS is in the manufactured home market offering manufactured home sales and leasing services to tenants and prospective tenants of our communities. The market for the sale and lease of manufactured homes may be adversely affected by the following factors:

•	downturns in economic conditions which adversely impact the housing market;

•	an oversupply of, or a reduced demand for, manufactured homes;

•	the difficulty facing potential purchasers in obtaining affordable financing as a result of heightened lending criteria; and

•	an increase or decrease in the rate of manufactured home repossessions which provide aggressively priced competition to new manufactured home sales.

Any of the above listed factors could adversely impact our rate of manufactured home sales and leases, which would result in a decrease in profitability.

Increases in taxes and regulatory compliance costs may reduce our revenue.

Costs resulting from changes in real estate laws, income taxes, service or other taxes, generally are not passed through to tenants under leases and may adversely affect our funds from operations and our ability to pay or refinance our debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

We may not be able to integrate or finance our development activities.

From time to time, we engage in the construction and development of new communities, and may continue to engage in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established manufactured housing communities:

•	we may not be able to obtain financing with favorable terms for community development which may make us unable to proceed with the development;

•

we may be unable to obtain, or face delays in obtaining, necessary zoning, building and other governmental permits and authorizations, which could result in increased costs and delays, and even require us to abandon development of the community entirely if we are unable to obtain such permits or authorizations;

•	we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;

•	we may be unable to complete construction and lease-up of a community on schedule resulting in increased debt service expense and construction costs;

•

we may incur construction and development costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;

•	we may be unable to secure long-term financing on completion of development resulting in increased debt service and lower profitability; and

•	occupancy rates and rents at a newly developed community may fluctuate depending on several factors, including market and economic conditions, which may result in the community not being profitable.

If any of the above occurred, our business and results of operations could be adversely affected.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

We acquire and intend to continue to acquire manufactured housing communities on a select basis. Our acquisition activities and their success are subject to the following risks:

•

we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including both publicly traded real estate investment trusts and institutional investment funds;

•

even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction, which may not be satisfied;

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•	we may be unable to finance acquisitions on favorable terms;

•	acquired properties may fail to perform as expected;

•

acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property, to borrow using such property as collateral or to develop such property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos-containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

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

We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. As a result of market conditions in the insurance industry, we carry a $250,000 deductible on our liability insurance. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss would adversely affect our ability to repay our debt.

Financing and Investment Risks

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt. As of December 31, 2006, we had approximately $1.2 billion of total debt outstanding, consisting of approximately $1.0 billion in debt that is collateralized by mortgage liens on 102 of the Properties (the “Mortgage Debt”), and approximately $140.3 million in unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:

•

our cash flow may be insufficient to meet required payments of principal and interest, or require us to dedicate a substantial portion of our cash flow to pay our debt and the interest associated with our debt rather than to other areas of our business;

•	our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;

•	it may be more difficult for us to obtain additional financing in the future for our operations, working capital requirements, capital expenditures, debt service or other general requirements;

•	we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business; and

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt.

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

In October 2003, Origen Financial, LLC completed a $150 million recapitalization. In this transaction, we purchased 5,000,000 shares of common stock (representing approximately 20% of the issued and outstanding shares of common stock as of December 31, 2006) of Origen Financial, Inc. (“Origen”) for $50 million. Origen is a publicly traded real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. Our equity investment in Origen is subject to all of the risks associated with Origen’s business, including the risks associated with the manufactured housing finance industry. The failure of Origen to achieve its development and operating goals could have a material adverse effect on the value of our investment in Origen. At December 31, 2006, the Company determined that an impairment to its investment in Origen had occurred and recorded an $18.0 million adjustment to the carrying value of this investment. Additional information is included in Footnote 1.g. to our consolidated financial statements included herein.

The financial condition and solvency of our borrowers and the market value of our properties may adversely affect our investments in real estate, installment and other loans.

As of December 31, 2006, we had an investment of approximately $13.5 million in a real estate loan to an entity which owns a manufactured home community located in Arizona. The loan was secured by a first lien on the underlying property and was repaid in full on March 1, 2007. Also, as of December 31, 2006, we had outstanding approximately $20.5 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

•	the borrowers may not be able to make debt service payments or pay principal when due;

•	the value of property securing the mortgages and loans may be less than the amounts owed; and

•	interest rates payable on the mortgages and loans may be lower than our cost of funds.

If any of the above occurred, our business and results of operations could be adversely affected.

Tax Risks

We may suffer adverse tax consequences and be unable to attract capital if we fail to qualify as a REIT.

We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Internal Revenue Code (“Code”). Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot assure you that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require the Company continually to monitor its tax status.

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

We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a “publicly traded partnership,” it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that the Operating Partnership would meet this 90% test, but we cannot guarantee that it would. If the Operating Partnership were to be taxed as a corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes, and our ability to raise additional capital could be significantly impaired.

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

Ownership of Origen. In the 2003 recapitalization of Origen Financial, Inc., (“Origen”), the Company purchased 5,000,000 shares of Origen common stock for $50 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (the Company’s Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for $10.25 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.

Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company. The following are the current transactions and agreements involving Origen which may present a conflict of interest for Mr. Shiffman or Mr. Weiss:

•

Origen Servicing Inc., a wholly owned subsidiary of Origen, services approximately $20.6 million of manufactured home loans for the Company as of December 31, 2006, for an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement.

•

Origen has agreed to fund loans that meet the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. During 2006 and 2005, the Company purchased $7.9 million and $7.2 million of these loans, respectively.

•

The Company purchases certain repossessed manufactured houses owned by Origen located in its manufactured housing communities. The Company purchased approximately $1.2 million and $2.1 million of repossessed homes from Origen during 2006 and 2005, respectively. This program allows the Company to retain houses for resale and rent in its communities and allows Origen to enhance recoveries on its repossessed homes.

•

As noted above, Origen services manufactured home loans for the Company under a Loan Servicing Agreement. Certain loans may, from time to time, be sold to Origen. For loans that are made below published rates, the Company will pay Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. During 2004, the Company sold a portfolio of below published rates loans totaling $1.6 million to Origen. No sales of such loans were made in 2005 and 2006. The Company paid interest differential of approximately $0.1 million during 2006, 2005 and 2004. In addition, in the third quarter of 2006, the Company sold a portfolio of installment loans on manufactured homes totaling approximately $4.1 million to a wholly-owned subsidiary of Origen Financial, Inc. for 100.5 percent of the principal balance for loans that were 89 days or less delinquent and 100 percent of the principal balance for loans that were 90 days or more delinquent. The Company recognized a gain on the sale of these notes of $0.02 million.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Therefore, Mr. Shiffman and the Company may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease is for an initial term of five years, beginning May 1, 2003, and we have the right to extend the lease for an additional five year term. The current annual base rent under this lease is at $20.75 per square foot (gross) and increases $0.50 per square foot for each successive year of the initial term. Mr. Shiffman may have a conflict of interest with respect to his obligations as an officer and/or director of the Company and his ownership interest in American Center LLC.

We rely on key management.

We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, Jeffrey P. Jorissen, Brian W. Fannon and Jonathan M. Colman (together, the “Senior Officers”). As disclosed under “Legal Proceedings,” the SEC has initiated civil action against three of our employees, including Messrs. Shiffman and Jorissen, with respect to our accounting of the SunChamp LLC, (“SunChamp”), investment during 2000, 2001 and 2002. The defense of this civil action may divert the time and attention of these employees, be costly to the Company and/or result in the loss of services, or change in duties, of one or more of these employees. The loss of services of one or more of our executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on the Senior Officers.

Certain provisions in our governing documents may make it difficult for a third-party to acquire us.

9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Gary Shiffman, the Milton M. Shiffman Spouse’s Marital Trust and the Estate of Robert B. Bayer.

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

Staggered Board. Our Board of Directors has been divided into three classes of directors. The term of one class will expire each year. Directors for each class will be chosen for a three-year term upon the expiration of such class’s term, and the directors in the other two classes will continue in office. The staggered terms for directors may affect the stockholders’ ability to change control of the Company even if a change in control were in the stockholders’ interest.

Preferred Stock. Our charter authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

Rights Plan. We adopted a stockholders’ rights plan in 1998 that provides our stockholders (other than a stockholder attempting to acquire a 15% or greater interest in the Company) with the right to purchase stock in the Company at a discount in the event any person attempts to acquire a 15% or greater interest in the Company. Because this plan could make it more expensive for a person to acquire a controlling interest in the Company, it could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2006, up to approximately 2,928,000 shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their Common or Convertible Preferred OP Units. These Preferred OP Units are convertible at prices ranging from $45 to $68. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, Water Oak, Ltd., a former owner of one of the Properties, may be issued Common OP Units with a value of approximately $1,000,000 annually through 2007. In 2008 and 2009, Water Oak, Ltd. may be issued Common OP Units with a value of approximately $1,250,000. In addition, as of December 31, 2006, options to purchase 303,047 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan and our Long-Term Incentive Plan (the “Plans”). No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.

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

On July 13, 2006, the Company received a comment letter from the SEC with respect to its Form 10-Q for the quarter ended March 31, 2006. As noted in Item 3, Legal Proceedings, the Company has responded to the comments and has not received any further communication from the SEC on this matter.

ITEM 2.	PROPERTIES

General. As of December 31, 2006, the Properties consisted of 124 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites located in eighteen states concentrated in the midwestern and southeastern United States. As of December 31, 2006, the Properties contained 47,606 developed sites comprised of 42,247 developed manufactured home sites and 5,359 recreational vehicle sites and an additional 6,813 manufactured home sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 136 Properties, 71 have more than 300 developed manufactured home sites, with the largest having 969 developed manufactured home sites.

As of December 31, 2006, the Properties had an occupancy rate of 85 percent in stabilized communities and 66 percent in development communities and the aggregate occupancy rate was 83 percent excluding recreational vehicle sites. Since January 1, 2006, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.3 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 7.7 percent. The average renewal rate for residents in the Company’s rental program was approximately 52 percent for the year ended December 31, 2006.

We believe that our Properties’ high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern and southeastern United States. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following table sets forth certain information relating to the properties owned or financed as of December 31, 2006:

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2006	12/31/06(1)	12/31/05(1)	12/31/04(1)

MIDWEST
Michigan
Academy/West Pointe	441	94%	98%	95%
Canton, MI
Allendale Meadows Mobile Village	352	81%	84%	85%
Allendale, MI
Alpine Meadows Mobile Village	403	87%	94%	91%
Grand Rapids, MI
Bedford Hills Mobile Village	339	79%	85%	86%
Battle Creek, MI
Brentwood Mobile Village	195	95%	92%	94%
Kentwood, MI
Byron Center Mobile Village	143	91%	96%	97%
Byron Center, MI
Candlewick Court	211	87%	89%	88%
Owosso, MI
College Park Estates	230	74%	77%	79%
Canton, MI
Continental Estates	385	49%	54%	63%
Davison, MI
Continental North	474	58%	59%	67%
Davison, MI
Country Acres Mobile Village	182	88%	91%	95%
Cadillac, MI
Country Meadows Mobile Village	577	91%	92%	94%
Flat Rock, MI
Countryside Village	359	81%	89%	92%
Perry, MI
Creekwood Meadows	336	63%	67%	72%
Burton, MI
Cutler Estates Mobile Village	259	83%	91%	92%
Grand Rapids, MI
Davison East	190	63%	67%	73%
Davison, MI
Falcon Pointe(8)	142	19%(8)	19%(8)	22%(8)
East Lansing, MI
Fisherman’s Cove	162	80%	86%	90%
Flint, MI
Grand Mobile Estates	230	79%	85%	80%
Grand Rapids, MI
Hamlin(4)	209	75%(4)	78%(4)	91%(4)
Webberville, MI
Holly Village/Hawaiian Gardens	425	97%	99%	98%
Holly, MI
Hunters Glen(8)	280	43%(8)	46%(8)	44%(8)
Wayland, MI
Kensington Meadows	290	81%	88%	82%
Lansing, MI
Kings Court Mobile Village	639	97%	98%	97%
Traverse City, MI

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2006	12/31/06(1)	12/31/05(1)	12/31/04(1)

Knollwood Estates	161	91%	88%	84%
Allendale, MI
Lafayette Place	254	77%	85%	92%
Metro Detroit, MI
Lakeview	392	91%	91%	91%
Ypsilanti, MI
Lincoln Estates	191	96%	99%	95%
Holland, MI
Meadow Lake Estates	425	88%	91%	92%
White Lake, MI
Meadowbrook Estates	453	93%	93%	94%
Monroe, MI
Presidential Estates Mobile Village	364	85%	87%	89%
Hudsonville, MI
Richmond Place	117	95%	97%	97%
Metro Detroit, MI
River Haven Village	721	66%	68%	70%
Grand Haven, MI
Scio Farms Estates	913	95%	96%	98%
Ann Arbor, MI
Sheffield Estates	227	97%	n/a(3)	n/a(3)
Auburn Hills, MI, MI
Sherman Oaks	366	78%	83%	88%
Jackson, MI
St. Clair Place	100	88%	94%	97%
Metro Detroit, MI
Sunset Ridge(8)	190	82%(8)	75%(8)	64%(8)
Portland Township, MI
Timberline Estates	296	80%	87%	86%
Grand Rapids, MI
Town & Country Mobile Village	192	100%	98%	98%
Traverse City, MI
Village Trails(4)	100	73%(4)	72%(4)	78%(4)
Howard City, MI
White Lake Mobile Home Village	315	96%	97%	95%
White Lake, MI
White Oak Estates	480	78%	81%	80%
Mt. Morris, MI
Windham Hills Estates(4)	402	69%(4)	72%(4)	72%(4)
Jackson, MI
Woodhaven Place	220	94%	96%	96%
Metro Detroit, MI
Michigan Total	14,332	82%	84%	86%

Indiana
Brookside Mobile Home Village	570	67%	73%	73%
Goshen, IN
Carrington Pointe(4)	320	71%(4)	72%(4)	76%(4)
Ft. Wayne, IN

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2006	12/31/06(1)	12/31/05(1)	12/31/04(1)

Clear Water Mobile Village	227	75%	78%	77%
South Bend, IN
Cobus Green Mobile Home Park	386	69%	71%	72%
Elkhart, IN
Deerfield Run(4)	175	61%(4)	67%(4)	68%(4)
Anderson, IN
Four Seasons	218	88%	92%	94%
Elkhart, IN
Holiday Mobile Home Village	326	88%	91%	91%
Elkhart, IN
Liberty Farms	220	97%	97%	97%
Valparaiso, IN
Maplewood	207	88%	79%	83%
Lawrence, IN
Meadows	330	59%	69%	73%
Nappanee, IN
Pebble Creek(8) (9)	258	81%(8)	78%(8)	76%(8)
Greenwood, IN
Pine Hills	129	84%	88%	80%
Middlebury, IN
Roxbury Park	398	88%	92%	93%
Goshen, IN
Timberbrook	567	59%	67%	75%
Bristol, IN
Valley Brook	799	63%	69%	75%
Indianapolis, IN
West Glen Village	552	86%	88%	87%
Indianapolis, IN
Woodlake Estates	338	51%	52%	60%
Ft. Wayne, IN
Woods Edge Mobile Village(4)	598	58%(4)	58%(4)	66%(4)
West Lafayette, IN
Indiana Total	6,618	71%	75%	78%

OTHER
Apple Creek Manufactured Home Community and Self Storage	176	87%	90%	88%
Amelia, OH
Autumn Ridge	413	98%	97%	98%
Ankeny, IA
Bell Crossing(4)	239	54%(4)	47%(4)	44%(4)
Clarksville, TN
Boulder Ridge(8)	527	62%(8)	65%(8)	59%(8)
Pflugerville, TX
Branch Creek Estates	392	97%	96%	94%
Austin, TX
Byrne Hill Village	236	92%	98%	98%
Toledo, OH
Candlelight Village	309	93%	94%	93%
Chicago Heights, IL

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2006	12/31/06(1)	12/31/05(1)	12/31/04(1)

Casa del Valle(1) (7)	116/401	100%	98%	97%
Alamo, TX
Catalina	462	67%	68%	70%
Middletown, OH
Cave Creek(8)	289	67.8%(8)	67.1%(8)	63%(8)
Evans, CO
Chisholm Point Estates	416	84%	84%	86%
Pflugerville, TX
Comal Farms(8) (9)	349	62%(8)	56%(8)	48%(8)
New Braunfels, TX
Countryside Atlanta	271	96%	96%	94%
Lawrenceville, GA
Countryside Gwinnett	331	89%	90%	88%
Buford, GA
Countryside Lake Lanier	548	82%	81%	80%
Buford, GA
Creekside(8) (9)	46	72%(8)	76%(8)	78%(8)
Reidsville, NC
Desert View Village(8)	93	48%(8)	50%(8)	52%(8)
West Wendover, NV
Eagle Crest(8)	318	75%(8)	71%(8)	66%(8)
Firestone, CO
East Fork(8) (9)	215	86%(8)	93%(8)	77%(8)
Batavia, OH
Edwardsville	634	71%	74%	79%
Edwardsville, KS
Forest Meadows	76	93%	93%	83%
Philomath, OR
Glen Laurel(8) (9)	261	36%(8)	31%(8)	26%(8)
Concord, NC
High Pointe	411	97%	94%	90%
Frederica, DE
Kenwood RV and Mobile Home Plaza(1) (7)	37/280	100%	100%	100%
LaFeria, TX
Meadowbrook(8) (9)	177	94%(8)	90%(8)	74%(8)
Charlotte, NC
North Point Estates(8)	108	44%(8)	37%(8)	34%(8)
Pueblo, CO
Oak Crest(8)	335	53%(8)	57%(8)	51%(8)
Austin, TX
Oakwood Village	511	84%	83%	78%
Miamisburg, OH
Orchard Lake	147	97%	97%	97%
Milford, OH
Pecan Branch(8)	69	55%(8)	51%(8)	61%(8)
Georgetown, TX
Pheasant Ridge	553	100%	100%	100%
Lancaster, PA
Pin Oak Parc	502	88%	88%	94%
O’Fallon, MO

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2006	12/31/06(1)	12/31/05(1)	12/31/04(1)

Pine Ridge	245	94%	94%	91%
Petersburg, VA
Pine Trace(8)	420	67%(8)	74%(8)	71%(8)
Houston, TX
River Ranch(8) (9)	121	74%(8)	60%(8)	27%(8)
Austin, TX
River Ridge(8)	337	74%(8)	76%(8)	77%(8)
Austin, TX
Saddle Brook(8)	261	57%(8)	46%(8)	37%(8)
Austin, TX
Sea Air(1) (7)	370/527	100%	100%	97%
Rehoboth Beach, DE
Snow to Sun(1) (7)	180/488	100%	99%	100%
Weslaco, TX
Southfork	477	72%	75%	76%
Belton, MO
Stonebridge(8) (9)	340	76%(8)	74%(8)	61%(8)
San Antonio, TX
Summit Ridge(8) (9)	252	81%(8)	73%(8)	65%(8)
Converse, TX
Sunset Ridge(8) (9)	170	84%(8)	79%(8)	73%(8)
Kyle, TX
Sun Villa Estates	324	100%	100%	99%
Reno, NV
Timber Ridge	585	88%	90%	94%
Ft. Collins, CO
Westbrook Village(6)	344	96%	96%	92%
Toledo, OH
Westbrook Senior Village	112	99%	100%	100%
Toledo, OH
Willowbrook Place	266	95%	97%	96%
Toledo, OH
Woodlake Trails(8) (9)	134	94%(8)	93%(8)	87%(8)
San Antonio, TX
Woodland Park Estates	399	95%	93%	89%
Eugene, OR
Woodside Terrace	439	87%	93%	93%
Holland, OH
Worthington Arms	224	94%	95%	92%
Lewis Center, OH
Other Total	16,560	82%	82%	75%

SOUTHEAST
Florida
Arbor Terrace RV Park	390	n/a(5)	n/a(5)	n/a(5)
Bradenton, FL
Ariana Village Mobile Home Park	208	90%	89%	87%
Lakeland, FL
Buttonwood Bay(1) (7)	407/940	100%	100%	100%
Sebring, FL

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2006	12/31/06(1)	12/31/05(1)	12/31/04(1)

Gold Coaster(1) (7)	388/546	99%	98%	100%
Homestead, FL
Groves RV Resort	287	n/a(5)	n/a(5)	n/a(5)
Ft. Myers, FL
Holly Forest Estates	402	100%	100%	100%
Holly Hill, FL
Indian Creek Park(1) (7)	353/1474	100%	100%	100%
Ft. Myers Beach, FL
Island Lakes	301	100%	100%	100%
Merritt Island, FL
Kings Lake	245	100%	100%	100%
Debary, FL
Lake Juliana Landings	276	95%	91%	87%
Auburndale, FL
Lake San Marino RV Park	411	n/a(5)	n/a(5)	n/a(5)
Naples, FL
Meadowbrook Village	257	100%	99%	100%
Tampa, FL
Orange Tree Village	246	100%	99%	100%
Orange City, FL
Royal Country	864	99%	100%	100%
Miami, FL
Saddle Oak Club	376	100%	100%	100%
Ocala, FL
Siesta Bay RV Park	798	n/a(5)	n/a(5)	n/a(5)
Ft. Myers Beach, FL
Silver Star Mobile Village	407	99%	99%	98%
Orlando, FL
Tampa East(1) (7)	31/699	97%	97%	n/a(2)
Tampa, FL
Water Oak Country Club Estates	969	100%	98%	100%
Lady Lake, FL
Florida Total	10,096	99%	98%	98%

TOTAL/AVERAGE	47,606	83%	84%	84%
TOTAL STABILIZED COMMUNITIES	42,276	85%	87%	87%
TOTAL DEVELOPMENT COMMUNITIES	5,330	66%	64%	58%

(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites. Data presented MH Sites/Total Sites.
(2) Acquired 2005.
(3) Acquired 2006.
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
(9) This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 74.1 percent equity interest as of December 31, 2006.

Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average 3.5 percent of the homes in our communities have been removed by their owners and 7.7 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $3,000 to $8,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately thirteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately twenty nine years. See “Regulations and Insurance.”

ITEM 3.	LEGAL PROCEEDINGS

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case.

As announced on February 27, 2006, the U.S. Securities and Exchange Commission (the “SEC”) completed its inquiry regarding the Company’s accounting for its SunChamp investment during 2000, 2001 and 2002, and the Company and the SEC entered into an agreed-upon Administrative Order (the “Order”). The Order required that the Company cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations.

The Order included the following findings by the SEC, entered without admission or denial by the Company: (a) the Company’s sales of equity interests in SunChamp to third-party investors in 2000 and 2001 should have been disregarded for purposes of allocating losses and, as a result, the Company should have recognized its proportionate share of SunChamp losses during the applicable periods in accordance with the equity method of accounting; and (b) the SunChamp losses should have been reflected in the period incurred, rather than applying a ninety (90) day lag. As a result of these findings, the SEC concluded that the Company overstated its net income for the years ended December 31, 2000, 2001 and 2002 by approximately $3.7 million, $4.7 million and $2.7 million, respectively.

In correspondence with the SEC subsequent to the entry of the Order, the SEC asked the Company to expand its financial statement disclosure to include more specific details relating to the SEC’s findings and to disclose the Company’s basis for determining that restating its financial statements is not necessary in light of those findings. The Company has considered the effect of the SEC’s findings in the Order on its financial disclosure and overall disclosure obligations. After review and analysis, the Company has determined not to revise its financial statements because management believes that the impact of the findings is not material, either quantitatively or qualitatively, to the Company’s financial statements as a whole. The Company included similar disclosure in its Form 10-Q for the quarter ended September 30, 2006, and has not received any further communication from the SEC on this matter.

On February 27, 2006, the SEC filed a civil action against the Company’s Chief Executive Officer, Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order. This action is currently in the discovery stage. The Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 8, 1993, under the symbol “SUI.” On March 1, 2007, the closing sales price of the common stock was $30.27 and the common stock was held by approximately 520 holders of record. The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by the Company with respect to each period.

	High	Low	Distribution
Fiscal Year Ended December 31, 2005
First Quarter of 2005	$39.60	$34.70	$0.61
Second Quarter of 2005	38.20	34.45	0.63
Third Quarter of 2005	38.75	31.27	0.63
Fourth Quarter of 2005	32.83	29.51	0.63

Fiscal Year Ended December 31, 2006
First Quarter of 2006	$36.71	$31.32	$0.63
Second Quarter of 2006	34.31	30.57	0.63
Third Quarter of 2006	33.12	31.01	0.63
Fourth Quarter of 2006	35.34	31.81	0.63

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Common Stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange and an industry index comprised of twenty-nine publicly traded real estate investment trusts, for the five year period ending on December 31, 2006. This line graph assumes a $100 investment on December 31, 2001, a reinvestment of dividends and actual increase of the market value of the Company’s Common Stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	2001	2002	2003	2004	2005	2006
SUN COMMUNITIES, INC.	100.00	104.28	117.53	130.36	109.10	121.38
HEMSCOTT GROUP INDEX	100.00	94.82	119.90	159.09	175.20	242.05
NYSE MARKET INDEX	100.00	81.69	105.82	119.50	129.37	151.57

Recent Sales of Unregistered Securities

On March 31, 2006, the Operating Partnership issued and immediately redeemed 26,761 Common Operating Partnership Units, (“OP Units”), from Water Oak, Ltd. for an aggregate purchase price of $961,540.

In 2006, the Company issued 26,633 shares of its common stock upon conversion of 26,633 partnership units.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated thereunder. No underwriters were used in connection with any of such issuances.

Equity Compensation Plan Information

The following table reflects information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by shareholders	258,201	$32.23	83,000
Equity compensation plans not approved by shareholders (1)	44,846	$32.75	—
TOTAL	303,047		83,000

(1)

On May 29, 1997, the Company established a Long Term Incentive Plan (the “LTIP”) pursuant to which all full-time salaried and full-time commission only employees of the Company, excluding the Company’s officers, were entitled to receive options to purchase shares of the Company’s common stock at $32.75 per share (i.e., the average of the highest and lowest selling prices for the common stock on May 29, 1997), on January 31, 2002. In accordance with the terms of the LTIP, (a) the Company granted the eligible participants options to purchase 167,918 shares of common stock; and (b) each eligible participant received an option to purchase a number of shares of common stock equal to the product of 167,918 and the quotient derived by dividing such participant’s total compensation during the period beginning on January 1, 1997 and ending on December 31, 2001 (the “Award Period”) by the aggregate compensation of all of the eligible participants during the Award Period.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2006 (b)	2005(b)	2004(a,b)	2003(a,b)	2002(a)
	(In thousands except for per share and other data)
OPERATING DATA:
Revenues	$226,894	$210,865	$203,348	$193,503	$159,629
Income (loss) from continuing operations	$(25,257)	$(6,276)	$(40,605)	$13,702	$11,923
Net income (loss)	$(24,968)	$(5,452)	$(40,468)	$23,714	$13,592
Income (loss) from continuing operations per share:
Basic	$(1.44)	$(0.35)	$(2.22)	$0.75	$0.68
Diluted	$(1.44)	$(0.35)	$(2.22)	$0.75	$0.67

Distributions per common share	$2.52	$2.50	$2.44	$2.41	$2.29

BALANCE SHEET DATA:
Investment property, before accumulated depreciation	$1,512,762	$1,458,122	$1,380,553	$1,220,405	$1,174,837
Total assets	$1,289,739	$1,320,536	$1,403,167	$1,221,574	$1,163,976
Total debt	$1,166,850	$1,123,468	$1,078,442	$773,328	$667,373
Stockholders’ equity	$79,197	$143,257	$211,746	$326,610	$319,532

OTHER FINANCIAL DATA:
Income from real property operations (c)	$123,550	$118,721	$111,848	$107,306	$105,671
Income from home sales and home rentals (c)	$8,233	$6,236	$4,615	$6,898	$—
Funds from operations (FFO) (d)	$34,560	$51,313	$(3,295)	$65,525	$69,233
FFO per weighted average Common Share/OP Unit:
Basic	$1.74	$2.54	$(0.16)	$3.16	$3.43
Diluted	$1.72	$2.54	$(0.16)	$3.14	$3.40

OTHER DATA (at end of period):
Total properties	136	135	136	127	129
Total sites	47,606	47,385	46,856	43,875	43,959

(a) Operating data for the years ended December 31, 2004, 2003, and 2002, have been restated to reflect the reclassifications required under SFAS No. 144 for the properties sold in 2005. Also, operating data for the year ended December 31, 2002, have been restated to reflect the reclassifications required under SFAS No. 144 for the properties sold in 2003.

(b) Selected financial data for 2006, 2005, 2004, and 2003 includes amounts from SHS which was consolidated during 2003.

(c) See Note (1) following Same Property Information on page 38.

(d) See Other, page 43.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2006, the Company owned and operated a portfolio of 136 developed properties located in eighteen states, including 124 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites.

During 2006, the Company acquired a manufactured home community located in Oakland County, Michigan with occupancy of approximately 95 percent for a total purchase price of $7.8 million. The transaction included the assumption of $4.5 million of debt.

In recent years the operations of manufactured homebuilders, dealers, and the companies that finance the purchase of the homes have experienced severe losses and substantial volatility. New home shipments have declined from approximately 373,000 in 1998 to approximately 118,000 in 2006, marking a 45-year low for the industry. The decline was largely due to the turmoil in the financing side of the industry as lenders experienced substantial losses arising from defaults on poorly underwritten loans in the mid to late 1990s and beyond. As a result of the losses, the lenders experienced liquidity constraints and significantly tightened underwriting standards thus reducing the demand for new homes.

These trends may be abating as the volume of repossessed homes in the market place appears to be declining. Newly repossessed homes are also declining as the reinforcing effects of tightened underwriting standards and reduced new home financing volumes impact the industry.

The effect of these trends on the Company has been to reduce occupancies in our portfolio as the demand of tenants for sites in our communities has declined for the above-stated reasons. The rate of leasing in our new community developments has likewise slowed. Despite these trends, the Company’s same property portfolio has consistently reflected growth in net operating income evidencing the revenue and operating stability long associated with the business of owning and operating manufactured housing communities.

While the problems which directly impacted the manufacturers, dealers, and lenders appear to be bottoming, the Company does not expect a rapid or strong recovery in its operations. The Company expects a gradually improving leasing environment in its portfolio.

As a result of these industry conditions, a large quantity of homes repossessed by lenders have become available for purchase at discounts of up to 50% and more from original cost or loan amount. The Company has made every effort to acquire these value-priced homes especially as the alternative would likely be the removal of the homes from the community. Such removal would create total dependence on the sale of a new home to fill the site. As new home shipments have declined by over two thirds from their peak in 1998 to current levels, such dependence would leave the Company vulnerable to a recovery in new home shipments as its primary method to improve occupancy.

The Company intends to sell these value-priced homes to residents over time. In the meantime it is most economical to lease the homes to residents. At December 31, 2006, the Company had 4,576 homes rented in its communities which comprise over 47,000 sites. All renters are subject to underwriting criteria. The Company expects to continue to acquire homes from lenders as long as the pricing of the homes remains compelling. The Company is actively developing programs for its renters and others to acquire these homes.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimates and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Impairment of Long-Lived Assets and Investment in Affiliates. Rental property is recorded at cost, less accumulated depreciation. The Company measures the recoverability of its assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” If such assets were deemed to be impaired as a result of this measurement evaluation, the impairment that would be recognized is the amount by which the carrying amount of the asset exceeds fair value as determined on a discounted net cash flow basis. Assets are tested for impairment every three years or more frequently whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Circumstances that may prompt a test of recoverability may include a significant decrease in anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.

The Company has a 20 percent investment in an affiliate that is reported under the equity method of accounting. Management performs an analysis to determine if the investment has experienced an other than temporary decline in value. Numerous factors are evaluated in accordance with published GAAP and SEC staff guidance. Changes in the facts and circumstances evaluated, future adverse changes in market conditions or operating results of the affiliate may affect management’s analysis.

Notes and Accounts Receivable. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The ability to collect notes receivable is measured based on the present value of the expected future cash flow discounted at the note’s effective interest rate or the fair value of the collateral if the note is collateral dependent. Receivables related to community rents are reserved when the Company believes that collection is less than probable.

Depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

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

Capitalized Costs. The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to renovate repossessed homes for the Company’s rental program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing the Company’s computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

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

Income Taxes. The Company has elected to be taxed as a REIT as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company’s gross income in any year must be derived from qualifying sources. As a REIT, the Company generally will not be subject to U.S. Federal income taxes at the corporate level if it distributes at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders, which it fully intends to do. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. The Company remains subject to certain state and local taxes on its income and property as well as Federal income and excise taxes on its undistributed income.

The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Results of Operations

Comparison of year ended December 31, 2006, to year ended December 31, 2005

For the year ended December 31, 2006, loss from operations increased by $22.4 million from a loss of $6.1 million in 2005 to a loss of $28.5 million in 2006. The increase in loss was due to increased expenses of $22.7 million and increased loss from affiliate of $15.7 million, offset by increased revenues of $16.0 million as described in more detail below.

Income from real property increased by $7.3 million from $179.0 million to $186.3 million, or 4.1 percent, due to property acquisitions ($1.6 million), rent increases ($5.0 million) and other community revenues ($0.7 million).

Revenue from home sales increased by $1.8 million from $18.4 million to $20.2 million, or 9.8 percent. The Company sold 492 manufactured homes during the twelve months ended December 31, 2006 as compared to 425 sales during the same period in 2005. Additional revenue resulted from the increase in the number of homes sold and was partially offset by a 4.9 percent decrease in average sales price as consumer demand shifted to pre-owned homes.

Rental home revenue increased by $6.1 million from $9.1 million to $15.2 million, or 67.0 percent. The number of tenants in the Company’s rental program increased from 3,711 at December 31, 2005 to 4,576 at December 31, 2006, resulting in additional revenue of approximately $4.2 million. The remainder of the increase resulted from an increase in the average rental rate per home from $643 per month at December 31, 2005 to $686 per month at December 31, 2006.

Ancillary revenues, net, decreased by $0.4 million from $0.7 million to $0.3 million due to a non-refundable option payment received in 2005 ($0.2 million) and increased golf course management fees ($0.2 million).

Interest income decreased by $0.7 million from $4.4 million to $3.7 million, or 15.9 percent, due primarily to a decrease in interest earned on the Company’s short-term investments which were sold during 2006.

Other income increased by $1.7 million from a loss of $(0.7) million to income of $1.0 million due to an increase in brokerage commissions ($0.1 million), a decrease in unsuccessful acquisition expenses ($0.5 million), proceeds from a lawsuit settlement ($0.4 million) and an increase in other miscellaneous operating income ($0.7 million).

Property operating and maintenance expenses increased by $1.8 million from $45.1 million to $46.9 million, or 4.0 percent. The increase was due to acquisitions ($0.5 million), increases in utility costs ($1.5 million) and payroll and health insurance costs ($0.5 million), partially offset by decreases in repair and maintenance ($0.3 million) and miscellaneous other expenses ($0.4 million).

Real estate taxes increased by $0.7 million from $15.2 million to $15.9 million, or 4.6 percent, due to acquisitions ($0.2 million) and increases in assessments and tax rates ($0.5 million).

Cost of home sales increased by $1.8 million from $13.9 million to $15.7 million, or 12.9 percent due primarily to the increase in the number of homes sold. The Company sold 492 manufactured homes during the twelve months ended December 31, 2006 as compared to 425 sales during the same period in 2005. Gross profit margins decreased from 24.6 percent in 2005 to 22.4 percent in 2006 due to increased sales of pre-owned homes at lower margins.

Rental home operating and maintenance increased by $4.1 million from $7.4 million to $11.5 million due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for real property increased by $1.9 million, from $14.5 million to $16.4 million, due to an increase in payroll and benefits ($1.8 million), state and local taxes ($0.2 million), directors fee ($0.1 million) and audit and accounting fees ($0.2 million). The payroll and benefit increase includes the accrual of annual performance based bonus incentives ($0.5 million) and recognition of expense related to performance-based restricted and phantom stock awards ($0.7 million). These increases were offset by a decrease in legal fees of $0.4 million.

General and administrative expenses for home sales and rentals increased by $0.1 million from $6.2 million to $6.3 million, or 1.6 percent due primarily to an increase in payroll and benefits.

Depreciation and amortization increased by $6.0 million from $54.3 million to $60.3 million, or 11.0 percent, due primarily to an increase in the total rental home portfolio.

Debt extinguishment expense of $0.5 million includes defeasance fees and other costs associated with extinguishing $45.0 million of secured notes. Deferred financing costs of $0.2 million related to this debt were expensed.

Interest expense, including interest on mandatorily redeemable debt, increased by $5.1 million from $60.0 million to $65.1 million, or 8.5 percent. Average debt increased by 4.0 percent and the remainder of the increase is due to higher variable rates.

Included in Equity loss from affiliate is an $18.0 million impairment to the carrying value of Origen.

Comparison of year ended December 31, 2005, to year ended December 31, 2004

For the year ended December 31, 2005, loss from operations decreased by $35.3 million from a loss of $41.5 million in 2004 to a loss of $6.2 million in 2005. The decrease was due to decreased expenses of $58.2 million, including a reduction in debt extinguishment costs of $51.6 million, deferred financing costs related to the extinguished debt of $5.6 million, and Florida storm damage of $1.0 million, and increased revenues of $7.6 million offset by increased depreciation and other miscellaneous expenses of $29.7 million and an increase in equity loss from affiliate of $0.8 million as described in more detail below.

Income from real property increased by $11.9 million from $167.1 million to $179.0 million, or 7.1 percent, due to property acquisitions, rent increases, and other community revenues.

Revenue from home sales increased by $0.7 million from $17.7 million to $18.4 million, or 4.0 percent. The increase was due to higher average sales prices of new homes.

Rental home revenue increased by $4.5 million from $4.6 million to $9.1 million, or 97.8 percent. The number of tenants in the Company’s rental program increased from 1,933 at December 31, 2004, to 3,711 at December 31, 2005, resulting in additional revenue of approximately $3.4 million. The remainder of the increase resulted from an increase in the average rental rate per home.

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

Rental home operating and maintenance increased by $4.0 million from $3.4 million to $7.4 million due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table following these results of operations.

General and administrative expenses for real property increased by $1.9 million from $12.6 million to $14.5 million, due to an increase in salaries, benefits and consulting expense ($1.5 million) and legal costs primarily associated with the SEC inquiry ($1.2 million) offset by a reduction in training expense ($0.4 million) and Michigan Single Business tax ($0.4 million).

General and administrative expenses for home sales and rentals decreased by $1.9 million from $8.1 million to $6.2 million, or 23.5 percent, due to decreases in federal income tax expense ($0.9 million), advertising expense ($0.5 million) and salaries, benefits and consulting ($0.6 million) offset by an increase in other miscellaneous expenses ($0.1 million).

Depreciation and amortization increased by $9.1 million from $45.2 million to $54.3 million, or 20.1 percent, due primarily to a change in the estimated service lives of homes in the Company’s rental program and an increase in the total rental home portfolio. The change in estimated useful lives was prospectively adopted during the first quarter of 2005.

Interest expense, including interest on mandatorily redeemable debt, increased by $11.8 million from $48.2 million to $60.0 million, or 24.5 percent, due to increased debt levels and higher interest rates on variable rate debt.

Debt extinguishment expense in 2004 of $51.6 million includes prepayment penalties, fees and other costs associated with extinguishing $345.0 million of unsecured notes. Deferred financing costs related to these notes and other debt extinguished were expensed.

Same Property Information

The following table reflects property-level financial information as of and for the years ended December 31, 2006 and 2005. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2005, and December 31, 2006. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented. The “Total Portfolio” column differentiates from the “Same Property” column by including financial information for properties acquired after January 1, 2005, and new development communities.

	Same Property				Total Portfolio
	2006		2005		2006		2005
	(in thousands)				(in thousands)
Income from real property	$176,399		$170,712		$186,326		$178,985
Property operating expenses:
Property operating and maintenance	35,898		34,947		46,916		45,091
Real estate taxes	15,465		14,912		15,860		15,173
Property operating expenses	51,363		49,859		62,776		60,264

Real property net operating income (1)	$125,036		$120,853		$123,550		$118,721

Number of properties	133		133		136		135
Developed sites	46,538		46,544		47,606		47,385
Occupied sites	37,506	(2)	37,999	(2)	37,906	(2)	38,190	(2)
Occupancy %	82.6%	(3)	83.9%	(3)	82.5%	(3)	83.7%	(3)
Weighted average monthly rent per site	$368	(3)	$355	(3)	$368	(3)	$355	(3)
Sites available for development	6,315		6,342		6,813		6,942
Sites planned for development in next year	25		99		25		99

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

On a same property basis, real property net operating income increased by $4.1 million from $120.9 million for the year ended December 31, 2005, to $125.0 million for the year ended December 31, 2006, or 3.5 percent. Income from real property increased by $5.7 million from $170.7 million to $176.4 million, or 3.3 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $1.5 million from $49.9 million to $51.4 million, or 3.0 percent, due to increases in real estate taxes ($0.6 million), payroll and health benefit costs ($0.6 million), utilities and other ($0.3 million).

Rental Program

The following table reflects additional information regarding the Company’s rental program for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
	(in thousands except for *)
Rental home revenue	$15,174	$9,084	$4,558
Site rent included in Income from rental property	18,819	12,277	6,300
Rental program revenue	33,993	21,361	10,858
Expenses
Payroll and commissions	2,037	1,826	1,052
Repairs and refurbishment	4,938	3,190	1,375
Taxes and insurance	2,506	1,022	458
Other	2,004	1,334	483
Rental program operating and maintenance	11,485	7,372	3,368
Net operating income (1)	$22,508	$13,989	$7,490

Number of occupied rentals, end of period*	4,576	3,711	1,933
Cost of occupied rental homes	$135,861	$109,214	$51,540
Weighted average monthly rental rate per home and site*	$686	$643	$579

(1) See Note (1) following Same Property Information on page 38.

Net operating income from the rental program increased $8.5 million from $14.0 million in 2005 to $22.5 million in 2006 as a result of a $12.6 million increase in revenue offset by a $4.1 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes. A comparison of the year ended 2005 to the year ended 2004 results in similar increases in net operating income, revenue and expenses for the same reasons as noted in the comparison of the year ended 2006 to the year ended 2005.

Liquidity and Capital Resources

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

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

The Company plans to invest approximately $2 to $3 million in developments consisting of expansions to existing communities and the development of new communities during 2007. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

The Company has invested $7.8 million in the acquisition of properties during 2006. The Company continuously seeks acquisition opportunities that meet the Company’s criteria for acquisition. Should such investment opportunities arise in 2007, the Company will finance the acquisitions though the temporary use of its line of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

During 2006, the Company acquired a manufactured housing community containing 227 sites in Oakland County, Michigan for $7.8 million and assumed $4.5 million of debt. The occupancy of this community is approximately 95.0 percent.

The Company has also invested approximately $35 million in the acquisition of homes primarily intended for its rental program during 2006. Expenditures for 2007 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $2.7 million to $3.2 million at December 31, 2006, compared to $5.9 million at December 31, 2005. Net cash provided by operating activities decreased by $6.8 million to $56.1 million for the year ended December 31, 2006, compared to $62.9 million for the year ended December 31, 2005.

The Company’s net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s markets; (b) lower occupancy rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; and (d) decreased sales or rentals of manufactured homes. See “Risk Factors.”

The Company has an unsecured line of credit facility with a maximum borrowing amount of $115 million, subject to certain borrowing base calculations, which bears interest at LIBOR + 1.75 percent and matures in September 2007, with a one-year optional extension. At December 31, 2006, $3.4 million of availability was used to back standby letters of credit and $25.2 million was available to be drawn under the facility based on the December 31, 2006, calculation of borrowing base. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2006.

The Company’s primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2006, the Company’s outstanding contractual obligations were as follows:

		Payments Due By Period (in thousands)
Contractual Cash Obligations	Total Due	1 year	2-3 years	4-5 years	After 5 years
Collateralized term loan - FNMA	$385,299	$3,776	$8,093	$8,928	$364,502
Collateralized term loan - B of A	492,749	6,499	14,743	119,132	352,375
Mortgage notes, other	148,455	18,128	18,967	1,020	110,340
Line of credit	86,400	—	86,400	—	—
Redeemable Preferred OP Units	53,947	4,500	4,770	8,895	35,782
Operating leases	1,063	841	222	—	—
	$1,167,913	$33,744	$133,195	$137,975	$862,999

Interest expense is a material cash requirement of the Company and is expected to be in excess of $66.4 million for 2007, $64.7 million for 2008, $63.3 million for 2009, $60.8 million for 2010 and $57.2 million for 2011, based on the current debt levels, rates and maturities.

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of a significant portion of its Properties. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See “Risk Factors”. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At December 31, 2006, the Company’s debt to total capitalization approximated 63.7 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 7.0 years and a weighted average interest rate of 5.5 percent.

Capital expenditures for the years ended December 31, 2006 and 2005, included recurring capital expenditures of $6.9 million and $7.7 million, respectively.

Net cash used in investing activities was $47.8 million for the year ended December 31, 2006, compared to $33.8 million in the prior year. The difference is due to: decreased net proceeds from sale of short-term investments of $44.9 million; decreased proceeds from property and land disposition of $3.9 million; decreased repayments of notes receivables and officer’s notes, net of $5.3 million; offset by decreased investment in rental properties of $35.9 million; and increased proceeds from loans sold to Origen of $4.2 million.

Net cash used in financing activities was $11.0 million for the year ended December 31, 2006, compared to $75.9 million in the prior year. The difference is primarily due to an increase in net proceeds from notes payable and other debt of $61.7 million, a $41.8 million decrease in payments to retire preferred operating partnership units, a $20.0 million reduction in funds used to purchase Company stock, and an increase in net proceeds from option exercises and the issuance of common stock and OP units, net of $3.3 million, offset by decreased borrowings on line of credit of $60.2 million, increased distributions of $0.5 million, and increased payments of deferred financing costs of $1.2 million.

Inflation

Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company for its fiscal year ended December 31, 2007. Management is currently evaluating the impact of FIN 48.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

Other

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2006, 2005, 2004 (in thousands):

SUN COMMUNITIES, INC.

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

(Amounts in thousands, except for per share/OP unit amounts)

	2006		2005	2004
Net income (loss)	$(24,968	) (1)	$(5,452)	$(40,468)
Adjustments:
Depreciation and amortization	62,148		56,902	45,589
Valuation adjustment (2)	(280)		430	528
Allocation of SunChamp losses (3)	0		0	300
(Gain) loss on dispositions, net	908		156	(3,880)
Income (loss) allocated to common minority interests	(3,248)		(723)	(5,364)
Funds from operations (FFO)	$34,560		$51,313	$(3,295)

FFO - Continuing Operations	$34,560		$51,141	$(3,628)
FFO - Discontinued Operations	$—		$172	$333

Weighted average common shares/OP Units outstanding:
Basic	19,958		20,121	20,792
Diluted	20,129		20,253	20,792

Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic	$1.74		$2.53	$(0.17)
FFO per weighted average Common Share/OP Unit - Diluted	$1.72		$2.53	$(0.17)

Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic	$—		$0.01	$0.01
FFO per weighted average Common Share/OP Unit - Diluted	$—		$0.01	$0.01

Total Operations:
FFO per weighted average Common Share/OP Unit - Basic	$1.74		$2.54	$(0.16)
FFO per weighted average Common Share/OP Unit - Diluted	$1.72		$2.54	$(0.16)

(1) Net loss for the year ended December 31, 2006 includes an $18.0 million reduction in the carrying value of the Company’s investment in affiliate (Origen). Net loss, FFO and FFO per diluted share/OP unit for the year ended December 31, 2006, adjusted to exclude this impairment, is $(9.0) million, $52.6 million and $2.61 per diluted share/OP unit, respectively.

(2) The Company entered into three interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from FFO. The valuation adjustment is included in interest expense.

(3) The Company acquired the equity interest of another investor in SunChamp in December 2002. Consideration consisted of a long-term note payable at net book value. Although the adjustment for the allocation of the SunChamp losses (based on SunChamp as a stand-alone entity) is not reflected in the accompanying financial statements, management believes that it is appropriate to provide for this adjustment because the Company’s payment obligations with respect to the note are subordinate in all respects to the return of the members’ equity (including the gross book value of the acquired equity) plus a preferred return. As a result, the losses that are allocated to the Company from SunChamp as a stand-alone entity under generally accepted accounting principles are effectively reallocated to the note for purposes of calculating FFO. A situation such as this is not contemplated in the NAREIT definition of FFO due to the unique circumstances of the transaction. Although not comparable to the precise NAREIT definition, the Company believes the inclusion of this item in its calculation of FFO to be appropriate as noted above.

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

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent for the period April 2003 through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent for the period April 2003 through July 2012 and the third swap agreement, which is only effective for so long as 90-day LIBOR is 7 percent or less, fixes $25 million of variable rate borrowings at 3.88 percent for the period April 2003 through July 2007. The interest rate cap agreement has a cap rate of 11.79 percent, a notional amount of $152.4 million and a termination date of May 29, 2007. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company’s remaining variable rate debt totals $184.1 million as of December 31, 2006, which bears interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2006 and 2005, the Company believes its interest expense would have increased or decreased by approximately $1.9 million and $1.3 million, respectively, based on the $192.4 million and $131.2 million average balance outstanding under the Company’s variable rate debt facilities for the year ended December 31, 2006 and 2005, respectively.

Additionally, the Company had a $13.5 million LIBOR based variable rate mortgage receivable as of December 31, 2006 and 2005. If LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2006 and 2005, the Company believes interest income would have increased or decreased by approximately $0.1 million based on the $13.5 million and $14.1 million average balance outstanding on all variable rate notes receivable for the year ended December 31, 2006 and 2005, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Jeffrey P. Jorissen, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2006 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

The information required by Items 10, 11, 12, 13, and 14 will be included in the Company’s proxy statement for its 2006 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed herewith as part of this Form 10-K:

(1)          A list of the financial statements required to be filed as a part of this Form 10-K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedule” filed herewith.

(2)          A list of the financial statement schedules required to be filed as a part of this Form 10-K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedule” filed herewith.

(3)          A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2007	SUN COMMUNITIES, INC., a Maryland corporation
By: /s/ Gary A. Shiffman
Gary A. Shiffman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gary A. Shiffman Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	March 15, 2007
/s/ Jeffrey P. Jorissen Jeffrey P. Jorissen	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	March 15, 2007
/s/ Paul D. Lapides Paul D. Lapides	Director	March 15, 2007
/s/ Ted J. Simon Ted J. Simon	Director	March 15, 2007
/s/ Clunet R. Lewis Clunet R. Lewis	Director	March 15, 2007
/s/ Ronald L. Piasecki Ronald L. Piasecki	Director	March 15, 2007
/s/ Arthur A. Weiss Arthur A. Weiss	Director	March 15, 2007
/s/ Robert H. Naftaly Robert H. Naftaly	Director	March 15, 2007

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	Bylaws of Sun Communities, Inc.	(2)
3.3	Articles Supplementary, dated October 16, 2006	(20)
3.4	Amendment to Bylaws, dated October 16, 2006	(20)
4.1	Indenture, dated as of April 24, 1996, among Sun Communities, Inc., Sun Communities Operating Limited Partnership (the “Operating Partnership”) and Bankers Trust Company, as Trustee	(3)
4.2	Form of Note for the 2001 Notes	(3)
4.3	Form of Note for the 2003 Notes	(3)
4.4	First Supplemental Indenture, dated as of August 20, 1997, by and between the Operating Partnership and Bankers Trust Company, as Trustee	(7)
4.5	Form of Medium-Term Note (Floating Rate)	(7)
4.6	Form of Medium-Term Note (Fixed Rate)	(7)
4.7	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(9)
4.8	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(11)
10.1	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(6)
10.2	Second Amended and Restated 1993 Stock Option Plan	(10)
10.3	Amended and Restated 1993 Non-Employee Director Stock Option Plan	(6)
10.4	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.5	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(4)
10.6	Form of Restricted Stock Award Agreement#	(19)
10.7	Amended and Restated Loan Agreement between Sun Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.	(7)
10.8	Amended and Restated Loan Agreement among Miami Lakes Venture Associates, Sun Communities Funding Limited Partnership and Lehman Brothers Holdings Inc.	(7)
10.9	Form of Indemnification Agreement between each officer and director of Sun Communities, Inc. and Sun Communities, Inc.	(7)
10.10	Loan Agreement among the Operating Partnership, Sea Breeze Limited Partnership and High Point Associates, LP.	(7)
10.11	Option Agreement by and between the Operating Partnership and Sea Breeze Limited Partnership	(7)
10.12	Option Agreement by and between the Operating Partnership and High Point Associates, LP	(7)
10.13	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 94,570 shares of Common Stock	(5)
10.14	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 305,430 shares of Common Stock	(5)
10.15	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership with respect to 80,000 shares of Common Stock	(7)
10.16	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(17)

10.17	Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated as of January 1, 2005#	(17)
10.18	Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc., dated as of January 1, 2005#	(17)
10.19	Long Term Incentive Plan	(7)
10.20	Sun Communities, Inc. 1998 Stock Purchase Plan#	(9)
10.21	Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company, dated April 24, 1998	(8)
10.22	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.23	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(12)
10.24	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(12)
10.25	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(12)
10.26	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(19)
10.27	Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#	(19)
10.28	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#	(19)
10.29	Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#	(19)
10.30	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(19)
10.31	Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of America, N.A., as Lender	(15)
10.32	Schedule identifying substantially identical agreements to Exhibit 10.31	(15)
10.33	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and Bank of America, N.A., as Lender	(15)
10.34	Schedule identifying substantially identical agreements to Exhibit 10.33	(15)
10.35	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and Bank of America, N.A., as Lender	(15)
10.36	Schedule identifying substantially identical agreements to Exhibit 10.35	(15)
10.37	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and Bank of America, N.A., as Lender	(15)
10.38	Schedule identifying substantially identical agreements to Exhibit 10.37	(15)
10.39	Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(15)
10.40	Appendix I (definitions) to Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(15)
10.41	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(15)

10.42	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(15)
10.43	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(15)
10.44	Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $152,362,500	(15)
10.45	Credit Agreement, dated September 30, 2004, among the Company, the Operating Partnership, Standard Federal Bank National Association, LaSalle Bank National Association and other lenders	(16)
10.46	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.47	First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.48	First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.49	Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.50	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.51	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(14)
10.52	Concurrent Private Placement Agreement dated October 8, 2003 among Sun OFI, Inc., Origen Financial, Inc., and the Purchasers (as defined therein)	(18)
10.53	Registration Rights Agreement dated as of October 8, 2003 among Sun OFI, Inc., Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(18)
10.54	Agreement for Wholesale Financing, dated March 1, 2006, by and between Sun Home Services, Inc. and Textron Financial Corporation	(21)
10.55	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(22)
10.56	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(22)
10.57	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(22)

10.58	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(22)
21.1	List of Subsidiaries of Sun Communities, Inc.	(23)
23.1	Consent of Grant Thornton LLP	(23)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(23)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(23)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(23)

___________________________________

(1)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340.

(2)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 24, 1996.

(4)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972.

(5)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

(6)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.

(7)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(8)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated May 27, 1998.

(9)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(11)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 14, 1999.

(12)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

(15)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(17)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005.

(18)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11, No. 333-112516

(19)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(20)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 19, 2006

(21)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(22)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(23)	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3 – F-5
Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-6
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2006, 2005 and 2004	F-8
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-9
Notes to Consolidated Financial Statements	F-10 – F-34
Schedule III - Real Estate and Accumulated Depreciation	F-35 – F-38

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting as of December 31, 2006, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sun Communities, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sun Communities, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 15, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments”, effective January 1, 2006.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sun Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 15, 2007

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(amounts in thousands)

	2006	2005
ASSETS
Investment property, net	$1,161,649	$1,161,820
Cash and cash equivalents	3,183	5,880
Inventory of manufactured homes	12,082	17,105
Investment in affiliate	29,319	46,352
Notes and other receivables	41,407	41,134
Other assets	42,099	48,245

Total assets	$1,289,739	$1,320,536

LIABILITIES
Debt	$1,080,450	$1,050,168
Line of credit	86,400	73,300
Other liabilities	31,301	32,267

Total liabilities	1,198,151	1,155,735

Minority interest	12,391	21,544

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized, 20,028 and 19,814 issued in 2006 and 2005, respectively	200	198
Additional paid-in capital	452,882	460,568
Officer’s notes	(9,083)	(9,427)
Unearned compensation	—	(13,187)
Accumulated comprehensive earnings	820	532
Distributions in excess of accumulated earnings	(302,022)	(231,827)
Treasury stock, at cost, 1,802 shares in 2006 and 2005	(63,600)	(63,600)

Total stockholders’ equity	79,197	143,257

Total liabilities and stockholders’ equity	$1,289,739	$1,320,536

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands except for per share data)

	2006	2005	2004
REVENUES
Income from real property	$186,326	$178,985	$167,145
Revenue from home sales	20,244	18,385	17,667
Rental home revenue	15,174	9,084	4,558
Ancillary revenues, net	370	741	532
Interest	3,747	4,359	6,633
Gain on sale of land	—	—	5,879
Other income (loss)	1,033	(689)	934
Total revenues	226,894	210,865	203,348
COSTS AND EXPENSES
Property operating and maintenance	46,916	45,091	41,544
Real estate taxes	15,860	15,173	13,753
Cost of home sales	15,700	13,861	14,242
Rental home operating and maintenance	11,485	7,372	3,368
General and administrative - real property	16,406	14,493	12,559
General and administrative - home sales and rentals	6,311	6,207	8,070
Depreciation and amortization	60,300	54,330	45,217
Extinguishment of debt	486	—	51,643
Deferred financing costs related to extinguished debt	234	—	5,557
Interest	61,173	55,650	43,899
Interest on mandatorily redeemable debt	3,945	4,322	4,294
Florida storm damage (recovery)	—	(390)	600
Total expenses	238,816	216,109	244,746
Equity loss from affiliate	(16,583)	(908)	(151)
Loss from operations	(28,505)	(6,152)	(41,549)
Less income (loss) allocated to minority interest:
Preferred OP Units	—	961	4,438
Common OP Units	(3,248)	(837)	(5,382)
Loss from continuing operations	(25,257)	(6,276)	(40,605)
Income from discontinued operations	—	824	137
Loss before cumulative effect of change in accounting principle	(25,257)	(5,452)	(40,468)
Cumulative effect of change in accounting principle	289	—	—
Net loss	$(24,968)	$(5,452)	$(40,468)

Weighted average common shares outstanding:
Basic	17,641	17,716	18,318
Diluted	17,641	17,716	18,318
Basic and diluted earnings (loss) per share:
Continuing operations	$(1.44)	$(0.35)	$(2.22)
Discontinued operations	—	0.04	0.01
Loss before cumulative effect of change in accounting principle	(1.44)	(0.31)	(2.21)
Cumulative effect of change in accounting principle	0.02	—	—
Net loss	$(1.42)	$(0.31)	$(2.21)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands)

	2006	2005	2004
Net loss	$(24,968)	$(5,452)	$(40,468)
Unrealized income on interest rate swaps	288	1,491	335
Comprehensive loss	$(24,680)	$(3,961)	$(40,133)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands except for per share data)

	Common Stock	Additional Paid-in Capital	Officer’s Notes	Unearned Compensation	Accumulated Comprehensive Earnings (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity
Balance, January 1, 2004	$192	$446,211	$(10,299)	$(7,337)	$(1,294)	$(94,479)	$(6,384)	$326,610
Issuance of common stock, net	4	13,455		(10,331)				3,128
Amortization and forfeitures				2,111				2,111
Repayment of officer’s notes			501					501
Treasury stock purchased, 1,000 shares							(37,201)	(37,201)
Reclassification and conversion of minority interest		2,856						2,856
Net loss						(40,468)		(40,468)
Unrealized income on interest rate swaps					335			335
Cash distributions declared of $2.44 per share						(46,126)		(46,126)
Balance, December 31, 2004	$196	$462,522	$(9,798)	$(15,557)	$(959)	$(181,073)	$(43,585)	$211,746
Issuance of common stock, net	2	2,043						2,045
Amortization and forfeitures				2,370				2,370
Repayment of officer’s notes			371					371
Treasury stock purchased, 600 shares							(20,015)	(20,015)
Reclassification and conversion of minority interest		(3,997)						(3,997)
Net loss						(5,452)		(5,452)
Unrealized income on interest rate swaps					1,491			1,491
Cash distributions declared of $2.50 per share						(45,302)		(45,302)
Balance, December 31, 2005	$198	$460,568	$(9,427)	$(13,187)	$532	$(231,827)	$(63,600)	$143,257
Issuance of common stock, net	1	2,052						2,054
Exercise of stock options	1	1,984						1,984
Reclassification of unearned compensation on adoption of SFAS 123R		(13,187)		13,187				—
Stock-based compensation - amortization and forfeitures		2,600						2,600
Repayment of officer’s notes			344					344
Reclassification and conversion of minority interest		(1,135)						(1,135)
Net loss						(24,968)		(24,968)
Unrealized income on interest rate swaps					288			288
Cash distributions declared of $2.52 per share						(45,227)		(45,227)
Balance, December 31, 2006	$200	$452,882	$(9,083)	$—	$820	$(302,022)	$(63,600)	$79,197

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(amounts in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,968)	$(5,452)	$(40,468)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss allocated to minority interests	(3,248)	(723)	(5,364)
Gain from property and land dispositions	—	(828)	(5,879)
Loss (gain) on valuation of derivative instruments	(279)	430	528
Stock compensation expense, net of cumulative effect of change in accounting principle	2,942	1,843	1,968
Depreciation and amortization	63,447	57,430	47,542
Amortization of deferred financing costs	1,659	1,939	2,160
Extinguishment of debt	486	—	51,643
Write off of deferred financing costs related to extinguished debt	234	—	5,557
Distributions from affiliate	450	1,100	2,238
Equity loss from affiliate	16,583	908	151
Increase in notes receivable from sale of homes	(4,833)	(3,286)	(5,022)
Decrease (increase) in inventory, other assets and other receivables, net	4,850	9,232	(7,119)
Increase (decrease) in accounts payable and other liabilities	(1,222)	331	7,103
Net cash provided by operating activities	56,101	62,924	55,038
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(52,113)	(87,990)	(147,965)
Purchase of short-term investments	—	(84,875)	(106,975)
Proceeds from sale of short-term investments	—	129,850	62,000
Proceeds related to property and land dispositions	—	3,867	8,257
Proceeds from sale of installment loans on manufactured homes to Origen	4,226	—	13,289
Decrease in notes receivable and officer’s notes, net	102	5,384	22,025
Net cash used in investing activities	(47,785)	(33,764)	(149,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(1,429)	(2,410)	(1,422)
Proceeds from option exercise	2,430	114	2,455
Borrowings on lines of credit	145,795	113,400	496,044
Repayments on lines of credit	(132,695)	(40,100)	(595,044)
Payments to retire preferred operating partnership units	(8,175)	(50,000)	—
Payments to redeem notes payable and other debt	(68,675)	(34,346)	(426,224)
Proceeds from notes payable and other debt	102,100	6,025	744,462
Payments for deferred financing costs	(1,289)	(35)	(9,091)
Treasury stock purchases	—	(20,015)	(37,201)
Distributions	(49,075)	(48,499)	(51,120)
Net cash used in (provided by) financing activities	(11,013)	(75,866)	122,859

Net decrease in cash and cash equivalents	(2,697)	(46,706)	28,528
Cash and cash equivalents, beginning of period	5,880	52,586	24,058
Cash and cash equivalents, end of period	$3,183	$5,880	$52,586
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $60, $69, and $380 in 2006, 2005 and 2004, respectively	$59,604	$54,129	$46,119
Cash paid for interest on mandatorily redeemable debt	$3,933	$4,311	$4,339
Noncash investing and financing activities:
Debt assumed for rental properties	$4,500	$—	$34,186
Issuance of partnership units to retire capitalized lease obligations	$—	$—	$4,725
Unrealized gain on interest rate swaps	$288	$1,491	$335

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Business: Sun Communities, Inc. (the “Company”) is a real estate investment trust (“REIT”) which owns and operates 136 manufactured housing communities at December 31, 2006, located in eighteen states concentrated principally in the Midwest and Southeast comprising 47,606 developed sites and 6,813 sites suitable for development.

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

b.

Principles of Consolidation: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the “Operating Partnership”) SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”). SHS is a wholly owned subsidiary and is included in the consolidated financial statements in accordance with Financial Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. With total assets of approximately $143.7 million, SHS actively markets, sells and leases new and pre-owned manufactured homes for placement in the Company’s properties.

The minority interests include 2.3 million Common Operating Partnership Units (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. Such conversion would have no effect on earnings per share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. The minority interests are adjusted to their relative ownership interest whenever OP Units or common stock are issued, converted or retired by reclassification to/from paid-in capital.

Preferred OP Units (“POP Units”) of $53.9 million and $62.1 million, which are mandatorily redeemable, are included in debt at December 31, 2006 and 2005, respectively, pursuant to the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”. These POP Units pay priority returns at rates ranging from 6.0 percent to 7.6 percent and mature between 2007 and 2014. Of these POP Units, $40.3 million are convertible into shares of the Company’s common stock or OP Units at conversion prices ranging from $45 to $68 per unit. The maximum amount that the Company is required to pay to redeem its POP Units is $53.9 million and, if converted, approximately 626,000 shares of the Company’s capital stock or OP Units would be issued. Subsequent to year-end, 100,000 of the 626,000 POP Units were redeemed for $4.5 million cash.

Of the $53.9 million POP Units included in debt at December 31, 2006, $4.7 million were issued during 2004 in connection with property acquisitions. These POP Units pay a priority return at 7.625% and mature on May 15, 2010.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

c.

Rental Property: Rental property is recorded at cost, less accumulated depreciation. The Company measures the recoverability of its assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” If such assets were deemed to be impaired as a result of this measurement evaluation, the impairment that would be recognized is the amount by which the carrying amount of the asset exceeds fair value as determined on a discounted net cash flow basis. Assets are tested for impairment every three years or more frequently whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Circumstances that may prompt a test of recoverability may include a significant decrease in anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.

The Company periodically receives offers from interested parties to purchase certain of its properties. These offers may be the result of an active program initiated by the Company to sell the property, or from an unsolicited offer to purchase the property. The typical sale process involves a significant negotiation and due diligence period between the Company and the potential purchaser. As the intent of this process is to determine if there are items that would cause the purchaser to be unwilling to purchase or the Company unwilling to sell, it is not unusual for such potential offers of sale/purchase to be withdrawn as such issues arise. The Company classifies assets as “held for sale” when it is probable, in its opinion, that a sale transaction will be completed within one year. This typically occurs when all significant contingencies surrounding the closing have been resolved, which often corresponds with the closing date.

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values in accordance with the provisions of SFAS No. 141, “Business Combinations”. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including analysis of recently acquired and existing comparable properties in our portfolio, other market data and independent appraisals if obtained in connection with the acquisition or financing of the respective property. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets (including in-place leases) acquired.

Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

d.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity at date of purchase of three months or less to be cash and cash equivalents. Certain cash accounts totaling $0.6 million and $1.5 million at December 31, 2006 and 2005, respectively, that hold resident security deposit and tax and mortgage escrow funds are considered restricted cash.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

e.

Notes and Accounts Receivable: Notes and accounts receivable are stated at their outstanding balance reduced by allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The ability to collect the loans is measured based on the present value of the expected future cash flow discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. For receivables relating to community rents the Company reserves for receivables when it believes collection is less than probable.

f.

Share-Based Compensation: The Company adopted SFAS 123(R), “Share-Based Payment” effective January 1, 2006 using the “modified prospective” method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to the adoption of SFAS 123(R), the company accounted for its stock options using the intrinsic value method contained in APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

g.

Investments in and Advances to Affiliates: Origen Financial, Inc. (“Origen”), is a publicly-traded real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50.0 million. As of December 31, 2006, the Company’s 5,000,000 shares of Origen common stock represented approximately 20% of the issued and outstanding shares of the capital stock of Origen. The investment is accounted for using the equity method of accounting. At December 31, 2006, the Company’s investment in Origen had a market value of $34.2 million. The Company received dividends from Origen of $0.5 and $1.1 million during 2006 and 2005, respectively.

The Company has considered the provisions of Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and has concluded that due to the extended period in which carrying value exceeded market value, a recognition of an other than temporary impairment was required as of December 31, 2006. The Company considered numerous factors, including:

•	The length of the time and the extent to which the market value has been less than cost,
•	The financial condition and near-term prospects of Origen,
•	The intent and ability of the Company to retain its investment in Origen for a period of time sufficient to allow for any anticipated recovery in market value,
•	The condition and trend of the economic cycle,
•	Origen’s financial performance and projections,

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

g.	Investments in and Advances to Affiliates, (continued):

•	Trends in the general market,
•	Origen’s capital strength, and
•	Origen’s dividend payment record.

The Company also considered various indicators of fair value, including multiples of book value, multiples of EBITDA, book value, tangible book value, and market price. As a result of its analysis, the Company recognized an $18.0 million impairment of the carrying value of its equity investment in Origen which is included in equity loss from affiliate.

Summarized consolidated financial information of Origen at December 31, 2006, 2005 and 2004 is presented below before elimination of inter-company transactions.

	(Unaudited) 2006	2005	2004
Loans receivable	$950,226	$768,410	$563,268
Other assets	122,841	124,593	119,279
Total assets	$1,073,067	$893,003	$682,547

Warehouse and securitization financing	$816,533	$643,914	$435,761
Repurchase agreements	23,582	23,582	20,153
Other liabilities	28,488	25,556	23,167
Total liabilities	868,603	693,052	479,081
Equity	204,464	199,951	203,466
Total liabilities and equity	$1,073,067	$893,003	$682,547

Revenues	$92,082	$74,042	$53,663
Expenses	85,111	76,701	56,629
Net income (loss)	$6,971	$(2,659)	$(2,966)
Sun’s equity income (loss)	$(16,583)	$(908)	$(151)

h. Revenue Recognition: Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to one year and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

i. Other Capitalized Costs: The Company capitalizes certain costs (including interest and other costs) incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized, as intangible assets, and are amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing the Company’s new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

j. Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company’s long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, is less than the carrying value by approximately $24.7 million and $30.8 million at December 31, 2006 and 2005, respectively. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

k.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

k.	Derivative Instruments and Hedging Activities, (continued):

The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment decreased interest expense by $0.3 million for the year ended December 31, 2006, and increased interest expense by $0.4 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded an asset of $0.6 million and less than $0.1 million as of December 31, 2006 and 2005, respectively.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

l.

Deferred Tax Assets: The Company has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of non-REIT assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

m. Inventory: Inventory of manufactured homes is stated at lower of specific cost or market.

n.

Reclassifications: Certain 2004 amounts have been reclassified to conform to the 2005 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

o. Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes including the depreciable lives and recoverability of real estate assets and the assumption of interest rates for present value calculations. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management’s control. As a result, actual amounts may differ from these estimates.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

2.	RENTAL PROPERTY (amounts in thousands):

	At December 31,
	2006	2005
Land	$117,563	$116,738
Land improvements and buildings	1,175,045	1,156,612
Rental homes and improvements	151,843	117,314
Furniture, fixtures, and equipment	37,229	36,120
Land held for future development	31,082	31,082
Property under development	—	256
	1,512,762	1,458,122
Less accumulated depreciation	(351,113)	(296,302)
Investment property, net	$1,161,649	$1,161,820

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

During 2006, the Company acquired a manufactured home community located in Oakland County, Michigan with occupancy of approximately 95 percent for a total purchase price of $7.8 million. The transaction included the assumption of $4.5 million of debt.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

3.	DISPOSITION OF PROPERTIES:

In 2004, the Company sold undeveloped commercial land for $8.8 million resulting in a gain of approximately $5.9 million. In 2005, the Company sold two properties for a combined sales price of $5.7 million.

In accordance with FAS 144, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

	Summary Statement of Operations Disposed Properties
	2006	2005	2004
Income from rental property	$—	$407	$690
Revenue from home sales	—	96	170
Rental home revenue	—	7	0
Ancillary revenues, net	—	(2)	13
Property operating and maintenance	—	(170)	(275)
Real estate taxes	—	(24)	(64)
Cost of home sales	—	(89)	(141)
Rental home operating and maintenance	—	(2)	0
Depreciation and amortization	—	(62)	(178)
Interest and general and administrative	—	(51)	(60)
Income from operations	—	110	155
Income allocated to common OP units	—	(114)	(18)
Gain on sale of discontinued operations	—	828	—
Income from discontinued operations	$—	$824	$137

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

4. NOTES AND OTHER RECEIVABLES:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	At December 31,
	2006	2005
Mortgage note receivable, with interest payable at a weighted average interest rate of 7.92% and 6.63% at December 31, 2006 and 2005, respectively, maturing in August 2008, collateralized by a manufactured home community	$13,532	$13,532
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 6.7% and 15 years, net of allowance for losses of $0.2 million at December 31, 2006 and 2005.	20,537	19,688
Other receivables, net of allowance for losses of $0.3 million at December 31, 2006 and 2005.	7,338	7,914
	$41,407	$41,134

The mortgage note receivable of $13.5 million at December 31, 2006 was repaid on March 1, 2007. Installment loans on manufactured homes include $20.5 million and $15.0 million at December 31, 2006 and 2005, respectively, of financing provided by the Company to purchasers of manufactured homes located in its communities.

In the third quarter of 2006, the Company sold a portfolio of installment loans on manufactured homes totaling approximately $4.1 million in a related party transaction to a wholly-owned subsidiary of Origen Financial, Inc. for 100.5 percent of the principal balance for loans that were 89 days or less delinquent and 100 percent of the principal balance for loans that were 90 days or more delinquent. The Company recognized a gain on the sale of these notes of $0.02 million.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three equal installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of December 31, 2006 (in thousands except for shares and units):

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

4.           NOTES AND OTHER RECEIVABLES, continued:

	At December 31,
	2006			2005
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$1,050	64,586	—	$1,089	67,034
Secured - $6.6 million	5,332	143,409	103,170	5,535	148,846	107,082
Secured - $1.0 million	826	76,348	—	857	79,243
Unsecured - $1.0 million	826	—	—	857
Unsecured - $1.3 million	1,049	—	—	1,089
	$9,083	284,343	103,170	$9,427	295,124	107,082

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.3 million and $0.04 million for the years 2006 and 2005, respectively. During an internal review in 2006, it was determined that the officer was subject to an increased interest rate due to technical default. The cumulative additional interest has been paid. Total interest was $1.0 million for the year ended December 31, 2006, and $0.6 million for the years ended December 31, 2005 and 2004.

5.	DEBT AND LINE OF CREDIT:

The following table sets forth certain information regarding debt (amounts in thousands):

	At December 31,
	2006	2005
Collateralized term loans, 7.01%	$—	$40,079
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	492,749	494,511
Collateralized term loans - FNMA, of which $77.4M is variable, due May 1, 2014 and January 1, 2015 at the Company’s option, interest at 4.51 - 5.3% at December 31, 2006 and 4.51 - 5.2% at December 31, 2005.	385,299	387,624
Preferred OP units, redeemable at various dates through January 2, 2014, average interest at 6.9% at December 31, 2006 and December 31, 2005.	53,947	62,123
Mortgage notes, other, maturing at various dates through May 1, 2017, average interest at 6.23% and 6.5% at December 31, 2006 and December 31, 2005 respectively.	148,455	65,831
	$1,080,450	$1,050,168

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

5.	DEBT AND LINE OF CREDIT, continued:

The collateralized term loans totaling $878.0 million at December 31, 2006, are secured by 87 properties comprising approximately 30,809 sites representing approximately $597.6 million of net book value. The mortgage notes totaling $148.5 million at December 31, 2006, are collateralized by 15 communities comprising approximately 5,144 sites representing approximately $160.9 million of net book value.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at December 31, 2006 and 2005, was $86.4 million and $73.3 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at December 31, 2006 and 2005. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.75% (7.1% at December 31, 2006) and mature September 30, 2007, with a one year extension at the Company’s option. At December 31, 2006 and 2005, $25.2 million and $36.5 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each year end.

In March of 2006, the Company closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At December 31, 2006, there was no outstanding balance on the floor plan.

In May of 2006, the Company redeemed $8.2 million of Preferred OP units.

During the third quarter of 2006, the Company completed financings totaling $48 million. The 10 year notes have interest only payments at a rate of 6.159 percent and are secured by three communities. The proceeds from the financings were used to repay approximately $12 million of mortgage notes and pay down $36 million of the company’s lines of credit.

During the fourth quarter of 2006, the Company defeased collateralized term loans totaling $39.3 million, which were cross collateralized by seven properties. One of the properties was refinanced for $54.0 million (included in the balance of Mortgage notes, other). The 10 year note has interest only payments at a rate of 5.79 percent. The defeasance transaction met the criteria of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and resulted in debt extinguishment expense of $0.5 million and expense of deferred financing costs of $0.2 million. Proceeds from the financing were used to purchase treasuries for the defeasance transaction and to pay down approximately $14.0 million on the Company’s unsecured line of credit.

Also during the fourth quarter of 2006, the Company entered into two rate lock agreements for financing that is secured by two communities. The blended rate is 5.825 percent and 5.842 percent on principal of $20.0 million and $17.5 million, respectively. The Company paid a rate lock deposit of $375,000.

At December 31, 2006, the total of maturities and amortization of debt during the next five years are approximately as follows: 2007 – $32.9 million; 2008 - $18.3 million; 2009 - $28.3 million, 2010 - $17.0 million; 2011 - $121.0 million and $863.0 million thereafter.

The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At December 31, 2006 and 2005, all covenants were met.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

6. SHARE-BASED COMPENSATION:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised December 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123 (“Statement 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. SFAS 123(R) requires compensation costs related to share-based payment transactions be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or the liability instruments issued. In addition, liability awards will be remeasured each reporting period.

The Company adopted SFAS 123(R) effective January 1, 2006, using the “modified prospective” method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred. Upon adopting SFAS 123(R), an estimate of future forfeitures is incorporated into the determination of compensation cost for restricted stock grants and stock options. The effect of this estimate of future forfeitures is the reversal of previously recorded compensation expense on restricted stock grants that were not vested at January 1, 2006, and are now expected to be forfeited. For the year ended December 31, 2006, the cumulative effect of adopting SFAS 123(R) was an increase in loss from operations of $0.06 million, an increase in loss from continuing operations of $0.05 million, a decrease in net loss of $0.2 million and an increase of $0.01 in both basic and diluted earnings per share.

Under the provisions of SFAS 123(R), the recognition of aggregate deferred compensation as a component of equity is no longer permitted. Therefore, the amount of deferred compensation that had been in “Unearned compensation” was reclassified to “Additional paid-in capital” in the Company’s Consolidated Balance Sheet commencing January 1, 2006.

The modified prospective method of SFAS 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the periods ended December 31, 2005 and 2004, is as follows (amounts in thousands except for per share data):

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

6.	SHARE-BASED COMPENSATION, continued:

	2005	2004
Net loss, as reported	$(5,452)	$(40,468)
Stock-based compensation expense included in net loss as reported	$1,843	$1,968
Stock-based compensation expense under fair value method	(1,900)	(2,030)
Pro forma net loss	$(5,509)	$(40,530)

Loss per share (Basic and Diluted), as reported	$(0.31)	$(2.21)
Loss per share (Basic and Diluted), pro forma	$(0.31)	$(2.21)

Total compensation cost recorded for share-based compensation for the years ended December 31, 2006, 2005 and 2004, was $3.2 million (excluding the cumulative effect of change in accounting principle adjustment), $1.8 million and $2.0 million, respectively. Included in the compensation cost for the year ended December 31, 2006, was $0.04 million related to stock options that were granted prior to the adoption of SFAS 123(R), which are being recognized over the remaining vesting period.

The Company awards restricted stock and options to its employees under its Second Amended and Restated Stock Option Plan (the “Plan”). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and other stock based awards. No further awards may be granted under the Plan at this time. The Company believes that the awards better align the interests of its employees with those of its shareholders and has provided these incentives to attract and retain executive officers and key employees.

Restricted Stock

The Company’s primary share-based compensation is restricted stock. The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at January 1, 2006	417,275	$34.91
Granted	—
Vested	(65,680)	$34.44
Forfeited	(5,500)	$34.25
Nonvested restricted shares at December 31, 2006	346,095	$35.01

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

6.	SHARE-BASED COMPENSATION, continued:

The remaining compensation expense to be recognized associated with the 346,095 restricted shares outstanding at December 31, 2006 is approximately $6.9 million. That expense is expected to be recognized $1.7 million in 2007, $1.3 million in 2008, $2.3 million in 2009 and $1.6 million thereafter. For the year ended December 31, 2006, the Company recognized $2.1 million of compensation expense related to its outstanding restricted stock. Recipients receive dividend payments on the vested and unvested shares of restricted stock. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $2.3 million, $1.7 million and $0.7 million, respectively.

Performance-Based Restricted Stock

The Company has 93,750 performance-based restricted shares with aggregate fair value of $3.3 million which may vest on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company’s per share funds from operations (“FFO”) as determined by comparing the per share FFO for the year ended December 31, 2009, with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% in order for the recipients to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to performance-based restricted shares based on an estimate of the number of restricted shares that will ultimately vest. For the year ended December 31, 2006, compensation expense of $0.6 million was recognized for the performance-based restricted shares based on an estimated vesting of 46.67% of the shares on March 1, 2010. The estimated vesting is based on projected compounded annual FFO growth of 5% through December 31, 2009.

Options

At December 31, 2006, the Company had 223,547 options outstanding and exercisable under the Plan. For the twelve months ended December 31, 2006, the Company recognized $0.03 million of compensation expense related to its outstanding options. No awards were granted in 2006 or 2005. The fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following assumptions used for the grants for the period indicated:

	2006	2005	May 2004 award
Estimated fair value per share of options granted during year:	N/A	N/A	$2.49

Assumptions:
Annualized dividend yield	N/A	N/A	6.80%
Common stock price volatility	N/A	N/A	16.50%
Risk-free rate of return	N/A	N/A	3.18%
Expected option term (in years)	N/A	N/A	3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

6.	SHARE-BASED COMPENSATION, continued:

The Company issues new shares at the time of share option exercise (or share unit conversion). The following table summarizes the Company’s option activity for the twelve months of 2006:

	Number of options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at January 1, 2006	614,839	$29.73
Granted	—
Exercised	(384,108)	$28.57
Forfeited	(7,184)	$32.91
Options outstanding at December 31, 2006	223,547	$31.62	3.5	$719

Options vested and exercisable at December 31, 2006	223,547	$31.62	3.5	$719

The aggregate intrinsic value of options exercised during years ended December 31, 2006 and 2005, was $0.8 million and $0.02 million, respectively.

Phantom Awards

At December 31, 2006, the Company had 22,500 unvested phantom liability awards with an aggregate fair value of $0.7 million. The phantom awards pay cash bonuses per share equal to the amount of dividend paid per share of common stock. The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom liability awards is $0.5 million. For the year ended December 31, 2006, the Company recognized $0.1 million of compensation expense related to these phantom awards. Awards of 13,000 shares were granted and no shares were vested, exercised or forfeited during the twelve months of 2006. The awards are remeasured at each reporting date.

At December 31, 2006, the Company had 18,750 unvested phantom performance-based liability awards with an aggregate fair value of $0.6 million. The phantom performance-based awards pay cash bonuses per vested share equal to the average of the highest and lowest selling price on March 1, 2010. The number of shares that will vest will be determined based on the compounded annual growth rate of the Company’s per share funds from operations (“FFO”) as determined by comparing the per share FFO for the year ended December 31, 2009, with the per share FFO for the year ended December 31, 2005. The Company must achieve compounded annual growth of at least 5% in order for the recipients to receive any amount of the award and at least 9% to receive the entire share award. The Company recognizes expense related to phantom performance-based liability awards based on an estimate of the number of phantom performance-based shares that will ultimately vest. For the twelve months ended December 31, 2006, compensation expense of $0.1 million was recognized for the phantom performance-based liability awards based on an estimated vesting of 46.67% of the award on March 1, 2010. The estimated vesting is based on projected compounded annual FFO growth of 5% through December 31, 2009.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

6.	SHARE-BASED COMPENSATION, continued:

Director Option Awards

The Company also has a 2004 Non-Employee Director Option Plan (“Director Plan”) which authorizes the issuance of up to 100,000 options to non-employee directors. At December 31, 2006, the Company had 79,500 options awarded under the Director Plan and a predecessor plan. Of these, 15,000 are unvested of which 7,500, 5,000, and 2,500 shares will vest in the second quarter of 2007, 2008 and 2009, respectively. The remaining unrecognized expense related to these options is $0.03 million which will be recognized over the weighted average remaining vesting period of 1.1 years. For the year ended December 31, 2006, the Company recognized $0.03 million of compensation expense related to these director options. The fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following assumptions used for the grants for the period indicated:

	March 2006 award	May 2006 award	2005	May 2004 award
Estimated fair value per share of options granted during year:	$3.59	$2.31	N/A	$3.64

Assumptions:
Annualized dividend yield	7.19%	8.20%	N/A	6.80%
Common stock price volatility	17.04%	17.05%	N/A	16.97%
Risk-free rate of return	4.68%	5.05%	N/A	4.33%
Expected option term (in years)	7.5	7.5	N/A	7

The following table summarizes the Director option activity for the year ended December 31, 2006:

	Number of options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at January 1, 2006	71,500	$33.63
Granted	15,000	$33.84
Exercised	(7,000)	$27.41
Canceled	—
Options outstanding at December 31, 2006	79,500	$34.22	4.1	$237

Options vested and expected to vest	79,500	$34.22	4.1	$237

Options exercisable at December 31, 2006	64,500	$34.29	3.0	$193

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

7.                                                                                                                                         STOCKHOLDERS’ EQUITY:

In April 1998, the Company declared a dividend of one Preferred Stock Purchase Right (“Right”) for each outstanding share of common stock. The Rights are not presently exercisable. Each Right entitles the holder, upon the occurrence of certain specified events, including a material change in the ownership of the Company, to purchase preferred stock and common stock, from the Company and/or from another person into which the Company is merged or which acquires control of the Company.

The Rights may be generally redeemed by the Company at a price of $0.01 per Right or approximately $0.2 million in total. The Rights expire on June 8, 2008.

In November 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. Repurchases of 600,000 shares were made pursuant to this program from the date of authorization through December 31, 2006.

8.	OTHER INCOME (LOSS) (amounts in thousands):

The components of other income are as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Brokerage commissions	$1,083	$987	$1,038
Disposal of assets	(745)	(984)	(39)
Unsuccessful acquisition expenditures	(21)	(524)	(80)
Lawsuit settlement	399	—	—
Other income (loss)	317	(168)	15
	$1,033	$(689)	$934

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

9.	SEGMENT REPORTING (amounts in thousands):

The consolidated operations of the Company can be segmented into home sales and home rentals, and real property operations segments. Following is a presentation of financial information for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$186,326	$35,418	$221,744
Operating expenses/Cost of sales	62,776	27,185	89,961
Net operating income (1)/Gross profit	123,550	8,233	131,783
Adjustments to arrive at net loss:
Other revenues	4,497	653	5,150
General and administrative	(16,406)	(6,311)	(22,717)
Depreciation and amortization	(45,571)	(14,729)	(60,300)
Debt extinguishment costs	(486)	—	(486)
Deferred financing costs related to extinguished debt	(234)	—	(234)
Interest expense	(64,762)	(356)	(65,118)
Equity loss from affiliate	(16,583)	—	(16,583)
Loss allocated to minority interest	3,248	—	3,248
Net loss from continuing operations	$(12,747)	$(12,510)	$(25,257)
Cumulative effect of change in accounting principle	289	—	289
Net loss	$(12,458)	$(12,510)	$(24,968)

	Year ended December 31, 2005
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$178,985	$27,469	$206,454
Operating expenses/Cost of sales	60,264	21,233	81,497
Net operating income (1)/Gross profit	118,721	6,236	124,957
Adjustments to arrive at net income (loss):
Other revenues	2,977	1,434	4,411
General and administrative	(14,493)	(6,207)	(20,700)
Depreciation and amortization	(44,736)	(9,594)	(54,330)
Interest expense	(59,728)	(244)	(59,972)
Florida storm damage	390	—	390
Equity loss from affiliate	(908)	—	(908)
Income allocated to minority interest	(124)	—	(124)
Net income (loss) from continuing operations	$2,099	$(8,375)	$(6,276)
Income from discontinued operations	818	6	824
Net income (loss)	$2,917	$(8,369)	$(5,452)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

9. SEGMENT REPORTING (amounts in thousands), continued:

	Year ended December 31, 2004
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$167,145	$22,225	$189,370
Operating expenses/Cost of sales	55,297	17,610	72,907
Net operating income (1)/Gross profit	111,848	4,615	116,463
Adjustments to arrive at net income (loss):
Other revenues	7,084	6,894	13,978
General and administrative	(12,559)	(8,070)	(20,629)
Depreciation and amortization	(43,746)	(1,471)	(45,217)
Debt extinguishment costs	(51,643)	—	(51,643)
Deferred financing costs related to extinguished debt	(5,557)	—	(5,557)
Interest expense	(48,025)	(168)	(48,193)
Florida storm damage	(600)	—	(600)
Equity loss from affiliate	(151)	—	(151)
Loss allocated to minority interest	944	—	944
Net income (loss) from continuing operations	$(42,405)	$1,800	$(40,605)
Income from discontinued operations	105	32	137
Net income (loss)	$(42,300)	$1,832	$(40,468)

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

Selected balance sheet data	December 31, 2006			December 31, 2005
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,031,771	$129,878	$1,161,649	$1,052,603	$109,217	$1,161,820
Cash and cash equivalents	3,457	(274)	3,183	6,125	(245)	5,880
Inventory of manufactured homes	—	12,082	12,082	—	17,105	17,105
Investment in affiliate	29,319	—	29,319	46,352	—	46,352
Notes and other receivables	40,583	824	41,407	34,460	6,674	41,134
Other assets	40,921	1,178	42,099	47,129	1,116	48,245
Total assets	$1,146,051	$143,688	$1,289,739	$1,186,669	$133,867	$1,320,536

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

10. INCOME TAXES (amounts in thousands):

The Company has elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for the Company to qualify as a REIT, at least ninety-five percent (95%) of the Company’s gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. In addition, frequent changes occur in the area of REIT taxation which require the Company to continually monitor its tax status.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2006, 2005 and 2004, distributions paid per share were taxable as follows (unaudited):

	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.14	5.6%	$—	0.0%	$—	0.0%
Capital gain	—	0.0%	0.06	2.5%	—	0.0%
Return of capital	2.38	94.4%	2.44	97.5%	2.44	100.0%
	$2.52	100.0%	$2.50	100.0%	$2.44	100.0%

SHS is subject to U.S. Federal income taxes. Deferred taxes reflect the estimated future tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SHS has net operating loss carry forwards of approximately $22.6 million at December 31, 2006. A deferred tax asset of approximately $1.0 million is included in other assets in the consolidated balance sheets as of December 31, 2006 and 2005. The deferred tax asset is net of a valuation allowance of approximately $6.7 million and $5.3 million as of December 31, 2006 and 2005, respectively. SHS’s losses will begin to expire in 2021 through 2023 if not offset by future taxable income. Management believes its deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. Tax expense was $0.1 million and $1.0 million for the years ending December 31, 2005 and 2004, respectively, and is included in General and administrative-home sales and rentals in the consolidated statements of operations. No expense was recognized in 2006.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

11.	EARNINGS (LOSS) PER SHARE (amounts in thousands):

	2006	2005	2004
Earnings (loss) used for basic and diluted earnings (loss) per share computation:
Continuing operations	$(25,257)	$(6,276)	$(40,605)
Discontinued operations	$—	$824	$137

Total shares used for basic earnings (loss) per share	17,641	17,716	18,318
Dilutive securities:
Stock options and other	—	—	—
Total weighted average shares used for diluted earnings (loss) per share computation	17,641	17,716	18,318

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the years ending December 31, 2006, 2005 and 2004, is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

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

Subsequent to year-end, 100,000 Series B-2 Preferred OP Units were redeemed for cash for the total amount of $4.5 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

12.	QUARTERLY FINANCIAL DATA (unaudited):

The following unaudited quarterly amounts are in thousands, except for per share amounts:

	First Quarter March 31	Second Quarter June 30	Third Quarter Sept. 30	Fourth Quarter Dec. 31
2006
Total revenues	$56,224	$58,557	$55,012	$57,101
Total expenses	$57,777	$60,878	$59,711	$60,450
Net loss	$(868)	$(1,709)	$(3,889)	$(18,502)
Weighted average common shares outstanding	17,534	17,615	17,655	17,762
Loss per common share-basic and diluted	$(0.05)	$(0.10)	$(0.22)	$(1.05)

2005
Total revenues	$52,610	$51,610	$53,283	$53,362
Total expenses	$50,899	$53,475	$56,356	$55,379
Net income (loss)	$687	$(750)	$(3,725)	$(1,664)
Weighted average common shares outstanding	17,848	17,731	17,746	17,540
Earnings (loss) per common share-basic and diluted	$0.04	$(0.04)	$(0.21)	$(0.09)

13.	RECENT Accounting PRONOUNCEMENTS:

On July 13, 2006, the Financial Accounting Standards Board issued Interpretation (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing and measuring tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty of income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006, and must therefore be adopted by the Company for its fiscal year ended December 31, 2007. Management is currently evaluating the impact of FIN 48.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. SAB 108 did not have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

14. CONTINGENCIES:

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case.

As announced on February 27, 2006, the U.S. Securities and Exchange Commission (the “SEC”) completed its inquiry regarding the Company’s accounting for its SunChamp investment during 2000, 2001 and 2002, and the Company and the SEC entered into an agreed-upon Administrative Order (the “Order”). The Order required that the Company cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations.

The Order included the following findings by the SEC, entered without admission or denial by the Company: (a) the Company’s sales of equity interests in SunChamp to third-party investors in 2000 and 2001 should have been disregarded for purposes of allocating losses and, as a result, the Company should have recognized its proportionate share of SunChamp losses during the applicable periods in accordance with the equity method of accounting; and (b) the SunChamp losses should have been reflected in the period incurred, rather than applying a ninety (90) day lag. As a result of these findings, the SEC concluded that the Company overstated its net income for the years ended December 31, 2000, 2001 and 2002 by approximately $3.7 million, $4.7 million and $2.7 million, respectively.

In correspondence with the SEC subsequent to the entry of the Order, the SEC asked the Company to expand its financial statement disclosure to include more specific details relating to the SEC’s findings and to disclose the Company’s basis for determining that restating its financial statements is not necessary in light of those findings. The Company has considered the effect of the SEC’s findings in the Order on its financial disclosure and overall disclosure obligations. After review and analysis, the Company has determined not to revise its financial statements because management believes that the impact of the findings is not material, either quantitatively or qualitatively, to the Company’s financial statements as a whole. The Company included similar disclosure in its Form 10-Q for the quarter ended September 30, 2006, and has not received any further communication from the SEC on this matter.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

14. CONTINGENCIES, continued:

On February 27, 2006, the SEC filed a civil action against the Company’s Chief Executive Officer, Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order. This action is currently in the discovery stage. The Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

15. RELATED PARTY TRANSACTIONS:

The Company and its affiliates have entered into the following transactions with Origen:

▪

Capital Investment in Origen. In 2003, the Company acquired 5,000,000 shares of common stock in Origen in a private placement transaction at $10 per share. In addition, Shiffman Origen LLC (100 percent of which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman and members of his family), acquired 1,025,000 shares of common stock of Origen at $10 per share.

▪	Board Membership. Gary A. Shiffman, the Chairman and Chief Executive Officer of the Company, is a board member of Origen.
▪

Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, serviced approximately $20.6 million and $19.6 million in manufactured home loans for the Company as of December 31, 2006 and 2005, respectively. The

Company pays Origen Servicing, Inc. an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement which totaled approximately $0.3 million during 2006 and 2005.

▪

Loan Origination, Sale and Purchase Agreement. Origen has agreed to fund loans that meet the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. During 2006 and 2005, the Company purchased $7.9 million and $7.2 million of these loans, respectively.

▪

Purchase of Repossessed Manufactured Homes. The Company purchases certain repossessed manufactured houses owned by Origen located its manufactured housing communities. The Company purchased approximately $1.2 million and $2.1 million of repossessed homes from Origen during 2006 and 2005, respectively. This program allows the Company to retain houses for resale and rent in its communities and allows Origen to enhance recoveries on its repossessed homes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

15. RELATED PARTY TRANSACTIONS, continued:

▪

Sale of Installment Loans on Manufactured Homes: As noted above, Origen services manufactured home loans for the Company under a Loan Servicing Agreement. Certain loans may, from time to time, be sold to Origen. For loans that are made below published rates, the Company will pay Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. During 2004, the Company sold a portfolio of below published rates loans totaling $1.6 million to Origen. No sales of such loans were made in 2005 and 2006. The Company paid interest differential of approximately $0.1 million during 2006, 2005 and 2004. In addition, in the third quarter of 2006, the Company sold a portfolio of installment loans on manufactured homes totaling approximately $4.1 million to a wholly-owned subsidiary of Origen Financial, Inc. for 100.5 percent of the principal balance for loans that were 89 days or less delinquent and 100 percent of the principal balance for loans that were 90 days or more delinquent. The Company recognized a gain on the sale of these notes of $0.02 million.

In addition to the transactions with Origen described above, Mr. Shiffman and his affiliates have entered into the following transactions with the Company:

▪

Related Party Lease. The Company leases its executive offices in Southfield, Michigan from an entity in which Mr. Shiffman and certain of his affiliates beneficially own approximately a 21 percent interest. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. The lease is a five year lease which commenced on May 1, 2003. Rent paid was approximately $52,900 per month from May 2005 to April 2006 and $54,200 per month from May 2006 through December of 2006. Rent increases of 2.5% are effective every May 1 of the lease term bringing the monthly rental payments at May 1, 2007 to approximately $55,500.

▪

Tax Consequences Upon Sale of Properties. Gary Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for the Company’s common stock, Mr. Shiffman will have tax consequences different from those of the Company and the Company’s public stockholders on the sale of any of the Sun Partnerships. Four of the properties have been sold to date.

16. SUBSEQUENT EVENTS:

On March 1, 2007, a $13.5 million mortgage note receivable was repaid by the borrower.

On January 4, 2007, a financing transaction of $17.5 million was completed. This loan is secured by a Property and has interest only payments at a rate of 5.842 percent for a term of 10 years. On January 5, 2007, a financing transaction of $20.0 million was completed. This loan is secured by a Property and has interest only payments at a rate of 5.825 percent for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit.

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2006

(amounts in thousands)

			Initial cost to Company		Cost capitalized subsequent to acquisition Improvements		Gross amount carried at December 31, 2006			Accumulated depreciation	Date of construction (c) acquisition (a)
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total
Academy/Westpoint	Canton, MI	A	1,485	14,278	—	2,662	1,485	16,940	18,425	(3,501)	2000	(a)
Allendale	Allendale, MI	A	366	3,684	—	6,241	366	9,925	10,291	(2,716)	1996	(a)
Alpine	Grand Rapids, MI	B	729	6,692	—	5,088	729	11,780	12,509	(3,508)	1996	(a)
Apple Creek	Amelia, OH	C	543	5,480	—	942	543	6,422	6,965	(1,490)	1999	(a)
Arbor Terrace	Bradenton, FL	B	456	4,410	—	662	456	5,072	5,528	(1,718)	1996	(a)
Ariana Village	Lakeland, FL	B	240	2,195	—	1,276	240	3,471	3,711	(1,168)	1994	(a)
Autumn Ridge	Ankeny, IA	A	890	8,054	(33)	1,842	857	9,896	10,754	(3,081)	1996	(a)
Bedford Hills	Battle Creek, MI	—	1,265	11,562	—	1,867	1,265	13,429	14,694	(4,435)	1996	(a)
Bell Crossing	Clarksville, TN	—	717	1,916	—	5,892	717	7,808	8,525	(1,558)	1999	(a)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,324	21,534	4,324	22,034	26,358	(4,815)	1998	(c)
Branch Creek	Austin, TX	A	796	3,716	—	6,309	796	10,025	10,821	(3,109)	1995	(a)
Brentwood	Kentwood, MI	B	385	3,592	—	1,154	385	4,746	5,131	(1,501)	1996	(a)
Brookside Village	Goshen, IN	A	260	1,080	386	10,023	646	11,103	11,749	(3,475)	1985	(a)
Buttonwood Bay	Sebring, FL	B	1,952	18,294	—	3,178	1,952	21,472	23,424	(3,913)	2001	(a)
Byrne Hill Village	Toledo, OH	B	383	3,903	—	1,020	383	4,923	5,305	(1,171)	1999	(a)
Byron Center	Byron Center, MI	B	253	2,402	—	713	253	3,115	3,368	(979)	1996	(a)
Candlelight Village	Chicago Heights, IL	B	600	5,623	—	3,272	600	8,895	9,495	(2,610)	1996	(a)
Candlewick Court	Owosso, MI	B	125	1,900	132	2,129	257	4,029	4,286	(1,417)	1985	(a)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	—	6,038	1,076	9,670	10,746	(2,526)	1997	(a)
Casa Del Valle	Alamo, TX	B	246	2,316	—	674	246	2,990	3,236	(961)	1997	(a)
Catalina	Middletown, OH	B	653	5,858	—	3,899	653	9,757	10,410	(3,510)	1993	(a)
Cave Creek	Evans, CO	5,838	2,241	15,343	—	5,693	2,241	21,036	23,277	(1,985)	2004	(a)
Chisholm Point	Pflugerville, TX	A	609	5,286	—	5,808	609	11,094	11,703	(3,173)	1995	(a)
Clearwater Village	South Bend, IN	A	80	1,270	61	3,460	141	4,730	4,871	(1,489)	1986	(a)
Cobus Green	Elkhart, IN	—	762	7,037	—	2,835	762	9,872	10,634	(3,789)	1993	(a)
College Park Estates	Canton, MI	—	75	800	174	6,290	249	7,090	7,339	(2,420)	1978	(a)
Comal Farms	New Braunfels, TX	—	1,455	1,732	—	6,741	1,455	8,473	9,927	(1,331)	2000	(a&c)
Continental Estates	Davison, MI	B	1,625	16,581	150	1,847	1,775	18,428	20,203	(5,794)	1996	(a)
Continental North (1)	Davison, MI	B	—		—	8,648	—	8,648	8,648	(2,453)	1996	(a)
Corporate Headquarters	Farmington Hills, MI	—	—	—	442	8,918	442	8,918	9,359	(3,990)	Various
Country Acres	Cadillac, MI	B	380	3,495	—	1,647	380	5,142	5,522	(1,538)	1996	(a)
Country Meadows	Flat Rock, MI	A	924	7,583	296	13,707	1,220	21,290	22,510	(6,674)	1994	(a)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	—	1,179	1,274	12,136	13,411	(1,075)	2004	(a)
Countryside Gwinnett	Buford, GA	—	1,124	9,539	—	1,630	1,124	11,169	12,293	(988)	2004	(a)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	—	2,709	1,916	19,066	20,983	(1,637)	2004	(a)
Countryside Village	Perry, MI	—	275	3,920	185	3,315	460	7,235	7,695	(2,640)	1987	(a)
Creekside	Reidsville, NC	—	350	1,423	—	2,893	350	4,316	4,666	(794)	2000	(a&c)
Creekwood Meadows	Burton, MI	B	808	2,043	404	10,298	1,212	12,341	13,553	(3,030)	1997	(c)
Cutler Estates	Grand Rapids, MI	—	749	6,941	—	1,200	749	8,141	8,890	(2,666)	1996	(a)
Davison East (1)	Davison, MI	B	—		—	1,189	—	1,189	1,189	(203)	1996	(a)
Deerfield Run	Anderson, IN	1,700	990	1,607	—	4,612	990	6,219	7,209	(1,275)	1999	(a)
Desert View Village	West Wendover, NV	—	1,119	—	—	1,722	1,119	1,722	2,841	(809)	1998	(c)
Eagle Crest	Firestone, CO	A	2,015	150	—	28,900	2,015	29,050	31,065	(4,262)	1998	(c)
East Fork	Batavia, OH	—	1,280	6,302	—	6,627	1,280	12,929	14,209	(2,202)	2000	(a&c)
Edwardsville	Edwardsville, KS	—	425	8,805	541	4,481	966	13,286	14,252	(4,966)	1987	(a)
Falcon Pointe	East Lansing, MI	2,288	450	4,049	—	906	450	4,955	5,405	(548)	2003	(a)
Fisherman’s Cove	Flint, MI	B	380	3,438	—	1,888	380	5,326	5,706	(1,919)	1993	(a)
Forest Meadows	Philomath, OR	B	1,031	2,050	—	933	1,031	2,983	4,014	(625)	1999	(a)
Four Seasons	Elkhart, IN	B	500	4,811	—	1,266	500	6,077	6,577	(1,295)	2000	(a)
Glen Laurel	Concord, NC	—	1,641	453	—	8,066	1,641	8,519	10,160	(1,209)	2001	(a&c)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2006

(amounts in thousands)

			Initial cost to Company		Cost capitalized subsequent to acquisition Improvements		Gross amount carried at December 31, 2006			Accumulated depreciation	Date of construction (c) acquisition (a)
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total
Goldcoaster	Homestead, FL	B	446	4,234	172	2,230	618	6,464	7,082	(1,920)	1997	(a)
Grand	Grand Rapids, MI	B	374	3,587	—	1,178	374	4,765	5,139	(1,381)	1996	(a)
Groves	Ft. Myers, FL	B	249	2,396	—	868	249	3,264	3,513	(1,062)	1997	(a)
Hamlin	Webberville, MI	B	125	1,675	536	6,854	661	8,529	9,190	(1,728)	1984	(a)
High Point	Frederica, DE	—	898	7,031	—	3,814	898	10,845	11,743	(1,861)	1997	(a)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,171	243	5,378	5,621	(2,060)	1986	(a)
Holly / Hawaiian Gardens	Holly, MI	B	1,514	13,596	—	431	1,514	14,027	15,541	(1,183)	2004	(a)
Holly Forest	Holly Hill, FL	A	920	8,376	—	524	920	8,900	9,820	(2,819)	1997	(a)
Hunters Glen	Wayland, MI	3,715	1,102	11,926	—	1,137	1,102	13,063	14,165	(1,337)	2004	(a)
Indian Creek	Ft. Myers Beach, FL	B	3,832	34,660	—	2,926	3,832	37,586	41,418	(12,975)	1996	(a)
Island Lake	Merritt Island, FL	B	700	6,431	—	458	700	6,889	7,589	(2,612)	1995	(a)
Kensington Meadows	Lansing, MI	A	250	2,699	—	5,804	250	8,503	8,753	(2,425)	1995	(a)
Kenwood	La Feria, TX	—	145	1,842	—	168	145	2,010	2,155	(530)	1999	(a)
King’s Court	Traverse City, MI	A	1,473	13,782	—	2,396	1,473	16,178	17,651	(5,453)	1996	(a)
King’s Lake	Debary, FL	B	280	2,542	—	2,371	280	4,913	5,193	(1,774)	1994	(a)
Knollwood Estates	Allendale, MI	2,538	400	4,061	—	1,016	400	5,077	5,477	(905)	2001	(a)
Lafayette Place	Warren, MI	B	669	5,979	—	2,397	669	8,376	9,045	(2,175)	1998	(a)
Lake Juliana	Auburndale, FL	B	335	3,048	—	1,515	335	4,563	4,898	(1,587)	1994	(a)
Lake San Marino	Naples, FL	B	650	5,760	—	849	650	6,609	7,259	(2,233)	1996	(a)
Lakeview	Ypsilanti, MI	—	1,156	10,903	—	1,213	1,156	12,116	13,272	(1,059)	2004	(a)
Liberty Farms	Valparaiso, IN	B	66	1,201	116	2,487	182	3,688	3,870	(1,353)	1985	(a)
Lincoln Estates	Holland, MI	B	455	4,201	—	1,133	455	5,334	5,789	(1,730)	1996	(a)
Maplewood Mobile	Lawrence, IN	B	275	2,122	—	1,690	275	3,812	4,087	(1,374)	1989	(a)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	3,706	1,315	15,204	16,518	(6,061)	1994	(a)
Meadowbrook	Charlotte, NC	—	1,310	6,570	—	4,792	1,310	11,362	12,672	(2,116)	2000	(a&c)
Meadowbrook Estates	Monroe, MI	B	431	3,320	379	7,966	810	11,286	12,096	(4,192)	1986	(a)
Meadowbrook Village	Tampa, FL	B	519	4,728	—	567	519	5,295	5,814	(2,220)	1994	(a)
Meadows	Nappanee, IN	B	287	2,300	—	3,959	287	6,259	6,546	(2,167)	1987	(a)
North Point Estates	Pueblo, CO	—	1,582	3,027	—	4,002	1,583	7,029	8,612	(1,234)	2001	(c)
Oak Crest	Austin, TX	—	4,311	12,611	—	3,586	4,311	16,197	20,508	(2,482)	2002	(a)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	—	8,994	1,964	15,395	17,359	(3,544)	1998	(a)
Orange Tree	Orange City, FL	B	283	2,530	15	963	298	3,493	3,791	(1,308)	1994	(a)
Orchard Lake	Milford, OH	C	395	4,025	—	247	395	4,272	4,667	(1,138)	1999	(a)
Pebble Creek	Greenwood, IN	—	1,030	5,074	—	4,192	1,030	9,266	10,296	(1,871)	2000	(a&c)
Pecan Branch	Georgetown, TX	—	1,379	—	235	4,479	1,614	4,479	6,093	(789)	1999	(c)
Pheasant Ridge	Lancaster, PA	B	2,044	19,279	—	211	2,044	19,490	21,535	(2,993)	2002	(a)
Pin Oak Parc	O’Fallon, MO	A	1,038	3,250	467	6,643	1,505	9,893	11,398	(2,933)	1994	(a)
Pine Hills	Middlebury, IN	—	72	544	60	3,235	132	3,779	3,911	(1,177)	1980	(a)
Pine Ridge	Petersburg, VA	B	405	2,397	—	2,853	405	5,250	5,655	(1,731)	1986	(a)
Pine Trace	Houston, TX	6,254	2,907	17,169	—	1,203	2,907	18,372	21,278	(1,989)	2004	(a)
Presidential	Hudsonville, MI	A	680	6,314	—	2,951	680	9,265	9,945	(2,876)	1996	(a)
Richmond	Richmond, MI	B	501	2,040	—	948	501	2,988	3,489	(777)	1998	(a)
River Haven	Grand Haven, MI	9,137	1,800	16,967	—	2,792	1,800	19,759	21,559	(3,670)	2001	(a)
River Ranch	Austin, TX	—	4,690	843	—	8,522	4,690	9,365	14,055	(1,042)	2000	(a&c)
River Ridge	Austin, TX	—	3,201	15,090	—	3,819	3,201	18,909	22,110	(3,097)	2002	(a)
Roxbury	Goshen, IN	A	1,057	9,870	—	1,592	1,058	11,462	12,520	(2,094)	2001	(a)
Royal Country	Miami, FL	54,000	2,290	20,758	—	1,274	2,290	22,032	24,322	(9,452)	1994	(a)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2006

(amounts in thousands)

			Initial cost to Company		Cost capitalized subsequent to acquisition Improvements		Gross amount carried at December 31, 2006			Accumulated depreciation	Date of construction (c) acquisition (a)
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total
Saddle Oak Club	Ocala, FL	A	730	6,743	—	970	730	7,713	8,443	(3,014)	1995	(a)
Saddlebrook	San Marcos, TX	—	1,703	11,843	—	4,320	1,703	16,163	17,867	(2,391)	2002	(a)
Scio Farms	Ann Arbor, MI	B	2,300	22,659	—	5,703	2,300	28,362	30,662	(10,048)	1995	(a)
Sea Air	Rehoboth Beach, DE	—	1,207	10,179	—	1,258	1,207	11,437	12,644	(2,155)	1997	(a)
Sheffield	Auburn Hills, MI	4,500	778	7,165	—	120	778	7,285	8,062	(141)	2006	(a)
Sherman Oaks	Jackson, FL	—	200	2,400	240	5,776	440	8,176	8,616	(2,915)	1986	(a)
Siesta Bay	Ft. Myers Beach, FL	B	2,051	18,549	—	1,379	2,051	19,928	21,979	(6,925)	1996	(a)
Silver Star	Orlando, FL	B	1,022	9,306	—	698	1,022	10,004	11,026	(3,459)	1996	(a)
Snow to Sun	Weslaco, TX	B	190	2,143	13	1,087	203	3,230	3,433	(996)	1997	(a)
Southfork	Belton, MO	B	1,000	9,011	—	3,399	1,000	12,410	13,410	(3,209)	1997	(a)
St. Clair Place	St. Clair, MI	B	501	2,029	—	680	501	2,709	3,210	(884)	1998	(a)
Stonebridge	San Antonio, TX	—	2,515	2,096	—	7,542	2,515	9,638	12,153	(1,590)	2000	(a&c)
Stonebridge	Richfield Twp., MI	—	2,044	—	2,122	—	4,166	—	4,166	—	1998	(c)
Summit Ridge	Converse, TX	—	2,615	2,092	—	7,041	2,615	9,133	11,748	(1,571)	2000	(a&c)
Sun Villa	Reno, NV	18,300	2,385	11,773	—	1,081	2,385	12,854	15,239	(3,489)	1998	(a)
Sunset Ridge	Kyle, TX	—	2,190	2,775	—	6,363	2,190	9,138	11,328	(1,694)	2000	(a&c)
Sunset Ridge	Portland, MI	—	2,044	—	—	14,259	2,044	14,259	16,302	(2,311)	1998	(c)
Tampa East	Tampa, FL	—	734	6,310	—	1,105	734	7,415	8,149	(417)	2005	(a)
Timber Ridge	Ft. Collins, CO	A	990	9,231	—	3,059	990	12,290	13,280	(3,898)	1996	(a)
Timberbrook	Bristol, IN	—	490	3,400	101	8,463	591	11,863	12,454	(4,196)	1987	(a)
Timberline Estates	Grand Rapids, MI	A	535	4,867	—	1,838	536	6,705	7,241	(2,446)	1994	(a)
Town and Country	Traverse City, MI	B	406	3,736	—	502	406	4,238	4,644	(1,439)	1996	(a)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	12,024	1,427	15,524	16,951	(5,477)	1989	(a)
Village Trails	Howard City, MI	B	988	1,472	—	1,559	988	3,031	4,018	(773)	1998	(a)
Water Oak	Lady Lake, FL	A	2,834	16,706	(161)	11,317	2,673	28,023	30,696	(10,505)	1993	(a)
West Glen Village	Indianapolis, IN	B	1,100	10,028	—	3,072	1,100	13,100	14,200	(4,793)	1994	(a)
Westbrook	Toledo, OH	A	1,110	10,462	—	2,255	1,110	12,717	13,827	(3,139)	1999	(a)
Westbrook Senior	Toledo, OH	A	355	3,295	—	409	355	3,704	4,060	(687)	2001	(a)
White Lake	White Lake, MI	A	672	6,179	1	6,056	673	12,235	12,907	(3,148)	1997	(a)
White Oak	Mt. Morris, MI	A	782	7,245	373	5,435	1,155	12,680	13,835	(3,499)	1997	(a)
Willowbrook	Toledo, OH	A	781	7,054	1	1,819	782	8,873	9,654	(2,327)	1997	(a)
Windham Hills	Jackson, MI	A	2,673	2,364	—	12,063	2,673	14,427	17,100	(3,267)	1998	(a)
Woodhaven Place	Woodhaven, MI	A	501	4,541	—	2,038	501	6,579	7,080	(1,671)	1998	(a)
Woodlake Estates	Yoder, IN	B	632	3,674	—	3,704	632	7,378	8,010	(1,844)	1998	(a)
Woodlake Trails	San Antonio, TX	—	1,186	287	160	4,492	1,346	4,779	6,126	(832)	2000	(a&c)
Woodland Park Estates	Eugene, OR	5,986	1,592	14,398	1	2,355	1,593	16,753	18,345	(4,556)	1998	(a)
Woods Edge	West Lafayette, IN	B	100	2,600	3	9,893	103	12,493	12,596	(3,616)	1985	(a)
Woodside Terrace	Holland, OH	A	1,064	9,625	—	2,767	1,064	12,392	13,456	(3,642)	1997	(a)
Worthington Arms	Lewis Center, OH	A	376	2,624	—	1,981	376	4,605	4,981	(1,719)	1990	(a)
			$136,202	$839,284	$12,443	$524,833	$148,645	$1,364,117	$1,512,762	$(351,113)

A These communities collateralize $385.3 million of secured debt.

B These communities collateralize $492.7 million of secured debt.

C These communities collateralize $4.4 million of secured debt.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED

DECEMBER 31, 2006

(amounts in thousands)

The change in investment property for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Balance, beginning of year	$1,458,122	$1,380,553	$1,220,405
Community and land acquisitions, including immediate improvements	8,012	9,759	118,222
Community expansion and development	3,052	3,633	11,606
Improvements, other	54,380	82,119	54,768
Dispositions and other	(10,804)	(17,942)	(24,448)
Balance, end of year	$1,512,762	$1,458,122	$1,380,553

The change in accumulated depreciation for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Balance, beginning of year	$296,302	$248,597	$209,921
Depreciation for the year	56,784	50,473	40,788
Dispositions and other	(1,973)	(2,768)	(2,112)
Balance, end of year	$351,113	$296,302	$248,597