Form 10-Q
period 2007-03-31
SUN COMMUNITIES INC
filed 2007-05-09
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]  No [ ]

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of March 31, 2007: 18,276,032

SUN COMMUNITIES, INC.

INDEX

		Pages
PART I
Item 1	Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	4
	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2007 and 2006	5
	Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2007	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7-16
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4	Controls and Procedures	27
PART II
Item 6	Exhibits required by Item 601 of Regulation S-K	28
	Signatures	29

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS
Investment property, net	$1,153,507	$1,161,649
Cash and cash equivalents	4,335	3,183
Inventory of manufactured homes	8,830	12,082
Investment in affiliate	29,626	29,319
Notes and other receivables	29,906	41,407
Other assets	41,581	42,099

Total assets	$1,267,785	$1,289,739

LIABILITIES
Debt	$1,109,056	$1,080,450
Line of credit	48,600	86,400
Other liabilities	30,098	31,301

Total liabilities	1,187,754	1,198,151

Minority interest	9,940	12,391

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized, 20,078 and 20,028 issued in 2007 and 2006, respectively	201	200
Additional paid-in capital	455,302	452,882
Officer’s notes	(8,999)	(9,083)
Accumulated comprehensive earnings	566	820
Distributions in excess of accumulated earnings	(313,379)	(302,022)
Treasury stock, at cost, 1,802 shares in 2007 and 2006	(63,600)	(63,600)

Total stockholders’ equity	70,091	79,197

Total liabilities and stockholders’ equity	$1,267,785	$1,289,739

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands except for per share data)

(unaudited)

	2007	2006
REVENUES
Income from real property	$49,242	$48,073
Revenue from home sales	6,150	3,256
Rental home revenue	4,128	2,936
Ancillary revenues, net	263	269
Interest	789	828
Other income	250	469
Total revenues	60,822	55,831

COSTS AND EXPENSES
Property operating and maintenance	11,722	11,385
Real estate taxes	4,098	3,894
Cost of home sales	4,924	2,397
Rental home operating and maintenance	2,829	2,199
General and administrative - real property	4,410	5,130
General and administrative - home sales and rentals	1,658	1,587
Depreciation and amortization	15,350	14,978
Interest	15,169	14,725
Interest on mandatorily redeemable debt	917	1,089
Total expenses	61,077	57,384
Equity income from affiliate	307	281
Income (loss) from operations	52	(1,272)
Less income (loss) allocated to minority interest	6	(115)
Income (loss) before cumulative effect of change in accounting principle	46	(1,157)
Cumulative effect of change in accounting principle	—	289
Net income (loss)	$46	$(868)

Weighted average common shares outstanding:
Basic	17,841	17,534
Diluted	17,985	17,534
Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.00	$(0.07)
Cumulative effect of change in accounting principle	—	0.02
Net income (loss)	$0.00	$(0.05)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands)

(unaudited)

	2007	2006
Net income (loss)	$46	$(868)
Unrealized income (loss) on interest rate swaps	(254)	844
Comprehensive loss	$(208)	$(24)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Officer’s Notes	Accumulated Comprehensive Earnings (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity
Balance, December 31, 2006	$200	$452,882	$(9,083)	$820	$(302,022)	$63,600	$79,197
Issuance of common stock, net	1	1,505	—	—	(1,757)	—	(251)
Exercise of stock options	—	38	—	—	—	—	38
Stock-based compensation - amortization and forfeitures	—	877	—	—	21	—	898
Repayment of officer’s notes	—	—	84	—	—	—	84
Net income	—	—	—	—	46	—	46
Unrealized loss on interest rate swaps	—	—	—	(254)	—	—	(254)
Cash distributions declared of $0.63 per share	—	—	—	—	(9,667)	—	(9,667)
Balance, March 31, 2007	$201	$455,302	$(8,999)	$566	$(313,379)	$63,600	$70,091

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(amounts in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46	$(868)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income (loss) allocated to minority interests	6	(115)
Loss (gain) on valuation of derivative instruments	(122)	43
Stock compensation expense, net of cumulative effect of change in accounting principle	928	1,060
Depreciation and amortization	16,090	15,754
Amortization of deferred financing costs	364	454
Equity income from affiliate	(307)	(281)
Decrease (increase) in notes receivable from sale of homes	(1,853)	12
Decrease in inventory, other assets and other receivables, net	2,147	1,307
Decrease in accounts payable and other liabilities	(1,233)	(1,698)
Net cash provided by operating activities	16,066	15,668
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(6,388)	(19,426)
Decrease in notes receivable and officer’s notes, net	13,161	88
Net cash provided by (used in) investing activities	6,773	(19,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(1,213)	(1,323)
Proceeds from option exercise	38	1,564
Borrowings on lines of credit	22,194	41,800
Repayments on lines of credit	(59,994)	(24,800)
Payments to retire preferred operating partnership units	(4,500)	—
Payments to redeem notes payable and other debt	(4,440)	(1,013)
Proceeds from notes payable and other debt	37,500	—
Payments for deferred financing costs	(156)	(105)
Distributions	(11,116)	(12,725)
Net cash provided by (used in) financing activities	(21,687)	3,398

Net increase (decrease) in cash and cash equivalents	1,152	(272)

Cash and cash equivalents, beginning of period	3,183	5,880

Cash and cash equivalents, end of period	$4,335	$5,608
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,817	$14,489
Cash paid for interest on mandatorily redeemable debt	$888	$1,077
Noncash investing and financing activities:
Debt assumed for rental properties	$—	$4,500
Unrealized gain (loss) on interest rate swaps	$(254)	$844

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation:

These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the “Company”) and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and notes thereto of the Company included in the Annual Report on Form 10-K for the year ended December 31, 2006. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.	Investment Property:

The following summarizes investment property (amounts in thousands):

	(Unaudited) March 31, 2007	December 31, 2006
Land	$117,564	$117,563
Land improvements and buildings	1,177,391	1,175,045
Rental homes and improvements	154,960	151,843
Furniture, fixtures, and equipment	36,571	37,229
Land held for future development	31,082	31,082
	1,517,568	1,512,762
Less accumulated depreciation	(364,061)	(351,113)
Investment property, net	$1,153,507	$1,161,649

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	March 31, 2007	December 31, 2006
Mortgage note receivable, with interest payable at a weighted average interest rate of 7.92% at December 31, 2006, collateralized by a manufactured home community.	$—	$13,532
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 6.9% and 15 years and 6.7% and 15 years, net of allowance for losses of $0.1 and $0.2 million at March 31, 2007, and December 31, 2006, respectively.	22,844	20,537
Other receivables, net of allowance for losses of $0.2 and $0.3 million at March 31, 2007, and December 31, 2006, respectively.	7,062	7,338
	$29,906	$41,407

On March 1, 2007, the $13.5 million mortgage note receivable was repaid by the borrower.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of March 31, 2007, and December 31, 2006 (in thousands except for shares and units):

	At March 31, 2007			At December 31, 2006
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$1,040	63,993		$1,050	64,586	—
Secured - $6.6 million	5,283	142,092	102,223	5,332	143,409	103,170
Secured - $1.0 million	818	75,647	—	826	76,348	—
Unsecured - $1.0 million	818	—	—	826	—	—
Unsecured - $1.3 million	1,040	—	—	1,049	—	—
	$8,999	281,732	102,223	$9,083	284,343	103,170

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables, continued:

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.1 million for the three months ended March 31, 2007 and 2006.

4.	Investment in Affiliate:

Origen Financial, Inc. (“Origen”) is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. In December of 2006, the Company recognized an $18.0 million impairment of the carrying value of its equity investment in Origen. The Company owns approximately 20% of Origen at March 31, 2007, and its investment is accounted for using the equity method of accounting. Equity earnings recorded through March 31, 2007, reflect the Company’s estimate of its portion of the anticipated earnings of Origen for the period ending March 31, 2007, and the Company’s adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

5.	Debt:

The following table sets forth certain information regarding debt (amounts in thousands):

	March 31, 2007	December 31, 2006
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	$491,157	$492,749
Collateralized term loans - FNMA, of which $77.4M is variable, due May 1, 2014 and January 1, 2015, at the Company’s option, interest at 4.51 - 5.3% at March 31, 2007, and December 31, 2006.	384,407	385,299
Preferred OP units, redeemable at various dates through January 2, 2014, average interest at 7.2% at March 31, 2007, and 6.9% at December 31, 2006.	49,447	53,947
Mortgage notes, other, maturing at various dates through May 1, 2017, average interest at 6.2% at March 31, 2007, and December 31, 2006.	184,045	148,455
	$1,109,056	$1,080,450

The collateralized term loans totaling $875.6 million at March 31, 2007, are secured by 87 properties comprising approximately 31,093 sites representing approximately $592.4 million of net book value. The mortgage notes totaling $184.0 million at March 31, 2007, are collateralized by 16 communities comprising approximately 5,863 sites representing approximately $173.8 million of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Debt, continued:

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.75% (7.17% at March 31, 2007). The outstanding balance on the line of credit at March 31, 2007, was $48.6 million. In addition, $3.4 million of availability was used to back standby letters of credit leaving a maximum of $63.0 million available to be drawn under the facility.

In March of 2006, the Company closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At March 31, 2007, there was no outstanding balance.

In February of 2007, the Company redeemed $4.5 million of Preferred OP units.

During the quarter the Company completed financings of $17.5 million and $20.0 million at interest rates of 5.842 percent and 5.825 percent, respectively. The loans are secured by two properties and have interest only payments for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit.

At March 31, 2007, the total of maturities and amortization of debt during the next five years, are approximately as follows: 2008 – $27.1 million; 2009 - $18.5 million; 2010 - $32.5 million, 2011 - $17.8 million; 2012 - $115.8 million and $897.4 million thereafter.

The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At March 31, 2007, and December 31, 2006, the Company was in compliance with all covenants.

6.	Other Income (Loss):

The components of other income (loss) are as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Brokerage commissions	$203	$333
Disposal of assets	2	32
Other	45	104
	$250	$469

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Segment Reporting (amounts in thousands):

The consolidated operations of the Company can be segmented into home sales and home rentals, and real property operations segments. Following is a presentation of selected financial information:

	Three months ended March 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$49,242 (2)	$10,278	$59,520
Operating expenses/Cost of sales	15,820	7,753	23,573
Net operating income (1)/Gross profit	33,422	2,525	35,947
Adjustments to arrive at net income (loss):
Other revenues	1,009	293	1,302
General and administrative	(4,410)	(1,658)	(6,068)
Depreciation and amortization	(11,404)	(3,946)	(15,350)
Interest expense	(16,052)	(34)	(16,086)
Equity income from affiliate	307	—	307
Income allocated to minority interest	(6)	—	(6)
Net income (loss)	$2,866	$(2,820)	$46

	Three months ended March 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$48,073 (2)	$6,192	$54,265
Operating expenses/Cost of sales	15,279	4,596	19,875
Net operating income (1)/Gross profit	32,794	1,596	34,390
Adjustments to arrive at net income (loss):
Other revenues	1,293	273	1,566
General and administrative	(5,130)	(1,587)	(6,717)
Depreciation and amortization	(11,503)	(3,475)	(14,978)
Interest expense	(15,804)	(10)	(15,814)
Equity income from affiliate	281	—	281
Loss allocated to minority interest	115	—	115
Income (loss) before cumulative effect of change in accounting principle	$2,046	$(3,203)	$(1,157)
Cumulative effect of change in accounting principle	289	—	289
Net income (loss)	$2,335	$(3,203)	$(868)

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

(2) Seasonal recreational vehicle revenue is included in Property Operations revenues and is approximately $5.3 million annually. This seasonal revenue is recognized approximately 53% in the first quarter, 7% in both the second and third quarters and 33% in the fourth quarter of each fiscal year.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7.	Segment Reporting (amounts in thousands), continued:

Selected balance sheet data	March 31, 2007			December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,023,908	$129,599	$1,153,507	$1,031,771	$129,878	$1,161,649
Cash and cash equivalents	4,174	161	4,335	3,457	(274)	3,183
Inventory of manufactured homes	—	8,830	8,830	—	12,082	12,082
Investment in affiliate	29,626	—	29,626	29,319	—	29,319
Notes and other receivables	27,834	2,072	29,906	40,583	824	41,407
Other assets	40,133	1,448	41,581	40,921	1,178	42,099
Total assets	$1,125,675	$142,110	$1,267,785	$1,146,051	$143,688	$1,289,739

8.	Derivative Instruments and Hedging Activities:

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

The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment decreased interest expense by $0.1 million and increased interest expense by $0.04 million for the three months ended March 31, 2007 and 2006, respectively.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded an asset of $0.4 million and $0.6 million as of March 31, 2007, and December 31, 2006, respectively.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Income Taxes:

The Company has elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends. SHS, the Company’s taxable REIT subsidiary, is subject to U.S. federal income taxes.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, which would have been accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had no unrecognized tax benefits. There have been no material changes to the unrecognized tax benefits during the 1st quarter of 2007, nor are any expected within the next twelve months.

The Company and its subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2002. Neither the IRS nor any state or local tax jurisdictions have commenced examinations of any income tax returns.

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. As of the date of adoption, no interest or penalty associated with any unrecognized tax benefit was accrued, nor was any interest or penalty recognized during the quarter.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Earnings (Loss) Per Share (in thousands):

For the three months ended March 31, 2007 and 2006:

	2007	2006
Earnings (loss) used for basic and diluted earnings (loss) per share computation:
Net income (loss)	$46	$(868)

Weighted average shares used for basic earnings (loss) per share	17,841	17,534
Dilutive securities:
Stock options and other	144	—
Diluted weighted average shares	17,985	17,534

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three month period ending March 31, 2006, is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

The Company also has the following potentially convertible securities which, if converted, may impact dilution:

Convertible Securities	Number of units issued	Conversion Features
Series A Preferred OP Units	1,325,275	Convertible to common stock at $68 per share/unit. Mandatorily redeemable on January 2, 2014

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	Commitments and Contingencies:

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which remains pending.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12.	Subsequent events:

Subsequent to quarter end, the Company extended $15.8 million of debt with an original maturity date of April 1, 2007. The transaction extended the maturity date of the debt until April 1, 2012, and reduced the spread over LIBOR by 0.25 percent. As part of the transaction the Company paid down the principal balance of the debt by $1.0 million.

13.	Recent Accounting Pronouncements:

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and loses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its results from operations or financial position.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three months ended March 31, 2007, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 and 2006

For the three months ended March 31, 2007, income from operations increased by $1.3 million from a loss of $(1.2) million to income of $0.1 million, when compared to the three months ended March 31, 2006. The increase was due to increased revenues of $5.0 million, offset by increased expenses of $3.7 million as described in more detail below.

Income from real property increased by $1.1 million from $48.1 million to $49.2 million, or 2.3 percent, primarily due to rent increases.

Revenue from home sales increased by $2.9 million from $3.3 million to $6.2 million, or 87.9 percent. The Company sold 185 manufactured homes during the three months ended March 31, 2007, as compared to 71 sales during the same period in 2006. Consumer demand shifted to pre-owned homes, which resulted in a decrease in average sales price of 27.5 percent. The decrease in average sales price was more than offset by additional revenue resulting from the increase in the number of homes sold.

Rental home revenue increased by $1.2 million from $2.9 million to $4.1 million, or 41.4 percent. The number of tenants in the Company’s rental program increased from 4,215 at March 31, 2006, to 4,860 at March 31, 2007, resulting in additional revenue of approximately $0.7 million. The remainder of the increase resulted from an increase in the average rental rate per home from $653 per month at March 31, 2006, to $697 per month at March 31, 2007.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Other income decreased by $0.2 million from $0.5 million to $0.3 million due primarily to a decrease in brokerage commissions.

Property operating and maintenance expenses increased by $0.3 million from $11.4 million to $11.7 million, or 2.6 percent. The increase was due to increases in payroll and health insurance costs ($0.2 million) and property insurance cost ($0.1 million).

Real estate taxes increased by $0.2 million due to increases in assessments and tax rates.

Cost of home sales increased by $2.5 million from $2.4 million to $4.9 million, or 104.2 percent due primarily to the increase in the number of homes sold. The Company sold 185 manufactured homes during the three months ended March 31, 2007, as compared to 71 sales during the same period in 2006. Gross profit margins decreased from 26.4 percent in the first quarter of 2006 to 19.9 percent in the first quarter of 2007 due to increased sales of pre-owned homes at lower margins.

Rental home operating and maintenance expense increased by $0.6 million from $2.2 million to $2.8 million, or 27.3 percent due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for real property decreased by $0.7 million, from $5.1 million to $4.4 million, due to a decrease in payroll and benefits of $0.4 million and a decrease in legal fees of $0.3 million.

General and administrative expenses for home sales and rentals increased by $0.1 million from $1.6 million to $1.7 million, or 6.2 percent due primarily to an increase in commissions.

Depreciation and amortization increased by $0.4 million from $15.0 million to $15.4 million, or 2.7 percent, due primarily to an increase in the total rental home portfolio.

Interest expense, including interest on mandatorily redeemable debt, increased by $0.3 million from $15.8 million to $16.1 million, or 1.9 percent due to an increase in average debt balances of 2.5 percent.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the three months ended March 31, 2007 and 2006. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2006, and March 31, 2007. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented.

	Same Property				Total Portfolio
	2007		2006		2007		2006
	(in thousands)				(in thousands)
Income from real property	$47,326		$46,151		$49,242		$48,073
Property operating expenses:
Property operating and maintenance	9,145	(4)	8,907	(4)	11,722		11,385
Real estate taxes	4,074		3,875		4,098		3,894
Property operating expenses	13,219		12,782		15,820		15,279
Real property net operating income (1)	$34,107		$33,369		$33,422		$32,794
Number of properties	135		135		136		136
Developed sites	47,466		47,442		47,608		47,584
Occupied sites	38,012	(2)	38,512	(2)	38,039	(2)	38,539	(2)
Occupancy %	83.1%	(3)	84.4%	(3)	82.8%	(3)	84.2%	(3)
Weighted average monthly rent per site	$374	(3)	$360	(3)	$373	(3)	$360	(3)
Sites available for development	6,310		6,359		6,808		6,857
Sites planned for development in next year	18		41		18		41

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

(4) Amounts are reported net of water and sewer utility revenues.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

On a same property basis, real property net operating income increased by $0.7 million from $33.4 million for the three months ended March 31, 2006, to $34.1 million for the three months ended March 31, 2007, or 2.2 percent. Income from real property increased by $1.1 million from $46.2 million to $47.3 million, or 2.6 percent, due primarily to increases in rents. Property operating expenses increased by $0.4 million from $12.8 million to $13.2 million, or 3.4 percent, due to increases in real estate taxes ($0.2 million), payroll and health benefit costs ($0.2 million), and other ($0.1 million), partially offset by a decrease in utility costs ($0.1 million).

Rental Program

The following tables reflect additional information regarding the Company’s rental program for the three months ended and as of March 31, 2007 and 2006:

	2007	2006
	(in thousands except for *)
Rental home revenue	$4,128	$2,936
Site rent included in Income from real property	5,065	4,186
Rental program revenue	9,193	7,122
Expenses
Payroll and commissions	493	454
Repairs and refurbishment	1,432	957
Taxes and insurance	581	594
Other	323	194
Rental program operating and maintenance	2,829	2,199
Net operating income (1)	$6,364	$4,923

Number of occupied rentals, end of period*	4,860	4,215
Cost of occupied rental homes	$144,215	$124,007
Weighted average monthly rental rate*	$697	$653

(1) See Note (1) following Same Property Information

Net operating income from the rental program increased $1.5 million from $4.9 million in the first quarter of 2006 to $6.4 million in the first quarter of 2007 as a result of a $2.1 million increase in revenue offset by a $0.6 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties and debt repayment.

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through its $155.0 million lines of credit. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership’s unitholders.

The Company has invested approximately $0.3 million in its development communities for the three months ended March 31, 2007, consisting primarily of costs necessary to complete home site improvements such as driveways, sidewalks, piers, pads and runners. The Company plans to invest approximately $2 to $3 million in developments consisting of expansions to existing communities during 2007. The Company expects to finance these investments by using net cash flows provided by operating activities and by drawing upon its line of credit.

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

The Company has also invested approximately $3.1 million during the three months ended March 31, 2007, in homes primarily intended for its rental program. Expenditures for the remainder of 2007 will be dependent upon the condition of the markets for repossessions and new home sales, as well as the demand for rental homes.

Cash and cash equivalents increased by $1.1 million from $3.2 million at December 31, 2006, to $4.3 million at March 31, 2007. Net cash provided by operating activities increased by $0.4 million to $16.1 million for the three months ended March 31, 2007, compared to $15.7 million for the three months ended March 31, 2006.

The Company’s net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s current markets generally, and specifically in metropolitan areas of the Company’s current markets; (b) lower occupancy and rental rates of the Company’s properties (the “Properties”); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; and (d) decreased sales of manufactured homes. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, continued:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If the Company is unable obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At March 31, 2007, the Company’s debt to total market capitalization approximated 64.5 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 7.1 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the three months ended March 31, 2007 and 2006 included recurring capital expenditures of $1.2 million and $1.4 million, respectively.

Net cash provided by investing activities was $6.8 million for the three months ended March 31, 2007, compared to $(19.3) million cash used in investing activities for the three months ended March 31, 2006. The increase of $26.1 million was due to a $13.1 million decrease in notes receivable and officers’ notes, net, and decreased investment in rental property of $13.0 million.

Net cash used in financing activities was $(21.7) million for the three months ended March 31, 2007, compared to $3.4 million of cash provided by financing activities for the three months ended March 31, 2006. The difference is primarily due to a $54.8 million increase in net repayments on lines of credit, a $4.5 million increase in payments to retire preferred operating partnership units, a decrease in net proceeds from option exercises and the issuance of common stock and OP units, net of $1.4 million, and increased payments for deferred financing costs of $0.1 million, offset by an increase in net proceeds from notes payable and other debt of $34.1 million and decreased distributions of $1.6 million.

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the three months ended March 31, 2007 and 2006 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, continued:

RECONCILIATION OF NET INCOME (LOSS) TO FUNDS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Amounts in thousands, except per share/OP unit amounts) (Unaudited)

	2007	2006
Net income (loss)	$46	$(868)
Adjustments:
Depreciation and amortization	15,572	15,588
Valuation adjustment(1)	(122)	43
Gain on disposition of assets, net	(2)	(32)
Income (loss) allocated to minority interest	6	(115)
Funds from operations (FFO)	$15,500	$14,616

Weighted average common shares/OP Units outstanding:
Basic	20,143	19,857
Diluted	20,287	20,007

FFO per weighted average Common Share/OP Unit - Basic	$0.77	$0.74
FFO per weighted average Common Share/OP Unit - Diluted	$0.76	$0.73

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

Safe Harbor Statement

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company’s expectations of future events.

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

The Company’s variable rate debt totals $146.2 million and $188.2 million as of March 31, 2007 and 2006, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the three months ended March 31, 2007 and 2006, the Company believes its interest expense would have increased or decreased by approximately $1.5 million and $1.8 million based on the $153.2 million and $182.1 million average balance outstanding under the Company’s variable rate debt facilities for the three months ended March 31, 2007 and 2006, respectively.

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

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II

ITEM 6.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: May 9, 2007	By:	/s/Jeffrey P. Jorissen
Jeffrey P. Jorissen, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No	Description
10.1	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000
10.2	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.
10.3

Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000

10.4

Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB

10.5	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000
10.6	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB
10.7	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000
10.8	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002