Form 10-Q
period 2007-06-30
SUN COMMUNITIES INC
filed 2007-08-06
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of June 30, 2007: 18,234,163

SUN COMMUNITIES, INC.

INDEX

		Pages
PART I
Item 1	Financial Statements (Unaudited):
	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	4
	Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2007 and 2006	5
	Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2007	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	30
PART II
Item 4	Submission of Matters to a Vote of Security Holders	31
Item 6	Exhibits required by Item 601 of Regulation S-K	31
	Signatures	32

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS
Investment property, net	$1,144,745	$1,161,649
Cash and cash equivalents	2,814	3,183
Inventory of manufactured homes	8,330	12,082
Investment in affiliate	29,667	29,319
Notes and other receivables	34,344	41,407
Other assets	42,439	42,099

Total assets	$1,262,339	$1,289,739

LIABILITIES
Debt	$1,105,319	$1,080,450
Lines of credit	56,136	86,400
Other liabilities	33,475	31,301

Total liabilities	1,194,930	1,198,151

Minority interest	8,212	12,391

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized, 20,130 and 20,028 issued in 2007 and 2006, respectively	201	200
Additional paid-in capital	457,268	452,882
Officer's notes	(8,913)	(9,083)
Accumulated comprehensive earnings	1,222	820
Distributions in excess of accumulated earnings	(326,981)	(302,022)
Treasury stock, at cost, 1,802 shares in 2007 and 2006	(63,600)	(63,600)

Total stockholders' equity	59,197	79,197

Total liabilities and stockholders' equity	$1,262,339	$1,289,739

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Income from real property	$46,420	$45,587	$95,662	$93,660
Revenue from home sales	6,205	7,291	12,355	10,547
Rental home revenue	4,432	3,630	8,560	6,566
Ancillary revenues, net	88	31	351	300
Interest	667	844	1,456	1,672
Other income	(344)	991	(94)	1,460
Total revenues	57,468	58,374	118,290	114,205

COSTS AND EXPENSES
Property operating and maintenance	11,693	11,714	23,415	23,099
Real estate taxes	4,097	3,903	8,195	7,797
Cost of home sales	4,832	5,806	9,756	8,203
Rental home operating and maintenance	3,035	2,295	5,864	4,494
General and administrative - real property	3,787	4,269	8,197	9,399
General and administrative - home sales and rentals	1,320	1,687	2,978	3,274
Depreciation and amortization	15,582	14,785	30,932	29,763
Interest	15,212	15,250	30,381	29,975
Interest on mandatorily redeemable debt	892	986	1,809	2,075
Total expenses	60,450	60,695	121,527	118,079
Equity income from affiliate	541	386	848	667
Loss from operations	(2,441)	(1,935)	(2,389)	(3,207)
Less loss allocated to minority interest	(278)	(226)	(272)	(341)
Loss before cumulative effect of change in accounting principle	(2,163)	(1,709)	(2,117)	(2,866)
Cumulative effect of change in accounting principle	—	—	—	289
Net loss	$(2,163)	$(1,709)	$(2,117)	$(2,577)

Weighted average common shares outstanding:
Basic	17,923	17,615	17,882	17,574
Diluted	17,923	17,615	17,882	17,574
Basic and diluted earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.12)	$(0.10)	$(0.12)	$(0.17)
Cumulative effect of change in accounting principle	—	—	—	0.02
Net loss	$(0.12)	$(0.10)	$(0.12)	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,163)	$(1,709)	$(2,117)	$(2,577)
Unrealized gain on interest rate swaps	656	578	402	1,422
Comprehensive loss	$(1,507)	$(1,131)	$(1,715)	$(1,155)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Comprehensive Earnings	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity
Balance, December 31, 2006	$200	$452,882	$(9,083)	$820	$(302,022)	$(63,600)	$79,197
Issuance of common stock, net	1	3,094	—	—	(3,392)	—	(297)
Exercise of stock options	—	38	—	—	—	—	38
Stock-based compensation - amortization and forfeitures	—	1,254	—	—	42	—	1,296
Repayment of officer's notes	—	—	170	—	—	—	170
Net loss	—	—	—	—	(2,117)	—	(2,117)
Unrealized gain on interest rate swaps	—	—	—	402	—	—	402
Cash distributions declared of $1.26 per share	—	—	—	—	(19,492)	—	(19,492)
Balance, June 30, 2007	$201	$457,268	$(8,913)	$1,222	$(326,981)	$(63,600)	$59,197

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,117)	$(2,577)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss allocated to minority interests	(272)	(341)
Loss (gain) on valuation of derivative instruments	(250)	22
Stock compensation expense, net of cumulative effect of change in accounting principle	1,354	1,995
Depreciation and amortization	32,490	31,325
Amortization of deferred financing costs	720	872
Distributions from affiliate	500	150
Equity income from affiliate	(848)	(667)
Increase in notes receivable from sale of homes	(5,153)	(2,273)
Decrease (increase) in inventory, other assets and other receivables, net	(155)	2,070
Increase in accounts payable and other liabilities	2,116	20
Net cash provided by operating activities	28,385	30,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(12,257)	(35,471)
Decrease in notes receivable and officer's notes	12,897	153
Net cash provided by (used in) investing activities	640	(35,318)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(1,259)	(1,332)
Proceeds from option exercise	38	1,630
Borrowings on lines of credit	43,402	92,634
Repayments on lines of credit	(73,666)	(46,700)
Payments to retire preferred operating partnership units	(4,500)	(8,175)
Payments to redeem notes payable and other debt	(8,177)	(8,327)
Proceeds from notes payable and other debt	37,500	—
Payments for deferred financing costs	(341)	(255)
Distributions	(22,391)	(25,477)
Net cash provided by (used in) financing activities	(29,394)	3,998

Net decrease in cash and cash equivalents	(369)	(724)

Cash and cash equivalents, beginning of period	3,183	5,880

Cash and cash equivalents, end of period	$2,814	$5,156
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$29,881	$29,664
Cash paid for interest on mandatorily redeemable debt	$1,781	$2,062
Noncash investing and financing activities:
Debt assumed for rental properties	$—	$4,500
Unrealized gain on interest rate swaps	$402	$1,422

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation:

These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the “Company”) and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included in Annual Report on Form 10-K for the year ended December 31, 2006. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.	Investment Property:

The following summarizes investment property (amounts in thousands):

	(Unaudited) June 30, 2007	December 31, 2006
Land	$117,565	$117,563
Land improvements and buildings	1,179,334	1,175,045
Rental homes and improvements	157,632	151,843
Furniture, fixtures, and equipment	36,724	37,229
Land held for future development	31,082	31,082
	1,522,337	1,512,762
Less accumulated depreciation	(377,592)	(351,113)
Investment property, net	$1,144,745	$1,161,649

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	June 30, 2007	December 31, 2006
Mortgage note receivable, with a weighted average interest rate of 7.92% at December 31, 2006, collateralized by a manufactured home community.	$—	$13,532
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 7.1% and 13.5 years and 6.7% and 13.7 years at June 30, 2007, and December 31, 2006, respectively.	26,494	20,537
Other receivables, net of allowance for losses of $0.1 and $0.3 million at June 30, 2007, and December 31, 2006, respectively.	7,850	7,338
	$34,344	$41,407

On March 1, 2007, the $13.5 million mortgage note receivable was repaid by the borrower.

The installment loans on manufactured homes totaling $26.5 and $20.5 million at June 30, 2007 and December 31, 2006, respectively, are presented net of allowance for losses of $0.2 million for each period.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of June 30, 2007, and December 31, 2006 (in thousands except for shares and units):

	At June 30, 2007			At December 31, 2006
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$1,030	63,377		$1,050	64,586	—
Secured - $6.6 million	5,233	140,726	101,240	5,332	143,409	103,170
Secured - $1.0 million	810	74,920	—	826	76,348	—
Unsecured - $1.0 million	810	—	—	826	—	—
Unsecured - $1.3 million	1,030	—	—	1,049	—	—
	$8,913	279,023	101,240	$9,083	284,343	103,170

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables, continued:

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.2 million for the six months ended June 30, 2007 and 2006.

4.	Investment in Affiliate:

Origen Financial, Inc. (“Origen”) is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. In December of 2006, the Company recognized an $18.0 million impairment of the carrying value of its equity investment in Origen. The Company owns approximately 19% of Origen at June 30, 2007, and its investment is accounted for using the equity method of accounting. Equity earnings recorded through June 30, 2007, reflect the Company’s estimate of its portion of the anticipated earnings of Origen for the periods ending June 30, 2007, and the Company’s adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

5.	Debt:

The following table sets forth certain information regarding debt (amounts in thousands):

	June 30, 2007	December 31, 2006
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	$489,505	$492,749
Collateralized term loans - FNMA, of which $77.4M is variable, due April 28, 2014 and January 1, 2015, at the Company’s option, interest at 4.51 - 5.23% at June 30, 2007, and 4.51-5.24% at December 31, 2006.	383,485	385,299
Preferred OP units, redeemable at various dates through January 2, 2014, average interest at 7.2% at June 30, 2007, and 6.9% at December 31, 2006.	49,447	53,947
Mortgage notes, other, maturing at various dates through May 1, 2017, average interest at 6.1% at June 30, 2007, and 6.2% at December 31, 2006.	182,882	148,455
	$1,105,319	$1,080,450

The collateralized term loans totaling $873.0 million at June 30, 2007, are secured by 87 properties comprising approximately 31,091 sites representing approximately $587.4 million of net book value. The mortgage notes totaling $182.9 million at June 30, 2007, are collateralized by 16 communities comprising approximately 5,867 sites representing approximately $172.4 million of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Debt, continued:

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.65% (6.99% at June 30, 2007). The outstanding balance on the line of credit at June 30, 2007, was $55.6 million. In addition, $3.4 million of availability was used to back standby letters of credit leaving a maximum of $56.0 million available to be drawn under the facility.

In March of 2006, SHS closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At June 30, 2007, the outstanding balance was $0.5 million.

In January of 2007, the Company completed financings of $17.5 million and $20.0 million at interest rates of 5.842 percent and 5.825 percent, respectively. The loans are secured by two properties and have interest only payments for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit.

In February of 2007, the Company redeemed $4.5 million of Preferred OP units.

During the quarter the Company extended $15.8 million of debt with an original maturity date of April 1, 2007. The transaction extended the maturity date of the debt until April 1, 2012, and reduced the spread over LIBOR by 0.25 percent. As part of the transaction the Company paid down the principal balance of the debt by $1.0 million.

At June 30, 2007, the total of maturities and amortization of debt during the next five years, are approximately as follows: 2008 – $11.5 million; 2009 - $29.9 million; 2010 - $21.5 million, 2011 - $18.1 million; 2012 - $130.1 million and $894.2 million thereafter.

The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At June 30, 2007, and December 31, 2006, the Company was in compliance with all covenants.

6.	Share-Based Compensation:

During the quarter the Company issued 10,500 director options under its 2004 Non-Employee Director Option Plan. The weighted average fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants for the period indicated:

May 2007 award
Estimated fair value per share of options granted:	$2.66
Assumptions:
Annualized dividend yield	8.43%
Common stock price volatility	17.24%
Risk-free rate of return	4.76%
Expected option term (in years)	7.3

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Share-Based Compensation, continued:

The following table summarizes the Director option activity for the six months ended June 30, 2007:

	Number of shares	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options outstanding at January 1, 2007	79,500	$34.22
Granted	10,500	$29.91
Exercised	—
Canceled	—
Options outstanding at June 30, 2007	90,000	$33.71	4.3	$265
Options vested and expected to vest	90,000	$33.71	4.3	$265
Options exercisable at June 30, 2007	72,000	$34.30	3.1	$217

7.	Other Income (Loss):

The components of other income (loss) are as follows for the periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Brokerage commissions	$170	$336	$373	$669
Disposal of assets	(471)	60	(469)	92
Lawsuit settlement	—	416	—	416
Other	(43)	179	2	283
	$(344)	$991	$(94)	$1,460

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Segment Reporting (amounts in thousands):

The consolidated operations of the Company can be segmented into home sales and home rentals, and real property operations segments. Following is a presentation of selected financial information:

	Three months ended June 30, 2007				Six months ended June 30, 2007
	Real Property Operations		Home Sales and Home Rentals	Consolidated	Real Property Operations		Home Sales and Home Rentals	Consolidated
Revenues	$46,420	(2)	$10,637	$57,057	$95,662	(2)	$20,915	$116,577
Operating expenses/Cost of sales	15,790		7,867	23,657	31,610		15,620	47,230
Net operating income (1)/Gross profit	30,630		2,770	33,400	64,052		5,295	69,347
Adjustments to arrive at net income (loss):
Other revenues	393		18	411	1,402		311	1,713
General and administrative	(3,787)		(1,320)	(5,107)	(8,197)		(2,978)	(11,175)
Depreciation and amortization	(11,408)		(4,174)	(15,582)	(22,812)		(8,120)	(30,932)
Interest expense	(16,064)		(40)	(16,104)	(32,116)		(74)	(32,190)
Equity income from affiliate	541		—	541	848		—	848
Loss allocated to minority interest	278		—	278	272		—	272
Net income (loss)	$583		$(2,746)	$(2,163)	$3,449		$(5,566)	$(2,117)

	Three months ended June 30, 2006				Six months ended June 30, 2006
	Real Property Operations		Home Sales and Home Rentals	Consolidated	Real Property Operations		Home Sales and Home Rentals	Consolidated
Revenues	$45,587	(2)	$10,921	$56,508	$93,660	(2)	$17,113	$110,773
Operating expenses/Cost of sales	15,617		8,101	23,718	30,896		12,697	43,593
Net operating income (1)/Gross profit	29,970		2,820	32,790	62,764		4,416	67,180
Adjustments to arrive at net income (loss):
Other revenues	1,584		282	1,866	2,877		555	3,432
General and administrative	(4,269)		(1,687)	(5,956)	(9,399)		(3,274)	(12,673)
Depreciation and amortization	(11,297)		(3,488)	(14,785)	(22,800)		(6,963)	(29,763)
Interest expense	(16,037)		(199)	(16,236)	(31,841)		(209)	(32,050)
Equity income from affiliate	386		—	386	667		—	667
Loss allocated to minority interest	226		—	226	341		—	341
Income (loss) before cumulative effect of change in accounting principle	$563		$(2,272)	$(1,709)	$2,609		$(5,475)	$(2,866)
Cumulative effect of change in accounting principle	—		—	—	289		—	289
Net income (loss)	$563		$(2,272)	$(1,709)	$2,898		$(5,475)	$(2,577)

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Segment Reporting (amounts in thousands), continued:

Selected balance sheet data	June 30, 2007			December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,015,865	$128,880	$1,144,745	$1,031,771	$129,878	$1,161,649
Cash and cash equivalents	2,732	82	2,814	3,457	(274)	3,183
Inventory of manufactured homes	—	8,330	8,330	—	12,082	12,082
Investment in affiliate	29,667	—	29,667	29,319	—	29,319
Notes and other receivables	32,293	2,051	34,344	40,583	824	41,407
Other assets	40,665	1,774	42,439	40,921	1,178	42,099
Total assets	$1,121,222	$141,117	$1,262,339	$1,146,051	$143,688	$1,289,739

9.	Derivative Instruments and Hedging Activities:

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

The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap matures in July 2009, with an effective fixed rate of 4.84 percent. A second swap matures in July 2012, with an effective fixed rate of 5.28 percent. The third swap matures in July 2007, with an effective fixed rate of 3.88 percent. The third swap is effective as long as 90-day LIBOR is 7 percent or lower. The three swaps have an aggregate notional amount of $75.0 million. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR. Subsequent to quarter end, one of the interest rate swaps matured and was not replaced.

The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. The third swap does not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, is reflected as a component of interest expense. The valuation adjustment decreased interest expense by $0.2 million and $0.02 million for the three months ended June 30, 2007 and 2006, respectively. The valuation adjustment decreased interest expense by $0.3 million and increased interest expense by $0.02 million for the six months ended June 30, 2007 and 2006, respectively.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded an asset of $1.2 million and $0.6 million as of June 30, 2007, and December 31, 2006, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Derivative Instruments and Hedging Activities, continued:

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

10.	Income Taxes:

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, which would have been accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had no unrecognized tax benefits. There have been no material changes to the unrecognized tax benefits during the first half of 2007, nor are any expected within the next six months.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	Earnings (Loss) Per Share (in thousands):

For the periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss used for basic and diluted loss per share computation:
Net loss	$(2,163)	$(1,709)	$(2,117)	$(2,577)

Weighted average shares used for basic loss per share	17,923	17,615	17,882	17,574
Dilutive securities:
Stock options and other	—	—	—	—
Diluted weighted average shares	17,923	17,615	17,882	17,574

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The calculation of both basic and diluted earnings per share for the three and six month periods ending June 30, 2007 and 2006 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

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

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied.

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

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the six months ended June 30, 2007, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2007 and 2006

For the three months ended June 30, 2007, loss from operations increased by $(0.5) million from a loss of $(1.9) million to a loss of $(2.4) million, when compared to the three months ended June 30, 2006. The increased loss was due to decreased revenues of $(0.9) million, offset by decreased expenses of $0.2 million and increased equity income from affiliate of $0.2 million as described in more detail below.

Income from real property increased by $0.8 million from $45.6 million to $46.4 million, or 1.8 percent, primarily due to rent increases.

Revenue from home sales decreased by $1.1 million from $7.3 million to $6.2 million, or 15.1 percent. The Company sold 201 manufactured homes during the three months ended June 30, 2007, as compared to 160 sales during the same period in 2006. New homes sales in the Florida market declined and consumer demand continued to shift to pre-owned homes, resulting in a decrease in average sales price of 32.3 percent for the three months ended June 30, 2007 as compared to the same period in 2006. The decrease in average sales price was partially offset by additional revenue resulting from the increase in the number of homes sold.

Rental home revenue increased by $0.8 million from $3.6 million to $4.4 million, or 22.2 percent. The number of tenants in the Company’s rental program increased from 4,600 at June 30, 2006, to 5,026 at June 30, 2007, resulting in additional revenue of approximately $0.5 million. The remainder of the increase resulted from an increase in the average rental rate per home from $665 per month at June 30, 2006, to $708 per month at June 30, 2007.

Ancillary revenues, net increased by approximately $0.1 million due primarily to an increase in commissions from the sale of various insurance policies to residents.

Interest income decreased by $0.1 million from $0.8 million to $0.7 million, or 12.5 percent, due primarily to the payoff of interest earning notes by the borrowers.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Other income decreased by $1.3 million from $1.0 million to a loss of $(0.3) million due to a decrease in proceeds from lawsuit settlement ($0.4 million), an increase in losses on disposition of assets ($0.5 million), decreased brokerage commissions ($0.2 million) and a decrease in other miscellaneous operating income ($0.2 million).

Property operating and maintenance expenses for the second quarter of 2007 remained unchanged as compared to the same period in 2006. An increase in legal fees of $0.1 million was offset by a decrease in repair and maintenance costs.

Real estate taxes increased by $0.2 million due to increases in assessments and tax rates.

Cost of home sales decreased by $1.0 million from $5.8 million to $4.8 million, or 17.2 percent due primarily to the increase in the number of pre-owned homes sold and decrease in the number of new homes sold. The Company sold 201 manufactured homes during the three months ended June 30, 2007, of which only 9 percent were new homes, as compared to 160 sales during the same period in 2006 of which 27 percent were new homes. Gross profit margins increased from 20.4 percent in 2006 to 22.1 percent in 2007.

Rental home operating and maintenance expense increased by $0.7 million from $2.3 million to $3.0 million, or 30.4 percent due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for real property decreased by $0.5 million, from $4.3 million to $3.8 million, due primarily to a decrease in recognition of expenses related to share-based compensation awards.

General and administrative expenses for home sales and rentals decreased by $0.4 million from $1.7 million to $1.3 million due primarily to decreases in payroll and benefit related expenses.

Depreciation and amortization increased by $0.8 million from $14.8 million to $15.6 million, or 5.4 percent, due primarily to an increase in the total rental home portfolio.

Interest expense, including interest on mandatorily redeemable debt, decreased by $0.1 million from $16.2 million to $16.1 million, or 0.6 percent due to the retirement of preferred operating partnership units.

Comparison of the six months ended June 30, 2007 and 2006

For the six months ended June 30, 2007, loss from operations decreased by $0.8 million to a loss of $(2.4) million, from a loss of $(3.2) million for the same period in 2006. Increased revenues of $4.1 million and increased equity income from affiliate of $0.1 million were partially offset by increased expenses of $3.4 million as described in more detail below.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Income from real property increased by $2.0 million from $93.7 million to $95.7 million, or 2.1 percent, primarily due to rent increases.

Revenues from home sales increased by $1.8 million, from $10.5 million to $12.3 million, or 17.1 percent. The Company sold 386 manufactured homes during the six months ended June 30, 2007 as compared to 231 sales during the same period in 2006. The increased demand for pre-owned homes rather than new homes has resulted in a decrease in average sales price of 29.9 percent; however revenue from the increase in the number of homes sold more than offset the decline in sales prices per home.

Rental home revenues increased by $2.0 million from $6.6 million in 2006 to $8.6 million in 2007. The number of tenants in the Company’s rental program increased from 4,600 at June 30, 2006 to 5,026 at June 30, 2007, resulting in additional revenue of approximately $1.2 million for the six months ended June 30, 2007. The remainder of the increase resulted from an increase in the six month average rental rate per home from $665 per month at June 30, 2006 to $708 per month at June 30, 2007.

Ancillary revenues, net increased by approximately $0.1 million due primarily to an increase in commissions from the sale of various insurance policies to residents.

Interest income decreased by $0.2 million from $1.7 million to $1.5 million, or 11.8 percent, due primarily to the payoff of interest earning notes by the borrowers.

Other income decreased by $1.6 million from income of $1.5 million to a loss of $(0.1) million, due to a decrease in brokerage commissions ($0.3 million), an increase in losses associated with disposition of miscellaneous assets ($0.6 million), a decrease in proceeds from lawsuit settlement ($0.4 million) and a decrease in other miscellaneous operating income ($0.3 million).

Property operating and maintenance expenses increased by $0.3 million, from $23.1 million to $23.4 million, or 1.3 percent. The increase was due to increases in payroll and benefits ($0.1 million), legal costs ($0.1 million) and property insurance ($0.1 million).

Real estate taxes increased by $0.4 million from $7.8 million to $8.2 million, or 5.1 percent, due to increases in assessments and tax rates.

Cost of home sales increased by $1.6 million from $8.2 million to $9.8 million, or 19.5 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 386 manufactured homes during the first half of 2007, as compared to 231 sales during the same period in 2006. Gross profit margins decreased from 22.2 percent in 2006 to 21.0 percent in 2007 due to increased sales of pre-owned homes at lower margins.

Rental home operating and maintenance expense increased by $1.4 million from $4.5 million to $5.9 million, or 31.1 percent due primarily to an increase in the number of tenants in the Company’s rental program and the associated costs for refurbishment of rental homes. Additional information regarding the Company’s rental program is contained in the table below.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

General and administrative expenses for rental property decreased by $1.2 million from $9.4 million to $8.2 million, or 12.8 percent, due to a decrease in recognition of expenses related to share-based compensation awards ($0.7 million) and a decrease in professional and consulting fees ($0.5 million).

General and administrative expenses for home sales and rentals decreased by $0.3 million from $3.3 million to $3.0 million, or 9.1 percent, due primarily to a decrease in payroll and benefit related expenses.

Depreciation and amortization increased by $1.1 million from $29.8 million to $30.9 million, or 3.7 percent, due primarily to an increase in the total rental home portfolio.

Interest expense, including interest on mandatorily redeemable debt, increased by $0.1 million from $32.1 million to $32.2 million, or 0.3 percent due to an increase in average debt balances.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

SAME PROPERTY INFORMATION

The following table reflects property-level financial information as of and for the six months ended June 30, 2007 and 2006. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2006, and June 30, 2007. Site, occupancy, and rent data for those communities is presented as of the last day of each period presented.

	Same Property				Total Portfolio
	2007		2006		2007		2006
	(in thousands)				(in thousands)
Income from real property	$92,099		$90,113		$95,662		$93,660
Property operating expenses:
Property operating and maintenance	18,468	(4)	18,299	(4)	23,415		23,099
Real estate taxes	8,149		7,749		8,195		7,797
Property operating expenses	26,617		26,048		31,610		30,896
Real property net operating income (1)	$65,482		$64,065		$64,052		$62,764
Number of properties	135		135		136		136
Developed sites	47,468		47,456		47,610		47,598
Occupied sites	37,957	(2)	38,577	(2)	37,984	(2)	38,604	(2)
Occupancy %	82.9%	(3)	84.4%	(3)	82.7%	(3)	84.2%	(3)
Weighted average monthly rent per site	$376	(3)	$363	(3)	$376	(3)	$362	(3)
Sites available for development	6,307		6,328		6,805		6,826
Sites planned for development in next year	15		11		15		11

(1) See Note (1) following Footnote # 8, Segment Reporting

(2) Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.

(3) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

(4) Amounts are reported net of water and sewer utility revenues.

On a same property basis, real property net operating income increased by $1.4 million from $64.1 million for the six months ended June 30, 2006, to $65.5 million for the six months ended June 30, 2007, or 2.2 percent. Income from real property increased by $2.0 million from $90.1 million to $92.1 million, or 2.2 percent, due primarily to increases in rents. Property operating expenses increased by $0.6 million from $26.0 million to $26.6 million, or 2.2 percent, due to increases in real estate taxes ($0.4 million), payroll and health benefit costs ($0.1 million), and other ($0.2 million), partially offset by a decrease in utility costs ($0.1 million).

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Rental Program

The following tables reflect additional information regarding the Company’s rental program for the periods ended and as of June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental home revenue	$4,432	$3,630	$8,560	$6,566
Site rent included in Income from real property	5,385	4,696	10,450	8,882
Rental program revenue	9,817	8,326	19,010	15,448
Expenses
Payroll and commissions	587	460	1,080	914
Repairs and refurbishment	1,636	1,034	3,068	1,991
Taxes and insurance	589	624	1,170	1,218
Other	223	177	546	371
Rental program operating and maintenance	3,035	2,295	5,864	4,494
Net operating income (1)	$6,782	$6,031	$13,146	$10,954

(1) See Note (1) following Footnote # 8, Segment Reporting

Occupied rental homes information (in thousands except for *):

	2007	2006
Number of occupied rentals, end of period*	5,026	4,600
Cost of occupied rental homes	$148,786	$135,301
Weighted average monthly rental rate*	$708	$665

Net operating income from the rental program increased $0.8 million from $6.0 million in the second quarter of 2006 to $6.8 million in the second quarter of 2007 as a result of a $1.5 million increase in revenue offset by a $0.7 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company has also invested approximately $5.8 million during the six months ended June 30, 2007, in homes primarily intended for its rental program. Expenditures for the remainder of 2007 will be dependent upon the condition of the markets for repossessions and new home sales, as well as the demand for rental homes.

Cash and cash equivalents decreased by $0.4 million from $3.2 million at December 31, 2006, to $2.8 million at June 30, 2007. Net cash provided by operating activities decreased by $2.2 million to $28.4 million for the six months ended June 30, 2007, from $30.6 million for the six months ended June 30, 2006.

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

At June 30, 2007, the Company’s debt to total market capitalization approximated 64.7 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 6.9 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the six months ended June 30, 2007 and 2006 included recurring capital expenditures of $3.0 million and $3.3 million, respectively.

Net cash provided by investing activities was $0.6 million for the six months ended June 30, 2007, compared to $(35.3) million cash used in investing activities for the six months ended June 30, 2006. The increase of $35.9 million was due to a $12.7 million decrease in notes receivable and officers’ notes, and decreased investment in rental property of $23.2 million.

Net cash used in financing activities was $(29.4) million for the six months ended June 30, 2007, compared to $4.0 million of cash provided by financing activities for the six months ended June 30, 2006. The difference is primarily due to a $76.2 million increase in net repayments on lines of credit, a decrease in net proceeds from option exercises and the issuance of common stock and Operating Partnership Units, net, of $1.5 million, and increased payments for deferred financing costs of $0.1 million, offset by an increase in net proceeds from notes payable and other debt of $37.6 million, a $3.7 million decrease in payments to retire preferred operating partnership units, and decreased distributions of $3.1 million.

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the periods ended June 30, 2007 and 2006 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, continued:

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006

(Amounts in thousands, except per share/OP unit amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,163)	$(1,709)	$(2,117)	$(2,577)
Adjustments:
Depreciation and amortization	15,803	15,002	31,375	30,590
Valuation adjustment(1)	(129)	(22)	(251)	21
(Gain) loss on disposition of assets, net	471	102	469	70
Loss allocated to minority interest	(278)	(226)	(272)	(341)
Funds from operations (FFO)	$13,704	$13,147	$29,204	$27,763
Weighted average common shares/OP Units outstanding:
Basic	20,225	19,937	20,184	19,897
Diluted	20,345	20,116	20,312	20,092

FFO per weighted average common share/OP Unit - Basic	$0.68	$0.66	$1.45	$1.40
FFO per weighted average common share/OP Unit - Diluted	$0.68	$0.65	$1.44	$1.38

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

The Company’s variable rate debt totals $152.8 million and $217.0 million as of June 30, 2007 and 2006, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the six months ended June 30, 2007 and 2006, the Company believes its interest expense would have increased or decreased by approximately $0.8 million and $1.0 million based on the $152.0 million and $194.0 million average balance outstanding under the Company’s variable rate debt facilities for the six months ended June 30, 2007 and 2006, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012 and the third swap agreement, which matures in July 2007, fixes $25 million of variable rate borrowings and has an effective fixed rate of 3.88 percent. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR. Subsequent to quarter end, one of the interest rate swaps matured and was not replaced.

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

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2007, the Company held its Annual Meeting of Shareholders. At the meeting, two directors were elected to serve until the 2010 Annual Meeting of Shareholders or until their respective successors are elected and are qualified. The results of the election appear below:

Nominees	For	% of Shares Voting	Against	Withheld	% of Shares Voting
Clunet R. Lewis	13,962,740	98.42	0	224,552	1.58
Arthur A. Weiss	13,979,303	98.53	0	207,989	1.47

ITEM 6.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: August 6, 2007	By:	/s/Jeffrey P. Jorissen
Jeffrey P. Jorissen, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No	Description
10.1

First Amendment to Amended and Restated Master Credit Facility Agreement dated May 31, 2007 by and among (i) Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, and (ii) ARCS Commercial Mortgage Co., L.P.

10.2

Fourth Amendment to Credit Agreement dated June 1, 2007 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., LaSalle Bank Midwest National Association, the Huntington National Bank, KeyBank National Association, National City Bank of the Midwest and Sovereign Bank.

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