Form 10-Q
period 2007-09-30
SUN COMMUNITIES INC
filed 2007-11-09
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007.

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of September 30, 2007: 18,249,610

SUN COMMUNITIES, INC.

INDEX

		Pages
PART I
Item 1	Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006	4
	Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2007 and 2006	5
	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2007	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4	Controls and Procedures	30
PART II
Item 6	Exhibits required by Item 601 of Regulation S-K	31
	Signatures	32

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(amounts in thousands)

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS
Investment property, net	$1,137,184	$1,161,649
Cash and cash equivalents	3,809	3,183
Inventory of manufactured homes	13,230	12,082
Investment in affiliate	29,850	29,319
Notes and other receivables	39,191	41,407
Other assets	37,840	42,099

Total assets	$1,261,104	$1,289,739

LIABILITIES
Debt	$1,102,580	$1,080,450
Lines of credit	76,016	86,400
Other liabilities	33,069	31,301

Total liabilities	1,211,665	1,198,151

Minority interest	6,203	12,391

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized, 20,145 and 20,028 issued in 2007 and 2006, respectively	201	200
Additional paid-in capital	458,099	452,882
Officer's notes	(8,826)	(9,083)
Accumulated other comprehensive income	180	820
Distributions in excess of accumulated earnings	(342,818)	(302,022)
Treasury stock, at cost, 1,802 shares in 2007 and 2006	(63,600)	(63,600)

Total stockholders' equity	43,236	79,197

Total liabilities and stockholders' equity	$1,261,104	$1,289,739

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES
Income from real property	$46,381	$45,680	$142,043	$139,340
Revenue from home sales	5,492	4,783	17,847	15,330
Rental home revenue	4,331	3,658	12,891	10,224
Ancillary revenues, net	4	(16)	355	284
Interest	686	1,244	2,142	2,916
Other income (loss)	(432)	(644)	(526)	816
Total revenues	56,462	54,705	174,752	168,910

COSTS AND EXPENSES
Property operating and maintenance	12,408	12,349	35,823	35,448
Real estate taxes	4,174	4,031	12,369	11,828
Cost of home sales	4,408	3,749	14,164	11,952
Rental home operating and maintenance	3,096	2,586	8,960	7,080
General and administrative - real property	3,734	3,426	11,931	12,825
General and administrative - home sales and rentals	1,462	1,633	4,440	4,907
Depreciation and amortization	15,512	15,072	46,444	44,835
Interest	15,783	15,623	46,164	45,598
Interest on mandatorily redeemable debt	896	935	2,705	3,010
Total expenses	61,473	59,404	183,000	177,483
Equity income from affiliate	583	300	1,431	967
Provision for state income tax	500	—	500	—
Loss from operations	(4,928)	(4,399)	(7,317)	(7,606)
Less loss allocated to minority interest	(560)	(510)	(832)	(851)
Loss before cumulative effect of change in accounting principle	(4,368)	(3,889)	(6,485)	(6,755)
Cumulative effect of change in accounting principle	—	—	—	289
Net loss	$(4,368)	$(3,889)	$(6,485)	$(6,466)

Weighted average common shares outstanding:
Basic	17,962	17,655	17,909	17,601
Diluted	17,962	17,655	17,909	17,601
Basic and diluted earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.24)	$(0.22)	$(0.36)	$(0.39)
Cumulative effect of change in accounting principle	—	—	—	0.02
Net loss	$(0.24)	$(0.22)	$(0.36)	$(0.37)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(4,368)	$(3,889)	$(6,485)	$(6,466)
Unrealized income (loss) on interest rate swaps	(1,042)	(1,133)	(640)	289
Comprehensive loss	$(5,410)	$(5,022)	$(7,125)	$(6,177)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(amounts in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Comprehensive Earnings	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity
Balance, December 31, 2006	$200	$452,882	$(9,083)	$820	$(302,022)	$(63,600)	$79,197
Issuance of common stock, net	1	3,547	—	—	(3,845)	—	(297)
Exercise of stock options	—	38	—	—	—	—	38
Stock-based compensation - amortization and forfeitures	—	1,632	—	—	64	—	1,696
Repayment of officer's notes	—	—	257	—	—	—	257
Net loss	—	—	—	—	(6,485)	—	(6,485)
Unrealized loss on interest rate swaps	—	—	—	(640)	—	—	(640)
Cash distributions declared of $1.89 per share	—	—	—	—	(30,530)	—	(30,530)
Balance, September 30, 2007	$201	$458,099	$(8,826)	$180	$(342,818)	$(63,600)	$43,236

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(amounts in thousands)

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,485)	$(6,466)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss allocated to minority interests	(832)	(851)
Gain on valuation of derivative instruments	(250)	(165)
Stock compensation expense, net of cumulative effect of change in accounting principle	1,798	2,465
Depreciation and amortization	48,935	47,188
Amortization of deferred financing costs	1,066	1,285
Distributions from affiliate	900	300
Equity income from affiliate	(1,431)	(967)
Increase in notes receivable from sale of homes	(7,427)	(3,721)
Decrease (increase) in inventory, other assets and other receivables, net	(5,949)	5,667
Increase (decrease) in accounts payable and other liabilities	1,666	(2,752)
Net cash provided by operating activities	31,991	41,983
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(19,239)	(46,330)
Proceeds from sale of installment loans on manufactured homes to Origen	—	4,226
Decrease in notes receivable and officer's notes	13,077	272
Net cash used in investing activities	(6,162)	(41,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(1,259)	(1,335)
Proceeds from option exercise	38	2,151
Borrowings on lines of credit	81,998	113,287
Repayments on lines of credit	(92,382)	(96,015)
Payments to retire preferred operating partnership units	(4,500)	(8,175)
Payments to redeem notes payable and other debt	(10,916)	(22,020)
Proceeds from notes payable and other debt	37,500	48,100
Payments for deferred financing costs	(804)	(685)
Distributions	(34,878)	(37,292)
Net cash used in financing activities	(25,203)	(1,984)

Net increase (decrease) in cash and cash equivalents	626	(1,833)

Cash and cash equivalents, beginning of period	3,183	5,880

Cash and cash equivalents, end of period	$3,809	$4,047
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$44,808	$45,086
Cash paid for interest on mandatorily redeemable debt	$2,677	$2,998
Noncash investing and financing activities:
Debt assumed for rental properties	$—	$4,500
Unrealized gain (loss) on interest rate swaps	$(640)	$289

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

2.	Investment Property:

The following summarizes investment property (amounts in thousands):

	(Unaudited) September 30, 2007	December 31, 2006
Land	$117,309	$117,563
Land improvements and buildings	1,181,939	1,175,045
Rental homes and improvements	161,873	151,843
Furniture, fixtures, and equipment	36,234	37,229
Land held for future development	30,199	31,082
	1,527,554	1,512,762
Less accumulated depreciation	(390,370)	(351,113)
Investment property, net	$1,137,184	$1,161,649

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	September 30, 2007	December 31, 2006
Mortgage note receivable, with a weighted average interest rate of 7.92% at December 31, 2006, collateralized by a manufactured home community.	$—	$13,532
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 7.4% and 13.4 years and 6.7% and 13.7 years at September 30, 2007, and December 31, 2006, respectively.	28,675	20,537
Other receivables, net of allowance for losses of $0.2 and $0.3 million at September 30, 2007, and December 31, 2006, respectively.	10,516	7,338
	$39,191	$41,407

On March 1, 2007, the $13.5 million mortgage note receivable was repaid by the borrower.

The installment loans on manufactured homes totaling $28.7 and $20.5 million at September 30, 2007 and December 31, 2006, respectively, are presented net of allowance for losses of $0.2 million for each period.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of September 30, 2007, and December 31, 2006 (in thousands except for shares and units):

	At September 30, 2007			At December 31, 2006
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$1,020	62,763	—	$1,050	64,586	—
Secured - $6.6 million	5,182	139,362	100,259	5,332	143,409	103,170
Secured - $1.0 million	802	74,194	—	826	76,348	—
Unsecured - $1.0 million	802	—	—	826	—	—
Unsecured - $1.3 million	1,020	—	—	1,049	—	—
	$8,826	276,319	100,259	$9,083	284,343	103,170

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables, continued:

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.3 million for the nine months ended September 30, 2007 and 2006.

4.	Investment in Affiliate:

Origen Financial, Inc. (“Origen”) is a real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. In December of 2006, the Company recognized an $18.0 million impairment of the carrying value of its equity investment in Origen. The Company owns approximately 19% of Origen at September 30, 2007, and its investment is accounted for using the equity method of accounting. Equity earnings recorded through September 30, 2007, reflect the Company’s estimate of its portion of the anticipated earnings of Origen for the period ending September 30, 2007, and the Company’s adjustments for estimates made in prior quarters based on the actual reported results of Origen for such prior quarters.

5.	Debt:

The following table sets forth certain information regarding debt (amounts in thousands):

	September 30, 2007	December 31, 2006
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	$487,829	$492,749
Collateralized term loans - FNMA, of which $102.4M is variable, due April 28, 2014 and January 1, 2015, at the Company’s option, interest at 4.71 - 5.53% at September 30, 2007, and 4.51-5.24% at December 31, 2006.	382,552	385,299
Preferred OP units, redeemable at various dates through January 2, 2014, average interest at 7.2% at June 30, 2007, and 6.9% at December 31, 2006.	49,447	53,947
Mortgage notes, other, maturing at various dates through May 1, 2017, average interest at 6.1% at September 30, 2007, and 6.2% at December 31, 2006.	182,752	148,455
	$1,102,580	$1,080,450

The collateralized term loans totaling $870.4 million at September 30, 2007, are secured by 87 properties comprising approximately 31,089 sites representing approximately $583.0 million of net book value. The mortgage notes totaling $182.8 million at September 30, 2007, are collateralized by 16 communities comprising approximately 5,873 sites representing approximately $170.0 million of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Debt, continued:

The Company has an unsecured revolving line of credit with a maximum borrowing capacity of $115 million bearing interest at LIBOR + 1.65% (6.85% at September 30, 2007). The outstanding balance on the line of credit at September 30, 2007, was $72.2 million. In addition, $3.4 million of availability was used to back standby letters of credit leaving a maximum of $39.4 million available to be drawn under the facility. The line of credit matures on October 1, 2010 with a one year option to extend.

In March of 2006, SHS closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At September 30, 2007, the outstanding balance was $3.8 million.

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

In February of 2007, the Company redeemed $4.5 million of Preferred OP units.

In April of 2007, the Company extended $15.8 million of debt with an original maturity date of April 1, 2007. The transaction extended the maturity date of the debt until April 1, 2012, and reduced the spread over LIBOR by 0.25 percent. As part of the transaction the Company paid down the principal balance of the debt by $1.0 million. The transaction was accounted for as a modification of debt.

At September 30, 2007, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows:

		Maturities and Amortization By Period (in thousands)
	Total Due	Oct 2007 - Sep 2008	Oct 2008 - Sep 2009	Oct 2009 - Sep 2010	Oct 2010 - Sep 2011	Oct 2011 - Sep 2012	After 5 years
Debt	$1,102,580	$15,898	$25,685	$21,657	$121,461	$26,502	$891,377
Lines of credit	76,016	—	3,816	—	72,200	—	—
	$1,178,596	$15,898	$29,501	$21,657	$193,661	$26,502	$891,377

The most restrictive of the Company’s debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At September 30, 2007, and December 31, 2006, the Company was in compliance with all covenants.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6.	Share-Based Compensation:

In May of 2007, the Company issued 10,500 director options under its 2004 Non-Employee Director Option Plan. The weighted average fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants for the period indicated:

May 2007 award
Estimated fair value per share of options granted:	$2.66
Assumptions:
Annualized dividend yield	8.43%
Common stock price volatility	17.24%
Risk-free rate of return	4.76%
Expected option term (in years)	7.3

The following table summarizes the Director option activity for the nine months ended September 30, 2007:

	Number of shares	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options outstanding at January 1, 2007	79,500	$34.22
Granted	10,500	$29.91
Exercised	—
Canceled	—
Options outstanding at September 30, 2007	90,000	$33.71	4.1	$265
Options vested and expected to vest	90,000	$33.71	4.1	$265
Options exercisable at September 30, 2007	72,000	$34.30	2.8	$217

7.	Other Income (Loss):

The components of other income (loss) are as follows for the periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Brokerage commissions	$168	$212	$541	$881
Disposal of assets	(724)	(774)	(1,193)	(682)
Lawsuit settlement	—	(17)	—	399
Other	124	(65)	126	218
	$(432)	$(644)	$(526)	$816

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Segment Reporting (amounts in thousands):

The consolidated operations of the Company can be segmented into home sales and home rentals, and real property operations segments. Following is a presentation of selected financial information:

	Three months ended September 30, 2007				Nine months ended September 30, 2007
	Real Property Operations		Home Sales and Home Rentals	Consolidated	Real Property Operations		Home Sales and Home Rentals	Consolidated
Revenues	$46,381	(2)	$9,823	$56,204	$142,043	(2)	$30,738	$172,781
Operating expenses/Cost of sales	16,582		7,504	24,086	48,192		23,124	71,316
Net operating income (1)/Gross profit	29,799		2,319	32,118	93,851		7,614	101,465
Adjustments to arrive at net income (loss):
Other revenues	281		(23)	258	1,683		288	1,971
General and administrative	(3,734)		(1,462)	(5,196)	(11,931)		(4,440)	(16,371)
Depreciation and amortization	(11,281)		(4,231)	(15,512)	(34,093)		(12,351)	(46,444)
Interest expense	(16,629)		(50)	(16,679)	(48,745)		(124)	(48,869)
Equity income from affiliate	583		—	583	1,431		—	1,431
Provision for state income tax	(500)		—	(500)	(500)		—	(500)
Loss allocated to minority interest	560		—	560	832		—	832
Net income (loss)	$(921)		$(3,447)	$(4,368)	$2,528		$(9,013)	$(6,485)

	Three months ended September 30, 2006				Nine months ended September 30, 2006
	Real Property Operations		Home Sales and Home Rentals	Consolidated	Real Property Operations		Home Sales and Home Rentals	Consolidated
Revenues	$45,680	(2)	$8,441	$54,121	$139,340	(2)	$25,554	$164,894
Operating expenses/Cost of sales	16,380		6,335	22,715	47,276		19,032	66,308
Net operating income (1)/Gross profit	29,300		2,106	31,406	92,064		6,522	98,586
Adjustments to arrive at net income (loss):
Other revenues	549		35	584	3,426		590	4,016
General and administrative	(3,426)		(1,633)	(5,059)	(12,825)		(4,907)	(17,732)
Depreciation and amortization	(11,234)		(3,838)	(15,072)	(34,034)		(10,801)	(44,835)
Interest expense	(16,446)		(112)	(16,558)	(48,287)		(321)	(48,608)
Equity income from affiliate	300		—	300	967		—	967
Loss allocated to minority interest	510		—	510	851		—	851
Income (loss) before cumulative effect of change in accounting principle	$(447)		$(3,442)	$(3,889)	$2,162		$(8,917)	$(6,755)
Cumulative effect of change in accounting principle	—		—	—	289		—	289
Net income (loss)	$(447)		$(3,442)	$(3,889)	$2,451		$(8,917)	$(6,466)

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Segment Reporting (amounts in thousands), continued:

Selected balance sheet data	September 30, 2007			December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,006,570	$130,614	$1,137,184	$1,031,771	$129,878	$1,161,649
Cash and cash equivalents	4,259	(450)	3,809	3,457	(274)	3,183
Inventory of manufactured homes	—	13,230	13,230	—	12,082	12,082
Investment in affiliate	29,850	—	29,850	29,319	—	29,319
Notes and other receivables	36,822	2,369	39,191	40,583	824	41,407
Other assets	35,824	2,016	37,840	40,921	1,178	42,099
Total assets	$1,113,325	$147,779	$1,261,104	$1,146,051	$143,688	$1,289,739

9.	Derivative Instruments and Hedging Activities:

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

The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap matures in July 2009, with an effective fixed rate of 4.84 percent. A second swap matures in July 2012, with an effective fixed rate of 5.28 percent. The third swap matured in July 2007 and had an effective fixed rate of 3.88 percent. The two remaining swaps have an aggregate notional amount of $50 million. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company has designated the first two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. The swap that matured in July 2007 did not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, was reflected as a component of interest expense. The valuation adjustment on the matured swap had an immaterial impact on interest expense for the three months ended September 30, 2007. The valuation adjustment decreased interest expense by $0.02 million for the three months ended September 30, 2006. The valuation adjustment decreased interest expense by $0.3 million and $0.2 million for the nine months ended September 30, 2007 and 2006, respectively.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded an asset of $0.2 million and $0.6 million as of September 30, 2007, and December 31, 2006, respectively.

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

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, which would have been accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had no unrecognized tax benefits. There have been no material changes to the unrecognized tax benefits during the nine months ended September 30, 2007, nor are any expected within the next three months.

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

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. As of the date of adoption, no interest or penalty associated with any unrecognized tax benefit was accrued, nor was any interest or penalty recognized during the nine months ended September 30, 2007.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.	Income Taxes, continued:

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a combined business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008 and, for purposes of SFAS 109, “Accounting for Income Taxes”, are properly reflected as an income tax for financial statement reporting purposes as of the enactment date. This represents a change in the reporting of Michigan taxes as the Michigan single business tax was reflected as an administrative expense and not an income tax. In September 2007, the Michigan legislature passed a modification to the Michigan Business Tax Act establishing a deduction against the business income tax component of the tax to the extent that the new tax otherwise results in a net deferred tax liability as of December 31, 2007. The enactment of the Michigan Business Tax Act, in fact, did result in an increase in the Company’s deferred tax liabilities and, as such, are eligible for future deductions against future business income tax liabilities. However, as these deductions are not eligible to offset the gross receipts component of the tax, the Company took a deferred income tax charge for the expected cumulative future effects of this tax in the third quarter in the amount of $500,000. Although the Company does not expect to incur any significant cash tax expense with respect to this tax in the foreseeable future, the provisions under SFAS 109, require a recognition in the third quarter of expected deferred tax implications. On an ongoing basis, the Company will be reflecting this tax as an income tax in its financial statements.

11.	Earnings (Loss) Per Share (in thousands):

For the periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loss used for basic and diluted loss per share computation:
Net loss	$(4,368)	$(3,889)	$(6,485)	$(6,466)

Weighted average shares used for basic loss per share	17,962	17,655	17,909	17,601
Dilutive securities:
Stock options and other	—	—	—	—
Diluted weighted average shares	17,962	17,655	17,909	17,601

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. Due to reporting a net loss, the calculation of both basic and diluted earnings per share for the three and nine month periods ending September 30, 2007 and 2006 is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during these periods would be anti-dilutive.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11.	Earnings (Loss) Per Share, continued:

The Company also has the following potentially convertible securities which, if converted, may impact dilution:

Convertible Securities	Number of units issued	Conversion Features
Series A Preferred OP Units	1,325,275	Convertible to common stock at $68 per share/unit. Mandatorily redeemable on January 2, 2014

12.	Commitments and Contingencies:

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed.

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

The Company leases its executive offices in Southfield, Michigan from American Center LLC, an entity in which Gary Shiffman, Chief Executive Officer, and certain of his affiliates beneficially own approximately a 21 percent interest and Arthur A. Weiss, a director of the Company, owns a 0.75 percent indirect interest. On July 30, 2007 the Company exercised its option to extend its lease for its executive offices. The extension is for a period of five years commencing on May 1, 2008. The base rent for the option term will continue to be the same as the rent payable at the end of the current term.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material impact on its results from operations or financial position.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

SIGNIFICANT ACCOUNTING POLICIES

The Company had identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2006 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the nine months ended September 30, 2007, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2007 and 2006

For the three months ended September 30, 2007, loss from operations increased by $(0.5) million from a loss of $(4.4) million to a loss of $(4.9) million, when compared to the three months ended September 30, 2006. An increase in revenues of $1.8 million and an increase in equity income from affiliate of $0.3 million were offset by increased expenses of $2.1 million and provision for state income tax of $0.5 million.

Income from real property increased by $0.7 million from $45.7 million to $46.4 million, or 1.5 percent, due to rent increases, net of increased vacancies ($0.6 million) and other community revenues ($0.1 million).

Revenue from home sales increased by $0.7 million from $4.8 million to $5.5 million, or 14.6 percent. The Company sold 179 manufactured homes during the three months ended September 30, 2007, as compared to 135 sales during the same period in 2006. The increase in revenue generated by the increase in the number of homes sold was partially offset by a decrease in average sales price. New homes sales in the Florida market declined and consumer demand continued to shift to pre-owned homes, resulting in a decrease in average sales price of 13.4 percent for the three months ended September 30, 2007 as compared to the same period in 2006.

Rental home revenue increased by $0.7 million from $3.6 million to $4.3 million, or 19.4 percent. The number of tenants in the Company’s rental program increased from 4,659 at September 30, 2006, to 5,134 at September 30, 2007, resulting in additional revenue of approximately $0.4 million. The remainder of the increase resulted from an increase in the average rental rate per home from $678 per month at September 30, 2006, to $716 per month at September 30, 2007.

Interest income decreased by $0.5 million from $1.2 million to $0.7 million, or 41.7 percent, due to the payoff of interest earning notes by the borrowers ($0.3 million) and a decrease in interest on officer’s notes ($0.4 million).

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Other income increased by $0.2 million from a loss of $(0.6) million to a loss of $(0.4) million due to a decrease in losses on disposition of assets ($0.1 million) and an increase in other miscellaneous operating income ($0.1 million).

Property operating and maintenance expenses increased by $0.1 million, from $12.3 million to $12.4 million, or 0.8 percent. An increase in utility costs ($0.2 million) and legal fees ($0.1 million) was partially offset by a decrease in payroll and benefit costs ($0.2 million).

Real estate taxes increased by $0.2 million due to increases in assessments and tax rates.

Cost of home sales increased by $0.6 million from $3.8 million to $4.4 million, or 15.8 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 179 manufactured homes during the three months ended September 30, 2007, as compared to 135 sales during the same period in 2006. Gross profit margins decreased from 21.6 percent in 2006 to 19.7 percent in 2007 due to increased sales of pre-owned homes at lower margins.

Rental home operating and maintenance expense increased by $0.5 million from $2.6 million to $3.1 million, or 19.2 percent due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for real property increased by $0.3 million, from $3.4 million to $3.7 million, due to an increase in professional and director fees ($0.2 million) and payroll and benefit related expenses ($0.1 million).

General and administrative expenses for home sales and rentals decreased by $0.1 million from $1.6 million to $1.5 million due primarily to decreases in payroll, commissions, and benefit related expenses.

Depreciation and amortization increased by $0.4 million from $15.1 million to $15.5 million, or 2.6 percent, due primarily to an increase in the total rental home portfolio.

Interest expense, including interest on mandatorily redeemable debt, increased by $0.1 million from $16.6 million to $16.7 million, or 0.6 percent due primarily to an increase in average debt balances.

Provision for state income tax is discussed in detail in Footnote 10, Income Taxes.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Comparison of the nine months ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, loss from operations decreased by $0.3 million to a loss of $(7.3) million, from a loss of $(7.6) million for the same period in 2006. Increased revenues of $5.9 million and increased equity income from affiliate of $0.4 million were partially offset by increased expenses of $5.5 million and provision for state income tax of $0.5 million as described in more detail below.

Income from real property increased by $2.7 million from $139.3 million to $142.0 million, or 1.9 percent, due to rent increases, net of increased vacancies ($2.5 million) and other community revenues ($0.2 million).

Revenues from home sales increased by $2.5 million, from $15.3 million to $17.8 million, or 16.3 percent. The Company sold 565 manufactured homes during the nine months ended September 30, 2007 as compared to 366 sales during the same period in 2006. The increased demand for pre-owned homes rather than new homes has resulted in a decrease in average sales price of 24.6 percent; however revenue from the increase in the number of homes sold more than offset the decline in sales prices per home.

Rental home revenues increased by $2.7 million from $10.2 million in 2006 to $12.9 million in 2007. The number of tenants in the Company’s rental program increased from 4,659 at September 30, 2006 to 5,134 at September 30, 2007, resulting in additional revenue of approximately $1.8 million for the nine months ended September 30, 2007. The remainder of the increase resulted from an increase in the average rental rate per home from $678 per month at September 30, 2006 to $716 per month at September 30, 2007.

Ancillary revenues, net increased by approximately $0.1 million due primarily to an increase in commissions from the sale of various insurance policies to residents.

Interest income decreased by $0.8 million from $2.9 million to $2.1 million, or 27.6 percent, due primarily to the payoff of interest earning notes by the borrowers.

Other income decreased by $1.3 million from income of $0.8 million to a loss of $(0.5) million, due to a decrease in brokerage commissions ($0.3 million), an increase in losses associated with disposition of miscellaneous assets ($0.5 million), a decrease in proceeds from lawsuit settlement ($0.4 million) and a decrease in other miscellaneous operating income ($0.1 million).

Property operating and maintenance expenses increased by $0.4 million, from $35.4 million to $35.8 million, or 1.1 percent. The increase was due primarily to increases in legal fees ($0.2 million) and property insurance costs ($0.2 million).

Real estate taxes increased by $0.5 million from $11.8 million to $12.3 million, or 4.2 percent, due to increases in assessments and tax rates.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Cost of home sales increased by $2.2 million from $12.0 million to $14.2 million, or 18.3 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 565 manufactured homes during the nine months ended September 30, 2007, as compared to 366 sales during the same period in 2006. Gross profit margins decreased from 22.0 percent in 2006 to 20.6 percent in 2007 due to increased sales of pre-owned homes at lower margins.

Rental home operating and maintenance expense increased by $1.9 million from $7.1 million to $9.0 million, or 26.8 percent due primarily to an increase in the number of tenants in the Company’s rental program and the associated costs for refurbishment of rental homes. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for rental property decreased by $0.9 million from $12.8 million to $11.9 million, or 7.0 percent, due primarily to a decrease in recognition of expenses related to share-based compensation awards.

General and administrative expenses for home sales and rentals decreased by $0.5 million from $4.9 million to $4.4 million, or 10.2 percent, due to decreases in payroll and benefit related expenses ($0.3 million), utility costs ($0.1 million), and taxes and insurance costs ($0.1 million).

Depreciation and amortization increased by $1.6 million from $44.8 million to $46.4 million, or 3.6 percent, due primarily to an increase in the total rental home portfolio.

Interest expense, including interest on mandatorily redeemable debt, increased by $0.3 million from $48.6 million to $48.9 million, or 0.6 percent due to an increase in average debt balances.

Provision for state income tax is discussed in detail in Footnote 10, Income Taxes.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

SAME PROPERTY INFORMATION

The following table reflects the Same Property financial information for the periods ended September 30, 2007 and 2006. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2006, and September 30, 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Income from real property	$44,440	$43,856	$136,539	$133,969
Property operating expenses:
Property operating and maintenance (4)	9,712	9,733	28,180	28,032
Real estate taxes	4,150	4,020	12,299	11,769
Property operating expenses	13,862	13,753	40,479	39,801
Real property net operating income (1)	$30,578	$30,103	$96,060	$94,168

Same property occupancy, site, and rent information at September 30, 2007 and 2006:

	2007	2006
Number of properties	135	135
Developed sites	47,466	47,461
Occupied sites (2)	37,800	38,315
Occupancy % (3)	82.5%	83.8%
Weighted average monthly rent per site (3)	$379	$365
Sites available for development	6,092	6,322
Sites planned for development in next year	15	5

(1) See Note (1) following Footnote # 8, Segment Reporting

(2) Occupied sites includes manufactured housing and permanent recreational vehicle sites, and excludes seasonal recreational vehicle sites.

(3) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

(4) Amounts are reported net of recovery of water and sewer utility expenses.

On a same property basis, real property net operating income increased by $1.9 million from $94.2 million for the nine months ended September 30, 2006, to $96.1 million for the nine months ended September 30, 2007, or 2.0 percent. Income from real property increased by $2.5 million from $134.0 million to $136.5 million, or approximately 1.9 percent and property operating expenses increased by $0.7 million from $39.8 million to $40.5 million, or approximately 1.7 percent.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Rental Program

The following tables reflect additional information regarding the Company’s rental program for the periods ended and as of September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental home revenue	$4,331	$3,658	$12,891	$10,224
Site rent included in Income from real property	5,541	4,957	15,991	13,839
Rental program revenue	9,872	8,615	28,882	24,063
Expenses
Payroll and commissions	508	431	1,588	1,345
Repairs and refurbishment	1,752	1,324	4,820	3,315
Taxes and insurance	596	642	1,766	1,860
Other	240	189	786	560
Rental program operating and maintenance	3,096	2,586	8,960	7,080
Net operating income (1)	$6,776	$6,029	$19,922	$16,983

(1) See Note (1) following Footnote # 8, Segment Reporting

Occupied rental homes information (in thousands except for *):

	2007	2006
Number of occupied rentals, end of period*	5,134	4,659
Cost of occupied rental homes	$153,083	$138,053
Weighted average monthly rental rate*	$716	$678

Net operating income from the rental program increased $0.8 million from $6.0 million in the third quarter of 2006 to $6.8 million in the second quarter of 2007 as a result of a $1.3 million increase in revenue offset by a $0.5 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company has also invested approximately $10.1 million during the nine months ended September 30, 2007, in homes primarily intended for its rental program. Expenditures for the remainder of 2007 will be dependent upon the condition of the markets for repossessions and new home sales, as well as the demand for rental homes.

Cash and cash equivalents increased by $0.6 million from $3.2 million at December 31, 2006, to $3.8 million at September 30, 2007. Net cash provided by operating activities decreased by $10.0 million to $32.0 million for the nine months ended September 30, 2007, from $42.0 million for the nine months ended September 30, 2006, principally due to increases in notes receivable from the sale of homes and our inventory of manufactured homes.

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

LIQUIDITY AND CAPITAL RESOURCES, continued:

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. The Company currently has unencumbered properties with an estimated market value of $225.1 million. From time to time, the Company may also issue shares of its capital stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. While the Company has no current need or intention to approach the credit markets, if it were to become necessary, the current volatility in the credit markets could make borrowing more expensive. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. If the Company is unable obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At September 30, 2007, the Company’s debt to total market capitalization approximated 65.5 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 6.6 years and a weighted average interest rate of 5.5 percent.

Capital expenditures for the nine months ended September 30, 2007 and 2006 included recurring capital expenditures of $5.5 million and $5.2 million, respectively.

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2007, compared to $41.8 million cash used in investing activities for the nine months ended September 30, 2006. The decrease of $35.7 million was due to a $12.8 million decrease in notes receivable and officers’ notes and decreased investment in rental property of $27.1 million, offset by a decrease in proceeds from sale of installment loans on manufactured homes to Origen of $4.2 million.

Net cash used in financing activities was $25.2 million for the nine months ended September 30, 2007, compared to $2.0 million for the nine months ended September 30, 2006. The difference is primarily due to a $27.7 million increase in net repayments on lines of credit, a decrease in net proceeds from option exercises and the issuance of common stock and Operating Partnership Units, net, of $2.0 million, and increased payments for deferred financing costs of $0.1 million, offset by a $3.7 million decrease in payments to retire preferred operating partnership units, an increase in net proceeds from notes payable and other debt of $0.5 million and decreased distributions of $2.4 million.

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the periods ended September 30, 2007 and 2006 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, continued:

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

(Amounts in thousands, except per share/OP unit amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(4,368)	$(3,889)	$(6,485)	$(6,466)
Adjustments:
Depreciation and amortization	15,475	15,570	46,850	46,160
Valuation adjustment (1)	1	(187)	(250)	(166)
Loss on disposition of assets, net	724	774	1,193	844
Provision for state income tax (2)	500	—	500	—
Loss allocated to minority interest	(560)	(510)	(832)	(851)
Funds from operations (FFO)	$11,772	$11,758	$40,976	$39,521
Weighted average common shares/OP Units outstanding:
Basic	20,264	19,974	20,211	19,923
Diluted	20,374	20,150	20,328	20,102

FFO per weighted average common share/OP Unit - Basic	$0.58	$0.59	$2.03	$1.99
FFO per weighted average common share/OP Unit - Diluted	$0.58	$0.59	$2.02	$1.97

(1) The Company currently has two interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from FFO. The valuation adjustment is included in interest expense.

(2)This tax provision represents potential future taxes payable on sale of company assets. It does not impact Funds From Operations and would be payable from prospective proceeds of such sales.

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

The Company’s variable rate debt totals $197.6 million and $188.3 million as of September 30, 2007 and 2006, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the nine months ended September 30, 2007 and 2006, the Company believes its interest expense would have increased or decreased by approximately $1.2 million and $1.5 million based on the $163.7 million and $193.9 million average balance outstanding under the Company’s variable rate debt facilities for the nine months ended September 30, 2007 and 2006, respectively.

The Company has entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012 and the third swap agreement, which matured in July 2007, had a notional amount of $25 million and an effective fixed rate of 3.88 percent. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

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

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II

ITEM 6.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: November 8, 2007	By:	/s/Jeffrey P. Jorissen
Jeffrey P. Jorissen, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002