Form 10-K
period 2007-12-31
SUN COMMUNITIES INC
filed 2008-03-17
CIK 912593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes[ ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes[ ]  No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]  No [ X ]

As of June 30, 2007, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $482,500,000 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2007). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

As of March 1, 2008, there were 18,355,930 shares of the Registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

As used in this report, “Company”, “Us”, “We”, “Our” and similar terms means Sun Communities, Inc., a Maryland corporation, and one or more of its subsidiaries (including the Operating Partnership (as defined below)).

Safe Harbor Statement

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may,” “will,” “could,” “should,” “estimates,” approximate,” “guidance” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in this Form 10-K and the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company’s expectations of future events.

PART I

ITEM 1.	BUSINESS

General

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of December 31, 2007, we owned and operated a portfolio of 136 properties located in eighteen states (the “Properties” or “Property”), including 124 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2007, the Properties contained an aggregate of 47,607 developed sites comprised of 42,266 developed manufactured home sites and 5,341 recreational vehicle sites and an additional 6,588 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation (“SHS”), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 646 people as of December 31, 2007.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

Recent Developments

Change in Date of Annual Meeting. In the past, the Company has typically held its annual meeting of shareholders (the “Annual Meeting”) during the third week of May. This year the Company will hold its Annual Meeting on July 18. In future years, the Company intends to hold the Annual Meeting during the month of July. The Company intends to file its proxy statement for the 2008 Annual Meeting on or about April 30, 2008. Due to the timing of the filing of the proxy statement, the deadline for submitting shareholder proposal for consideration at the 2008 Annual Meeting will not be extended.

Change in Management. As announced on February 6, 2008, the Company appointed Karen J. Dearing, who has served as the Company’s Corporate Controller since 2002, as the Company’s Chief Financial Officer, and John B. McLaren, previously Senior Vice President of Home Sales and Leasing, as Chief Operating Officer. Ms. Dearing and Mr. McLaren succeed Jeffrey P. Jorissen, former Chief Financial Officer, and Brian W. Fannon, former Chief Operating Officer, who remain with the Company as Senior Advisor to Senior Management and President, respectively.

Investment in Affiliate. The Company recognized a $1.9 million impairment to the carrying value of its investment in Origen Financial, Inc. (“Origen”) at December 31, 2007. Also, included in equity loss from affiliate in 2007 is an $8.0 million loss attributable to the Company’s portion of Origen’s goodwill and investment impairment charges of $32.3 million and $9.2 million, respectively. On March 13, 2008, Origen announced that recent and current conditions in the credit markets have adversely impacted Origen’s business and financial condition to the extent that it has determined to suspend loan originations for its own account and has taken steps to right-size its work force. Origen also announced that: (a) its warehouse facility expires on March 14, 2008, and Origen expects to sell its loans that collateralize this facility and use most of the proceeds to pay off the warehouse line; (b) approximately $50.0 million under its supplemental facility, which expires March 14, 2008, has been extended to June 13, 2008, subject to certain conditions; and (c) its Board of Directors is assessing possible courses of action, including continuation of a pared down business, possible sale of certain assets or possible sale of the entire company.

Share-based Compensation. As of December 30, 2007, the Company modified certain terms of performance–based restricted stock and phantom performance-based liability awards to key executives which were to be earned based on compounded annual growth in FFO per diluted share/OP unit over a five year period. In March 2008, the awards were cancelled.

Debt. In January of 2007, the Company completed financings of $17.5 million and $20.0 million at interest rates of 5.842 percent and 5.825 percent, respectively. The loans are secured by two properties and have interest only payments for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit.

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

Structure of the Company

Structured as an umbrella partnership REIT, or UPREIT, Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”), is the entity through which we conduct substantially all of our operations, and which owns, either directly or indirectly through subsidiaries, all of our assets (the subsidiaries, collectively with the Operating Partnership, the “Subsidiaries”). This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers’ tax consequences. We are the sole general partner of, and, as of December 31, 2007, held approximately 88.8% of the interests (not including preferred limited partnership interests) in, the Operating Partnership. The Subsidiaries also include SHS, which provides manufactured home sales and other services to current and prospective tenants of the Properties.

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

Property Management

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 646 Company employees, approximately 537 are located on-site as property managers, support staff, or maintenance personnel.

Throughout 2007, our community managers were overseen by Brian W. Fannon, Chief Operating Officer, who has 38 years of property management experience, three Senior Vice Presidents of Operations and thirteen Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections. In February 2008, Mr. Fannon was named President of the Company and was succeeded as Chief Operating Officer by John B. McLaren.

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

Home Sales and Leasing

SHS is in the manufactured home market offering manufactured home sales and leasing services to tenants and prospective tenants of our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. In recent years SHS also began leasing homes to prospective tenants. At December 31, 2007, SHS had 5,328 occupied leased homes in its portfolio. Homes for this rental program are purchased at discounted rates from finance companies that hold repossessed homes within the Company’s communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the rental program are, in general, one year leases. This program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. The Company has added Repair and Service Supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in the Company’s communities. The growth of the leasing program has slowed as new repossessions appear to have peaked. Additional reductions in the leasing program may occur as rental homes are sold.

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

Corporate Governance

We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the New York Stock Exchange corporate governance listing standards:

•

Our Board of Directors has determined that each member of the Audit Committee (Clunet R. Lewis, Robert H. Naftaly and Stephanie W. Bergeron), qualify as “audit committee financial experts” as such term is defined under Item 401 of Regulation S-K. Mr. Lewis, Mr. Naftaly and Ms. Bergeron are “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2007 from properties located in Michigan, Florida, and Indiana. As of December 31, 2007, 47 of our 136 Properties, or approximately 30% of developed sites, are located in Michigan, 19 Properties, or approximately 21% of developed sites, are located in Florida, and 18 Properties, or approximately 14% of developed sites, are located in Indiana. As a result of the geographic concentration of our Properties in Michigan, Florida, and Indiana, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets.

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

We have a significant amount of debt. As of December 31, 2007, we had approximately $1.2 billion of total debt outstanding, consisting of approximately $1.1 billion in debt that is collateralized by mortgage liens on 103 of the Properties (the “Mortgage Debt”), and approximately $135.2 million in unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:

•

our cash flow may be insufficient to meet required payments of principal and interest, or require us to dedicate a substantial portion of our cash flow to pay our debt and the interest associated with our debt rather than to other areas of our business;

•	our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;

•	it may be more difficult for us to obtain additional financing in the future for our operations, working capital requirements, capital expenditures, debt service or other general requirements;

•	we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt; and

•	we may not be able to re-finance at all or on favorable terms, as our debt matures.

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

In October 2003, we purchased 5,000,000 shares of common stock of Origen Financial Inc, (“Origen”), (representing approximately 19% of the issued and outstanding shares of common stock as of December 31, 2007) for $50 million. Origen is a publicly traded real estate investment trust in the business of originating and servicing manufactured home loans. Our equity investment in Origen is subject to all of the risks associated with Origen’s business, including the availability of credit to fund new loans and for the periodic securitization of pools of loans that were previously originated. On March 13, 2008, Origen announced that the deterioration of the credit markets has adversely impacted Origen’s business and financial condition to the extent that it cannot continue to operate in the manner that it has previously conducted itself, which may have a material adverse effect on the value of our investment in Origen.. The Company recorded an impairment to the carrying value in its investment in Origen of $1.9 million and $18.0 million at December 31, 2007 and 2006, respectively. Additional information is included under “Recent Developments-Investment in Affiliate” and in Footnote 1.g. to our consolidated financial statements included herein.

The financial condition and solvency of our borrowers and the market value of our properties may adversely affect our investments in real estate, installment and other loans.

As of December 31, 2007, we had outstanding approximately $30.6 million in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

Ownership of Origen. In October, 2003, the Company purchased 5,000,000 shares of Origen common stock for $50 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (the Company’s Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for $10.25 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.

Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company. The following are the current transactions and agreements involving Origen which may present a conflict of interest for Mr. Shiffman or Mr. Weiss:

•

Origen Servicing Inc., a wholly owned subsidiary of Origen, services approximately $30.6 million of manufactured home loans for the Company as of December 31, 2007, for an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement.

•

Origen has agreed to fund loans that meet the Company’s underwriting guidelines and then transfer those loans at par to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. During 2007 and 2006, the Company purchased $13.3 million and $7.9 million of these loans, respectively.

•

The Company purchases certain repossessed manufactured houses owned by Origen located in its manufactured housing communities. The Company purchased approximately $1.1 million and $1.2 million of repossessed homes from Origen during 2007 and 2006. This program allows the Company to retain homes for resale and rent in its communities.

•

As noted above, Origen services manufactured home loans for the Company under a Loan Servicing Agreement. Certain loans may, from time to time, be sold to Origen. For loans that are made below published rates, the Company will pay Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. In 2006, the Company sold a portfolio of installment loans on manufactured homes totaling approximately $4.1 million to a wholly-owned subsidiary of Origen Financial, Inc. for 100.5 percent of the principal balance for loans that were 89 days or less delinquent and 100 percent of the principal balance for loans that were 90 days or more delinquent. The Company recognized a gain on the sale of these notes of $0.02 million.

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

Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. On July 30, 2007 the Company exercised its option to extend its lease for its executive offices. The extension is for a period of five years commencing on May 1, 2008. The base rent for the option term will continue to be the same as the rent payable at the end of the current term. The current annual base rent under the current lease is $21.50 per square foot (gross). Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as an officer and/or director of the Company and their ownership interest in American Center LLC.

We rely on key management.

We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, Brian W. Fannon, John B. McLaren, Karen J. Dearing and Jonathan M. Colman (together, the “Senior Officers”). As disclosed under “Legal Proceedings,” the SEC has initiated civil action against three of our employees, including Mr. Shiffman, with respect to our accounting of the SunChamp LLC, (“SunChamp”), investment during 2000, 2001 and 2002. The defense of this civil action may divert the time and attention of these employees, be costly to the Company and/or result in the loss of services, or change in duties, of one or more of these employees. The loss of services of one or more of our executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on the Senior Officers.

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

Rights Plan. We adopted a stockholders’ rights plan in 1998 that provides our stockholders (other than a stockholder attempting to acquire a 15% or greater interest in the Company) with the right to purchase stock in the Company at a discount in the event any person attempts to acquire a 15% or greater interest in the Company. Because this plan could make it more expensive for a person to acquire a controlling interest in the Company, it could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest. The rights will expire at the close of business on June 8, 2008, unless earlier redeemed or exchanged by the Company.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2007, up to approximately 2,828,000 shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their Common or Convertible Preferred OP Units. The Preferred OP Units are convertible at $68. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. In 2008 and 2009, Water Oak, Ltd., a former owner of one of the Properties, may be issued Common OP Units with a value of approximately $1,250,000. In addition, as of December 31, 2007, options to purchase 286,137 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan and our Long-Term Incentive Plan (the “Plans”). No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.

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

On July 13, 2006, the Company received a comment letter from the SEC with respect to its Form 10-Q for the quarter ended March 31, 2006. The Company has responded to the comments and has not received any further communication from the SEC on this matter. The Company believes it has appropriately addressed all of the issues raised by the SEC in the comment letter and considers the matter resolved.

ITEM 2.	PROPERTIES

General. As of December 31, 2007, the Properties consisted of 124 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites located in eighteen states concentrated in the midwestern and southeastern United States. As of December 31, 2007, the Properties contained 47,607 developed sites comprised of 42,266 developed manufactured home sites, 5,341 recreational vehicle sites and an additional 6,588 manufactured home sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 136 Properties, 69 have more than 300 developed manufactured home sites, with the largest having 979 developed manufactured home sites.

As of December 31, 2007, the Properties had an occupancy rate of 84 percent in stabilized communities and 71 percent in development communities and the aggregate occupancy rate was 82 percent excluding recreational vehicle sites. Since January 1, 2007, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 3.2 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 6.5 percent. The average renewal rate for residents in the Company’s rental program was approximately 50 percent for the year ended December 31, 2007.

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

The following table sets forth certain information relating to the properties owned or financed as of December 31, 2007:

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2007	12/31/07(1)	12/31/06(1)	12/31/05(1)

MIDWEST
Michigan
Academy/West Pointe	441	91%	94%	98%
Canton, MI
Allendale Meadows Mobile Village	352	78%	81%	84%
Allendale, MI
Alpine Meadows Mobile Village	403	85%	87%	94%
Grand Rapids, MI
Bedford Hills Mobile Village	339	78%	79%	85%
Battle Creek, MI
Brentwood Mobile Village	195	92%	95%	92%
Kentwood, MI
Byron Center Mobile Village	143	88%	91%	96%
Byron Center, MI
Candlewick Court	211	85%	87%	89%
Owosso, MI
College Park Estates	230	74%	74%	77%
Canton, MI
Continental Estates	385	43%	49%	54%
Davison, MI
Continental North	474	54%	58%	59%
Davison, MI
Country Acres Mobile Village	182	90%	88%	91%
Cadillac, MI
Country Meadows Mobile Village	577	89%	91%	92%
Flat Rock, MI
Countryside Village	359	80%	81%	89%
Perry, MI
Creekwood Meadows	336	64%	63%	67%
Burton, MI
Cutler Estates Mobile Village	259	84%	83%	91%
Grand Rapids, MI
Davison East	190	52%	63%	67%
Davison, MI
Falcon Pointe(6)	142	18%(6)	19%(6)	19%(6)
East Lansing, MI
Fisherman’s Cove	162	83%	80%	86%
Flint, MI
Grand Mobile Estates	230	77%	79%	85%
Grand Rapids, MI
Hamlin(3)	209	75%(3)	75%(3)	78%(3)
Webberville, MI
Holly Village/Hawaiian Gardens	425	97%	97%	99%
Holly, MI
Hunters Glen(6)	280	46%(6)	43%(6)	46%(6)
Wayland, MI
Kensington Meadows	290	80%	81%	88%
Lansing, MI
Kings Court Mobile Village	639	97%	97%	98%
Traverse City, MI

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2007	12/31/07(1)	12/31/06(1)	12/31/05(1)

Knollwood Estates	161	88%	91%	88%
Allendale, MI
Lafayette Place	254	68%	77%	85%
Metro Detroit, MI
Lakeview	392	91%	91%	91%
Ypsilanti, MI
Lincoln Estates	191	94%	96%	99%
Holland, MI
Meadow Lake Estates	425	87%	88%	91%
White Lake, MI
Meadowbrook Estates	453	94%	93%	93%
Monroe, MI
Presidential Estates Mobile Village	364	83%	85%	87%
Hudsonville, MI
Richmond Place	117	84%	95%	97%
Metro Detroit, MI
River Haven Village	721	63%	66%	68%
Grand Haven, MI
Scio Farms Estates	913	93%	95%	96%
Ann Arbor, MI
Sheffield Estates	228	99%	97%	n/a(2)
Auburn Hills, MI
Sherman Oaks	366	77%	78%	83%
Jackson, MI
St. Clair Place	100	80%	88%	94%
Metro Detroit, MI
Sunset Ridge(6)	190	87%(6)	82%(6)	75%(6)
Portland Township, MI
Timberline Estates	296	80%	80%	87%
Grand Rapids, MI
Town & Country Mobile Village	192	99%	100%	98%
Traverse City, MI
Village Trails(3)	100	76%(3)	73%(3)	72%(3)
Howard City, MI
White Lake Mobile Home Village	315	95%	96%	97%
White Lake, MI
White Oak Estates	480	74%	78%	81%
Mt. Morris, MI
Windham Hills Estates(3)	402	69%(3)	69%(3)	72%(3)
Jackson, MI
Woodhaven Place	220	95%	94%	96%
Metro Detroit, MI
Michigan Total	14,333	80%	82%	84%

Indiana
Brookside Mobile Home Village	570	66%	67%	73%
Goshen, IN
Carrington Pointe(3)	320	72%(3)	71%(3)	72%(3)
Ft. Wayne, IN

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2007	12/31/07(1)	12/31/06(1)	12/31/05(1)

Clear Water Mobile Village	227	72%	75%	78%
South Bend, IN
Cobus Green Mobile Home Park	386	66%	69%	71%
Elkhart, IN
Deerfield Run(3)	175	67%(3)	61%(3)	67%(3)
Anderson, IN
Four Seasons	218	92%	88%	92%
Elkhart, IN
Holiday Mobile Home Village	326	85%	88%	91%
Elkhart, IN
Liberty Farms	220	100%	97%	97%
Valparaiso, IN
Maplewood	207	81%	88%	79%
Lawrence, IN
Meadows	330	52%	59%	69%
Nappanee, IN
Pebble Creek(6) (7)	258	85%(6)	81%(6)	78%(6)
Greenwood, IN
Pine Hills	129	87%	84%	88%
Middlebury, IN
Roxbury Park	398	87%	88%	92%
Goshen, IN
Timberbrook	567	58%	59%	67%
Bristol, IN
Valley Brook	799	59%	63%	69%
Indianapolis, IN
West Glen Village	552	78%	86%	88%
Indianapolis, IN
Woodlake Estates	338	48%	51%	52%
Ft. Wayne, IN
Woods Edge Mobile Village(3)	598	53%(3)	58%(3)	58%(3)
West Lafayette, IN
Indiana Total	6,618	69%	71%	75%

OTHER
Apple Creek Manufactured Home Community and Self Storage	176	84%	87%	90%
Amelia, OH
Autumn Ridge	413	99%	98%	97%
Ankeny, IA
Bell Crossing(3)	239	52%(3)	54%(3)	47%(3)
Clarksville, TN
Boulder Ridge(6)	527	65%(6)	62%(6)	65%(6)
Pflugerville, TX
Branch Creek Estates	392	99%	97%	96%
Austin, TX
Byrne Hill Village	236	90%	92%	98%
Toledo, OH
Candlelight Village	309	91%	93%	94%
Chicago Heights, IL

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2007	12/31/07(1)	12/31/06(1)	12/31/05(1)

Casa del Valle(1) (5)	117/401	99%	100%	98%
Alamo, TX
Catalina	462	65%	67%	68%
Middletown, OH
Cave Creek(6)	289	68%(6)	68%(6)	67%(6)
Evans, CO
Chisholm Point Estates	416	89%	84%	84%
Pflugerville, TX
Comal Farms(6) (7)	349	67%(6)	62%(6)	56%(6)
New Braunfels, TX
Countryside Atlanta	271	97%	96%	96%
Lawrenceville, GA
Countryside Gwinnett	331	93%	89%	90%
Buford, GA
Countryside Lake Lanier	548	83%	82%	81%
Buford, GA
Creekside(6) (7)	46	63%(6)	72%(6)	76%(6)
Reidsville, NC
Desert View Village(6)	93	50%(6)	48%(6)	50%(6)
West Wendover, NV
Eagle Crest(6)	318	80%(6)	75%(6)	71%(6)
Firestone, CO
East Fork(6) (7)	215	89%(6)	86%(6)	93%(6)
Batavia, OH
Edwardsville	634	68%	71%	74%
Edwardsville, KS
Forest Meadows	75	99%	93%	93%
Philomath, OR
Glen Laurel(6) (7)	261	44%(6)	36%(6)	31%(6)
Concord, NC
High Pointe	411	97%	97%	94%
Frederica, DE
Kenwood RV and Mobile Home Plaza(1) (5)	40/280	100%	100%	100%
LaFeria, TX
Meadowbrook(6) (7)	177	98%(6)	94%(6)	90%(6)
Charlotte, NC
North Point Estates(6)	108	43%(6)	44%(6)	37%(6)
Pueblo, CO
Oak Crest(6)	335	61%(6)	53%(6)	57%(6)
Austin, TX
Oakwood Village	511	83%	84%	83%
Miamisburg, OH
Orchard Lake	147	99%	97%	97%
Milford, OH
Pecan Branch(6)	69	73%(6)	55%(6)	51%(6)
Georgetown, TX
Pheasant Ridge	553	100%	100%	100%
Lancaster, PA
Pin Oak Parc	502	88%	88%	88%
O’Fallon, MO

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2007	12/31/07(1)	12/31/06(1)	12/31/05(1)

Pine Ridge	245	92%	94%	94%
Petersburg, VA
Pine Trace(6)	420	68%(6)	67%(6)	74%(6)
Houston, TX
River Ranch(6) (7)	121	88%(6)	74%(6)	60%(6)
Austin, TX
River Ridge(6)	337	83%(6)	74%(6)	76%(6)
Austin, TX
Saddle Brook(6)	261	61%(6)	57%(6)	46%(6)
Austin, TX
Sea Air(1) (5)	370/527	98%	100%	100%
Rehoboth Beach, DE
Snow to Sun(1) (5)	180/488	100%	100%	99%
Weslaco, TX
Southfork	477	70%	72%	75%
Belton, MO
Stonebridge(6) (7)	340	84%(6)	76%(6)	74%(6)
San Antonio, TX
Summit Ridge(6) (7)	252	87%(6)	81%(6)	73%(6)
Converse, TX
Sunset Ridge(6) (7)	170	92%(6)	84%(6)	79%(6)
Kyle, TX
Sun Villa Estates	324	100%	100%	100%
Reno, NV
Timber Ridge	585	86%	88%	90%
Ft. Collins, CO
Westbrook Village	344	96%	96%	96%
Toledo, OH
Westbrook Senior Village	112	99%	99%	100%
Toledo, OH
Willowbrook Place	266	95%	95%	97%
Toledo, OH
Woodlake Trails(6) (7)	134	94%(6)	94%(6)	93%(6)
San Antonio, TX
Woodland Park Estates	399	98%	95%	93%
Eugene, OR
Woodside Terrace	439	84%	87%	93%
Holland, OH
Worthington Arms	224	96%	94%	95%
Lewis Center, OH
Other Total	16,559	83%	82%	82%

SOUTHEAST
Florida
Arbor Terrace RV Park	389	n/a(4)	n/a(4)	n/a(4)
Bradenton, FL
Ariana Village Mobile Home Park	208	91%	90%	89%
Lakeland, FL
Buttonwood Bay(1) (5)	407/940	100%	100%	100%
Sebring, FL

	Developed	Occupancy	Occupancy	Occupancy
	Sites as of	as of	as of	as of
Property and Location	12/31/2007	12/31/07(1)	12/31/06(1)	12/31/05(1)

Gold Coaster(1) (5)	396/546	99%	99%	98%
Homestead, FL
Groves RV Resort	287	n/a(4)	n/a(4)	n/a(4)
Ft. Myers, FL
Holly Forest Estates	402	100%	100%	100%
Holly Hill, FL
Indian Creek Park(1) (5)	353/1470	100%	100%	100%
Ft. Myers Beach, FL
Island Lakes	301	100%	100%	100%
Merritt Island, FL
Kings Lake	245	100%	100%	100%
Debary, FL
Lake Juliana Landings	274	96%	95%	91%
Auburndale, FL
Lake San Marino RV Park	410	n/a(4)	n/a(4)	n/a(4)
Naples, FL
Meadowbrook Village	257	99%	100%	99%
Tampa, FL
Orange Tree Village	246	100%	100%	99%
Orange City, FL
Royal Country	864	100%	99%	100%
Miami, FL
Saddle Oak Club	376	100%	100%	100%
Ocala, FL
Siesta Bay RV Park	798	n/a(4)	n/a(4)	n/a(4)
Ft. Myers Beach, FL
Silver Star Mobile Village	406	99%	99%	99%
Orlando, FL
Tampa East(1) (5)	31/699	100%	97%	97%
Tampa, FL
Water Oak Country Club Estates	979	100%	100%	98%
Lady Lake, FL
Florida Total	10,097	99%	99%	98%

TOTAL/AVERAGE	47,607	82%	83%	84%
TOTAL STABILIZED COMMUNITIES	42,277	84%	85%	87%
TOTAL DEVELOPMENT COMMUNITIES	5,330	71%	66%	64%

(1) Occupancy percentage relates to manufactured housing sites, excluding recreational vehicle sites. Data presented MH Sites/Total Sites.
(2) Acquired 2006.
(3) Occupancy in these properties reflects the fact that these communities are in a lease-up phase following an expansion.
(4) This Property contains only recreational vehicle sites.
(5) This Property contains recreational vehicle sites.
(6) Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.
(7) This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 77.1 percent equity interest as of December 31, 2007.

Leases. The typical lease we enter into with a tenant for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases, leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average 3.4 percent of the homes in our communities have been removed by their owners and 7.6 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The small percentage of homes removed from our communities is impacted by the $4,000 to $10,000 cost to move a home. The above experience can be summarized as follows: the average resident remains in our communities for approximately thirteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately twenty nine years. See “Regulations and Insurance.”

ITEM 3.	LEGAL PROCEEDINGS

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed. TJ Holdings has now filed an arbitration demand in Southfield, Michigan based on the same claims. The Company intends to vigorously defend against the allegations.

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

On February 27, 2006, the SEC filed a civil action against the Company’s Chief Executive Officer, its then (and now former as of February 2008) Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order. The discovery stage of this action has closed, and the parties are awaiting decisions on dispositive motions. The Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

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

Market Information

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 8, 1993, under the symbol “SUI.” On February 29, 2008, the closing sales price of the common stock was $20.38 and the common stock was held by 305 holders of record. The following table sets forth the high and low closing sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by the Company with respect to each period.

	High	Low	Distribution
Fiscal Year Ended December 31, 2007
First Quarter of 2007	$32.64	$29.70	$0.63
Second Quarter of 2007	31.28	29.36	0.63
Third Quarter of 2007	31.25	26.38	0.63
Fourth Quarter of 2007	31.65	20.96	0.63

Fiscal Year Ended December 31, 2006
First Quarter of 2006	$36.71	$31.32	$0.63
Second Quarter of 2006	34.31	30.57	0.63
Third Quarter of 2006	33.12	31.01	0.63
Fourth Quarter of 2006	35.34	31.81	0.63

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Common Stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange and an industry index comprised of twenty publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2007. This line graph assumes a $100 investment on December 31, 2002, a reinvestment of dividends and actual increase of the market value of the Company’s Common Stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	2002	2003	2004	2005	2006	2007
SUN COMMUNITIES, INC.	100.00	112.70	125.01	104.62	116.40	82.22
HEMSCOTT GROUP INDEX	100.00	126.44	167.77	184.77	255.26	189.00
NYSE MARKET INDEX	100.00	129.55	146.29	158.37	185.55	195.46

Recent Sales of Unregistered Securities

On March 31, 2007, the Operating Partnership issued and immediately redeemed 30,898 Common Operating Partnership Units, (“OP Units”), from Water Oak, Ltd. for an aggregate purchase price of $961,540.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Equity Compensation Plan Information

The following table reflects information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by shareholders	245,751	$32.07	113,481
Equity compensation plans not approved by shareholders (1)	40,386	$32.75	—
TOTAL	286,137		113,481

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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004(a)	2003(a)
	(In thousands except for per share and other data)
OPERATING DATA:
Revenues	$235,956	$227,778	$211,964	$204,543	$194,586
Income (loss) from continuing operations	$(16,643)	$(25,257)	$(6,276)	$(40,605)	$13,702
Net income (loss)	$(16,643)	$(24,968)	$(5,452)	$(40,468)	$23,714
Income (loss) from continuing operations per share:
Basic	$(0.93)	$(1.44)	$(0.35)	$(2.22)	$0.75
Diluted	$(0.93)	$(1.44)	$(0.35)	$(2.22)	$0.75

Distributions per common share	$2.52	$2.52	$2.50	$2.44	$2.41

BALANCE SHEET DATA:
Investment property, before accumulated depreciation	$1,538,426	$1,512,762	$1,458,122	$1,380,553	$1,220,405
Total assets	$1,245,823	$1,289,739	$1,320,536	$1,403,167	$1,221,574
Total debt	$1,187,675	$1,166,850	1,123,468	$1,078,442	$773,328
Stockholders’ equity	$21,047	$79,197	$143,257	$211,746	$326,610

OTHER FINANCIAL DATA:
Net operating income (b) from:
Real property operations	$126,168	$123,550	$118,721	$111,848	$107,306
Home sales and home rentals	$9,734	$8,466	$6,304	$4,720	$6,898
Funds from operations (FFO) (c)	$45,439	$34,560	$51,313	$(3,295)	$65,525
FFO per weighted average Common Share/OP Unit:
Basic	$2.25	$1.74	$2.54	$(0.16)	$3.16
Diluted	$2.24	$1.72	$2.54	$(0.16)	$3.14

OTHER DATA (at end of period):
Total properties	136	136	135	136	127
Total sites	47,607	47,606	47,385	46,856	43,875

(a) Operating data for the years ended December 31, 2004 and 2003, have been restated to reflect the reclassifications required under SFAS No. 144 for the properties sold in 2005.

(b) See Note (2) following Same Property Information on page 38.

(c) See Other, pages 44-46.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, develops and finances manufactured housing communities concentrated in the midwestern and southeastern United States. As of December 31, 2007, the Company owned and operated a portfolio of 136 developed properties located in eighteen states, including 124 manufactured housing communities, four recreational vehicle communities, and eight properties containing both manufactured housing and recreational vehicle sites.

In recent years the operations of manufactured homebuilders, dealers, and the companies that finance the purchase of the homes have experienced severe losses and substantial volatility. New home shipments have declined from approximately 373,000 in 1998 to less than 100,000 in 2007. The decline was largely due to the turmoil in the financing side of the industry as lenders experienced substantial losses arising from defaults on poorly underwritten loans in the mid to late 1990s and beyond. As a result of the losses, the lenders experienced liquidity constraints and significantly tightened underwriting standards thus reducing the demand for new homes.

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

As a result of these industry conditions, a large quantity of homes repossessed by lenders have become available for purchase at discounts of up to 50% and more from original cost or loan amount. The Company has made every effort to acquire these value-priced homes especially as the alternative would likely be the removal of the homes from the community. Such removal would create total dependence on the sale of a new home to fill the site. As new home shipments have declined by nearly three quarters from their peak in 1998 to current levels, such dependence would leave the Company vulnerable to a recovery in new home shipments as its primary method to improve occupancy.

The Company intends to sell these value-priced homes to residents over time. In the meantime it is most economical to lease the homes to residents. At December 31, 2007, the Company had 5,328 homes rented in its communities which comprise over 47,000 sites. All renters are subject to underwriting criteria. The Company expects to continue to acquire homes from lenders as long as the pricing of the homes remains compelling. The Company is actively developing programs for its renters and others to acquire these homes.

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

The Company owns an approximate 19 percent investment in an affiliate that is reported under the equity method of accounting. Management performs an analysis to determine if the investment has experienced an other than temporary decline in value. Numerous factors are evaluated in accordance with published GAAP and SEC staff guidance. Changes in the facts and circumstances evaluated, future adverse changes in market conditions or operating results of the affiliate may affect management’s analysis.

Notes and Accounts Receivable. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when the Company believes that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. The Company reserves for estimated repairs to homes which collateralize its installment notes receivable based upon an estimate of annual foreclosures and historical costs of repair.

Depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

Revenue Recognition. Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to two years and are renewable by mutual agreement of the Company and the resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.

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

Derivative Instruments and Hedging Activities. The Company currently has two interest rate swaps and an interest rate cap agreement to offset interest rate risk. The Company does not enter into derivative transactions for speculative purposes. The Company adjusts its balance sheet on an ongoing quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The Company uses standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

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

The Company is subject to certain state taxes that are considered income taxes and has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Results of Operations

Comparison of year ended December 31, 2007, to year ended December 31, 2006

For the year ended December 31, 2007, loss from operations decreased by $9.7 million, from a loss of $28.5 million in 2006 to a loss of $18.8 million in 2007. The decrease in loss was due to increased revenues of $8.2 million and a decrease in loss from affiliate of $8.6 million, offset by increased expenses of $7.1 million, as described in more detail below.

Income from real property increased by $3.9 million, from $187.5 million to $191.4 million, or 2.0 percent, due to rent increases ($3.1 million) and other community revenues ($0.8 million).

Revenue from home sales increased by $2.7 million, from $20.2 million to $22.9 million, or 13.4 percent. The Company sold 712 manufactured homes during the year ended December 31, 2007 as compared to 492 sales during 2006. Additional revenue resulted from the substantial increase in the number of homes sold but was partially offset by a 21.8 percent decrease in average sales price as higher priced Florida home sales lagged and consumer demand shifted to pre-owned homes.

Rental home revenue increased by $4.0 million, from $14.8 million to $18.8 million, or 27.0 percent. The number of tenants in the Company’s rental program increased from 4,576 at December 31, 2006 to 5,328 at December 31, 2007, resulting in additional revenue of approximately $2.9 million. The remainder of the increase resulted from an increase in the average rental rate per home from $686 per month at December 31, 2006 to $718 per month at December 31, 2007.

Ancillary revenues, net, increased by $0.1 million, from $0.4 million to $0.5 million, due to an increase in commissions from the brokerage of insurance policies.

Interest income decreased by $0.8 million, from $3.7 million to $2.9 million, or 21.6 percent, primarily due to the repayment of a $13.5 million mortgage note receivable by the borrower on March 1, 2007.

Other income decreased by $1.6 million, from income of $1.0 million to loss of $0.6 million, due to a decrease in brokerage commissions of $0.4 million, an increase in loss realized on the disposal of assets and land of $0.6 million, a decrease in proceeds from the settlement of a lawsuit which is included in 2006 Other Income of $0.4 million, and a decrease in other miscellaneous operating income $0.2 million.

Property operating and maintenance expenses increased by $0.8 million, from $48.1 million to $48.9 million, or 1.7 percent. The increase was due to the cost of the Company’s biennial convention ($0.2 million), an increase in legal expenses ($0.2 million), an increase in property and casualty insurance costs ($0.2 million), an increase in utility expenses ($0.3 million), and an increase in cable expense ($0.1 million) offset by a decrease in supply and repair costs ($0.2 million).

Real estate taxes increased by $0.5 million, from $15.9 million to $16.4 million, or 3.1 percent, due to increases in assessments and tax rates.

Cost of home sales increased by $2.5 million, from $15.7 million to $18.2 million, or 15.9 percent due primarily to the increase in the number of homes sold. The Company sold 712 manufactured homes during the year ended December 31, 2007 as compared to 492 sales during 2006. Gross profit margins decreased from 22.4 percent in 2006 to 20.6 percent in 2007 due primarily to a decrease in profit margin on sales of new homes.

Rental home operating and maintenance increased by $2.9 million, from $10.9 million to $13.8 million, due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for real property decreased by $1.8 million, from $16.4 million to $14.6 million, due to a reduction of deferred compensation expenses of $2.1 million and a reduction in consulting fees of $0.3 million offset by an increase in salary, wage and incentive costs of $0.6 million. The reduction in deferred compensation expense includes the $1.4 million effect of the reversal in 2007 of $0.7 million of expenses recognized in 2006 related to performance-based restricted and phantom stock awards, because the Company determined that it was improbable that the performance criteria would be achieved.

General and administrative expenses for home sales and rentals decreased by $0.4 million, from $6.5 million to $6.1 million, or 6.2 percent due primarily to an decrease in payroll and benefits.

Depreciation and amortization increased by $2.2 million, from $60.3 million to $62.5 million, or 3.6 percent, due primarily to an increase in the total rental home portfolio.

Debt extinguishment expenses in 2006 of $0.5 million include defeasance fees and other costs associated with extinguishing $45.0 million of secured notes. Deferred financing costs of $0.2 million related to this debt were expensed in 2006.

Interest expense, including interest on mandatorily redeemable debt, increased by $0.4 million, from $65.1 million to $65.5 million, or 0.6 percent.

Provision for state income tax is discussed in detail in Footnote 10, Income Taxes.

Included in Equity loss from affiliate is an impairment to the carrying value of Origen of $1.9 million and $18.0 million in 2007 and 2006, respectively. Also, included in equity loss from affiliate in 2007 is an $8.0 million loss attributable to the Company’s portion of Origen’s goodwill and investment impairment charges of $32.3 million and $9.2 million, respectively.

Comparison of year ended December 31, 2006, to year ended December 31, 2005

For the year ended December 31, 2006, loss from operations increased by $22.4 million from a loss of $6.1 million in 2005 to a loss of $28.5 million in 2006. The increase in loss was due to increased expenses of $22.5 million and increased loss from affiliate of $15.7 million, offset by increased revenues of $15.8 million as described in more detail below.

Income from real property increased by $7.4 million, from $180.1 million to $187.5 million, or 4.1 percent, due to property acquisitions ($1.6 million), rent increases ($5.0 million) and other community revenues ($0.8 million).

Revenue from home sales increased by $1.8 million, from $18.4 million to $20.2 million, or 9.8 percent. The Company sold 492 manufactured homes during the year ended December 31, 2006 as compared to 425 sales during 2005. Additional revenue resulted from the increase in the number of homes sold and was partially offset by a 4.9 percent decrease in average sales price as consumer demand shifted to pre-owned homes.

Rental home revenue increased by $5.8 million, from $9.1 million to $14.9 million, or 63.7 percent. The number of tenants in the Company’s rental program increased from 3,711 at December 31, 2005 to 4,576 at December 31, 2006, resulting in additional revenue of approximately $4.2 million. The remainder of the increase resulted from an increase in the average rental rate per home from $643 per month at December 31, 2005 to $686 per month at December 31, 2006.

Ancillary revenues, net, decreased by $0.3 million, from $0.7 million to $0.4 million, due to a non-refundable option payment received in 2005 ($0.2 million) and increased golf course management fees ($0.2 million) offset by an increase in other miscellaneous ancillary revenues ($0.1 million).

Interest income decreased by $0.6 million, from $4.3 million to $3.7 million, or 14.0 percent, due primarily to a decrease in interest earned on the Company’s short-term investments which were sold during 2006.

Other income increased by $1.7 million, from a loss of $(0.7) million to income of $1.0 million, due to an increase in brokerage commissions ($0.1 million), a decrease in unsuccessful acquisition expenses ($0.5 million), proceeds from a lawsuit settlement ($0.4 million) and an increase in other miscellaneous operating income ($0.7 million).

Property operating and maintenance expenses increased by $1.9 million, from $46.2 million to $48.1 million, or 4.1 percent. The increase was due to acquisitions ($0.5 million), increases in utility costs ($1.5 million) and payroll and health insurance costs ($0.5 million), partially offset by decreases in repair and maintenance ($0.3 million) and miscellaneous other expenses ($0.3 million).

Real estate taxes increased by $0.7 million, from $15.2 million to $15.9 million, or 4.6 percent, due to acquisitions ($0.2 million) and increases in assessments and tax rates ($0.5 million).

Cost of home sales increased by $1.8 million, from $13.9 million to $15.7 million, or 12.9 percent due primarily to the increase in the number of homes sold. The Company sold 492 manufactured homes during the year ended December 31, 2006 as compared to 425 sales during 2005. Gross profit margins decreased from 24.6 percent in 2005 to 22.4 percent in 2006 due to increased sales of pre-owned homes at lower margins.

Rental home operating and maintenance increased by $3.6 million, from $7.3 million to $10.9 million, due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

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

General and administrative expenses for home sales and rentals increased by $0.2 million, from $6.3 million to $6.5 million, or 3.2 percent due primarily to an increase in payroll and benefits.

Depreciation and amortization increased by $6.0 million, from $54.3 million to $60.3 million, or 11.0 percent, due primarily to an increase in the total rental home portfolio.

Debt extinguishment expense of $0.5 million includes defeasance fees and other costs associated with extinguishing $45.0 million of secured notes. Deferred financing costs of $0.2 million related to this debt were expensed.

Interest expense, including interest on mandatorily redeemable debt, increased by $5.1 million, from $60.0 million to $65.1 million, or 8.5 percent. Average debt increased by 4.0 percent and the remainder of the increase is due to higher variable rates.

Included in Equity loss from affiliate in 2006 is an $18.0 million impairment to the carrying value of Origen.

Same Property Information

The following table reflects the Same Property financial information for the periods ended December 31, 2007 and 2006. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2006, and December 31, 2007.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Income from real property	$46,287	$45,373	$182,826	$179,342
Property operating expenses:
Property operating and maintenance (1)	9,179	8,950	37,359	36,982
Real estate taxes	3,973	4,012	16,272	15,781
Property operating expenses	13,152	12,962	53,631	52,763
Real property net operating income (2)	$33,135	$32,411	$129,195	$126,579

Same property occupancy, site, and rent information at December 31, 2007 and 2006:

	2007	2006
Number of properties	135	135
Developed sites	47,465	47,464
Occupied sites (3)	37,733	37,879
Occupancy % (4)	82.4%	82.7%
Weighted average monthly rent per site (4)	$382	$368
Sites available for development	6,090	6,315
Sites planned for development in next year	10	25

(1) Amounts are reported net of recovery of water and sewer utility expenses.

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

(3) Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.

(4)	Occupancy % and weighted average rent relates to manufactured housing sites, excluding both permanent and seasonal recreational vehicle sites.

On a same property basis, real property net operating income increased by $2.6 million from $126.6 million for the year ended December 31, 2006, to $129.2 million for the year ended December 31, 2007, or 2.1 percent. Income from real property increased by $3.5 million from $179.3 million to $182.8 million, or 1.9 percent, due primarily to increases in rents including water and property tax pass through. Property operating expenses increased by $0.8 million from $52.8 million to $53.6 million, or 1.6 percent, due to increases in real estate taxes ($0.5 million), and other expenses ($0.3 million).

Rental Program

The following table reflects additional information regarding the Company’s rental program for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands except for *)
Rental home revenue	$18,840	$14,849	$9,080
Site rent included in Income from real property	21,704	18,819	12,277
Rental program revenue	40,544	33,668	21,357
Expenses
Payroll and commissions	2,459	1,804	1,758
Repairs and refurbishment	6,526	4,938	3,190
Taxes and insurance	2,366	2,506	1,022
Other	2,479	1,679	1,330
Rental program operating and maintenance	13,830	10,927	7,300
Net operating income (1)	$26,714	$22,741	$14,057

Number of occupied rentals, end of period*	5,328	4,576	3,711
Cost of occupied rental homes	$161,057	$135,861	$109,214
Weighted average monthly rental rate per home and site*	$718	$686	$643

(1) See Note (2) following Same Property Information on page 38.

Net operating income from the rental program increased $4.0 million from $22.7 million in 2006 to $26.7 million in 2007 as a result of a $6.9 million increase in revenue offset by a $2.9 million increase in expenses. Revenues increased due to an increase in the weighted average monthly rental rate and an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes. A comparison of the year ended 2006 to the year ended 2005 results in similar increases in net operating income, revenue and expenses for the same reasons as noted in the comparison of the year ended 2007 to the year ended 2006.

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

The Company continuously seeks acquisition opportunities that meet the Company’s criteria for acquisition. Should such investment opportunities arise in 2008, the Company will finance the acquisitions though the temporary use of its lines of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

The Company has also invested approximately $24.2 million during 2007 in the acquisition of homes primarily intended for its rental program. Expenditures for 2008 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents increased by $2.2 million to $5.4 million at December 31, 2007, compared to $3.2 million at December 31, 2006. Net cash provided by operating activities increased by $3.3 million to $49.6 million for the year ended December 31, 2007, compared to $46.3 million for the year ended December 31, 2006.

The Company’s net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s markets generally, and specifically in metropolitan areas of the Company’s current markets; (b) lower occupancy rates of the Properties; (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; and (d) decreased sales or rentals of manufactured homes. See “Risk Factors.”

The Company has an unsecured line of credit facility with a maximum borrowing amount of $115 million, subject to certain borrowing base calculations, which bears interest at LIBOR + 1.65 percent (6.55 percent at December 31, 2007) and matures on October 1, 2010, with a one-year optional extension. The outstanding balance on the line of credit at December 31, 2007, was $85.4 million. In addition, $3.4 million of availability was used to back standby letters of credit leaving a maximum of $26.2 million available to be drawn under the facility based on the December 31, 2007, calculation of borrowing base. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at December 31, 2007.

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of the fundamentals of the Company, and manufactured housing industry, have been improving over recent years, the Company’s share price has suffered in the turbulent stock market of the past six months. For the Company, the most relevant consequence of this financial turmoil is the uncertainty of the availability of credit. With minimal debt maturities of $4.3 million and $16.0 million in 2008 and 2009, respectively, the Company believes this risk is significantly mitigated.

The Company’s primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2007, the Company’s outstanding contractual obligations were as follows:

		Payments Due By Period
		(in thousands)
Contractual Cash Obligations	Total Due	1 year	2-3 years	4-5 years	After 5 years

Collateralized term loan - FNMA	$381,587	$3,936	$8,504	$9,337	$359,810
Collateralized term loan - B of A	486,063	7,156	15,620	117,882	345,405
Mortgage notes, other	184,875	4,902	12,339	15,768	151,866
Lines of credit	85,703	—	85,703	—	—
Redeemable Preferred OP Units	49,447	—	8,940	4,725	35,782
Operating leases	3,350	686	1,332	1,332	—
	$1,191,025	$16,680	$132,438	$149,044	$892,863

Interest expense is a material cash requirement of the Company and is expected to be in excess of $66.1 million for 2008, $64.8 million for 2009, $63.1 million for 2010, $60.3 million for 2011 and $55.7 million for 2012, based on the current debt levels, rates and maturities.

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its Properties. The Company currently has 33 unencumbered Properties with an estimated market value of $222.0 million, some of which support the borrowing base for the Company’s $115.0 million unsecured line of credit which has $88.8 million outstanding at December 31, 2007. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. If it were to become necessary for the Company to approach the credit markets, the current volatility in the credit markets could make borrowing more expensive. See “Risk Factors”. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At December 31, 2007, the Company’s debt to total capitalization approximated 73.1 percent (assuming conversion of all Common OP Units to shares of common stock). The debt has a weighted average maturity of approximately 6.4 years and a weighted average interest rate of 5.4 percent.

Capital expenditures for the years ended December 31, 2007 and 2006 included recurring capital expenditures of $7.3 million and $6.9 million, respectively.

Net cash used in investing activities was $20.8 million for the year ended December 31, 2007, compared to $38.0 million in the prior year. The difference is due to increased repayments of notes receivables and officer’s notes, net, of $13.2 million and decreased investment in rental properties of $8.2 million, offset by decreased proceeds from loans sold to Origen of $4.2 million.

Net cash used in financing activities was $26.6 million for the year ended December 31, 2007, compared to $11.0 million in the prior year. The difference is primarily due to a decrease in payments to redeem common stock and OP units of $1.1 million , a decrease in payments to retire preferred operating partnership units of $3.7 million, a decrease in payments for deferred financing costs of $0.5 million, and a decrease in distributions of $2.7 million offset by a decrease in borrowings on the line of credit of $13.8 million, a decrease in net proceeds from notes payable and other debt of $7.4 million and a decrease in net proceeds from option exercises of $2.4 million.

Inflation

Most of the leases allow for periodic rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease expires. Such types of leases generally minimize the risk of inflation to the Company.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was originally effective for fiscal years beginning after November 15, 2007, however in February, 2008, the FASB agreed to (a) defer the effective date in Statement 157 for one year for certain nonfinancial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions form the scope of Statement 157. The Company does not believe SFAS 157 will have a material impact on its financial position and results of operations.

Recent Accounting Pronouncements, continued:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option on January 1, 2008 and does not believe SFAS 159 will have an impact on its results from operations or financial position.

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific acquisition related items and also includes a substantial number of new disclosure requirements. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separately from the parent company’s equity. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of operations, the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS 160 is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company does not believe SFAS 160 will have a material impact on its consolidated financial statements.

Other:

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

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2007, 2006, 2005 (in thousands):

SUN COMMUNITIES, INC.

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

(Amounts in thousands, except for per share/OP unit amounts)

	2007		2006		2005
Net loss	$(16,643)	(1)	$(24,968)	(1)	$(5,452)
Adjustments:
Depreciation and amortization	64,615		62,837		56,902
Valuation adjustment (2)	(248)		(280)		430
(Gain) loss on disposition of assets, net	(741)		219		156
Provision for state income tax (3)	585		—		—
Loss allocated to common minority interests	(2,129)		(3,248)		(723)
Funds from operations (FFO)	$45,439		$34,560		$51,313

FFO - Continuing Operations	$45,439		$34,560		$51,141
FFO - Discontinued Operations	$—		$—		$172
Weighted average common shares/OP Units outstanding:
Basic	20,240		19,958		20,121
Diluted	20,346		20,129		20,253
Continuing Operations:
FFO per weighted average Common Share/OP Unit - Basic	$2.25		$1.74		$2.53
FFO per weighted average Common Share/OP Unit - Diluted	$2.24		$1.72		$2.53
Discontinued Operations:
FFO per weighted average Common Share/OP Unit - Basic	$—		$—		$0.01
FFO per weighted average Common Share/OP Unit - Diluted	$—		$—		$0.01
Total Operations:
FFO per weighted average Common Share/OP Unit - Basic	$2.25		$1.74		$2.54
FFO per weighted average Common Share/OP Unit - Diluted	$2.24		$1.72		$2.54

(1) Net loss for the years ended December 31, 2007 and 2006 includes a $1.9 million and $18.0 million reduction in the carrying value of the Company’s investment in affiliate (Origen), respectively. Also, included in equity loss from affiliate in 2007 is an $8.0 million loss attributable to the Company’s portion of Origen’s goodwill and investment impairment charges of $32.3 million and $9.2 million, respectively. The table below is adjusted to exclude the above mentioned amounts:

	December 31,
	2007	2006
Net loss as reported	$(16,643)	$(24,968)
Equity loss from affiliate adjustments - Sun:
Investment in Origen other than temporary impairment	1,870	18,000
Equity loss from affiliate adjustments - Origen:
Goodwill impairment	6,197	—
Investment impairment	1,762	—
Adjustment to loss allocated to common minority interest	(1,113)	(2,065)
Adjusted net loss	$(7,927)	$(9,033)
Depreciation and amortization	64,615	62,837
Valuation adjustment	(248)	(280)
(Gain) loss on disposition of assets, net	(741)	219
Provision for state income tax	585	—
Loss allocated to common minority interests	(1,016)	(1,183)
Adjusted Funds from operations (FFO)	$55,268	$52,560
Adjusted FFO per weighted avg. Common Share/OP Unit - Diluted	$2.72	$2.61

Other, continued:

(2) The Company currently has two interest rate swaps and an interest rate cap agreement. The valuation adjustment reflects the theoretical noncash profit and loss were those hedging transactions terminated at the balance sheet date. As the Company has no expectation of terminating the transactions prior to maturity, the net of these noncash valuation adjustments will be zero at the various maturities. As any imperfection related to hedging correlation in these swaps is reflected currently in cash as interest, the valuation adjustments reflect volatility that would distort the comparative measurement of FFO and on a net basis approximate zero. Accordingly, the valuation adjustments are excluded from FFO. The valuation adjustment is included in interest expense.

(3) This tax provision represents potential future taxes payable on sale of company assets. It does not impact Funds From Operations and would be payable from prospective proceeds of such sales.

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

The Company entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009, another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012 and the third swap agreement, which matured in July 2007, had a notional amount of $25 million and an effective fixed rate of 3.88 percent. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company’s remaining variable rate debt totals $209.6 million and $184.1 million as of December 31, 2007 and 2006, respectively, which bears interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2007 and 2006, the Company believes its interest expense would have increased or decreased by approximately $1.7 million and $1.9 million, respectively, based on the $173.8 million and $192.4 million average balance outstanding under the Company’s variable rate debt facilities for the year ended December 31, 2007 and 2006, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The Company’s independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2007 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

The information required by Items 10, 11, 12, 13, and 14 will be included in the Company’s proxy statement for its 2007 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

Date: March 17, 2008	SUN COMMUNITIES, INC., a Maryland corporation
By: /s/ Gary A. Shiffman
Gary A. Shiffman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	March 17, 2008
Gary A. Shiffman
/s/ Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	March 17, 2008
Karen J. Dearing
/s/ Paul D. Lapides	Director	March 17, 2008
Paul D. Lapides
/s/ Ted J. Simon	Director	March 17, 2008
Ted J. Simon
/s/ Clunet R. Lewis	Director	March 17, 2008
Clunet R. Lewis
/s/ Ronald L. Piasecki	Director	March 17, 2008
Ronald L. Piasecki
/s/ Arthur A. Weiss	Director	March 17, 2008
Arthur A. Weiss
/s/ Robert H. Naftaly	Director	March 17, 2008
Robert H. Naftaly
/s/ Stephanie W. Bergeron	Director	March 17, 2008
Stephanie W. Bergeron

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	Bylaws of Sun Communities, Inc.	(2)
3.3	Articles Supplementary, dated October 16, 2006	(20)
3.4	Amendment to Bylaws, dated October 16, 2006	(20)
3.5	Amendment to Bylaws, dated October 29, 2007	(25)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(9)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(11)
10.1	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(6)
10.2	Second Amended and Restated 1993 Stock Option Plan	(10)
10.3	Amended and Restated 1993 Non-Employee Director Stock Option Plan	(6)
10.4	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.5	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(4)
10.6	2004 Non-Employee Director Stock Option Plan#	(26)
10.7	Form of Restricted Stock Award Agreement#	(19)
10.8	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 94,570 shares of Common Stock	(5)
10.9	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 305,430 shares of Common Stock	(5)
10.10	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership with respect to 80,000 shares of Common Stock	(7)
10.11	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(17)
10.12	Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated as of January 1, 2005#	(17)
10.13	Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc., dated as of January 1, 2005#	(17)
10.14	First Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated December 30, 2007	(27)
10.15	Long Term Incentive Plan	(7)
10.16	Sun Communities, Inc. 1998 Stock Purchase Plan#	(9)
10.17	Rights Agreement between Sun Communities, Inc. and State Street Bank and Trust Company, dated April 24, 1998	(8)
10.18	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.19	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(12)
10.20	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(12)
10.21	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(12)
10.22	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(19)
10.23	Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#	(19)

10.24	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#	(19)
10.25	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman	(27)
10.26	Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#	(19)
10.27	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(19)
10.28	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen	(27)
10.29	Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of America, N.A., as Lender	(15)
10.30	Schedule identifying substantially identical agreements to Exhibit 10.29	(15)
10.31	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and Bank of America, N.A., as Lender	(15)
10.32	Schedule identifying substantially identical agreements to Exhibit 10.31	(15)
10.33	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and Bank of America, N.A., as Lender	(15)
10.34	Schedule identifying substantially identical agreements to Exhibit 10.33	(15)
10.35	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and Bank of America, N.A., as Lender	(15)
10.36	Schedule identifying substantially identical agreements to Exhibit 10.35	(15)
10.37	Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(15)
10.38	Appendix I (definitions) to Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(15)
10.39	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(15)
10.40	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(15)
10.41	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(15)
10.42	Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $152,362,500	(15)

10.43	Credit Agreement, dated September 30, 2004, among the Company, the Operating Partnership, Standard Federal Bank National Association, LaSalle Bank National Association and other lenders	(16)
10.44	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.45	First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.46	First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.47	Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.48	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(13)
10.49	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(14)
10.50	Concurrent Private Placement Agreement dated October 8, 2003 among Sun OFI, Inc., Origen Financial, Inc., and the Purchasers (as defined therein)	(18)
10.51	Registration Rights Agreement dated as of October 8, 2003 among Sun OFI, Inc., Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(18)
10.52	Agreement for Wholesale Financing, dated March 1, 2006, by and between Sun Home Services, Inc. and Textron Financial Corporation	(21)
10.53	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(22)
10.54	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(22)
10.55	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(22)
10.56	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(22)
10.57	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000	(23)
10.58	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.	(23)
10.59	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(23)
10.60	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(23)

10.61	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(23)
10.62	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(23)
10.63	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(23)
10.64	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(23)
10.65	First Amendment to Amended and Restated Master Credit Facility Agreement dated May 31, 2007 by and among (i) Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, and (ii) ARCS Commercial Mortgage Co., L.P.	(24)
10.66	Fourth Amendment to Credit Agreement dated June 1, 2007 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., LaSalle Bank Midwest National Association, the Huntington National Bank, KeyBank National Association, National City Bank of the Midwest and Sovereign Bank	(24)
21.1	List of Subsidiaries of Sun Communities, Inc.	(28)
23.1	Consent of Grant Thornton LLP	(28)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(28)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(28)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(28)

(1)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340.

(2)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995.

(3)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 24, 1996.

(4)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972.

(5)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-K for the quarter ended September 30, 1995.

(6)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996.

(7)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(8)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated May 27, 1998.

(9)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.

(10)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(11)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 14, 1999.

(12)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

(15)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(16)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(17)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005.

(18)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11, No. 333-112516

(19)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

(20)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 19, 2006

(21)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(22)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(23)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(24)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

(25)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 30, 2007

(26)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 4, 2008

(28)	Filed herewith.

#	Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL

STATEMENT SCHEDULE

Page
Management’s Report on Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3 – F-5
Financial Statements:
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-6
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	F-7
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2007, 2006 and 2005	F-8
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-9
Notes to Consolidated Financial Statements	F-10 – F-38
Schedule III - Real Estate and Accumulated Depreciation	F-39 – F-42

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sun Communities, Inc.

We have audited Sun Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sun Communities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Sun Communities, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sun Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 17, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Communities Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

March 17, 2008

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(amounts in thousands)

	2007	2006
ASSETS
Investment property, net	$1,134,204	$1,161,649
Cash and cash equivalents	5,415	3,183
Inventory of manufactured homes	12,082	12,082
Investment in affiliate	20,000	29,319
Notes and other receivables	36,846	41,407
Other assets	37,276	42,099

Total assets	$1,245,823	$1,289,739

LIABILITIES
Debt	$1,101,972	$1,080,450
Lines of credit	85,703	86,400
Other liabilities	32,102	31,301
Commitments and contingencies	—	—

Total liabilities	1,219,777	1,198,151

Minority interest	4,999	12,391

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized, 20,228 and 20,028 issued in 2007 and 2006, respectively	202	200
Additional paid-in capital	458,487	452,882
Officer’s notes	(8,740)	(9,083)
Accumulated other comprehensive income (loss)	(856)	820
Distributions in excess of accumulated earnings	(364,446)	(302,022)
Treasury stock, at cost, 1,802 shares in 2007 and 2006	(63,600)	(63,600)

Total stockholders’ equity	21,047	79,197

Total liabilities and stockholders’ equity	$1,245,823	$1,289,739

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands except for per share data)

	2007	2006	2005
REVENUES
Income from real property	$191,427	$187,535	$180,088
Revenue from home sales	22,905	20,244	18,385
Rental home revenue	18,840	14,849	9,080
Ancillary revenues, net	508	370	741
Interest	2,884	3,747	4,359
Other income (loss)	(608)	1,033	(689)
Total revenues	235,956	227,778	211,964

COSTS AND EXPENSES
Property operating and maintenance	48,893	48,125	46,194
Real estate taxes	16,366	15,860	15,173
Cost of home sales	18,181	15,700	13,861
Rental home operating and maintenance	13,830	10,927	7,300
General and administrative - real property	14,610	16,406	14,493
General and administrative - home sales and rentals	6,093	6,544	6,275
Depreciation and amortization	62,478	60,300	54,330
Extinguishment of debt	—	486	—
Deferred financing costs related to extinguished debt	—	234	—
Interest	61,939	61,173	55,650
Interest on mandatorily redeemable debt	3,601	3,945	4,322
Florida storm damage recovery	—	—	(390)
Total expenses	245,991	239,700	217,208
Equity loss from affiliate	(7,969)	(16,583)	(908)
Provision for state income tax	768	—	—
Loss from operations	(18,772)	(28,505)	(6,152)
Less income (loss) allocated to minority interest:
Preferred OP Units	—	—	961
Common OP Units	(2,129)	(3,248)	(837)
Loss from continuing operations	(16,643)	(25,257)	(6,276)
Income from discontinued operations	—	—	824
Loss before cumulative effect of change in accounting principle	(16,643)	(25,257)	(5,452)
Cumulative effect of change in accounting principle	—	289	—
Net loss	$(16,643)	$(24,968)	$(5,452)

Weighted average common shares outstanding:
Basic	17,938	17,641	17,716
Diluted	17,938	17,641	17,716
Basic and diluted earnings (loss) per share:
Continuing operations	$(0.93)	$(1.44)	$(0.35)
Discontinued operations	—	—	0.04
Loss before cumulative effect of change in accounting principle	(0.93)	(1.44)	(0.31)
Cumulative effect of change in accounting principle	—	0.02	—
Net loss	$(0.93)	$(1.42)	$(0.31)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands)

	2007	2006	2005
Net loss	$(16,643)	$(24,968)	$(5,452)
Unrealized income (loss) on interest rate swaps	(1,676)	288	1,491
Comprehensive loss	$(18,319)	$(24,680)	$(3,961)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands except for per share data)

	Common Stock	Additional Paid-in Capital	Officer’s Notes	Unearned Compensation	Accumulated Comprehensive Earnings (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity
Balance, January 1, 2005	$196	$462,522	$(9,798)	$(15,557)	$(959)	$(181,073)	$(43,585)	$211,746
Issuance of common stock, net	2	1,929				(2,873)		(942)
Exercise of stock options		114						114
Amortization and forfeitures				2,370				2,370
Repayment of officer’s notes			371					371
Treasury stock purchased, 600 shares							(20,015)	(20,015)
Reclassification and conversion of minority interest		(3,997)						(3,997)
Net loss						(5,452)		(5,452)
Unrealized income on interest rate swaps					1,491			1,491
Cash distributions declared of $2.50 per share						(42,429)		(42,429)
Balance, December 31, 2005	$198	$460,568	$(9,427)	$(13,187)	$532	$(231,827)	$(63,600)	$143,257
Issuance of common stock, net	1	1,606				(2,075)		(468)
Exercise of stock options	1	2,430						2,431
Reclassification of unearned compensation on adoption of SFAS 123R		(13,187)		13,187				—
Stock-based compensation - amortization and forfeitures		2,600				86		2,686
Repayment of officer’s notes			344					344
Reclassification and conversion of minority interest		(1,135)						(1,135)
Net loss						(24,968)		(24,968)
Unrealized income on interest rate swaps					288			288
Cash distributions declared of $2.52 per share						(43,238)		(43,238)
Balance, December 31, 2006	$200	$452,882	$(9,083)	$—	$820	$(302,022)	$(63,600)	$79,197
Issuance of common stock, net	2	5,988				(5,326)		664
Exercise of stock options		38						38
Stock-based compensation - amortization and forfeitures		1,121				85		1,206
Repayment of officer’s notes			343					343
Reclassification and conversion of minority interest		(1,542)						(1,542)
Net loss						(16,643)		(16,643)
Unrealized loss on interest rate swaps					(1,676)			(1,676)
Cash distributions declared of $2.52 per share						(40,540)		(40,540)
Balance, December 31, 2007	$202	$458,487	$(8,740)	$—	$(856)	$(364,446)	$(63,600)	$21,047

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(amounts in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,643)	$(24,968)	$(5,452)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss allocated to minority interests	(2,129)	(3,248)	(723)
Gain from property and land dispositions	—	—	(828)
Loss (gain) on valuation of derivative instruments	(248)	(279)	430
Stock compensation expense, net of cumulative effect of change in accounting principle	1,127	2,942	1,843
Depreciation and amortization	66,009	63,447	57,430
Amortization of deferred financing costs	1,437	1,659	1,939
Extinguishment of debt	—	486	—
Write off of deferred financing costs related to extinguished debt	—	234	—
Distributions from affiliate	1,350	450	1,100
Equity loss from affiliate	7,969	16,583	908
Decrease (increase) in notes receivable from sale of homes	640	1,724	(782)
Increase in inventory, other assets and other receivables, net	(9,886)	(11,511)	(15,982)
Increase (decrease) in accounts payable and other liabilities	23	(1,222)	331
Net cash provided by operating activities	49,649	46,297	40,214
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(34,074)	(42,309)	(65,280)
Purchase of short-term investments	—	—	(84,875)
Proceeds from sale of short-term investments	—	—	129,850
Proceeds related to property and land dispositions	—	—	3,867
Proceeds from sale of installment loans on manufactured homes to Origen	—	4,226	—
Decrease in notes receivable and officer’s notes, net	13,274	102	5,384
Net cash used in investing activities	(20,800)	(37,981)	(11,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(298)	(1,429)	(2,410)
Proceeds from option exercise	38	2,430	114
Borrowings on lines of credit	117,712	145,795	113,400
Repayments on lines of credit	(118,409)	(132,695)	(40,100)
Payments to retire preferred operating partnership units	(4,500)	(8,175)	(50,000)
Payments to redeem notes payable and other debt	(13,849)	(68,675)	(34,346)
Proceeds from notes payable and other debt	39,825	102,100	6,025
Payments for deferred financing costs	(799)	(1,289)	(35)
Treasury stock purchases	—	—	(20,015)
Distributions	(46,337)	(49,075)	(48,499)
Net cash used in financing activities	(26,617)	(11,013)	(75,866)
Net increase (decrease) in cash and cash equivalents	2,232	(2,697)	(46,706)
Cash and cash equivalents, beginning of period	3,183	5,880	52,586
Cash and cash equivalents, end of period	$5,415	$3,183	$5,880
SUPPLEMENTAL INFORMATION:
Cash paid for interest including capitalized amounts of $5, $60, and $69
in 2007, 2006 and 2005, respectively	$60,001	$59,604	$54,129
Cash paid for interest on mandatorily redeemable debt	$3,573	$3,933	$4,311
Noncash investing and financing activities:
Debt assumed for rental properties	$—	$4,500	$—
Unrealized gain (loss) on interest rate swaps	$(1,676)	$288	$1,491
Rental homes transferred from inventory	$7,135	$16,361	$25,214
Rental home sales financed by Company	$9,931	$6,557	$2,504

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.

Business: Sun Communities, Inc. (the “Company”) is a real estate investment trust (“REIT”) which owns and operates 136 manufactured housing communities at December 31, 2007, located in eighteen states concentrated principally in the Midwest and Southeast comprising 47,607 developed sites and 6,588 sites suitable for development.

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

b.

Principles of Consolidation: The accompanying financial statements include the accounts of the Company and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the “Operating Partnership”) SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”). SHS is a wholly owned subsidiary that actively markets, sells and leases new and pre-owned manufactured homes for placement in the Company’s properties.

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

Preferred OP Units (“POP Units”) of $49.4 million and $53.9 million, which are mandatorily redeemable, are included in debt at December 31, 2007 and 2006, respectively, pursuant to the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”. These POP Units pay priority returns at rates ranging from 7.1 percent to 7.6 percent and mature between 2009 and 2014. Of these POP Units, $35.8 million are convertible into shares of the Company’s common stock or OP Units at conversion price $68 per unit. The maximum amount that the Company is required to pay to redeem its POP Units is $49.4 million and, if converted, approximately 526,000 shares of the Company’s capital stock or OP Units would be issued.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

c.

Investment Property: Rental property is recorded at cost, less accumulated depreciation. The Company measures the recoverability of its assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” If such assets were deemed to be impaired as a result of this measurement evaluation, the impairment that would be recognized is the amount by which the carrying amount of the asset exceeds fair value as determined on a discounted net cash flow basis. Assets are tested for impairment every three years or more frequently whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Circumstances that may prompt a test of recoverability may include a significant decrease in anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

e.

Notes and Accounts Receivable: Notes and accounts receivable are stated at their outstanding balance reduced by allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The ability to collect the loans is measured based on current information and events; it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. When making this evaluation numerous factors are considered, including delinquency level, estimated costs to lease or sell, and the Company’s repossession history. For receivables relating to community rents the Company reserves for receivables when it believes collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. The Company reserves for estimated repairs to homes which collateralize its installment notes receivable based upon an estimate of annual foreclosures and historical costs of repair.

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

g.

Investments in and Advances to Affiliates: Origen Financial, Inc. (“Origen”), is a publicly-traded real estate investment trust in the business of originating, acquiring and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50.0 million. As of December 31, 2007, the Company’s 5,000,000 shares of Origen common stock represented approximately 19% of the issued and outstanding shares of the capital stock of Origen. The investment is accounted for using the equity method of accounting. At December 31, 2007, the Company’s investment in Origen had a market value of $20.0 million. The Company received dividends from Origen of $1.4 and $0.5 million during 2007 and 2006, respectively.

The Company has considered the provisions of Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and has concluded that a recognition of an other than temporary impairment was required as of December 31, 2007 and 2006. The Company considered numerous factors, including:

•	The length of the time and the extent to which the market value has been less than cost,
•	The financial condition and near-term prospects of Origen,

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

g.	Investments in and Advances to Affiliates, (continued):
•	The intent and ability of the Company to retain its investment in Origen for a period of time sufficient to allow for any anticipated recovery in market value,
•	The condition and trend of the economic cycle,
•	Origen’s financial performance and projections
•	Trends in the general market,
•	Origen’s capital strength and liquidity, and
•	Origen’s dividend payment record.

The Company also considered various indicators of fair value, including multiples of book value, multiples of EBITDA, book value, tangible book value, and market price. As a result of its analysis, the Company recognized a $1.9 million and $18.0 million impairment of the carrying value of its equity investment in Origen for the years ended December 31, 2007 and 2006, respectively, which is included in equity loss from affiliate. Also included in equity loss from affiliate in 2007 is an $8.0 million loss attributable to the Company’s portion of Origen’s goodwill and investment impairment charges of $32.3 million and $9.2 million, respectively.

Summarized consolidated financial information of Origen at December 31, 2007, 2006 and 2005 is presented below before elimination of inter-company transactions (amounts in thousands):

	2007	2006	2005
Loans receivable	$1,193,916	$950,226	$768,410
Other assets	90,285	122,841	124,593
Total assets	$1,284,201	$1,073,067	$893,003

Warehouse and securitization financing	$1,057,722	$816,533	$643,914
Repurchase agreements	17,653	23,582	23,582
Other liabilities	60,441	28,488	25,556
Total liabilities	1,135,816	868,603	693,052
Equity	148,385	204,464	199,951
Total liabilities and equity	$1,284,201	$1,073,067	$893,003

Revenues	$114,167	$92,082	$74,042
Expenses, net	104,478	84,997	76,701
Goodwill impairment	32,277	—	—
Investment impairment	9,179	114	—
Net income (loss)	$(31,767)	$6,971	$(2,659)
Sun’s equity loss	$(7,969)	$(16,583)	$(908)

See Footnote 16 Subsequent Events for additional information regarding this investment.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

h. Revenue Recognition: Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to two years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes.

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

j. Fair Value of Financial Instruments: The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company’s long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, is greater than the carrying value by approximately $44.4 million and $24.7 million at December 31, 2007 and 2006, respectively. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

k.

Derivative Instruments and Hedging Activities: The Company currently has three derivative contracts consisting of two interest rate swap agreements and an interest rate cap agreement. The Company’s primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on its future cash flows. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt and to cap the maximum interest rate on its variable rate borrowings. The Company does not enter into derivative instruments for speculative purposes.

The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap fixes $25 million of variable rate borrowings at 4.84 percent through July 2009. The second swap matures in July 2012, with an effective fixed rate of 5.28 percent and a notional amount of $25 million. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company has designated the two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. An additional swap matured in July 2007 and did not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, whether positive or negative, was reflected as a component of interest expense. The valuation adjustment decreased interest expense by $0.3 million for the year ended December 31, 2007, decreased interest expense by $0.3 million for the year ended December 31, 2006, and increased interest expense by $0.4 million for the year ended December 31, 2005.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $0.9 million and an asset of $0.6 million as of December 31, 2007 and 2006, respectively.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

From time to time, the Company is required to provide cash collateral for its swaps. At December 31, 2007 and 2006, the Company had collateral deposits recorded in other assets of $1.4 million and $0.6 million , respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

l.

Deferred Tax Assets: The Company is subject to certain state taxes that are considered income taxes and has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

m. Inventory: Inventory of manufactured homes is stated at lower of specific cost or market.

n. Advertising Costs: Advertising costs are expensed as incurred.

o.

Reclassifications: Certain 2005 and 2006 amounts have been reclassified to conform to the 2007 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

p. Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes including the depreciable lives and recoverability of real estate assets and other capitalized costs, and the assumption of interest rates for present value calculations. These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management’s control. As a result, actual amounts may differ from these estimates.

2. INVESTMENT PROPERTY (amounts in thousands):

	At December 31,
	2007	2006
Land	$117,310	$117,563
Land improvements and buildings	1,184,257	1,175,045
Rental homes and improvements	170,227	151,843
Furniture, fixtures, and equipment	36,433	37,229
Land held for future development	30,199	31,082
	1,538,426	1,512,762
Less accumulated depreciation	(404,222)	(351,113)
Investment property, net	$1,134,204	$1,161,649

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

DECEMBER 31, 2007, 2006 AND 2005

3. DISPOSITION OF PROPERTIES:

In accordance with FAS 144, results of operations and gain/(loss) on sales of real estate for properties with identifiable cash flows are reflected in the Consolidated Statements of Operations as income from discontinued operations for all periods presented. Below is a summary of the results of operations of sold properties through their respective disposition dates (in thousands):

	Summary Statement of Operations
	Disposed Properties
	2007	2006	2005
Income from rental property	$—	$—	$407
Revenue from home sales	—	—	96
Rental home revenue	—	—	7
Ancillary revenues, net	—	—	(2)
Property operating and maintenance	—	—	(170)
Real estate taxes	—	—	(24)
Cost of home sales	—	—	(89)
Rental home operating and maintenance	—	—	(2)
Depreciation and amortization	—	—	(62)
Interest and general and administrative	—	—	(51)
Income from operations	—	—	110
Income allocated to common OP units	—	—	(114)
Gain on sale of discontinued operations	—	—	828
Income from discontinued operations	$—	$—	$824

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

4. NOTES AND OTHER RECEIVABLES:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	At December 31,
	2007	2006
Mortgage note receivable, with a weighted average interest rate of 7.92% at December 31, 2006, collateralized by a manufactured home community.	$—	$13,532
Installment loans on manufactured homes with interest payable monthly at a weighted average interest rate and maturity of 7.3% and 13.2 years and 6.6% and 13.6 years at December 31, 2007, and 2006, respectively.	30,429	20,537
Other receivables, net of allowance for losses of $0.3 million at December 31, 2007 and 2006.	6,417	7,338
	$36,846	$41,407

The mortgage note receivable of $13.5 million at December 31, 2006, was repaid on March 1, 2007.

The installment loans of $30.4 million and $20.5 million at December 31, 2007 and 2006, respectively, are collateralized by manufactured homes and are presented net of allowance for losses of $0.2 million for each period. The loans represent financing provided by the Company to purchasers of manufactured homes located in its communities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

4. NOTES AND OTHER RECEIVABLES, continued:

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three equal installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of December 31, 2007 and 2006 (in thousands except for shares and units):

	At December 31,
	2007			2006
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$1,010	62,151	—	$1,050	64,586	—
Secured - $6.6 million	5,132	138,003	99,282	5,332	143,409	103,170
Secured - $1.0 million	794	73,470	—	826	76,348	—
Unsecured - $1.0 million	794	—	—	826	—	—
Unsecured - $1.3 million	1,010	—	—	1,049	—	—
	$8,740	273,624	99,282	$9,083	284,343	103,170

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.3 million and $0.3 million for the years 2007 and 2006, respectively. Total interest was $0.6 million, $1.0 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

5. DEBT AND LINE OF CREDIT:

The following table sets forth certain information regarding debt (amounts in thousands):

	At December 31,
	2007	2006
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	$486,063	$492,749
Collateralized term loans - FNMA, of which $102.4 million is variable, due April 28, 2014 and January 1, 2015 at the Company’s option, interest at 4.51 - 5.20% at December 31, 2007 and 4.51 - 5.24% at December 31, 2006.	381,587	385,299
Preferred OP units, redeemable at various dates from December 1, 2009 through January 2, 2014, average interest at 7.2% at December 31, 2007, and 6.9% at December 31, 2006.	49,447	53,947
Mortgage notes, other, maturing at various dates from September 1, 2008 through May 1, 2017, average interest at 6.10% and 6.23% at December 31, 2007 and December 31, 2006 respectively.	184,875	148,455
	$1,101,972	$1,080,450

The collateralized term loans totaling $867.7 million at December 31, 2007, are secured by 87 properties comprising approximately 31,094 sites representing approximately $578.4 million of net book value. The mortgage notes totaling $184.9 million at December 31, 2007, are collateralized by 16 communities comprising approximately 5,862 sites representing approximately $172.9 million of net book value.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at December 31, 2007 and 2006, was $85.4 million and $86.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at December 31, 2007 and 2006. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.65% (6.55% at December 31, 2007) and mature October 1, 2010. A one year extension is available at the Company’s option. At December 31, 2007 and 2006, $26.2 million and $25.2 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each year end.

In March of 2006, the Company closed on a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At December 31, 2007, the outstanding balance on the floor plan was $0.3 million and there was no outstanding balance at December 31, 2006. The facility bears interest at 7.25 percent and matures on March 1, 2009.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

5. DEBT AND LINE OF CREDIT, continued:

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

In February of 2007, the Company redeemed $4.5 million of Preferred OP units.

In April of 2007, the Company extended $15.8 million of debt with an original maturity date of April 1, 2007. The transaction extended the maturity date of the debt to April 1, 2012, and reduced the spread over LIBOR by 0.25 percent, to LIBOR + 1.5 percent. As part of the transaction, the Company paid down the principal balance of the debt by $1.0 million. The transaction was accounted for as a modification of debt.

At December 31, 2007, the total of maturities and amortization of debt during the next five years are as follows (amounts in thousands):

		Maturities and Amortization By Period (in thousands)
	Total Due	2008	2009	2010	2011	2012	After 5 years
Debt	$1,101,972	$15,994	$28,271	$17,132	$121,134	$26,578	$892,863
Lines of credit	85,703	—	303	85,400	—	—	—
	$1,187,675	$15,994	$28,574	$102,532	$121,134	$26,578	$892,863

The most restrictive of these debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At December 31, 2007 and 2006, all covenants were met.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

The Company adopted SFAS 123(R) effective January 1, 2006, using the “modified prospective” method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Prior to the adoption of SFAS 123(R), forfeitures were recognized as they occurred. Upon adopting SFAS 123(R), an estimate of future forfeitures is incorporated into the determination of compensation cost for restricted stock grants and stock options. The effect of this estimate of future forfeitures was the reversal of previously recorded compensation expense on restricted stock grants that were not vested at January 1, 2006, and are now expected to be forfeited. Accordingly, the cumulative effect of adopting SFAS 123(R) in 2006 was an increase in loss from operations of $0.06 million, an increase in loss from continuing operations of $0.05 million, a decrease in net loss of $0.2 million and an increase of $0.01 in both basic and diluted earnings per share in 2006.

The modified prospective method of SFAS 123(R) does not require prior periods to be restated to reflect the amount of compensation cost that would have been reflected in the financial statements. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the year ended December 31, 2005, is as follows (amounts in thousands except for per share data):

2005
Net loss, as reported	$(5,452)
Stock-based compensation expense included in net loss as reported	1,843
Stock-based compensation expense under fair value method	(1,900)
Pro forma net loss	$(5,509)

Loss per share (Basic and Diluted), as reported	$(0.31)
Loss per share (Basic and Diluted), pro forma	$(0.31)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

6. SHARE-BASED COMPENSATION, continued:

Total compensation cost recorded for share-based compensation for the years ended December 31, 2007, 2006 and 2005, was $1.1 million, $3.2 million (excluding the cumulative effect of change in accounting principle adjustment) and $1.8 million, respectively.

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

Restricted Stock

The Company’s primary share-based compensation is restricted stock. The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested restricted shares at January 1, 2007	346,095	$35.01
Granted	—	—
Vested	(61,184)	$34.76
Forfeited	(3,200)	$34.25
Nonvested restricted shares at December 31, 2007	281,711	$35.08

The remaining compensation expense to be recognized associated with the 281,711 restricted shares outstanding at December 31, 2007 is approximately $5.2 million. That expense is expected to be recognized $1.3 million in 2008, $2.3 million in 2009, $1.4 million in 2010 and $0.2 million thereafter. For the years ended December 31, 2007 and 2006, the Company recognized $1.8 million and $2.1 million of compensation expense, respectively, related to its outstanding restricted stock. Recipients receive dividend payments on the unvested shares of restricted stock. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $2.1 million, $2.3 million and $1.7 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

6. SHARE-BASED COMPENSATION, continued:

Performance-Based Restricted Stock

At December 31, 2006, the Company had 93,750 shares performance-based restricted stock which was to be awarded based on the compounded annual growth rate of the Company’s per share funds from operations (“FFO”) as determined by comparing the per share FFO for the year ended December 31, 2009, with the per share FFO for the year ended December 31, 2005. The Company needed to achieve compounded annual growth of at least 5 percent for the recipients to receive any amount of the award and at least 9 percent to receive the entire share award. For the twelve months ended December 31, 2006, the Company expensed $0.6 million of compensation related to these shares based on an estimated award of 43,753 shares on March 1, 2010.

During the fourth quarter of 2007, the Company determined that the performance targets were not probable of being achieved and therefore, reversed total compensation expense recognized through September 30, 2007 of $0.8 million. On December 30, 2007, the Company modified the performance based restricted stock award altering certain provisions including required performance targets and, potentially, the named recipients of the awards. Subsequent to year end these performance-based restricted stock awards were cancelled.

Options

At December 31, 2007, the Company had 210,137 options outstanding and exercisable under the Plan. For the year ended December 31, 2006, the Company recognized $0.03 million of compensation expense related to its outstanding options. No awards were granted in any of the past three years.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

6.	SHARE-BASED COMPENSATION continued:

The Company issues new shares at the time of share option exercise (or share unit conversion). The following table summarizes the Company’s option activity during 2007:

	Number of options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at January 1, 2007	223,547	$31.62
Granted	—
Exercised	(2,500)	$27.03
Forfeited	(10,910)	$33.13
Options outstanding at December 31, 2007	210,137	$31.64	2.2	$668

Options vested and exercisable at December 31, 2007	210,137	$31.64	2.2	$668

The aggregate intrinsic value of options exercised during the years ended December 31, 2007 and 2006, was $0.02 million and $0.8 million, respectively.

Phantom Awards

At December 31, 2007, the Company had 20,417 unvested phantom liability awards with an aggregate fair value of $0.4 million. The phantom awards pay cash bonuses per share equal to the amount of dividend paid per share of common stock. The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom liability awards is $0.3 million. For the year ended December 31,2007 and 2006, the Company recognized $0.1 million and $0.1 million of compensation expense, related to these phantom awards, respectively. The value of the awards is remeasured at each reporting date. The following table summarizes the phantom liability award activity for the year ended December 31, 2007:

	Number of Shares	Aggregate Fair Value (in 000’s)
Unvested phantom liability awards at January 1, 2007	22,500	$728
Granted	—	—
Vested	(2,083)	$(63)
Forfeited	—	—
Unvested phantom liability awards at December 31, 2007	20,417	$430

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

6.	SHARE-BASED COMPENSATION continued:

At December 31, 2006, the Company had 18,750 unvested phantom performance-based liability awards which were to be awarded based on the compounded annual growth rate of the Company’s per share funds from operations (“FFO”) as determined by comparing the per share FFO for the year ended December 31, 2009, with the per share FFO for the year ended December 31, 2005. The Company needed to achieve compounded annual growth of at least 5 percent for the recipient to receive any amount of the award and at least 9 percent to receive the entire share award. The phantom performance-based awards pay cash bonuses per vested share equal to the average of the highest and lowest selling price on March 1, 2010. For the twelve months ended December 31, 2006, the Company expensed $0.1 million of compensation related to these shares based on an estimated award of 8,750 shares on March 1, 2010.

During the fourth quarter of 2007, the Company determined that the performance targets were not probable of being achieved and therefore, reversed total compensation expense recognized through September 30, 2007 of $0.1 million. On December 30, 2007, the Company modified the phantom performance based liability award altering certain provisions including required performance targets and, potentially, the named recipients of the awards. Subsequent to year end these performance-based restricted stock awards were cancelled.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

Director Option Awards

The Company has a 1993 and a 2004 Non-Employee Director Option Plan (“Director Plans”) which each authorize the issuance of 100,000 options to non-employee directors. There remains 86,500 options available to be awarded under these two plans. At December 31, 2007, the Company had 76,000 options outstanding under the Director Plan, of which 18,000 were unvested. The unvested options of 8,500, 6,000, and 3,500, will vest in 2008, 2009 and 2010, respectively. The remaining unrecognized expense related to these options is $0.03 million which will be recognized over the weighted average remaining vesting period of 1.1 years. For the year ended December 31, 2007 and 2006, the Company recognized $0.03 million and $0.03 million of compensation expense related to these director options, respectively. The fair value of the options issued is estimated on the date of grant using the Binomial (lattice) option pricing model, with the following assumptions used for the grants for the period indicated:

	May 2007 award	May 2006 award	March 2006 award	2005
Estimated fair value per share of options granted:	$2.66	$2.31	$3.59	N/A

Assumptions:
Annualized dividend yield	8.43%	8.20%	7.19%	N/A
Common stock price volatility	17.24%	17.05%	17.04%	N/A
Risk-free rate of return	4.76%	5.05%	4.68%	N/A
Expected option term (in years)	7.3	7.5	7.5	N/A

The following table summarizes the Director option activity for the year ended December 31, 2007:

	Number of options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at January 1, 2007	79,500	$34.22
Granted	10,500	$29.91
Exercised	—
Expired	(14,000)
Options outstanding at December 31, 2007	76,000	$33.64	4.5	$229

Options vested and expected to vest	76,000	$33.64	4.5	$229

Options exercisable at December 31, 2007	58,000	$34.34	3.2	$180

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

In November 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. Repurchases of 600,000 shares were made during 2005. No repurchases were made during the years ended December 31, 2007 or 2006.

In October 1996, as last amended in March 2002, the Securities and Exchange Commission declared effective the Company’s shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $300 million of our common stock, preferred stock and debt securities. In addition to such debt securities, preferred stock and other common stock the Company may sell under the registration statement, the Company has registered for sale 1,600,000 shares of its common stock pursuant to a sales agreement that was entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on October 21, 2001 and 967,642 shares and 33,549 shares were sold prior to 2007 and in 2007, respectively. The Company sold shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during 2007 at the price of the Company’s common stock prevailing at the time of each sale. The Company received net proceeds of approximately $1.0 million, for the twelve months ended December 31, 2007 as a result of these sales.

8.	OTHER INCOME (LOSS) (amounts in thousands):

The components of other income are as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Brokerage commissions	$701	$1,083	$987
Disposal of assets	(1,349)	(745)	(984)
Unsuccessful acquisition expenditures	(43)	(21)	(524)
Lawsuit settlement	—	399	—
Other income (loss)	83	317	(168)
	$(608)	$1,033	$(689)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

9.	SEGMENT REPORTING (amounts in thousands):

The consolidated operations of the Company can be segmented into home sales and home rentals, and real property operations segments. Following is a presentation of financial information for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$191,427	$41,745	$233,172
Operating expenses/Cost of sales	65,259	32,011	97,270
Net operating income (1)/Gross profit	126,168	9,734	135,902
Adjustments to arrive at net loss:
Other revenues	2,301	483	2,784
General and administrative	(14,610)	(6,093)	(20,703)
Depreciation and amortization	(45,714)	(16,764)	(62,478)
Interest expense	(65,360)	(180)	(65,540)
Equity loss from affiliate	(7,969)	—	(7,969)
Provision for state income tax	(768)	—	(768)
Loss allocated to minority interest	2,129	—	2,129
Net loss	$(3,823)	$(12,820)	$(16,643)

	Year ended December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$187,535	$35,093	$222,628
Operating expenses/Cost of sales	63,985	26,627	90,612
Net operating income (1)/Gross profit	123,550	8,466	132,016
Adjustments to arrive at net loss:
Other revenues	4,497	653	5,150
General and administrative	(16,406)	(6,544)	(22,950)
Depreciation and amortization	(45,571)	(14,729)	(60,300)
Debt extinguishment costs	(486)	—	(486)
Deferred financing costs related to extinguished debt	(234)	—	(234)
Interest expense	(64,762)	(356)	(65,118)
Equity loss from affiliate	(16,583)	—	(16,583)
Loss allocated to minority interest	3,248	—	3,248
Loss before cumulative effect of change in accounting principle	$(12,747)	$(12,510)	$(25,257)
Cumulative effect of change in accounting principle	289	—	289
Net loss	$(12,458)	$(12,510)	$(24,968)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

9. SEGMENT REPORTING (amounts in thousands), continued:

	Year ended December 31, 2005
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$180,088	$27,465	$207,553
Operating expenses/Cost of sales	61,367	21,161	82,528
Net operating income (1)/Gross profit	118,721	6,304	125,025
Adjustments to arrive at net income (loss):
Other revenues	2,977	1,434	4,411
General and administrative	(14,493)	(6,275)	(20,768)
Depreciation and amortization	(44,736)	(9,594)	(54,330)
Interest expense	(59,728)	(244)	(59,972)
Florida storm damage	390	—	390
Equity loss from affiliate	(908)	—	(908)
Income allocated to minority interest	(124)	—	(124)
Net income (loss) from continuing operations	$2,099	$(8,375)	$(6,276)
Income from discontinued operations	818	6	824
Net income (loss)	$2,917	$(8,369)	$(5,452)

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

Selected balance sheet data	December 31, 2007			December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$998,412	$135,792	$1,134,204	$1,031,771	$129,878	$1,161,649
Cash and cash equivalents	5,042	373	5,415	3,457	(274)	3,183
Inventory of manufactured homes	—	12,082	12,082	—	12,082	12,082
Investment in affiliate	20,000	—	20,000	29,319	—	29,319
Notes and other receivables	34,976	1,870	36,846	40,583	824	41,407
Other assets	35,116	2,160	37,276	40,921	1,178	42,099
Total assets	$1,093,546	$152,277	$1,245,823	$1,146,051	$143,688	$1,289,739

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. In addition, frequent changes occur in the area of REIT taxation which requires the Company to continually monitor its tax status. The Company analyzed the various REIT tests and confirmed that it continued to qualify as a REIT for the year ended December 31, 2007.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2007, 2006 and 2005, distributions paid per share were taxable as follows (unaudited):

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.05	1.8%	$0.14	5.6%	$—	0.0%
Capital gain	—	0.0%	—	0.0%	0.06	2.5%
Return of capital	2.47	98.2%	2.38	94.4%	2.44	97.5%
	$2.52	100.0%	$2.52	100.0%	$2.50	100.0%

SHS is subject to U.S. federal income taxes. Deferred taxes reflect the estimated future tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effect of temporary differences that give rise to a significant portion of the deferred tax assets at December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$8,933	$7,687
Real estate assets	8,463	5,115
Amortization of intangibles	(109)	(98)
Gross deferred tax assets	17,287	12,704
Less: valuation allowance	(16,287)	(11,704)
Net deferred tax assets	$1,000	$1,000

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

10. INCOME TAXES, continued:

SHS has net operating loss carry forwards of approximately $26.3 million at December 31, 2007. The loss carryforwards will begin to expire in 2021 through 2027 if not offset by future taxable income. Management believes its deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. Federal income tax expense was $0.1 million for the year ending December 31, 2005, and is included in General and administrative-home sales and rentals in the consolidated statements of operations. No federal tax expense was recognized in 2007 and 2006.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, which would have been accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had no unrecognized tax benefits. There have been no material changes to the unrecognized tax benefits during the year ended December 31, 2007, nor are any expected within the next twelve months.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a combined business income tax and modified gross receipts tax. These new taxes take effect January 1, 2008 and, for purposes of SFAS 109, “Accounting for Income Taxes”, are properly reflected as an income tax for financial statement reporting purposes as of the enactment date. This represents a change in the reporting of Michigan taxes as the Michigan single business tax was reflected as an administrative expense and not an income tax. In September 2007, the Michigan legislature passed a modification to the Michigan Business Tax Act establishing a deduction against the business income tax component of the tax to the extent that the new tax otherwise results in a net deferred tax liability as of December 31, 2007. In December 2007, another modification was passed by the legislature to add a surcharge that effectively increased the tax rate. The enactment of the Michigan Business Tax Act, in fact, did result in an increase in the Company’s deferred tax liabilities and, as such, are eligible for future deductions against future business income tax liabilities. However, as these deductions are not eligible to offset the gross receipts component of the tax, the Company took a deferred income tax charge for the expected cumulative future effects of this tax in the amount of $585,000. Although the Company does not expect to incur any significant cash tax expense with respect to this tax in the foreseeable future, the provisions under SFAS 109 required recognition in the third quarter, with an adjustment in the fourth quarter, of expected deferred tax implications.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

10. INCOME TAXES, continued:

The Texas Margin Tax was enacted into law in May, 2006 and became effective in 2007 for calendar year taxpayers. For purposes of SFAS 109, this tax is also properly reflected as an income tax for financial reporting purposes. It was not necessary to record deferred taxes either upon enactment or at December 31, 2007. The Company has recorded a $183,000 liability for the Texas Margin Tax.

Total state income tax expense reported in the financial statements for 2007 is $768,000. On an ongoing basis, the Company will be reflecting the Michigan Business Tax and Texas Margin Tax as income taxes in its financial statements.

As noted, the Company and its subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2003.

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. As of the date of adoption of FIN 48, no interest or penalty associated with any unrecognized tax benefit was accrued, nor was any interest or penalty recognized during the year ended December 31, 2007.

11. EARNINGS (LOSS) PER SHARE:

The Company has outstanding stock options, unvested restricted shares and convertible Preferred OP units which if converted or exercised may impact dilution. Due to the fact that the Company has reported a net loss for each of the years ended December 31, 2007, 2006 and 2005, the calculation of both basic and diluted earnings per share is based upon weighted average shares prior to the inclusion of potentially dilutive securities, as the effect of including these securities in the calculation during these periods would be anti-dilutive.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

12. QUARTERLY FINANCIAL DATA (unaudited):

The following unaudited quarterly amounts are in thousands, except for per share amounts:

	First Quarter March 31	Second Quarter June 30	Third Quarter Sept. 30	Fourth Quarter Dec. 31
2007
Total revenues	$61,357	$57,946	$57,366	$59,287
Total expenses	$61,587	$60,903	$62,352	$61,149
Equity income (loss) from affiliate	$307	$541	$583	$(9,400)
Net income (loss)	$46	$(2,163)	$(4,368)	$(10,158)
Weighted average common shares outstanding	17,841	17,923	17,962	18,027
Income (loss) per common share-basic and diluted	$0.00	$(0.12)	$(0.24)	$(0.57)

2006
Total revenues	$56,259	$58,746	$55,324	$57,449
Total expenses	$57,812	$61,067	$60,023	$60,798
Equity income (loss) from affiliate	$281	$386	$300	$(17,550)
Net loss	$(868)	$(1,709)	$(3,889)	$(18,502)
Weighted average common shares outstanding	17,534	17,615	17,655	17,762
Loss per common share-basic and diluted	$(0.05)	$(0.10)	$(0.22)	$(1.05)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

13. RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was originally effective for fiscal years beginning after November 15, 2007, however in February, 2008, the FASB agreed to (a) defer the effective date in Statement 157 for one year for certain nonfinancial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions form the scope of Statement 157. The Company does not believe SFAS 157 will have a material impact on its financial position and results of operations

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option on January 1, 2008 and does not believe SFAS 159 will have an impact on its results from operations or financial position.

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific acquisition related items and also includes a substantial number of new disclosure requirements. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and presented separately from the parent company’s equity. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of operations, the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS 160 is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company does not believe SFAS 160 will have a material impact on its consolidated financial statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

14. CONTINGENCIES:

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company and two directors of Sun Communities, Inc. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed. TJ Holdings has now filed an arbitration demand in Southfield, Michigan based on the same claims. The Company intends to vigorously defend against the allegations.

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

On February 27, 2006, the SEC filed a civil action against the Company’s Chief Executive Officer, its then (and now former as of February 2008) Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order. The discovery stage of this action has closed, and the parties are awaiting decisions on dispositive motions. The Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

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
▪

Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, serviced approximately $30.6 million and $20.6 million in manufactured home loans for the Company as of December 31, 2007 and 2006, respectively. The Company pays Origen Servicing, Inc. an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement which totaled approximately $0.4 million, $0.3 million and $0.3 million during 2007, 2006 and 2005, respectively.

▪

Loan Origination, Sale and Purchase Agreement. Origen has agreed to fund loans that meet the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. The Company pays Origen a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.2 million, $0.2 million and $0.1 million during 2007, 2006 and 2005, respectively. During 2007 and 2006, the Company purchased, at par, $13.3 million and $7.9 million of these loans, respectively.

▪

Purchase of Repossessed Manufactured Homes. The Company purchases certain repossessed manufactured houses owned by Origen located in its manufactured housing communities. The Company purchased approximately $1.2 million of repossessed homes from Origen during both 2007 and 2006. This program allows the Company to retain houses for resale and rent in its communities.

▪

Sale of Installment Loans on Manufactured Homes: As noted above, Origen services manufactured home loans for the Company under a Loan Servicing Agreement. Certain loans may, from time to time, be sold to Origen. For loans that are made below published rates, the Company will pay Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. During 2004, the Company sold a portfolio of below published rates loans totaling $1.6 million to Origen. No sales of such loans were made in 2005, 2006 or 2007. The Company paid interest differential of approximately $0.1 million during 2007, 2006 and 2005. In 2006, the Company sold a portfolio of installment loans on manufactured homes totaling approximately $4.1 million to a wholly-owned subsidiary of Origen Financial, Inc. for 100.5 percent of the principal balance for loans that were 89 days or less delinquent and 100 percent of the principal balance for loans that were 90 days or more delinquent. The Company recognized a gain on the sale of these notes of $0.02 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006 AND 2005

15. RELATED PARTY TRANSACTIONS, continued:

In addition to the transactions with Origen described above, Mr. Shiffman and his affiliates have entered into the following transactions with the Company:

▪

Related Party Lease. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. On July 30, 2007 the Company exercised its option to extend its lease for its executive offices. The extension is for a period of five years commencing on May 1, 2008. The base rent for the option term will continue to be the same as the rent payable at the end of the current term. The current annual base rent under the current lease is $21.50 per square foot (gross). Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as an officer and/or director of the Company and their ownership interest in American Center LLC.

▪

Tax Consequences Upon Sale of Properties. Gary Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for the Company’s common stock, Mr. Shiffman will have tax consequences different from those of the Company and the Company’s public stockholders on the sale of any of the Sun Partnerships. Four of the properties have been sold to date.

16. SUBSEQUENT EVENTS:

On March 13, 2008, Origen announced that recent and current conditions in the credit markets have adversely impacted Origen’s business and financial condition to the extent that it has determined to suspend loan originations for its own account and has taken steps to right-size its work force. Origen also announced that: (a) its warehouse facility expires on March 14, 2008, and Origen expects to sell its loans that collateralize this facility and use most of the proceeds to pay off the warehouse line; (b) approximately $50.0 million under its supplemental facility, which expires March 14, 2008, has been extended to June 13, 2008, subject to certain conditions; and (c) its Board of Directors is assessing possible courses of action, including continuation of a pared down business, possible sale of certain assets or possible sale of the entire company. These events may have a material adverse effect on the value of our investment in Origen. The Company recorded an impairment to the carrying value in its investment in Origen of $1.9 million and $18.0 million at December 31, 2007 and 2006, respectively. Additional information is included in Footnote 1.g.

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2007

(amounts in thousands)

			Initial cost to Company		Cost capitalized subsequent to acquisition Improvements		Gross amount carried at December 31, 2007
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated depreciation	Date of construction (c) acquisition (a)
Academy/Westpoint	Canton, MI	A	1,485	14,278	—	3,111	1,485	17,389	18,874	(4,173)	2000(a)
Allendale	Allendale, MI	A	366	3,684	—	6,667	366	10,351	10,717	(3,209)	1996(a)
Alpine	Grand Rapids, MI	C	729	6,692	—	5,275	729	11,967	12,696	(3,979)	1996(a)
Apple Creek	Amelia, OH	B	543	5,480	—	1,034	543	6,514	7,057	(1,738)	1999(a)
Arbor Terrace	Bradenton, FL	C	456	4,410	—	696	456	5,106	5,562	(1,868)	1996(a)
Ariana Village	Lakeland, FL	C	240	2,195	—	935	240	3,130	3,370	(1,222)	1994(a)
Autumn Ridge	Ankeny, IA	A	890	8,054	(33)	2,165	857	10,219	11,077	(3,435)	1996(a)
Bedford Hills	Battle Creek, MI	—	1,265	11,562	—	2,085	1,265	13,647	14,912	(4,962)	1996(a)
Bell Crossing	Clarksville, TN	—	717	1,916	—	6,184	717	8,100	8,817	(1,909)	1999(a)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,324	22,089	4,324	22,589	26,913	(5,815)	1998(c)
Branch Creek	Austin, TX	A	796	3,716	—	6,249	796	9,965	10,761	(3,450)	1995(a)
Brentwood	Kentwood, MI	C	385	3,592	—	1,322	385	4,914	5,299	(1,683)	1996(a)
Brookside Village	Goshen, IN	A	260	1,080	386	10,140	646	11,220	11,866	(3,974)	1985(a)
Buttonwood Bay	Sebring, FL	C	1,952	18,294	—	3,252	1,952	21,546	23,499	(4,700)	2001(a)
Byrne Hill Village	Toledo, OH	C	383	3,903	(1)	1,176	383	5,079	5,461	(1,348)	1999(a)
Byron Center	Byron Center, MI	C	253	2,402	—	827	253	3,229	3,482	(1,117)	1996(a)
Candlelight Village	Chicago Heights, IL	C	600	5,623	—	3,422	600	9,045	9,645	(2,978)	1996(a)
Candlewick Court	Owosso, MI	C	125	1,900	132	2,209	257	4,109	4,366	(1,613)	1985(a)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	—	6,257	1,076	9,889	10,965	(2,880)	1997(a)
Casa Del Valle	Alamo, TX	C	246	2,316	—	705	246	3,021	3,267	(1,045)	1997(a)
Catalina	Middletown, OH	C	653	5,858	—	3,904	653	9,762	10,415	(3,970)	1993(a)
Cave Creek	Evans, CO	5,820	2,241	15,343	—	5,902	2,241	21,245	23,485	(2,872)	2004(a)
Chisholm Point	Pflugerville, TX	A	609	5,286	—	6,285	609	11,571	12,180	(3,666)	1995(a)
Clearwater Village	South Bend, IN	A	80	1,270	61	3,633	141	4,903	5,044	(1,724)	1986(a)
Cobus Green	Elkhart, IN	—	762	7,037	—	2,669	762	9,706	10,468	(4,134)	1993(a)
College Park Estates	Canton, MI	—	75	800	174	6,558	249	7,358	7,607	(2,715)	1978(a)
Comal Farms	New Braunfels, TX	—	1,455	1,732	—	7,107	1,455	8,839	10,294	(1,674)	2000(a&c)
Continental Estates	Davison, MI	C	1,625	16,581	150	1,902	1,775	18,483	20,258	(6,459)	1996(a)
Continental North (1)	Davison, MI	C	—		—	8,708	—	8,708	8,708	(2,851)	1996(a)
Corporate Headquarters	Southfield, MI	—	—	—	1,296	8,689	1,296	8,689	9,984	(3,994)	Various
Country Acres	Cadillac, MI	C	380	3,495	—	1,674	380	5,169	5,549	(1,765)	1996(a)
Country Meadows	Flat Rock, MI	A	924	7,583	296	13,878	1,220	21,461	22,681	(7,490)	1994(a)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	—	1,519	1,274	12,476	13,750	(1,560)	2004(a)
Countryside Gwinnett	Buford, GA	—	1,124	9,539	—	2,186	1,124	11,725	12,849	(1,471)	2004(a)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	—	3,441	1,916	19,798	21,715	(2,443)	2004(a)
Countryside Village	Perry, MI	—	275	3,920	185	3,687	460	7,607	8,067	(2,932)	1987(a)
Creekside	Reidsville, NC	—	350	1,423	—	2,925	350	4,348	4,698	(939)	2000(a&c)
Creekwood Meadows	Burton, MI	C	808	2,043	404	10,607	1,212	12,650	13,861	(3,715)	1997(c)
Cutler Estates	Grand Rapids, MI	—	749	6,941	—	1,502	749	8,443	9,191	(2,989)	1996(a)
Davison East (1)	Davison, MI	C	—		—	1,204	0	1,204	1,204	(307)	1996(a)
Deerfield Run	Anderson, IN	—	990	1,607	—	4,782	990	6,389	7,379	(1,568)	1999(a)
Desert View Village	West Wendover, NV	—	1,119	—	—	1,785	1,119	1,785	2,904	(871)	1998(c)
Eagle Crest	Firestone, CO	A	2,015	150	—	29,511	2,015	29,661	31,676	(5,314)	1998(c)
East Fork	Batavia, OH	—	1,280	6,302	—	7,025	1,280	13,327	14,607	(2,730)	2000(a&c)
Edwardsville	Edwardsville, KS	—	425	8,805	541	4,506	966	13,311	14,277	(5,486)	1987(a)
Falcon Pointe	East Lansing, MI	2,288	450	4,049	—	734	450	4,783	5,233	(681)	2003(a)
Fisherman’s Cove	Flint, MI	C	380	3,438	—	2,154	380	5,592	5,972	(2,188)	1993(a)
Forest Meadows	Philomath, OR	C	1,031	2,050	—	855	1,031	2,905	3,936	(738)	1999(a)
Four Seasons	Elkhart, IN	C	500	4,811	—	1,413	500	6,224	6,724	(1,570)	2000(a)
Glen Laurel	Concord, NC	—	1,641	453	—	8,617	1,641	9,070	10,711	(1,577)	2001(a&c)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2007

(amounts in thousands)

			Initial cost to Company		Cost capitalized subsequent to acquisition Improvements		Gross amount carried at December 31, 2007
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated depreciation	Date of construction (c) acquisition (a)
Goldcoaster	Homestead, FL	C	446	4,234	172	2,249	618	6,483	7,101	(2,133)	1997(a)
Grand	Grand Rapids, MI	C	374	3,587	—	1,478	374	5,065	5,438	(1,582)	1996(a)
Groves	Ft. Myers, FL	C	249	2,396	—	870	249	3,266	3,515	(1,151)	1997(a)
Hamlin	Webberville, MI	C	125	1,675	536	7,008	661	8,683	9,344	(2,094)	1984(a)
High Point	Frederica, DE	17,500	898	7,031	—	4,581	898	11,612	12,510	(2,364)	1997(a)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,271	243	5,478	5,721	(2,252)	1986(a)
Holly / Hawaiian Gardens	Holly, MI	C	1,514	13,596	—	673	1,514	14,269	15,783	(1,684)	2004(a)
Holly Forest	Holly Hill, FL	A	920	8,376	—	527	920	8,903	9,823	(3,110)	1997(a)
Hunters Glen	Wayland, MI	2,700	1,102	11,926	—	1,501	1,102	13,427	14,530	(1,910)	2004(a)
Indian Creek	Ft. Myers Beach, FL	C	3,832	34,660	—	3,102	3,832	37,762	41,594	(14,204)	1996(a)
Island Lake	Merritt Island, FL	C	700	6,431	—	462	700	6,893	7,593	(2,814)	1995(a)
Kensington Meadows	Lansing, MI	A	250	2,699	—	6,170	250	8,869	9,119	(2,853)	1995(a)
Kenwood	La Feria, TX	—	145	1,842	—	155	145	1,997	2,142	(571)	1999(a)
King’s Court	Traverse City, MI	A	1,473	13,782	—	2,597	1,473	16,379	17,852	(6,013)	1996(a)
King’s Lake	Debary, FL	A	280	2,542	—	2,389	280	4,931	5,211	(1,940)	1994(a)
Knollwood Estates	Allendale, MI	2,498	400	4,061	—	1,222	400	5,283	5,683	(1,153)	2001(a)
Lafayette Place	Warren, MI	C	669	5,979	—	2,508	669	8,487	9,156	(2,549)	1998(a)
Lake Juliana	Auburndale, FL	C	335	3,048	—	1,579	335	4,627	4,962	(1,724)	1994(a)
Lake San Marino	Naples, FL	C	650	5,760	—	886	650	6,646	7,296	(2,436)	1996(a)
Lakeview	Ypsilanti, MI	—	1,156	10,903	—	1,417	1,156	12,320	13,476	(1,520)	2004(a)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	2,601	182	3,802	3,984	(1,470)	1985(a)
Lincoln Estates	Holland, MI	C	455	4,201	—	1,338	455	5,539	5,994	(1,905)	1996(a)
Maplewood Mobile	Lawrence, IN	C	275	2,122	—	1,693	275	3,815	4,090	(1,504)	1989(a)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	4,431	1,315	15,929	17,243	(6,753)	1994(a)
Meadowbrook	Charlotte, NC	—	1,310	6,570	—	4,858	1,310	11,428	12,738	(2,620)	2000(a&c)
Meadowbrook Estates	Monroe, MI	C	431	3,320	379	8,338	810	11,658	12,468	(4,629)	1986(a)
Meadowbrook Village	Tampa, FL	C	519	4,728	—	627	519	5,355	5,874	(2,407)	1994(a)
Meadows	Nappanee, IN	C	287	2,300	—	4,008	287	6,308	6,595	(2,381)	1987(a)
North Point Estates	Pueblo, CO	—	1,582	3,027	1	3,998	1,583	7,025	8,607	(1,540)	2001(c)
Oak Crest	Austin, TX	—	4,311	12,611	—	4,416	4,311	17,027	21,338	(3,215)	2002(a)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	—	9,427	1,964	15,828	17,792	(4,118)	1998(a)
Orange Tree	Orange City, FL	C	283	2,530	15	936	298	3,466	3,764	(1,405)	1994(a)
Orchard Lake	Milford, OH	B	395	4,025	—	302	395	4,327	4,722	(1,281)	1999(a)
Pebble Creek	Greenwood, IN	—	1,030	5,074	—	4,488	1,030	9,562	10,592	(2,253)	2000(a&c)
Pecan Branch	Georgetown, TX	—	1,379	—	235	4,978	1,614	4,978	6,592	(998)	1999(c)
Pheasant Ridge	Lancaster, PA	C	2,044	19,279	—	301	2,044	19,580	21,625	(3,667)	2002(a)
Pin Oak Parc	O’Fallon, MO	A	1,038	3,250	467	7,113	1,505	10,363	11,868	(3,340)	1994(a)
Pine Hills	Middlebury, IN	—	72	544	60	3,399	132	3,943	4,075	(1,361)	1980(a)
Pine Ridge	Petersburg, VA	C	405	2,397	—	2,947	405	5,344	5,749	(1,965)	1986(a)
Pine Trace	Houston, TX	6,235	2,907	17,169	—	1,662	2,907	18,831	21,737	(2,780)	2004(a)
Presidential	Hudsonville, MI	A	680	6,314	—	3,173	680	9,487	10,167	(3,229)	1996(a)
Richmond	Richmond, MI	C	501	2,040	—	1,176	501	3,216	3,717	(901)	1998(a)
River Haven	Grand Haven, MI	8,991	1,800	16,967	—	3,066	1,800	20,033	21,833	(4,468)	2001(a)
River Ranch	Austin, TX	—	4,690	843	—	8,970	4,690	9,813	14,503	(1,433)	2000(a&c)
River Ridge	Austin, TX	—	3,201	15,090	—	4,357	3,201	19,447	22,647	(3,816)	2002(a)
Roxbury	Goshen, IN	A	1,057	9,870	1	1,742	1,058	11,612	12,670	(2,583)	2001(a)
Royal Country	Miami, FL	54,000	2,290	20,758	—	1,440	2,290	22,198	24,488	(10,102)	1994(a)
Saddle Oak Club	Ocala, FL	A	730	6,743	—	968	730	7,711	8,441	(3,260)	1995(a)
Saddlebrook	San Marcos, TX	—	1,703	11,843	—	4,325	1,703	16,168	17,871	(3,081)	2002(a)
Scio Farms	Ann Arbor, MI	C	2,300	22,659	(11)	6,020	2,289	28,679	30,968	(11,006)	1995(a)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2007

(amounts in thousands)

			Initial cost to Company		Cost capitalized subsequent to acquisition Improvements		Gross amount carried at December 31, 2007
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated depreciation	Date of construction (c) acquisition (a)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	—	1,728	1,207	11,907	13,114	(2,501)	1997(a)
Sheffield	Auburn Hills, MI	6,825	778	7,165	—	342	778	7,507	8,284	(437)	2006(a)
Sherman Oaks	Jackson, FL	—	200	2,400	240	6,055	440	8,455	8,895	(3,256)	1986(a)
Siesta Bay	Ft. Myers Beach, FL	C	2,051	18,549	—	1,518	2,051	20,067	22,118	(7,544)	1996(a)
Silver Star	Orlando, FL	C	1,022	9,306	—	741	1,022	10,047	11,069	(3,771)	1996(a)
Snow to Sun	Weslaco, TX	C	190	2,143	13	1,135	203	3,278	3,481	(1,081)	1997(a)
Southfork	Belton, MO	C	1,000	9,011	—	3,483	1,000	12,494	13,494	(3,694)	1997(a)
St. Clair Place	St. Clair, MI	C	501	2,029	—	739	501	2,768	3,269	(982)	1998(a)
Stonebridge	San Antonio, TX	—	2,515	2,096	—	8,020	2,515	10,116	12,631	(2,031)	2000(a&c)
Stonebridge	Richfield Twp., MI	—	2,044	—	2,127	—	4,171	—	4,171	—	1998(c)
Summit Ridge	Converse, TX	—	2,615	2,092	(883)	7,361	1,732	9,453	11,185	(1,937)	2000(a&c)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	550	1,285	12,323	13,608	(3,889)	1998(a)
Sunset Ridge	Kyle, TX	—	2,190	2,775	—	7,041	2,190	9,816	12,006	(2,074)	2000(a&c)
Sunset Ridge	Portland, MI	—	2,044	—	—	14,803	2,044	14,803	16,847	(2,912)	1998(c)
Tampa East	Tampa, FL	—	734	6,310	—	1,273	734	7,583	8,317	(757)	2005(a)
Timber Ridge	Ft. Collins, CO	A	990	9,231	—	3,483	990	12,714	13,704	(4,331)	1996(a)
Timberbrook	Bristol, IN	—	490	3,400	101	8,809	591	12,209	12,800	(4,777)	1987(a)
Timberline Estates	Grand Rapids, MI	A	535	4,867	1	1,992	536	6,859	7,395	(2,733)	1994(a)
Town and Country	Traverse City, MI	C	406	3,736	—	624	406	4,360	4,766	(1,608)	1996(a)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	12,191	1,427	15,691	17,118	(6,078)	1989(a)
Village Trails	Howard City, MI	C	988	1,472	(1)	1,641	988	3,113	4,101	(913)	1998(a)
Water Oak	Lady Lake, FL	A	2,834	16,706	101	11,849	2,935	28,555	31,490	(11,553)	1993(a)
West Glen Village	Indianapolis, IN	C	1,100	10,028	—	3,133	1,100	13,161	14,261	(5,271)	1994(a)
Westbrook	Toledo, OH	A	1,110	10,462	—	2,497	1,110	12,959	14,069	(3,626)	1999(a)
Westbrook Senior	Toledo, OH	A	355	3,295	—	410	355	3,705	4,061	(818)	2001(a)
White Lake	White Lake, MI	A	672	6,179	1	6,246	673	12,425	13,097	(3,589)	1997(a)
White Oak	Mt. Morris, MI	A	782	7,245	112	5,684	894	12,929	13,822	(4,023)	1997(a)
Willowbrook	Toledo, OH	A	781	7,054	1	1,875	782	8,929	9,710	(2,676)	1997(a)
Windham Hills	Jackson, MI	A	2,673	2,364	—	12,311	2,673	14,675	17,348	(3,982)	1998(a)
Woodhaven Place	Woodhaven, MI	A	501	4,541	—	2,280	501	6,821	7,322	(1,959)	1998(a)
Woodlake Estates	Yoder, IN	C	632	3,674	—	3,797	632	7,471	8,103	(2,119)	1998(a)
Woodlake Trails	San Antonio, TX	—	1,186	287	160	4,605	1,346	4,892	6,238	(1,043)	2000(a&c)
Woodland Park Estates	Eugene, OR	5,598	1,592	14,398	1	2,452	1,593	16,850	18,442	(5,165)	1998(a)
Woods Edge	West Lafayette, IN	C	100	2,600	3	10,099	103	12,699	12,802	(4,117)	1985(a)
Woodside Terrace	Holland, OH	A	1,064	9,625	—	2,910	1,064	12,535	13,599	(4,110)	1997(a)
Worthington Arms	Lewis Center, OH	A	376	2,624	—	2,054	376	4,678	5,054	(1,844)	1990(a)
			136,202	839,284	11,307	551,633	147,509	1,390,917	1,538,426	(404,222)

A These communities collateralize $381.6 million of secured debt.

B These communities collateralize $4.3 million of secured debt.

C These communities collateralize $486.1 million of secured debt.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED

DECEMBER 31, 2007

(amounts in thousands)

The change in investment property for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Balance, beginning of year	$1,512,762	$1,458,122	$1,380,553
Community and land acquisitions, including immediate improvements	789	8,012	9,759
Community expansion and development	857	3,052	3,633
Improvements, other	44,199	53,360	82,119
Dispositions and other	(20,180)	(9,784)	(17,942)
Balance, end of year	$1,538,426	$1,512,762	$1,458,122

The change in accumulated depreciation for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Balance, beginning of year	$351,113	$296,302	$248,597
Depreciation for the period	58,723	56,784	50,473
Dispositions and other	(5,614)	(1,973)	(2,768)
Balance, end of year	$404,222	$351,113	$296,302