Form 10-Q
period 2008-03-31
SUN COMMUNITIES INC
filed 2008-05-12
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]  Quarterly report pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

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

Number of shares of Common Stock, $.01 par value per share, outstanding as of March 31, 2008: 18,416,710

SUN COMMUNITIES, INC.

INDEX

		Pages
PART I
Item 1	Financial Statements (Unaudited):
	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4
	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2008 and 2007	5
	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7-17
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26
Item 3	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4	Controls and Procedures	28
PART II
Item 6	Exhibits required by Item 601 of Regulation S-K	29
	Signatures	30

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(amounts in thousands)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS
Investment property, net	$1,125,506	$1,134,204
Cash and cash equivalents	4,953	5,415
Inventory of manufactured homes	10,259	12,082
Investment in affiliate	15,170	20,000
Notes and other receivables	40,572	36,846
Other assets	36,737	37,276

Total assets	$1,233,197	$1,245,823

LIABILITIES
Debt	$1,099,068	$1,101,972
Lines of credit	92,567	85,703
Other liabilities	33,031	32,102
Commitments and contingencies	—	—

Total liabilities	1,224,666	1,219,777

Minority interest	3,108	4,999

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized, 20,219 and 20,228 issued in 2008 and 2007, respectively	202	202
Additional paid-in capital	458,809	458,487
Officer's notes	(8,647)	(8,740)
Accumulated other comprehensive loss	(2,272)	(856)
Distributions in excess of accumulated earnings	(379,069)	(364,446)
Treasury stock, at cost, 1,802 shares in 2008 and 2007	(63,600)	(63,600)

Total stockholders' equity	5,423	21,047

Total liabilities and stockholders' equity	$1,233,197	$1,245,823

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands except for per share data)

(unaudited)

	2008	2007
REVENUES
Income from real property	$50,553	$49,466
Revenue from home sales	7,503	6,150
Rental home revenue	4,996	4,439
Ancillary revenues, net	226	263
Interest	805	789
Other income	871	250
Total revenues	64,954	61,357

COSTS AND EXPENSES
Property operating and maintenance	12,361	11,946
Real estate taxes	4,169	4,098
Cost of home sales	5,839	4,924
Rental home operating and maintenance	3,466	3,140
General and administrative - real property	4,172	4,385
General and administrative - home sales and rentals	1,612	1,658
Depreciation and amortization	16,005	15,350
Interest	15,380	15,169
Interest on mandatorily redeemable debt	844	917
Total expenses	63,848	61,587
Equity income (loss) from affiliate	(4,830)	307
Income (loss) before income tax and minority interest	(3,724)	77
Less: Provision (benefit) for state income taxes	(235)	25
Income (loss) from operations	(3,489)	52
Less: Income (loss) allocated to minority interest	(394)	6
Net income (loss)	$(3,095)	$46

Weighted average common shares outstanding:
Basic	18,077	17,841
Diluted	18,077	17,985

Basic and diluted net income (loss) per share:	$(0.17)	$0.00

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands)

(unaudited)

	2008	2007
Net income (loss)	$(3,095)	$46
Unrealized loss on interest rate swaps	(1,416)	(254)
Comprehensive loss	$(4,511)	$(208)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)

(unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity
Balance, December 31, 2007	$202	$458,487	$(8,740)	$(856)	$(364,446)	$(63,600)	$21,047
Issuance of common stock, net	—	(79)	—	—	(1)	—	(80)
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation - amortization and forfeitures	—	401	—	—	22	—	423
Repayment of officer's notes	—	—	93	—	—	—	93
Net loss	—	—	—	—	(3,095)	—	(3,095)
Unrealized loss on interest rate swaps	—	—	—	(1,416)	—	—	(1,416)
Cash distributions declared of $0.63 per share	—	—	—	—	(11,549)	—	(11,549)
Balance, March 31, 2008	$202	$458,809	$(8,647)	$(2,272)	$(379,069)	$(63,600)	$5,423

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(amounts in thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,095)	$46
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income (loss) allocated to minority interests	(394)	6
Gain from land disposition	(698)	—
Loss (gain) on valuation of derivative instruments	4	(122)
Stock compensation expense	439	928
Depreciation and amortization	17,005	16,090
Amortization of deferred financing costs	370	364
Equity (income) loss from affiliate	4,830	(307)
Decrease in notes receivable from sale of homes	504	121
Increase in inventory, other assets and other receivables, net	(5,521)	(2,920)
Decrease in accounts payable and other liabilities	(1,488)	(1,233)
Net cash provided by operating activities	11,956	12,973
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(5,775)	(3,295)
Proceeds related to land disposition	2,357	—
Decrease in notes receivable and officer's notes, net	182	13,161
Net cash provided by (used in) investing activities	(3,236)	9,866
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(80)	(1,213)
Proceeds from option exercise	—	38
Borrowings on lines of credit	25,614	22,194
Repayments on lines of credit	(18,750)	(59,994)
Payments to retire preferred operating partnership units	—	(4,500)
Payments to redeem notes payable and other debt	(2,951)	(4,440)
Proceeds from notes payable and other debt	—	37,500
Payments for deferred financing costs	(16)	(156)
Distributions	(12,999)	(11,116)
Net cash used in financing activities	(9,182)	(21,687)
Net increase (decrease) in cash and cash equivalents	(462)	1,152
Cash and cash equivalents, beginning of period	5,415	3,183
Cash and cash equivalents, end of period	$4,953	$4,335
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,065	$14,817
Cash paid for interest on mandatorily redeemable debt	$896	$888
Noncash investing and financing activities:
Unrealized loss on interest rate swaps	$(1,416)	$(254)
Rental homes transferred from inventory	$5,033	$5,067
Rental home sales financed by Company	$3,209	$1,974

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation:

These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the “Company”) and all majority-owned and controlled subsidiaries including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included in Annual Report on Form 10-K for the year ended December 31, 2007. The following notes to consolidated financial statements present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.	Investment Property (amounts in thousands):

	(Unaudited) March 31, 2008	December 31, 2007
Land	$117,116	$117,310
Land improvements and buildings	1,186,499	1,184,257
Rental homes and improvements	174,646	170,227
Furniture, fixtures, and equipment	36,043	36,433
Land held for future development	29,094	30,199
	1,543,398	1,538,426
Less accumulated depreciation	(417,892)	(404,222)
Investment property, net	$1,125,506	$1,134,204

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables:

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	March 31, 2008	December 31, 2007
Installment loans on manufactured homes with interest payable monthly at a net weighted average interest rate and maturity of 7.5% and 12.9 years and 7.3% and 13.2 years at March 31, 2008, and December 31, 2007, respectively.	$33,045	$30,429
Other receivables, net of allowance for losses of $0.3 million at March 31, 2008 and December 31, 2007.	7,527	6,417
	$40,572	$36,846

The installment loans of $33.0 million and $30.4 million at March 31, 2008 and December 31, 2007, respectively, are collateralized by manufactured homes and are presented net of allowance for losses of $0.3 million and $0.2 million at March 31, 2008 and December 31, 2007, respectively. The loans represent financing provided by the Company to purchasers of manufactured homes located in its communities.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of March 31, 2008, and December 31, 2007 (in thousands except for shares and units):

	At March 31, 2008			At December 31, 2007
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$999	61,485	—	$1,010	62,151	—
Secured - $6.6 million	5,077	136,525	98,218	5,132	138,003	99,282
Secured - $1.0 million	786	72,683	—	794	73,470	—
Unsecured - $1.0 million	786	—	—	794	—	—
Unsecured - $1.3 million	999	—	—	1,010	—	—
	$8,647	270,693	98,218	$8,740	273,624	99,282

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3.	Notes and Other Receivables, continued:

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.1 million for the three months ended March 31, 2008 and 2007. Total interest was $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

4.	Investment in Affiliate:

Origen Financial, Inc. (“Origen”) is a real estate investment trust in the business of originating and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 19% of Origen at March 31, 2008, and its investment is accounted for using the equity method of accounting. Equity loss recorded through March 31, 2008, reflects the Company’s estimate of its portion of the anticipated loss of Origen for the period ending March 31, 2008. At March 31, 2008, the Company’s investment in Origen had a market value of $5.9 million based on the closing price of $1.18 per share.

On March 13, 2008, Origen announced that recent and current conditions in the credit markets have adversely impacted Origen’s business and financial condition to the extent that it has determined to suspend loan originations for its own account and has taken steps to right-size its work force. Subsequently, Origen announced that it has sold its unsecuritized loans with an aggregate carrying amount of approximately $176 million for net proceeds of approximately $155 million and completed a $46 million secured financing arrangement provided by an affiliate of one of Origen’s principal stockholders. Origen used the proceeds from these transactions to pay off its warehouse facility and supplemental advance facility. On April 30, 2008, Origen announced that it entered into an agreement for the sale of its servicing platform assets. Origen’s Board of Directors is continuing to assess the possible sale of its origination platform and other strategic measures to continue management of its securitized loan portfolio. These events may have a material adverse effect on the value of our investment in Origen. The Company recorded an impairment to the carrying value of its investment in Origen of $1.9 million and $18.0 million at December 31, 2007 and 2006, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5.	Debt:

The following table sets forth certain information regarding debt (amounts in thousands):

	March 31, 2008	December 31, 2007
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	$484,274	$486,063
Collateralized term loans - FNMA, of which $102.4M is variable, due April 28, 2014 and January 1, 2015, at the Company’s option, interest at 4.51 - 5.20% at March 31, 2008 and December 31, 2007.	380,610	381,587
Preferred OP units, redeemable at various dates from December 1, 2009 through January 2, 2014, average interest at 6.8% at March 31, 2008, and 7.2% at December 31, 2007.	49,447	49,447
Mortgage notes, other, maturing at various dates from September 1, 2008 through May 1, 2017, average interest at 6.10% at March 31, 2008 and December 31, 2007.	184,737	184,875
	$1,099,068	$1,101,972

The collateralized term loans totaling $864.9 million at March 31, 2008, are secured by 87 properties comprising approximately 31,108 sites representing approximately $573.5 million of net book value. The mortgage notes totaling $184.7 million at March 31, 2008, are collateralized by 16 communities comprising approximately 5,859 sites representing approximately $166.8 million of net book value.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at March 31, 2008 and December 31, 2007, was $91.5 million and $85.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at March 31, 2008 and December 31, 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.65% (4.36% at March 31, 2008) and mature October 1, 2010. A one year extension is available at the Company’s option. At March 31, 2008 and December 31, 2007, $20.1 million and $26.2 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each period.

The Company also has a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At March 31, 2008 and December 31, 2007, the outstanding balance on the floor plan was $1.1 million and $0.3 million, respectively. The facility matures on March 1, 2009, and bears interest at Prime for borrowings on new homes (5.25% at March 31, 2008) and Prime plus 0.50% for borrowings on pre-owned and rental homes.

In January of 2007, the Company completed financings of $17.5 million and $20.0 million at interest rates of 5.842 percent and 5.825 percent, respectively. The loans are secured by two properties and have interest only payments for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit. No financings were completed during the first quarter of 2008.

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

At March 31, 2008, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows:

		Maturities and Amortization By Period (in thousands)
	Total Due	Apr 2008- Mar 2009	Apr 2009 - Mar 2010	Apr 2010 - Mar 2011	Apr 2011 - Mar 2012	Apr 2012 - Mar 2013	After 5 years
Debt	$1,099,068	$16,250	$32,542	$17,892	$115,984	$26,780	$889,620
Lines of credit	92,567	1,067	—	91,500	—	—	—
	$1,191,635	$17,317	$32,542	$109,392	$115,984	$26,780	$889,620

The most restrictive of the Company’s debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At March 31, 2008, and December 31, 2007, the Company was in compliance with all covenants.

6.	Share-Based Compensation:

The Company’s primary share-base compensation is restricted stock. In February 2008, the Company issued twenty five thousand shares of restricted stock to certain key employees. The awards vest over a 10 year period beginning on the fourth anniversary of the grant date and have a weighted average grant date fair value of $19.92 per share.

7.	Other Income:

The components of other income are as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Brokerage commissions	$192	$203
Disposal of assets/land	712	2
Other	(33)	45
	$871	$250

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Segment Reporting (amounts in thousands):

The consolidated operations of the Company can be segmented into home sales and home rentals and real property operations segments. Following is a presentation of financial information for the three months ended March 31, 2008:

	Three months ended March 31, 2008
	Real Property Operations		Home Sales and Home Rentals	Consolidated
Revenues	$50,553	(2)	$12,499	$63,052
Operating expenses/Cost of sales	16,530		9,305	25,835
Net operating income (1)/Gross profit	34,023		3,194	37,217
Adjustments to arrive at net income (loss):
Other revenues	967		935	1,902
General and administrative	(4,172)		(1,612)	(5,784)
Depreciation and amortization	(11,450)		(4,555)	(16,005)
Interest expense	(16,185)		(39)	(16,224)
Equity loss from affiliate	(4,830)		—	(4,830)
Provision for state income taxes	235		—	235
Loss allocated to minority interest	394		—	394
Net income (loss)	$(1,018)		$(2,077)	$(3,095)

	Three months ended March 31, 2007
	Real Property Operations		Home Sales and Home Rentals	Consolidated
Revenues	$49,466	(2)	$10,589	$60,055
Operating expenses/Cost of sales	16,044		8,064	24,108
Net operating income (1)/Gross profit	33,422		2,525	35,947
Adjustments to arrive at net income (loss):
Other revenues	1,009		293	1,302
General and administrative	(4,385)		(1,658)	(6,043)
Depreciation and amortization	(11,404)		(3,946)	(15,350)
Interest expense	(16,052)		(34)	(16,086)
Equity income from affiliate	307		—	307
Provision for state income taxes	(25)		—	(25)
Income allocated to minority interest	(6)		—	(6)
Net income (loss)	$2,866		$(2,820)	$46

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

(2) Seasonal recreational vehicle revenue is included in Property Operations revenues and is approximately $5.7 million annually. This seasonal revenue is recognized approximately 53% in the first quarter, 6.5% in both the second and third quarters and 34% in the fourth quarter of each fiscal year.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8.	Segment Reporting (amounts in thousands), continued:

Selected balance sheet data	March 31, 2008			December 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$990,770	$134,736	$1,125,506	$998,412	$135,792	$1,134,204
Cash and cash equivalents	4,971	(18)	4,953	5,042	373	5,415
Inventory of manufactured homes	—	10,259	10,259	—	12,082	12,082
Investment in affiliate	15,170	—	15,170	20,000	—	20,000
Notes and other receivables	37,195	3,377	40,572	34,976	1,870	36,846
Other assets	34,708	2,029	36,737	35,116	2,160	37,276
Total assets	$1,082,814	$150,383	$1,233,197	$1,093,546	$152,277	$1,245,823

9.	Derivative Instruments and Hedging Activities:

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

The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap fixes $25 million of variable rate borrowings at 4.84 percent through July 2009. The second swap fixes an additional $25 million of variable rate borrowings at 5.28 percent through July 2012. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company has designated the two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive income (loss) on the balance sheet. These three hedges were highly effective and had minimal effect on income. The Company had an interest rate swap, which matured in July 2007, which was not eligible for hedge accounting. Accordingly, the valuation adjustment decreased interest expense by $0.1 million for the three months ended March 31, 2007.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $2.3 million and $0.9 million as of March 31, 2008, and December 31, 2007, respectively.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9.	Derivative Instruments and Hedging Activities, continued:

The Company is required to provide cash collateral for its swaps. At March 31, 2008 and December 31, 2007, the Company had collateral deposits recorded in other assets of $3.6 million and $1.4 million , respectively

10.	Income Taxes:

The Company has elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends.

SHS, the Company’s taxable REIT subsidiary, is subject to U.S. federal income taxes. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to net operating loss carryforwards and depreciation. A net deferred tax asset of $1.0 million is included in other assets in the consolidated balance sheets as of March 31, 2008 and December 31, 2007.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2008.

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2008 or in the balance sheet as of March 31, 2008.

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

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (MBT), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the provisions of SFAS No. 109 “Accounting for Income Taxes.” The Company is also subject to Texas Margin tax. The Company has a deferred income tax liability for the expected cumulative future effects of these taxes in the amount of $0.4 million.

11.	Earnings (Loss) Per Share (in thousands):

For the three months ended March 31, 2008 and 2007:

	2008	2007
Earnings (loss) used for basic and diluted earnings (loss) per share computation:
Net income (loss)	$(3,095)	$46

Weighted average shares used for basic earnings (loss) per share	18,077	17,841
Dilutive securities:
Stock options and other	—	144
Diluted weighted average shares	18,077	17,985

Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. Due to reporting a net loss, the calculation of both basic and diluted earnings per share for the three month period ending March 31, 2008, is based upon weighted average shares prior to dilution, as the effect of including potentially dilutive securities in the calculation during this period would be anti-dilutive.

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

On February 27, 2006, the SEC filed a civil action against the Company’s Chief Executive Officer, its then (and now former as of February 2008) Chief Financial Officer and a former controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order. The case is ongoing and the Company continues to indemnify such employees for all costs and expenses incurred in connection with such civil action.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its financial disclosures.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

SIGNIFICANT ACCOUNTING POLICIES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the three months ended March 31, 2008, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 and 2007

For the three months ended March 31, 2008, loss from operations increased by $3.5 million, from an income of less than $0.1 million to a loss of $(3.5) million, when compared to the three months ended March 31, 2007. An increase in revenues of $3.6 million and a decrease in provision for state income tax of $0.3 million was offset by increased expenses of $2.3 million and an increase in equity loss from affiliate of $5.1 million.

Income from real property increased by $1.1 million, from $49.5 million to $50.6 million, or 2.2 percent, due to rent increases, net of increased vacancies of $0.9 million and other community revenues of $0.2 million.

Revenue from home sales increased by $1.3 million, from $6.2 million to $7.5 million, or 21.0 percent, due to an increase in the number of homes sold. The Company sold 227 manufactured homes during the three months ended March 31, 2008, as compared to 185 sales during the same period in 2007.

Rental home revenue increased by $0.6 million, from $4.4 million to $5.0 million, or 13.6 percent, due to the increase in the number of tenants in the Company’s rental program.

Ancillary revenues, net, decreased by $0.1 million, from $0.3 million to $0.2 million, or 33.3 percent, due primarily to a decrease in golf course profit partially offset by an increase in commissions from the sale of insurance contracts.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Other income increased by $0.7 million, from $0.2 million to $0.9 million, due to the gain on disposition of undeveloped land.

Property operating and maintenance expenses increased by $0.5 million, from $11.9 million to $12.4 million, or 4.2 percent. An increase in utility costs ($0.4 million), payroll and benefit costs ($0.2 million) and in cable expense ($0.1 million) was partially offset by a decrease in property and casualty insurance costs ($0.2 million).

Real estate taxes increased by $0.1 million, from $4.1 million to $4.2 million, or 2.4 percent, due to increases in assessments and tax rates.

Cost of home sales increased by $0.9 million, from $4.9 million to $5.8 million, or 18.4 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 227 manufactured homes during the three months ended March 31, 2008, as compared to 185 sales during the same period in 2007.

Rental home operating and maintenance expense increased by $0.4 million, from $3.1 million to $3.5 million, or 12.9 percent, due primarily to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the table below.

General and administrative expenses for real property decreased by $0.2 million, from $4.4 million to $4.2 million, or 4.5 percent, due primarily to a reduction of deferred compensation expenses of $0.5 million offset by an increase in salary, incentive and benefit related costs of $0.3 million.

General and administrative expenses for home sales and rentals decreased by $0.1 million, from $1.7 million to $1.6 million, or 5.9 percent, due primarily to decreases in salary and benefit related costs.

Depreciation and amortization increased by $0.6 million, from $15.4 million to $16.0 million, or 3.9 percent, due primarily to an increase in the total rental home portfolio.

Interest expense, including interest on mandatorily redeemable debt, increased by $0.1 million from $16.1 million to $16.2 million, or 0.6 percent, due to an increase in average outstanding balance on lines of credit, resulting in an increase in interest expense of $0.2 million, offset by a decrease in interest expense on mandatorily redeemable debt of $0.1 million.

Provision for state income taxes decreased by $0.3 million primarily due to the use of an effective tax rate, rather than a statutory tax rate, to calculate the deferred tax liability related to the implementation of the Michigan Business Tax.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

SAME PROPERTY INFORMATION

The following table reflects the Same Property financial information for the three months ended March 31, 2008 and 2007. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2007, and March 31, 2008.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Income from real property	$48,227	$47,326
Property operating expenses:
Property operating and maintenance (1)	9,362	9,156
Real estate taxes	4,149	4,074
Property operating expenses	13,511	13,230
Real property net operating income (2)	$34,716	$34,096

Same property occupancy, site, and rent information at March 31, 2008 and 2007:

	2008	2007
Number of properties	135	135
Developed sites	47,469	47,466
Occupied sites (3)	37,754	38,012
Occupancy % (4)	82.4%	83.0%
Weighted average monthly rent per site (4)	$385	$374
Sites available for development	6,083	6,310
Sites planned for development in next year	25	18

(1) Amounts are reported net of recovery of water and sewer utility expenses.

(2) See Note (1) following Footnote # 8, Segment Reporting

(3) Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.

(4) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, real property net operating income increased by $0.6 million, from $34.1 million to $34.7 million for the three months ended March 31, 2007 and 2008, respectively, or approximately 1.8 percent. Income from real property increased by $0.9 million, from $47.3 million to $48.2 million, or approximately 1.9 percent and property operating expenses increased by $0.3 million from $13.2 million to $13.5 million, or approximately 2.1 percent.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS, continued:

Rental Program

The following tables reflect additional information regarding the Company’s rental program for the three months ended March 31, 2008 and 2007:

	2008	2007
Rental home revenue	$4,996	$4,439
Site rent included in Income from real property	5,981	5,065
Rental program revenue	10,977	9,504
Expenses
Payroll and commissions	523	493
Repairs and refurbishment	1,523	1,432
Taxes and insurance	691	581
Other	729	634
Rental program operating and maintenance	3,466	3,140
Net operating income (1)	$7,511	$6,364

(1) See Note (1) following Footnote # 8, Segment Reporting

Occupied rental homes information as of March 31, 2008 and 2007 (in thousands except for *):

	2008	2007
Number of occupied rentals, end of period*	5,442	4,860
Cost of occupied rental homes	$164,712	$144,215
Weighted average monthly rental rate*	$722	$697

Net operating income from the rental program increased $1.1 million from $6.4 million in the first quarter of 2007 to $7.5 million in the first quarter of 2008 as a result of a $1.5 million increase in revenue offset by a $0.4 million increase in expenses. Revenues increased due to an increase in the number of leased rental homes. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company has also invested approximately $3.4 million during the three months ended March 31, 2008, in acquisition of homes primarily intended for its rental program. Expenditures for the remainder of 2008 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $0.5 million from $5.4 million at December 31, 2007, to $4.9 million at March 31, 2008. Net cash provided by operating activities decreased by $1.0 million to $12.0 million for the three months ended March 31, 2008, from $13.0 million for the three months ended March 31, 2007.

The Company’s net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s current markets generally, and specifically in metropolitan areas of the Company’s current markets; (b) lower occupancy and rental rates of the Company’s properties (the “Properties”); (c) increased operating costs, including insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; and (d) decreased sales of manufactured homes. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at March 31, 2008 and December 31, 2007, was $91.5 million and $85.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at March 31, 2008 and December 31, 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.65% (4.36% at March 31, 2008) and mature October 1, 2010. A one year extension is available at the Company’s option. At March 31, 2008, $20.1 million was available to be drawn under the facility based on the calculation of the borrowing base. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at March 31, 2008.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, continued:

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of the fundamentals of the Company, and manufactured housing industry, have been improving over recent years, the Company’s share price has suffered in the turbulent stock market. For the Company, the most relevant consequence of this financial turmoil is the uncertainty of the availability of credit. With minimal debt maturities of $4.3 million and $17.3 million in the remainder of 2008 and 2009, respectively, the Company believes this risk is significantly mitigated.

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its Properties. The Company currently has 33 unencumbered Properties with an estimated market value of $257.0 million, some of which support the borrowing base for the Company’s $115.0 million unsecured line of credit which has $94.9 million outstanding at March 31, 2008. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. If it were to become necessary for the Company to approach the credit markets, the current volatility in the credit markets could make borrowing more expensive. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At March 31, 2008, the Company’s debt to total market capitalization approximated 73.7 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 6.1 years and a weighted average interest rate of 5.2 percent.

Capital expenditures for the three months ended March 31, 2008 and 2007 included recurring capital expenditures of $1.3 million and $1.2 million, respectively.

Net cash used in investing activities was $3.2 million for the three months ended March 31, 2008, compared to $9.9 million cash provided by investing activities for the three months ended March 31, 2007. The difference is due to a $13.0 million decrease in cash received from the payoff of notes receivable and officers’ notes and increased investment in rental property of $2.5 million, offset by an increase in proceeds from the sale of vacant land of $2.4 million.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES, continued:

Net cash used in financing activities was $9.2 million for the three months ended March 31, 2008, compared to $21.7 million for the three months ended March 31, 2007. The difference is due to a $44.7 million increase in net borrowings on lines of credit, a decrease in net proceeds from option exercises and the issuance of common stock and Operating Partnership Units, net, of $1.2 million, decreased payments for deferred financing costs of $0.1 million, and a $4.5 million decrease in payments to retire preferred operating partnership units, offset by a decrease in net proceeds from notes payable and other debt of $36.1 million and increased distributions of $1.9 million.

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the three months ended March 31, 2008 and 2007 (in thousands):

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUPPLEMENTAL MEASURE, continued:

RECONCILIATION OF NET INCOME (LOSS) TO FUNDS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Amounts in thousands, except per share/OP unit amounts) (Unaudited)

	2008		2007
Net income (loss)	$(3,095)	(1)	$46
Adjustments:
Depreciation and amortization	16,449		15,572
Valuation adjustment(2)	—		(122)
Provision for state income tax(3)	(389)		—
Gain on disposition of assets, net	(1,542)		(2)
Income (loss) allocated to minority interest	(394)		6
Funds from operations (FFO)	$11,029		$15,500

Weighted average common shares/OP Units outstanding:
Basic	20,379		20,143
Diluted	20,436		20,287

FFO per weighted average Common Share/OP Unit - Basic	$0.54		$0.77
FFO per weighted average Common Share/OP Unit - Diluted	$0.54		$0.76

(1) Net loss for the three months ended March 31, 2008 includes a $4.8 million equity loss from affiliate (Origen). The table below is adjusted to exclude this amount:

2008
Net income (loss) as reported	$(3,095)
Equity loss from affiliate adjustment	4,830
Adjustment to loss allocated to common minority interest	(545)
Adjusted net income	$1,190
Depreciation and amortization	16,449
Valuation adjustment	—
Provision for state income tax	(389)
Gain on disposition of assets, net	(1,542)
Income allocated to common minority interests	151
Adjusted Funds from operations (FFO)	$15,859
Adjusted FFO per weighted avg. Common Share/OP Unit - Diluted	$0.78

(2) The Company had an interest rate swap, which matured in July 2007, which was not eligible for hedge accounting. Accordingly, the valuation adjustment (the theoretical non-cash profit or loss if the swap contract were to be terminated at the balance sheet date) was recorded in interest expense. If held to maturity the net cumulative valuation adjustment would approximate zero. The Company had no intention of terminating the swap prior to maturity and therefore excluded the valuation adjustment from FFO so as not to distort this comparative measure.

(3)This tax provision represents the reversal of potential future state taxes payable on sale of company assets added back to FFO in a prior period.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and the Company’s filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company’s expectations of future events.

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

The Company has two interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009 and another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company’s variable rate debt totals $216.5 million and $146.2 million as of March 31, 2008 and 2007, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the three months ended March 31, 2008 and 2007, the Company believes its interest expense would have increased or decreased by approximately $0.5 million and $0.4 million based on the $213.5 million and $153.2 million average balance outstanding under the Company’s variable rate debt facilities for the three months ended March 31, 2008 and 2007, respectively.

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

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II

ITEM 6.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: May 12, 2008	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002