Form 10-Q
period 2008-06-30
SUN COMMUNITIES INC
filed 2008-08-08
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐ TRANSITION PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12616

SUN COMMUNITIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	38-2730780
(State of Incorporation)	(I.R.S. Employer Identification No.)
27777 Franklin Rd.
Suite 200
Southfield, Michigan	48034
(Address of Principal Executive Offices)	(Zip Code)

(248) 208-2500

(Registrant’s telephone number, including area code)

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2008: 18,403,927

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

(amounts in thousands, except per share data)

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Investment property, net	$1,116,709	$1,134,204
Cash and cash equivalents	4,313	5,415
Inventory of manufactured homes	9,252	12,082
Investment in affiliate	7,450	20,000
Notes and other receivables	46,173	36,846
Other assets	37,116	37,276
TOTAL ASSETS	$1,221,013	$1,245,823

LIABILITIES
Debt	$1,118,907	$1,101,972
Lines of credit	75,498	85,703
Other liabilities	37,336	32,102
TOTAL LIABILITES	1,231,741	1,219,777

Commitments and contingencies	—	—
Minority interest	724	4,999

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 90,000 shares authorized (June 30, 2008 and December 31, 2007, 20,206 and 20,228 shares issued respectively)	202	202
Additional paid-in capital	459,430	458,487
Officer's notes	(8,543)	(8,740)
Accumulated other comprehensive loss	(924)	(856)
Distributions in excess of accumulated earnings	(398,017)	(364,446)
Treasury stock, at cost (June 30, 2008 and December 31, 2007, 1,802 shares)	(63,600)	(63,600)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,452)	21,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,221,013	$1,245,823

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Income from real property	$47,846	$46,634	$98,399	$96,100
Revenue from home sales	8,768	6,205	16,271	12,355
Rental home revenue	5,136	4,696	10,132	9,135
Ancillary revenues, net	88	88	314	351
Interest	807	667	1,612	1,456
Other income (loss)	2,829	(344)	3,700	(94)
Total revenues	65,474	57,946	130,428	119,303

COSTS AND EXPENSES
Property operating and maintenance	12,615	11,907	24,976	23,853
Real estate taxes	4,170	4,097	8,339	8,195
Cost of home sales	6,981	4,832	12,820	9,756
Rental home operating and maintenance	3,965	3,299	7,431	6,439
General and administrative - real property	4,713	3,762	8,885	8,147
General and administrative - home sales and rentals	1,715	1,320	3,327	2,978
Depreciation and amortization	16,355	15,582	32,360	30,932
Interest	14,570	15,212	29,950	30,381
Interest on mandatorily redeemable debt	844	892	1,688	1,809
Total expenses	65,928	60,903	129,776	122,490
Income (loss) from affiliate	(7,720)	541	(12,550)	848
Loss before income tax and minority interest	(8,174)	(2,416)	(11,898)	(2,339)
Less: Provision (benefit) for state income taxes	128	25	(107)	50
Loss from operations	(8,302)	(2,441)	(11,791)	(2,389)
Less: Loss allocated to minority interest	(934)	(278)	(1,328)	(272)
Net loss	$(7,368)	$(2,163)	$(10,463)	$(2,117)

Weighted average common shares outstanding:
Basic	18,162	17,923	18,119	17,882
Diluted	18,162	17,923	18,119	17,882

Basic and diluted net loss per share:	$(0.41)	$(0.12)	$(0.58)	$(0.12)

Cash dividends per common share:	$0.63	$0.63	$1.26	$1.26

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(7,368)	$(2,163)	$(10,463)	$(2,117)
Unrealized gain (loss) on interest rate swaps	1,348	656	(68)	402
Comprehensive loss	$(6,020)	$(1,507)	$(10,531)	$(1,715)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(amounts in thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity (Deficit)
Balance as of December 31, 2007	$202	$458,487	$(8,740)	$(856)	$(364,446)	$(63,600)	$21,047
Cancellation of common stock, net	—	(359)	—	—	(1)	—	(360)
Stock-based compensation - amortization and forfeitures	—	1,302	—	—	45	—	1,347
Repayment of officer's notes	—	—	197	—	—	—	197
Net loss	—	—	—	—	(10,463)	—	(10,463)
Unrealized loss on interest rate swaps	—	—	—	(68)	—	—	(68)
Cash distributions declared of $1.26 per share	—	—	—	—	(23,152)	—	(23,152)
Balance as of June 30, 2008	$202	$459,430	$(8,543)	$(924)	$(398,017)	$(63,600)	$(11,452)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,463)	$(2,117)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss allocated to minority interests	(1,328)	(272)
Gain from land disposition	(3,303)	—
Gain on valuation of derivative instruments	(2)	(250)
Stock compensation expense	1,354	1,354
Depreciation and amortization	34,383	32,490
Amortization of deferred financing costs	749	720
Distributions from affiliate	—	500
Equity (income) loss from affiliate	12,550	(848)
Increase in notes receivable from sale of homes	(1,183)	(465)
Increase in inventory, other assets and other receivables, net	(9,231)	(7,032)
Increase in accounts payable and other liabilities	2,585	2,116
Net cash provided by operating activities	26,111	26,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in rental properties	(14,521)	(10,068)
Proceeds related to disposition of land and other assets	6,461	—
Decrease in notes receivable and officer's notes, net	884	12,897
Net cash provided by (used in) investing activities	(7,176)	2,829
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units	(360)	(1,259)
Proceeds from option exercise	—	38
Borrowings on lines of credit	49,544	43,402
Repayments on lines of credit	(59,749)	(73,666)
Payments to retire preferred operating partnership units	—	(4,500)
Payments to redeem notes payable and other debt	(10,112)	(8,177)
Proceeds from notes payable and other debt	27,000	37,500
Payments for deferred financing costs	(308)	(341)
Distributions	(26,052)	(22,391)
Net cash used in financing activities	(20,037)	(29,394)
Net decrease in cash and cash equivalents	(1,102)	(369)
Cash and cash equivalents, beginning of period	5,415	3,183
Cash and cash equivalents, end of period	$4,313	$2,814
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,248	$29,881
Cash paid for interest on mandatorily redeemable debt	$1,740	$1,781
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$(68)	$402
Rental homes transferred from inventory	$7,914	$6,877
Rental home sales financed by Company	$6,968	$4,688

The accompanying notes are an integral part of the consolidated financial statements

1. Basis of Presentation

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

2. Investment Property

The following table sets forth certain information regarding investment property (amounts in thousands):

	(Unaudited) June 30, 2008	December 31, 2007
Land	$117,116	$117,310
Land improvements and buildings	1,188,674	1,184,257
Rental homes and improvements	177,576	170,227
Furniture, fixtures, and equipment	36,577	36,433
Land held for future development	28,036	30,199
	1,547,979	1,538,426
Less accumulated depreciation	(431,270)	(404,222)
Investment property, net	$1,116,709	$1,134,204

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

The Company sold approximately 70 acres of undeveloped land that resulted in a $2.6 million gain through the three months ended June 30, 2008. The Company sold approximately 82 acres of undeveloped land that resulted in a $3.3 million gain through the six months ended June 30, 2008.

3. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	June 30, 2008	December 31, 2007
Installment loans on manufactured homes with interest payable monthly at a net weighted average interest rate and maturity of 7.8% and 13.3 years and 7.3% and 13.2 years at June 30, 2008, and December 31, 2007, respectively.	$37,893	$30,429
Other receivables, net of allowance for losses of $0.3 million at June 30, 2008 and December 31, 2007.	8,280	6,417
Total notes and other receivables, net	$46,173	$36,846

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Notes and Other Receivables, continued

The installment loans of $37.9 million and $30.4 million at June 30, 2008 and December 31, 2007, respectively, are collateralized by manufactured homes and are presented net of allowance for losses of $0.2 million at June 30, 2008 and December 31, 2007. The loans represent financing provided by the Company to purchasers of manufactured homes located in its communities.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of June 30, 2008, and December 31, 2007 (in thousands except for shares and units):

	As of June 30, 2008			As of December 31, 2007
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$987	60,750	—	$1,010	62,151	—
Secured - $6.6 million	5,015	134,893	97,044	5,132	138,003	99,282
Secured - $1.0 million	777	71,814	—	794	73,470	—
Unsecured - $1.0 million	777	—	—	794	—	—
Unsecured - $1.3 million	987	—	—	1,010	—	—
Total promissory notes	$8,543	267,457	97,044	$8,740	273,624	99,282

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.2 million for the six months ended June 30, 2008 and 2007. Total interest was $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. Total interest was $0.3 million for the six months ended June 30, 2008 and 2007.

4. Investment in Affiliate

Prior to March 2008, Origen Financial, Inc. (“Origen”) was a real estate investment trust that was in the business of originating and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 19% of Origen at June 30, 2008, and its investment is accounted for using the equity method of accounting.

The Company determined that its investment in Origen had been adversely impacted by market conditions, and reduced the carrying value of its investment to reflect a fair value of $7.5 million based on the closing price of $1.49 per share as of June 30, 2008. Equity loss from affiliate recorded for the three months ended June 30, 2008, reflects the Company’s estimate of its portion of the anticipated loss from Origen of $0.9 million, as well as an other than temporary impairment loss of $6.8 million. Equity loss from affiliate recorded for the six months ended June 30, 2008, reflects the Company’s estimate of its portion of the anticipated loss from Origen of $5.8 million, as well as an other than temporary impairment loss of $6.8 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

4. Investment in Affiliate, continued

On March 13, 2008, Origen announced that recent and current conditions in the credit markets have adversely impacted Origen’s business and financial condition to the extent that it has determined to suspend loan originations for its own account and has taken steps to right-size its work force. Subsequently, Origen announced that it sold its unsecuritized loans with an aggregate carrying amount of approximately $176 million for net proceeds of approximately $155 million and completed a $46 million secured financing arrangement provided by an affiliate of one of Origen’s principal stockholders. Origen used the proceeds from these transactions to pay off its warehouse facility and supplemental advance facility.

On April 30, 2008, Origen announced that it entered into an agreement for the sale of its servicing platform assets. The sale was approved by Origen’s stockholders at its annual meeting on June 25, 2008, as one component of an Asset Disposition and Management Plan. Other components of this plan include the active management of Origen’s securitized loan portfolios and other remaining assets and the continued rationalizing of operating costs as necessary and appropriate to efficiently and effectively continue operations and preserve stockholder value.

Origen announced July 2, 2008 that it had completed the previously announced sale of its servicing platform assets to Green Tree Servicing LLC, a leading servicer of manufactured housing loans, other residential and consumer loans.

5. Debt

The following table sets forth certain information regarding debt (amounts in thousands):

	June 30, 2008	December 31, 2007
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016	$482,531	$486,063
Collateralized term loans - FNMA, of which $102.4M is variable, due April 28, 2014 and January 1, 2015, at the Company’s option, interest at 3.59 - 5.20% at June 30, 2008 and 4.51 - 5.20% at December 31, 2007.	379,643	381,587
Preferred OP units, redeemable at various dates from December 1, 2009 through January 2, 2014, average interest at 6.8% at June 30, 2008, and 7.2% at December 31, 2007.	49,447	49,447
Mortgage notes, other, maturing at various dates from June 1, 2009 through May 1, 2017, average interest at 5.66% at June 30, 2008 and 6.10% at December 31, 2007.	207,286	184,875
Total debt	$1,118,907	$1,101,972

The collateralized term loans totaling $862.2 million at June 30, 2008, are secured by 87 properties comprising approximately 31,124 sites representing approximately $569.0 million of net book value. The mortgage notes totaling $207.3 million at June 30, 2008, are collateralized by 18 communities comprising approximately 6,420 sites representing approximately $184.0 million of net book value.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at June 30, 2008 and December 31, 2007, was $70.8 million and $85.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at June 30, 2008 and December 31, 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.65% (4.13% at June 30, 2008) and mature October 1, 2010. A one year extension is available at the Company’s option. At June 30, 2008 and December 31, 2007, $40.8 million and $26.2 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each period.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Debt, continued

The Company also has a $40.0 million floor plan facility that allows for draws on new and pre-owned home purchases and on the Company’s portfolio of rental homes. At June 30, 2008 and December 31, 2007, the outstanding balance on the floor plan was $4.7 million and $0.3 million, respectively. The facility matures on March 1, 2009, and bears interest at Prime for borrowings on new homes (5.00% at June 30, 2008) and Prime plus 0.50% for borrowings on pre-owned and rental homes. Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month.

During the quarter, the Company completed a financing of $27.0 million with a bank. The loan has a three year term, with a two year extension at the Company’s option. The terms of the loan require interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, or 4.85 percent. The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down the Company’s lines of credit.

At June 30, 2008, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

		Maturities and Amortization By Period
	Total Due	Jul 2008- Jun 2009	Jul 2009 - Jun 2010	Jul 2010 - Jun 2011	Jul 2011 - Jun 2012	Jul 2012 - Jun 2013	After 5 years
Debt	$1,118,907	$23,291	$21,900	$44,777	$129,943	$12,554	$886,442
Lines of credit	75,498	4,698	—	70,800	—	—	—
Total	$1,194,405	$27,989	$21,900	$115,577	$129,943	$12,554	$886,442

The most restrictive of the Company’s debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At June 30, 2008, and December 31, 2007, the Company was in compliance with all covenants.

6. Share-Based Compensation

The Company’s primary share-base compensation is restricted stock. In February 2008, the Company issued twenty five thousand shares of restricted stock to certain key employees. The awards vest over a 10 year period beginning on the fourth anniversary of the grant date and have a weighted average grant date fair value of $19.92 per share.

The Company had previously granted phantom liability and equity awards that were contingent upon achieving certain performance targets. These performance-based stock awards were cancelled during the first quarter of 2008.

On July 10, 2008 the Company entered into a Retirement from Employment and Release Agreement (“Retirement Agreement”) with Brian W. Fannon, the Company’s President. Pursuant to the Retirement Agreement, all of Mr. Fannon’s outstanding stock options and other stock based compensation awards became fully vested and immediately exercisable. This change in terms is considered a modification per SFAS No. 123R (revised 2004) “Share-Based Payment”. As the terms and conditions were accepted by Mr. Fannon prior to June 30, 2008 the compensation expense has been recorded in the current period.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Brokerage commissions	$168	$170	$360	$373
Gain on sale of undeveloped land	2,604	—	3,303	—
Gain (loss) on disposition of assets, net	74	(471)	87	(469)
Other	(17)	(43)	(50)	2
Total other income (loss)	$2,829	$(344)	$3,700	$(94)

8. Segment Reporting

The consolidated operations of the Company can be segmented into home sales and home rentals and real property operations segments. A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$47,846 (2)	$13,904	$61,750	$98,399 (2)	$26,403	$124,802
Operating expenses/Cost of sales	16,785	10,946	27,731	33,315	20,251	53,566
Net operating income (1)/Gross profit	31,061	2,958	34,019	65,084	6,152	71,236
Adjustments to arrive at net loss:
Other revenues	3,640	84	3,724	4,607	1,019	5,626
General and administrative	(4,713)	(1,715)	(6,428)	(8,885)	(3,327)	(12,212)
Depreciation and amortization	(11,697)	(4,658)	(16,355)	(23,147)	(9,213)	(32,360)
Interest expense	(15,330)	(84)	(15,414)	(31,515)	(123)	(31,638)
Equity loss from affiliate	(7,720)	—	(7,720)	(12,550)	—	(12,550)
Benefit (provision) for state income taxes	(128)	—	(128)	107	—	107
Loss allocated to minority interest	934	—	934	1,328	—	1,328
Net loss	$(3,953)	$(3,415)	$(7,368)	$(4,971)	$(5,492)	$(10,463)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Segment Reporting (amounts in thousands), continued

	Three months ended June 30, 2007			Six months ended June 30, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$46,634 (2)	$10,901	$57,535	$96,100 (2)	$21,490	$117,590
Operating expenses/Cost of sales	16,004	8,131	24,135	32,048	16,195	48,243
Net operating income (1)/Gross profit	30,630	2,770	33,400	64,052	5,295	69,347
Adjustments to arrive at net income (loss):
Other revenues	393	18	411	1,402	311	1,713
General and administrative	(3,762)	(1,320)	(5,082)	(8,147)	(2,978)	(11,125)
Depreciation and amortization	(11,408)	(4,174)	(15,582)	(22,812)	(8,120)	(30,932)
Interest expense	(16,064)	(40)	(16,104)	(32,116)	(74)	(32,190)
Equity income from affiliate	541	—	541	848	—	848
Provision for state income taxes	(25)	—	(25)	(50)	—	(50)
Loss allocated to minority interest	278	—	278	272	—	272
Net income (loss)	$583	$(2,746)	$(2,163)	$3,449	$(5,566)	$(2,117)

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

Selected balance sheet data	June 30, 2008			December 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$982,225	$134,484	$1,116,709	$998,412	$135,792	$1,134,204
Cash and cash equivalents	4,489	(176)	4,313	5,042	373	5,415
Inventory of manufactured homes	—	9,252	9,252	—	12,082	12,082
Investment in affiliate	7,450	—	7,450	20,000	—	20,000
Notes and other receivables	42,117	4,056	46,173	34,976	1,870	36,846
Other assets	35,206	1,910	37,116	35,116	2,160	37,276
Total assets	$1,071,487	$149,526	$1,221,013	$1,093,546	$152,277	$1,245,823

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Derivative Instruments and Hedging Activities

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

The Company has designated the two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The Company had an interest rate swap, which matured in July 2007, which was not eligible for hedge accounting. Accordingly, the valuation adjustment decreased interest expense by $0.2 million for the three months and $0.3 million for the six months ended June 30, 2007, respectively.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability $0.9 million as of June 30, 2008, and December 31, 2007.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

The Company is required to provide cash collateral for its swaps. At June 30, 2008 and December 31, 2007, the Company had collateral deposits recorded in other assets of $2.1 million and $1.4 million, respectively.

10. Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends.

SHS, the Company’s taxable REIT subsidiary, is subject to U.S. federal income taxes. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in the consolidated balance sheets as of June 30, 2008 and December 31, 2007.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of June 30, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2008.

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the six months ended June 30, 2008 or in the balance sheet as of June 30, 2008.

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

10. Income Taxes, continued

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

11. Loss Per Share

The Company has outstanding stock options, unvested restricted shares and convertible Preferred OP units which if converted or exercised may impact dilution. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2008 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss used for basic and diluted loss per share computation:
Net loss	$(7,368)	$(2,163)	$(10,463)	$(2,117)

Weighted average shares used for basic loss per share	18,162	17,923	18,119	17,882
Dilutive securities:
Stock options and other	—	—	—	—
Diluted weighted average shares	18,162	17,923	18,119	17,882

Due to the fact that the Company has reported a net loss for all periods presented, the potential dilutive effects of the securities were excluded from the diluted earnings per share calculation because their inclusion in a net loss period would reduce the net loss per share. The following table presents the number of potentially dilutive securities that were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive (amounts in thousands).

	June 30, 2008	June 30, 2007
Stock options	214	304
Unvested restricted stock	221	575
Convertible preferred OP units	526	526
Total securities	961	1,405

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the Company had reported net income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Commitments and Contingencies

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

On July 21, 2008, the U.S. District Court for the Eastern District of Michigan approved a settlement whereby the SEC dismissed its civil lawsuit against the Company's Chairman and Chief Executive Officer, and the Company's former Controller. The SEC concurrently reached a settlement with the Company's former Chief Financial Officer, who remains with the Company as a senior advisor to management. This action by the SEC and the court will end the Company's associated indemnification obligations for legal fees and costs to defend this lawsuit.

The Company is involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

13. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 was originally effective for fiscal years beginning after November 15, 2007, however in February, 2008, the FASB agreed to (a) defer the effective date in Statement 157 for one year for certain non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions form the scope of Statement 157.

The Company adopted the provisions of FAS 157 as of January 1, 2008 for financial instruments. Although the adoption of FAS 157 did not materially impact the Company’s financial position or results of operations, we are now required to provide additional disclosures as part of our consolidated financial statements. See note 14 for additional information. The Company is evaluating the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option on January 1, 2008 and does not believe SFAS 159 will have an impact on its results from operations or financial position.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14. Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The derivative instruments held by the Company are interest rate swaps and cap agreements for which quoted market prices are not readily available. For those derivatives, the Company uses model-derived valuations in which all observable inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Level 1—Quoted unadjusted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company

All of the fair values of the Company’s derivative instruments were based on level 2 inputs as described above. The table below presents the recorded amount of financial liabilities measured at fair value on a recurring basis as of June 30, 2008. The Company does not have any material financial assets that were required to be measured at fair value on a recurring basis at June 30, 2008.

	Total Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative instruments	$924	$—	$924	$—

15. Subsequent Events

On July 1, 2008, the Company completed a transaction involving approximately $25.6 million of its installment loans secured by manufactured homes with 21st Mortgage Corporation. The installment notes were valued at par and the Company is subject to certain recourse provisions requiring the Company to purchase the underlying homes collateralizing such notes in the event of a note default and subsequent repossession of the home. The recourse percentage varies based upon the number of payments made by the borrower on the installment loan from the time of the origination of the loan as more fully set forth in the sale agreement.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto. Capitalized terms are used as defined elsewhere in this Form 10-Q.

SIGNIFICANT ACCOUNTING POLICIES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the six months ended June 30, 2008, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Loss from operations for the three months ended June 30, 2008, increased by $5.9 million, from a loss of $2.4 million to a loss of $8.3 million, when compared to the three months ended June 30, 2007. An increase in revenues of $7.5 million was offset by increased expenses of $5.1 million and an increase in equity loss from affiliate of $8.3 million.

Income from real property increased by $1.2 million, from $46.6 million to $47.8 million, or 2.6 percent, due to rent increases (net of vacancies) of $1.7 million, offset by a decrease in other community revenues of $0.5 million.

Revenue from home sales increased by $2.6 million, from $6.2 million to $8.8 million, or 41.9 percent, due to an increase in the number of homes sold. The Company sold 264 manufactured homes during the three months ended June 30, 2008, as compared to 201 sales during the same period in 2007.

Rental home revenue increased by $0.4 million, from $4.7 million to $5.1 million, or 8.5 percent, due to an increase in the number of tenants in the Company’s rental program.

Ancillary revenues, net, were flat due primarily to a decrease in golf course profit partially offset by an increase in commissions from the sale of insurance contracts.

Interest income increased by $0.1 million, from $0.7 million to $0.8 million, due to an increase in the balance of the installment loan contract portfolio on manufactured homes.

Other income (loss) changed by $3.1 million, from a loss of $0.3 million to income of $2.8 million, primarily due to the gain on sale of undeveloped land.

Property operating and maintenance expenses increased by $0.7 million, from $11.9 million to $12.6 million, or 5.9 percent, due to increased utility costs of $0.3 million, payroll and benefit costs of $0.2 million, and supplies and repair costs of $0.2 million.

Real estate taxes increased by $0.1 million, from $4.1 million to $4.2 million, or 2.4 percent, due to increases in assessments and tax rates.

Cost of home sales increased by $2.2 million, from $4.8 million to $7.0 million, or 45.8 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 264 manufactured homes during the three months ended June 30, 2008, as compared to 201 sales during the same period in 2007.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RESULTS OF OPERATIONS, continued:

Rental home operating and maintenance expense increased by $0.7 million, from $3.3 million to $4.0 million, or 21.2 percent, due primarily to an increase in the number of homes in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the Rental Program table.

General and administrative expenses for real property increased by $0.9 million, from $3.8 million to $4.7 million, or 23.7 percent, due primarily to $0.9 million of severance costs associated with the retirement of the Company’s President, Brian W. Fannon.

General and administrative expenses for home sales and rentals increased by $0.4 million, from $1.3 million to $1.7 million, or 30.8 percent, due primarily to increases in salary, commission, and benefit related costs of $0.2 million, and advertising and other costs of $0.2 million.

Depreciation and amortization increased by $0.8 million, from $15.6 million to $16.4 million, or 5.1 percent, due primarily to an increase in the number of homes in the rental portfolio.

Interest expense, including interest on mandatorily redeemable debt, decreased by $0.7 million from $16.1 million to $15.4 million, or 4.3 percent, due to a reduction in the interest rate charged on variable rate debt.

Income (loss) from affiliate changed by$8.3 million, from income of $0.6 million to a loss of $7.7 million. This change was due to the Company recording its’ estimated portion of Origen’s income of $2.8 million for the three months ended June 30, 2007 compared to recording its estimated portion of losses of $4.8 million for the three months ended June 30, 2008. Additionally, the Company recognized a $6.8 million other than temporary impairment loss on its investment in Origen.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Loss from operations for the six months ended June 30, 2008, increased by $9.4 million, from a loss of $2.4 million to a loss of $11.8 million, when compared to the six months ended June 30, 2007. An increase in revenues of $11.1 million was offset by increased expenses of $7.1 million and an increase in equity loss from affiliate of $13.4 million.

Income from real property increased by $2.3 million, from $96.1 million to $98.4 million, or 2.4 percent, due to rent increases (net of vacancies) of $2.5 million, offset by a decrease in other community revenues of $0.2 million.

Revenue from home sales increased by $3.9 million, from $12.4 million to $16.3 million, or 31.5 percent, due to an increase in the number of homes sold. The Company sold 491 manufactured homes during the six months ended June 30, 2008, as compared to 386 sales during the same period in 2007.

Rental home revenue increased by $1.0 million, from $9.1 million to $10.1 million, or 11.0 percent, due to an increase in the number of tenants in the Company’s rental program.

Ancillary revenues, net, decreased by $0.1 million from $0.4 million to $0.3 million due primarily to a decrease in golf course profit partially offset by an increase in commissions from the sale of insurance contracts.

Interest income increased by $0.2 million, from $1.4 million to $1.6 million, due to an increase in the balance of the installment loan contract portfolio on manufactured homes offset by a decrease in the interest from a mortgage note receivable.

Other income (loss) changed by $3.8 million, from a loss of $0.1 million to income of $3.7million, due to the gain on sale of undeveloped land.

Property operating and maintenance expenses increased by $1.1 million, from $23.9 million to $25.0 million, or 4.6 percent due to an increase in utility costs of $0.7 million, payroll and benefit costs of $0.4 million, supply and repair costs of $0.2 million, and cable expense of $0.1 million, that was partially offset by a decrease in property and casualty insurance costs of $0.3 million.

SUN COMMUNITIES, INC

RESULTS OF OPERATIONS, continued:

Real estate taxes increased by $0.1 million, from $8.2 million to $8.3 million, or 1.2 percent, due to increases in assessments and tax rates.

Cost of home sales increased by $3.0 million, from $9.8 million to $12.8 million, or 30.6 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 491 manufactured homes during the six months ended June 30, 2008, as compared to 386 sales during the same period in 2007.

Rental home operating and maintenance expense increased by $1.0 million, from $6.4 million to $7.4 million, or 15.6 percent, due primarily to an increase in the number of homes in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the Rental Program table.

General and administrative expenses for real property increased by $0.8 million, from $8.1 million to $8.9 million, or 9.9 percent, due primarily to $0.9 million of severance costs associated with the retirement of the Company’s President, Brian W. Fannon, offset by reduced recruiting costs of $0.1 million.

General and administrative expenses for home sales and rentals increased by $0.3 million, from $3.0 million to $3.3 million, or 10.0 percent, due primarily to increases in commission expenses of $0.1 million, and advertising and other costs of $0.2 million.

Depreciation and amortization increased by $1.5 million, from $30.9 million to $32.4 million, or 4.9 percent, due primarily to an increase in the number of homes in the rental portfolio.

Interest expense, including interest on mandatorily redeemable debt, decreased by $0.5 million from $32.2 million to $31.7 million, or 1.6 percent due to a reduction in the interest rate charged on variable rate debt. This reduction was partially offset by an increase in line of credit interest expense due to a higher outstanding balance on the line of credit.

Income (loss) from affiliate changed by $13.4 million, from income of $0.8 million to a loss of $12.6 million. This change was due to the Company recording its’ estimated portion of Origen’s income of $4.5 million for the six months ended June 30, 2007 compared to recording its estimated portion of losses of $29.8 million for the six months ended June 30, 2008. Additionally, the Company recognized a $6.8 million other than temporary impairment loss on its investment in Origen.

Provision for state income taxes decreased by $0.2 million primarily due a change in the effective tax rate from the utilization of estimated tax credits, to calculate the deferred tax liability related to the implementation of the Michigan Business Tax.

SUN COMMUNITIES, INC

RESULTS OF OPERATIONS, continued:

SAME PROPERTY INFORMATION

The following table reflects the Same Property financial information. The “Same Property” data represents information regarding the operation of communities owned as of January 1, 2007, and June 30, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Income from real property	$45,758	$44,773	$93,986	$92,099
Property operating expenses:
Property operating and maintenance (1)	9,806	9,329	19,169	18,485
Real estate taxes	4,149	4,074	8,298	8,148
Property operating expenses	13,955	13,403	27,467	26,633
Real property net operating income (2)	$31,803	$31,370	$66,519	$65,466

Same property occupancy, site, and rent information as of June 30, 2008 and 2007:

	2008	2007
Number of properties	135	135
Developed sites	47,464	47,468
Occupied sites (3)	37,858	37,957
Occupancy % (4)	82.6%	82.9%
Weighted average monthly rent per site (4)	$388	$376
Sites available for development	5,688	6,307

(1) Amounts are reported net of recovery of water and sewer utility expenses.

(2) See Note (1) following Footnote # 8, Segment Reporting

(3) Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.

(4) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, real property net operating income increased by $0.4 million, from $31.4 million to $31.8 million for the three months ended June 30, 2007 and 2008, respectively, or approximately 1.4 percent. Income from real property increased by $1.0 million, from $44.8 million to $45.8 million, or approximately 2.2 percent and property operating expenses increased by $0.6 million from $13.4 million to $14.0 million, or approximately 4.1 percent.

On a same property basis, real property net operating income increased by $1.0 million, from $65.5 million to $66.5 million for the six months ended June 30, 2007 and 2008, respectively, or approximately 1.6 percent. Income from real property increased by $1.9 million, from $92.1 million to $94.0 million, or approximately 2.1 percent and property operating expenses increased by $0.9 million from $26.6 million to $27.5 million, or approximately 3.1 percent.

SUN COMMUNITIES, INC

RESULTS OF OPERATIONS, continued:

RENTAL PROGRAM

The following tables reflect additional information regarding the Company’s rental program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Rental home revenue	$5,136	$4,696	$10,132	$9,135
Site rent included in Income from real property	6,147	5,385	12,128	10,450
Rental program revenue	11,283	10,081	22,260	19,585
Expenses
Payroll and commissions	554	587	1,077	1,080
Repairs and refurbishment	1,846	1,636	3,369	3,068
Taxes and insurance	702	589	1,393	1,170
Other	863	487	1,592	1,121
Rental program operating and maintenance	3,965	3,299	7,431	6,439
Net operating income (2)	$7,318	$6,782	$14,829	$13,146

(2) See Note (1) following Footnote # 8, Segment Reporting

Occupied rental homes information as of June 30, 2008 and 2007:

	2008	2007
Number of occupied rentals, end of period	5,480	5,026
Cost of occupied rental homes (in thousands)	$167,304	$148,786
Weighted average monthly rental rate	$727	$708

Net operating income from the rental program increased $0.5 million from $6.8 million in the three months ended June 30, 2007 to $7.3 million in the three months ended June 30, 2008 as a result of a $1.2 million increase in revenue offset by a $0.7 million increase in expenses. Revenues increased due to an increase in the number of leased rental homes and an increase in average rental rates. Expenses were also impacted by the increase in the number of leased rental homes.

Net operating income from the rental program increased $1.7 million from $13.1 million in the six months ended June 30, 2007 to $14.8 million in the six months ended June 30, 2008 as a result of a $2.7 million increase in revenue offset by a $1.0 million increase in expenses. Revenues increased due to an increase in the number of leased rental homes and an increase in average rental rates. Expenses were also impacted by the increase in the number of leased rental homes.

SUN COMMUNITIES, INC

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

The Company has also invested approximately $9.2 million during the six months ended June 30, 2008, in acquisition of homes primarily intended for its rental program. Expenditures for the remainder of 2008 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents decreased by $1.1 million from $5.4 million at December 31, 2007, to $4.3 million at June 30, 2008. Net cash provided by operating activities decreased by $0.1 million to $26.1 million for the six months ended June 30, 2008, from $26.2 million for the six months ended June 30, 2007.

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

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at June 30, 2008 and December 31, 2007, was $70.8 million and $85.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at June 30, 2008 and December 31, 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.65% (4.13% at June 30, 2008) and mature October 1, 2010. A one year extension is available at the Company’s option. At June 30, 2008, $40.8 million was available to be drawn under the facility based on the calculation of the borrowing base. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at June 30, 2008.

SUN COMMUNITIES, INC

LIQUIDITY AND CAPITAL RESOURCES, continued:

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of the fundamentals of the Company, and manufactured housing industry, have been improving over recent years, the Company’s share price has suffered. For the Company, the most relevant consequence of this financial turmoil is the uncertainty of the availability of credit. With minimal debt maturities of $20.9 million in 2009, the Company believes this risk is significantly mitigated.

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. The Company currently has 31 unencumbered Properties with an estimated market value of $212.5 million, some of which support the borrowing base for the Company’s $115.0 million unsecured line of credit. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. If it were to become necessary for the Company to approach the credit markets, the current volatility in the credit markets could make borrowing more expensive. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At June 30, 2008, the Company’s debt to total market capitalization approximated 76.0 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 5.8 years and a weighted average interest rate of 4.97 percent.

Capital expenditures for the six months ended June 30, 2008 and 2007 included recurring capital expenditures of $2.9 million and $3.0 million, respectively.

Net cash used in investing activities was $7.2 million for the six months ended June 30, 2008, compared to $2.8 million cash provided by investing activities for the six months ended June 30, 2007. The difference is due to a $12.0 million decrease in cash received from the payoff of notes receivable and increased investment in rental property of $4.5 million, offset by an increase in proceeds from the sale of vacant land of $6.5 million.

Net cash used in financing activities was $20.0 million for the six months ended June 30, 2008, compared to $29.4 million for the six months ended June 30, 2007. The difference is due to a $20.1 million decrease in net repayments on lines of credit, a decrease in funds used for the redemption of common stock and Operating Partnership Units of $0.9 million, and a $4.5 million decrease in payments to retire preferred operating partnership units, offset by a decrease in net proceeds from notes payable and other debt of $12.4 million and increased distributions of $3.7 million.

SUN COMMUNITIES, INC

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the three and six months ended June 30, 2008 and 2007 (in thousands):

SUN COMMUNITIES, INC

SUPPLEMENTAL MEASURE, continued:

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2008 AND 2007

(Amounts in thousands, except per share/OP unit amounts) (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
Net loss	$(7,368)	(1)	$(2,163)	$(10,463)	(1)	$(2,117)
Adjustments:
Depreciation and amortization	16,814		15,803	33,263		31,375
Valuation adjustment(2)	—		(129)	—		(251)
Provision for state income taxes(3)	(9)		—	(398)		—
(Gain) loss on disposition of assets, net	(1,123)		471	(1,966)		469
Gain on sale of undeveloped land	(2,604)		—	(3,303)		—
Loss allocated to minority interest	(934)		(278)	(1,328)		(272)
Funds from operations (FFO)	$4,776		$13,704	$15,805		$29,204

Weighted average common shares/OP Units outstanding:
Basic	20,463		20,225	20,421		20,184
Diluted	20,514		20,345	20,473		20,312

FFO per weighted average Common Share/OP Unit - Basic	$0.23		$0.68	$0.77		$1.45
FFO per weighted average Common Share/OP Unit - Diluted	$0.23		$0.68	$0.77		$1.44

(1) Net loss for the three months and six months ended June 30, 2008 includes a $7.7 million and $12.6 million equity loss from affiliate (Origen), respectively. The table below is adjusted to exclude this amount:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss as reported	$(7,368)	$(2,163)	$(10,463)	$(2,117)
Equity loss from affiliate adjustment	7,720	—	12,550	—
Adjustment to loss allocated to minority interest	(869)	—	(1,414)	—
Adjusted net income (loss)	$(517)	$(2,163)	$673	$(2,117)
Depreciation and amortization	16,814	15,803	33,263	31,375
Valuation adjustment (2)	—	(129)	—	(251)
Provision for state income tax (3)	(9)	—	(398)	—
(Gain) loss on disposition of assets, net	(1,123)	471	(1,966)	469
Gain on sale of undeveloped land	(2,604)	—	(3,303)	—
Income (loss) allocated to minority interests	(64)	(278)	87	(272)
Adjusted Funds from operations (FFO)	$12,497	$13,704	$28,356	$29,204
Adjusted FFO per weighted avg. Common Share/OP Unit - Diluted	$0.61	$0.68	$1.39	$1.44

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

(3) This tax provision represents the reversal of potential future state taxes payable on sale of company assets added back to FFO in a prior period.

SUN COMMUNITIES, INC

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

SUN COMMUNITIES, INC

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s variable rate debt totals $226.4 million and $152.8 million as of June 30, 2008 and 2007, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the six months ended June 30, 2008 and 2007, the Company believes its interest expense would have increased or decreased by approximately $1.1 million and $0.8 million based on the $218.9 million and $152.0 million average balance outstanding under the Company’s variable rate debt facilities for the six months ended June 30, 2008 and 2007, respectively.

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

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC

PART II

ITEM 6.	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

See the attached Exhibit Index.

SUN COMMUNITIES, INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: August 8, 2008	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002