Form 10-Q
period 2008-09-30
SUN COMMUNITIES INC
filed 2008-11-07
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes[ ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2008: 18,411,400

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(amounts in thousands, except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Investment property, net	$1,108,079	$1,134,204
Cash and cash equivalents	6,824	5,415
Inventory of manufactured homes	10,037	12,082
Investment in affiliates	6,464	20,000
Notes and other receivables	51,074	36,846
Other assets	39,377	37,276
TOTAL ASSETS	$1,221,855	$1,245,823

LIABILITIES
Debt	$1,141,030	$1,101,972
Lines of credit	71,876	85,703
Other liabilities	37,186	32,102
TOTAL LIABILITIES	1,250,092	1,219,777

Commitments and contingencies	—	—
Minority interest	—	4,999

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 90,000 shares authorized (September 30, 2008 and December 31, 2007, 20,213 and 20,228 shares issued respectively)	202	202
Additional paid-in capital	459,598	458,487
Officer's notes	(8,439)	(8,740)
Accumulated other comprehensive loss	(920)	(856)
Distributions in excess of accumulated earnings	(415,078)	(364,446)
Treasury stock, at cost (September 30, 2008 and December 31, 2007, 1,802 shares)	(63,600)	(63,600)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(28,237)	21,047

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,221,855	$1,245,823

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Income from real property	$47,966	$46,818	$146,365	$142,918
Revenue from home sales	7,933	5,492	24,204	17,847
Rental home revenue	5,186	4,798	15,318	13,933
Ancillary revenues, net	35	4	349	355
Interest	1,129	686	2,741	2,142
Other income (loss)	(816)	(432)	2,884	(526)
Total revenues	61,433	57,366	191,861	176,669

COSTS AND EXPENSES
Property operating and maintenance	12,766	12,845	37,742	36,698
Real estate taxes	3,844	4,174	12,183	12,369
Cost of home sales	6,073	4,408	18,893	14,164
Rental home operating and maintenance	4,135	3,563	11,566	10,002
General and administrative - real property	3,704	3,709	12,589	11,856
General and administrative - home sales and rentals	1,676	1,462	5,003	4,440
Depreciation and amortization	16,167	15,512	48,527	46,444
Interest	15,361	15,783	45,311	46,164
Interest on mandatorily redeemable debt	847	896	2,535	2,705
Total expenses	64,573	62,352	194,349	184,842

Loss before income taxes, minority interest, and income (loss) from affiliates	(3,140)	(4,986)	(2,488)	(8,173)
Provision for state income tax	(141)	(525)	(34)	(575)
Minority interest in Operating Partnership	(726)	560	602	832
Income (loss) from affiliates	(1,486)	583	(14,036)	1,431
Net loss	$(5,493)	$(4,368)	$(15,956)	$(6,485)

Weighted average common shares outstanding:
Basic	18,213	17,962	18,151	17,909
Diluted	18,213	17,962	18,151	17,909

Basic and diluted loss per share:	$(0.30)	$(0.24)	$(0.88)	$(0.36)

Cash dividends per common share:	$0.63	$0.63	$1.89	$1.89

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(5,493)	$(4,368)	$(15,956)	$(6,485)
Unrealized gain (loss) on interest rate swaps	4	(1,042)	(64)	(640)
Comprehensive loss	$(5,489)	$(5,410)	$(16,020)	$(7,125)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(amounts in thousands, except per share data)

(unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Equity (Deficit)
Balance as of December 31, 2007	$202	$458,487	$(8,740)	$(856)	$(364,446)	$(63,600)	$21,047
Cancellation of common stock, net	—	(458)	—	—	(1)	—	(459)
Stock-based compensation - amortization and forfeitures	—	1,569	—	—	68	—	1,637
Repayment of officer's notes	—	—	301	—	—	—	301
Net loss	—	—	—	—	(15,956)	—	(15,956)
Unrealized loss on interest rate swaps	—	—	—	(64)	—	—	(64)
Cash distributions declared of $1.89 per share	—	—	—	—	(34,743)	—	(34,743)
Balance as of September 30, 2008	$202	$459,598	$(8,439)	$(920)	$(415,078)	$(63,600)	$(28,237)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,956)	$(6,485)
Adjustments to reconcile net loss to cash provided by operating activities:
Net minority interest allocation	(602)	(832)
Gain from land disposition	(3,336)	—
Gain on valuation of derivative instruments	(2)	(250)
Stock compensation expense	1,696	1,798
Depreciation and amortization	50,383	48,935
Amortization of deferred financing costs	1,145	1,066
Distributions from affiliate	—	900
Equity (income) loss from affiliate	14,036	(1,431)
Payments on notes receivable from sale of financed homes	2,848	2,349
Change in inventory, other assets and other receivables, net	(11,718)	(14,785)
Change in accounts payable and other liabilities, net	(1,042)	1,666
Net cash provided by operating activities	37,452	32,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in properties	(28,232)	(20,179)
Investment in affiliate	(500)	—
Proceeds related to disposition of land	6,508	—
Payments of notes receivable and officer's notes, net	887	13,077
Net cash used for investing activities	(21,337)	(7,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cancellation of common stock and OP units, net	(459)	(1,259)
Proceeds from option exercise	—	38
Payments on lines of credit, net	(13,827)	(10,384)
Payments to retire preferred operating partnership units	—	(4,500)
Proceeds from issuance of notes payable and other debt	52,549	37,500
Payments on notes payable and other debt	(13,538)	(10,916)
Distributions to shareholders and OP unit holders	(39,093)	(34,878)
Payments for deferred financing costs	(338)	(804)
Net cash used for financing activities	(14,706)	(25,203)
Net increase in cash and cash equivalents	1,409	626
Cash and cash equivalents, beginning of period	5,415	3,183
Cash and cash equivalents, end of period	$6,824	$3,809
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$42,990	$44,808
Cash paid for interest on mandatorily redeemable debt	$2,587	$2,677
Noncash investing and financing activities:
Unrealized loss on interest rate swaps	$(64)	$(640)
Rental homes transferred from inventory	$7,027	$7,117
Home sales financed by Company	$15,958	$9,776

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

2. Investment Property

The following table sets forth certain information regarding investment property (amounts in thousands):

	(Unaudited) September 30, 2008	December 31, 2007
Land	$117,116	$117,310
Land improvements and buildings	1,191,298	1,184,257
Rental homes and improvements	179,445	170,227
Furniture, fixtures, and equipment	36,859	36,433
Land held for future development	27,986	30,199
Investment property	1,552,704	1,538,426
Less: Accumulated depreciation	(444,625)	(404,222)
Investment property, net	$1,108,079	$1,134,204

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

The Company sold approximately 82 acres of undeveloped land that resulted in a $3.3 million gain through the nine months ended September 30, 2008.

3. Secured Borrowing and Collateralized Receivables

During the quarter, the Company completed a transaction involving $25.6 million of its installment loans secured by manufactured homes. The Company received $25.6 million of cash proceeds in exchange for relinquishing its right, title and interest in the installment notes. The Company is subject to certain recourse provisions requiring the Company to purchase the underlying homes collateralizing such notes in the event of a note default and subsequent repossession of the home.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Secured Borrowing and Collateralized Receivables, continued

FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered, which includes, amongst other things: (1) the transferred assets have been isolated from the transferor, including put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When a company transfers financial assets and fails any one of the SFAS 140 criteria, the company is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. The determination about whether the isolation criteria of SFAS 140 has been met to support a conclusion regarding surrender of control is largely a matter of law. As such, the evidence required for testing whether or not the first criteria of SFAS 140 has been satisfied requires a legal "true sale" opinion analyzing the treatment of the transfer under state laws as if the Company was a debtor under the bankruptcy code. A "true sale" legal opinion includes several legally relevant factors, including the nature of retained interests in the loans sold. Legal opinions as to a "true sale" are never absolute and unconditional, but contain qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law.

It was the intent of both parties for the transaction to qualify for sale accounting under SFAS 140 and the terms of the agreement clearly stipulate that the Company has no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. In addition, the transferee has obtained the right to pledge or exchange the installment loans. For federal tax purposes, the Company treats the transfers of loans which do not qualify as “true sales” under SFAS 140, as sales.

Notwithstanding these facts, the Company was unable to satisfy the first criteria for sale accounting treatment under SFAS 140 and therefore, the Company has recorded the transaction as a transfer of financial assets. The transferred assets have been classified as collateralized receivables and the cash received from this transaction has been classified as a secured borrowing in the consolidated balance sheet.

The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at the same interest rates. The amount of interest income and expense recognized was $0.7 million for the three and nine months ended September 30, 2008. The collateralized receivables and secured borrowings are reduced as the related installment notes are collected from the customer. The balance of the collateralized receivables was $24.9 million, net of a loan loss provision of $0.1 million as of September 30, 2008. The outstanding balance on the secured borrowing was $25.0 million as of September 30, 2008.

In the event of note default, and subsequent repossession of a manufactured home, the terms of the agreement require the Company to repurchase the manufactured home. Default is defined as the failure to repay the installment note according to contractual terms. If default on the installment note results in repossession of the home, the home is repurchased at a certain percentage of the outstanding principal balance of the installment loan based on the number of payments made on the loan. In general, based on the number of payments made since the loan origination date, the repurchase balance is determined as follows:

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (amounts in thousands):

	September 30, 2008	December 31, 2007
Installment loans on manufactured homes with interest payable monthly at a net weighted average interest rate and maturity of 7.2% and 13.1 years and 7.3% and 13.2 years at September 30, 2008, and December 31, 2007, net, respectively.	$18,140	$30,429
Collateralized receivables, net (see Note 3).	24,861	—
Other receivables, net of allowance for losses of $0.3 million at September 30, 2008 and December 31, 2007.	8,073	6,417
Total notes and other receivables, net	$51,074	$36,846

The installment loans of $18.1 million and $30.4 million at September 30, 2008 and December 31, 2007, respectively, are collateralized by manufactured homes. The installment loans are presented net of allowance for losses of $0.1 million and $0.2 million at September 30, 2008 and December 31, 2007, respectively. The loans represent financing provided by the Company to purchasers of manufactured homes located in its communities.

During the quarter, the Company completed a transaction involving approximately $25.6 million of its installment loans. This transaction was accounted for as a transfer of financial assets. The transferred assets have been classified as collateralized receivables. The reduction in the aggregate principal balance of these collateralized receivables was $0.6 million since the transfer occurred. The collateralized receivables of $24.9 million are presented net of allowance for losses of $0.1 million at September 30, 2008. See Note 3 for additional information.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The notes become due in three installments on each of December 31, 2008, 2009 and 2010. The following table sets forth certain information regarding officer’s notes as of September 30, 2008, and December 31, 2007 (in thousands except for shares and units):

	As of September 30, 2008			As of December 31, 2007
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$975	60,007	—	$1,010	62,151	—
Secured - $6.6 million	4,955	133,243	95,857	5,132	138,003	99,282
Secured - $1.0 million	767	70,936	—	794	73,470	—
Unsecured - $1.0 million	767	—	—	794	—	—
Unsecured - $1.3 million	975	—	—	1,010	—	—
Total promissory notes	$8,439	264,186	95,857	$8,740	273,624	99,282

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.3 million for the nine months ended September 30, 2008 and 2007. Total interest was $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. Total interest was $0.4 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Investment in Affiliates

Prior to March 2008, Origen Financial, Inc. (“Origen”) was a real estate investment trust that was in the business of originating and servicing manufactured home loans. In October 2003, the Company purchased 5,000,000 shares of common stock of Origen for $50 million. The Company owns approximately 19% of Origen at September 30, 2008, and its investment is accounted for using the equity method of accounting.

On March 13, 2008, Origen announced that recent and current conditions in the credit markets have adversely impacted Origen’s business and financial condition to the extent that it has determined to suspend loan originations for its own account and has taken steps to right-size its work force. In the ensuing months, Origen followed its Asset Disposition and Management Plan and Origen sold $176 million of unsecuritized loans, its servicing platform, and its origination platform. Other components of this plan include the active management of Origen’s securitized loan portfolios and other remaining assets; and the continued rationalizing of operating costs as necessary and appropriate to efficiently and effectively continue operations and preserve stockholder value.

Equity loss from affiliate recorded for the three months ended September 30, 2008, reflects the Company’s estimate of its portion of the anticipated loss from Origen of $0.2 million, as well as an other than temporary impairment loss of $1.3 million. Equity loss from affiliate recorded for the nine months ended September 30, 2008, reflects the Company’s estimate of its portion of the anticipated loss from Origen of $6.0 million, as well as an other than temporary impairment loss of $8.1 million.

6. Debt and Lines of Credit

The following table sets forth certain information regarding debt (amounts in thousands):

	September 30, 2008	December 31, 2007
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016.	$480,765	$486,063
Collateralized term loans - FNMA, of which $102.4M is variable, due April 28, 2014 and January 1, 2015, at the Company’s option, interest at 3.75 - 5.20% at September 30, 2008 and 4.51 - 5.20% at December 31, 2007.	378,663	381,587
Preferred OP units, redeemable at various dates from December 1, 2009 through January 2, 2014, average interest at 6.8% at September 30, 2008, and 7.2% at December 31, 2007.	49,447	49,447
Secured borrowing, maturing at various dates from May 5, 2009 through May 16, 2028, average interest at 10.0% at September 30, 2008 (see Note 3).	25,023	—
Mortgage notes, other, maturing at various dates from June 1, 2009 through May 1, 2017, average interest at 5.72% at September 30, 2008 and 6.10% at December 31, 2007.	207,132	184,875
Total debt	$1,141,030	$1,101,972

The collateralized term loans totaling $859.4 million at September 30, 2008, are secured by 87 properties comprising of 31,143 sites representing approximately $564.8 million of net book value. The mortgage notes totaling $207.1 million at September 30, 2008, are collateralized by 18 communities comprising of 6,423 sites representing approximately $182.7 million of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Debt and Lines of Credit, continued

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at September 30, 2008 and December 31, 2007, was $64.3 million and $85.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at September 30, 2008 and December 31, 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. The Company has the option to borrow at either rate, and will select the rate that results in a lower borrowing cost. The borrowings under the line of credit mature October 1, 2011 with the election of a one year extension that is available at the Company’s discretion. At September 30, 2008 and December 31, 2007, $47.3 million and $26.2 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each period.

The Company also has the potential to utilize a floor plan facility that allows for draws on new home purchases up to $40.0 million. At September 30, 2008 and December 31, 2007, the outstanding balance on the floor plan was $7.6 million and $0.3 million, respectively. The facility matures on March 1, 2009, and bears interest at Prime (5.00% at September 30, 2008). Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month.

The Company completed a financing of $27.0 million with a bank in June 2008. The loan has a three year term, with a two year extension at the Company’s option. The terms of the loan require interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, (5.25% at September 30, 2008). The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down the Company’s lines of credit.

During the quarter, the Company completed a transaction involving $25.6 million of its installment loans. This transaction was accounted for as a transfer of financial assets and the cash proceeds related to this transaction were recorded as a secured borrowing. See Note 3 for additional information.

At September 30, 2008, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

		Maturities and Amortization By Period
	Total Due	Oct 2008- Sept 2009	Oct 2009 - Sept 2010	Oct 2010 - Sept 2011	Oct 2011 - Sept 2012	Oct 2012 - Sept 2013	After 5 years
Debt	$1,116,007	$23,483	$22,099	$121,941	$26,733	$38,511	$883,240
Secured borrowing	25,023	1,019	1,125	1,228	1,349	1,433	18,869
Lines of credit	71,876	7,576	—	—	64,300	—	—
Total	$1,212,906	$32,078	$23,224	$123,169	$92,382	$39,944	$902,109

The most restrictive of the Company’s debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. At September 30, 2008, and December 31, 2007, the Company was in compliance with all covenants.

7. Share-Based Compensation

The Company’s primary share-based compensation is restricted stock. In February 2008, the Company issued twenty five thousand shares of restricted stock to certain key employees. The awards vest over a 10 year period beginning on the fourth anniversary of the grant date and have a weighted average grant date fair value of $19.92 per share.

The Company had previously granted phantom liability and equity awards that were contingent upon achieving certain performance targets. These performance-based stock awards were cancelled during the first quarter of 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Share-Based Compensation, continued

On July 10, 2008, the Company executed a Retirement from Employment and Release Agreement (“Retirement Agreement”) with Brian W. Fannon, the Company’s President. Pursuant to the Retirement Agreement, all of Mr. Fannon’s outstanding stock options and other stock based compensation awards became fully vested and immediately exercisable. This change in terms is considered a modification per SFAS No. 123R (revised 2004) “Share-Based Payment”. As the terms and conditions were communicated and accepted by Mr. Fannon prior to the end of the second quarter, the compensation expense was recorded in that period.

In July 2008, the Company issued 10,500 director options under its 2004 Non-Employee Director Option Plan. The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the period indicated:

July 2008 Award
Estimated fair value per share of options granted:	$ 1.17
Assumptions:
Annualized dividend yield	14.70%
Common stock price volatility	22.14%
Risk-free rate of return	3.63%
Expected option terms (in years)	7.3

8. Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Brokerage commissions	$114	$168	$474	$541
Gain on sale of undeveloped land	33	—	3,336	—
Loss on disposition of assets, net	(615)	(724)	(528)	(1,193)
Other	(348)	124	(398)	126
Total other income (loss)	$(816)	$(432)	$2,884	$(526)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Reporting

The consolidated operations of the Company can be segmented into home sales and rentals and real property operations segments. A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$47,966 (2)	$13,119	$61,085	$146,365 (2)	$39,522	$185,887
Operating expenses/Cost of sales	16,610	10,208	26,818	49,925	30,459	80,384
Net operating income(1)/Gross profit	31,356	2,911	34,267	96,440	9,063	105,503
Adjustments to arrive at net loss:
Other revenues	317	31	348	4,924	1,050	5,974
General and administrative	(3,704)	(1,676)	(5,380)	(12,589)	(5,003)	(17,592)
Depreciation and amortization	(11,456)	(4,711)	(16,167)	(34,603)	(13,924)	(48,527)
Interest expense	(16,103)	(105)	(16,208)	(47,618)	(228)	(47,846)
Equity income (loss) from affiliate	(1,500)	14	(1,486)	(14,050)	14	(14,036)
Provision for state income taxes	(141)	—	(141)	(34)	—	(34)
Minority interest	(726)	—	(726)	602	—	602
Net loss	$(1,957)	$(3,536)	$(5,493)	$(6,928)	$(9,028)	$(15,956)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Segment Reporting (amounts in thousands), continued

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$46,818 (2)	$10,290	$57,108	$142,918 (2)	$31,780	$174,698
Operating expenses/Cost of sales	17,019	7,971	24,990	49,067	24,166	73,233
Net operating income(1)/Gross profit	29,799	2,319	32,118	93,851	7,614	101,465
Adjustments to arrive at net loss:
Other revenues (expenses)	281	(23)	258	1,683	288	1,971
General and administrative	(3,709)	(1,462)	(5,171)	(11,856)	(4,440)	(16,296)
Depreciation and amortization	(11,281)	(4,231)	(15,512)	(34,093)	(12,351)	(46,444)
Interest expense	(16,629)	(50)	(16,679)	(48,745)	(124)	(48,869)
Equity income from affiliate	583	—	583	1,431	—	1,431
Provision for state income taxes	(525)	—	(525)	(575)	—	(575)
Minority interest	560	—	560	832	—	832
Net income (loss)	$(921)	$(3,447)	$(4,368)	$2,528	$(9,013)	$(6,485)

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

Selected balance sheet data	September 30, 2008			December 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$974,949	$133,130	$1,108,079	$998,412	$135,792	$1,134,204
Cash and cash equivalents	6,758	66	6,824	5,042	373	5,415
Inventory of manufactured homes	—	10,037	10,037	—	12,082	12,082
Investment in affiliate	5,950	514	6,464	20,000	—	20,000
Notes and other receivables	47,012	4,062	51,074	34,976	1,870	36,846
Other assets	37,476	1,901	39,377	35,116	2,160	37,276
Total assets	$1,072,145	$149,710	$1,221,855	$1,093,546	$152,277	$1,245,823

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Derivative Instruments and Hedging Activities

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

The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap fixes $25 million of variable rate borrowings at 4.84 percent through July 2009. The second swap fixes an additional $25 million of variable rate borrowings at 5.28 percent through July 2012. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts are based upon 90-day LIBOR.

The Company has designated the two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. The Company had an interest rate swap, which matured in July 2007, which was not eligible for hedge accounting. The valuation adjustment for this swap had an immaterial impact on interest expense for the three months ended September 30, 2007. The valuation adjustment decreased interest expense by $0.3 million for the nine months ended September 30, 2007.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $0.9 million as of September 30, 2008, and December 31, 2007. These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero.

The Company is required to provide cash collateral for its swaps. At September 30, 2008 and December 31, 2007, the Company had collateral deposits recorded in other assets of $2.8 million and $1.4 million, respectively.

11. Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income it distributes to its stockholders as dividends.

SHS, the Company’s taxable REIT subsidiary, is subject to U.S. federal income taxes. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in the consolidated balance sheets as of September 30, 2008 and December 31, 2007.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of September 30, 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2008.

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three and nine months ended September 30, 2008 or in the balance sheet as of September 30, 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Income Taxes, continued

The Company and its subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2003.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act (MBT), replacing the Michigan single business tax with a business income tax and modified gross receipts tax. These new taxes became effective on January 1, 2008, and are subject to the provisions of SFAS No. 109 “Accounting for Income Taxes.” The Company is also subject to Texas Margin tax. The Company has a deferred income tax liability for the expected cumulative future effects of these taxes in the amount of $0.5 million.

12. Loss Per Share

The Company has outstanding stock options, unvested restricted shares and convertible Preferred OP units which if converted or exercised may impact dilution. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss used for basic and diluted loss per share computation:
Net loss	$(5,493)	$(4,368)	$(15,956)	$(6,485)

Weighted average shares used for basic loss per share
Dilutive securities:	18,213	17,962	18,151	17,909
Stock options and other	—	—	—	—
Diluted weighted average shares	18,213	17,962	18,151	17,909

Due to the fact that the Company has reported a net loss for all periods presented, the potential dilutive effects of the securities were excluded from the diluted earnings per share calculation because their inclusion in a net loss period would reduce the net loss per share. The following table presents the number of potentially dilutive securities that were excluded from the computation of diluted earnings per share (amounts in thousands).

	September 30, 2008	September 30, 2007
Stock options	222	300
Unvested restricted stock	192	563
Convertible preferred OP units	526	526
Total securities	940	1,389

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the Company had reported net income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Fair Value

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

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company

All of the fair values of the Company’s derivative instruments were based on level 2 inputs as described above. The table below presents the recorded amount of financial liabilities measured at fair value on a recurring basis as of September 30, 2008. The Company does not have any material financial assets that were required to be measured at fair value on a recurring basis at September 30, 2008.

	Total Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative instruments	$920	$—	$920	$—

14. Minority Interest in Operating Partnership

The minority interest in the Company consists of approximately 2.3 million Common Operating Partnership Units (“OP Units”). The net equity position of the OP Units declined below zero due to accumulated distributions in excess of accumulated earnings (losses). In accordance with the guidance in EITF No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts”, the Company has recognized the net equity position as a zero balance within the consolidated balance sheet at September 30, 2008 since there is no legal obligation for the unit holders to restore deficit capital accounts. Since the losses allocated to the minority interests have exceeded their net equity basis, the Company can no longer allocate losses to the minority interest partners. As long as the net equity position of the minority interest partners is less than zero, the distributions made to the minority interest partners are charged to the Company’s consolidated statement of operations. Distributions made to the minority partners in excess of accumulated losses were $0.7 million for the three months ended September 30, 2008. Accumulated losses allocated to the minority partners in excess of distributions were $0.6 million for the nine months ended September 30, 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Related Party Transactions

The Company previously had a loan servicing agreement with Origen Servicing, Inc., a wholly-owned subsidiary of Origen, which serviced the Company’s portfolio of manufactured home loans. With the sale of Origen’s servicing platform assets to Green Tree Servicing LLC, the Company engaged a different entity to continue the servicing of the manufactured home loans. In order to transfer the manufactured home loan servicing contract to a different service provider the Company paid Origen a fee of $0.3 million.

On July 23, 2008, the Company, entered into an agreement with other companies (“Members”) to form a new limited liability company, Origen Financial Services, LLC (the “LLC”). The Company contributed cash of $0.5 million towards the formation of the limited liability company. The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members. The Company’s current CEO, Gary Shiffman, is a voting representative of the management team assigned to the new limited liability company. The Company will account for its investment in the LLC using the equity method of accounting.

16. Commitments and Contingencies

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

17. Recent Accounting Pronouncements

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

The Company adopted the provisions of FAS 157 as of January 1, 2008 for financial instruments. Although the adoption of FAS 157 did not materially impact the Company’s financial position or results of operations, we are now required to provide additional disclosures as part of our consolidated financial statements. See Note 13 for additional information. The Company is evaluating the impact on its financial statements of the January 1, 2009 adoption of SFAS No. 157 as it pertains to non-financial assets and liabilities.

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

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific acquisition related items and also includes a substantial number of new disclosure requirements. SFAS 141R is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and presented separately from the parent company’s equity. This statement also requires consolidated net income to be reported at amounts that include the amounts attributable to the parent and the noncontrolling interest and requires disclosure, on the face of the consolidated statement of operations, the amounts of consolidated net income attributable to the parent and the noncontrolling interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, SFAS 160 will have on its Consolidated Financial Statements.

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

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Recent Accounting Pronouncements, continued

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company is currently evaluating the impact FSP 03-6-1 will have on its Consolidated Financial Statements.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto, along with the Company’s Annual Report on Form 10-K for the year end December 31, 2007. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating and expanding manufactured housing communities since 1975. As of September 30, 2008, we owned and operated a portfolio of 136 properties located in eighteen states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of September 30, 2008, the Properties contained an aggregate of 47,608 developed sites comprised of 42,289 developed manufactured home sites and 5,319 recreational vehicle sites and an additional 6,225 manufactured home sites suitable for development. In order to enhance property performance and cash flow, the Company, through Sun Home Services, Inc., a Michigan corporation (“SHS”), actively markets, sells and leases new and pre-owned manufactured homes for placement in the Properties.

SIGNIFICANT ACCOUNTING POLICIES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding the Company’s significant accounting policies are described fully in the Company’s 2007 Annual Report filed with the Securities and Exchange Commission on Form 10-K. During the nine months ended September 30, 2008, there have been no material changes to the Company’s significant accounting policies that impacted the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Loss from operations for the three months ended September 30, 2008, decreased by $1.9 million, from a loss of $5.0 million to a loss of $3.1 million, when compared to the three months ended September 30, 2007. An increase in revenues of $4.1 million more than offset increased expenses of $2.2 million.

Income from real property increased by $1.2 million, from $46.8 million to $48.0 million, or 2.6 percent, due to rent increases (net of vacancies) of $0.9 million, and increased other community revenues of $0.3 million.

Revenue from home sales increased by $2.4 million, from $5.5 million to $7.9 million, or 43.6 percent, due to an increase in the number of homes sold. The Company sold 251 manufactured homes during the three months ended September 30, 2008, as compared to 179 sales during the same period in 2007, a 40.2 percent increase.

Rental home revenue increased by $0.4 million, from $4.8 million to $5.2 million, or 8.3 percent, due to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental home program is available in the Rental Program Table.

Ancillary revenues, net, showed a slight increase due an increase in commissions from the sale of insurance warranty contracts partially offset by a reduction in golf course profit.

Interest income increased by $0.4 million, from $0.7 million to $1.1 million, due to an increase in the balance of the note receivables on manufactured homes. The increase of $0.4 million includes the Company’s recognition of interest income of $0.7 million in association with the transfer of financial assets that were recorded as collateralized receivables in the consolidated balance sheet. See Note 3 – Secured Borrowing and Collateralized Receivables for additional information.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RESULTS OF OPERATIONS, continued:

Other income (loss) changed by $0.4 million, from a loss of $0.4 million to a loss of $0.8 million, primarily due to the fee paid to Origen in connection with the transfer of the manufactured home loan servicing contract to a new service provider.

Property operating and maintenance expenses remained flat due to increased payroll costs, offset by decreased legal and insurance costs.

Real estate taxes decreased by $0.4 million, from $4.2 million to $3.8 million, or 9.5 percent, due to an adjustment to accrued real estate taxes from a reduction in estimated millage rates, principally in the state of Michigan..

Cost of home sales increased by $1.7 million, from $4.4 million to $6.1 million, or 38.6 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 251 manufactured homes during the three months ended September 30, 2008, as compared to 179 sales during the same period in 2007.

Rental home operating and maintenance expense increased by $0.5 million, from $3.6 million to $4.1 million, or 13.9 percent, due primarily to an increase in the number of homes in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the Rental Program table.

General and administrative expenses for real property remained flat due to increased payroll costs, offset by decreased insurance and professional service costs.

General and administrative expenses for home sales and rentals increased by $0.2 million, from $1.5 million to $1.7 million, or 13.3 percent, due primarily to increases in salary, commission, and benefit related costs of $0.1 million, and advertising and other costs of $0.1 million.

Depreciation and amortization increased by $0.7 million, from $15.5 million to $16.2 million, or 4.5 percent, due primarily to an increase in the number of homes in the rental portfolio.

Interest expense, including interest on mandatorily redeemable debt, decreased by $0.5 million from $16.7 million to $16.2 million, or 3.0 percent, due to a reduction in the interest rate charged on variable rate debt. The decrease of $0.5 million includes the Company’s recognition of interest expense of $0.7 million in association with the transfer of financial assets that was recorded as a secured borrowing in the consolidated balance sheet. See Note 3 – Secured Borrowing and Collateralized Receivables for additional information.

SUN COMMUNITIES, INC

COMPARISON OF THE NINE MONTHS ENDED SEPTMBER 30, 2008 AND 2007

Loss from operations for the nine months ended September 30, 2008, decreased by $5.7 million, from a loss of $8.2 million to a loss of $2.5 million, when compared to the nine months ended September 30, 2007. An increase in revenues of $15.2 million more than offset increased expenses of $9.5 million.

Income from real property increased by $3.5 million, from $142.9 million to $146.4 million, or 2.4 percent, due to rent increases (net of vacancies) of $2.6 million, and increased other community revenues of $0.9 million.

Revenue from home sales increased by $6.4 million, from $17.8 million to $24.2 million, or 36.0 percent, due to an increase in the number of homes sold. The Company sold 742 manufactured homes during the nine months ended September 30, 2008, as compared to 565 sales during the same period in 2007, a 31.3 percent increase.

Rental home revenue increased by $1.4 million, from $13.9 million to $15.3 million, or 10.1 percent, due to an increase in the number of tenants in the Company’s rental program. Additional information regarding the Company’s rental home program is available in the Rental Program Table

Ancillary revenues, net, decreased slightly due to a reduction in golf course profit, partially offset by an increase in commissions from the sale of insurance warranty contracts.

Interest income increased by $0.6 million, from $2.1 million to $2.7 million, due to an increase in the balance of the note receivables on manufactured homes. The increase of $0.6 million includes the Company’s recognition of interest income of $0.7 million in association with the transfer of financial assets that were recorded as collateralized receivables in the consolidated balance sheet. See Note 3 – Secured Borrowing and Collateralized Receivables for additional information.

Other income (loss) changed by $3.4 million, from a loss of $0.5 million to income of $2.9 million, primarily due to the gain on sale of undeveloped land.

Property operating and maintenance expenses increased by $1.0 million, from $36.7 million to $37.7 million, or 2.7 percent due to an increase in utility costs of $0.7 million, payroll and benefit costs of $0.7 million, supply and repair costs of $0.1 million, and cable expense of $0.1 million, that was partially offset by a decrease in legal costs of $0.3 million, and a decrease in property and casualty insurance costs of $0.3 million.

Real estate taxes decreased by $0.2 million, from $12.4 million to $12.2 million, or 1.6 percent, due to an adjustment to accrued real estate taxes from a reduction in estimated millage rates, principally in the state of Michigan.

Cost of home sales increased by $4.7 million, from $14.2 million to $18.9 million, or 33.1 percent. The increase was due primarily to the increase in the number of homes sold. The Company sold 742 manufactured homes during the nine months ended September 30, 2008, as compared to 565 sales during the same period in 2007.

Rental home operating and maintenance expense increased by $1.6 million, from $10.0 million to $11.6 million, or 16.0 percent, due primarily to an increase in the number of homes in the Company’s rental program. Additional information regarding the Company’s rental program is contained in the Rental Program table.

General and administrative expenses for real property increased by $0.7 million, from $11.9 million to $12.6 million, or 5.9 percent, due primarily to $0.9 million of severance costs associated with the retirement of the Company’s President, Brian W. Fannon, offset by reduced professional service costs of $0.2 million.

General and administrative expenses for home sales and rentals increased by $0.6 million, from $4.4 million to $5.0 million, or 13.6 percent, due primarily to increases in payroll and commission expenses of $0.3 million, and advertising and other costs of $0.3 million.

SUN COMMUNITIES, INC

RESULTS OF OPERATIONS, continued:

Depreciation and amortization increased by $2.1 million, from $46.4 million to $48.5 million, or 4.5 percent, due primarily to an increase in the number of homes in the rental portfolio.

Interest expense, including interest on mandatorily redeemable debt, decreased by $1.1 million from $48.9 million to $47.8 million, or 2.2 percent due to a reduction in the interest rate charged on variable rate debt. The decrease of $1.1 million includes the Company’s recognition of interest expense of $0.7 million in association with the transfer of financial assets that was recorded as a secured borrowing in the consolidated balance sheet. See Note 3 – Secured Borrowing and Collateralized Receivables for additional information.

SAME PROPERTY INFORMATION

The following table reflects certain financial information for all properties owned and operated for the same period in both years (“Same Property”) for the periods ended September 30, 2008 and 2007. The Same Property data represents information regarding the operation of communities owned as of January 1, 2007, and September 30, 2008. The Same Property data may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Income from real property	$45,553	$44,440	$139,539	$136,539
Property operating expenses:
Property operating and maintenance (1)	9,591	9,680	28,760	28,165
Real estate taxes	3,823	4,152	12,121	12,300
Property operating expenses	13,414	13,832	40,881	40,465
Real property net operating income (2)	$32,139	$30,608	$98,658	$96,074

The following table summarizes certain Same Property statistical information as of September 30, 2008 and 2007:

	2008	2007
Number of properties	135	135
Developed sites	47,466	47,466
Occupied sites (3)	37,821	37,800
Occupancy % (4)	82.4%	82.5%
Weighted average monthly rent per site (4)	$391	$379
Sites available for development	5,727	6,092

(1) Amounts are reported net of recovery of water and sewer utility expenses.

(2)  See Note (1) following Footnote # 9, Segment Reporting

(3) Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.

(4) Occupancy % and weighted average rent relates to manufactured housing sites, excluding recreational vehicle sites.

On a same property basis, real property net operating income increased by $1.5 million, from $30.6 million to $32.1 million for the three months ended September 30, 2007 and 2008, respectively, or approximately 5.0 percent. Income from real property increased by $1.1 million, from $44.4 million to $45.5 million, or approximately 2.5 percent and property operating expenses decreased by $0.4 million from $13.8 million to $13.4 million, or approximately 3.0 percent.

On a same property basis, real property net operating income increased by $2.6 million, from $96.0 million to $98.6 million for the nine months ended September 30, 2007 and 2008, respectively, or approximately 2.7 percent. Income from real property increased by $3.0 million, from $136.5 million to $139.5 million, or approximately 2.2 percent and property operating expenses increased by $0.4 million from $40.5 million to $40.9 million, or approximately 1.0 percent.

SUN COMMUNITIES, INC

RESULTS OF OPERATIONS, continued:

RENTAL PROGRAM

The following tables reflect additional information regarding the Company’s rental program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Rental home revenue	$5,186	$4,798	$15,318	$13,933
Site rent included in Income from real property	6,150	5,541	18,278	15,991
Rental program revenue	11,336	10,339	33,596	29,924
Expenses
Payroll and commissions	524	508	1,601	1,588
Repairs and refurbishment	2,011	1,752	5,380	4,820
Taxes and insurance	701	596	2,094	1,766
Other	899	707	2,491	1,828
Rental program operating and maintenance	4,135	3,563	11,566	10,002
Net operating income (2)	$7,201	$6,776	$22,030	$19,922

(2) See Note (1) following Footnote # 9, Segment Reporting

Occupied rental homes information as of September 30, 2008 and 2007:

	2008	2007
Number of occupied rentals, end of period	5,449	5,134
Cost of occupied rental homes (in thousands)	$166,735	$153,083
Weighted average monthly rental rate	$733	$716

Net operating income from the rental program increased $0.4 million from $6.8 million in the three months ended September 30, 2007 to $7.2 million in the three months ended September 30, 2008 as a result of a $1.0 million increase in revenue offset by a $0.6 million increase in expenses. Revenues increased due to an increase in the number of leased rental homes and an increase in average rental rates. Expenses were also impacted by the increase in the number of leased rental homes.

Net operating income from the rental program increased $2.1 million from $19.9 million in the nine months ended September 30, 2007 to $22.0 million in the nine months ended September 30, 2008 as a result of a $3.7 million increase in revenue offset by a $1.6 million increase in expenses. Revenues increased due to an increase in the number of leased rental homes and an increase in average rental rates. Expenses were also impacted by the increase in the number of leased rental homes.

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

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through its lines of credit. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, pay dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and make distributions to the Operating Partnership’s unitholders.

From time to time, the Company evaluates acquisition opportunities that meet the Company’s criteria for acquisition. Should such investment opportunities arise in 2008, the Company will finance the acquisitions though the temporary use of its lines of credit until permanent secured financing can be arranged, through the assumption of existing debt on the properties or the issuance of certain equity securities.

The Company has also invested approximately $28.2 million during the nine months ended September 30, 2008, primarily related to the acquisition of homes intended for its rental program. Expenditures for the remainder of 2008 will be dependent upon the condition of the markets for repossessions and new home sales as well as rental homes.

Cash and cash equivalents increased by $1.4 million from $5.4 million at December 31, 2007, to $6.8 million at September 30, 2008. Net cash provided by operating activities increased by $4.6 million to $37.5 million for the nine months ended September 30, 2008, from $ 32.9 million for the nine months ended September 30, 2007.

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

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at September 30, 2008 and December 31, 2007, was $64.3 million and $85.4 million, respectively. In addition, $3.4 million of availability was used to back standby letters of credit at September 30, 2008 and December 31, 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 1.65 basis points, or Prime plus 40 basis points. The Company has the option to borrow at either rate, and will select the rate that results in a lower borrowing cost. The borrowings under the line of credit mature October 1, 2011, with the election of a one year extension that is available at the Company’s discretion. At September 30, 2008, $47.3 million was available to be drawn under the facility based on the calculation of the borrowing base. The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with at September 30, 2008.

SUN COMMUNITIES, INC

LIQUIDITY AND CAPITAL RESOURCES, continued:

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of the fundamentals of the Company, and manufactured housing industry, have been improving over recent years, the Company’s share price has suffered. For the Company, the most relevant consequence of this financial turmoil is the uncertainty of the availability of credit. The Company believes this risk is significantly mitigated because the Company has no significant debt maturities until July 2011. Specifically, the Company’s debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at the discretion of the Company) for the remainder of 2008 through 2011 are as follows:

2008	None
2009	$16.0 million and any balance outstanding on the floor plan facility
2010	$4.2 million
2011	$108.4 million and any balance outstanding on the unsecured line of credit

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. The Company currently has 31 unencumbered Properties with an estimated market value of $205.1 million, some of which support the borrowing base for the Company’s $115.0 million unsecured line of credit. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. If it were to become necessary for the Company to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive. See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition will be adversely impacted.

At September 30, 2008, the Company’s debt to total market capitalization approximated 74.7 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 6.0 years and a weighted average interest rate of 5.17 percent.

Capital expenditures for the nine months ended September 30, 2008 and 2007 included recurring capital expenditures of $5.8 million and $5.5 million, respectively.

Net cash used in investing activities was $21.3 million for the nine months ended September 30, 2008, compared to $7.1 million cash provided by investing activities for the nine months ended September 30, 2007. The difference is due to a $12.2 million decrease in cash received from the payoff of notes receivable, increased investment in property of $8.0 million and an investment in a new affiliate of $0.5 million, offset by an increase in proceeds from the sale of vacant land of $6.5 million.

Net cash used in financing activities was $14.7 million for the nine months ended September 30, 2008, compared to $25.2 million for the nine months ended September 30, 2007. The difference is due to a $15.0 million increase in proceeds received from issuances of debt, a decrease in funds used for the redemption of common stock and Operating Partnership Units of $ 0.8 million, a $4.5 million decrease in payments to retire preferred operating partnership units, and a decrease in payments for deferred financing costs of $0.5 million, offset by an increase in repayments on notes payable and other debt of $2.6 million, a $3.4 million increase in net repayments on lines of credit, and increased distributions of $4.2 million.

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

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the three and nine months ended September 30, 2008 and 2007 (in thousands):

SUN COMMUNITIES, INC

SUPPLEMENTAL MEASURE, continued:

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

(amounts in thousands, except per share/OP unit amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(5,493)	$(4,368)	$(15,956)	$(6,485)
Adjustments:
Depreciation and amortization	16,667	15,475	49,930	46,850
Valuation adjustment(1)	—	1	—	(250)
Provision (benefit) for state income taxes(2)	(7)	500	(405)	500
(Gain) loss on disposition of assets, net	(536)	724	(2,502)	1,193
Gain on sale of undeveloped land	(33)	—	(3,336)	—
Minority interest distribution (loss allocation)	726	(560)	(602)	(832)
Funds from operations (FFO)	$11,324	$11,772	$27,129	$40,976

Weighted average common shares/OP Units outstanding:
Basic	20,504	20,264	20,448	20,211
Diluted	20,571	20,374	20,499	20,328

FFO per weighted average Common Share/OP Unit - Basic	$0.55	$0.58	$1.33	$2.03
FFO per weighted average Common Share/OP Unit - Diluted	$0.55	$0.58	$1.32	$2.02

The table below adjusts FFO to exclude equity loss from affiliate (Origen), in thousands.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss as reported	$(5,493)	$(4,368)	$(15,956)	$(6,485)
Equity loss from affiliate adjustment	1,500	—	14,050	—
Minority interest loss allocation	—	—	(1,414)	—
Adjusted net loss	(3,993)	(4,368)	(3,320)	(6,485)
Adjustments:
Depreciation and amortization	16,667	15,475	49,930	46,850
Valuation adjustment (1)	—	1	—	(250)
Provision (benefit) for state income tax (2)	(7)	500	(405)	500
(Gain) loss on disposition of assets, net	(536)	724	(2,502)	1,193
Gain on sale of undeveloped land	(33)	—	(3,336)	—
Minority interest distribution (loss allocation)	726	(560)	812	(832)
Adjusted Funds from operations (FFO)	$12,824	$11,772	$41,179	$40,976
Adjusted FFO per weighted avg. Common Share/OP Unit - Diluted	$0.62	$0.58	$2.01	$2.02

SUN COMMUNITIES, INC

(1) The Company had an interest rate swap, which matured in July 2007, which was not eligible for hedge accounting. Accordingly, the valuation adjustment (the theoretical non-cash profit or loss if the swap contract were to be terminated at the balance sheet date) was recorded in interest expense. If held to maturity the net cumulative valuation adjustment would approximate zero. The Company had no intention of terminating the swap prior to maturity and therefore excluded the valuation adjustment from FFO so as not to distort this comparative measure.

(2) The tax provision for the three and nine months ended September 30, 2007 represents potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales. The tax benefit for the three and nine months ended September 30, 2008 represents the reversal of this tax provision.

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

The Company has two interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25 million of variable rate borrowings at 4.84 percent through July 2009 and another of the swap agreements fixes $25 million of variable rate borrowings at 5.28 percent through July 2012. The interest rate cap agreement has a cap rate of 9.99 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts are based upon 90-day LIBOR.

The Company’s variable rate debt totals $222.8 million and $197.6 million as of September 30, 2008 and 2007, respectively, which bears interest at various Prime and LIBOR/DMBS rates. If Prime or LIBOR/DMBS increased or decreased by 1.00 percent during the nine months ended September 30, 2008 and 2007, the Company believes its interest expense would have increased or decreased by approximately $1.6 million and $1.2 million based on the $216.5 million and $163.7 million average balance outstanding under the Company’s variable rate debt facilities for the nine months ended September 30, 2008 and 2007, respectively.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 of the Consolidated Financial Statements contained herein.

ITEM 1A.	RISK FACTORS

You should review our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations. There are no material changes to the disclosure on these matters set forth in such Form 10-K.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. The Company has 400,000 common shares remaining in the repurchase program. No common shares have been repurchased during 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 18, 2008, the Company held its Annual Meeting of Shareholders. At the meeting, two directors were elected to serve until the 2011 Annual Meeting of Shareholders or until their respective successors are elected and are qualified. The results of the election appear below:

Nominees	For	% of Shares Voting	Against	Withheld	% of Shares Voting
Gary A. Shiffman	14,986,484	87.3%	—	2,181,912	12.7%
Ronald L. Piasecki	14,992,336	87.3%	—	2,176,060	12.7%

In addition, at the meeting, the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2008 and thereafter was ratified. The results of the election appear below:

For	% of Shares Voting	Against	% of Shares Voting	Withheld	% of Shares Voting
17,123,811	99.7%	29,444	0.2%	15,141	0.1%

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUN COMMUNITIES, INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: November 7, 2008	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)