Form 10-K
period 2008-12-31
SUN COMMUNITIES INC
filed 2009-03-13
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 1-12616

SUN COMMUNITIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	38-2730780
(State of Incorporation)	(I.R.S. Employer Identification No.)
27777 Franklin Rd.
Suite 200
Southfield, Michigan	48034
(Address of Principal Executive Offices)	(Zip Code)

(248) 208-2500

(Registrant’s telephone number, including area code)

Common Stock, Par Value $0.01 per Share	New York Stock Exchange
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ]	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes[ ]	No [ X ]

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

As of June 30, 2008, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $299,178,000 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2008). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 2, 2009: 18,509,130

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement to be filed for its 2009 Annual Meeting of Shareholders or filed as an amendment to the Form 10-K are incorporated by reference into Part III of this Report.

PART I

ITEM 1.	BUSINESS

GENERAL

Sun Communities, Inc., a Maryland corporation, together with the Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”) and other consolidated subsidiaries (the “Subsidiaries”) are referred to herein as the “Company”, “us”, “we”, and “our”. We are a self-administered and self-managed real estate investment trust (“REIT”).

We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of December 31, 2008, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2008, the Properties contained an aggregate of 47,613 developed sites comprised of 42,299 developed manufactured home sites, 3,107 permanent recreational vehicle sites, 2,207 seasonal recreational vehicle sites, and an additional 6,081 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes (“MHs”) and recreational vehicles (“RVs”) to our customers. The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, Sun Home Services, Inc., a Michigan corporation (“SHS”), in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance the Company’s occupancy levels, property performance, and cash flows.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 644 people as of December 31, 2008.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

Change in Management

As announced on February 6, 2008, the Company appointed Karen J. Dearing, who has served as the Company’s Corporate Controller since 2002, as the Company’s Chief Financial Officer, and John B. McLaren, previously Senior Vice President of Home Sales and Leasing, as Chief Operating Officer. Ms. Dearing and Mr. McLaren succeed Jeffrey P. Jorissen, former Chief Financial Officer, and Brian W. Fannon, former Chief Operating Officer. Mr. Jorissen remains with the Company as Director of Corporate Development. Mr. Fannon’s retirement from the Company was effective as of July 31, 2008.

Investment in Affiliate

In October 2003, the Company purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). The Company owns approximately 19% of Origen as of December 31, 2008, and its investment is accounted for using the equity method of accounting.

Origen was a publicly traded real estate investment trust that originated and serviced manufactured home loans. In March 2008, Origen announced that conditions in the credit markets had adversely impacted Origen’s business and financial condition. In response, Origen suspended loan originations and took steps to right-size its work force. Following this announcement, Origen executed its asset disposition and management plan and sold $176 million of unsecuritized loans, and its servicing and origination platforms. In December 2008, Origen voluntarily delisted its common stock from the NASDAQ Global Market and deregistered its common stock under the Securities and Exchange Act of 1934. Currently, Origen is actively managing its residual interests in securitized loans, whole loans, and bond holdings which provide continuing cash flows for the organization.

RECENT DEVELOPMENTS, CONTINUED

The Company recorded a total loss from affiliate of $16.5 million for the year ended December 31, 2008. This includes the Company’s estimate of its portion of the anticipated loss from Origen of $6.9 million, and an other than temporary impairment loss of $9.6 million.

Debt

The Company completed a $27.0 million financing with Bank of America (formally LaSalle Bank Midwest) in June 2008. The loan has a three year term, with a two year extension at the Company’s option. The loan is secured by four properties. The terms of the loan require interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, or Prime plus 25 basis points (3.5% at December 31, 2008). Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month. The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down the Company’s lines of credit.

The Company completed various transactions involving its installment notes secured by manufactured homes during 2008. The Company received $27.5 million of cash proceeds in exchange for relinquishing its right, title and interest in the installment notes. The Company is subject to certain recourse provisions requiring the Company to purchase the underlying homes collateralizing such notes in the event of a note default and subsequent repossession of the home. The Company accounted for this transaction as a transfer of financial assets. The transferred assets have been classified as collateralized receivables and the cash received from this transaction has been classified as a secured borrowing in the consolidated balance sheet. Additional information is included in Note 3 of the Company’s Notes to Consolidated Financial Statements included herein.

Investment in Property

Rental property is recorded at cost, less accumulated depreciation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. The estimated fair value of long lived assets was calculated based on discounted future cash flows associated with the asset and any potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. Management determined certain impairment reviews were required as of December 31, 2008, as decisions were made to limit development of certain assets. Due to local economic conditions, estimated costs to develop and low estimated return on investment the Company determined to limit development in three development communities. The properties are located in Michigan, Nevada and North Carolina. Each had considerable up front development costs. A fourth property, located in Indiana, was found to be impaired based on its negative cash flows and management's estimate of continued negative cash flows. The Company also made a decision to stop providing cable television service at various communities as the business line could not provide the return on investment to justify the capital investment required to keep up with the technological advances in the offered product. As a result of the impairment analysis, the Company recognized non-cash impairment charges of $13.1million.

STRUCTURE OF THE COMPANY

In 1993, Sun Communities, Inc. contributed its net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital. We substantially conduct our operations through the Operating Partnership. The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT, and owns, either directly or indirectly through Subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers’ tax consequences. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). The Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing and other services to current and prospective tenants of the Properties.

We do not own all the interests in the Operating Partnership. Interests in the Operating Partnership held by limited partners other than Sun Communities, Inc. are referred to as “OP Units”. The holders of Common OP Units receive distributions in an amount equal to the dividends paid to holders of our common stock. As of December 31, 2008, the Operating Partnership had a total of approximately 20.7 million units outstanding. We held approximately 18.5 million shares, or 89.4% of the interests (not including preferred limited partnership interests) in the Operating Partnership.

THE MANUFACTURED HOUSING COMMUNITY

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

Modern manufactured housing communities, such as the Properties, contain improvements similar to other garden-style residential developments, including centralized entrances, paved streets, curbs and gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, and laundry facilities.

The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities. Each owner within our Properties is responsible for the maintenance of the home and leased site. As a result, capital expenditure needs tend to be less significant relative to multi-family rental apartment complexes.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions. Of the 644 Company employees, approximately 535 are located on-site as property managers, support staff, or maintenance personnel.

Throughout most of 2008, our community managers were overseen by John B. McLaren, Chief Operating Officer, who has 13 years of manufactured housing and related financing experience, 3 Senior Vice Presidents of Operations and 12 Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

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

HOME SALES AND LEASING

SHS is engaged in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2008, SHS had 5,517 occupied leased homes in its portfolio. Homes for this rental program are purchased at discounted rates from finance companies that hold repossessed homes within the Company’s communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the rental program are, in general, one year leases. This program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. The Company has added repair and service supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in the Company’s communities. Applications to rent homes in our Properties number over 14,000 per year, providing a significant “resident boarding” system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the rental program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

REGULATIONS AND INSURANCE

General

Manufactured housing community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary operating permits and approvals.

Insurance

Our management believes that the Properties are covered by adequate fire, flood, property and business interruption insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our Properties. We have obtained title insurance insuring fee title to the Properties in an aggregate amount which we believe to be adequate. Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred. Insurance proceeds received in excess of the net book value of damaged or impaired capital assets are recorded in income in the period received.

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases (mainly in Florida), leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average 3.1 percent of the homes in our communities have been removed by their owners and 7.3 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The above experience can be summarized as follows: the average resident remains in our communities for approximately fourteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty two years.

At Properties zoned for RV use, our customers have short-term (“seasonal”) usage rights or long-term (“permanent”) usage rights. The seasonal RV customers typically prepay for their stay or leave deposits to reserve a site for the following year. Many of these RV customers do not live full time on the Property.

FORWARD-LOOKING STATEMENTS

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

ITEM 1A.	RISK FACTORS

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

REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Michigan, Florida, Indiana, and Texas may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the period ended December 31, 2008 from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2008, 47 of our 136 Properties, or approximately 30% of developed sites, are located in Michigan; 19 Properties, or approximately 21% of developed sites, are located in Florida; 18 Properties, or approximately 14% of developed sites, are located in Indiana; and 17 Properties, or approximately 11% of developed site are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates and property values of properties in these markets.

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

REAL ESTATE RISKS, CONTINUED

Our income would also be adversely affected if tenants were unable to pay rent or if sites were unable to be rented on favorable terms. If we were unable to promptly relet or renew the leases for a significant number of the sites, or if the rental rates upon such renewal or reletting were significantly lower than expected rates, then our business and results of operations could be adversely affected. In addition, certain expenditures associated with each Property (such as real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the Property. Furthermore, real estate investments are relatively illiquid and, therefore, will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

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

SHS is engaged in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The market for the sale and lease of manufactured homes may be adversely affected by the following factors:

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

REAL ESTATE RISKS, CONTINUED

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

REAL ESTATE RISKS, CONTINUED

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

We have a significant amount of debt. As of December 31, 2008, we had approximately $1.2 billion of total debt outstanding, consisting of approximately $1.1 billion in debt that is collateralized by mortgage liens on 105 of the Properties (the “Mortgage Debt”) and secured by collateralized receivables, $4.6 million is collateralized by liens on manufactured homes, and $135.2 million in unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:

•

our cash flow may be insufficient to meet required payments of principal and interest, or require us to dedicate a substantial portion of our cash flow to pay our debt and the interest associated with our debt rather than to other areas of our business;

•	our existing indebtedness may limit our operating flexibility due to financial and other restrictive covenants, including restrictions on incurring additional debt;

•	it may be more difficult for us to obtain additional financing in the future for our operations, working capital requirements, capital expenditures, debt service or other general requirements;

•	we may be more vulnerable in the event of adverse economic and industry conditions or a downturn in our business;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt; and

•	we may not be able to refinance at all or on favorable terms, as our debt matures.

If any of the above risks occurred, our financial condition and results of operations could be materially adversely affected.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

Despite our current indebtedness levels, we may still be able to incur substantially more debt in the future. If new debt is added to our current debt levels, an even greater portion of our cash flow will be needed to satisfy our debt service obligations. As a result, the related risks that we now face could intensify and increase the risk of a default on our indebtedness.

Our equity investment in Origen Financial, Inc. may subject us to certain risks.

In October 2003, the Company purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). The Company owns approximately 19% of Origen as of December 31, 2008, and its investment is accounted for using the equity method of accounting.

Origen was a publicly traded real estate investment trust that originated and serviced manufactured home loans. In March 2008, Origen announced that conditions in the credit markets had adversely impacted Origen’s business and financial condition. In response, Origen suspended loan originations and took steps to right-size its work force. Following this announcement, Origen executed an asset disposition and management plan and sold $176 million of unsecuritized loans, and its servicing and origination platforms. In December 2008, Origen voluntarily delisted its common stock from the NASDAQ Global Market and deregistered its common stock under the Securities and Exchange Act of 1934. Currently, Origen is actively managing its residual interests in securitized loans, whole loans, and bond holdings which provide continuing cash flows for the organization.

If Origen’s business and financial condition do not perform as expected, our investment in Origen may result in additional other than temporary impairment charges and financial condition and results of operations could be materially adversely affected.

FINANCING AND INVESTMENT RISKS, CONTINUED

The Company recorded losses from our investment in Origen of $16.5 million, $8.0 million, and $16.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These losses are comprised of: 1) other than temporary charges to the carrying value of the Origen investment; and 2) our equity allocation of the anticipated losses from Origen. The components of the loss associated with our investment in Origen are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Equity income (loss) from Origen affiliate	$(6,851)	$(6,099)	$1,417
Other than temporary impairment charges	(9,619)	(1,870)	(18,000)
Total loss from Origen affiliate	$(16,470)	$(7,969)	$(16,583)

Additional information is included under “Recent Developments-Investment in Affiliate” and in Note 1 of the Company’s Notes to Consolidated Financial Statements included herein.

The financial condition and solvency of our borrowers may adversely affect our installment and other loans.

As of December 31, 2008, we had outstanding approximately $47.4 million, net of reserves, in installment notes receivable from owners of manufactured homes. These installment notes receivable are collateralized by the manufactured homes. We may invest in additional mortgages and installment notes receivable in the future. By virtue of our investment in the mortgages and the notes receivable, we are subject to the following risks of such investment:

•	the borrowers may not be able to make debt service payments or pay principal when due;

•	the value of property securing the mortgages and installment notes receivable may be less than the amounts owed; and

•	interest rates payable on the mortgages and installment notes receivable may be lower than our cost of funds.

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

TAX RISKS, CONTINUED

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

Our ability to accumulate cash may be restricted due to certain REIT distribution requirements.

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

Ownership of Origen. In the 2003 recapitalization of Origen Financial, Inc., (“Origen”), the Company purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (the Company’s Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for approximately $10.3 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.

Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company. The following are the current transactions and agreements involving Origen which may present a conflict of interest for Mr. Shiffman and/or Mr. Weiss:

•

The Company previously had a loan servicing agreement with Origen Servicing, Inc., a wholly-owned subsidiary of Origen, which serviced our portfolio of manufactured home loans. Origen agreed to fund loans that met the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. The Company paid Origen a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.2 million during 2008 and 2007. The Company purchased loans, at par, from Origen which totaled approximately $12.4 million and $13.3 million during 2008 and 2007, respectively. The Company also purchased $0.6 million and $1.2 million of repossessed manufactured homes located within its communities that were owned by Origen during 2008 and 2007, respectively.

•

With the sale of Origen’s servicing platform assets to Green Tree Servicing LLC, we engaged a different entity to continue the servicing of the manufactured home loans. In order to transfer the manufactured home loan servicing contract to a different service provider, we paid Origen a fee of $0.3 million.

BUSINESS RISKS, CONTINUED

In addition to the transactions with Origen and the LLC described above, Mr. Shiffman and his affiliates and/ or Mr. Weiss have entered into the following transactions with the Company:

•

Legal Counsel During 2008, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as the Company’s general counsel and represented the Company in various matters. Arthur A. Weiss, a director of the Company, is the Chairman of the Board of Directors and a shareholder of such firm. The Company incurred legal fees and expenses of approximately $1.0 million in 2008 and 2007 and approximately $1.3 million in 2006, in connection with services rendered by JRH&W.

•

Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. On July 30, 2007, the Company exercised its option to extend its lease for its executive offices. The extension was for a period of five years commencing on May 1, 2008. On August 8, 2008, the Company modified its lease agreement to extend the term of the lease until August 31, 2015, with an option to renew for an additional five years. The base rent for the extended term through August 31, 2015, will continue to be the same as the rent payable as of the current term. The current annual base rent under the current lease is $21.25 per square foot (gross). Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as an officer and/or director of the Company and their ownership interest in American Center LLC.

•

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

We rely on key management.

We are dependent on the efforts of our executive officers, particularly Gary A. Shiffman, John B. McLaren, Karen J. Dearing and Jonathan M. Colman (together, the “Senior Officers”). The loss of services of one or more of our executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on the Senior Officers.

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

BUSINESS RISKS, CONTINUED

Rights Plan. We adopted a stockholders’ rights plan in 2008 that provides our stockholders (other than a stockholder attempting to acquire a 15% or greater interest in the Company) with the right to purchase stock in the Company at a discount in the event any person attempts to acquire a 15% or greater interest in the Company. Because this plan could make it more expensive for a person to acquire a controlling interest in the Company, it could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2008, up to approximately 2.7 million shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their common limited partnership interests (“Common OP Units”) and preferred limited partnership interests (“Preferred OP Units”). These Preferred OP Units are convertible into common shares at a price of $68 per share. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. Also, in 2009, Water Oak, Ltd., a former owner of one of the Properties, will be issued Common OP Units with a value of approximately $1,250,000. In addition, as of December 31, 2008, options to purchase 205,906 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan, our 2004 Non-Employee Director Option Plan, and our Long-Term Incentive Plan (the “Plans”). No prediction can be made regarding the effect that future sales of shares of our common stock will have on the market price of shares.

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

The current volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.

The capital and credit markets have been experiencing, and continue to experience, extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In many cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. In response to these developments, the U.S. government has taken, and may take further, steps designed to stabilize markets generally and strengthen financial institutions in particular. The impact, if any, that these financial market events or these governmental actions might have on us and our business is uncertain and cannot be estimated at this time. The other risk factors presented in this Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. The current upheaval in financial markets has accentuated each of these risks and magnified their potential effect on us. At the same time, there appears to be a general weakening of the U.S. economy and the economies of many other countries. If these economic developments continue to worsen, there could be an adverse impact on our access to capital, stock price and our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2008, the Properties consisted of 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites located in 18 states concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2008, the Properties contained 47,613 developed sites comprised of 42,299 developed manufactured home sites, 3,107 permanent recreational vehicle sites, 2,207 seasonal recreational vehicle sites, and an additional 6,081 manufactured home sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 136 Properties, 69 have more than 300 developed manufactured home sites; with the largest having 995 developed manufactured home sites.

As of December 31, 2008, the Properties had an occupancy rate of 81.9 percent excluding recreational vehicle sites. Since January 1, 2008, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.7 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 5.8 percent. The average renewal rate for residents in the Company’s rental program was 53.6 percent for the year ended December 31, 2008.

We believe that our Properties’ high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern, southern, and southeastern United States. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following tables set forth certain information relating to the properties owned as of December 31, 2008. The occupancy percentage relates only to manufactured home sites (“MH Sites”). Due to the seasonal nature of recreational vehicle sites (“RV Sites”), the occupancy percentage excludes impact of RV Sites.

			Developed MH Sites as of	RV Sites as of	Occupancy as of	Occupancy as of	Occupancy as of
Property	City	State	12/31/08	12/31/08	12/31/08(1)	12/31/07(1)	12/31/06(1)
MIDWEST
Michigan
Academy/West Pointe (1)	Canton	MI	441	—	88%	91%	94%
Allendale Meadows Mobile Village	Allendale	MI	352	—	73%	78%	81%
Alpine Meadows Mobile Village	Grand Rapids	MI	403	—	84%	85%	87%
Bedford Hills Mobile Village	Battle Creek	MI	339	—	74%	78%	79%
Brentwood Mobile Village	Kentwood	MI	195	—	92%	92%	95%
Byron Center Mobile Village	Byron Center	MI	143	—	93%	88%	91%
Candlewick Court	Owosso	MI	211	—	84%	85%	87%
College Park Estates	Canton	MI	230	—	73%	74%	74%
Continental Estates	Davison	MI	385	—	37%	43%	49%
Continental North	Davison	MI	474	—	54%	54%	58%
Country Acres Mobile Village	Cadillac	MI	182	—	86%	90%	88%
Country Meadows Mobile Village	Flat Rock	MI	577	—	91%	89%	91%
Countryside Village	Perry	MI	359	—	71%	80%	81%
Creekwood Meadows	Burton	MI	336	—	61%	64%	63%
Cutler Estates Mobile Village	Grand Rapids	MI	259	—	84%	84%	83%
Davison East	Davison	MI	190	—	45%	52%	63%
Falcon Pointe(6)	East Lansing	MI	142	—	18% (6)	18% (6)	19% (6)
Fisherman’s Cove	Flint	MI	162	—	80%	83%	80%
Grand Mobile Estates	Grand Rapids	MI	230	—	75%	77%	79%
Hamlin(3)	Webberville	MI	209	—	74% (3)	75% (3)	75% (3)
Holly Village/Hawaiian Gardens (1)	Holly	MI	425	—	97%	97%	97%
Hunters Glen(6)	Wayland	MI	280	—	48% (6)	46% (6)	43% (6)
Kensington Meadows	Lansing	MI	290	—	81%	80%	81%
Kings Court Mobile Village	Traverse City	MI	639	—	98%	97%	97%
Knollwood Estates	Allendale	MI	161	—	87%	88%	91%
Lafayette Place	Metro Detroit	MI	254	—	64%	68%	77%
Lakeview	Ypsilanti	MI	392	—	89%	91%	91%
Lincoln Estates	Holland	MI	191	—	94%	94%	96%
Meadow Lake Estates	White Lake	MI	425	—	81%	87%	88%
Meadowbrook Estates	Monroe	MI	453	—	94%	94%	93%
Presidential Estates Mobile Village	Hudsonville	MI	364	—	80%	83%	85%
Richmond Place	Metro Detroit	MI	117	—	77%	84%	95%

			Developed MH Sites as of	RV Sites as of	Occupancy as of	Occupancy as of	Occupancy as of
Property	City	State	12/31/08	12/31/08	12/31/08(2)	12/31/07(2)	12/31/06(2)

MIDWEST
Michigan, continued
River Haven Village	Grand Haven	MI	721	—	59%	63%	66%
Scio Farms Estates	Ann Arbor	MI	913	—	96%	93%	95%
Sheffield Estates	Auburn Hills	MI	228	—	99%	99%	97%
Sherman Oaks	Jackson	MI	366	—	73%	77%	78%
St. Clair Place	Metro Detroit	MI	100	—	76%	80%	88%
Sunset Ridge(6)	Portland Township	MI	190	—	93% (6)	87% (6)	82% (6)
Timberline Estates	Grand Rapids	MI	296	—	79%	80%	80%
Town & Country Mobile Village	Traverse City	MI	192	—	100%	99%	100%
Village Trails(3)	Howard City	MI	100	—	79% (3)	76% (3)	73% (3)
White Lake Mobile Home Village	White Lake	MI	315	—	97%	95%	96%
White Oak Estates	Mt. Morris	MI	480	—	71%	74%	78%
Windham Hills Estates(3)	Jackson	MI	402	—	66% (3)	69% (3)	69% (3)
Woodhaven Place	Metro Detroit	MI	220	—	95%	95%	94%
Michigan Total			14,333	—	79%	80%	82%

Indiana
Brookside Mobile Home Village	Goshen	IN	570	—	59%	66%	67%
Carrington Pointe(3)	Ft. Wayne	IN	320	—	76% (3)	72% (3)	71% (3)
Clear Water Mobile Village	South Bend	IN	227	—	72%	72%	75%
Cobus Green Mobile Home Park	Elkhart	IN	386	—	62%	66%	69%
Deerfield Run(3)	Anderson	IN	175	—	65% (3)	67% (3)	61% (3)
Four Seasons	Elkhart	IN	218	—	83%	92%	88%
Holiday Mobile Home Village	Elkhart	IN	326	—	79%	85%	88%
Liberty Farms	Valparaiso	IN	220	—	98%	100%	97%
Maplewood	Lawrence	IN	207	—	78%	81%	88%
Meadows	Nappanee	IN	330	—	50%	52%	59%
Pebble Creek(6) (7)	Greenwood	IN	258	—	88% (6)	85% (6)	81% (6)
Pine Hills	Middlebury	IN	129	—	78%	87%	84%
Roxbury Park	Goshen	IN	398	—	86%	87%	88%
Timberbrook	Bristol	IN	567	—	53%	58%	59%
Valley Brook	Indianapolis	IN	799	—	54%	59%	63%
West Glen Village	Indianapolis	IN	552	—	74%	78%	86%
Woodlake Estates	Ft. Wayne	IN	338	—	45%	48%	51%
Woods Edge Mobile Village(3)	West Lafayette	IN	598	—	54% (3)	53% (3)	58% (3)
Indiana Total			6,618	—	66%	69%	71%

			Developed MH Sites as of	RV Sites as of	Occupancy as of	Occupancy as of	Occupancy as of
Property	City	State	12/31/08	12/31/08	12/31/08(2)	12/31/07(2)	12/31/06(2)

MIDWEST
Ohio
Apple Creek Manufactured Home Community and Self Storage	Amelia	OH	176	—	86%	84%	87%
Byrne Hill Village	Toledo	OH	236	—	86%	90%	92%
Catalina	Middletown	OH	462	—	63%	65%	67%
East Fork(6) (7)	Batavia	OH	215	—	89% (6)	89% (6)	86% (6)
Oakwood Village	Miamisburg	OH	511	—	84%	83%	84%
Orchard Lake	Milford	OH	147	—	97%	99%	97%
Westbrook Senior Village	Toledo	OH	112	—	100%	99%	99%
Westbrook Village	Toledo	OH	344	—	97%	96%	96%
Willowbrook Place	Toledo	OH	266	—	94%	95%	95%
Woodside Terrace	Holland	OH	439	—	82%	84%	87%
Worthington Arms	Lewis Center	OH	224	—	95%	96%	94%
OhioTotal			3,132	—	85%	86%	86%

SOUTH
Texas
Boulder Ridge(6)	Pflugerville	TX	527	—	69% (6)	65% (6)	62% (6)
Branch Creek Estates	Austin	TX	392	—	100%	99%	97%
Casa del Valle(2) (5)	Alamo	TX	117	284	98%	99%	100%
Chisholm Point Estates	Pflugerville	TX	416	—	95%	89%	84%
Comal Farms(6) (7)	New Braunfels	TX	349	—	73% (6)	67% (6)	62% (6)
Kenwood RV and Mobile Home Plaza(2) (5)	LaFeria	TX	39	241	100%	100%	100%
Oak Crest(6)	Austin	TX	335	—	70% (6)	61% (6)	53% (6)
Pecan Branch(6)	Georgetown	TX	69	—	84% (6)	73% (6)	55% (6)
Pine Trace(6)	Houston	TX	420	—	71% (6)	68% (6)	67% (6)
River Ranch(6) (7)	Austin	TX	121	—	96% (6)	88% (6)	74% (6)
River Ridge(6)	Austin	TX	337	—	94% (6)	83% (6)	74% (6)
Saddle Brook(6)	Austin	TX	265	—	63% (6)	61% (6)	57% (6)
Snow to Sun(2) (5)	Weslaco	TX	181	305	100%	100%	100%
Stonebridge(6) (7)	San Antonio	TX	338	—	88% (6)	84% (6)	76% (6)
Summit Ridge(6) (7)	Converse	TX	250	—	95% (6)	87% (6)	81% (6)
Sunset Ridge(6) (7)	Kyle	TX	170	—	98% (6)	92% (6)	84% (6)
Woodlake Trails(6) (7)	San Antonio	TX	134	—	96% (6)	94% (6)	94% (6)
Texas Total			4,460	830	84%	79%	74%

			Developed MH Sites as of	RV Sites as of	Occupancy as of	Occupancy as of	Occupancy as of
Property	City	State	12/31/08	12/31/08	12/31/08(2)	12/31/07(2)	12/31/06(2)

SOUTHEAST
Florida
Arbor Terrace RV Park (4)	Bradenton	FL	—	395	n/a (4)	n/a (4)	n/a (4)
Ariana Village Mobile Home Park	Lakeland	FL	208	—	92%	91%	90%
Buttonwood Bay(2) (5)	Sebring	FL	407	533	100%	100%	100%
Gold Coaster(2) (5)	Homestead	FL	415	130	99%	99%	99%
Groves RV Resort(4)	Ft. Myers	FL	—	285	n/a (4)	n/a (4)	n/a (4)
Holly Forest Estates	Holly Hill	FL	402	—	100%	100%	100%
Indian Creek Park(2) (5)	Ft. Myers Beach	FL	353	1,106	100%	100%	100%
Island Lakes	Merritt Island	FL	301	—	100%	100%	100%
Kings Lake	Debary	FL	245	—	99%	100%	100%
Lake Juliana Landings	Auburndale	FL	274	—	98%	96%	95%
Lake San Marino RV Park(4)	Naples	FL	—	411	n/a (4)	n/a (4)	n/a (4)
Meadowbrook Village	Tampa	FL	257	—	100%	99%	100%
Orange Tree Village	Orange City	FL	246	—	100%	100%	100%
Royal Country	Miami	FL	864	—	100%	100%	99%
Saddle Oak Club	Ocala	FL	376	—	100%	100%	100%
Siesta Bay RV Park(4)	Ft. Myers Beach	FL	—	798	n/a (4)	n/a (4)	n/a (4)
Silver Star Mobile Village	Orlando	FL	406	—	99%	99%	99%
Tampa East(2) (5)	Tampa	FL	31	669	100%	100%	97%
Water Oak Country Club Estates	Lady Lake	FL	995	—	99%	100%	100%
Florida Total			5,780	4,327	99%	99%	99%

			Developed MH Sites as of	RV Sites as of	Occupancy as of	Occupancy as of	Occupancy as of
Property	City	State	12/31/08	12/31/08	12/31/08(2)	12/31/07(2)	12/31/06(2)

OTHER
Autumn Ridge	Ankeny	IA	413	—	99%	99%	98%
Bell Crossing(3)	Clarksville	TN	239	—	60% (3)	52% (3)	54% (3)
Candlelight Village	Chicago Heights	IL	309	—	92%	91%	93%
Cave Creek(6)	Evans	CO	289	—	69% (6)	68% (6)	68% (6)
Countryside Atlanta	Lawrenceville	GA	271	—	99%	97%	96%
Countryside Gwinnett	Buford	GA	331	—	96%	93%	89%
Countryside Lake Lanier	Buford	GA	548	—	83%	83%	82%
Creekside(6) (7)	Reidsville	NC	46	—	67% (6)	63% (6)	72% (6)
Desert View Village(6)	West Wendover	NV	93	—	48% (6)	50% (6)	48% (6)
Eagle Crest(6)	Firestone	CO	318	—	86% (6)	80% (6)	75% (6)
Edwardsville	Edwardsville	KS	634	—	68%	68%	71%
Forest Meadows	Philomath	OR	75	—	99%	99%	93%
Glen Laurel(6) (7)	Concord	NC	260	—	47% (6)	44% (6)	36% (6)
High Pointe	Frederica	DE	411	—	93%	97%	97%
Meadowbrook(6) (7)	Charlotte	NC	177	—	92% (6)	98% (6)	94% (6)
North Point Estates(6)	Pueblo	CO	108	—	51% (6)	43% (6)	44% (6)
Pheasant Ridge	Lancaster	PA	553	—	100%	100%	100%
Pin Oak Parc	O’Fallon	MO	502	—	88%	88%	88%
Pine Ridge	Petersburg	VA	245	—	97%	92%	94%
Sea Air(2) (5)	Rehoboth Beach	DE	370	157	98%	98%	100%
Southfork	Belton	MO	477	—	71%	70%	72%
Sun Villa Estates	Reno	NV	324	—	99%	100%	100%
Timber Ridge	Ft. Collins	CO	585	—	88%	86%	88%
Woodland Park Estates	Eugene	OR	398	—	99%	98%	95%
Other Total			7,976	157	85%	84%	84%

TOTAL / AVERAGE			42,299	5,314	82%	82%	83%

(1)	Properties have two licenses but operate as one community.

(2)

Occupancy percentage relates to manufactured housing sites only. Percentage calculated by dividing revenue producing MH sites by developed MH sites. A revenue producing MH site is defined as a manufactured home site that is occupied by a paying resident. A developed MH site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a manufactured home site.

(3)	Occupancy in these properties reflects the fact that these communities are in a lease-up phase following an expansion.

(4)	Property contains recreational vehicle sites only.

(5)	Property contains both manufactured home and recreational vehicle sites.

(6)	Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.

(7)	This Property is owned by an affiliate of Sunchamp LLC, an entity in which the Company owns approximately a 78.5 percent equity interest as of December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 8, 1993, under the symbol “SUI”. On March 2, 2009, the closing sales price of the common stock was $8.03 and the common stock was held by 284 holders of record. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by the Company with respect to each period.

Year Ended December 31, 2008	High	Low	Distributions
1st Quarter	$22.29	$17.64	$0.63
2nd Quarter	21.47	17.93	0.63
3rd Quarter	21.25	16.47	0.63
4th Quarter	20.78	8.42	0.63

Year Ended December 31, 2007	High	Low	Distributions
1st Quarter	$32.91	$29.52	$0.63
2nd Quarter	31.76	29.00	0.63
3rd Quarter	31.55	25.65	0.63
4th Quarter	32.01	20.64	0.63

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	168,201	$30.39	171,018
Equity compensation plans not approved by shareholders (1)	37,705	32.75	—
Total	205,906	$30.82	171,018

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

Issuer Purchases of Equity Securities

In November 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. The Company has 400,000 common shares remaining in the repurchase program. No common shares have been repurchased during 2008.

Recent Sales of Unregistered Securities

In March 2008, the Operating Partnership issued 60,967 Common OP Units to Water Oak, Ltd.

In 2008, the Company issued 114,380 shares of its common stock upon conversion of 114,380 OP units.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Common Stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange and an industry index comprised of eighteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2008. This line graph assumes a $100 investment on December 31, 2003, a reinvestment of dividends and actual increase of the market value of the Company’s Common Stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

	2003	2004	2005	2006	2007	2008
Sun Communities, Inc.	100.00	110.92	92.83	103.28	72.95	56.33
Hemscott Industry Group – REIT Residential	100.00	132.69	146.13	201.88	149.47	113.59
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933 or the Securities Exchange Act of 1934 that is made on, before or after the date of filing of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004(a)
	(In thousands, except for share related and other data)
OPERATING DATA:
Revenues	$255,047	$235,956	$227,778	$211,964	$204,543
Loss from continuing operations	(34,448)	(16,643)	(25,257)	(6,276)	(40,605)
Net loss	(34,448)	(16,643)	(24,968)	(5,452)	(40,468)
Loss from continuing operations per share:
Basic	$(1.90)	$(0.93)	$(1.44)	$(0.35)	$(2.22)
Diluted	(1.90)	(0.93)	(1.44)	(0.35)	(2.22)

Distributions per common share	$2.52	$2.52	$2.52	$2.50	$2.44

BALANCE SHEET DATA:
Investment property, before accumulated depreciation	$1,539,623	$1,538,426	$1,512,762	$1,458,122	$1,380,553
Total assets	1,206,999	1,245,823	1,289,739	1,320,536	1,403,167
Total debt and lines of credit	1,229,571	1,187,675	1,166,850	1,123,468	1,078,442
Stockholders’ equity (deficit)	(59,882)	21,047	79,197	143,257	211,746

OTHER FINANCIAL DATA:
Net operating income (NOI) (b) from:
Real property operations	$129,821	$126,168	$123,550	$118,721	$111,848
Home sales and home rentals	12,051	9,734	8,466	6,304	4,720
Funds from operations (FFO) (c)	26,501	45,439	34,560	51,313	(3,295)
FFO (c) per weighted average Common Share/OP Unit:
Basic	$1.30	$2.25	$1.74	$2.54	$(0.16)
Diluted	1.29	2.24	1.72	2.54	(0.16)

OTHER DATA (at end of period):
Total properties	136	136	136	135	136
Total sites	47,613	47,607	47,606	47,385	46,856

(a)	Operating data for the year ended December 31, 2004 has been restated to reflect the reclassifications required under SFAS No. 144 for the properties sold in 2005.
(b)	Refer to Item 7, Supplemental Measures, contained in the Form 10-K for information regarding the presentation of the net operating income (NOI) financial measure.
(c)	Refer to Item 7, Supplemental Measures, contained in the Form 10-K for information regarding the presentation of the funds from operations (FFO) financial measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

The Company is a fully integrated, self-administered and self-managed REIT which owns, operates, and develops manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2008, the Company owned and operated a portfolio of 136 developed properties located in 18 states, including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites.

Since the year 2000, the operations of manufactured homebuilders, dealers, and the companies that finance the purchase of the homes have experienced severe losses and substantial volatility. New home shipments have declined from approximately 373,000 in 1998 to approximately 82,000 in 2008. The decline was largely due to the turmoil in the financing side of the industry as lenders experienced substantial losses arising from defaults on poorly underwritten loans in the mid to late 1990s and beyond. As a result of the losses, the lenders experienced liquidity constraints and significantly tightened underwriting standards, thus reducing the demand for new homes.

The Company experienced a decline of occupancy from 95% in 2000 to 81.9% at December 31, 2008. This pattern of loss has significantly slowed in recent years as occupancy was 82.5% at the end of 2006. In addition to the conditions described above, this occupancy decline is also attributable to the attraction of our traditional customer base to single-family homes due to the substantial easing of underwriting qualifications for applicants which abruptly ended in 2007 - 2008.

A national survey of 71 major markets and over 368,000 sites noted an average occupancy of 82.7%, only slightly above that of the Company. From that it would appear that the Company's geographic distribution results in an occupancy little different from that determined by a national survey.

The Company's primary product is to supply affordable housing to the marketplace. Homes are available for rent or purchase. Monthly cost per square foot ranges from $0.50 to $0.80. This represents, at the low end, a 1,000 square foot home sited on a 4,000 to 5,000 foot site and includes the home and the site rent. The Company's communities currently have over 30,000 resident/owners of their homes and over 5,500 resident/renters. There are nearly 1,000 homes in inventory available to rent. The Company also has over 7,000 vacant sites available for occupancy. The difficult economy will cause some loss of occupancy due to unemployment, but it will also return our traditional customer as well as others who must seek economical housing options of which the Company have a substantial supply.

The Company also sells homes. These homes can be purchased by customers from our inventory of new and preowned product or through custom orders submitted to manufacturers. The Company offers excellent value on these sales as there are approximately 3,000 homes available for sale which were (and still are being) purchased from lenders at deeply discounted prices. Home sales grew from 712 in 2007 to 965 in 2008 and are expected to grow again in 2009. The Company's sales expect to benefit from the 10% tax credit available to qualifying homebuyers as well as from marketing initiatives which are regularly being developed.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimate and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Impairment of Long-Lived Assets and Investment in Affiliates

Rental property is recorded at cost, less accumulated depreciation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. The estimated fair value of long lived assets was calculated based on discounted future cash flows associated with the asset and any potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. Management determined certain impairment reviews were required as of December 31, 2008, as decisions were made to limit development of certain assets. Due to local economic conditions, estimated costs to develop and low estimated return on investment the Company determined to limit development in three development communities. The properties are located in Michigan, Nevada and North Carolina. Each had considerable up front development costs. A fourth property, located in Indiana, was found to be impaired based on its negative cash flows and management's estimate of continued negative cash flows. The Company also made a decision to stop providing cable television service at various communities as the business line could not provide the return on investment to justify the capital investment required to keep up with the technological advances in the offered product. As a result of the impairment analysis, the Company recognized non-cash impairment charges of $13.1million.

The Company owns an approximate 19.0 percent investment in an affiliate that is reported under the equity method of accounting. Management performs an analysis to determine if the investment has experienced an other than temporary decline in value. Numerous factors are evaluated in accordance with published GAAP and SEC staff guidance. Changes in the facts and circumstances evaluated, future adverse changes in market conditions or operating results of the affiliate may affect management’s analysis.

Notes and Accounts Receivable

The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when the Company believes that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due. The Company reserves for estimated repairs to homes which collateralize its installment notes receivable based upon an estimate of annual foreclosures and historical costs of repair in excess of the anticipated sales price.

Depreciation and amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

Revenue Recognition

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

Capitalized Costs

The Company capitalizes certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to renovate repossessed homes for the Company’s rental program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing the Company’s computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

Derivative Instruments and Hedging Activities

At December 31, 2008, the Company had two interest rate swaps and an interest rate cap agreement to offset interest rate risk. The Company entered into two additional swap agreements in late December 2008 and February 2009 which become effective on January 2, 2009 and February 13, 2009, respectively. The Company does not enter into derivative transactions for speculative purposes. The Company adjusts its balance sheet on a quarterly basis to reflect current fair market value of its derivatives. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings over time and occurs when the hedged items are also recognized in earnings. The Company uses standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

Income Taxes

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

Recent Accounting Pronouncements

Accounting standards adopted in the year ended December 31, 2008 did not have a material impact on the Company’s results of operations or financial condition. Accounting standards to be adopted after the year ended December 31, 2008 that may or will have a material impact on the Company’s results of operations or financial condition are discussed below:

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”), which amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company expects the adoption of SFAS 160 to have a material impact on the presentation of minority interest.

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP APB 14-1 is effective fiscal years and interim periods beginning after December 15, 2008, and shall be applied retrospectively to all prior periods. The Company is evaluating the impact FSP No. APB 14-1 will have on our results of operations and financial condition.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to Net loss is included in “Results of Operations” below.

The Company believes that NOI is helpful to investors and analysts as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall. The Company believes that these costs included in net income (loss) often have no effect on the market value of a property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset.

NOI should not be considered a substitute for the reported results prepared in accordance with GAAP. NOI should not be considered as an alternative to net income as an indicator of our financial performance, or to cash flows as a measure of liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. NOI, as determined and presented by the Company, may not be comparable to related or similarly titled measures reported by other companies.

The Company also provides information regarding Funds From Operations (“FFO”). A definition of FFO and a reconciliation of Net loss to FFO are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Years ended December 31, 2007 and 2006”.

RESULTS OF OPERATIONS

The Company reports operating results under two segments: Real Property Operations, and Home Sales and Rentals. The Real Property Operations segment owns, operates, and develops manufactured housing communities concentrated in the midwestern, southern, and southeastern United States and is in the business of acquiring, operating and expanding manufactured housing communities. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities. The Company evaluates segment operating performance based on NOI.

The accounting policies of the segments are the same as those applied in the consolidated financial statements, except for the use of NOI. The Company may allocate certain common costs, primarily corporate functions, between the segments differently than the Company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal and human resources. The Company does not allocate interest expense and certain other corporate costs not directly associated with the segments’ NOI.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 and 2007

REAL PROPERTY OPERATIONS - TOTAL PORTFOLIO

The following tables reflect certain financial and statistical information for all properties owned and operated during the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	Change	% Change
Financial Information	(in thousands)
Income from real property	$196,206	$191,427	$4,779	2.5%
Property operating expenses:
Payroll and benefits	15,054	14,037	1,017	7.2%
Legal, taxes and insurance	2,996	3,687	(691)	-18.7%
Utilities	21,151	20,409	742	3.6%
Supplies and repair	6,843	6,699	144	2.1%
Other	4,359	4,061	298	7.3%
Real estate taxes	15,982	16,366	(384)	-2.3%
Property operating expenses	66,385	65,259	1,126	1.7%
Real property net operating income	$129,821	$126,168	$3,653	2.9%

	Years Ended December 31,
Statistical Information	2008	2007	Change
Number of properties	136	136	—
Developed sites	47,613	47,607	6
Occupied sites (1)	37,711	37,758	(47)
Occupancy % (2)	81.9%	82.2%	-0.3%
Weighted average monthly rent per site (2)	$393	$382	$11
Sites available for development	6,081	6,588	(507)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and weighted average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

In the past few years there have been signs of recovery in our industry, such as lower repossessions. In the earlier part of the decade this industry has faced challenging times due to poor lending practices of the manufactured home lenders from the 90’s, coupled with reduced new home shipments, and the non-existence of a dealer network. The Company has continued to show positive growth year over year in real property net operating income. NOI increased by $3.6 million from $126.2 million to $129.8 million, or 2.9 percent. Management believes while not recession proof, our resistance to recessionary forces is derived from our industry providing affordable housing in the face of economic crisis.

The growth in income from real property of $4.8 million is due to a weighted average rental rate increase of 2.9 percent that resulted in increased manufactured home rental income (net of vacancies and rent discounts) of $2.7 million, increased income from our recreational vehicle portfolio of $0.9 million and increased miscellaneous other property revenues of $1.2 million. The $1.2 million increase in miscellaneous other property revenues can be primarily attributed to revenues from rubbish collection, water and sewer re-billing, late fees and returned check fees.

The growth in real property operating expenses of $1.1 million was due to several factors. Payroll and benefit costs increased by $1.0 million due to the Company’s annual merit wage increase and associated payroll taxes, and increased health insurance costs. Utility costs related to water and rubbish removal charges increased $0.7 million (both of which are re-billed to the resident and correspondingly increased income from real property as mentioned above). Supply and repair costs related to community maintenance increased by $0.2 million. Legal fees related to delinquency and other property matters decreased by $0.4 million. Property and casualty insurance decreased by $0.3 million due to a decrease in reserves for current claims and favorable settlement of prior claims. This benefit was completely offset by increased other expenses related to administrative costs such as postage, advertising, etc. of $0.3 million. Real estate taxes decreased by $0.4 million due to an adjustment to accrued real estate taxes due to refunds of tax appeals, principally in the states of Michigan and Texas.

REAL PROPERTY OPERATIONS - SAME SITE

The following table reflects certain financial and statistical information for particular properties owned and operated for the same period in both years for the years ended December 31, 2008 and 2007. A key management tool the Company uses when evaluating performance and growth of particular properties is a comparison of Same Site communities. The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

	Years Ended December 31,
	2008	2007	Change	% Change
Financial Information	(in thousands)
Income from real property (1)	$186,972	$182,826	$4,146	2.3%
Property operating expenses:
Payroll and benefits	15,048	14,030	1,018	7.3%
Legal, taxes, & insurance	2,985	3,673	(688)	-18.7%
Utilities (1)	11,367	11,155	212	1.9%
Supplies and repair	6,823	6,671	152	2.3%
Other	2,033	1,813	220	12.1%
Real estate taxes	15,899	16,273	(374)	-2.3%
Property operating expenses	54,155	53,615	540	1.0%
Real property net operating income	$132,817	$129,211	$3,606	2.8%

	Years Ended December 31,
Statistical Information	2008	2007	Change
Number of properties	135	135	—
Developed sites	47,471	47,465	6
Occupied sites (2)	37,686	37,733	(47)
Occupancy % (3)	82.1%	82.4%	-0.3%
Weighted average monthly rent per site (3)	393	382	11
Sites available for development	5,583	6,090	(507)

(1)	Amounts are reported net of recovery for water and sewer utility expenses.
(2)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(3)	Occupancy % and weighted average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

As indicated above this is an analytical measure used by management to determine the growth of our communities on a year over year basis that may have items classified differently than our GAAP statements.

The primary differences between our total portfolio and same site portfolio are the reclassification of water and sewer expense from utilities to income from real property to reflect the recovery net of expenses and the inclusion of 135, rather than 136, Properties in the same site portfolio.

HOME SALES AND RENTALS

As discussed in the "Overview" in "Management’s Discussion and Analysis", the Company acquires repossessed manufactured homes (generally, that are within its communities) from lenders at substantial discounts. The Company leases or sells these value priced homes to current and prospective residents. The Company also purchases new homes to lease and sell to current and prospective residents. The programs the Company has established for its customers to lease or buy new and used homes have helped to prevent additional occupancy loss and have contributed to the Company’s continued NOI growth even during turbulent industry and economic conditions.

The following table reflects certain financial and statistical information for the Company’s Rental Program for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	Change	% Change
Financial Information	(in thousands, except for *)
Rental home revenue	$20,533	$18,840	$1,693	9.0%
Site rent from Rental Program (1)	24,537	21,704	2,833	13.1%
Rental program revenue	45,070	40,544	4,526	11.2%
Expenses
Payroll and commissions	2,008	2,459	(451)	-18.3%
Repairs and refurbishment	7,419	6,526	893	13.7%
Taxes and insurance	2,802	2,366	436	18.4%
Marketing and other	3,444	2,479	965	38.9%
Rental program operating and maintenance	15,673	13,830	1,843	13.3%
Net operating income	$29,397	$26,714	$2,683	10.0%

Statistical Information
Number of occupied rentals, end of period*	5,517	5,328	189	3.5%
Investment in occupied rental homes	$170,521	$161,057	$9,464	5.9%
Number of sold rental homes*	596	363	233	64.2%
Weighted average monthly rental rate*	$736	$718	$18	2.5%

(1)

The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Net operating income from the rental program increased $2.7 million from $26.7 million to $29.4 million, or 10.0 percent as a result of a $4.5 million increase in revenue partially offset by a $1.8 million increase in expenses. Revenues increased due to the increase in the number of leased homes in the Company’s Rental Program and due to the increase in average rental rates (as indicated in the table above). Certain expenses increase as the number of homes in the rental program increase. These expenses include personal property tax, use tax, repair costs, and refurbishment costs. Although total refurbishment costs increased by $0.7 million, the average refurbishment cost per move out (costs incurred to prepare a previously leased home for a new occupant) declined 0.7 percent from $1,605 in 2007 to $1,593 in 2008. Commissions decreased by $0.5 million due to a realignment of the commission plan that prorates the commission if the full lease term was not completed. Marketing and other costs increased primarily due to an increase in advertising and promotion costs of $0.5 million and an increase in bad debt expense of $0.4 million.

The rental program has proven to be an effective response to the adverse factors that the Company faced during the industry downturn and now draws more than 14,000 applications per year to live in the Properties. The program has replaced the independent dealer network, a majority of which were forced to go out of business during the early part of the decade, which formerly directed potential residents to our properties.

The following table reflects certain financial and statistical information for the Company’s Home Sales program for the years ended December 31, 2008 and 2007.

	Years Ended December 31,
	2008	2007	Change	% Change
Financial Information	(in thousands, except for statistical information)
New home sales	$8,652	$6,056	$2,596	42.9%
Pre-owned home sales	22,825	16,849	5,976	35.5%
Revenue from homes sales	31,477	22,905	8,572	37.4%

New home cost of sales	7,690	4,928	2,762	56.0%
Pre-owned home cost of sales	16,596	13,253	3,343	25.2%
Cost of home sales	24,286	18,181	6,105	33.6%
Net operating income / Gross Profit	$7,191	$4,724	$2,467	52.2%

Gross profit – new homes	$962	$1,128	$(166)	-14.7%
Gross margin % – new homes	11.1%	18.6%		-7.5%

Gross profit – pre-owned homes	$6,229	$3,596	$2,633	73.2%
Gross margin % – pre-owned homes	27.3%	21.3%		6.0%

Statistical Information
Home sales volume:
New home sales	122	76	46	60.5%
Pre-owned home sales	843	636	207	32.5%
Total homes sold	965	712	253	35.5%

Gross profit from home sales increased by $2.5 million, or 52.2%, as the Company sold 253 more homes than in 2007. Gross profit from pre-owned home sales increased by $2.6 million while gross profit from new home sales declined by $0.2 million.

Pre-owned home sales include the sale of homes that have been utilized in the Company’s rental program. The cost basis of a rental home is depreciated and therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the rental program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales and therefore the principal contributor to the increase in gross profit on pre-owned home sales.

While the number of new home sales increased by 60.5 percent, gross profit decreased by 14.7 percent. The selling price of new homes in the Florida market was reduced to facilitate sales during this period of declining demand as potential buyers, worried about dwindling retirement and investment funds, were hesitant to purchase. The increase in new home sale volume was due, primarily, to an increase in sales of Signature Homes. A new product line for the Company, Signature Homes, have a contemporary design that compares favorably to the “feel” of a stick built residential home. The increase in gross profit from Signature Home sales was more than offset by the decline in gross profit from the sale of new homes in Florida.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net. Other revenues increased by $4.0 million, from $2.8 million to $6.8 million, or 142.9 percent. This increase was due to a gain on sale of undeveloped land of $3.3 million, increased interest income of $1.0 million, offset partially by a fee paid to Origen of $0.3 million in connection with the transfer of the manufactured home loan servicing contract to a new service provider. The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the consolidated balance sheet. The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 3 – Secured Borrowing and Collateralized Receivables for additional information.

General and administrative costs increased by $2.4 million, from $20.7 million to $23.1 million, or 11.6 percent due to increased salary, benefit, and other compensation costs of $2.7 million (including severance costs of $0.9 million associated with the retirement of the Company’s former President), increased advertising costs of $0.3 million, partially offset by decreases in the Michigan single business tax of $0.5 million and other costs of $0.1 million. The Michigan single business tax was replaced by the Michigan business tax and is now recorded as an income tax rather than a general and administrative expense.

Depreciation and amortization costs increased by $2.5 million, from $62.5 million to $65.0 million, or 4.0 percent primarily due to the additional homes added to the Company’s investment property for use in the Company’s Rental Program.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $1.3 million, from $65.5 million to $64.2 million, or 2.0 percent due to a reduction in expense of approximately $2.4 million related to lower interest rates charged on variable rate debt, offset by an increase in fixed rate debt interest expense of $1.1 million. The increase in fixed rate debt expense is primarily due to the Company’s additional secured debt recognized in association with the transfer of financial assets that was recorded as a secured borrowing in the consolidated balance sheet (and is offset by the same amount of interest income recorded on collateralized receivables in relation to this transaction). See Note 3 – Secured Borrowing and Collateralized Receivables in the Company’s Notes to Consolidated Financial Statements included herein.

Equity losses from affiliates increased by $8.5 million, from $8.0 million to $16.5 million, or 106.3 percent due to increased other than temporary charges to the carrying value of the Origen investment of $7.7 million, and increased equity allocation of the estimated losses from affiliates of $0.8 million.

Provision for state income taxes decreased by $0.5 million, from $0.8 million to $0.3 million, or 62.5 percent due to a change in the effective tax rate used to calculate the deferred tax liability related to the Michigan Business Tax.

Minority interest changed by $2.9 million, from income of $2.1 million to expense of $0.8 million since the Company’s operating losses are no longer allocated to the minority interest partners, and distributions of $1.4 million were recorded as expense. See Note 14 in the Notes to Consolidated Statements for additional information.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 and 2006

REAL PROPERTY OPERATIONS - TOTAL PORTFOLIO

The following tables reflect certain financial and statistical information for all properties owned and operated during the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	Change	% Change
Financial Information	(in thousands)
Income from real property	$191,427	$187,535	$3,892	2.1%
Property operating expenses:
Payroll and benefits	14,037	14,014	23	0.2%
Legal, taxes and insurance	3,687	3,268	419	12.8%
Utilities	20,409	20,138	271	1.3%
Supplies and repair	6,699	6,946	(247)	-3.6%
Other	4,061	3,759	302	8.0%
Real estate taxes	16,366	15,860	506	3.2%
Property operating expenses	65,259	63,985	1,274	2.0%
Real property net operating income	$126,168	$123,550	$2,618	2.1%

	Years Ended December 31,
Statistical Information	2007	2006	Change
Number of properties	136	136	—
Developed sites	47,607	47,606	1
Occupied sites (1)	37,758	37,906	(148)
Occupancy % (2)	82.2%	82.5%	-0.3%
Weighted average monthly rent per site (2)	$382	$368	$14
Sites available for development	6,588	6,813	(225)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and weighted average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

The growth in income from real property of $3.9 million was due to a weighted average rental rate increase of 3.8 percent that resulted in increased manufactured home rental income (net of vacancies and rent discounts) of $2.7 million, increased income from our recreational vehicle portfolio of $1.0 million and increased miscellaneous other property revenues of $0.2 million. The $0.2 million increase in miscellaneous other property revenues can be primarily attributed to revenues from rubbish collection, and water and sewer re-billing.

The growth in real property operating expenses of $1.3 million was due to several factors. Legal fees related to delinquency and other property matters increased by $0.2 million. Property and casualty insurance increased $0.2 million due to increased reserve estimates for current claims. Utility costs related to water and rubbish removal charges increased $0.3 million (both of which are re-billed to the resident and correspondingly increased income from real property as mentioned above). Supply and repair costs related to community maintenance decreased by $0.2 million. This benefit was completely offset by increased other expenses related to administrative costs such as postage, advertising, etc. of $0.3 million. Real estate taxes increased by $0.5 million due to increased property assessments.

REAL PROPERTY OPERATIONS - SAME SITE

The following table reflects certain financial and statistical information for particular properties owned and operated for the same period in both years for the years ended December 31, 2007 and 2006. A key management tool the Company uses when evaluating performance and growth of particular properties is a comparison of Same Site communities. At the beginning of every year, the Company establishes certain criteria to define the Same Site property portfolio. The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

	Years Ended December 31,
	2007	2006	Change	% Change
Financial Information	(in thousands)
Income from real property (1)	$182,826	$179,342	$3,484	1.9%
Property operating expenses:
Payroll and benefits	14,030	14,000	30	0.2%
Legal, taxes, & insurance	3,673	3,255	418	12.8%
Utilities (1)	11,155	11,242	(87)	-0.8%
Supplies and repair	6,671	6,930	(259)	-3.7%
Other	1,813	1,614	199	12.3%
Real estate taxes	16,273	15,781	492	3.1%
Property operating expenses	53,615	52,822	793	1.5%
Real property net operating income	$129,211	$126,520	$2,691	2.1%

	Years Ended December 31,
Statistical Information	2007	2006	Change
Number of properties	135	135	—
Developed sites	47,465	47,464	1
Occupied sites (2)	37,733	37,879	(146)
Occupancy % (3)	82.4%	82.7%	-0.3%
Weighted average monthly rent per site (3)	382	368	14
Sites available for development	6,090	6,315	(225)

(1)	Amounts are reported net of recovery for water and sewer utility expenses.
(2)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(3)	Occupancy % and weighted average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

As indicated above this is an analytical measure used by management to determine the growth of our communities on a year over year basis that may have items classified differently than our GAAP statements.

The primary differences between our total portfolio and same site portfolio are the reclassification of water and sewer expense from utilities to income from real property to reflect the recovery net of expenses and the inclusion of 135, rather than 136, Properties in the same site portfolio.

HOME SALES AND RENTALS

As discussed in the "Overview" in "Managements' Discussion and Analysis", the Company acquires repossessed manufactured homes (that are within its communities) from lenders at substantial discounts. The Company leases or sells the value priced homes to current and prospective residents. The Company also purchases new homes to lease and sell to current and prospective residents. The programs the Company has established for its customers to lease or buy new and used homes has resulted in relatively stable occupancy levels and continued NOI growth even as industry conditions have been volatile.

The following table reflects certain financial and statistical information for the Company’s Rental Program for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	Change	% Change
Financial Information	(in thousands, except for *)
Rental home revenue	$18,840	$14,849	$3,991	26.9%
Site rent from Rental Program (1)	21,704	18,819	2,885	15.3%
Rental program revenue	40,544	33,668	6,876	20.4%
Expenses
Payroll and commissions	2,459	1,804	655	36.3%
Repairs and refurbishment	6,526	4,938	1,588	32.2%
Taxes and insurance	2,366	2,506	(140)	-5.6%
Marketing and other	2,479	1,679	800	47.6%
Rental program operating and maintenance	13,830	10,927	2,903	26.6%
Net operating income	$26,714	$22,741	$3,973	17.5%

Statistical Information
Number of occupied rentals, end of period*	5,328	4,576	752	16.4%
Investment in occupied rental homes	$161,057	$135,861	$25,196	18.5%
Number of sold rental homes*	363	170	193	113.5%
Weighted average monthly rental rate*	$718	$686	$32	4.7%

(1)

The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Net operating income from the rental program increased $4.0 million from $22.7 million to $26.7 million, or 17.5 percent as a result of a $6.9 million increase in revenue partially offset by a $2.9 million increase in expenses. Revenues increased due to the increase in the number of leased homes in the Company’s Rental Program and due to the increase in average rental rates (as indicated in the table above). Commissions increased due an increase in the number of new and renewed leases on which commissions were paid. Total repair and refurbishment costs increased due to an increase in the number of homes in the program. However, the average refurbishment cost per move out (costs incurred to prepare a previously leased home for a new occupant) declined by 2.4 percent from $1,644 in 2006 to $1,605 in 2008. Generally taxes increase as the number of homes in the rental program increase, however, taxes declined in 2007 due to successful appeals of personal property tax assessments. Marketing and other costs increased primarily due to an increase in bad debt expense of $0.6 million and an increase in utility and other expenses of $0.2 million.

The following table reflects certain financial and statistical information for the Company’s Home Sales program for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007	2006	Change	% Change
Financial Information	(in thousands, except for statistical information)
New home sales	$6,056	$10,626	$(4,570)	-43.0%
Pre-owned home sales	16,849	9,618	7,231	75.2%
Revenue from homes sales	22,905	20,244	2,661	13.1%

New home cost of sales	4,928	7,994	(3,066)	-38.4%
Pre-owned home cost of sales	13,253	7,706	5,547	72.0%
Cost of home sales	18,181	15,700	2,481	15.8%
Net operating income / Gross Profit	$4,724	$4,544	$180	4.0%

Gross profit – new homes	$1,128	$2,632	$(1,504)	-57.1%
Gross margin % – new homes	18.6%	24.8%		-6.2%

Gross profit – pre-owned homes	$3,596	$1,912	$1,684	88.1%
Gross margin % – pre-owned homes	21.3%	19.9%		1.4%

Statistical Information
Home sales volume:
New home sales	76	121	(45)	-37.2%
Pre-owned home sales	636	371	265	71.4%
Total homes sold	712	492	220	44.7%

Gross profit from home sales increased by $0.2 million, or 4.0 percent. Gross profit from pre-owned home sales increased by $1.7 million while gross profit from new home sales declined by $1.5 million.

Pre-owned home sales include the sale of homes that have been utilized in the Company’s rental program. The cost basis of a rental home is depreciated and therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the rental program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales and therefore the principal contributor to the increase in gross profit on pre-owned home sales.

The decline in new home sales profit was due to a 37.2 percent decline in sales volume and a 9.3 percent decline in average selling price primarily in our Florida market.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net. Other revenues decreased by $2.4 million, from $5.2 million to $2.8 million, or 46.2 percent, due to decreased brokerage commissions of $0.4 million, decreased interest income of $0.8 million due to repayment in March 2007 on a $13.5 million mortgage note receivable, increased losses realized on dispositions of assets and land of $0.6 million, reduced income realized on a one-time gain in 2006 from a lawsuit settlement of $0.4 million, and other reductions to other income of $0.2 million.

General and administrative costs decreased by $2.2 million, from $22.9 million to $20.7 million, or 9.6 percent due to reduced deferred compensation costs of $2.1 million, and reduced consulting fees of $0.3 million offset by increased salary and benefit costs of $0.2 million. The reduction in deferred compensation relates to the reversal of performance-based restricted and phantom stock award charges when the Company determined that it was improbable that the performance criteria would be achieved.

Depreciation and amortization costs increased by $2.2 million, from $60.3 million to $62.5 million, or 3.6 percent due to primarily due to the additional homes added to the Company’s investment property for use in the Company’s Rental Program.

Debt extinguishment costs include defeasance fees and other costs of $0.5 million associated with extinguishing $45.0 million of secured notes. Deferred financing costs of $0.2 million related to this debt were expensed in 2006.

Interest expense increased by $0.4 million, from $65.1 million to $65.5 million, or 0.6 percent due to increased interest rates charged on variable rate debt.

Equity losses from affiliates decreased by $8.6 million, from $16.6 million to $8.0 million, or 51.8 percent due to decreased other than temporary impairment charges of $16.1 million, offset by an increase of $7.5 million in the Company’s share of Origen’s reported loss.

Provision for state income taxes was $0.8 million in 2007 due to changes in Michigan and Texas state income tax laws. There was no provision for state income taxes in 2006.

Minority interest changed by $1.1 million, from income of $3.2 million to $2.1 million due to a decrease in the Company’s reported loss, resulting in a decrease in the amount allocated to the minority interest partners.

The following is a summary of the Company’s consolidated financial results which were discussed in more detail in the preceding paragraphs:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Revenues	$248,216	$233,172	$222,628
Operating expenses/Cost of sales	106,344	97,270	90,612
Net operating income/ Gross profit	141,872	135,902	132,016
Adjustments to arrive at net loss:
Other revenues	6,831	2,784	5,150
General and administrative	(23,152)	(20,703)	(22,950)
Depreciation and amortization	(64,998)	(62,478)	(60,300)
Asset impairment charges	(13,171)	—	—
Fees and other costs associated with extinguishment of debt	—	—	(720)
Interest expense	(64,157)	(65,540)	(65,118)
Provision for state income tax	(336)	(768)	—
Equity loss from affiliates	(16,498)	(7,969)	(16,583)
Minority interest	(839)	2,129	3,248
Loss before cumulative effect of change in accounting principle	(34,448)	(16,643)	(25,257)
Cumulative effect of change in accounting principle	—	—	289
Net loss	$(34,448)	$(16,643)	$(24,968)

The Company provides information regarding FFO as a supplemental measure of operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), the Company believes excluding gains and losses related to sales of previously depreciated operating real estate assets, and excluding real estate asset depreciation and amortization, provides a better indicator of the Company’s operating performance. FFO is a useful supplemental measure of the Company’s operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not readily apparent from net income. Management, the investment community and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2008, 2007, and 2006 (in thousands):

SUN COMMUNITIES, INC.

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

(Amounts in thousands, except for per share/OP unit amounts)

	2008		2007		2006
Net loss	$(34,448)	(1)	$(16,643)	(1)	$(24,968	) (1)
Adjustments:
Depreciation and amortization	66,892		64,615		62,837
Valuation adjustment (2)	—		(248)		(280)
Provision (benefit) for state income tax (3)	(402)		585		—
(Gain) loss on disposition of assets, net	(3,044)		(741)		219
Gain on sale of undeveloped land	(3,336)		—		—
Minority interest distribution (loss allocation)	839		(2,129)		(3,248)
Funds from operations (FFO)	$26,501		$45,439		$34,560

Weighted average common shares/OP Units outstanding:
Basic	20,463		20,240		19,958
Diluted	20,508		20,346		20,129

FFO per weighted average Common Share/OP Unit - Basic	$1.30		$2.25		$1.74
FFO per weighted average Common Share/OP Unit - Diluted	$1.29		$2.24		$1.72

(1)

Net loss for the years ended December 31, 2008, 2007, and 2006 included reductions to the carrying value of the Company’s investment in affiliate (Origen) of $9.6 million, $1.9 million and $18.0 million, respectively. Net loss for the year ended December 31, 2008 also included equity loss from affiliate (Origen) of $6.5 million, non-cash asset impairment charges of $13.1 million and severance charges related to the retirement of one of the Company’s officers of $0.9 million. The table below is adjusted to exclude the above mentioned amounts:

	2008	2007	2006
Net loss as reported	$(34,448)	$(16,643)	$(24,968)
Equity loss/impairments from affiliate adjustment	16,470	9,829	18,000
Asset impairment charge	13,171	—	—
Severance expense	888	—	—
Adjustment to loss allocated to common minority interest	(1,514)	(1,113)	(2,065)
Adjusted net loss	$(5,433)	$(7,927)	$(9,033)
Depreciation and amortization	66,892	64,615	62,837
Valuation adjustment (2)	—	(248)	(280)
Gain on sale of undeveloped land	(3,336)	—	—
(Gain) loss on disposition of assets, net	(3,044)	(741)	219
Provision (benefit) for state income tax (3)	(402)	585	—
Minority interest distribution (loss allocation)	2,353	(1,016)	(1,183)
Adjusted Funds from operations (FFO)	$57,030	$55,268	$52,560
Adjusted FFO per weighted avg. Common Share/OP Unit - Diluted	$2.78	$2.72	$2.61

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

(3)

The tax provision for the year ended December 31, 2007 represents potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales. The tax benefit for the year ended December 31, 2008 represents the reversal of this tax provision.

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

The Company expects to meet its short-term liquidity requirements through its working capital provided by operating activities and through borrowings on its line of credit. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, payment of dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code and payment of distributions to the Operating Partnership’s unitholders. Due to the limited amount of taxable income that the Company has reported for the past few years, dividend payments to shareholders have been largely discretionary rather than required to maintain qualification as a REIT.

From time to time, the Company evaluates acquisition opportunities that meet the Company’s criteria for acquisition. Should such investment opportunities arise in 2009, the Company will finance the acquisitions though secured financing, the assumption of existing debt on the properties or the issuance of certain equity securities. The difficulty in obtaining financing in the current credit markets may make the acquisition of properties unlikely.

The Company has invested approximately $25.6 million related to the acquisition of homes intended for its rental program during the year ended December 31, 2008. Expenditures for 2009 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. The Company had a $40.0 million floor plan line of credit which matured on March 1, 2009. It was replaced by a $10.0 million floor plan facility. The Company’s ability to purchase homes for sale or rent may be limited by cash received from third party financing of its home sales, available floor plan financing and working capital available on its unsecured line of credit.

Cash and cash equivalents increased by $0.8 million from $5.4 million at December 31, 2007, to $6.2 million at December 31, 2008. Net cash provided by operating activities decreased by $8.9 million to $43.1 million for the year ended December 31, 2008, from $52.0 million for the year ended December 31, 2007.

The Company’s net cash flows provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s current markets generally, and specifically in metropolitan areas of the Company’s current markets; (b) lower occupancy and rental rates of the Company’s properties (the “Properties”); (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets. See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at December 31, 2008 and 2007 was $85.8 million and $85.4 million, respectively. In addition, $3.3 million and $3.4 million of availability was used to back standby letters of credit as of December 31, 2008 and 2007. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. The Company has the option to borrow at either rate. The weighted average interest rate on the outstanding borrowings was 2.66 percent as of December 31, 2008. The borrowings under the line of credit mature October 1, 2011, assuming an election of a one-year extension that is available at the Company’s discretion. As of December 31, 2008, $25.9 million was available to be drawn under the facility based on the calculation of the borrowing base. During 2008, the highest balance on the line of credit was $97.1 million leaving $14.5 million of available credit during this peak period. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by the Company. During 2008, two of the participating banks in the Company’s line of credit faced financial difficulties and were purchased by other banks. No disruption in the Company’s availability of credit occurred.

LIQUIDITY AND CAPITAL RESOURCES, continued:

The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company was in compliance with as of December 31, 2008. The most limiting covenants contained in the line of credit are the distribution coverage and debt service coverage ratios. The distribution coverage covenant requires that distributions be no more than 92 percent of the Company’s funds from operations. The debt service coverage covenant requires a minimum ratio of 1.45:1. As of December 31, 2008, the distribution coverage was 82.61 percent and the debt service coverage was 1.72:1.

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of the fundamentals of the Company, and manufactured housing industry, have been improving over recent years, the Company’s share price has suffered. For the Company, the most relevant consequence of this financial turmoil is the uncertainty of the availability of new secured credit, floor plan financing, credit for refinancing properties and the limited credit availability on its current unsecured line of credit. The Company believes this risk is somewhat mitigated because the Company has adequate working capital provided by operating activities as noted above and the Company has only limited debt maturities until July 2011. Specifically, the Company’s debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at the discretion of the Company) for 2009 through 2011 are as follows:

2009	$12.2 million and any balance outstanding on the floor plan facility
2010	$0.8 million
2011	$103.7 million and any balance outstanding on the unsecured line of credit

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. The Company currently has 31 unencumbered Properties with an estimated market value of $206.7 million, 28 of which support the borrowing base for the Company’s $115.0 million unsecured line of credit. As of December 31, 2008, the borrowing base was in excess of $115.0 million by $9.4 million, which would allow the Company to remove properties from the borrowing base at its discretion for collateralization. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the Properties, the state of the debt and equity markets, and the general national, regional and local economic conditions. If it were to become necessary for the Company to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive. See “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition would be adversely impacted.

The Company’s primary long-term liquidity needs are principal payments on outstanding indebtedness. At December 31, 2008, the Company’s outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations	Total Due	1 year	2-3 years	4-5 years	After 5 years

Collateralized term loan - FNMA	$377,651	$4,150	$8,920	$9,795	$354,786
Collateralized term loan - B of A	478,907	7,608	119,156	13,891	338,252
Mortgage notes, other	206,936	11,955	2,607	43,553	148,821
Lines of credit	90,419	4,619	85,800	—	—
Redeemable preferred OP units	49,447	970	825	7,645	40,007
Secured debt	26,211	1,116	2,565	2,986	19,544
Total principal payments	1,229,571	30,418	219,873	77,870	901,410

Interest expense (1)	350,824	62,491	118,449	101,691	68,193
Operating leases	4,662	666	1,332	1,332	1,332
Total contractual obligations	$1,585,057	$93,575	$339,654	$180,893	$970,935

(1) The Company’s contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2008, and actual payments required in future periods may be different than the amounts included above.

LIQUIDITY AND CAPITAL RESOURCES, continued:

As of December 31, 2008, the Company’s debt to total market capitalization approximated 80.9 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 5.7 years and a weighted average interest rate of 5.06 percent.

Capital expenditures for the years ended December 31, 2008 and 2007 included recurring capital expenditures of $7.7 million and $7.3 million, respectively. The Company is committed to the continued upkeep of its Properties and therefore does not expect a significant decline in this recurring capital expenditure during 2009.

Net cash used in investing activities was $31.3 million for the year ended December 31, 2008, compared to $23.2 million for the year ended December 31, 2007. The difference is due to a $12.1 million decrease in cash received from the payoff of notes receivable, increased investment in property of $1.2 million and an investment in a new affiliate of $0.5 million, offset by an increase in proceeds from the sale of vacant land and other assets of $5.7 million.

Net cash used in financing activities was $11.1 million for the year ended December 31, 2008, compared to $26.6 million for the year ended December 31, 2007. The difference is due to a $14.7 million increase in proceeds received from issuances of debt, a $5.4 million increase in net borrowings on lines of credit, a $4.5 million decrease in payments to retire preferred operating partnership units, and a decrease in payments for deferred financing costs of $0.5 million; offset by an increase in repayments on notes payable and other debt of $3.6 million, and increased distributions of $5.8 million, and an increase in funds used for the redemption of common stock and Operating Partnership Units of $0.2 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company had entered into three separate interest rate swap agreements and an interest rate cap agreement. One of the swap agreements fixes $25.0 million of variable rate borrowings at 4.84 percent through July 2009, another of the swap agreements fixes $25.0 million of variable rate borrowings at 5.28 percent through July 2012 and the third swap agreement, which matured in July 2007, had a notional amount of $25.0 million and an effective fixed rate of 3.88 percent. The interest rate cap agreement has a cap rate of 9.9 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s current derivative contracts is based upon 90-day LIBOR. In addition, the Company entered into an interest rate swap agreement in December 2008 that becomes effective January 2, 2009. The new swap agreement fixes $20.0 million of variable rate borrowings at 2.73 percent through January 2014 and is based upon 90-day LIBOR. The Company also entered into an interest rate swap agreement in February 2009 that is effective February 13, 2009. The new swap agreement fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR.

The Company’s remaining variable rate debt totals $241.4 million and $209.6 million as of December 31, 2008 and 2007, respectively, which bears interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2008 and 2007, the Company believes its interest expense would have increased or decreased by approximately $2.2 million and $1.7 million, respectively, based on the $221.7 million and $173.8 million average balance outstanding under the Company’s variable rate debt facilities for the year ended December 31, 2008 and 2007, respectively. A portion of the Company’s variable debt is floating on Fannie Mae’s discount mortgage-backed securities rate (“DMBS”). If Fannie Mae is unable to sell this security in the market, Fannie Mae will hold the paper but may charge a higher rate than the prior market rate resulting in higher interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company’s independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2008 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be filed as an amendment to the Form 10-K or will be presented in the Company’s proxy statement for its 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be filed as an amendment to the Form 10-K or will be presented in the Company’s proxy statement for its 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be filed as an amendment to the Form 10-K or will be presented in the Company’s proxy statement for its 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be filed as an amendment to the Form 10-K or will be presented in the Company’s proxy statement for its 2009 annual meeting of stockholders and is incorporate herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be filed as an amendment to the Form 10-K or will be presented in the Company’s proxy statement for its 2009 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed herewith as part of this Form 10-K:

1.	Financial Statements.

A list of the financial statements required to be filed as a part of this Form 10-K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

2.	Financial Schedules

A list of the financial statement schedules required to be filed as a part of this Form 10-K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

3.	Exhibits.

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)

Date: March 13, 2009	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	March 13, 2009
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	March 13, 2009
Karen J. Dearing
/s/	Paul D. Lapides	Director	March 13, 2009
Paul D. Lapides
/s/	Ted J. Simon	Director	March 13, 2009
Ted J. Simon
/s/	Clunet R. Lewis	Director	March 13, 2009
Clunet R. Lewis
/s/	Ronald L. Piasecki	Director	March 13, 2009
Ronald L. Piasecki
/s/	Arthur A. Weiss	Director	March 13, 2009
Arthur A. Weiss
/s/	Robert H. Naftaly	Director	March 13, 2009
Robert H. Naftaly
/s/	Stephanie W. Bergeron	Director	March 13, 2009
Stephanie W. Bergeron

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	Bylaws of Sun Communities, Inc.	(2)
3.3	Articles Supplementary, dated October 16, 2006	(19)
3.4	Amendment to Bylaws, dated October 16, 2006	(19)
3.5	Amendment to Bylaws, dated October 29, 2007	(24)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(29)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(10)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(29)
10.1	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(6)
10.2	Second Amended and Restated 1993 Stock Option Plan	(9)
10.3	Amended and Restated 1993 Non-Employee Director Stock Option Plan	(4)
10.4	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.5	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(4)
10.6	2004 Non-Employee Director Stock Option Plan#	(25)
10.7	Form of Restricted Stock Award Agreement#	(18)
10.8	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 94,570 shares of Common Stock	(5)
10.9	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 305,430 shares of Common Stock	(5)
10.10	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership with respect to 80,000 shares of Common Stock	(7)
10.11	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(16)
10.12	Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated as of January 1, 2005#	(16)
10.13	Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc., dated as of January 1, 2005#	(16)
10.14	First Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated December 30, 2007 #	(26)
10.15	Second Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated March 17, 2008#	(28)
10.16	Retirement from Employment and Release, dated July 10, 2008 by and among Sun Communities, Inc. and Brian W. Fannon#	(32)
10.17	Employment Agreement by and between John B. McLaren and Sun Communities, Inc. dated February 5, 2008#	(27)
10.18	Employment Agreement by and between Karen J. Dearing and Sun Communities, Inc. dated February 5, 2008#	(27)
10.19	Long Term Incentive Plan	(7)
10.20	Sun Communities, Inc. 1998 Stock Purchase Plan#	(8)
10.21	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(10)
10.22	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.23	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.24	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.25	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(18)
10.26	Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#	(18)
10.27	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#	(18)
10.28	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(26)
10.29	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(28)
10.30	Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#	(18)
10.31	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(18)

10.32	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen #	(26)
10.33	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(28)
10.34	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(27)
10.35	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(27)
10.36	Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of America, N.A., as Lender	(14)
10.37	Schedule identifying substantially identical agreements to Exhibit 10.33	(14)
10.38	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and Bank of America, N.A., as Lender	(14)
10.39	Schedule identifying substantially identical agreements to Exhibit 10.35	(14)
10.40	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and Bank of America, N.A., as Lender	(14)
10.41	Schedule identifying substantially identical agreements to Exhibit 10.37	(14)
10.42	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and Bank of America, N.A., as Lender	(14)
10.43	Schedule identifying substantially identical agreements to Exhibit 10.39	(14)
10.44	Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(14)
10.45	Appendix I (definitions) to Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(14)
10.46	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(14)
10.47	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(14)
10.48	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(14)
10.49	Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $152,362,500	(14)
10.50	Credit Agreement, dated September 30, 2004, among the Company, the Operating Partnership, Standard Federal Bank National Association, LaSalle Bank National Association and other lenders	(15)
10.51	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(12)
10.52	First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(12)
10.53	First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(12)
10.54	Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(12)
10.55	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(12)
10.56	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(13)
10.57	Concurrent Private Placement Agreement dated October 8, 2003 among Sun OFI, Inc., Origen Financial, Inc., and the Purchasers (as defined therein)	(17)
10.58	Registration Rights Agreement dated as of October 8, 2003 among Sun OFI, Inc., Origen Financial, Inc., Lehman Brothers Inc., on behalf of itself and as agent for the investors listed on Schedule A thereto and those persons listed on Schedule B thereto	(17)
10.59	Agreement for Wholesale Financing, dated March 1, 2006, by and between Sun Home Services, Inc. and Textron Financial Corporation	(20)
10.60	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(21)
10.61	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(21)

10.62	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(21)
10.63	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(21)
10.64	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000	(22)
10.65	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.	(22)
10.66	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(22)
10.67	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(22)
10.68	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(22)
10.69	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(22)
10.70	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(22)
10.71	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(22)
10.72	First Amendment to Amended and Restated Master Credit Facility Agreement dated May 31, 2007 by and among (i) Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, and (ii) ARCS Commercial Mortgage Co., L.P.	(23)
10.73	Fourth Amendment to Credit Agreement dated June 1, 2007 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., LaSalle Bank Midwest National Association, the Huntington National Bank, KeyBank National Association, National City Bank of the Midwest and Sovereign Bank	(23)
10.74	Loan Agreement, dated as of June 20, 2008, by and among Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, and LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.75	Open-End Mortgage, dated as of June 20, 2008, executed by Apple Orchard, L.L.C., to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.76	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Lakeview LLC to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.77	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Tampa East, LLC to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.78	Promissory Note, dated June 20, 2008, in the principal amount of Twenty Seven Million and 00/100 Dollars ($27,000,000.00), by Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, in favor of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.79	Continuing Unconditional Guaranty, dated as of June 20, 2008, executed by Sun Communities Operating Limited Partnership to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.80	Form and Example of: Environmental Indemnity Agreement, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. and Sun Communities Operating Limited Partnership to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.81	Form and Example of: Assignment of Leases and Rents, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(30)
10.82	Agreement for Purchase and Sale, dated as of July 1, 2008, by and between Sun Communities, Inc., Sun Communities Operating Limited Partnership, and 21st Mortgage Corporation	(31)
10.83	Inventory Security Agreement and Power of Attorney dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st MORTGAGE CORPORATION	(33)
10.84	Terms Schedule dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st MORTGAGE CORPORATION	(33)
10.85	Guaranty, dated as of March 6, 2009, executed by Sun Communities, Inc. to and for the benefit of 21st MORTGAGE CORPORATION	(33)
21.1	List of Subsidiaries of Sun Communities, Inc.	(34)
23.1	Consent of Grant Thornton LLP	(34)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(34)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(34)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(34)

(1)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995

(3)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 24, 1996

(4)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972

(5)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-K for the quarter ended September 30, 1995

(6)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(7)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997

(8)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998

(9)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(10)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 14, 1999

(11)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(12)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(13)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended

(14)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(15)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(17)	Incorporated by reference to Origen Financial, Inc.’s Registration Statement on Form S-11, No. 333-112516

(18)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(19)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 19, 2006

(20)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(21)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(22)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(23)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

(24)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 30, 2007

(25)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(26)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 4, 2008

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 7, 2008

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 19, 2008

(29)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated June 3, 2008

(30)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 7, 2008

(32)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 15, 2008

(33)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 12, 2009

(34)	Filed herewith

#	Management contract or compensatory plan or arrangement.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sun Communities, Inc.

We have audited Sun Communities, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sun Communities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Sun Communities, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sun Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Southfield, Michigan

March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payments”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Communities Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Southfield, Michigan

March 13, 2009

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2008	2007
ASSETS
Investment property, net	$1,089,304	$1,134,204
Cash and cash equivalents	6,162	5,415
Inventory of manufactured homes	13,058	12,082
Investment in affiliates	3,772	20,000
Notes and other receivables	57,497	36,846
Other assets	37,206	37,276
TOTAL ASSETS	$1,206,999	$1,245,823

LIABILITIES
Debt	$1,139,152	$1,101,972
Lines of credit	90,419	85,703
Other liabilities	37,310	32,102
TOTAL LIABILITIES	1,266,881	1,219,777

Commitments and contingencies	—	—
Minority interest	—	4,999

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 90,000 shares authorized (December 31, 2008 and 2007, 20,313 and 20,228 shares issued, respectively)	203	202
Additional paid-in capital	459,847	458,487
Officer’s notes	(8,334)	(8,740)
Accumulated other comprehensive loss	(2,851)	(856)
Distributions in excess of accumulated earnings	(445,147)	(364,446)
Treasury stock, at cost (December 31, 2008 and 2007, 1,802 shares)	(63,600)	(63,600)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(59,882)	21,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,206,999	$1,245,823

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
REVENUES
Income from real property	$196,206	$191,427	$187,535
Revenue from home sales	31,477	22,905	20,244
Rental home revenue	20,533	18,840	14,849
Ancillary revenues, net	455	508	370
Interest	3,902	2,884	3,747
Other income (loss)	2,474	(608)	1,033
Total revenues	255,047	235,956	227,778

COSTS AND EXPENSES
Property operating and maintenance	50,403	48,893	48,125
Real estate taxes	15,982	16,366	15,860
Cost of home sales	24,286	18,181	15,700
Rental home operating and maintenance	15,673	13,830	10,927
General and administrative - real property	16,418	14,610	16,406
General and administrative - home sales and rentals	6,734	6,093	6,544
Depreciation and amortization	64,998	62,478	60,300
Asset impairment charges	13,171	—	—
Fees and other costs associated with extinguished debt	—	—	720
Interest	60,775	61,939	61,173
Interest on mandatorily redeemable debt	3,382	3,601	3,945
Total expenses	271,822	245,991	239,700

Loss before income taxes, minority interest, and loss from affiliates	(16,775)	(10,035)	(11,922)
Provision for state income taxes	(336)	(768)	—
Minority interest in Operating Partnership	(839)	2,129	3,248
Loss from affiliates	(16,498)	(7,969)	(16,583)
Loss before cumulative effect of change in accounting principle	(34,448)	(16,643)	(25,257)
Cumulative effect of change in accounting principle	—	—	289
Net loss	$(34,448)	$(16,643)	$(24,968)

Weighted average common shares outstanding:
Basic	18,176	17,938	17,641
Diluted	18,176	17,938	17,641
Basic and diluted earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(1.90)	$(0.93)	$(1.44)
Cumulative effect of change in accounting principle	—	—	0.02
Net loss	$(1.90)	$(0.93)	$(1.42)

Cash dividends per common share:	$2.52	2.52	2.52

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
COMMON STOCK
Beginning Balance	$202	$200	$198
Issuance of common stock, net	1	2	1
Exercise of stock options	—	—	1
Ending Balance	203	202	200
ADDITIONAL PAID IN CAPITAL
Beginning Balance	458,487	452,882	460,568
Issuance of common stock, net	1	5,988	1,606
Exercise of stock options	—	38	2,430
Reclassification of unearned compensation on adoption of SFAS 123R	—	—	(13,187)
Stock-based compensation - amortization and forfeitures	1,359	1,121	2,600
Reclassification and conversion of minority interest	—	(1,542)	(1,135)
Ending Balance	459,847	458,487	452,882
OFFICER’S NOTES
Beginning Balance	(8,740)	(9,083)	(9,427)
Repayment of officer’s notes	406	343	344
Ending Balance	(8,334)	(8,740)	(9,083)
UNEARNED COMPENSATION
Beginning Balance	—	—	(13,187)
Reclassification of unearned compensation on adoption of SFAS 123R	—	—	13,187
Ending Balance	—	—	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Beginning Balance	(856)	820	532
Unrealized income (loss) on interest rate swaps	(1,995)	(1,676)	288
Ending Balance	(2,851)	(856)	820
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Beginning Balance	(364,446)	(302,022)	(231,827)
Issuance of common stock, net	(1)	(5,326)	(2,075)
Net loss	(34,448)	(16,643)	(24,968)
Cash distributions declared of $2.52 per share	(46,252)	(40,455)	(43,152)
Ending Balance	(445,147)	(364,446)	(302,022)

TREASURY STOCK	(63,600)	(63,600)	(63,600)

SHAREHOLDERS’ EQUITY (DEFICIT)	$(59,882)	$21,047	$79,197

COMPREHENSIVE LOSS
Net loss	$(34,448)	$(16,643)	$(24,968)
Unrealized income (loss) on interest rate swaps	(1,995)	(1,676)	288
Total comprehensive loss	$(36,443)	$(18,319)	$(24,680)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,448)	$(16,643)	$(24,968)
Adjustments to reconcile net loss to cash provided by operating activities:
Net minority interest allocation	839	(2,129)	(3,248)
Loss (gain) from land disposition	(3,336)	45	(162)
Loss on disposition of other assets	1,113	1,304	908
Asset impairment charges	13,170	—	—
Stock compensation expense, net of cumulative effect of accounting principle change	1,961	1,127	2,942
Depreciation and amortization	67,530	66,009	63,447
Amortization of deferred financing costs	1,543	1,437	1,659
Fees and other costs associated with extinguished debt	—	—	720
Equity loss from affiliate, net of distributions	16,728	9,319	17,033
Loss (gain) on valuation of derivative instruments	12	(248)	(279)
Change in notes receivable from sales of financed homes	(2,856)	640	1,724
Change in inventory, other assets and other receivables, net	(17,628)	(8,879)	(11,511)
Change in accounts payable and other liabilities	(1,495)	23	(1,222)
Net cash provided by operating activities	43,133	52,005	47,043
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in properties	(39,283)	(38,143)	(43,856)
Investment in affiliate	(500)	—	—
Proceeds related to disposition of land	6,436	850	194
Proceeds related to disposition of other assets	893	863	607
Proceeds from sale of installment notes on manufactured homes to Origen	—	—	4,226
Payments of notes receivable and officer’s notes, net	1,166	13,274	102
Net cash used for investing activities	(31,288)	(23,156)	(38,727)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common stock and OP units, net	(476)	(298)	(1,429)
Proceeds from option exercise	—	38	2,430
Borrowings on lines of credit	147,837	117,712	145,795
Payments on lines of credit	(143,121)	(118,409)	(132,695)
Payments to retire preferred operating partnership units	—	(4,500)	(8,175)
Proceeds from issuance of notes payable and other debt	54,500	39,825	102,100
Payments on notes and other debt	(17,367)	(13,849)	(68,675)
Payments for deferred financing costs	(338)	(799)	(1,289)
Distributions to shareholders and OP unit holders	(52,133)	(46,337)	(49,075)
Net cash used for financing activities	(11,098)	(26,617)	(11,013)
Net increase (decrease) in cash and cash equivalents	747	2,232	(2,697)
Cash and cash equivalents, beginning of period	5,415	3,183	5,880
Cash and cash equivalents, end of period	$6,162	$5,415	$3,183
SUPPLEMENTAL INFORMATION:
Cash paid for interest, including capitalized amounts of $0, $5, and $60 in 2008, 2007 and 2006, respectively	$56,567	$60,001	$59,604
Cash paid for state income taxes	$249	$—	$—
Cash paid for interest on mandatorily redeemable debt	$3,433	$3,573	$3,933
Noncash investing and financing activities:
Debt assumed for rental properties	$—	$—	$4,500
Unrealized gain (loss) on interest rate swaps	$(1,995)	$(1,676)	$288
Rental homes transferred from inventory to investment property for use in Rental Program	$6,819	$6,128	$16,361
Financed home sales transferred from inventory and investment property to notes receivable	$15,872	$9,931	$6,557

The accompanying notes are an integral part of the consolidated financial statements

1.	Summary of Significant Accounting Policies

Business

Sun Communities, Inc. (the “Company”) is a real estate investment trust (“REIT”) which owns and operates 136 manufactured housing communities at December 31, 2008, located in 18 states concentrated principally in the Midwest, South, and Southeast comprising 47,613 developed sites and 6,081 sites suitable for development.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

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

The minority interests include 2.2 million Common Operating Partnership Units (“OP Units”) that are convertible into an equivalent number of shares of the Company’s common stock. Such conversion would have an effect on earnings (loss) per share. Earnings (losses) are allocated to shares of outstanding common stock, but are not allocated to OP units. The minority interests were adjusted in 2007 and 2006 to their relative ownership interest when OP Units or common stock were issued, converted, or retired by reclassification to/from paid-in capital.

Preferred OP Units (“POP Units”) of $49.4 million, which are mandatorily redeemable, are included in debt at December 31, 2008 and 2007, pursuant to the adoption of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity”. These POP Units pay priority returns at rates ranging from 6.5 percent to 7.8 percent and mature between 2009 and 2014. Of these POP Units, $35.8 million are convertible into shares of the Company’s common stock or OP Units at a conversion price $68 per unit. The maximum amount that the Company is required to pay to redeem its POP Units is $49.4 million and, if converted, approximately 526,000 shares of the Company’s capital stock or OP Units would be issued.

Investment Property

Rental property is recorded at cost, less accumulated depreciation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. The estimated fair value of long lived assets was calculated based on discounted future cash flows associated with the asset and any potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. Management determined certain impairment reviews were required as of December 31, 2008, as decisions were made to limit development of certain assets. Due to local economic conditions, estimated costs to develop and low estimated return on investment the Company determined to limit development in three development communities. The properties are located in Michigan, Nevada and North Carolina. Each had considerable up front development costs. A fourth property, located in Indiana, was found to be impaired based on its negative cash flows and management's estimate of continued negative cash flows. The Company also made a decision to stop providing cable television service at various communities as the business line could not provide the return on investment to justify the capital investment required to keep up with the technological advances in the offered product. As a result of the impairment analysis, the Company recognized non-cash impairment charges of $13.1million.

The following table describes the significant components of long-lived asset impairments recorded for the year ended December 31, 2008: (amounts in thousands)

	Properties	Cable Company	Total
Land	$825	$—	$825
Land held for development	1,000	—	1,000
Land Improvements	7,262	2,160	9,422
Equipment	—	1,924	1,924
Total asset impairment charge	$9,087	$4,084	$13,171

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

Depreciation and amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $2.0 million as of December 31, 2008, of which $1.7 million was redeemed from an overnight deposit fund for the full amount in early January 2009.

Notes and Accounts Receivable

Notes and accounts receivable are stated at their outstanding balance reduced by allowance for uncollectible accounts. The Company evaluates the recoverability of its receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. The ability to collect the notes is measured based on current and historical information and events. When making this evaluation, numerous factors are considered including: length of delinquency, estimated costs to lease or sell, and the Company’s repossession history. For installment notes and collateralized receivables, the Company reserves for the excess of the cost of repossession (principal balance at time of repossession plus estimated cost of repair) over the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions and applied to the Company’s estimated annual future repossessions to create the allowance for installment notes and collateralized receivables. For receivables relating to community rents, the Company reserves for receivables when it believes collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due.

Share-Based Compensation

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

Investments in Affiliates – Origen Financial, Inc.

In October 2003, the Company purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). The Company owns approximately 19% of Origen as of December 31, 2008, and its investment is accounted for using the equity method of accounting. As of December 31, 2008, the Company’s investment in Origen had a market value of approximately $3.0 million based on a quoted market closing price of $0.59 per share from the “Pink Sheet Electronic OTC Trading System”.

Origen was a publicly traded real estate investment trust that originated and serviced manufactured home loans. In March 2008, Origen announced that conditions in the credit markets had adversely impacted Origen’s business and financial condition. In response, Origen suspended loan originations and took steps to right-size its work force. Following this announcement, Origen executed its asset disposition and management plan and sold $176 million of unsecuritized loans, and its servicing and origination platform. In December 2008, Origen voluntarily delisted its common stock from the NASDAQ Global Market and deregistered its common stock under the Securities and Exchange Act of 1934. Currently, Origen is actively managing its residual interests in securitized loans, whole loans, and bond holdings which provide continuing cash flows for the organization.

The Company considered the provisions of Accounting Principles Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and concluded that recognition of an other than temporary impairment was required as of December 31, 2008, 2007, and 2006 for its investment in Origen. The Company considered numerous factors, including:

•	The length of time and extent to which the market value has been less than cost,

•	The financial condition and near-term prospects of Origen,

•	The intent and ability of the Company to retain its investment in Origen for a period of time sufficient to allow for any anticipated recovery in market value,

•	The condition and trend of the economic cycle,

•	Origen’s financial performance and projections

•	Trends in the general market,

•	Origen’s capital strength and liquidity, and

•	Origen’s dividend payment record.

The Company also considered various indicators of fair value, including multiples of book value, multiples of EBITDA, book value, tangible book value, estimated cash flows and market price. As a result of its analysis, the Company recorded losses from affiliate of $16.5 million, $8.0 million, and $16.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. These losses are comprised of: 1) other than temporary charges to the carrying value of the Origen investment; and 2) our equity allocation of the anticipated losses from Origen. The components of loss from affiliate related to Origen are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Equity income (loss) from affiliate	$(6,851)	$(6,099)	$1,417
Other than temporary impairment charges	(9,619)	(1,870)	(18,000)
Total loss from affiliate	$(16,470)	$(7,969)	$(16,583)

Summarized estimated consolidated financial information of Origen at December 31, 2008, 2007 and 2006 is presented below before elimination of inter-company transactions (amounts in thousands):

	2008	2007	2006
Loans receivable	$911,947	$1,193,916	$950,226
Other assets	53,586	90,285	122,841
Total assets	$965,533	$1,284,201	$1,073,067

Warehouse and securitization financing	$775,120	$1,057,722	$816,533
Repurchase agreements	—	17,653	23,582
Other liabilities	112,218	60,441	28,488
Total liabilities	887,338	1,135,816	868,603
Equity	78,195	148,385	204,464
Total liabilities and equity	$965,533	$1,284,201	$1,073,067

Revenues	$89,923	$94,902	$75,267
Expenses, net	112,521	93,842	75,031
Gain on sale of origination and insurance platform	551	—	—
Loss on sale of loans	(22,377)	—	—
Goodwill impairment	—	32,277	—
Investment impairment	32	9,179	114
Income (loss) from continuing operations before cumulative effect of accounting change	(44,456)	(40,396)	122
Discontinued operations	9,092	8,629	6,803
Cumulative effect of accounting change	—	—	46
Net income (loss)	$(35,364)	$(31,767)	$6,971

Equity income (loss) from Origen affiliate	$(6,851)	$(6,099)	$1,417
Other than temporary impairment charges	(9,619)	(1,870)	(18,000)
Total loss from Origen affiliate	$(16,470)	$(7,969)	$(16,583)

Investments in Affiliates – Origen Financial Services, LLC

In August 2008, the Company entered into an agreement with four unrelated companies (“Members”) to form a new limited liability company, Origen Financial Services, LLC (the “LLC”). The Company contributed cash of $0.5 million toward the formation of the limited liability company. The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members thereby eliminating the need for the Company to become licensed to originate loans in each of the 18 states in which it does business. The Company owns 25.0 percent of the LLC as of December 31, 2008, and the investment is accounted for using the equity method of accounting.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to two years and are renewable by mutual agreement of the Company and resident or, in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. The Company reports certain taxes collected from the resident and remitted to taxing authorities in revenue. These taxes included Florida’s property and fire taxes. Interest income on notes receivable is recorded on a level yield basis over the life of the notes.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Capitalized Costs

The Company capitalizes certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of its properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized, as intangible assets, and are amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing the Company’s new computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the shorter maturities of these instruments. The fair value of the Company’s long-term indebtedness, which is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities, is greater than the carrying value by approximately $14.6 million and $44.4 million at December 31, 2008 and 2007, respectively. Potential expenses that would be incurred in an actual sale or settlement are not taken into consideration.

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

The swap agreements were effective April 2003, and have the effect of fixing interest rates relative to a collateralized term loan due to Fannie Mae. One swap fixes $25 million of variable rate borrowings at 4.84 percent through July 2009. The second swap matures in July 2012, with an effective fixed rate of 5.28 percent and a notional amount of $25 million. The interest rate cap agreement has a cap rate of 9.9 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. Each of the Company’s derivative contracts is based upon 90-day LIBOR.

The Company has designated the two swaps and the interest rate cap as cash flow hedges for accounting purposes. The changes in the value of these hedges are reflected in accumulated other comprehensive loss on the balance sheet. These three hedges were highly effective and had minimal effect on income. An additional swap matured in July 2007 and did not qualify as a hedge for accounting purposes and, accordingly, the entire change in valuation, was reflected as a component of interest expense. The valuation adjustment decreased interest expense by $0.3 million for each of the years ended December 31, 2007 and December 31, 2006.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires all derivative instruments to be carried at fair value on the balance sheet, the Company has recorded a liability of $2.9 million and $0.9 million as of December 31, 2008 and 2007, respectively.

These valuation adjustments will only be realized if the Company terminates the swaps prior to maturity. This is not the intent of the Company and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero. From time to time, the Company is required to provide cash collateral for its swaps. At December 31, 2008 and 2007, the Company had collateral deposits recorded in other assets of $4.4 million and $1.4 million, respectively.

The Company entered into two additional swap agreements in late December 2008 and February 2009 which become effective on January 2, 2009 and February 13, 2009, respectively. One swap agreement fixes $20.0 million of variable rate borrowings at 2.73 percent through January 2014 and is based upon 90-day LIBOR. The second swap agreement fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets

The Company is subject to certain state taxes that are considered income taxes and has certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market.

Advertising Costs

Advertising costs are expensed as incurred.

Reclassifications

Certain 2006 and 2007 amounts have been reclassified to conform to the 2008 financial statement presentation. Such reclassifications had no effect on results of operations as originally presented.

Use of Estimates

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

2. Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	As of December 31,
	2008	2007
Land	$116,292	$117,310
Land improvements and buildings	1,177,362	1,184,257
Rental homes and improvements	184,933	170,227
Furniture, fixtures, and equipment	34,050	36,433
Land held for future development	26,986	30,199
Investment property	1,539,623	1,538,426
Less: Accumulated depreciation	(450,319)	(404,222)
Investment property, net	$1,089,304	$1,134,204

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

During 2008, the Company sold approximately 82 acres of undeveloped land that resulted in a $3.3 million gain.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Secured Borrowing and Collateralized Receivables

During 2008, the Company completed various transactions involving its installment notes. The Company has received a total of $27.5 million of cash proceeds in exchange for relinquishing its right, title and interest in the installment notes. The Company is subject to certain recourse provisions requiring the Company to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.

FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered, which includes, amongst other things: (1) the transferred assets have been isolated from the transferor, including put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When a company transfers financial assets and fails any one of the SFAS 140 criteria, the company is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. The determination about whether the isolation criteria of SFAS 140 have been met to support a conclusion regarding surrender of control is largely a matter of law. As such, the evidence required for testing whether or not the first criteria of SFAS 140 has been satisfied requires a legal "true sale" opinion analyzing the treatment of the transfer under state laws as if the Company was a debtor under the bankruptcy code. A "true sale" legal opinion includes several legally relevant factors, including the nature of retained interests in the loans sold. Legal opinions as to a "true sale" are never absolute and unconditional, but contain qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law.

It was the intent of both parties for these transactions to qualify for sale accounting under SFAS 140 and the terms of the agreements clearly stipulate that the Company has no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. In addition, the transferee has obtained the right to pledge or exchange the installment notes. For federal tax purposes, the Company treats the transfers of loans which do not qualify as “true sales” under SFAS 140, as sales.

Notwithstanding these facts, the Company was unable to satisfy the first criteria for sale accounting treatment under SFAS 140 and therefore, the Company has recorded these transactions as a transfer of financial assets. The transferred assets have been classified as collateralized receivables and the cash proceeds received from these transactions have been classified as a secured borrowing in the consolidated balance sheet.

The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at the same interest rates. The amount of interest income and expense recognized was $1.3 million for the year ended December 31, 2008. The collateralized receivables and secured borrowings are reduced as the related installment notes are collected from the customers. The balance of the collateralized receivables was $26.1 million, net of a loan loss provision of $0.1 million as of December 31, 2008. The outstanding balance on the secured borrowing was $26.2 million as of December 31, 2008.

In the event of note default, and subsequent repossession of a manufactured home, the terms of the agreement require the Company to repurchase the manufactured home. Default is defined as the failure to repay the installment note according to contractual terms. If default on the installment note results in repossession of the home, the home is repurchased. The repurchase price is calculated as a percentage of the outstanding principal balance of the installment note, plus any outstanding late fees, accrued interest, legal fees and escrow advances associated with the installment note. The percentage used to determine the repurchase price of the outstanding principal balance on the installment note is based on the number of payments made on the note. In general, based on the number of payments made since the loan origination date, the repurchase price is determined as follows:

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	As of December 31,
	2008	2007
Installment notes receivable on manufactured homes, net	$21,232	$30,429
Collateralized receivables, net (see Note 3)	26,159	—
Other receivables, net	10,106	6,417
Total notes and other receivables, net	$57,497	$36,846

The installment notes of $21.2 million and $30.4 million as of December 31, 2008 and 2007, respectively, are collateralized by manufactured homes. The installment notes are presented net of allowance for losses of $0.1 million and $0.2 million as of December 31, 2008 and 2007, respectively. The installment notes represent financing provided by the Company to purchasers of manufactured homes located in its communities. The installment notes receivable have interest payable monthly at a net weighted average interest rate and a maturity of 7.6 percent and 13.8 years and 7.3 percent and 13.2 years at December 31, 2008 and 2007, respectively.

During 2008, the Company completed various transactions involving its installment notes. The Company has received a total of $27.5 million of cash proceeds in exchange for relinquishing its right, title and interest in the installment notes. These transactions were recorded as a transfer of financial assets. The transferred assets have been classified as collateralized receivables with a net balance of $26.1 million as of December 31, 2008. The collateralized receivables have interest payable monthly at a weighted average interest rate and a maturity of 10.1 percent and 14.0 years, respectively, as of December 31, 2008. See Note 3 for additional information.

The reduction in the aggregate principal balance of Collateralized receivables of $1.4 million during 2008 is due to the following items:

•	Principal payments and payoffs from the Company’s customers - $0.8 million.
•	Repurchase of the underlying collateral (manufactured homes) - $0.5 million.
•	Establishment of allowance for losses - $0.1 million.

Other receivables were comprised of amounts due from residents of $1.6 million (net of allowance of $0.3 million), home sale proceeds of $3.7 million, and employee loan of $0.5 million, insurance proceeds of $0.3 million, and rebates and other receivables of $4.0 million as of December 31, 2008. Other receivables were comprised of amounts due from residents of $1.7 million (net of allowance of $0.3 million), home sale proceeds of $1.1 million, insurance proceeds of $0.3 million, and rebates and other receivables of $3.3 million as of December 31, 2007.

Officer’s notes, presented as a reduction to stockholders’ equity in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The following table sets forth certain information regarding officer’s notes as of December 31, 2008 and 2007 (in thousands except for shares and units):

	As of December 31,
	2008			2007
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$963	59,263	—	$1,010	62,151	—
Secured - $6.6 million	4,894	131,591	94,669	5,132	138,003	99,282
Secured - $1.0 million	757	70,057	—	794	73,470	—
Unsecured - $1.0 million	757	—	—	794	—	—
Unsecured - $1.3 million	963	—	—	1,010	—	—
Total promissory notes	$8,334	260,911	94,669	$8,740	273,624	99,282

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. Based on the Company’s $14.00 closing share price as of December 31, 2008, the value of secured shares and secured OP units total approximately $5.0 million. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $0.4 million and $0.3 million for the years 2008 and 2007, respectively. Total interest was $0.5 million, $0.6 million, and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The notes are due in three installments on December 31, 2008, 2009 and 2010. The officer’s notes allow for a 10 day grace period and the payment due on December 31, 2008, in the amount of $2.8 million, was paid in full on January 9, 2009.

5. Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	As of December 31,
	2008	2007
Collateralized term loans - CMBS, 4.93-5.32%, due July 1, 2011-2016.	$478,907	$486,063
Collateralized term loans - FNMA, of which $102.4M is variable, due April 28, 2014 and January 1, 2015, at the Company’s option, interest at 4.72 - 5.20% and 4.51 - 5.20% as of December 31, 2008 and 2007, respectively.	377,651	381,587
Preferred OP units, redeemable at various dates from December 1, 2009 through January 2, 2014, average interest at 6.8% and 7.2% as of December 31, 2008 and 2007, respectively.	49,447	49,447
Secured borrowing, maturing at various dates from May 5, 2009 through December 11, 2028, average interest at 10.1% as of December 31, 2008 (see Note 3).	26,211	—
Mortgage notes, other, maturing at various dates from June 1, 2009 through May 1, 2017, average interest at 5.43% and 6.10% as of December 31, 2008 and 2007, respectively.	206,936	184,875
Total debt	$1,139,152	$1,101,972

The collateralized term loans totaling $856.6 million as of December 31, 2008, are secured by 87 properties comprising of 31,163 sites representing approximately $558.0 million of net book value. The mortgage notes totaling $206.9 million as of December 31, 2008, are collateralized by 18 communities comprising of 6,427 sites representing approximately $178.3 million of net book value.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of December 31, 2008 and 2007 was $85.8 million and $85.4 million, respectively. In addition, $3.3 million and $3.4 million of availability were used to back standby letters of credit as of December 31, 2008 and 2007, respectively. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at the Company’s option. The weighted average interest rate on the outstanding borrowings was 2.66 percent as of December 31, 2008. The borrowings under the line of credit mature October 1, 2011 assuming the election of a one year extension that is available at the Company’s discretion. As of December 31, 2008 and 2007, $25.9 million and $26.2 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

The Company also had the potential to utilize a floor plan facility that allowed for draws on new home purchases up to $40.0 million. The facility matured on March 1, 2009. As of December 31, 2008 and 2007, the outstanding balance on the floor plan was $4.6 million and $7.6 million, respectively. The interest rate on the facility was at Prime (3.25 percent at December 31, 2008) for purchases prior to October 2008. For purchases made after October 2008, the interest rate on the facility was at the greater of Prime or 5.0 percent. Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month.

During 2008, the Company completed various transactions involving its installment notes. These transactions were recorded as a transfer of financial assets, and the cash proceeds related to these transactions were recorded as a secured borrowing. See Note 3 for additional information.

The Company completed a financing of $27.0 million with a bank in June 2008. The loan has a three year term, with a two year extension at the Company’s option. The terms of the loan require interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, or Prime plus 25 basis points (3.5 percent was the effective rate as of December 31, 2008). The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down the Company’s lines of credit.

The Company had $13.7 million of Series B-3 Preferred OP Units that were redeemable at various dates from December 1, 2009 through January 1, 2011. In October 2008, the Company completed a three year extension on the redemption dates for $11.9 million of these units; the remaining $1.8 million of these units mature in accordance with the original agreement.

Subsequent to year end, the Company redeemed $0.5 million of the $1.8 million of the Preferred OP units on January 13, 2009.

In April 2007, the Company extended $15.8 million of debt with an original maturity date of April 1, 2007. The transaction extended the maturity date of the debt to April 1, 2012, and reduced the spread over LIBOR by 25 basis points, to LIBOR + 150 basis points. As part of the transaction, the Company paid down the principal balance of the debt by $1.0 million. The transaction was accounted for as a modification of debt.

In February 2007, the Company redeemed $4.5 million of Preferred OP units.

In January 2007, the Company completed financings of $17.5 million and $20.0 million at interest rates of 5.842 percent and 5.825 percent, respectively. The loans are secured by two properties comprising of 781 sites representing approximately $18.2 million of net book value and have interest only payments for a term of 10 years. The proceeds from both financings were used to pay down the Company’s revolving line of credit.

As of December 31, 2008, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

		Maturities and Amortization By Year
	Total Due	2009	2010	2011	2012	2013	After 5 years
Debt	$1,112,941	$24,684	$14,408	$117,100	$31,169	$43,715	$881,865
Secured borrowing	26,211	1,115	1,226	1,339	1,462	1,524	19,545
Lines of credit	90,419	4,619	—	85,800	—	—	—
Total	$1,229,571	$30,418	$15,634	$204,239	$32,631	$45,239	$901,410

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The most restrictive of the Company’s debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. As of December 31, 2008 and 2007, the Company was in compliance with all covenants.

6. Share-Based Compensation

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

The Company adopted SFAS 123(R) effective January 1, 2006, using the “modified prospective” method permitted by SFAS 123(R) in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. An estimate of future forfeitures is incorporated into the determination of compensation cost for restricted stock grants and stock options. The effect of this estimate of future forfeitures was the reversal of previously recorded compensation expense of $0.3 million on restricted stock grants that were not vested as of January 1, 2006. Accordingly, the cumulative effect of adopting SFAS 123(R) in 2006 was a decrease in net loss of $0.3 million and an increase in basic and diluted earnings per share of $0.02 in 2006.

Total share-based compensation costs recorded for the years ended December 31, 2008, 2007 and 2006, were $2.0 million, $1.1 million, and $3.2 million (excluding the impact of the $0.3 million reversal recorded from the adoption SFAS 123(R) in 2006), respectively.

The Company awards restricted stock and options to its employees under its Second Amended and Restated Stock Option Plan (the “Plan”). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and other stock based awards. The Company believes that the awards better align the interests of its employees with those of its shareholders and has provided these incentives to attract and retain executive officers and key employees. The Company has 205,906 securities to be issued upon exercise of outstanding options, and 81,018 remaining securities authorized for future issuance under the Company’s equity compensation plans as of December 31, 2008.

Restricted Stock

The Company’s primary share-based compensation is restricted stock. The following table summarizes the Company’s restricted stock activity for the year ended December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2008	281,711	$35.08
Granted	25,000	$19.92
Vested	(113,313)	$34.67
Forfeited	(1,463)	$34.25
Unvested restricted shares at December 31, 2008	191,935	$33.35

The remaining compensation expense to be recognized associated with the 191,935 restricted shares outstanding at December 31, 2008 is approximately $4.5 million. That expense is expected to be recognized $2.3 million in 2009, $1.4 million in 2010, $0.5 million in 2011 and $0.3 million thereafter. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.9 million, $1.8 million, and $2.1 million of compensation expense, respectively, related to its outstanding restricted stock. Recipients receive dividend payments on the unvested shares of restricted stock. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $3.9 million, $2.1 million, and $2.3 million, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-Based Restricted Stock

At December 31, 2006, the Company had 93,750 shares performance-based restricted stock which was to be awarded based on the compounded annual growth rate of the Company’s per share funds from operations (“FFO”) as determined by comparing the per share FFO for the year ended December 31, 2009, with the per share FFO for the year ended December 31, 2005. The Company needed to achieve compounded annual growth of at least 5 percent for the recipients to receive any amount of the award and at least 9 percent to receive the entire share award. In the twelve months ended December 31, 2006, the Company recognized $0.6 million of compensation expense related to these shares based on an estimated award of 43,753 shares in March 2010. In the nine months ended September 30, 2007, the Company recognized an additional $0.2 million of compensation expense related to these shares.

During the fourth quarter of 2007, the Company determined that the performance targets were not probable of being achieved. As a result, the Company reversed all the compensation expense associated with the performance-based restricted stock award in the amount of $0.8 million. On December 30, 2007, the Company modified the performance based restricted stock award altering certain provisions including required performance targets and, potentially, the named recipients of the awards. In early 2008, these performance-based restricted stock awards were cancelled.

Options

At December 31, 2008, the Company had 133,406 options outstanding and exercisable under the Plan. The Company issues new shares at the time of share option exercise (or share unit conversion). Option awards have not been granted in the years ended December 31, 2008, 2007, and 2006. The options that had been granted in prior years fully vested in 2006 and the Company has not recognized any compensation expense for these options in the years ended December 31, 2008 and 2007. The Company recognized compensation expense of approximately $0.3 million in the year ended December 31, 2006. The following table summarizes the Company’s option activity during the year ended December 31, 2008:

	Number of options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at January 1, 2008	210,137	$31.64	2.2	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(76,731)	$33.59	n/a	—
Options outstanding at December 31, 2008	133,406	$30.51	2.4	$—

Options vested and exercisable at December 31, 2008	133,406	$30.51	2.4	$—

Phantom Liability Awards

At December 31, 2008, the Company had 12,113 unvested phantom liability awards with an aggregate fair value of approximately $0.2 million based on the Company’s closing share price of $14.00 as of December 31, 2008. The phantom awards pay cash bonuses per share equal to the amount of dividend paid per share of common stock. The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom liability awards is $0.1 million.

The value of the awards is remeasured at each reporting date. As the Company’s stock price rises, the phantom liability awards increase in value, along with the associated compensation expense. Accordingly, as the Company’s stock price declines, the phantom liability awards decrease in value, along with the associated compensation expense. The Company’s stock price has been subject to market volatility, and the stock price has declined since the awards were initially granted. This has resulted in a reduced compensation expense for the Company for the phantom liability awards.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2008 and 2007, the Company recognized an immaterial amount of compensation expense related to these phantom awards. For the year ended December 31 2006, the Company recorded compensation expense of approximately $0.1 million related to these phantom awards. The following table summarizes the phantom liability award activity for the year ended December 31, 2008:

	Number of Shares	Aggregate Fair Value (in 000’s)
Unvested phantom liability awards at January 1, 2008	20,417	$430
Granted	—	—
Vested	(6,354)	(115)
Forfeited	(1,950)	n/a
Unvested phantom liability awards at December 31, 2008	12,113	$170

Performance-Based Phantom Liability Awards

At December 31, 2006, the Company had 18,750 unvested performance-based phantom liability awards which were to be awarded based on the compounded annual growth rate of the Company’s per share funds from operations (“FFO”) as determined by comparing the per share FFO for the year ended December 31, 2009, with the per share FFO for the year ended December 31, 2005. The Company needed to achieve compounded annual growth of at least 5 percent for the recipient to receive any amount of the award and at least 9 percent to receive the entire share award. The performance-based phantom liability awards pay cash bonuses per vested share equal to the average of the highest and lowest selling price on March 1, 2010. For the twelve months ended December 31, 2006, the Company expensed $0.1 million of compensation related to these performance-based phantom liability awards based on an estimated award of 8,750 shares in March 2010.

During the fourth quarter of 2007, the Company determined that the performance targets were not probable of being achieved. As a result, the Company reversed all the compensation expense associated with the performance-based phantom liability awards in the amount of $0.1 million. On December 30, 2007, the Company modified the performance-based phantom liability awards altering certain provisions including required performance targets and, potentially, the named recipients of the awards. In early 2008, the performance-based phantom liability awards were cancelled.

Director Option Awards

The Company has a 1993 and a 2004 Non-Employee Director Option Plan (“Director Plans”) which each authorize the issuance of 100,000 options to non-employee directors. In July 2008, the Company issued 10,500 director options under its 2004 Non-Employee Director Option Plan. There are 90,000 options remaining to be awarded under these two plans. At December 31, 2008, the Company had 72,500 options outstanding under the Director Plans, of which 20,000 were unvested. The 20,000 unvested options will vest as follows: 9,500 options in 2009, 7,000 options in 2010, and 3,500 options in 2011.

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the periods indicated:

	July 2008 Award	May 2007 Award	May 2006 Award	March 2006 Award
Estimated fair value per share of options granted	$1.17	$2.66	$2.31	$3.59
Number of options granted	10,500	10,500	7,500	7,500

Assumptions:
Annualized dividend yield	14.70%	8.43%	8.20%	7.19%
Common stock price volatility	22.14%	17.24%	17.05%	17.04%
Risk-free rate of return	3.63%	4.76%	5.05%	4.68%
Expected option term (in years)	7.3	7.3	7.5	7.5

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Directors’ option activity for the year ended December 31, 2008:

	Number of options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s)
Options outstanding at January 1, 2008	76,000	$33.64	4.5	$—
Granted	10,500	$17.20	10.0	—
Exercised	—	—	—	—
Expired	(14,000)	$32.96	n/a	—
Options outstanding at December 31, 2008	72,500	$31.39	5.1	$—

Options vested and expected to vest	72,500	$31.39	5.1	$—

Options exercisable at December 31, 2008	52,500	$34.36	3.7	$—

The compensation expense associated with the Directors’ option was not significant for the years ended December 31, 2008, 2007, and 2006.

7. Stockholders’ Equity (Deficit)

The Board of Directors approved and authorized the Company to enter into a new Shareholder Rights Plan (the “Plan”), effective in June 2008, to replace the shareholder rights plan adopted ten years ago that expired in June 2008. The Plan will expire June 2018.

The Plan enhances the ability of the Board of Directors to ensure that shareholders of the Company realize the long-term value of their investment and receive fair and equal treatment in connection with any take-over bid for the outstanding common shares of the Company. While the issuance of rights under the Plan will not wholly prevent a takeover, it should encourage a potential acquirer of the Company to negotiate with the Board of Directors prior to attempting a takeover.

The rights are not immediately exercisable, and generally only become exercisable if a person or group acquires 15% or more of Sun Communities, Inc.’s outstanding common stock or announces a tender offer which would, if consummated, result in ownership of 15% or more of such stock. If either event occurs, each right would entitle its holder (other than such person or member of such group) to purchase, at the applicable exercise price, a number of shares of Sun Communities, Inc. common stock having a market value that would be twice such exercise price.

The rights are redeemable for $.001 per right at the option of the Board of Directors, subject to certain exceptions.

In November 2004, the Company was authorized to repurchase up to 1,000,000 shares of its common stock by its Board of Directors. The Company has 400,000 common shares remaining in the repurchase program. No common shares have been repurchased during 2008, 2007, or 2006.

In October 1996, as last amended in March 2002, the Securities and Exchange Commission declared effective the Company’s shelf registration statement on Form S-3 for the proposed offering, from time to time, of up to $300 million of our common stock, preferred stock and debt securities. The registration statement expired December 31, 2008. In addition to such debt securities, preferred stock and other common stock the Company may have sold under the registration statement, the Company registered 1,600,000 shares of its common stock pursuant to a sales agreement that was entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on October 21, 2001 and 967,642 shares and 33,549 shares were sold prior to 2007 and in 2007, respectively. The Company sold shares of common stock under the sales agreement with Brinson Patrick Securities Corporation during 2007 at the price of the Company’s common stock prevailing at the time of each sale. The Company received net proceeds of approximately $1.0 million, for the twelve months ended December 31, 2007 as a result of these sales. The Company has not sold shares of common stock, or received any proceeds related to the sale of common stock during 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Other Income (Loss)

The components of other income are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Gain (loss) on sale of land	3,336	(45)	162
Brokerage commissions	$588	$701	$1,083
Loss on disposition of assets, net	(1,112)	(1,304)	(907)
Lawsuit settlement	—	—	399
Other	(338)	40	296
Total other income (loss)	$2,474	$(608)	$1,033

9. Segment Reporting

The consolidated operations of the Company can be segmented into real property operations segments and home sales and rentals. Transactions between the Company’s segments are recorded at cost. A presentation of segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$196,206	$52,010	$248,216
Operating expenses/Cost of sales	66,385	39,959	106,344
Net operating income/Gross profit	129,821	12,051	141,872
Adjustments to arrive at net loss:
Other revenues	5,739	1,092	6,831
General and administrative	(16,418)	(6,734)	(23,152)
Depreciation and amortization	(46,263)	(18,735)	(64,998)
Asset impairment charge	(13,171)	—	(13,171)
Interest expense	(64,088)	(69)	(64,157)
Equity loss from affiliates	(16,470)	(28)	(16,498)
Provision for state income taxes	(336)	—	(336)
Minority interest	(839)	—	(839)
Net loss	$(22,025)	$(12,423)	$(34,448)

	Year Ended December 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$191,427	$41,745	$233,172
Operating expenses/Cost of sales	65,259	32,011	97,270
Net operating income/Gross profit	126,168	9,734	135,902
Adjustments to arrive at net loss:
Other revenues	2,301	483	2,784
General and administrative	(14,610)	(6,093)	(20,703)
Depreciation and amortization	(45,714)	(16,764)	(62,478)
Interest expense	(65,360)	(180)	(65,540)
Equity loss from affiliate	(7,969)	—	(7,969)
Provision for state income taxes	(768)	—	(768)
Minority interest	2,129	—	2,129
Net loss	$(3,823)	$(12,820)	$(16,643)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2006
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$187,535	$35,093	$222,628
Operating expenses/Cost of sales	63,985	26,627	90,612
Net operating income/Gross profit	123,550	8,466	132,016
Adjustments to arrive at net loss:
Other revenues	4,497	653	5,150
General and administrative	(16,406)	(6,544)	(22,950)
Depreciation and amortization	(45,571)	(14,729)	(60,300)
Fees and other costs associated with extinguishment of debt	(720)	—	(720)
Interest expense	(64,762)	(356)	(65,118)
Equity loss from affiliate	(16,583)	—	(16,583)
Minority interest	3,248	—	3,248
Loss before cumulative effect of change in accounting principle	(12,747)	(12,510)	(25,257)
Cumulative effect of change in accounting principle	289	—	289
Net loss	$(12,458)	$(12,510)	$(24,968)

Selected balance sheet data	As of December 31,
	2008			2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$954,196	$135,108	$1,089,304	$998,412	$135,792	$1,134,204
Cash and cash equivalents	6,138	24	6,162	5,042	373	5,415
Inventory of manufactured homes	—	13,058	13,058	—	12,082	12,082
Investment in affiliates	3,300	472	3,772	20,000	—	20,000
Notes and other receivables	52,713	4,784	57,497	34,976	1,870	36,846
Other assets	34,798	2,408	37,206	35,116	2,160	37,276
Total assets	$1,051,145	$155,854	$1,206,999	$1,093,546	$152,277	$1,245,823

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. In addition, frequent changes occur in the area of REIT taxation which requires the Company to continually monitor its tax status. The Company analyzed the various REIT tests and confirmed that it continued to qualify as a REIT for the year ended December 31, 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2008, 2007, and 2006, distributions paid per share were taxable as follows (unaudited):

	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.32	12.8%	$0.05	1.8%	$0.14	5.6%
Capital gain	0.10	3.8%	—	0.0%	—	0.0%
Return of capital	2.10	83.4%	2.47	98.2%	2.38	94.4%
Total distributions paid	$2.52	100.0%	$2.52	100.0%	$2.52	100.0%

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

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$9,964	$8,899
Real estate assets	11,128	8,463
Amortization of intangibles	(120)	(109)
Gross deferred tax assets	20,972	17,253
Less: valuation allowance	(19,972)	(16,253)
Net deferred tax assets	$1,000	$1,000

SHS has net operating loss carry forwards of approximately $29.3 million at December 31, 2008. The loss carryforwards will begin to expire in 2021 through 2027 if not offset by future taxable income. Management believes its deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. No federal tax expense was recognized in the years ended 2008, 2007, and 2006.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company previously had accounted for tax contingencies in accordance with FASB Statement No. 5, “Accounting for Contingencies”. As required by FIN 48, which clarifies FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the adoption of FIN 48, the Company did not recognize any increase in the liability for unrecognized tax benefits, which would have been accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had no unrecognized tax benefits. There have been no material changes to the unrecognized tax benefits during the year ended December 31, 2008, nor are any expected within the next twelve months.

In July 2007, the State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan single business tax with a combined business income tax and modified gross receipts tax. These new taxes took effect January 1, 2008 and, for purposes of SFAS 109, are properly reflected as an income tax for financial statement reporting purposes as of the enactment date. This represents a change in the reporting of Michigan taxes as the Michigan single business tax was reflected as an administrative expense and not an income tax. The Company recorded a deferred tax liability of $0.5 million and $0.6 million, at December 31, 2008 and 2007, respectively, in relation to this tax.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Texas Margin Tax was enacted into law in May, 2006 and became effective in 2007 for calendar year taxpayers. For purposes of SFAS 109, this tax is also properly reflected as an income tax for financial reporting purposes. No deferred tax liability is recorded in relation to this tax.

Total state income tax expense reported in the financial statements for 2008 is approximately $0.3 million. On an ongoing basis, the Company will be reflecting the Michigan Business Tax and Texas Margin Tax as income taxes in its financial statements.

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

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. As of the date of adoption of FIN 48, no interest or penalty associated with any unrecognized tax benefit was accrued, nor was any interest or penalty recognized during the year ended December 31, 2008.

11. Loss Per Share

The Company has outstanding stock options, unvested restricted shares and convertible Preferred OP units which if converted or exercised may impact dilution. The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share (amounts in thousands).

	Years Ended December 31,
	2008	2007	2006
Loss used for basic and diluted loss per share computation:
Net loss	$(34,448)	$(16,643)	$(24,968)

Weighted average shares used for basic loss per share	18,176	17,938	17,641
Dilutive securities: stock options and other	—	—	—
Diluted weighted average shares	18,176	17,938	17,641

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

	As of December 31,
	2008	2007	2006
Stock options	206	286	303
Unvested restricted stock	192	282	346
Convertible preferred OP units	526	526	526
Total securities	924	1,094	1,175

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the Company had reported net income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Quarterly Financial Information (Unaudited)

The following is a condensed summary of the Company’s unaudited quarterly results for years ended December 31, 2008 and 2007.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2008
Total revenues	$64,954	$65,474	$61,433	$63,186
Total expenses	63,848	65,928	64,573	77,473
Income (loss) from operations	1,106	(454)	(3,140)	(14,287)

Loss from affiliates	(4,830)	(7,720)	(1,486)	(2,462)
Net loss	(3,095)	(7,368)	(5,493)	(18,492)
Weighted average common shares outstanding	18,077	18,162	18,213	18,252
Loss per common share-basic and diluted	$(0.17)	$(0.41)	$(0.30)	$(1.01)

2007
Total revenues	$61,357	$57,946	$57,366	$59,287
Total expenses	61,587	60,903	62,352	61,149
Loss from operations	(230)	(2,957)	(4,986)	(1,862)

Income (loss) from affiliate	307	541	583	(9,400)
Net income (loss)	46	(2,163)	(4,368)	(10,158)
Weighted average common shares outstanding	17,841	17,923	17,962	18,027
Income (loss) per common share-basic and diluted	$0.00	$(0.12)	$(0.24)	$(0.57)

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

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Level 1—Quoted unadjusted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all observable inputs and significant value drivers are observable in active markets.

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of the fair values of the Company’s derivative instruments were based on level 2 inputs as described above. The table below presents the recorded amount of financial liabilities measured at fair value on a recurring basis as of December 31, 2008. The Company does not have any material financial assets that were required to be measured at fair value on a recurring basis at December 31, 2008.

	Total Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative instruments	$2,865	$—	$2,865	$—

14. Minority Interest in Operating Partnership

The minority interest in the Company consists of approximately 2.3 million Common Operating Partnership Units (“OP Units”). The net equity position of the OP Units declined below zero due to accumulated distributions in excess of accumulated earnings (losses). In accordance with the guidance in EITF No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts”, the Company has recognized the net equity position as a zero balance within the consolidated balance sheet as of December 31, 2008 since there is no legal obligation for the unit holders to restore deficit capital accounts. Since the losses allocated to the minority interests have exceeded their net equity basis, the Company can no longer allocate losses to the minority interest partners. As long as the net equity position of the minority interest partners is less than zero, the distributions made to the minority interest partners are charged to the Company’s consolidated statement of operations. Distributions made to the minority partners in excess of accumulated losses were $0.8 million for the year ended December 31, 2008.

15. Recent Accounting Pronouncements

Accounting Standards Adopted in the Year Ended December 31, 2008

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007, however in February, 2008, the FASB agreed to (a) defer the effective date in Statement 157 for one year for certain non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions form the scope of Statement 157.

The Company adopted the provisions of SFAS 157 as of January 1, 2008 for financial instruments. Although the adoption of SFAS 157 did not materially impact the Company’s financial position or results of operations, we are now required to provide additional disclosures as part of our consolidated financial statements. See Note 13 for additional information.

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We will apply the provisions of FAS 157 to non-financial assets and liabilities beginning on January 1, 2009. The Company does not expect the adoption of SFAS 157 as it pertains to non-financial assets and liabilities to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option on January 1, 2008 and SFAS 159 did not impact our results from operations or financial position.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernment entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is not directed to the entity, but directed to the entity’s independent public accountants. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its independent public accountants) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective 60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 did not impact our results from operations or financial position.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market. The FASB also issued a joint press release with the Office of the Chief Accountant of the SEC on September 30, 2008 that addresses similar guidance to what is contained in FSP FAS 157-3. The guidance in these two releases clarifies that observable transactions in inactive markets may not be indicative of fair value, and in such instances, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates may provide a better estimate of an asset’s fair value. FSP FAS 157-3 was effective upon its issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not impact our results from operations or financial position.

Accounting Standards to be Adopted After the Year Ended December 31, 2008

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items and also includes a substantial number of new disclosure requirements. SFAS 141R is effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”), which amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to establish new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company expects the adoption of SFAS 160 to have a material impact on the presentation of minority interest.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 will not have an impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The Company will apply FSP FAS 142-3 prospectively to intangible assets for which the acquisition date is on or after January 1, 2009. Disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. FSP APB 14-1 will require that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP APB 14-1 is effective fiscal years and interim periods beginning after December 15, 2008, and shall be applied retrospectively to all prior periods. The Company is evaluating the impact FSP No. APB 14-1 will have on our results of operations and financial condition.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations or financial condition.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6)” that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for fiscal years and interim periods beginning after December 15, 2008 and will be applied prospectively. Earlier application is prohibited. The Company does not expect the adoption of EITF 08-6 to have a material impact on our results of operations or financial condition.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An Amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a VIE and an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The disclosures are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with VIEs. FSP FAS 140-4 and FIN 46R-8 are effective for the first reporting period ending after December 15, 2008. Because FSP FAS 140 140-4 and FIN 46R-8 impact the disclosure (and not the accounting treatment) for transferred financial assets and consolidation of VIES, the adoption of this FSP will not have an impact on our results of operations or financial condition.

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

17. Related Party Transactions

The Company and its affiliates have entered into the following transactions with Origen Financial, Inc. (“Origen”):

Investment in Origen. In 2003, the Company purchased 5,000,000 shares of Origen common stock for $50 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (the Company’s Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for $10.3 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.

Board Membership. Gary A. Shiffman, the Chairman and Chief Executive Officer of the Company, is a board member of Origen.

Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, serviced approximately $30.6 million in manufactured home loans for the Company as of December 31, 2007. The Company paid Origen Servicing, Inc. an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement which totaled approximately $0.4 million and $0.3 million during 2007 and 2006, respectively. With the sale of Origen’s servicing platform assets to Green Tree Servicing LLC during 2008, the Company engaged a different entity to continue the servicing of the manufactured home loans. In order to transfer the manufactured home loan servicing contract to a different service provider the Company paid Origen a fee of $0.3 million in 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Origination, Sale and Purchase Agreement. Origen had agreed to fund loans that met the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. The Company paid Origen a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.2 million during 2008, 2007 and 2006. During 2008 and 2007, the Company purchased, at par, $12.4 million and $13.3 million of these loans, respectively.

Purchase of Repossessed Manufactured Homes. The Company purchased certain repossessed manufactured houses owned by Origen located in its manufactured housing communities. The Company purchased approximately $0.6 million and $1.2 million of repossessed homes from Origen during 2008 and 2007, respectively. This program allowed the Company to retain houses for resale and rent in its communities.

Sale of Installment Loans on Manufactured Homes: As noted above, Origen serviced manufactured home loans for the Company under a Loan Servicing Agreement. Certain loans may, from time to time, have been sold to Origen. For loans that were made below published rates, the Company paid Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. During 2004, the Company sold a portfolio of below published rates loans totaling $1.6 million to Origen. No sales of such loans were made in 2008, 2007, 2006,or 2005. The Company paid interest differential of approximately $0.1 million 2007 and 2006. The interest differential paid to Origen during 2008 was not significant.

The Company and its affiliates have entered into the following transactions with Origen Financial Services, LLC (the “LLC”):

Investment in LLC. The Company entered into an agreement with four unrelated companies (“Members”) to form a new limited liability company. The Company contributed cash of $0.5 million towards the formation of the limited liability company. The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members. The Company will account for its investment in the LLC using the equity method of accounting.

Loan Origination, Sale and Purchase Agreement. The LLC had agreed to fund loans that met the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. The Company paid the LLC a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during 2008. During 2008, the Company purchased, at par, $7.4 million of these loans.

In addition to the transactions with Origen described above, Mr. Shiffman and his affiliates and/or Mr. Weiss have entered into the following transactions with the Company:

Legal Counsel. During 2008, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as the Company’s general counsel and represented the Company in various matters. Arthur A. Weiss, a director of the Company, is the Chairman of the Board of Directors and a shareholder of such firm. The Company incurred legal fees and expenses of approximately $1.0 million in 2008 and 2007, and approximately $1.3 million in 2006, in connection with services rendered by JRH&W.

Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns approximately a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. On July 30, 2007, the Company exercised its option to extend its lease for its executive offices. The extension was for a period of five years commencing on May 1, 2008. On August 8, 2008, the Company modified its lease agreement to extend the term of the lease until August 31, 2015, with an option to renew for an additional five years. The base rent for the extended term through August 31, 2015, will continue to be the same as the rent payable as of the current term. The current annual base rent under the current lease is $21.25 per square foot (gross). The Company’s annual rent expense associated with the lease of the executive offices was approximately $0.6 million for each the years ended December 31, 2008, 2007, and 2006. The Company’s future annual rent expense will remain approximately $0.6 million through 2015. Mr. Shiffman may have a conflict of interest with respect to his obligations as an officer and/or director of the Company and his ownership interest in American Center LLC.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18. Subsequent Events

In March 2009, the Company entered into a one year, auto renewing, $10.0 million floor plan facility that allows for draws on new home purchases and bears interest at the greater of 7.0 percent or Prime plus 100 basis points. Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on first business day of such calendar month. This facility replaced the Company’s $40.0 million floor plan line of credit which matured on March 1, 2009.

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2008

(amounts in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2008
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	A	1,485	14,278	-	3,576	1,485	17,854	19,339	(4,913)	2000	(A)
Allendale	Allendale, MI	A	366	3,684	-	6,908	366	10,592	10,958	(3,748)	1996	(A)
Alpine	Grand Rapids, MI	C	729	6,692	-	5,682	729	12,374	13,103	(4,480)	1996	(A)
Apple Creek	Amelia, OH	B	543	5,480	-	940	543	6,420	6,963	(1,847)	1999	(A)
Arbor Terrace	Bradenton, FL	C	456	4,410	-	751	456	5,161	5,617	(2,048)	1996	(A)
Ariana Village	Lakeland, FL	C	240	2,195	-	1,041	240	3,236	3,476	(1,338)	1994	(A)
Autumn Ridge	Ankeny, IA	A	890	8,054	(33)	2,147	857	10,201	11,059	(3,784)	1996	(A)
Bedford Hills	Battle Creek, MI	-	1,265	11,562	-	2,299	1,265	13,861	15,126	(5,492)	1996	(A)
Bell Crossing	Clarksville, TN	-	717	1,916	-	6,021	717	7,937	8,654	(2,221)	1999	(A)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,324	21,770	4,324	22,270	26,595	(6,474)	1998	(C)
Branch Creek	Austin, TX	A	796	3,716	-	5,523	796	9,239	10,035	(3,524)	1995	(A)
Brentwood	Kentwood, MI	C	385	3,592	-	1,607	385	5,199	5,584	(1,902)	1996	(A)
Brookside Village	Goshen, IN	A	260	1,080	386	10,163	646	11,243	11,889	(4,446)	1985	(A)
Buttonwood Bay	Sebring, FL	C	1,952	18,294	-	3,403	1,952	21,697	23,649	(5,492)	2001	(A)
Byrne Hill Village	Toledo, OH	C	383	3,903	(2)	1,300	381	5,203	5,585	(1,527)	1999	(A)
Byron Center	Byron Center, MI	C	253	2,402	-	1,010	253	3,412	3,665	(1,234)	1996	(A)
Candlelight Village	Chicago Heights, IL	C	600	5,623	-	3,846	600	9,469	10,069	(3,423)	1996	(A)
Candlewick Court	Owosso, MI	C	125	1,900	132	2,288	257	4,188	4,445	(1,726)	1985	(A)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	(1)	6,503	1,075	10,135	11,210	(3,270)	1997	(A)
Casa Del Valle	Alamo, TX	C	246	2,316	-	745	246	3,061	3,307	(1,144)	1997	(A)
Catalina	Middletown, OH	C	653	5,858	-	3,784	653	9,642	10,295	(4,359)	1993	(A)
Cave Creek	Evans, CO	5,820	2,241	15,343	-	5,839	2,241	21,182	23,422	(3,690)	2004	(A)
Chisholm Point	Pflugerville, TX	A	609	5,286	-	6,400	609	11,686	12,295	(3,963)	1995	(A)
Clearwater Village	South Bend, IN	A	80	1,270	61	3,754	141	5,024	5,165	(1,957)	1986	(A)
Cobus Green	Elkhart, IN	-	762	7,037	-	2,622	762	9,659	10,421	(4,506)	1993	(A)
College Park Estates	Canton, MI	-	75	800	174	6,883	249	7,683	7,932	(3,079)	1978	(A)
Comal Farms	New Braunfels, TX	-	1,455	1,732	-	7,448	1,455	9,180	10,635	(2,044)	2000	(A&C)
Continental Estates	Davison, MI	C	1,625	16,581	150	1,957	1,775	18,538	20,313	(7,216)	1996	(A)
Continental North (1)	Davison, MI	C	-	-	-	8,958	-	8,958	8,958	(3,277)	1996	(A)
Corporate Headquarters	Farmington Hills, MI	-	-	-	-	8,374	-	8,374	8,374	(4,437)	Various
Country Acres	Cadillac, MI	C	380	3,495	-	1,772	380	5,267	5,647	(1,998)	1996	(A)
Country Meadows	Flat Rock, MI	A	924	7,583	296	14,572	1,220	22,155	23,375	(8,326)	1994	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	-	1,861	1,274	12,818	14,093	(2,046)	2004	(A)
Countryside Gwinnett	Buford, GA	-	1,124	9,539	-	2,712	1,124	12,251	13,375	(1,974)	2004	(A)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	-	3,438	1,916	19,795	21,711	(3,200)	2004	(A)
Countryside Village	Perry, MI	-	275	3,920	185	3,814	460	7,734	8,194	(3,235)	1987	(A)
Creekside	Reidsville, NC	-	350	1,423	(200)	96	150	1,519	1,668	(13)	2000	(A&C)
Creekwood Meadows	Burton, MI	C	808	2,043	404	10,761	1,212	12,804	14,016	(4,386)	1997	(C)
Cutler Estates	Grand Rapids, MI		749	6,941	-	1,771	749	8,712	9,461	(3,330)	1996	(A)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2008

(amounts in thousands)

Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Davison East (1)	Davison, MI	C	-	-	-	1,195	-	1,195	1,195	(399)	1996	(A)
Deerfield Run	Anderson, IN	-	990	1,607	-	4,708	990	6,315	7,305	(1,826)	1999	(A)
Desert View Village	West Wendover, NV	-	1,119	-	(1,042)	209	77	209	285	(75)	1998	(C)
Eagle Crest	Firestone, CO	A	2,015	150	-	30,312	2,015	30,462	32,477	(6,466)	1998	(C)
East Fork	Batavia, OH	-	1,280	6,302	-	7,149	1,280	13,451	14,731	(3,257)	2000	(A&C)
Edwardsville	Edwardsville, KS	-	425	8,805	541	4,561	966	13,366	14,332	(5,933)	1987	(A)
Falcon Pointe	East Lansing, MI	2,288	450	4,049	(300)	(2,644)	150	1,405	1,555	(19)	2003	(A)
Fisherman's Cove	Flint, MI	C	380	3,438	-	2,150	380	5,588	5,968	(2,423)	1993	(A)
Forest Meadows	Philomath, OR	C	1,031	2,050	-	842	1,031	2,892	3,923	(859)	1999	(A)
Four Seasons	Elkhart, IN	C	500	4,811	-	1,601	500	6,412	6,912	(1,831)	2000	(A)
Glen Laurel	Concord, NC	-	1,641	453	-	8,921	1,641	9,374	11,015	(1,921)	2001	(A&C)
Goldcoaster	Homestead, FL	C	446	4,234	172	2,302	618	6,536	7,154	(2,355)	1997	(A)
Grand	Grand Rapids, MI	C	374	3,587	-	1,636	374	5,223	5,597	(1,823)	1996	(A)
Groves	Ft. Myers, FL	C	249	2,396	-	911	249	3,307	3,556	(1,247)	1997	(A)
Hamlin	Webberville, MI	C	125	1,675	536	7,176	661	8,851	9,512	(2,421)	1984	(A)
High Point	Frederica, DE	17,500	898	7,031	-	4,638	898	11,669	12,567	(2,852)	1997	(A)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,265	243	5,472	5,715	(2,444)	1986	(A)
Holly / Hawaiian Gardens	Holly, MI	C	1,514	13,596	-	846	1,514	14,442	15,956	(2,185)	2004	(A)
Holly Forest	Holly Hill, FL	A	920	8,376	-	537	920	8,913	9,833	(3,410)	1997	(A)
Hunters Glen	Wayland, MI	2,700	1,102	11,926	-	1,454	1,102	13,380	14,482	(2,296)	2004	(A)
Indian Creek	Ft. Myers Beach, FL	C	3,832	34,660	-	3,400	3,832	38,060	41,892	(15,466)	1996	(A)
Island Lake	Merritt Island, FL	C	700	6,431	-	486	700	6,917	7,617	(3,041)	1995	(A)
Kensington Meadows	Lansing, MI	A	250	2,699	-	6,361	250	9,060	9,310	(3,241)	1995	(A)
Kenwood	La Feria, TX	-	145	1,842	-	201	145	2,043	2,188	(646)	1999	(A)
King's Court	Traverse City, MI	A	1,473	13,782	-	2,970	1,473	16,752	18,225	(6,622)	1996	(A)
King's Lake	Debary, FL	C	280	2,542	-	2,367	280	4,909	5,189	(1,905)	1994	(A)
Knollwood Estates	Allendale, MI	2,455	400	4,061	-	1,365	400	5,426	5,826	(1,400)	2001	(A)
Lafayette Place	Warren, MI	C	669	5,979	-	2,680	669	8,659	9,328	(2,929)	1998	(A)
Lake Juliana	Auburndale, FL	C	335	3,048	-	1,662	335	4,710	5,045	(1,869)	1994	(A)
Lake San Marino	Naples, FL	C	650	5,760	-	1,001	650	6,761	7,411	(2,664)	1996	(A)
Lakeview	Ypsilanti, MI	B	1,156	10,903	-	1,818	1,156	12,721	13,877	(1,991)	2004	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	2,638	182	3,839	4,021	(1,586)	1985	(A)
Lincoln Estates	Holland, MI	C	455	4,201	-	1,731	455	5,932	6,387	(2,150)	1996	(A)
Maplewood Mobile	Lawrence, IN	C	275	2,122	-	1,833	275	3,955	4,231	(1,656)	1989	(A)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	5,326	1,315	16,824	18,139	(7,441)	1994	(A)
Meadowbrook	Charlotte, NC	-	1,310	6,570	-	4,662	1,310	11,232	12,542	(3,031)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	C	431	3,320	379	8,480	810	11,800	12,610	(5,080)	1986	(A)
Meadowbrook Village	Tampa, FL	C	519	4,728	-	635	519	5,363	5,882	(2,579)	1994	(A)
Meadows	Nappanee, IN	C	287	2,300	(1)	4,089	286	6,389	6,675	(2,644)	1987	(A)
North Point Estates	Pueblo, CO	-	1,582	3,027	1	3,756	1,583	6,783	8,365	(1,693)	2001	(C)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2008

(amounts in thousands)

Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Oak Crest	Austin, TX	-	4,311	12,611	-	5,606	4,311	18,217	22,528	(4,048)	2002	(A)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	-	9,899	1,964	16,300	18,264	(4,711)	1998	(A)
Orange Tree	Orange City, FL	C	283	2,530	15	971	298	3,501	3,799	(1,522)	1994	(A)
Orchard Lake	Milford, OH	B	395	4,025	-	318	395	4,343	4,738	(1,415)	1999	(A)
Pebble Creek	Greenwood, IN	-	1,030	5,074	-	4,893	1,030	9,967	10,997	(2,675)	2000	(A&C)
Pecan Branch	Georgetown, TX	-	1,379	-	235	5,131	1,614	5,131	6,746	(1,233)	1999	(C)
Pheasant Ridge	Lancaster, PA	C	2,044	19,279	-	338	2,044	19,617	21,661	(4,339)	2002	(A)
Pin Oak Parc	O'Fallon, MO	A	1,038	3,250	467	7,445	1,505	10,695	12,199	(3,768)	1994	(A)
Pine Hills	Middlebury, IN	-	72	544	60	3,341	132	3,885	4,017	(1,531)	1980	(A)
Pine Ridge	Petersburg, VA	C	405	2,397	-	3,181	405	5,578	5,983	(2,148)	1986	(A)
Pine Trace	Houston, TX	6,235	2,907	17,169	-	1,861	2,907	19,030	21,937	(3,573)	2004	(A)
Presidential	Hudsonville, MI	A	680	6,314	-	3,544	680	9,858	10,538	(3,658)	1996	(A)
Richmond	Richmond, MI	C	501	2,040	-	1,220	501	3,260	3,761	(1,003)	1998	(A)
River Haven	Grand Haven, MI	8,836	1,800	16,967	-	3,236	1,800	20,203	22,003	(5,284)	2001	(A)
River Ranch	Austin, TX	-	4,690	843	(4)	9,159	4,686	10,002	14,688	(1,782)	2000	(A&C)
River Ridge	Austin, TX	-	3,201	15,090	-	4,595	3,201	19,685	22,886	(4,628)	2002	(A)
Roxbury	Goshen, IN	A	1,057	9,870	1	1,869	1,058	11,739	12,797	(3,067)	2001	(A)
Royal Country	Miami, FL	54,000	2,290	20,758	-	1,495	2,290	22,253	24,543	(10,829)	1994	(A)
Saddle Oak Club	Ocala, FL	A	730	6,743	-	1,045	730	7,788	8,518	(3,521)	1995	(A)
Saddlebrook	San Marcos, TX	-	1,703	11,843	-	4,742	1,703	16,585	18,288	(3,784)	2002	(A)
Scio Farms	Ann Arbor, MI	C	2,300	22,659	(11)	7,076	2,289	29,735	32,024	(12,044)	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	-	1,804	1,207	11,983	13,190	(2,874)	1997	(A)
Sheffield	Auburn Hills, MI	6,825	778	7,165	-	469	778	7,634	8,412	(749)	2006	(A)
Sherman Oaks	Jackson, FL	-	200	2,400	240	5,805	440	8,205	8,645	(3,361)	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	C	2,051	18,549	-	1,681	2,051	20,230	22,281	(8,225)	1996	(A)
Silver Star	Orlando, FL	C	1,022	9,306	-	900	1,022	10,206	11,228	(4,104)	1996	(A)
Snow to Sun	Weslaco, TX	C	190	2,143	13	1,192	203	3,335	3,538	(1,188)	1997	(A)
Southfork	Belton, MO	C	1,000	9,011	-	3,425	1,000	12,436	13,436	(4,077)	1997	(A)
St. Clair Place	St. Clair, MI	C	501	2,029	-	906	501	2,935	3,436	(1,112)	1998	(A)
Stonebridge	San Antonio, TX	-	2,515	2,096	(615)	8,090	1,900	10,186	12,086	(2,413)	2000	(A&C)
Stonebridge	Richfield Twp., MI	-	2,044	-	2,130	(28)	4,174	(28)	4,147	-	1998	(C)
Summit Ridge	Converse, TX	-	2,615	2,092	(883)	7,706	1,732	9,798	11,530	(2,308)	2000	(A&C)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	699	1,285	12,472	13,757	(4,308)	1998	(A)
Sunset Ridge	Kyle, TX	-	2,190	2,775	-	7,342	2,190	10,117	12,307	(2,446)	2000	(A&C)
Sunset Ridge	Portland, MI	-	2,044	-	-	14,766	2,044	14,766	16,810	(3,310)	1998	(C)
Tampa East	Tampa, FL	B	734	6,310	-	1,503	734	7,813	8,547	(1,049)	2005	(A)
Timber Ridge	Ft. Collins, CO	A	990	9,231	-	4,567	990	13,798	14,788	(4,890)	1996	(A)
Timberbrook	Bristol, IN	-	490	3,400	101	8,782	591	12,182	12,773	(5,323)	1987	(A)
Timberline Estates	Grand Rapids, MI	A	535	4,867	1	2,307	536	7,174	7,709	(3,039)	1994	(A)
Town and Country	Traverse City, MI	C	406	3,736	-	861	406	4,597	5,003	(1,766)	1996	(A)

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III

DECEMBER 31, 2008

(amounts in thousands)

Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	12,218	1,427	15,718	17,145	(6,709)	1989	(A)
Village Trails	Howard City, MI	C	988	1,472	(52)	1,697	936	3,169	4,105	(1,053)	1998	(A)
Water Oak	Lady Lake, FL	A	2,834	16,706	101	10,319	2,935	27,025	29,960	(11,655)	1993	(A)
West Glen Village	Indianapolis, IN	C	1,100	10,028	-	3,114	1,100	13,142	14,242	(5,735)	1994	(A)
Westbrook	Toledo, OH	A	1,110	10,462	-	1,949	1,110	12,411	13,521	(3,786)	1999	(A)
Westbrook Senior	Toledo, OH	A	355	3,295	-	298	355	3,593	3,948	(897)	2001	(A)
White Lake	White Lake, MI	A	672	6,179	1	6,763	673	12,942	13,615	(4,081)	1997	(A)
White Oak	Mt. Morris, MI	A	782	7,245	112	5,613	894	12,858	13,752	(4,481)	1997	(A)
Willowbrook	Toledo, OH	A	781	7,054	1	2,087	782	9,141	9,923	(3,013)	1997	(A)
Windham Hills	Jackson, MI	A	2,673	2,364	-	12,028	2,673	14,392	17,065	(4,426)	1998	(A)
Woodhaven Place	Woodhaven, MI	A	501	4,541	-	2,492	501	7,033	7,534	(2,236)	1998	(A)
Woodlake Estates	Yoder, IN	C	632	3,674	(283)	(187)	349	3,487	3,836	(430)	1998	(A)
Woodlake Trails	San Antonio, TX	-	1,186	287	(282)	4,657	904	4,944	5,848	(1,249)	2000	(A&C)
Woodland Park Estates	Eugene, OR	5,177	1,592	14,398	1	2,442	1,593	16,840	18,433	(5,780)	1998	(A)
Woods Edge	West Lafayette, IN	C	100	2,600	2	10,068	102	12,668	12,770	(4,345)	1985	(A)
Woodside Terrace	Holland, OH	A	1,064	9,625	(1)	2,960	1,063	12,585	13,648	(4,572)	1997	(A)
Worthington Arms	Lewis Center, OH	A	376	2,624	-	2,232	376	4,856	5,232	(2,021)	1990	(A)
			136,202	839,284	7,075	557,061	143,277	1,396,345	1,539,623	(450,319)	2000	(A)

A These communities collateralize $377.7 million of secured debt.

B These communities collateralize $27.0 million of secured debt.

C These communities collateralize $478.9 million of secured debt.

(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED

The change in investment property for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$1,538,426	$1,512,762	$1,458,122
Community and land acquisitions, including immediate improvements	—	789	8,012
Community expansion and development	1,292	857	3,052
Improvements, other	45,331	44,199	53,360
Asset impairment	(21,257)
Dispositions and other	(24,169)	(20,180)	(9,784)
Balance at end of year	$1,539,623	$1,538,426	$1,512,762

The change in accumulated depreciation for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
Balance at beginning of year	$404,222	$351,113	$296,302
Depreciation for the period	61,026	58,723	56,784
Asset impairment	(8,086)	—	—
Dispositions and other	(6,843)	(5,614)	(1,973)
Balance at end of year	$450,319	$404,222	$351,113