Form 10-K/A
SUN COMMUNITIES INC
filed 2009-03-30
CIK 912593

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

Yes __ No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes __ No X

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 19, 2009: 18,509,130

EXPLANATORY NOTE

Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 (this “Amended Report”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2009, (the “Original Report”) to (i) add required disclosure to Items 10, 11, 12, 13 and 14 of Part III of the Company’s Original Report, which are amended and restated in their entirety as contained in this Amended Report, and (ii) to add certain financial statements of Origen Financial, Inc., a significant subsidiary of the Company, which were not available at time of filing of the Original Report. This Amended Report does not affect any other items in the Original Report.

.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report. The Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report.

TABLE OF CONTENTS

PART III

Item 10	Directors, Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
Item 14	Principal Accounting Fees and Services

SIGNATURES

EXHIBIT INDEX

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

ii

PART III

Item 10	Directors, Executive Officers and Corporate Governance

  Board of Directors and Committees

Pursuant to the terms of the Company’s charter, the board of directors (the “Board”) is divided into three classes. The class up for election at the Annual Meeting will hold office for a term expiring at the annual meeting of shareholders to be held in 2012. A second class will hold office for a term expiring at the annual meeting of shareholders to be held in 2010 and a third class will hold office for a term expiring at the annual meeting of shareholders to be held in 2011. Each director will hold office for the term to which such director is elected and until such director’s successor is duly elected and qualified. At each annual meeting of the shareholders of the Company, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

The Board meets quarterly, or more often as necessary. The Board met seven (7) times during 2008 and took various actions pursuant to resolutions adopted by unanimous written consent. All directors attended at least 75% of the meetings of the Board and each committee on which they served. All directors attended the annual meeting of shareholders held on July 18, 2008.

Several important functions of the Board may be performed by committees that are comprised of members of the Board. The Company’s Bylaws authorize the formation of these committees and grant the Board the authority to prescribe the functions of each committee and the standards for membership of each committee. In addition, the Board appoints the members of each committee. The Board has four (4) standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. You may find copies of the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee under the “Investor Relations-Officers and Directors” section of the Company’s website at www.suncommunities.com. You may also find a copy of the Company’s corporate governance guidelines and its code of business ethics under the “Investor Relations-Officers and Directors” section of the Company’s website at www.suncommunities.com. All of the committee charters, our corporate governance guidelines and the Company’s code of business ethics are available in print to any shareholder who requests them.

The Audit Committee operates pursuant to a third amended and restated charter that was approved by the Board in December 2007. It is available under the “Investor Relations-Officers and Directors” section of the Company’s website at www.suncommunities.com. The Audit Committee, among other functions, (i) has the sole authority to appoint, retain, terminate and determine the compensation of the Company’s independent accountants, (ii) reviews with the Company’s independent accountants the scope and results of the audit engagement, (iii) approves professional services provided by the Company’s independent accountants, (iv) reviews the independence of the Company’s independent accountants, and (v) directs and controls the Company’s internal audit functions. The current members of the Audit Committee are Messrs. Robert H. Naftaly, Clunet R. Lewis (Chairman) and Ms. Stephanie W. Bergeron, all of whom are “independent” as that term is defined in the rules of the SEC and applicable rules of the New York Stock Exchange (“NYSE”). The Audit Committee held six (6) formal meetings and several informal meetings during the fiscal year ended December 31, 2008. The Board has determined that each member of the Audit Committee is an “audit committee financial expert,” as defined by SEC rules. See “Report of the Audit Committee.”

The Compensation Committee operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Compensation Committee, among other functions, (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and such other executive officers as may be designated by the Chief Executive Officer, evaluates the performance of such officers in light of such goals and objectives, and determines and approves the compensation of such officers based on these evaluations, (ii) approves the compensation of the Company’s other executive officers, (iii) recommends to the Board for approval the compensation of the non-employee directors and (iv) oversees the Company’s incentive-compensation plans and equity-based plans. The current members of the Compensation Committee are Messrs. Ted J. Simon (Chairman), Clunet R. Lewis and Ronald L. Piasecki, all of whom are independent directors under the NYSE rules. During the fiscal year ended December 31, 2008, the Compensation Committee held five (5) formal meetings and took various actions pursuant to resolutions adopted by unanimous written consent. See “Report of the Compensation Committee on Executive Compensation.”

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Nominating and Corporate Governance Committee Charter is available under the “Investor Relations-Officers and Directors” section of the Company’s website at www.suncommunities.com. The Nominating and Corporate Governance Committee, among other functions, is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (ii) recommending that the Board select the committee-recommended nominees for election at each annual meeting of stockholders, (iii) developing and recommending to the Board a set of corporate governance guidelines applicable to the Company, and (iv) periodically reviewing such guidelines and recommending any changes, and overseeing the evaluation of the Board. The current members of the Nominating and Corporate Governance Committee are Messrs. Ronald L. Piasecki (Chairman), Clunet R. Lewis and Ted J. Simon, all of whom are independent under the NYSE rules. The Nominating and Governance Committee held one (1) formal meeting during the fiscal year ended December 31, 2008.

The Executive Committee was established to generally manage the day-to-day business and affairs of the Company between regular Board meetings. In no event may the Executive Committee, without the prior approval of the Board acting as a whole: (i) recommend to the shareholders an amendment to the Company’s Charter; (ii) amend the Company’s Bylaws; (iii) adopt an agreement of merger or consolidation; (iv) recommend to the shareholders the sale, lease or exchange of all or substantially all of the Company’s property and assets; (v) recommend to the shareholders a dissolution of the Company or a revocation of a dissolution; (vi) fill vacancies on the Board; (vii) fix compensation of the directors for serving on the Board or on a committee of the Board; (viii) declare dividends or authorize the issuance of the Company’s stock; (ix) approve or take any action with respect to any related party transaction involving the Company; or (x) take any other action which is forbidden by the Company’s Bylaws. All actions taken by the Executive Committee must be promptly reported to the Board as a whole and are subject to ratification, revision and alteration by the Board, except that no rights of third persons created in reliance on authorized acts of the Executive Committee can be affected by any such revision or alteration. The current members of the Executive Committee are Messrs. Gary A. Shiffman and Ted J. Simon. The Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2008 but took various actions pursuant to resolutions adopted by unanimous written consent.

A Special Litigation Committee was established in April 2006, to oversee and monitor the ongoing civil litigation between the SEC and the Company’s Chief Executive Officer and two other employees of the Company arising out of the SEC’s inquiry into the accounting for the SunChamp transactions reflected in the Company’s 2000, 2001 and 2002 financial statements and the indemnification obligations of the Company with respect to such litigation. The Special Litigation Committee was disbanded in September 2008.

  Independence of Non-Employee Directors

The NYSE rules require that a majority of the Board consist of members who are independent. There are different measures of director independence—independence under New York Stock Exchange rules, under Section 16 of the Exchange Act and under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). The Board has reviewed information about each of the Company’s non-employee directors and determined that Paul D. Lapides, Clunet R. Lewis, Robert H. Naftaly, Ronald L. Piasecki, Ted J. Simon and Stephanie W. Bergeron are independent directors. The independent directors meet on a regular basis in executive sessions without management participation. In 2008, the executive sessions occurred after some of the regularly scheduled meetings of the entire Board and may occur at such other times as the independent directors deem appropriate or necessary. Although the Company has not designated a lead director, typically the Chairman of the Audit Committee presides at the executive sessions of the independent directors.

  Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been or will be one of the Company’s officers or employees. The Company does not have any interlocking relationships between its executive officers and the Compensation Committee and the executive officers and compensation committees of any other entities, nor has any such interlocking relationship existed in the past.

  Consideration of Director Nominees

  Board Membership Criteria

The Board of Directors has established criteria for Board membership. These criteria include the following specific, minimum qualifications that the NCG Committee believes must be met by an NCG Committee-recommended nominee for a position on the Board:

•	The candidate must have experience at a strategic or policymaking level in a business, government, non-profit or academic organization of high standing;

•	The candidate must be highly accomplished in his or her field, with superior credentials and recognition;

•	The candidate must be well regarded in the community and must have a long-term reputation for high ethical and moral standards;

•	The candidate must have sufficient time and availability to devote to the Company’s affairs, particularly in light of the number of boards on which the nominee may serve; and

•

The candidate’s principal business or occupation must not be such as to place the candidate in competition with the Company or conflict with the discharge of a director’s responsibilities to the Company or its shareholders.

In addition to the minimum qualifications for each nominee set forth above, the NCG Committee will recommend director candidates to the full Board for nomination, or present director candidates to the full Board for consideration, to help ensure that:

•	A majority of the Board of Directors shall be “independent” as defined by the NYSE rules;

•	Each of its Audit, Compensation and NCG Committees shall be comprised entirely of independent directors; and

•	At least one member of the Audit Committee shall have such experience, education and qualifications necessary to qualify as an “audit committee financial expert” as defined by the rules of the SEC.

  Consideration of Shareholder Nominated Directors

The NCG Committee’s current policy is to review and consider any director candidates who have been recommended by shareholders in compliance with the procedures established from time to time by the NCG Committee. All shareholder recommendations for director candidates must be submitted in writing to our Secretary at Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, MI 48034, who will forward all recommendations to the NCG Committee. The Company did not receive any shareholder recommendations for director candidates for election at the Annual Meeting. All shareholder recommendations for director candidates for election at the 2010 annual meeting of shareholders must be submitted to our Secretary on or before January 1, 2010 and must include the following information:

•	The shareholder’s name, address, number of shares owned, length of period held and proof of ownership;

•

The name, age, business and residential address, educational background, current principal occupation or employment, and principal occupation or employment for the preceding five full fiscal years of the proposed director candidate;

•

A description of the qualifications and background of the proposed director candidate which addresses the minimum qualifications and other criteria for Board membership as approved by the Board from time to time;

•	A description of all arrangements or understandings between the shareholder and the proposed director candidate;

•

The consent of the proposed director candidate (1) to be named in the proxy statement relating to the Company’s annual meeting of stockholders and (2) to serve as a director if elected at such annual meeting; and

•	Any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC.

  Identifying and Evaluating Nominees

The NCG Committee may solicit recommendations for director nominees from any or all of the following sources: non-management directors, executive officers, third-party search firms or any other source it deems appropriate. The NCG Committee will review and evaluate the qualifications of any proposed director candidate that it is considering or has been recommended to it by a shareholder in compliance with the NCG Committee’s procedures for that purpose, and conduct inquiries it deems appropriate into the background of these proposed director candidates. When nominating a sitting director for re-election, the NCG Committee will consider the director’s performance on the Board and the director’s qualifications in respect to the criteria set forth above. Other than circumstances in which the Company’s legally required by contract or otherwise to provide third parties with the ability to nominate directors, the NCG Committee will evaluate all proposed director candidates based on the same criteria and in substantially the same manner, with no regard to the source of the initial recommendation of the proposed director candidate.

  Board of Directors

The following list identifies each incumbent director to the Board and describes each person’s principal occupation for the past five years. Each of the directors has served continuously from the date of his or her election to the present time.

Name	Age	Office
Gary A. Shiffman	54	Chairman, Chief Executive Officer, President and Director
Paul D. Lapides	54	Director
Clunet R. Lewis	62	Director
Robert H. Naftaly	71	Director
Ronald L. Piasecki	70	Director
Ted J. Simon	78	Director
Arthur A. Weiss	60	Director
Stephanie W. Bergeron	55	Director

Gary A. Shiffman is the Chairman, Chief Executive Officer, and President, and has been an executive officer of the Company since its inception. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past twenty years. He has overseen the acquisition, rezoning, development and marketing of numerous manufactured home expansion projects. Mr. Shiffman is also an executive officer and a director of Sun Home Services, Inc. (“Sun Home Services”) and all other corporate subsidiaries of the Company. Mr. Shiffman is also a director of Origen Financial, Inc. (OTCBB: ORGN.BB).

Paul D. Lapides has been a director since December 1993. Mr. Lapides is Director of the Corporate Governance Center in the Michael J. Coles College of Business at Kennesaw State University, where he is an assistant professor of management and entrepreneurship. A certified public accountant, Mr. Lapides is the author or co-author of more than 100 articles and twelve books on real estate, management and directors’ responsibilities. Mr. Lapides is a director of EasyLink Services International Corporation (NASDAQ: ESIC) and a member of the Advisory Board of the National Association of Corporate Directors and served on the NACD’s Blue Ribbon Commission on Audit Committees (1999). His real estate experience includes managing a $3 billion national portfolio of income-producing real estate consisting of 42,000 multi-family units and 16 million square feet of commercial space.

Clunet R. Lewis has been a director since December 1993. From 1995 until 2000, Mr. Lewis served in various positions with Eltrax Systems, Inc., a NASDAQ National Market System company, including Secretary, General Counsel, member of the Board of Directors and Chief Financial Officer. From 1989 until 1994, Mr. Lewis served as Secretary and General Counsel of Military Communications Center, Inc., a privately held company that provided retail telecommunications services to members of the United States Armed Services. From 1990 through 1991, Mr. Lewis was Managing Director of MCC Communications, Inc., a privately held company that provided international telecommunications services to members of the United States Armed Services serving in the Persian Gulf area during the Gulf War. Prior to 1993, Mr. Lewis was a shareholder of the law firm of Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”).

Robert H. Naftaly has been a director since October 2006. Mr. Naftaly is retired as President and Chief Executive Officer of PPOM, an independent operating subsidiary of Blue Cross Blue Shield of Michigan (“BCBSM”) and as Executive Vice President and Chief Operating Officer of BCBSM. Previously, Mr. Naftaly served as Vice President and General Auditor of Detroit Edison Company and was the Director of the Department of Management and Budget for the State of Michigan. He was a managing partner and founder of Geller, Naftaly, Herbach & Shapiro, a certified public accounting firm. In addition, Mr. Naftaly serves as a director of Meadowbrook Insurance Group, Inc. (NYSE:MIG) since 2002 where he is currently the Chairman of the Compensation Committee and a member of the Audit Committee, the Finance Committee and the Governance and Nominating Committee. Mr. Naftaly is a director of Walsh College, a premier non-profit institution that offers business and technology degrees and programs.

Ronald L. Piasecki has been a director since May 1996, upon completion of the Company’s acquisition of twenty-five manufactured housing communities (the “Aspen Properties”) owned by affiliates of Aspen Enterprises, Ltd. (“Aspen”). Mr. Piasecki was a director of Aspen, which he co-founded in 1973. Prior to the Company’s acquisition of the Aspen Properties, Aspen was one of the largest privately-held developers and owners of manufactured housing communities in the U.S. In addition, Mr. Piasecki is a director of Advanced Equities Financial Corporation, a financial services firm engaged in retail and institutional securities brokerage, venture capital investment banking and financial advisory services.

Ted J. Simon has been a director since December 1993. Since February 1999, Mr. Simon has been affiliated with Grand Sakwa Management LLC, a real estate development company located in Farmington Hills, Michigan. From 1981 until January 1999, Mr. Simon was the Vice President-Real Estate (Midwest Group) of The Great Atlantic & Pacific Tea Company, Inc. and Mr. Simon was a Vice President-Real Estate and a director of Borman’s Inc., a wholly owned subsidiary of The Great Atlantic & Pacific Tea Company, Inc. Mr. Simon is also a director of Clarkston State Bank, a wholly-owned subsidiary of Clarkston Financial Corporation (OTC BB: CKSB.OB).

Arthur A. Weiss has been a director since October 1996. Since 1976, Mr. Weiss has practiced law with the law firm of JRH&W, which represents the Company in various matters. Mr. Weiss is currently Chairman of the Board of Directors and a shareholder of JRH&W. Mr. Weiss is a director of several closely-held companies in the real estate industry. Mr. Weiss is also a director and officer of a number of closely held public and private nonprofit corporations, which include the Jewish Federation of Metropolitan Detroit and the Detroit Symphony Orchestra, where he is on the executive committee, vice-president and a board member.

Stephanie W. Bergeron has been a director since May 2007. Ms. Bergeron also serves as the President and Chief Executive Officer of Walsh College. Additionally, Ms. Bergeron serves as President and Chief Executive Officer of Bluepoint Partners, LLC, a firm providing financial consulting services. From December 1998 to December 2003, Ms. Bergeron served as Vice President and Treasurer and then Senior Vice President-Corporate Financial Operations of The Goodyear Tire & Rubber Company (“Goodyear”). Prior to joining Goodyear, Ms. Bergeron was a Vice President and Assistant Treasurer of DaimlerChrysler Corporation.

To the best of the Company’s knowledge, there are no material proceedings to which any nominee is a party, or has a material interest, adverse to the Company. To the best of the Company’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any nominee during the past five years.

  Executive Officers

The persons listed below are the executive officers of the Company who served during the last completed fiscal year. Each is appointed by, and serves at the pleasure of, the Board.

Name	Age	Office
Gary A. Shiffman	54	Chairman, Chief Executive Officer, and President
Karen J. Dearing	44	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
John B. McLaren	38	Executive Vice President and Chief Operating Officer
Jonathan M. Colman	53	Executive Vice President
Jeffrey P. Jorissen	64	Former Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Brian W. Fannon	60	Former Executive Vice President and Chief Operating Officer and President

Background information for Gary A. Shiffman is provided above. Background information for the other five current and former executive officers is set forth below.

Karen J. Dearing joined the Company in October 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to the Company’s ground up developments and expansions. Ms. Dearing became the Company’s Corporate Controller in 2002, a Senior Vice President in 2006, and Executive Vice President and Chief Financial Officer in February 2008. She was responsible for the overall management of the Company’s accounting and finance departments and all internal and external financial reporting. Prior to working for the Company, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier specializing in critical automotive fasteners and five years experience as a Certified Public Accountant with Deloitte & Touche.

John B. McLaren brings thirteen years of manufactured housing industry experience, more than five of which were served in various roles at the Company. Prior to his appointment as Executive Vice President and Chief Operating Officer in February 2008, Mr. McLaren served, since August 2005, as Senior Vice President of Sun Homes Services with overall responsibility for homes sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for Sun Home Services with responsibility for developing and leading the Company’s rental home program.

Jonathan M. Colman joined the Company in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995 and an Executive Vice President in March 2003. A certified public accountant, Mr. Colman has over twenty years of experience in the manufactured housing community industry. He has been involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90 million in public limited partnerships in the late 1980s. Mr. Colman is also a Vice President of all corporate subsidiaries of the Company.

Effective February 5, 2008, as part of a management realignment and pursuant to mutual agreement between the Company and each of the respective individuals involved (a) Gary A. Shiffman relinquished the title of President of the Company, but remained as Chairman of the Board and Chief Executive Officer, (b) Brian W. Fannon relinquished the titles of Chief Operating Officer and Executive Vice President of the Company, but was appointed President of the Company; and (c) Jeffrey P. Jorissen relinquished the titles of Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company, but remained with the Company as an advisor to senior management. Effective July 31, 2008, Mr. Fannon retired and resigned from the office of President of the Company and Gary A. Shiffman was appointed President. Biographical information for Messrs. Jorissen and Fannon is set forth below.

Jeffrey P. Jorissen had been Chief Financial Officer, Secretary and Treasurer since December 1993 and an Executive Vice President since March 2003. As a certified public accountant, he was with the international accounting firm of Coopers & Lybrand for sixteen years, including eight years as a partner. During his tenure at Coopers & Lybrand, Mr. Jorissen specialized in real estate and directed financial statement examinations of numerous public companies. Mr. Jorissen was also the Chief Financial Officer and Secretary of Sun Home Services and all other corporate subsidiaries of the Company. Mr. Jorissen now serves as an advisor to senior management.

Brian W. Fannon joined the Company in May 1994 as Senior Vice President-Operations and became Chief Operating Officer in 1995 and an Executive Vice President in March 2003. Prior to joining the Company, he worked for Lautrec, Ltd., then the largest manufactured housing community owner-operator in the United States, where he was responsible for operations comprising 25,000 sites and 300 employees, and Quality Homes, Inc., its sales and marketing division. He joined that organization in 1978 as a regional manager and became President in 1986. Mr. Fannon was appointed by Governor Milliken to the Michigan Mobile Home Commission in 1977, the year of its inception. Subsequent appointments by Governors Blanchard and Engler have enabled Mr. Fannon to serve on such commission, including serving as its chairman from 1986 to 1994. In 2002, Mr. Fannon was elected to the Board of Directors of the Manufactured Housing Institute and Mr. Fannon was elected to the RV/MH Hall of Fame in 2003. Mr. Fannon was also the Chief Executive Officer of Sun Home Services and a Vice President of all other corporate subsidiaries of the Company.

To the best of the Company’s knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer during the past five years.

  Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s capital stock to file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, and written representations from certain reporting persons, the Company believes, that, during the year ended December 31, 2008, its directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock have complied with all filing requirements applicable to them, except that Mr. Jorissen failed to timely file one report disclosing his disposition of 1,848 shares of Common Stock of the Company and Mr. Fannon failed to timely file one report disclosing disposition of 5,159 shares of Common Stock that were retained by the Company to satisfy Mr. Fannon’s withholding obligations

Item 11	Executive Compensation

  Compensation Discussion and Analysis

Compensation Committee Composition and Charter

The Compensation Committee assists the Board in fulfilling its responsibilities for determining the compensation offered to the Company’s executive officers. The Compensation Committee, among other functions:

•	consults with executive management in developing a compensation philosophy;

•	evaluates and approves compensation for the Company’s Chief Executive Officer and other executive officers; and

•	oversees and administers the Company’s cash and equity incentive plans.

The Compensation Committee has the authority to retain and terminate independent, third-party compensation consultants and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. Each member of the Compensation Committee is independent under NYSE rules. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of the Company’s website at www.suncommunities.com.

Compensation Philosophy and Objectives

The goals and objectives of the Company’s executive compensation program are to attract and retain a skilled executive team to manage, lead and direct the Company’s personnel and capital to obtain the best possible economic results given the severely depressed cycle in the manufactured housing industry.

The executive compensation program supports the Company’s commitment to providing superior shareholder value. This program is designed to:

•	attract, retain and reward executives who have the motivation, experience and skills necessary to lead the Company effectively and encourage them to make career commitments to the Company;

•	base executive compensation levels on the overall financial and operational performance of the Company and the individual contribution of an executive officer to the success of the Company;

•	create a link between the performance of the Company’s stock and executive compensation; and

•	position executive compensation levels to be competitive with other similarly situated public companies including the real estate industry in general and manufactured housing REITs in particular.

Annual salary and bonuses are intended to be competitive in the marketplace to attract and retain executives. Stock options and restricted stock awards are intended to provide longer-term motivation which has the effect of linking stock price performance to executive compensation. Restricted stock is also intended to provide post-retirement financial security in lieu of other forms of more costly supplemental retirement programs. The Company has not implemented any policies related to stock ownership guidelines for its executive management or for members of the Company’s Board of Directors.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all decisions regarding the compensation of executive officers, including cash-based and equity-based incentive compensation programs. The Compensation Committee reviews the performance, and determines the bonus compensation, of the Chief Executive Officer. The Compensation Committee and the Chief Executive Officer annually review the performance of the other executive officers. The conclusions reached and recommendations based on the reviews of the other executive officers, including with respect to bonuses and annual award amounts, are presented by the Chief Executive Officer to the Compensation Committee, which can exercise its discretion in modifying any recommended bonuses or awards.

Compensation Components and Processes

In order to implement the Company’s executive compensation philosophy, the Compensation Committee exercises its independent discretion in reviewing and approving the executive compensation program as a whole, as well as specific compensation levels for each executive officer. Final aggregate compensation determinations for each fiscal year are generally made after the end of the fiscal year, after financial statements for such year become available. At that time, the Compensation Committee determines bonuses, if any, for the past year’s performance, sets base salaries for those executive officers that are not bound by employment agreements for the following fiscal year and makes awards of equity-based compensation, if any. In addition, the Compensation Committee bases its decisions on the most recent publicly available compensation data for senior executive officers of comparable REITs, as well as various compensation studies and surveys, to ensure that compensation packages are in line with the Company’s peer group and the real estate industry in general. While comparative market data is a valuable tool to assist the Compensation Committee in setting reasonable and fair compensation for the Company’s executive officers, the stated philosophy of the Company’s executive compensation program is to recognize individual contributions to the performance of the Company and to create a link between the Company’s financial performance and executive compensation.

The key components of executive officer compensation are salary, bonuses, restricted stock awards and stock option grants. Salary is generally based on factors such as an individual officer’s level of responsibility, prior years’ compensation, comparison to compensation of other officers in the Company, and compensation provided at competitive companies and companies of similar size. Cash bonuses, restricted stock awards and stock option awards are intended to reward exceptional performance by the individual executive officer and the Company. Benchmarks for determining bonus levels include individual performance, Company performance against budget and growth in funds from operations (“FFO”), in each case as measured against targets established by the Compensation Committee. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure that management believes is a useful supplemental measure of the Company’s operating performance. Management generally considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not readily apparent from net income. The Compensation Committee, in its sole discretion, may make adjustments to the NAREIT definition of FFO in determining FFO performance targets and achievement.

Stock options grants that were outstanding as of December 31, 2008 were awarded in 1998, 1999 and 2001. Stock option grants are valued on the date of grant. Stock option grants vest ratably over three years from the date of grant and expire on the tenth anniversary of the date of grant. As stock options can be fully exercised after three years, they represent a medium-term incentive, the value of which is directly aligned with the achievement of enhanced value for shareholders. Stock options are issued at the market price of the stock on the date of grant except that the options issued in 2001 were granted at 85% of the market price. This differential has been amortized as expense. All of the unexercised options issued to executives in prior years are currently “out of the money” due to the current market value of the Company’s stock. In addition, options to acquire 45,000 shares of common stock awarded to the named executives in 1998 expired unexercised in January of 2008.

Restricted stock awards that are currently outstanding were awarded in 1998, 2001, 2002, 2004 and 2008. Restricted stock awards generally begin to vest after three to four years from the date of grant and then vest over the following six to nine years. The Company’s executive officers (as well as the Company’s employees that receive restricted stock awards) receive dividends on the restricted stock awards that have been granted to date, including restricted stock awards that have not vested. The Company believes that restricted stock awards represent a long-term incentive to key executives to remain committed to the Company and its objectives. The Company has not awarded any restricted stock to executives since 2008 but may find it necessary to award such shares in the future particularly due to the need to attract and retain talented executives. Restricted stock awards encourage the development of a longer term view and strategy for the growth and success of the Company’s business along with providing motivation for a long term commitment to the Company by its executives.

  Employment Agreements

Gary A. Shiffman

In 2005, the Company entered into an employment agreement with Gary A. Shiffman pursuant to which Mr. Shiffman serves as Chief Executive Officer of the Company. Mr. Shiffman’s employment agreement is for an initial term ending December 31, 2011 and is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to this employment agreement, Mr. Shiffman is paid an annual base salary of $545,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2006. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. Shiffman is entitled to annual incentive compensation of up to 75% of his then current base salary if he satisfies certain individual and Company performance criteria established from time to time by the Board and Mr. Shiffman is entitled to annual incentive compensation of up to 25% of his then current base salary in the sole discretion of the Compensation Committee. The non-competition clauses of Mr. Shiffman’s employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any ancillary business of the Company during the period he is employed by the Company; and (b) in the manufactured housing community business or any ancillary business of the Company for a period of eighteen months following the period he is employed by the Company. However, Mr. Shiffman’s employment agreement does allow him to make passive investments relating to real estate in general or the housing industry in particular (other than in manufactured housing communities) during the period he is employed by the Company.

A copy of Mr. Shiffman’s employment agreement is attached as an exhibit to the Company’s periodic filings under the Exchange Act.

Karen J. Dearing

On February 5, 2008 (the “Effective Date”), the Company entered into an employment agreement with Karen J. Dearing pursuant to which Ms. Dearing serves as Executive Vice President, Treasurer, Chief Financial Officer and Secretary of the Company. Ms. Dearing’s employment agreement is for an initial term commencing on February 5, 2008 and ending on December 31, 2010. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Ms. Dearing is paid an annual base salary of $245,000 in the first year, $265,000 in the second year and $290,000 thereafter, subject to adjustments in accordance with the annual cost of living. In addition to her base salary and in accordance with the terms of her employment agreement, Ms. Dearing is eligible for annual incentive compensation of up to 50% of her base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of her base salary at the sole discretion of the Compensation Committee. In connection with the execution of the employment agreement, and pursuant to a restricted stock award agreement, the Company issued Ms. Dearing 10,000 restricted shares of the Company’s common stock. Thirty-five percent (35%) of the shares will vest on the fourth anniversary date of the Effective Date, thirty five percent (35%) on the fifth anniversary date, twenty percent (20%) on the sixth anniversary date, five percent (5%) on the seventh anniversary date and the remainder shall vest on the tenth anniversary of the Effective Date.

A copy of Ms. Dearing’s employment agreement is attached as an exhibit to the Company’s periodic filings under the Exchange Act.

John B. McLaren

On the Effective Date, the Company entered into an employment agreement with John B. McLaren pursuant to which Mr. McLaren serves as Executive Vice President and Chief Operating Officer of the Company. Mr. McLaren’s employment agreement is for an initial term commencing on February 5, 2008 and ending on December 31, 2010. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Mr. McLaren is paid an annual base salary of $265,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2009. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. McLaren is eligible for annual incentive compensation of up to 50% of his base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of his base salary at the sole discretion of the Compensation Committee. In connection with the execution of the employment agreement, and pursuant to a restricted stock award agreement, the Company issued Mr. McLaren 10,000 restricted shares of the Company’s common stock. Thirty-five percent (35%) of the shares will vest on the fourth anniversary date of the Effective Date, thirty five percent (35%) on the fifth anniversary date, twenty percent (20%) on the sixth anniversary date, five percent (5%) on the seventh anniversary date and the remainder shall vest on the tenth anniversary of the Effective Date.

A copy of Mr. McLaren’s employment agreement is attached as an exhibit to the Company’s periodic filings under the Exchange Act.

Jeffrey P. Jorissen

In 2005, the Company entered into an employment agreement with Jeffrey P. Jorissen pursuant to which Mr. Jorissen served as Chief Financial Officer of the Company. Mr. Jorissen’s employment agreement is for an initial term ending December 31, 2010 and is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Mr. Jorissen’s employment agreement was amended in 2008, in connection with the management realignment discussed above to reflect his new title and role with the Company. Pursuant to this employment agreement, Mr. Jorissen is paid an annual base salary of $314,325, which will be increased by an annual cost of living adjustment beginning with calendar year 2006. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. Jorissen is entitled to annual incentive compensation of up to 75% of his then current base salary if he satisfies certain individual and Company performance criteria established from time to time by the Board and Mr. Jorissen is entitled to annual incentive compensation of up to 25% of his then current base salary in the sole discretion of the Compensation Committee. The non-competition clauses of Mr. Jorissen’s employment agreement preclude him from engaging, directly or indirectly, in the real estate business or any ancillary business of the Company during the period he is employed by the Company and for a period of eighteen months thereafter.

A copy of Mr. Jorissen’s employment agreement is attached as an exhibit to the Company’s periodic filings under the Exchange Act.

Brian W. Fannon

In 2005, the Company entered into an employment agreement with Brian W. Fannon pursuant to which Mr. Fannon served as Chief Operating Officer of the Company. In February 2008, Mr. Fannon agreed to step into the role of President, and to no longer serve as Chief Operating Officer, in connection with the management realignment discussed above. The Company entered into that certain Retirement from Employment and Release agreement with Brian W. Fannon dated July 10, 2008 and effective as of July 31, 2008, which made certain changes to Mr. Fannon’s existing employment agreement (the “Retirement Agreement”).

Under the Retirement Agreement, effective July 31, 2008, Mr. Fannon’s employment with the Company and/or any of its subsidiaries, including any service as a director or officer of such entities, was terminated in its entirety. Further, all of Mr. Fannon’s stock options and other stock based compensation awarded to Mr. Fannon that was outstanding as of July 10, 2008, became fully vested and immediately exercisable on that date. Under the Retirement Agreement, Mr. Fannon is entitled to receive compensation in an amount equal to one-twelfth (1/12) of the Base Salary (as defined in his existing employment agreement) on the first day of each month for the nine (9) months following his last day of employment, with the first payment beginning on August 1, 2008 and the last payment ending on April 1, 2009, subject to certain conditions.

The non-competition clauses of Mr. Fannon’s employment agreement precluded him from engaging, directly or indirectly, in the real estate business or any ancillary business of the Company during the period he is employed by the Company and for a period of between twelve and twenty-four months thereafter. Pursuant to the Retirement Agreement, Mr. Fannon’s obligation to refrain from engaging in the real estate business or any ancillary business of the Company shall end on April 30, 2009.

A copy of Mr. Fannon’s employment agreement and Retirement Agreement is attached as an exhibit to the Company’s periodic filings under the Exchange Act.

  2008 Compensation

The base salaries for the current and former named executive officers for the year ended December 31, 2008, were paid in accordance with existing employment agreements or arrangements with the Company.

In addition to their base salaries, the current and former named executive officers earned, in the aggregate, bonuses of $534,343 for the year ended December 31, 2008. Although bonuses were earned for the year ended December 31, 2008, such bonuses were not paid until March of 2009. Each named executive officer or former executive officer is entitled, under the terms of their employment agreements with the Company (in the case of Messrs. Shiffman and Jorissen), to receive a bonus of up to 75% of his base salary, in the sole discretion of the Compensation Committee, if certain annual individual and Company performance criteria, as established by the Compensation Committee, are met and up to 25% of his base salary at the sole discretion of the Compensation Committee. In the case of Mr. McLaren and Ms. Dearing, each named executive officer is entitled, under the terms of their employment agreements with the Company, to receive a bonus of up to 50% of his or her base salary, subject to the discretion of the Compensation Committee, if certain annual individual and/or Company performance criteria, as established by the Compensation Committee, are met and up to 50% of his or her base salary at the sole discretion of the Compensation Committee. In the case of Mr. Colman, who does not have an employment agreement with the Company, an annual bonus may be awarded up to 50% of his base salary if certain annual individual and Company performance criteria are met, as established by the Chief Executive Officer and approved by the Compensation Committee, and up to 50% of his base salary at the sole discretion of the Compensation Committee.

After review of the individual performance of each executive and former executive officer in relation to the agreed upon individual and Company performance objectives , the achievement of Adjusted FFO(1) growth of 2.9 percent in relation to the agreed to FFO growth objective of three to five percent, the performance of the Company in relation to budgeted revenue producing site and net operating income targets and the overall performance of the Company during the year and in relation to the manufactured housing industry in general, the Compensation Committee determined that certain individual and/or Company performance objectives were met and that the efforts of the current and former named executive officers were substantial in relation to the achievement of the Company results. Based on such analysis, the Compensation Committee awarded the following bonuses:

	Percentage of Base Salary Awarded for Achievement of Individual and/or Corporate Performance Objectives	Discretionary Percentage of Base Salary Awarded	Bonus
Gary A. Shiffman	25.00%	15.00%	$239,260
Karen J. Dearing	25.00%	10.00%	$85,750
John B. McLaren	4.50%	25.00%	$78,175
Jonathan M. Colman	25.00%	0.00%	$44,888
Jeffrey P. Jorissen	25.00%	0.00%	$86,250

(1)

Adjusted FFO was determined by excluding the effect of certain equity losses and impairment charges related to the Company’s investment in Origen Financial, Inc., impairment charges related to certain real estate assets and certain other non-recurring or unusual charges as determined in the sole discretion of the Compensation Committee

In February 2008, equity incentive awards of 10,000 shares each were granted to Ms. Dearing and Mr. McLaren in conjunction with their appointment as Chief Financial Officer and Chief Operating Officer of the Company, respectively.  Thirty-five percent of the shares vest on February 5, 2012 and February 5, 2013, twenty percent of the shares vest on February 5, 2014 and the remaining ten percent will vest in two equal installments on February 5, 2015 and February 5, 2018.

The performance based equity awards issued to Messer’s Shiffman, Jorissen and Fannon in 2004 were cancelled in March of 2008.

  Tax and Accounting Implications

Deductibility of Executive Compensation.

Section 162(m) of the Internal Revenue Code limits the deductibility on the Company’s tax return of compensation over $1 million to any of its named executive officers. However, compensation that is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by the Company’s stockholders is not subject to section 162(m). The Company has such a plan and may utilize it to mitigate the potential impact of section 162(m). The Company did not pay any compensation during 2008 that would be subject to section 162(m). The Company believes that, because it qualifies as a REIT under the Internal Revenue Code and therefore is not subject to federal income taxes on its income to the extent distributed, the payment of compensation that does not satisfy the requirements of section 162(m) will not generally affect the Company’s net income. However, to the extent that compensation does not qualify for deduction under section 162(m) or under short term incentive plans approved by shareholders to, among other things, mitigate the effects of section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital. The Company does not believe that section 162(m) will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder. For these reasons, the Compensation Committee’s compensation policy and practices are not directly governed by section 162(m).

409A Considerations.

The Company has also taken into consideration Internal Revenue Code Section 409A in the design and implementation of the Company’s compensation programs. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

  Director Compensation Tables

Directors of the Company who are also employees receive no additional compensation for their services as directors. During 2008, the Company paid directors that are not employees of the Company the following annual fees:

	Chairman	Member
Annual Retainer	$—	$50,000
Compensation Committee	$10,000	$5,000
Audit Committee	$32,500	$30,000
NCG Committee	$10,000	$5,000
Special Litigation Committee	$52,877	$—

Although Arthur A. Weiss earned director’s fees of $50,000 for services during the fiscal year ended December 31, 2008, he declined such fees (See “Certain Relationships and Related Transactions, and Director Independence-Legal Counsel”).

The following tables provide compensation information for each member of the Board for the year ended on December 31, 2008.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Paul D. Lapides	$50,000	$2,728	$52,728
Clunet R. Lewis	$145,377	$2,728	$148,105
Robert H. Naftaly	$80,000	$1,573	$81,573
Ronald L. Piasecki	$65,000	$2,728	$67,728
Ted J. Simon	$65,000	$2,728	$67,728
Arthur A. Weiss	$—	$2,728	$2,728
Stephanie W. Bergeron	$80,000	$1,573	$81,573

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to each of the directors in 2008 and in prior years, in accordance with FASB Statement 123(R), Share-Based Payment (“SFAS 123(R)”). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by the directors.

Name	July 2008 Option Award 1,500 shares each(1)	Aggregate number of options outstanding as of December 31, 2008
Paul D. Lapides	$1,755	14,000
Clunet R. Lewis	$1,755	10,500
Robert H. Naftaly	$1,755	3,000
Ronald L Piasecki	$1,755	10,000
Ted J. Simon	$1,755	14,000
Arthur A. Weiss	$1,755	14,000
Stephanie W. Bergeron	$1,755	3,000

(1)

These columns represent the grant date fair value of the stock option awards as determined in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to these grants, refer to note 6 of the Company’s financial statements in the Form 10-K for the year ended December 31, 2008, as filed with the SEC.

  Summary Compensation Table

The following table includes information concerning compensation for the Company’s named executive officers for the fiscal year ended December 31, 2008.

	Year	Salary		Bonus (2)	Stock Awards (3)	All Other Compensation (4)		Total
Gary A. Shiffman, Chairman,	2008	$598,150		$239,260	$572,635	$83,594	(5)	$1,493,639
Chief Executive Officer, and	2007	$574,550		$183,856	$346,673	$64,470	(6)	$1,169,549
President	2006	$531,988	(1)	$114,600	$1,151,453	$56,885	(7)	$1,854,926

Karen J. Dearing, Executive Vice	2008	$236,892		$85,750	$50,674	$2,594		$375,910
President, Treasurer, Chief
Financial Officer and Secretary

John B. McLaren, Executive Vice	2008	$254,287		$78,175	$17,434	$2,594		$352,490
President and Chief Operating
Officer

Jonathan M. Colman, Executive	2008	$179,550		$44,888	$78,736	$2,241		$305,415
Vice President	2007	$172,450		$43,113	$124,279	$1,945		$341,787
	2006	$159,645	(1)	$34,400	$158,678	$264		$352,987

Jeffrey P. Jorissen (8), Former Executive Vice	2008	$345,000		$86,250	$255,005	$2,594		$688,849
President, Treasurer, Chief	2007	$331,400		$72,908	$187,643	$2,526		$594,477
Financial Officer and Secretary	2006	$306,820	(1)	$66,100	$789,787	$264		$1,162,971

Brian W. Fannon (9), Former Executive	2008	$270,942		$—	$583,917	$334,540		$1,189,399
Vice President and Chief Operating	2007	$425,600		$93,632	$120,704	$2,526		$642,462
Officer and President	2006	$394,062	(1)	$84,900	$485,137	$264		$964,363

(1)

Messrs. Shiffman, Jorissen, Fannon, and Colman agreed to take a 5% reduction in salary for the fiscal year ended December 31, 2006 in order to support the Company’s cost reductions efforts. The base salaries of the named executive officers returned to normal levels for the fiscal year ended December 31, 2007. A portion of the salary may have been contributed to the Company’s 401(k) savings plan.

(2)

Messrs. Shiffman, Jorissen and Fannon are contractually entitled to receive annual incentive payments of up to 75% of base salary, if certain annual individual and Company performance objectives established by the Board are achieved and an additional 25% of base salary at the sole discretion of the Compensation Committee. Ms. Dearing and Mr. McLaren are contractually entitled to receive annual incentive payments of up to 50% of base salary, if certain annual individual and Company performance objectives established by the Compensation Committee are achieved and an additional 50% of base salary at the sole discretion of the Compensation Committee.

(3)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to 2008 for the fair value of restricted stock granted to the named executive officers in current or prior years, in accordance with SFAS 123(R) except, pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information, refer to note 6 of the Company’s financial statements in the Form 10-K for the year ended December 31, 2008, as filed with the SEC.

(4)

Includes matching contributions to the Company’s 401(k) Plan of $2,300 for each of Messrs. Shiffman, McLaren, Jorissen, and Ms. Dearing; and $1,947 and $1,959 for Mr. Colman and Mr. Fannon, respectively, for the fiscal year ended December 31, 2008. Includes matching contributions to the Company’s 401(k) Plan of $2,250 for each of Messrs. Shiffman, Jorissen and Fannon and $1,669 for Mr. Colman for the fiscal year ended December 31, 2007. Also includes premiums for life insurance and accidental death and disability insurance in the amount of $294 for each of Messrs. Shiffman, McLaren, Jorissen, Fannon, Colman and Ms. Dearing for the fiscal year ended December 31, 2008; $276 for each of Messrs. Shiffman, Jorissen, Fannon and Colman for the fiscal year ended December 31, 2007; and $264 for the fiscal year ended December 31, 2006. Includes a total severance amount of $332,288 to be paid ratably from August 2008 through April 2009, pursuant to that certain Retirement Agreement with Mr. Fannon.

(5)	Includes $81,000 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors.

(6)	Includes $61,944 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors. The amount includes $38,750 in cash and restricted stock awards valued at $23,194.

(7)	Includes $56,621 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors. The amount includes $31,000 in cash and restricted stock awards valued at $25,621.

(8)	Effective February 5, 2008, Mr. Jorissen relinquished the titles of Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.

(9)

Effective February 5, 2008, Mr. Fannon relinquished titles of Chief Operating Officer and Executive Vice President of the Company, but was appointed President of the Company. Effective July 31, 2008, Mr. Fannon relinquished his role as President of the Company and retired pursuant to that certain Retirement Agreement.

  Grants of Plan Based Awards

The Company, in accordance with their respective employment agreement, granted each of the named officers restricted shares of the Company’s common stock.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock and Option Awards (1)
Karen J. Dearing	02/05/2008	10,000	$198,100
John B. McLaren	02/05/2008	10,000	$198,100

(1)	Pursuant to SEC rules, this column represents the total fair market value of restricted stock awards, in accordance with FASB Statement 123(R), Share-Based Payment (“SFAS 123(R)”).

Thirty-five percent of the shares vest on February 5, 2012 and February 5, 2013, twenty percent of the shares vest on February 5, 2014 and the remaining ten percent will vest in two equal installments on February 5, 2015 and February 5, 2018.

  Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the value of all unexercised options and restricted share awards previously granted to the Company’s named executive officers:

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2008

	Option Awards (1)					Share Awards (2)
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights that have not Vested (#) (10) (11)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights that have not Vested ($)
Gary A. Shiffman	25,000	—	—	$ 30.03	12/15/09	18,000	(4)	$ 252,000	—	—
	25,000	—	—	$ 27.03	04/12/11	1,415	(5)	$ 19,810	—	—
	—	—	—	—	—	36,751	(6)	$ 514,514	—	—
	—	—	—	—	—	13,000	(7)	$ 182,000	—	—
	—	—	—	—	—	6,250	(8)	$ 87,500	—	—

Karen J. Dearing	—	—	—	—	—	4,550	(7)	$ 63,700	—	—
	—	—	—	—	—	10,000	(9)	$ 140,000	—	—
	—	—	—	—	—	10,000	(12)	$ 140,000	—	—

John B. McLaren	—	—	—	—	—	10,000	(12)	$ 140,000	—	—

Jonathan M. Colman	—	—	—	—	—	3,600	(4)	$ 50,400	—	—
	—	—	—	—	—	517	(5)	$ 7,238	—	—
	—	—	—	—	—	6,500	(7)	$ 91,000	—	—

Jeffrey P. Jorissen (13)	10,000	—	—	$ 30.03	12/15/09	12,000	(4)	$ 168,000	—	—
	2,250	—	—	$ 27.03	04/12/11	1,915	(5)	$ 26,810	—	—
	—	—	—	—	—	6,500	(7)	$ 91,000	—	—
	—	—	—	—	—	4,166	(8)	$ 58,324	—	—

Brian W. Fannon (14)	—	—	—	—	—	—		—	—	—

(1)

Stock options vest ratably over the three year period following the date of grant and expire on the tenth anniversary of the date of grant. All options were granted at the closing price of the Company’s Common Stock on NYSE on the date of grant; provided, however, that the options expiring on April 12, 2011 were granted at 85% of the closing price of the Company’s Common Stock on NYSE on the date of grant.

(2)	All share awards begin to vest after either the third or fourth anniversary of the date of grant.

(3)	Value based on $14.00, the closing price of the Company’s Common Stock on NYSE on December 31, 2008.

(4)	Shares vest ratably on January 31, 2009 and January 31, 2010.

(5)	Shares will vest on March 31, 2011.

(6)	11,083 of the shares will vest on each July 15th, beginning on July 15, 2009 and ending on July 15, 2011 and the remaining 3,502 shares will vest on July 15, 2014.

(7)	Fifty-four percent of the shares vest on May 10, 2009, thirty one percent of the shares vest on May 10, 2010 and the remaining will vest in two equal installments on May 10, 2011 and May 10, 2014.

(8)	Shares vest on May 10, 2009.

(9)

Shares of phantom stock that vest in four equal installments beginning on May 12, 2009 and ending on May 12, 2012. On each vesting date, Ms. Dearing receives a cash payment equal to the total number of shares vested multiplied by the ten day average trading price of the Company’s Common Stock on NYSE.

(10)	Shares of performance based restricted stock were cancelled in March of 2008.

(11)	Shares of performance based shares of phantom stock were cancelled in March of 2008.

(12)

Thirty-five percent of the shares vest on February 5, 2012 and February 5, 2013, twenty percent of the shares vest on February 5, 2014 and the remaining ten percent will vest in two equal installments on February 5, 2015 and February 5, 2018.

(13)	Effective February 5, 2008, Mr. Jorissen relinquished the titles of Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.

(14)

Pursuant to the terms of that certain Retirement Agreement, all of Mr. Fannon’s stock options and other stock based compensation awarded to Mr. Fannon that were outstanding as of July 10, 2008 become fully vested and immediately exercisable on that date.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning shares held by our named executive officers that vested during the fiscal year ended on December 31, 2008:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Gary A. Shiffman	—	—	9,000	$172,935
	—	—	1,415	$28,661
	—	—	11,083	$194,895
	—	—	7,000	$133,000
	—	—	6,250	$118,750

Karen J. Dearing	—	—	2,450	$46,550

John B. McLaren	—	—	—	$—

Jonathan M. Colman	—	—	1,800	$34,587
	—	—	517	$10,472
	—	—	3,500	$66,500

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Jeffrey P. Jorissen	—	—	6,000	$115,290
	—	—	1,915	$38,788
	—	—	3,500	$66,500
	—	—	4,167	$79,173

Brian W. Fannon	—	—	3,000	$57,645
	—	—	6,000	$108,270
	—	—	1,000	$20,255
	—	—	1,000	$18,045
	—	—	5,250	$99,750
	—	—	9,750	$175,939
	—	—	2,083	$39,577
	—	—	2,084	$37,606

(1)	Value based on the average of the high and low of the share price on the vesting date

Change in Control and Severance Payments

Messrs. Shiffman, McLaren Jorissen, and Ms. Dearing have contractual arrangements with the Company providing for severance and change in control payments. If any such executive is terminated without “cause,” he or she is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination and a continuation of salary for up to eighteen months after termination in the case of Messrs. Shiffman and Jorissen and up to twelve months in the case of Ms. Dearing and Mr. McLaren subject to the execution of a general release and continued compliance with his or her restrictive covenant. If Messrs. Shiffman’s, McLaren’s Jorissen’s, or Ms. Dearing’s employment is terminated due to death or disability, he or she or his or her heirs, is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination or death and a continuation of salary for up to twenty four months, in the case of Messrs. Shiffman, Jorissen and Ms. Dearing and twelve months in the case of Mr. McLaren. Upon a change of control and if Messrs. Shiffman, McLaren Jorissen, or Ms. Dearing are terminated within two years of the date of such change of control or less than two year remain under the term of their employment agreements, then each of them would receive 2.99 times their annual salary and a continuation of health and insurance benefits for one year. Under any of the foregoing events of termination or change of control, all stock options and other stock based compensation awarded to the executive shall become fully vested and immediately exercisable. No information in included for Mr. Fannon as he retired from the Company, pursuant to that certain Retirement Agreement effective as of July 31, 2008.

The following tables describe the potential payments upon termination without cause, a termination due to death or disability or after a change of control of the Company (and associated termination of the executives) for the following named executive officers:

Termination Without Cause (1)

Name	Cash Payment (2)	Acceleration of Vesting of Stock Awards (3)	Benefits	Total
Gary A. Shiffman	$897,225	$1,055,824	$—	$1,953,049
Karen J. Dearing	$245,000	$343,700	$—	$588,700
John B. McLaren	$265,000	$140,000	$—	$405,000
Jonathan M. Colman	$—	$—	$—	$—
Jeffery P. Jorissen	$517,500	$344,134	$—	$861,634

Termination Due to Death or Disability (1)

Name	Cash Payment (2)	Acceleration of Vesting of Stock Awards (3)	Benefits	Total
Gary A. Shiffman	$1,196,300	$1,055,824	$—	$2,252,124
Karen J. Dearing	$490,000	$343,700	$—	$833,700
John B. McLaren	$265,000	$140,000	$—	$405,000
Jonathan M. Colman	$—	$148,638	$—	$148,638
Jeffery P. Jorissen	$690,000	$344,134	$—	$1,034,134

Change of Control (1)

Name	Cash Payment (2)	Acceleration of Vesting of Stock Awards (3)	Benefits (4)	Total
Gary A. Shiffman	$1,788,469	$1,055,824	$8,616	$2,852,909
Karen J. Dearing	$732,550	$343,700	$252	$1,076,502
John B. McLaren	$792,350	$140,000	$8,616	$940,966
Jonathan M. Colman	$—	$148,638	$—	$148,638
Jeffery P. Jorissen	$1,031,550	$344,134	$8,616	$1,384,300

(1)	The following table does not include information regarding Brian W. Fannon as he retired from the Company, pursuant to that certain Retirement Agreement, effective as of July 31, 2008.

(2)	Assumes a termination on December 31, 2008 and payments based on base salary (without taking into account any accrued incentive based compensation) as of December 31, 2008 for each executive.

(3)	Calculated based on a termination as of December 31, 2008 and the fair market value of the Company’s Common Stock on NYSE as of December 31, 2008.

(4)	Reflects continuation of health benefits, life insurance and accidental death and disability insurance for the periods specified above.

  Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amended Report.

Respectfully submitted,

Members of the Compensation Committee:

Ted J. Simon

Clunet R. Lewis

Ronald L. Piasecki

  Report of the Audit Committee

The Board maintains an Audit Committee comprised of three of the Company’s directors. The directors who serve on the Audit Committee are all “independent” for purposes of the New York Stock Exchange listing standards. The Audit Committee held six (6) formal meetings and several informal meetings during the 2008 fiscal year.

In accordance with its written charter, the Audit Committee assists the Board with fulfilling its oversight responsibility regarding the quality and integrity of the accounting, auditing and financial reporting practices of the Company. In discharging its oversight responsibilities regarding the audit process, the Audit Committee:

•	reviewed and discussed the audited financial statements with management and Grant Thornton, LLP, the Company’s independent auditors, for the fiscal year ended December 31, 2008;

•	discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards); and

•

reviewed the written disclosures and the letter from the independent auditors required by the Independence Standards Board’s Standard No. 1 (Independence Discussions with Audit Committees), and discussed with the independent auditors any relationships that may impact their objectivity and independence.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The Audit Committee has considered and determined that the level of fees of Grant Thornton LLP for provision of services other than the audit services is compatible with maintaining the auditor’s independence.

Respectfully Submitted,

Members of the Audit Committee:

Clunet R. Lewis

Robert H. Naftaly

Stephanie W. Bergeron

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to the Company, as of March 26, 2009, the shareholdings of: (a) each person known to the Company to be the beneficial owner of more than five percent (5%) of the Common Stock; (b) each director of the Company; (c) each executive officer listed in the Summary Compensation Table; and (d) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	2,006,296	(2)	10.8%
Jeffrey P. Jorissen 27777 Franklin Road Suite 200 Southfield, Michigan 48034	114,433	(3)	*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	35,838	(4)	*
Ted J. Simon 27777 Franklin Road Suite 200 Southfield, Michigan 48034	18,741	(5)	*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	14,400	(6)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	47,500	(7)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	165,190	(8)	*
Arthur A. Weiss 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	637,273	(9)	3.4%
Robert H. Naftaly 27777 Franklin Road Suite 200 Southfield, Michigan 48034	8,000	(10)	*
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	7,000	(11)	*
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	16,246		*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares(1)
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	10,414	*
Brian Fannon 27777 Franklin Road Suite 200 Southfield, Michigan 48034	27,780	*
The Vanguard Group, Inc.(12) 100 Vanguard Blvd. Malvern, PA 19355	1,489,015	8.04%
Barclays Global Investors, NA.(13) 400 Howard Street San Francisco, CA 94105	1,360,669	7.4%
Wells Fargo & Company(14) 420 Montgomery Street San Francisco, CA 94163	993,125	5.4%
All current and former executive officers and directors as a group (13 persons)(15)	3,109,111	16.8%

* Less than one percent (1%) of the outstanding shares.

(1)

In accordance with SEC regulations, the percentage calculations are based on 18,509,130 shares of Common Stock issued and outstanding as of March 26, 2009 plus shares of Common Stock which may be acquired pursuant to options exercisable, common limited partnership interests (“Common OP Units”) and preferred limited partnership interests (“Preferred OP Units”) of Sun Communities Operating Limited Partnership that are convertible into Common Stock, within sixty days of March 26, 2009, by each individual or group listed.

(2)

Includes: (a) 409,428 Common OP Units convertible into shares of Common Stock; (b) 50,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009; (c) 453,841 shares of Common Stock and 141,794 Common OP Units owned by certain limited liability companies of which Mr. Shiffman is a member and a manager; and (d) a beneficial interest only in 25,000 Common OP Units. Mr. Shiffman disclaims beneficial ownership of 3,000 Common OP Units convertible into shares of Common Stock and 2,300 shares of Common Stock held by other family members because he does not have a pecuniary interest therein.

(3)	Includes: 12,250 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(4)	Includes 7,500 Common OP Units convertible into shares of Common Stock.

(5)	Includes 12,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(6)	Includes 12,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(7)

Includes 20,000 Common OP Units convertible into shares of Common Stock. Also includes 8,500 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(8)

Includes: (a) 17,437 Common OP Units convertible into shares of Common Stock and 139,735 Preferred OP Units convertible into Common OP Units (which are convertible into shares of Common Stock); (b) 8,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(9)

Includes 6,938 Common OP Units convertible into shares of Common Stock and 12,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009. Also, includes: (a) 453,841 shares of Common Stock and 141,794 Common OP Units owned by certain limited liability companies of which Mr. Weiss is a manager, (b) 12,700 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust for which Mr. Weiss is a Co-Trustee and (c) a beneficial interest only in 10,000 Common OP Units. Mr. Weiss does not have a pecuniary interest in any of the 1997 Shiffman Charitable Remainder Unitrust or the limited liability companies described above and, accordingly, Mr. Weiss disclaims beneficial ownership of the 453,841 shares of Common Stock and the 141,794 Common OP Units held by the limited liability companies described above and the 12,700 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust.

(10)	Includes 1,000 Shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(11)	Includes 1,000 Shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

(12)

According to the Schedule 13G filed with the SEC for calendar year 2008, The Vanguard Group, Inc., in its capacity as investment advisor, beneficially owns 1,489,015 shares of Common Stock which are held of record by clients of The Vanguard Group, Inc.

(13)

According to the Schedule 13G filed with the SEC for calendar year 2008, Barclays Global Investors, NA., in its capacity as a Bank, as defined in section 3(a)(6) of the Securities Exchange Act of 1934, beneficially owns 1,360,669 shares of Common Stock of the Company.

(14)

According to the Schedule 13G filed with the SEC for calendar year 2008, Wells Fargo & Company, in its capacity as a parent holding company or control person in accordance with 240.13d-1(b)(1)(ii)(G), beneficially owns 993,125 shares of Common Stock of the Company.

(15)

Includes (a) 764,891 Common OP Units convertible into shares of Common Stock and 139,735 Preferred OP Units convertible into Common OP Units (which are convertible into Common Stock); and (b) 116,750 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 26, 2009.

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

Item 13	Certain Relationships and Related Transactions, and Director Independence

  Relationship with Origen

The Company and its affiliates have entered into the following transactions with Origen Financial, Inc. (“Origen”):

•

Capital Investment in Origen: In the 2003 recapitalization of Origen, the Company purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (the Company’s Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for approximately $10.3 million.

•	Board Membership: Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.

•

Loan Servicing Agreement: The Company previously had a loan servicing agreement with Origen Servicing, Inc., a wholly-owned subsidiary of Origen, which serviced our portfolio of manufactured home loans.

•

Loan Origination, Sale and Purchase Agreement: Origen agreed to fund loans that met the Company’s underwriting guidelines and then transfer those loans to the Company pursuant to a Loan Origination, Sale and Purchase Agreement. The Company paid Origen a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.2 million during 2008. The Company purchased loans, at par, from Origen which totaled approximately $12.4 million during 2008.

•	Purchase of Repossessed Manufactured Homes: The Company also purchased $0.6 million of repossessed manufactured homes located within its communities that were owned by Origen during 2008.

•

Miscellaneous: With the sale of Origen’s servicing platform assets to Green Tree Servicing LLC, the Company engaged a different entity to continue the servicing of the manufactured home loans. In order to transfer the manufactured home loan servicing contract to a different service provider, the Company paid Origen a fee of $0.3 million.

Lease of Principal Executive Offices

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

Loans to Chief Executive Officer

In 1995, the Company issued Gary A. Shiffman, its Chief Executive Officer and President, 400,000 shares of common stock for $8,650,000 (the “Purchase Price”). The Purchase Price is evidenced by three (3) separate 10-year promissory notes that bear interest at a rate equal to six months’ LIBOR plus 175 basis points, with a maximum interest rate of 9% per annum and a minimum interest rate of 6% per annum (the “Promissory Notes”). Two of the Promissory Notes (with an initial aggregate principal amount of approximately $7.6 million) are secured by approximately 211,000 shares of common stock of the Company held by Mr. Shiffman (the “Secured Shares”) and/or 99,000 common partnership units in Sun Communities Operating Limited Partnership (the “Secured Units”) and the last Promissory Note (with an initial principal amount of approximately $1.0 million) is unsecured but fully recourse to Mr. Shiffman. Mr. Shiffman’s personal liability on the secured Promissory Notes is limited to all accrued interest on such notes plus fifty percent (50%) of the deficiency, if any, after application of the proceeds from the sale of the Secured Shares and/or the Secured Units to the then outstanding principal balance of the Promissory Notes. The Promissory Notes provide for quarterly interest only payments and provide that all cash distributions and dividends paid to Mr. Shiffman on the Secured Shares and the Secured Units (the “Distributions”) will first be applied toward the accrued and unpaid interest under the Promissory Notes and sixty percent (60%) of the remainder of the Distributions, if any, will be applied toward the outstanding principal balance of the Promissory Notes.

In April 1997, the Company loaned Mr. Shiffman an additional $2,600,391 on terms substantially identical to the terms of the other loan to Mr. Shiffman, as described above, and such loan is secured by approximately 62,000 shares of common stock of the Company held by Mr. Shiffman (the promissory notes evidencing this loan, together with the Promissory Notes, are hereinafter referred to as the “Shiffman Notes”).

On July 15, 2002, the due date of the Shiffman Notes was extended such that one-third of the principal balance becomes due on December 31, 2008, an additional one-third of the principal balance becomes due on December 31, 2009 and the balance of the Shiffman Notes becomes due on December 31, 2010.

The largest aggregate indebtedness outstanding under the Shiffman Notes since January 1, 2008 was approximately $8.7 million. As of March 15, 2009, the amount outstanding under the Shiffman Notes was approximately $5.4 million.

  Legal Counsel

During 2008, JRH&W acted as the Company’s general counsel and represented the Company in various matters. Arthur A. Weiss, a director of the Company, is the Chairman of the Board of Directors and a shareholder of such firm. The Company incurred legal fees and expenses of approximately $1.0 million in 2008 in connection with services rendered by JRH&W.

  Tax Consequences Upon Sale of Properties

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

  Policies and Procedures for Approval of Related Party Transactions

No executive officer or director of the Company (or any family member or affiliate of such executive officer or director) may enter into any transaction or arrangement with the Company that reasonably could be expected to give rise to a conflict of interest without the prior approval of the Nominating and Corporate Governance Committee. Any such transaction or arrangement must be promptly reported to the Nominating and Governance Committee or the full Board. Any such disclosure provided by an executive officer or director is reviewed by the Nominating and Corporate Governance Committee and approved or disapproved. In determining whether to approve such a transaction or arrangement, the Nominating and Corporate Governance Committee takes into account, among other factors, whether the transaction was on terms no less favorable to the Company than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.

The current policy was adopted and approved in 2004. All related party transactions disclosed above were approved by either the Nominating and Corporate Governance Committee or the full Board.

Item 14	Principal Accounting Fees and Services

  Fees

Aggregate fees for professional services rendered by Grant Thornton, LLP, the Company’s independent auditors, for the fiscal years ended December 31, 2008 and 2007 were as follows:

Category	FYE 12/31/2008	FYE 12/31/2007
Audit Fees: For professional services rendered for the audit of the Company’s financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$419,120	$407,310
Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards and potential transactions and other SEC related matters	$41,000	$55,789
Tax Fees	$—	$—
All Other Fees	$—	$—

  Auditor Fees Policy

The Audit Committee has a policy concerning the pre-approval of audit and non-audit services to be provided by the Company’s independent auditors. The policy requires that all services provided by the independent auditor to the Company, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular category or group of services and is subject to a particular budget. In other cases, specific pre-approval is required. The Audit Committee approved all audit and non-audit related services provided to the Company by Grant Thornton during the 2008 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC., a Maryland corporation
Dated: March 30, 2009	By:	/s/ Karen J. Dearing
Karen J. Dearing, Executive Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(2)
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2008	(2)

(1)	Filed herewith.

(2)	Incorporated by reference to Origen Financial, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 (as filed with the Securities and Exchange Commission on March 27, 2009)