Form 10-Q
period 2009-03-31
SUN COMMUNITIES INC
filed 2009-05-08
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Yes[ ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2009: 18,619,612

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(In thousands, except per share amounts)

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Investment property, net	$1,084,128	$1,089,304
Cash and cash equivalents	6,588	6,162
Inventory of manufactured homes	9,674	13,058
Investment in affiliates	3,799	3,772
Notes and other receivables	60,088	57,481
Other assets	33,250	37,152
Assets of discontinued operations	68	70
TOTAL ASSETS	$1,197,595	$1,206,999

LIABILITIES
Debt	$1,141,911	$1,139,152
Lines of credit	88,447	90,419
Other liabilities	35,904	37,240
Liabilities of discontinued operations	78	70
TOTAL LIABILITIES	$1,266,340	$1,266,881

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized (March 31, 2009 and December 31, 2008, 20,421 and 20,313 shares issued respectively)	204	203
Additional paid-in capital	460,164	459,847
Officer's notes	(5,427)	(8,334)
Accumulated other comprehensive loss	(2,855)	(2,851)
Distributions in excess of accumulated earnings	(455,957)	(445,147)
Treasury stock, at cost (March 31, 2009 and December 31, 2008, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(67,471)	(59,882)
Noncontrolling interest	(1,274)	—
TOTAL STOCKHOLDERS’ DEFICIT	(68,745)	(59,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,197,595	$1,206,999

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Income from real property	$50,999	$50,349
Revenue from home sales	7,461	7,503
Rental home revenue	5,200	4,996
Ancillary revenues, net	195	226
Interest	1,272	805
Other income	157	871
Total revenues	65,284	64,750

COSTS AND EXPENSES
Property operating and maintenance	12,605	12,074
Real estate taxes	4,184	4,169
Cost of home sales	5,423	5,839
Rental home operating and maintenance	4,537	3,466
General and administrative - real property	4,166	4,158
General and administrative - home sales and rentals	1,826	1,612
Depreciation and amortization	16,204	15,861
Interest	14,245	15,380
Interest on mandatorily redeemable debt	835	844
Total expenses	64,025	63,403

Income before income taxes and net equity income (loss) from affiliates	1,259	1,347
Benefit (provision) for state income taxes	(133)	235
Income (loss) from affiliates, net	27	(4,830)
Income (loss) from continuing operations	1,153	(3,248)
Loss from discontinued operations	(172)	(241)
Net income (loss)	981	(3,489)
Less: Net income (loss) attributable to noncontrolling interest	104	(394)
Net income (loss) attributable to Sun Communities, Inc.	$877	$(3,095)

Weighted average common shares outstanding:
Basic	18,511	18,077
Diluted	20,698	18,077

Basic and diluted income (loss) per share:
Continuing operations	$0.06	$(0.16)
Discontinued operations	(0.01)	(0.01)
Basic and diluted earnings (loss) per share	$0.05	$(0.17)

Cash dividends per common share:	$0.63	$0.63

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Amounts attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations, net of state income taxes	$1,031	$(2,881)
Loss from discontinued operations, net of state income taxes	(154)	(214)
Net income (loss) attributable to Sun Communities, Inc.	$877	$(3,095)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$981	$(3,489)
Unrealized loss on interest rate swaps	(4)	(1,416)
Total comprehensive income (loss)	977	(4,905)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	104	(554)
Comprehensive income (loss) attributable to Sun Communities, Inc.	$873	$(4,351)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(In thousands, except per share amounts)

(Unaudited)

	Common stock	Additional paid-in capital	Officer's notes	Accumulated other comprehensive loss	Distributions in excess of accumulated earnings	Treasury stock	Total Sun Communities stockholders' deficit	Non controlling interest	Total stockholders’ deficit
Balance as of December 31, 2008	$203	$459,847	$(8,334)	$(2,851)	$(445,147)	$(63,600)	$(59,882)	$—	$(59,882)
Cancellation of common stock, net	1	(132)	—	—	—	—	(131)	—	(131)
Stock-based compensation - amortization and forfeitures	—	449	—	—	(25)	—	424	—	424
Repayment of officer's notes	—	—	2,907	—	—	—	2,907	—	2,907
Net income	—	—	—	—	877	—	877	—	877
Unrealized loss on interest rate swaps	—	—	—	(4)	—	—	(4)	—	(4)
Noncontrolling interest distribution	—	—	—	—	—	—	—	(1,378)	(1,378)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	104	104
Cash distributions declared of $0.63 per share	—	—	—	—	(11,662)	—	(11,662)	—	(11,662)
Balance as of March 31, 2009	$204	$460,164	$(5,427)	$(2,855)	$(455,957)	$(63,600)	$(67,471)	$(1,274)	$(68,745)

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$877	$(3,095)
Less: Loss from discontinued operations, net of tax	(154)	(241)
Income (loss) from continuing operations	1,031	(2,854)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Noncontrolling interest allocation of income (loss)	104	(394)
Gain from land disposition	—	(673)
Gain on disposal of other assets	(17)	(39)
Loss (gain) on valuation of derivative instruments	(3)	4
Stock compensation expense	418	439
Depreciation and amortization	16,789	16,861
Amortization of deferred financing costs	395	370
Net equity (income) loss from affiliates	(27)	4,830
Change in notes receivable from sales of financed homes, net of repurchases	(410)	504
Change in inventory, other assets and other receivables, net	(1,599)	(5,516)
Change in accounts payable and other liabilities	(862)	(1,506)
Net cash provided by operating activities of continuing operations	15,819	12,026
Net cash used for operating activities of discontinued operations	(144)	(84)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,675	11,942

INVESTING ACTIVITIES:
Investment in properties	(5,916)	(6,202)
Proceeds related to disposition of land	2	2,708
Proceeds related to disposition of other assets	32	90
Payment of notes receivable and officer's notes, net	3,027	182
NET CASH USED FOR INVESTING ACTIVITIES	(2,855)	(3,222)

FINANCING ACTIVITIES:
Cancellation of common stock and Common OP Units, net	(131)	(80)
Borrowings on lines of credit	39,406	25,614
Payments on lines of credit	(41,378)	(18,750)
Proceeds from issuance of notes payable and other debt	7,593	—
Payments on notes payable and other debt	(4,834)	(2,951)
Payments for deferred financing costs	(10)	(16)
Distributions to stockholders and OP unit holders	(13,040)	(12,999)
NET CASH USED FOR FINANCING ACTIVITIES	(12,394)	(9,182)

Net increase (decrease) in cash and cash equivalents	426	(462)
Cash and cash equivalents, beginning of period	6,162	5,415
Cash and cash equivalents, end of period	$6,588	$4,953

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$12,368	$14,065
Cash paid for interest on mandatorily redeemable debt	$834	$896
Noncash investing and financing activities:
Unrealized loss on interest rate swaps	$(4)	$(1,416)
Rental homes transferred from inventory to investment property for use in Rental Program	$7,358	$5,033
Financed home sales transferred from inventory and investment property to notes receivable	$4,142	$3,209

The accompanying notes are an integral part of the consolidated financial statements

SUN COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of Sun Communities, Inc., a Maryland corporation, (the “Company”) and all majority-owned or wholly-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the consolidated financial statements and accompanying notes of the Company included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009, as amended on March 30, 2009 (the “2008 Annual Report”).

The Company’s cable television services are held for sale and presented as discontinued operations in the consolidated financial statements and related notes. See Note 2 for additional information.

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2008 Annual Report, with the exception of the impact of our adoption in the first quarter of 2009 of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) and FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). See Recent Accounting Pronouncements in Note 17 for further information on our adoption of SFAS 160 and FSP EITF 03-6-1. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.	Discontinued Operations

The Company has investments in certain land improvements and equipment that provides cable television services to certain communities within the Real Property Operations segment. In December 2008, the Company determined that the cable television assets could not provide the necessary return on investment to justify the capital investment required to keep up with the technological advances in the offered product. In the fourth quarter of fiscal 2008, the Company announced its intention to exit the cable television service business and recorded a $4.1 million impairment charge on the cable television assets. This impairment charge was recognized in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

SFAS 144 also provides criteria to evaluate if a component of an entity is deemed to be held for sale and eligible for presentation as a discontinued operation. Based on the Company’s plan to sell and exit the cable television services business within the next twelve months, the cable television services business is reported as a discontinued operation in the consolidated financial statements for all periods presented.

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Three Months Ended March 31,
	2009	2008
Total revenues	$183	$204
Total expenses	(355)	(445)
Loss before state income taxes	(172)	(241)
Benefit (provision) for state income tax	—	—
Loss from discontinued operations	(172)	(241)
Less: Loss attributable to noncontrolling interest	(18)	(27)
Loss from discontinued operations attributable to Sun Communities, Inc. common stockholders	$(154)	$(214)

SUN COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Discontinued Operations, continued

	March 31, 2009	December 31, 2008
ASSETS
Accounts receivable, net	$14	$16
Other assets	54	54
Total assets	$68	$70
LIABILITIES
Accounts payable	$19	$16
Deferred income	36	38
Other liabilities	23	16
Total liabilities	$78	$70

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2009	December 31, 2008
Land	$116,289	$116,292
Land improvements and buildings	1,179,703	1,177,362
Rental homes and improvements	191,232	184,933
Furniture, fixtures, and equipment	34,094	34,050
Land held for future development	26,986	26,986
Investment property	1,548,304	1,539,623
Less: Accumulated depreciation	(464,176)	(450,319)
Investment property, net	$1,084,128	$1,089,304

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

4.	Secured Borrowing and Collateralized Receivables

The Company has completed various transactions involving its installment notes since the third quarter of fiscal 2008. The Company has received a total of $35.1 million of cash proceeds in exchange for relinquishing its right, title and interest in the installment notes. The Company is subject to certain recourse provisions requiring the Company to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.

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

SUN COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Secured Borrowing and Collateralized Receivables, continued

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

The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at the same interest rates. The amount of interest income and expense recognized was $0.7 million for the three months ended March 31, 2009. The collateralized receivables and secured borrowings are reduced as the related installment notes are collected from the customers. The balance of the collateralized receivables was $32.5 million, net of a loan loss provision of $0.1 million as of March 31, 2009. The balance of the collateralized receivables was $26.1 million, net of a loan loss provision of $0.1 million as of December 31, 2008. The outstanding balance on the secured borrowing was $32.6 million and $26.2 million as of March 31, 2009 and December 31, 2008, respectively.

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

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2009	December 31, 2008
Installment notes receivable on manufactured homes, net	$19,260	$21,232
Collateralized receivables, net (see Note 4)	32,498	26,159
Other receivables, net	8,330	10,090
Total notes and other receivables, net	$60,088	$57,481

The installment notes of $19.3 million and $21.2 million as of March 31, 2009 and December 31, 2008, respectively, are collateralized by manufactured homes. The installment notes are presented net of allowance for losses of $0.1 million as of March 31, 2009 and December 31, 2008. The installment notes represent financing provided by the Company to purchasers of manufactured homes located in its communities. The installment notes receivable have interest payable monthly at a net weighted average interest rate and a maturity of 7.4 percent and 13.1 years and 7.6 percent and 13.8 years at March 31, 2009 and December 31, 2008, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Notes and Other Receivables, continued

The Company has completed various transactions involving its installment notes. The Company has received a total of $35.1 million of cash proceeds in exchange for relinquishing its right, title and interest in the installment notes. These transactions were recorded as a transfer of financial assets. The transferred assets have been classified as collateralized receivables with a net balance of $32.5 million and $26.1 million as of March 31, 2009 and December 31, 2008, respectively. The collateralized receivables are presented net of allowance for losses of $0.1 million as of March 31, 2009 and December 31, 2008. The collateralized receivables have interest payable monthly at a weighted average interest rate and maturity of 10.4 percent and 13.7 years and 10.1 percent and 14.0 years, as of March 31, 2009 and December 31, 2008, respectively. See Note 4 for additional information.

The net increase in the aggregate principal balance of collateralized receivables of $32.5 million during 2009 is due to the following items:

•	New transfers of installment notes of $7.6 million, offset by -
•	principal payments and payoffs from the Company’s customers of $0.7 million and;
•	repurchase of the underlying collateral (manufactured homes) of $0.5 million.

Other receivables were comprised of amounts due from residents of $1.1 million (net of allowance of $0.2 million), home sale proceeds of $3.5 million, an employee loan of $0.5 million, insurance proceeds of $0.3 million, and rebates and other receivables of $2.9 million as of March 31, 2009. Other receivables were comprised of amounts due from residents of $1.6 million (net of allowance of $0.3 million), home sale proceeds of $3.7 million, an employee loan of $0.5 million, insurance proceeds of $0.3 million, and rebates and other receivables of $4.0 million as of December 31, 2008.

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The following table sets forth certain information regarding officer’s notes as of March 31, 2009 and December 31, 2008 (in thousands except for shares and units):

	March 31, 2009			December 31, 2008
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$627	38,591	—	$963	59,263	—
Secured - $6.6 million	3,187	85,690	61,646	4,894	131,591	94,669
Secured - $1.0 million	493	45,620	—	757	70,057	—
Subtotal secured notes	4,307	169,901	61,646	6,614	260,911	94,669

Unsecured - $1.0 million	493	—	—	757	—	—
Unsecured - $1.3 million	627	—	—	963	—	—
Subtotal unsecured notes	1,120	—	—	1,720	—	—
Total promissory notes	$5,427	169,901	61,646	$8,334	260,911	94,669

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The value of secured shares and secured OP Units total approximately $2.7 million based on the closing price of the Company’s shares on the New York Stock Exchange of $11.83 as of March 31, 2009. The unsecured notes are fully recourse to the officer.

The reduction in the aggregate principal balance of these notes was $2.9 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively. Total interest received was $0.1 million for the three months ended March 31, 2009 and 2008. The notes are due in two remaining installments on December 31, 2009 and 2010.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Investment in Affiliates

In October 2003, the Company purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). The Company owns approximately 19% of Origen as of March 31, 2009, and its investment is accounted for using the equity method of accounting. As of March 31, 2009, the Company’s investment in Origen had a market value of approximately $3.8 million based on a quoted market closing price of $0.75 per share from the “Pink Sheet Electronic OTC Trading System”.

The Company recorded its equity allocation of the anticipated earnings from Origen of $0.1 million for the three months ended March 31, 2009. The Company recorded its equity allocation of the reported losses from Origen of $4.8 million for the three months ended March 31, 2008.

Summarized consolidated financial information of Origen at March 31, 2009 and 2008 is presented below before elimination of inter-company transactions (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$22,815	$25,718
Expenses	(22,302)	(29,051)
Loss on sale of loan portfolio	—	(21,659)
Net income (loss)	513	(24,992)

Equity income (loss) from Origen affiliate	$99	$(4,830)

In August 2008, the Company entered into an agreement with four unrelated companies (“Members”) to form a new limited liability company, Origen Financial Services, LLC (the “LLC”). The Company contributed cash of $0.5 million toward the formation of the limited liability company. The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members thereby eliminating the need for the Company to become licensed to originate loans in each of the 18 states in which it does business. The Company owns 25.0 percent of the LLC as of March 31, 2009, and the investment is accounted for using the equity method of accounting. The Company recorded a $0.1 million loss associated with our equity allocation of the LLC’s financial results for the three months ended March 31, 2009.

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	March 31, 2009	December 31, 2008
Collateralized term loans - CMBS, due July 1, 2011-2016 interest at 4.93-5.32% as of March 31, 2009 and December 31, 2008.	$476,957	$478,907
Collateralized term loans - FNMA, due May 1, 2014 and January 1, 2015, interest at 2.68 - 5.20% and 4.51 - 5.20% as of March 31, 2009 and December 31, 2008, respectively.	376,607	377,651
Preferred OP Units, redeemable at various dates from December 1, 2009 through January 5, 2014, average interest at 6.8% as of March 31, 2009 and December 31, 2008.	48,947	49,447
Secured borrowing, maturing at various dates from May 30, 2010 through December 9, 2029, average interest at 10.4% and 10.1% as of March 31, 2009 and December 31, 2008, respectively (see Note 4).	32,592	26,211
Mortgage notes, other, maturing at various dates from June 1, 2009 through May 1, 2017, average interest at 5.43% as of March 31, 2009 and December 31, 2008.	206,808	206,936
Total debt	$1,141,911	$1,139,152

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Debt and Lines of Credit, continued

The collateralized term loans totaling $853.6 million as of March 31, 2009, are secured by 87 properties comprising of 31,195 sites representing approximately $551.2 million of net book value. The mortgage notes totaling $206.8 million as of March 31, 2009, are collateralized by 18 communities comprising of 6,445 sites representing approximately $177.0 million of net book value.

The Company recently exercised its option to extend the due date of approximately $152.0 million of secured, variable rate borrowings to May 1, 2014. In connection with this extension, the lender increased the facility fee resulting in an increase of the effective interest rate on the borrowings, which could result in higher interest expense. The Company does not believe that the lender had the right to increase the facility fee and has reserved all of its rights with respect to the increased fee. The Company is considering all of its available remedies to challenge the validity of the increased fee.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of March 31, 2009 and December 31, 2008 was $83.0 million and $85.8 million, respectively. In addition, $3.3 million of availability was used to back standby letters of credit as of March 31, 2009 and December 31, 2008. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or prime plus 40 basis points at the Company’s option. Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month. The weighted average interest rate on the outstanding borrowings was 2.20 percent as of March 31, 2009. The borrowings under the line of credit mature October 1, 2011 assuming the election of a one year extension that is available at the Company’s discretion. As of March 31, 2009 and December 31, 2008, $28.7 million and $25.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In March 2009, the Company entered into a $10.0 million manufactured home floor plan facility. The floor plan facility has a committed term of 1 year; thereafter, advances are discretionary and terms are subject to change. The interest rate is 100 basis points over the greater of prime or 6.0 percent (7.0 percent at March 31, 2009). The outstanding balance as of March 31, 2009 was $5.4 million.

The Company’s $40.0 million floor plan facility matured on March 1, 2009. As of December 31, 2008, the outstanding balance on the floor plan was $4.6 million.

Since the third quarter of fiscal 2008, the Company has completed various transactions involving its installment notes. These transactions were recorded as a transfer of financial assets, and the cash proceeds related to these transactions were recorded as a secured borrowing. See Note 4 for additional information.

In June 2008, the Company completed a financing of $27.0 million with Bank of America (formally LaSalle Bank Midwest). The loan has a three year term, with a two year extension at the Company’s option. The terms of the loan require interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, or prime plus 25 basis points (3.5 percent at March 31, 2009). The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down the Company’s lines of credit.

The Company’s Operating Partnership had $13.7 million of Series B-3 Preferred OP Units that were redeemable at various dates from December 1, 2009 through January 1, 2011. In October 2008, the Company’s Operating Partnership completed a three year extension on the redemption dates for $11.9 million of these units; the remaining $1.8 million of these units mature in accordance with the original agreement.

In January 2009, the Company redeemed $0.5 million of the $1.8 million of the Series B-3 Preferred OP Units.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Debt and Lines of Credit, continued

As of March 31, 2009, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	April 2009 – March 2010	April 2010 – March 2011	April 2011 – March 2012	April 2012 – March 2013	April 2013 – March 2014	After 5 years
Lines of credit	$88,447	$5,447	$—	$83,000	$—	$—	$—
Mortgage loans payable:
Maturities	981,258	11,200	—	103,707	14,133	26,880	825,338
Principal amortization	79,114	12,846	13,918	13,053	12,997	13,200	13,100
Preferred OP Units	48,947	1,295	—	—	7,645	40,007	—
Secured borrowing	32,592	1,321	1,452	1,598	1,736	1,824	24,661
Total	$1,230,358	$32,109	$15,370	$201,358	$36,511	$81,911	$863,099

The most restrictive of the Company’s debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. As of March 31, 2009, the Company was in compliance with all covenants.

8.	Share-Based Compensation

The Company’s primary share-based compensation is restricted stock.  In February 2008, the Company issued twenty five thousand shares of restricted stock to certain key employees. The awards vest over a 10 year period beginning on the fourth anniversary of the grant date and have a weighted average grant date fair value of $19.92 per share.

9.	Stockholders’ Deficit

In November 2004, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. The Company has 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2009 or 2008.

In March 2009, the Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd which were immediately converted to common stock.

The Company’s shelf registration for up to $300.0 million of common stock, preferred stock and debt securities expired December 31, 2008. In March 2009, the Company filed a new shelf registration statement on Form S-3 with the SEC to replace the previous shelf registration for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities. Although our new shelf registration statement has been filed, the SEC has not declared the new shelf registration statement effective as of the date of this Form 10-Q filing.

10.	Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Brokerage commissions	$135	$192
Gain on disposition of land and other assets, net	17	712
Other, net	5	(33)
Total other income	$157	$871

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Segment Reporting

The consolidated operations of the Company can be segmented into Real Property Operations and Home Sales and Rentals. Transactions between the Company’s segments are recorded at cost. Seasonal recreational vehicle revenue is included in Real Property Operations’ revenues and is approximately $5.5 million annually. This seasonal revenue is recognized approximately 50% in the first quarter, 6.5% in both the second and third quarters and 37% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$50,999	$12,661	$63,660
Operating expenses/Cost of sales	16,789	9,960	26,749
Net operating income/Gross profit	34,210	2,701	36,911
Adjustments to arrive at net income (loss):
Other revenues	1,429	195	1,624
General and administrative	(4,166)	(1,826)	(5,992)
Depreciation and amortization	(11,120)	(5,084)	(16,204)
Interest expense	(15,015)	(65)	(15,080)
Equity income (loss) from affiliates, net	99	(72)	27
Provision for state income tax	(133)	—	(133)
Income (loss) from continuing operations	5,304	(4,151)	1,153
Loss from discontinued operations	(172)	—	(172)
Net income (loss)	5,132	(4,151)	981
Less: Net income (loss) attributable to noncontrolling interest	547	(443)	104
Net income (loss) attributable to Sun Communities, Inc.	$4,585	$(3,708)	$877

	Three Months Ended March 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$50,349	$12,499	$62,848
Operating expenses/Cost of sales	16,243	9,305	25,548
Net operating income/Gross profit	34,106	3,194	37,300
Adjustments to arrive at net income (loss):
Other revenues	967	935	1,902
General and administrative	(4,158)	(1,612)	(5,770)
Depreciation and amortization	(11,306)	(4,555)	(15,861)
Interest expense	(16,185)	(39)	(16,224)
Equity loss from affiliate	—	(4,830)	(4,830)
Benefit for state income tax	235	—	235
Income (loss) from continuing operations	3,659	(6,907)	(3,248)
Loss from discontinued operations	(241)	—	(241)
Net income (loss)	3,418	(6,907)	(3,489)
Less: Net income (loss) attributable to noncontrolling interest	386	(780)	(394)
Net income (loss) attributable to Sun Communities, Inc.	$3,032	$(6,127)	$(3,095)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Segment Reporting, continued

	March 31, 2009			December 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$946,193	$137,935	$1,084,128	$954,196	$135,108	$1,089,304
Cash and cash equivalents	6,256	332	6,588	6,138	24	6,162
Inventory of manufactured homes	—	9,674	9,674	—	13,058	13,058
Investment in affiliate	3,398	401	3,799	3,300	472	3,772
Notes and other receivables	55,926	4,162	60,088	52,697	4,784	57,481
Other assets	30,863	2,387	33,250	34,744	2,408	37,152
Assets of discontinued operations	68	—	68	70	—	70
Total assets	$1,042,704	$154,891	$1,197,595	$1,051,145	$155,854	$1,206,999

12.	Derivative Instruments and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to interest expense, manage exposure to interest rate movements, and minimize the variability that changes in interest rates could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. The Company requires that hedging derivative instruments need to be highly effective in reducing the risk exposure that they are designated to hedge. The Company formally designates any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

As of March 31, 2009, the Company had five derivative contracts consisting of four interest rate swap agreements with a total notional amount of $95.0 million and an interest rate cap agreement with a notional amount of $152.4 million. In April 2009, the Company entered a new interest cap agreement based on 90-day LIBOR with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012. The Company generally employs derivative instruments that effectively convert a portion of its variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. The Company does not enter into derivative instruments for speculative purposes.

The following table provides the terms of the Company’s interest rate derivative contracts that were in effect as of March 31, 2009:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate %	Fixed Rate %	Spread %	Effective Fixed Rate %
Swap	Floating to Fixed Rate	09/04/02	07/03/09	25.0	3 Month LIBOR	1.425%	4.260%	0.580%	4.840%
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	1.425%	4.700%	0.580%	5.280%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	1.435%	2.145%	0.580%	2.725%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.557%	1.570%	2.050%	3.620%
Cap	Cap Floating Rate	04/03/06	04/28/09	152.4	3 Month LIBOR	1.250%	9.900%	0.000%	9.900%

The Company’s financial derivative instruments are designated and qualify as a cash flow hedges and the effective portion of the gain or loss on such hedge is reported as a component of accumulated other comprehensive loss (“AOCL”) in the Consolidated Balance Sheets. To the extent that the hedging relationship is not effective, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Derivative Instruments and Hedging Activities, continued

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires all derivative instruments designated as cash flow hedges to be carried at fair value on the balance sheet, the Company has recorded a liability of $2.9 million as of March 31, 2009 and December 31, 2008. See Note 16 for information on the determination of fair value for the derivative instruments. The following table summarizes the fair value of derivative instruments as recorded in the Consolidated Balance Sheets (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133		March 31, 2009	December 31, 2008
Interest rate swaps and cap agreement	Other liabilities	$2,866	$2,865
Total derivatives designated as hedging instruments under SFAS 133		$2,866	$2,865

These valuation adjustments will only be realized under certain situations. For example, if the Company terminates the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, then the Company would need to amortize amounts currently included in other comprehensive loss into interest expense over the terms of the derivative contracts. The Company does not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to quality for hedge accounting.

The Company’s hedges were highly effective and had minimal effect on income. The following table summarizes the impact of derivative instruments for the three months ended March 31, 2009 and 2008 as recorded in the Consolidated Statements of Operations (in thousands).

Derivatives in SFAS 133 cash flow hedging	Amount of Gain or (Loss) Recognized in AOCL (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008		2009	2008		2009	2008
Interest rate swaps and cap agreement	$(4)	$(1,416)	Interest expense	$—	$—	Interest income (expense)	$3	$(4)
Total	$(4)	$(1,416)	Total	$—	$—	Total	$3	$(4)

Certain of the Company’s derivative instruments contain provisions that require the Company to provide ongoing collateralization on derivative instruments in a liability position. As of March 31, 2009 and December 31, 2008, the Company had collateral deposits recorded in other assets of $4.5 million and $4.4 million, respectively.

13.	Income Taxes

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within the Company’s control. In addition, frequent changes occur in the area of REIT taxation which requires the Company to continually monitor its tax status. The Company analyzed the various REIT tests and confirmed that it continued to qualify as a REIT for the quarter ended March 31, 2009.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Income Taxes, continued

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

SHS, the Company’s taxable REIT subsidiary, is subject to U.S. federal income taxes. The Company's deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. The Company’s temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

The Company had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of March 31, 2009 and 2008. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2009.

The Company classifies certain state taxes as income taxes for financial reporting purposes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company records the Michigan Business Tax and Texas Margin Tax as income taxes in its financial statements. Total state income tax expense reported in the financial statements for the three months ended March 31, 2009 is approximately $0.1 million. The Company recorded a benefit of approximately $0.2 million related to state income taxes in the three months ended March 31, 2008.

The Company recorded a deferred tax liability of $0.5 million, as of March 31, 2009 and December 31, 2008, in relation to the Michigan Business Tax Act. No deferred tax liability is recorded in relation to the Texas Margin Tax as of March 31, 2009 and December 31, 2008.

The Company and its subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2004.

The Company’s policy is to report penalties and tax-related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized tax benefit was accrued, nor was any interest or penalty recognized during the three months ended March 31, 2009.

14.	Noncontrolling Interest in Operating Partnership

The noncontrolling interest in the Company’s Operating Partnership consists of approximately 2.2 million Common Operating Partnership Units (“Common OP Units”). Holders of Common OP Units receive dividend distributions on a 1:1 ratio to the dividend distributions provided to common shareholders. During fiscal year 2008, the net equity position of the Common OP Units declined below zero due to accumulated distributions in excess of allocated accumulated earnings (losses). The Company accounted for its noncontrolling equity interest in accordance with the guidance in EITF No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts” (“EITF 95-7”). The Company recognized the net equity position as a zero balance within the consolidated balance sheet since there was no legal obligation for the unit holders to restore deficit capital accounts, and the deficit balance was charged to the Company’s consolidated statement of operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”), which nullified EITF 95-7. SFAS 160 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. The Company applied the provisions of SFAS 160 beginning January 1, 2009. SFAS 160 required that losses be allocated to the noncontrolling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The dividend distributions provided to holders of Common OP Units were in excess of their portion of earnings recognized in the three months ended March 31, 2009. The dividend distribution was recorded as a deficit balance to the equity position of the noncontrolling interest in the Company’s consolidated balance sheet as of March 31, 2009. Prior to the adoption of SFAS 160, the Company would have been required to record the deficit balance to the consolidated statement of operations as a charge to noncontrolling interest dividend distributions. Additionally, the Company would not have allocated any of the Company’s current period earnings to the noncontrolling interest. The noncontrolling interest did not participate in the allocation of prior year losses. The noncontrolling interest would only be able to participate in the allocation of current year earnings if their allocation exceeded their allocation of prior year losses.

The adoption of SFAS 160 had a significant impact to the Company’s results of operations and financial position. The provisions of SFAS 160 require that if an entity’s results are significantly different due to the adoption of the new guidance that the entity must disclose selected pro forma financial information as if the deficit balance continued to be charged to the Company’s consolidated statement of operations.

If the Company had recorded the deficit balance to the Company’s consolidated statement of operations, the result would have been a net loss attributable to the Company. The result would also impact the calculation of diluted shares outstanding. The Company would not include the impact of dilutive securities to the calculation of loss per share since the inclusion of dilutive securities in a net loss period would reduce the net loss per share.

The Company’s proforma results for the three months ended March 31, 2009 are as follows (in thousands):

Three Months Ended March 31, 2009
Income from continuing operations	$1,153
Loss from discontinued operations	(172)
Net income	981
Noncontrolling interest dividend distributions	(1,378)
Net loss attributable to Sun Communities, Inc.	$(397)

Basic and diluted weighted average common shares outstanding	18,511

Basic and diluted loss per share	$(0.02)

15.	Earnings (Loss) Per Share

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing basic earnings per share under the two-class method. The Company has adjusted its calculation of basic and diluted earnings per share to conform to the guidance provided in FSP 03-6-1, which also required retrospective application for all periods presented. The change in calculating basic and diluted earnings per share pursuant to the adoption of FSP 03-6-1 did not have a material effect on the amounts previously reported for the periods presented.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Earnings (Loss) Per Share, continued

The Company has outstanding stock options and unvested restricted shares, and the Company’s Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution. The Company’s unvested restricted shares qualify as participating securities as defined by FSP 03-6-1. The Company included the weighted average unvested restricted stock outstanding as of March 31, 2009 in the calculation of basic earnings per share for the three months ended March 31, 2009. The Company included net income attributable to the noncontrolling interest recognized, as well as the impact of Common OP Units as part of diluted earnings per share calculation for the three months ended March 31, 2009. The Company did not adjust the basic or diluted loss per share for participating securities outstanding during the three months ended March 31, 2008 because the result was anti-dilutive.

Computations of basic and diluted earnings per share for continuing operations in accordance with SFAS No. 128, “Earnings per Share” and FSP 03-6-1 (in thousands, except share data) were as follows:

	Three Months Ended March 31,
	2009	2008
Numerator
Basic earnings (loss): net income (loss) from continuing operations attributable to common stockholders	$1,031	$(2,881)
Add: net income attributable to noncontrolling interests of operating partnership	122	—
Diluted earnings (loss): net income (loss) from continuing operations available to common stockholders and unitholders	$1,153	$(2,881)

Denominator
Weighted average common shares outstanding	18,330	18,077
Weighted average unvested restricted stock outstanding	181	—
Basic weighted average common shares and unvested restricted stock outstanding	18,511	18,077
Add: weighted average Common OP Units outstanding	2,187	—
Diluted weighted average common shares and Common OP Units	20,698	18,077

Basic and diluted earnings (loss) per share from continuing operations available to common stockholders	$0.06	$(0.16)

For the three months ended March 31, 2009, certain of the Company’s securities were not included in the computation of diluted earnings per share because their inclusion had an anti-dilutive effect. Due to the fact that the Company has reported a net loss for the three months ended March 31, 2008, the potential dilutive effects of the securities were excluded from the diluted earnings (loss) per share calculation because their inclusion in a net loss period would reduce the net loss per share. The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share (amounts in thousands) as of March 31, 2009 and 2008:

	March 31,
	2009	2008
Stock options	205	215
Unvested restricted stock	—	282
Common OP Units	—	2,301
Convertible Preferred OP Units	526	526
Total securities	731	3,324

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to the Company had been dilutive to the calculation of earnings (loss) per share available to common stockholders.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Fair Value

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

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by the Company.

All of the fair values of the Company’s derivative instruments were based on level 2 inputs as described above. The table below presents the recorded amount of financial liabilities measured at fair value on a recurring basis as of March 31, 2009. The Company does not have any material financial assets that were required to be measured at fair value on a recurring basis at March 31, 2009.

	Total Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative instruments	$2,866	$—	$2,866	$—

17.	Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provided for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of SFAS 157 as it pertains to non-financial assets and liabilities did not have a material impact on our results of operations or financial position as the Company has not elected the fair value option for any of its non-financial assets or liabilities.

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changed the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment for certain specific acquisition related items and also included a substantial number of new disclosure requirements. SFAS 141R was effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Recent Accounting Pronouncements, continued

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”), which amended Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to establish new standards that govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 required that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS 160 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. The adoption of SFAS 160 resulted in a material impact on the presentation of noncontrolling interest in the Company’s consolidated financial statements and related notes. See Note 14 for additional information regarding the impact of adopting SFAS 160 on the Company’s results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 provided for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement was effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 impacted the disclosure requirements, and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not impact on the Company’s results of operations or financial condition. See Note 12 for disclosures regarding the Company’s derivative instruments and hedging activities.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is applied prospectively to intangible assets acquired after the effective date. The Company will apply FSP FAS 142-3 prospectively to material intangible assets for which the acquisition date is on or after January 1, 2009. Disclosure requirements are applied prospectively to all material intangible assets recognized as of, and subsequent to, the effective date.

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which required issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs were also allocated between the debt and equity components. FSP APB 14-1 required that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP APB 14-1 was effective fiscal years and interim periods beginning after December 15, 2008, and applies retrospectively to all prior periods. The adoption of FSP No. APB 14-1 did not have an impact on the Company’s results of operations or financial condition because the conversion feature associated with the Company’s convertible debt instrument does not provide for any cash settlement.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“SFAS 128”). FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008 and required that all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a significant impact on the Company’s results of operations or financial condition, but resulted in a change to the calculation of basic and diluted earnings (loss) per share. See Note 15 for additional information regarding the impact of adopting FSP EITF 03-6-1 on the calculation of earnings (loss) per share.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Recent Accounting Pronouncements, continued

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6)” which addressed how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 was effective for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively. Earlier application was prohibited. The adoption of EITF 08-6 did not have a material impact on the Company’s results of operations or financial condition.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An Amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 required public entities to provide additional disclosures about transfers of financial assets. It also amended FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, this FSP required certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a VIE and an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The disclosures were intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with VIEs. FSP FAS 140-4 and FIN 46R-8 were effective for the first reporting period ending after December 15, 2008. Because FSP FAS 140 140-4 and FIN 46R-8 impacted the disclosure (and not the accounting treatment) for transferred financial assets and consolidation of VIES, the adoption of this FSP did not have an impact on our results of operations or financial condition. See Note 4 for disclosures regarding the Company’s transfer of financial assets and related secured borrowing obligation.

Accounting Standards to be Adopted

In April 2009, the FASB issued the following accounting standards:

•

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

•

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FASP FAS 107-1 and APB 28-1”) relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

•

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-3 and FAS 124-2”) relates to other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact to its results of operations, financial condition, and disclosure requirements. The Company will apply the provisions of these accounting standards after the effective date.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Commitments and Contingencies

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp LLC), (“SunChamp”), filed a complaint against the Company, SunChamp, certain other affiliates of the Company, including two directors of the Company. in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. The Company believes the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed. TJ Holdings has now filed an arbitration demand in Southfield, Michigan based on the same claims. The Company intends to vigorously defend against the allegations.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto, along with the Company’s 2008 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of March 31, 2009, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of March 31, 2009, the Properties contained an aggregate of 47,605 developed sites comprised of 42,297 developed manufactured home sites and 5,308 recreational vehicle sites and an additional 6,081 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes (“MHs”) and recreational vehicles (“RVs”) to our customers. The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance the Company’s occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in the Company’s 2008 Annual Report.

Recent Accounting Pronouncements

The Company adopted several new accounting standards in the year beginning January 1, 2009. The adoption of the accounting standards that had an impact on the Company’s results of operations and financial condition is discussed below:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”) and FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”) in the first quarter of 2009 which required reclassification and adjustments to prior period financial information.

The adoption of SFAS 160 resulted in the presentation of noncontrolling interest, previously referred to as minority interest, be reported as a separate component of equity in the Consolidated Financial Statements, and that losses be allocated to the noncontrolling interest even if the allocation resulted in a deficit balance. See Note 14 in the Notes to Consolidated Financial Information for additional information regarding the impact of adopting SFAS 160 on the Company’s results of operations and financial position.

The adoption of FSP EITF 03-6-1 did not have a significant impact on the Company’s results of operations or financial condition, but resulted in a change to the calculation of basic and diluted earnings (loss) per share. See Note 15 in the Notes to Consolidated Financial Information for additional information regarding the impact of adopting FSP EITF 03-6-1 on the calculation of earnings (loss) per share.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues (determined in accordance with GAAP) minus property operating expenses and real estate taxes (determined in accordance with GAAP). We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income (loss) attributable to Sun Communities, Inc. is included in “Results of Operations” below.

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

NOI should not be considered a substitute for the reported results prepared in accordance with GAAP. NOI should not be considered as an alternative to net income (loss) as an indicator of our financial performance, or to cash flows as a measure of liquidity; nor is it indicative of funds available for the Company’s cash needs, including its ability to make cash distributions. NOI, as determined and presented by the Company, may not be comparable to related or similarly titled measures reported by other companies.

The Company also provides information regarding Funds From Operations (“FFO”). A definition of FFO and a reconciliation of net income (loss) attributable to Sun Communities, Inc. to FFO are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three Months ended March 31, 2009 and 2008”.

RESULTS OF OPERATIONS

The Company reports operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, and develops manufactured housing communities concentrated in the midwestern, southern, and southeastern United States and is in the business of acquiring, operating, and expanding manufactured housing communities. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities. The Company evaluates segment operating performance based on NOI.

The accounting policies of the segments are the same as those applied in the consolidated financial statements, except for the use of NOI. The Company may allocate certain common costs, primarily corporate functions, between the segments differently than the Company would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal, and human resources. The Company does not allocate interest expense and certain other corporate costs not directly associated with the segments’ NOI.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

REAL PROPERTY OPERATIONS - TOTAL PORTFOLIO

The following tables reflect certain financial and statistical information for all properties owned and operated during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from real property	$50,999	$50,349	$650	1.3%
Property operating expenses:
Payroll and benefits	3,693	3,721	(28)	-0.8%
Legal, taxes, & insurance	774	649	125	19.3%
Utilities	6,050	5,818	232	4.0%
Supplies and repair	1,194	1,145	49	4.3%
Other	894	741	153	20.6%
Real estate taxes	4,184	4,169	15	0.4%
Property operating expenses	16,789	16,243	546	3.4%
Real property net operating income	$34,210	$34,106	$104	0.3%

	Three Months Ended March 31,
Statistical Information	2009	2008	Change
Number of properties	136	136	—
Developed sites	47,605	47,611	(6)
Occupied sites (1)	37,877	37,780	97
Occupancy % (2)	82.2%	82.2%	0.0%
Weighted average monthly rent per site (2)	$397	$385	$12
Sites available for development	6,081	6,581	(500)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and weighted average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

NOI increased by $0.1 million from $34.1 million to $34.2 million, or 0.3 percent. The growth in income from real property of $0.7 million is due to a weighted average rental rate increase of 3.0 percent that resulted from increased manufactured home rental income (net of vacancies and rent discounts). Income from our recreational vehicle portfolio and miscellaneous other property revenues remained constant. Miscellaneous other property revenues primarily consist of revenues from the re-billing of various utility costs to residents, late fees, and returned check fees.

The growth in real property operating expenses of $0.6 million was due to several factors. Property and casualty insurance increased by $0.1 million due to an increase in reserves for current claims. Utility costs, primarily related to water and electricity charges, increased $0.2 million (both of which are partially re-billed to the resident). Supply and repair costs related to community maintenance increased by $0.1 million. Legal fees related to delinquency, bad debt expense, and other property matters increased by $0.1 million. Other expenses related to administrative costs such as postage and advertising increased by $0.1 million.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool the Company uses when evaluating performance and growth of particular properties is a comparison of Same Site communities. The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The following tables reflect certain financial and statistical information for particular properties owned and operated for the same period in both years for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from real property, net	$48,149	$47,656	$493	1.0%
Property operating expenses:
Payroll and benefits	3,694	3,721	(27)	-0.7%
Legal, taxes, & insurance	774	649	125	19.3%
Utilities, net	3,508	3,388	120	3.5%
Supplies and repair	1,194	1,145	49	4.3%
Other	576	469	107	22.8%
Real estate taxes	4,184	4,169	15	0.4%
Property operating expenses	13,930	13,541	389	2.9%
Real property net operating income	$34,219	$34,115	$104	0.3%

	Three Months Ended March 31,
Statistical Information	2009	2008	Change
Number of properties	136	136	—
Developed sites	47,605	47,611	(6)
Occupied sites (1)	37,877	37,780	97
Occupancy % (2)	82.2%	82.2%	0.0%
Weighted average monthly rent per site (2)	$397	$385	$12
Sites available for development	5,583	6,083	(500)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and weighted average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

As indicated above this is an analytical measure used by management to determine the growth of our communities on a year over year basis that may have items classified differently than our GAAP statements.

The primary differences between our total portfolio and same site portfolio are the reclassification of water and sewer revenues from income from real property to utilities to reflect the expenses, net of recovery; and the exclusion of certain corporate items from the same site portfolio.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

HOME SALES AND RENTALS

The Company acquires repossessed manufactured homes (generally, that are within its communities) from lenders at substantial discounts. The Company leases or sells these value priced homes to current and prospective residents. The Company also purchases new homes to lease and sell to current and prospective residents. The programs the Company has established for its customers to lease or buy new and preowned homes have helped to prevent additional occupancy loss.

The following table reflects certain financial and statistical information for the Company’s Rental Program for the three months ended March 31, 2009 and 2008 (in thousands, except for certain statistical marked with *):

	Three Months Ended March 31,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$5,200	$4,996	$204	4.1%
Site rent from Rental Program (1)	6,450	5,981	469	7.8%
Rental Program revenue	11,650	10,977	673	6.1%
Expenses
Payroll and commissions	783	523	260	49.7%
Repairs and refurbishment	1,991	1,523	468	30.7%
Taxes and insurance	770	691	79	11.4%
Marketing and other	993	729	264	36.2%
Rental Program operating and maintenance	4,537	3,466	1,071	30.9%
Net operating income	$7,113	$7,511	$(398)	-5.3%

Statistical Information
Number of occupied rentals, end of period*	5,698	5,442	256	4.7%
Investment in occupied rental homes	$177,755	$164,712	$13,043	7.9%
Number of sold rental homes*	168	136	32	23.5%
Weighted average monthly rental rate*	$730	$722	$8	1.1%

(1)

The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Net operating income from the Rental Program decreased $0.4 million from $7.5 million to $7.1 million, or 5.3 percent as a result of a $0.7 million increase in revenue offset by a $1.1 million increase in expenses. Revenues increased due to the increase in the number of leased homes in the Company’s Rental Program and due to the increase in average rental rates (as indicated in the table above). Commissions increased by $0.3 million due an increase in the number of new and renewed leases on which commissions were paid. Total repair and refurbishment costs increased by $0.5 million due to an increase in the number of homes and moveouts in the Rental Program. Taxes and insurance expenses increased by $0.1 million as these costs generally increase as the number of homes in the Rental Program increase. Marketing and other costs increased by $0.2 million primarily due to advertising and promotion costs.

The Rental Program has proven to be an effective response to the adverse factors that the Company faced during the industry downturn and now draws more than 14,000 applications per year to live in our communities. The Rental Program has replaced the independent dealer network, a majority of which were forced to go out of business during the early part of the decade, which formerly directed potential residents to our communities.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table reflects certain financial and statistical information for the Company’s Home Sales Program for the three months ended March 31, 2009 and 2008 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2009	2008	Change	% Change
New home sales	$1,288	$2,404	$(1,116)	-46.4%
Pre-owned home sales	6,173	5,099	1,074	21.1%
Revenue from homes sales	7,461	7,503	(42)	-0.6%

New home cost of sales	1,116	2,034	(918)	-45.1%
Pre-owned home cost of sales	4,307	3,805	502	13.2%
Cost of home sales	5,423	5,839	(416)	-7.1%

Net operating income / gross profit	2,038	1,664	374	22.5%

Gross profit – new homes	172	370	(198)
Gross margin % – new homes	13.4%	15.4%		-2.0%

Gross profit – pre-owned homes	1,866	1,294	572
Gross margin % – pre-owned homes	30.2%	25.4%		4.8%

Statistical Information
Home sales volume:
New home sales	19	30	(11)	-36.7%
Pre-owned home sales	229	197	32	16.2%
Total homes sold	248	227	21	9.3%

Gross profit from home sales increased by $0.4 million, or 22.5 percent, as the Company sold 21 more homes in the first quarter of 2009 than during the same period in 2008. Gross profit from pre-owned home sales increased by $0.6 million while gross profit from new home sales declined by $0.2 million.

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

The decline in new home sales profit was due to a 36.7 percent decline in sales volume and a 15.4 percent decline in average selling price primarily in our Florida market.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net. Other revenues decreased by $0.3 million, from $1.9 million to $1.6 million, or 15.8 percent. This decrease was due to reduced income realized from a gain on sale of land and other assets of $0.7 million that occurred in the prior year, along with reduced commission and ancillary revenue of $0.1 million, offset by increased interest income of $0.5 million. The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the consolidated balance sheet. The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

General and administrative costs increased by $0.2 million, from $5.8 million to $6.0 million, or 3.4 percent due to increased salary, benefit, and other compensation costs of $0.3 million and increased advertising costs of $0.1 million, partially offset by a decrease in legal expenses of $0.2 million.

Depreciation and amortization costs increased by $0.3 million, from $15.9 million to $16.2 million, or 1.9 percent primarily due to the additional homes added to the Company’s investment property for use in the Company’s Rental Program.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $1.1 million, from $16.2 million to $15.1 million, or 6.8 percent due to a reduction in expense related to lower interest rates charged on variable rate debt, partially offset by an increase in fixed rate debt interest expense. The increase in fixed rate debt expense is primarily due to the Company’s additional secured debt recognized in association with the transfer of financial assets that was recorded as a secured borrowing in the Consolidated Balance Sheets (and is offset by the same amount of interest income recorded on collateralized receivables in relation to this transaction). See Note 4 – Secured Borrowing and Collateralized Receivables in the Company’s Notes to Consolidated Financial Statements included herein.

Equity income (loss) from affiliates, net decreased by $4.8 million, from a loss of $4.8 million to income of a nominal amount. The Company’s affiliate, Origen, reported losses in the first quarter of 2008 which included charges for impairment, loan loss reserves, and loss on sale of loan portfolio.

Benefit (provision) for state income taxes changed by $0.3 million, from a benefit of $0.2 million to an expense of $0.1 million, due to a change in the effective tax rate used to calculate the deferred tax liability related to the Michigan Business Tax which reduced tax expense in 2008.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following is a summary of the Company’s consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$63,660	$62,848
Operating expenses/Cost of sales	26,749	25,548
Net operating income/gross profit	36,911	37,300
Adjustments to arrive at net income (loss):
Other revenues	1,624	1,902
General and administrative	(5,992)	(5,770)
Depreciation and amortization	(16,204)	(15,861)
Interest expense	(15,080)	(16,224)
Equity income (loss) from affiliates, net	27	(4,830)
Benefit (provision) for state income taxes	(133)	235
Income (loss) from continuing operations	1,153	(3,248)
Loss from discontinued operations	(172)	(241)
Net income (loss)	981	(3,489)
Less: Net income (loss) attributable to noncontrolling interest	104	(394)
Net income (loss) attributable to Sun Communities, Inc.	$877	$(3,095)

The Company provides information regarding FFO as a supplemental measure of operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), the Company believes excluding gains and losses related to sales of previously depreciated operating real estate assets, and excluding real estate asset depreciation and amortization, provides a better indicator of the Company’s operating performance. FFO is a useful supplemental measure of the Company’s operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

Because FFO excludes significant economic components of net income including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income. The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Other REITS may use different methods for calculating FFO and, accordingly, the Company’s FFO may not be comparable to other REITs.

SUN COMMUNITIES, INC.

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table reconciles net income (loss) to FFO and calculates FFO data for both basic and diluted purposes for the three months ended March 31, 2009 and 2008:

RECONCILIATION OF NET INCOME (LOSS) TO FUNDS FROM OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Amounts in thousands, except per share/OP unit amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$981	$(3,489)
Adjustments:
Depreciation and amortization	16,621	16,449
Benefit for state income taxes (1)	(13)	(389)
Gain on disposition of assets, net	(1,328)	(1,542)
Funds from operations (FFO)	$16,261	$11,029

Weighted average Common Shares/OP Units outstanding:
Basic	20,698	20,379
Diluted	20,698	20,436

FFO per weighted average common share/OP Unit - Basic	$0.79	$0.54
FFO per weighted average common share/OP Unit - Diluted	$0.79	$0.54

The table below adjusts FFO to exclude equity loss from affiliate (Origen), in thousands.

Three Months Ended March 31, 2008
Net income (loss)	$(3,489)
Equity affiliate adjustment	4,830
Adjusted net income	$1,341
Depreciation and amortization	16,449
Benefit for state income taxes (1)	(389)
Gain on disposition of assets, net	(1,542)
Adjusted funds from operations (FFO)	$15,859
Adjusted FFO per weighted avg. common share/OP Unit - Diluted	$0.78

(1) The tax benefit for the three months ended March 31, 2009 and 2008 represents the reversal of a tax provision for potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

SUN COMMUNITIES, INC

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal liquidity demands have historically been, and are expected to continue to be, distributions to the Company’s stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

The Company expects to meet its short-term liquidity requirements through working capital provided by operating activities and through borrowings on its lines of credit. The Company considers these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, payment of dividends to its stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code, and payment of distributions to the Operating Partnership’s unitholders. Due to the limited amount of taxable income that the Company has reported for the past few years, dividend payments to shareholders and unitholders of the Operating Partnership have been largely discretionary rather than required to maintain qualification as a REIT.

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

The Company has invested approximately $3.6 million related to the acquisition of homes intended for its rental program during the three months ended March 31, 2009. Expenditures for 2009 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. The Company has a $10.0 million floor plan facility. The Company’s ability to purchase homes for sale or rent may be limited by cash received from third party financing of its home sales, available floor plan financing and working capital available on its unsecured line of credit.

Cash and cash equivalents increased by $0.4 million from $6.2 million at December 31, 2008, to $6.6 million at March 31, 2009. Net cash provided by operating activities from continuing operations increased by $3.8 million from $12.0 million for the three months ended March 31, 2008 to $15.8 million for the three months ended March 31, 2009.

The Company’s net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in the Company’s current markets generally, and specifically in metropolitan areas of the Company’s current markets; (b) lower occupancy and rental rates of the Company’s properties (the “Properties”); (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to the Company’s tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets. See “Risk Factors” in Item 1A of the Company’s 2008 Annual Report.

The Company has an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at March 31, 2009 and December 31, 2008 was $83.0 million and $85.8 million, respectively. In addition, $3.3 million of availability was used to back standby letters of credit as of March 31, 2009 and December 31, 2008. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or prime plus 40 basis points. The Company has the option to borrow at either rate. The weighted average interest rate on the outstanding borrowings was 2.20 percent as of March 31, 2009. The borrowings under the line of credit mature October 1, 2011, assuming an election of a one-year extension that is available at the Company’s discretion. As of March 31, 2009, $28.7 million was available to be drawn under the facility based on the calculation of the borrowing base. During 2009, the highest balance on the line of credit was $97.6 million leaving $17.4 million of available credit during this peak period. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by the Company..

The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which were complied with as of March 31, 2009. The most limiting covenants contained in the line of credit are the distribution coverage and debt service coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of FFO. The debt service coverage covenant requires a minimum ratio of 1.45:1. As of March 31, 2009, the distribution coverage was 81.9 percent and the debt service coverage was 1.70:1.

SUN COMMUNITIES, INC

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building, or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of the fundamentals of the Company, and manufactured housing industry, have been improving over recent years, the Company’s share price has suffered. For the Company, the most relevant consequence of this financial turmoil is the uncertainty of the availability of new secured credit, floor plan financing, credit for refinancing properties, and the limited credit availability on its current unsecured line of credit. The Company believes this risk is somewhat mitigated because the Company has adequate working capital provided by operating activities as noted above and the Company has only limited debt maturities until July 2011. Specifically, the Company’s debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at the discretion of the Company) for 2009 through 2012 are as follows:

2009	$12.2 million
2010	$0.8 million and any balance outstanding on the floor plan facility
2011	$103.7 million and any balance outstanding on the unsecured line of credit
2012	$18.4 million

The Company anticipates meeting its long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of its properties. The Company currently has 31 unencumbered properties with an estimated market value of $217.6 million, 29 of which support the borrowing base for the Company’s $115.0 million unsecured line of credit. As of March 31, 2009, the borrowing base was in excess of $115.0 million by $14.7 million, which would allow the Company to remove properties from the borrowing base at its discretion for collateralization. From time to time, the Company may also issue shares of its capital stock or preferred stock, issue equity units in the Operating Partnership or sell selected assets. The ability of the Company to finance its long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, the financial condition of the Company, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for the Company to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive. See “Risk Factors” in Item 1A of the Company’s 2008 Annual Report. If the Company is unable to obtain additional debt or equity financing on acceptable terms, the Company’s business, results of operations and financial condition would be adversely impacted.

As of March 31, 2009, the Company’s debt to total market capitalization approximated 83.3 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 5.6 years and a weighted average interest rate of 4.83 percent.

Capital expenditures for the three months ended March 31, 2009 and 2008 included recurring capital expenditures of $1.3 million. The Company is committed to the continued upkeep of its Properties and therefore does not expect a significant decline in its recurring capital expenditures during 2009.

Net cash used for investing activities was $2.9 million for the three months ended March 31, 2009, compared to $3.2 million for the three months ended March 31, 2008. The difference is due to decreased investment in property of $0.3 million and an increase from the principal repayment of an officer’s note and another note receivable of $2.8 million, offset by a $2.8 million decrease in cash received from the disposition on land and other assets.

Net cash used for financing activities was $12.4 million for the three months ended March 31, 2009, compared to $9.2 million for the three months ended March 31, 2008. The difference is due to a $7.6 million increase in proceeds received from secured borrowings, offset by an $8.8 million net decrease in borrowings on the lines of credit, an increase in repayments on notes payable and other debt of $1.9 million, and increased costs associated with transactions related to the Company’s stock of $0.1 million.

SUN COMMUNITIES, INC

ITEM 2.                                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in the Company’s 2008 Annual Report, and the Company’s filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and the Company expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in the Company’s expectations of future events.

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

The Company currently has five derivative contracts consisting of four interest rate swap agreements with a total notional amount of $95.0 million, and an interest rate cap agreement with a notional amount of $152.4 million. The first swap agreement fixes $25.0 million of variable rate borrowings at 4.84 percent through July 2009; the second swap agreement fixes $25.0 million of variable rate borrowings at 5.28 percent through July 2012. The third swap agreement, entered into in January 2009, fixes $20.0 million of variable rate borrowings at 2.73 percent through January 2014. The fourth swap agreement, entered into in February 2009, fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. The interest rate cap agreement had a cap rate of 9.9 percent, a notional amount of $152.4 million and a termination date of April 28, 2009. In April 2009, the Company entered into a new interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012. Each of these derivative contracts is based upon 90-day LIBOR unless noted otherwise.

The Company’s remaining variable rate debt totals $194.4 million and $216.5 million as of March 31, 2009 and 2008, respectively, which bear interest at prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the three months ended March 31, 2009 and 2008, the Company believes its interest expense would have increased or decreased by approximately $0.5 million, based on the $209.7 million and $213.5 million average balances outstanding under the Company’s variable rate debt facilities for the three months ended March 31, 2009 and 2008, respectively. A portion of the Company’s variable debt is floating on DMBS rates. If the credit markets tighten and there are fewer, or no buyers, of this security, the interest rate may be negatively impacted resulting in higher interest expense.

SUN COMMUNITIES, INC

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

There have been no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SUN COMMUNITIES, INC

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

     See Note 18 of the Consolidated Financial Statements contained herein.

ITEM 1A.	Risk Factors

    You should review our Annual Report on Form 10-K for the year ended December 31, 2008, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations.

    There are no material changes to the disclosure on these matters set forth in such Form 10-K.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

    Issuer Purchases of Equity Securities

    In November 2004, the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock. The Company has 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2009.

    Recent Sales of Unregistered Securities

    In March 2009, the Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd. which were immediately converted to common stock.

   All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

ITEM 4.	Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the first quarter ended March 31, 2009.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1

Letter Agreement dated April 20, 2009, by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.

10.2

Second Amendment to Amended and Restated Master Credit Facility dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.

10.3

Interest Rate Cap Security, Pledge and Assignment Agreement dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.

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

SUN COMMUNITIES, INC.
Dated: May 8, 2009	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)