Form 10-Q
period 2009-06-30
SUN COMMUNITIES INC
filed 2009-08-07
CIK 912593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Yes[   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2009: 18,607,686

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(In thousands, except per share amounts)

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Investment property, net	$1,080,973	$1,099,020
Cash and cash equivalents	4,625	6,162
Inventory of manufactured homes	3,426	3,342
Investment in affiliates	3,282	3,772
Notes and other receivables	64,818	57,481
Other assets	35,106	37,152
Assets of discontinued operations	19	70
TOTAL ASSETS	$1,192,249	$1,206,999

LIABILITIES
Debt	$1,150,198	$1,139,152
Lines of credit	84,322	90,419
Other liabilities	39,276	37,240
Liabilities of discontinued operations	78	70
TOTAL LIABILITIES	$1,273,874	$1,266,881

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 90,000 shares authorized (June 30, 2009 and December 31, 2008, 20,409 and 20,313 shares issued respectively)	204	203
Additional paid-in capital	461,441	459,847
Officer's notes	(5,296)	(8,334)
Accumulated other comprehensive loss	(1,666)	(2,851)
Distributions in excess of accumulated earnings	(469,928)	(445,147)
Treasury stock, at cost (June 30, 2009 and December 31, 2008, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(78,845)	(59,882)
Noncontrolling interest	(2,780)	—
TOTAL STOCKHOLDERS’ DEFICIT	(81,625)	(59,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,192,249	$1,206,999

See accompanying notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Income from real property	$48,497	$47,655	$99,496	$98,004
Revenue from home sales	8,218	8,768	15,679	16,271
Rental home revenue	5,187	5,136	10,387	10,132
Ancillary revenues, net	62	88	257	314
Interest	1,368	807	2,640	1,612
Other income (loss)	(60)	2,829	97	3,700
Total revenues	63,272	65,283	128,556	130,033

COSTS AND EXPENSES
Property operating and maintenance	12,787	12,314	25,392	24,388
Real estate taxes	4,118	4,170	8,302	8,339
Cost of home sales	5,844	6,981	11,267	12,820
Rental home operating and maintenance	4,022	3,965	8,559	7,431
General and administrative - real property	4,900	4,697	9,066	8,855
General and administrative - home sales and rentals	1,816	1,715	3,642	3,327
Depreciation and amortization	15,915	16,211	32,119	32,072
Interest	14,739	14,570	28,984	29,950
Interest on mandatorily redeemable debt	835	844	1,670	1,688
Total expenses	64,976	65,467	129,001	128,870

Income (loss) before income taxes and equity loss from affiliates	(1,704)	(184)	(445)	1,163
Benefit (provision) for state income tax	(146)	(128)	(279)	107
Equity loss from affiliates	(517)	(7,720)	(490)	(12,550)
Loss from continuing operations	(2,367)	(8,032)	(1,214)	(11,280)
Loss from discontinued operations	(160)	(270)	(332)	(511)
Net loss	(2,527)	(8,302)	(1,546)	(11,791)
Less: Loss attributable to noncontrolling interest	(268)	(934)	(164)	(1,328)
Net loss attributable to Sun Communities, Inc.	$(2,259)	$(7,368)	$(1,382)	$(10,463)

Weighted average common shares outstanding:
Basic	18,469	18,162	18,399	18,119
Diluted	18,469	18,162	18,399	18,119

Basic and diluted loss per share:
Continuing operations	$(0.11)	$(0.39)	$(0.05)	$(0.55)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Basic and diluted loss per share	$(0.12)	$(0.41)	$(0.07)	$(0.58)

Cash dividends per common share:	$0.63	$0.63	$1.26	$1.26

See accompanying notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(2,116)	$(7,129)	$(1,085)	$(10,010)
Loss from discontinued operations, net of state income taxes	(143)	(239)	(297)	(453)
Loss attributable to Sun Communities, Inc.	$(2,259)	$(7,368)	$(1,382)	$(10,463)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE PERIODS ENDED JUNE 30, 2009 AND 2008

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,527)	$(8,302)	$(1,546)	$(11,791)
Unrealized gain (loss) on interest rate swaps	1,330	1,348	1,326	(68)
Total comprehensive loss	(1,197)	(6,954)	(220)	(11,859)
Less: Comprehensive loss attributable to the noncontrolling interest	(127)	(783)	(23)	(1,337)
Comprehensive loss attributable to Sun Communities, Inc.	$(1,070)	$(6,171)	$(197)	$(10,522)

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands, except per share amounts)

(Unaudited)

	Common stock	Additional paid-in capital	Officer's notes	Accumulated other comprehensive loss	Distributions in excess of accumulated earnings	Treasury stock	Total Sun Communities stockholders' deficit	Non controlling interest	Total stockholders’ deficit
Balance as of December 31, 2008	$203	$459,847	$(8,334)	$(2,851)	$(445,147)	$(63,600)	$(59,882)	$—	$(59,882)
Issuance of common stock, net	1	(378)	—	—	—	—	(377)	—	(377)
Stock-based compensation - amortization and forfeitures	—	1,972	—	—	(7)	—	1,965	—	1,965
Repayment of officer's notes	—	—	3,038	—	—	—	3,038	—	3,038
Net loss	—	—	—	—	(1,382)	—	(1,382)	(164)	(1,546)
Unrealized gain on interest rate swaps	—	—	—	1,185	—	—	1,185	141	1,326
Cash distributions declared of $1.26 per share	—	—	—	—	(23,392)	—	(23,392)	(2,757)	(26,149)
Balance as of June 30, 2009	$204	$461,441	$(5,296)	$(1,666)	$(469,928)	$(63,600)	$(78,845)	$(2,780)	$(81,625)

See accompanying notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,546)	$(11,791)
Less: Loss from discontinued operations, net of tax	(332)	(511)
Loss from continuing operations	(1,214)	(11,280)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Loss (gain) from land disposition	4	(3,303)
Gain on disposal of other assets and depreciated homes, net	(2,695)	(1,966)
Gain on valuation of derivative instruments	(12)	(2)
Stock compensation expense	1,986	1,354
Depreciation and amortization	34,319	34,095
Amortization of deferred financing costs	796	749
Equity loss from affiliates	490	12,550
Change in notes receivables from financed sales of inventory homes, net of repayments	(1,716)	(1,696)
Change in inventory, other assets and other receivables, net	(248)	(2,894)
Change in accounts payable and other liabilities	2,904	4,093
Net cash provided by operating activities of continuing operations	34,614	31,700
Net cash used for operating activities of discontinued operations	(273)	(222)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,341	31,478

INVESTING ACTIVITIES:
Investment in properties	(18,132)	(20,031)
Proceeds related to disposition of land	9	6,461
Proceeds (financing) related to disposition of other assets and depreciated homes, net	167	(160)
Payment of notes receivable and officer's notes, net	4,132	1,187
NET CASH USED FOR INVESTING ACTIVITIES	(13,824)	(12,543)

FINANCING ACTIVITIES:
Redemption of common stock and OP units, net	(377)	(360)
Borrowings on lines of credit	80,456	49,544
Payments on lines of credit	(86,553)	(59,749)
Proceeds from issuance of notes payable and other debt	31,111	27,000
Payments on notes payable and other debt	(20,065)	(10,112)
Payments for deferred financing costs	(477)	(308)
Distributions to stockholders and OP unit holders	(26,149)	(26,052)
NET CASH USED FOR FINANCING ACTIVITIES	(22,054)	(20,037)

Net decrease in cash and cash equivalents	(1,537)	(1,102)
Cash and cash equivalents, beginning of period	6,162	5,415
Cash and cash equivalents, end of period	$4,625	$4,313

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$25,970	$28,248
Cash paid for interest on mandatorily redeemable debt	$1,670	$1,740
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$1,326	$(68)

See accompanying to Consolidated Financial Statements.

SUN COMMUNITIES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

These unaudited interim Consolidated Financial Statements of Sun Communities, Inc., a Maryland corporation, and all majority-owned or wholly-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 13, 2009, as amended on March 30, 2009 (the “2008 Annual Report”).

Reference in this report to Sun Communities, Inc., “we”, “our” and “us” and the “Company” refer to Sun Communities, Inc. and its subsidiaries, unless the context indicates otherwise.

The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

Our cable television services are held for sale and presented as discontinued operations in the Consolidated Financial Statements and related notes. See Note 2 for additional information.

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2008 Annual Report, with the exception of the impact of our adoption in the first quarter of 2009 of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) and FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). See Recent Accounting Pronouncements in Note 16 for further information on our adoption of SFAS 160 and FSP EITF 03-6-1.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Discontinued Operations

We have investments in certain land improvements and equipment that provide cable television services to certain communities within the Real Property Operations segment. In December 2008, we determined that the cable television assets could not provide the necessary return on investment to justify the capital investment required to keep up with the technological advances in the offered product. In the fourth quarter of fiscal 2008, we announced our intention to exit the cable television service business and recorded a $4.1 million impairment charge on the cable television assets. This impairment charge was recognized in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

SFAS 144 also provides criteria to evaluate if a component of an entity is deemed to be held for sale and eligible for presentation as a discontinued operation. We are under contract to sell and exit the cable television services business within the next six months, the cable television services business is reported as a discontinued operation in the Consolidated Financial Statements for all periods presented.

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenues	$172	$191	$355	$395
Total expenses	(332)	(461)	(687)	(906)
Loss from discontinued operations	(160)	(270)	(332)	(511)
Less: Loss attributable to noncontrolling interest	(17)	(31)	(35)	(58)
Loss from discontinued operations attributable to Sun Communities, Inc common stockholders	$(143)	$(239)	$(297)	$(453)

	June 30, 2009	December 31, 2008
ASSETS
Accounts receivable, net	$19	$16
Other assets	—	54
Total assets	$19	$70
LIABILITIES
Accounts payable	$22	$16
Deferred income	34	38
Other liabilities	22	16
Total liabilities	$78	$70

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2009	December 31, 2008
Land	$116,279	$116,292
Land improvements and buildings	1,182,359	1,177,362
Rental homes and improvements	198,233	194,649
Furniture, fixtures, and equipment	34,230	34,050
Land held for future development	26,986	26,986
Investment property	1,558,087	1,549,339
Less: Accumulated depreciation	(477,114)	(450,319)
Investment property, net	$1,080,973	$1,099,020

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Secured Borrowing and Collateralized Receivables

We have completed various transactions involving our installment notes since the third quarter of fiscal 2008. We have received a total of $40.1 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. We are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.

FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) sets forth the criteria that must be met for control over transferred assets to be considered to have been surrendered, which includes, amongst other things: (1) the transferred assets have been isolated from the transferor, including put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When a company transfers financial assets and fails any one of the SFAS 140 criteria, the company is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. The determination about whether the isolation criteria of SFAS 140 have been met to support a conclusion regarding surrender of control is largely a matter of law. As such, the evidence required for testing whether or not the first criteria of SFAS 140 has been satisfied requires a legal "true sale" opinion analyzing the treatment of the transfer under state laws as if we were a debtor under the bankruptcy code. A "true sale" legal opinion includes several legally relevant factors, including the nature of retained interests in the loans sold. Legal opinions as to a "true sale" are never absolute and unconditional, but contain qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law.

It was the intent of both parties for these transactions to qualify for sale accounting under SFAS 140 and the terms of the agreements clearly stipulate that we have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. In addition, the transferee has obtained the right to pledge or exchange the installment notes. For federal tax purposes, we treat the transfers of loans which do not qualify as “true sales” under SFAS 140, as sales.

Notwithstanding these facts, we were unable to satisfy the first criteria for sale accounting treatment under SFAS 140 and therefore, we have recorded these transactions as a transfer of financial assets. The transferred assets have been classified as collateralized receivables and the cash proceeds received from these transactions have been classified as a secured borrowing in the Consolidated Balance Sheets.

The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at the same interest rates. The amount of interest income and expense recognized was $0.9 million and $1.6 million for the three and six months ended June 30, 2009, respectively. The collateralized receivables and secured borrowings are reduced as the related installment notes are collected from the customers. The balance of the collateralized receivables was $36.4 million, net of a loan loss provision of $0.1 million as of June 30, 2009. The balance of the collateralized receivables was $26.1 million, net of a loan loss provision of $0.1 million as of December 31, 2008. The outstanding balance on the secured borrowing was $36.5 million and $26.2 million as of June 30, 2009 and December 31, 2008, respectively.

In the event of note default, and subsequent repossession of a manufactured home, the terms of the agreement require us to repurchase the manufactured home. Default is defined as the failure to repay the installment note according to contractual terms. If default on the installment note results in repossession of the home, the home is repurchased. The repurchase price is calculated as a percentage of the outstanding principal balance of the installment note, plus any outstanding late fees, accrued interest, legal fees and escrow advances associated with the installment note. The percentage used to determine the repurchase price of the outstanding principal balance on the installment note is based on the number of payments made on the note. In general, based on the number of payments made since the loan origination date, the repurchase price is determined as follows:

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2009	December 31, 2008
Installment notes receivable on manufactured homes, net	$20,146	$21,232
Collateralized receivables, net (see Note 4)	36,412	26,159
Other receivables, net	8,260	10,090
Total notes and other receivables, net	$64,818	$57,481

Installment Notes Receivable on Manufactured Homes

The installment notes of $20.1 million and $21.2 million as of June 30, 2009 and December 31, 2008, respectively, are collateralized by manufactured homes. The installment notes are presented net of allowance for losses of $0.1 million as of June 30, 2009 and December 31, 2008. The installment notes represent financing provided by us to purchasers of manufactured homes located in our communities. The installment notes receivable have interest payable monthly at a net weighted average interest rate and a maturity of 7.8 percent and 13.1 years and 7.6 percent and 13.8 years at June 30, 2009 and December 31, 2008, respectively.

Collateralized Receivables

We have completed various transactions involving our installment notes since the third quarter of fiscal 2008. We have received a total of $40.1 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. These transactions were recorded as a transfer of financial assets. The transferred assets have been classified as collateralized receivables with a net balance of $36.4 million and $26.1 million as of June 30, 2009 and December 31, 2008, respectively. The collateralized receivables are presented net of allowance for losses of $0.1 million as of June 30, 2009 and December 31, 2008. The collateralized receivables have interest payable monthly at a weighted average interest rate and maturity of 10.7 percent and 13.7 years and 10.1 percent and 14.0 years, as of June 30, 2009 and December 31, 2008, respectively. See Note 4 for additional information.

The net increase of $10.3 million during 2009 in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Beginning balance as of December 31, 2008	$26,211

Financed sales of manufactured homes	12,570
Principal payments and payoffs from our customers	(1,156)
Repurchases	(1,084)
Total activity	10,330

Ending balance as of June 30, 2009	$36,541

Other Receivables

Other receivables were comprised of amounts due from residents of $1.3 million (net of allowance of $0.2 million), home sale proceeds of $3.7 million, an employee loan of $0.5 million, insurance proceeds of $0.1 million, and rebates and other receivables of $2.7 million as of June 30, 2009. Other receivables were comprised of amounts due from residents of $1.6 million (net of allowance of $0.3 million), home sale proceeds of $3.7 million, an employee loan of $0.5 million, insurance proceeds of $0.3 million, and rebates and other receivables of $4.0 million as of December 31, 2008.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Notes and Other Receivables, continued

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively. The following table sets forth certain information regarding officer’s notes as of June 30, 2009 and December 31, 2008 (in thousands except for shares and units):

	June 30, 2009			December 31, 2008
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$612	37,661	—	$963	59,263	—
Secured - $6.6 million	3,110	83,625	60,161	4,894	131,591	94,669
Secured - $1.0 million	481	44,520	—	757	70,057	—
Subtotal secured notes	4,203	165,806	60,161	6,614	260,911	94,669

Unsecured - $1.0 million	481	—	—	757	—	—
Unsecured - $1.3 million	612	—	—	963	—	—
Subtotal unsecured notes	1,093	—	—	1,720	—	—
Total promissory notes	$5,296	165,806	60,161	$8,334	260,911	94,669

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes. The value of secured shares and secured OP Units total approximately $3.1 million based on the closing price of our shares on the New York Stock Exchange of $13.78 as of June 30, 2009. The unsecured notes are fully recourse to the officer.

Total interest received was $0.1 million for the three months ended June 30, 2009 and 2008. Total interest received was $0.2 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

The reduction in the aggregate principal balance of these notes was $3.0 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively. The notes are due in two remaining installments on December 31, 2009 and 2010.

6.	Investment in Affiliates

In October 2003, we purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). We own approximately 19 percent of Origen as of June 30, 2009, and our investment is accounted for using the equity method of accounting. As of June 30, 2009, our investment in Origen had a market value of approximately $4.5 million based on a quoted market closing price of $0.90 per share from the “Pink Sheet Electronic OTC Trading System”.

We recorded our equity allocation of the reported losses from Origen of $0.5 million and $7.7 million for the three months ended June 30, 2009 and 2008, respectively. We recorded our equity allocation of the reported losses from Origen of $0.4 million and $12.6 million for the six months ended June 30, 2009 and 2008, respectively.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Investment in Affiliates

Summarized consolidated financial information of Origen at June 30, 2009 and 2008 is presented below before elimination of inter-company transactions (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$21,042	$21,211	$42,747	$45,730
Less:
Expenses	23,499	26,262	44,691	56,237
Loss on sale of loans	—	718	—	22,377
Investment impairment	—	11	—	11
Loss from continuing operations	(2,457)	(5,780)	(1,944)	(32,895)
Income from discontinued operations	—	1,006	—	3,129
Net loss	$(2,457)	$(4,774)	$(1,944)	$(29,766)

In August 2008, we entered into an agreement with four unrelated companies (“Members”) to form a new limited liability company, Origen Financial Services, LLC (the “LLC”). We contributed cash of $0.5 million toward the formation of the limited liability company. The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members thereby eliminating the need for us to become licensed to originate loans in each of the 18 states in which we do business. We own 25.0 percent of the LLC as of June 30, 2009, and the investment is accounted for using the equity method of accounting. We recorded an insignificant amount of losses associated with our equity allocation of the LLC’s financial results for the three months ended June 30, 2009. We recorded losses of $0.1 million associated with our equity allocation of the LLC’s financial results for the six months ended June 30, 2009.

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	June 30, 2009	December 31, 2008
Collateralized term loans - CMBS, due July 1, 2011-2016 interest at 4.9-5.3% as of June 30, 2009 and December 31, 2008.	$475,118	$478,907
Collateralized term loans - FNMA, due May 1, 2014 and January 1, 2015, interest at 3.9 – 5.2% and 4.5 - 5.2% as of June 30, 2009 and December 31, 2008, respectively.	375,590	377,651
Preferred OP Units, redeemable at various dates from December 1, 2009 through January 5, 2014, average interest at 6.8% as of June 30, 2009 and December 31, 2008.	48,947	49,447
Secured borrowing, maturing at various dates from May 30, 2010 through April 25, 2030, average interest at 10.7% and 10.1% as of June 30, 2009 and December 31, 2008, respectively (see Note 4).	36,541	26,211
Mortgage notes, other, maturing at various dates from April 1, 2012 through May 1, 2017, average interest at 5.3% and 5.4% as of June 30, 2009 and December 31, 2008, respectively.	214,002	206,936
Total debt	$1,150,198	$1,139,152

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Debt and Lines of Credit, continued

Collateralized Term Loans

The collateralized term loans totaling $850.7 million as of June 30, 2009, are secured by 87 properties comprising of 31,199 sites representing approximately $547.8 million of net book value.

We recently exercised our option to extend the due date of approximately $152.4 million of secured, variable rate borrowings to May 1, 2014. In connection with this extension, the lender increased the facility fee resulting in an increase of the effective interest rate on the borrowings, which resulted in higher interest expense. We do not believe that the lender had the right to increase the facility fee and have reserved all of our rights with respect to the increased fee. We are considering all of our available remedies to challenge the validity of the increased fee.

Preferred OP Units

Our Operating Partnership had $13.7 million of Series B-3 Preferred OP Units that were redeemable at various dates from December 1, 2009 through January 1, 2011. In October 2008, our Operating Partnership completed a three year extension on the redemption dates for $11.9 million of these units; the remaining $1.8 million of these units mature in accordance with the original agreement.

In January 2009, we redeemed $0.5 million of the $1.8 million of the Series B-3 Preferred OP Units.

Secured Borrowing

Since the third quarter of fiscal 2008, we have completed various transactions involving our installment notes. These transactions were recorded as a transfer of financial assets, and the cash proceeds related to these transactions were recorded as a secured borrowing. See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $214.0 million as of June 30, 2009, are collateralized by 19 communities comprising of 6,390 sites representing approximately $184.8 million of net book value.

During the quarter, we completed a financing of $18.5 million with Bank of America. The loan has a three year term. The interest rate is 400 basis points over LIBOR, with a minimum rate of 5.0 percent (5.0 percent at June 30, 2009). Proceeds of $11.2 million were used to repay mortgage notes that matured during the quarter. The remaining proceeds were used to pay down our unsecured line of credit.

In June 2008, we completed a financing of $27.0 million with Bank of America (formally LaSalle Bank Midwest). The loan has a three year term, with a two year extension at our option. The terms of the loan require interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, or prime plus 25 basis points (2.4 percent at June 30, 2009). The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down our lines of credit.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of June 30, 2009 and December 31, 2008 was $81.2 million and $85.8 million, respectively. In addition, $3.3 million of availability was used to back standby letters of credit as of June 30, 2009 and December 31, 2008. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or prime plus 40 basis points at our option. Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month. The weighted average interest rate on the outstanding borrowings was 2.0 percent as of June 30, 2009. The borrowings under the line of credit mature October 1, 2011 assuming the election of a one year extension that is available at our discretion. As of June 30, 2009 and December 31, 2008, $30.5 million and $25.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility has a committed term of one year; thereafter, advances are discretionary and terms are subject to change. The interest rate is 100 basis points over the greater of prime or 6.0 percent (7.0 percent at June 30, 2009). The outstanding balance as of June 30, 2009 was $3.1 million.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Debt and Lines of Credit, continued

Our $40.0 million floor plan facility matured on March 1, 2009. As of December 31, 2008, the outstanding balance on the floor plan was $4.6 million.

As of June 30, 2009, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Remainder of 2009	2010	2011	2012	2013	After 5 years
Lines of credit	$84,322	$—	$3,140	$81,182	$—	$—	$—
Mortgage loans payable:
Maturities	988,095	—	—	103,708	31,623	26,788	825,976
Principal amortization	76,615	6,595	14,053	13,859	13,024	13,228	15,856
Preferred OP Units	48,947	470	825	—	4,300	3,345	40,007
Secured borrowing	36,541	710	1,528	1,681	1,849	1,958	28,815
Total	$1,234,520	$7,775	$19,546	$200,430	$50,796	$45,319	$910,654

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. As of June 30, 2009, we were in compliance with all covenants.

8.	Stockholders’ Deficit

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2009 or 2008.

In March 2009, our Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd which were immediately converted to common stock. In May 2009, a holder of Common OP Units converted 1,824 units to common stock.

The vesting requirements for 56,515 restricted shares granted to our employees were satisfied during the six months ended June 30, 2009.

Our shelf registration for up to $300.0 million of common stock, preferred stock and debt securities expired December 31, 2008. In March 2009, we filed a new shelf registration statement on Form S-3 with the SEC to replace the previous shelf registration for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities. The SEC declared the new shelf registration effective in May 2009.

9.	Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Brokerage commissions	$138	$168	$273	$360
Gain (loss) on sale of land	(4)	2,604	(4)	3,303
Gain (loss) on disposition of assets, net	(128)	74	(111)	87
Other, net	(66)	(17)	(61)	(50)
Total other income (loss)	$(60)	$2,829	$97	$3,700

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals. Transactions between our segments are recorded at cost. Seasonal recreational vehicle revenue is included in Real Property Operations’ revenues and is approximately $5.5 million annually. This seasonal revenue is recognized approximately 50% in the first quarter, 6.5% in both the second and third quarters and 37% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$48,497	$13,405	$61,902	$99,496	$26,066	$125,562
Operating expenses/Cost of sales	16,905	9,866	26,771	33,694	19,826	53,520
Net operating income/gross profit	31,592	3,539	35,131	65,802	6,240	72,042
Adjustments to arrive at net income (loss):
Other revenues	1,309	61	1,370	2,738	256	2,994
General and administrative	(4,900)	(1,816)	(6,716)	(9,066)	(3,642)	(12,708)
Depreciation and amortization	(11,153)	(4,762)	(15,915)	(22,273)	(9,846)	(32,119)
Interest expense	(15,488)	(86)	(15,574)	(30,503)	(151)	(30,654)
Equity loss from affiliates, net	(474)	(43)	(517)	(375)	(115)	(490)
Provision for state income taxes	(146)	—	(146)	(279)	—	(279)
Income (loss) from continuing operations	740	(3,107)	(2,367)	6,044	(7,258)	(1,214)
Loss from discontinued operations	(160)	—	(160)	(332)	—	(332)
Net income (loss)	580	(3,107)	(2,527)	5,712	(7,258)	(1,546)
Less: Net income (loss) attributable to noncontrolling interest	60	(328)	(268)	607	(771)	(164)
Net income (loss) attributable to Sun Communities, Inc.	$520	$(2,779)	$(2,259)	$5,105	$(6,487)	$(1,382)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Segment Reporting, continued

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$47,655	$13,904	$61,559	$98,004	$26,403	$124,407
Operating expenses/Cost of sales	16,484	10,946	27,430	32,727	20,251	52,978
Net operating income/gross profit	31,171	2,958	34,129	65,277	6,152	71,429
Adjustments to arrive at net income (loss):
Other revenues	3,640	84	3,724	4,607	1,019	5,626
General and administrative	(4,697)	(1,715)	(6,412)	(8,855)	(3,327)	(12,182)
Depreciation and amortization	(11,553)	(4,658)	(16,211)	(22,859)	(9,213)	(32,072)
Interest expense	(15,330)	(84)	(15,414)	(31,515)	(123)	(31,638)
Equity loss from affiliates, net	(7,720)	—	(7,720)	(12,550)	—	(12,550)
Benefit (provision) for state income taxes	(128)	—	(128)	107	—	107
Income (loss) from continuing operations	(4,617)	(3,415)	(8,032)	(5,788)	(5,492)	(11,280)
Loss from discontinued operations	(270)	—	(270)	(511)	—	(511)
Net income (loss)	(4,887)	(3,415)	(8,302)	(6,299)	(5,492)	(11,791)
Less: Net income (loss) attributable to noncontrolling interest	(1,095)	161	(934)	(709)	(619)	(1,328)
Net income (loss) attributable to Sun Communities, Inc.	$(3,792)	$(3,576)	$(7,368)	$(5,590)	$(4,873)	$(10,463)

	June 30, 2009			December 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$938,811	$142,162	$1,080,973	$954,196	$144,824	$1,099,020
Cash and cash equivalents	4,493	132	4,625	6,138	24	6,162
Inventory of manufactured homes	—	3,426	3,426	—	3,342	3,342
Investment in affiliate	2,925	357	3,282	3,300	472	3,772
Notes and other receivables	60,829	3,989	64,818	52,697	4,784	57,481
Other assets	32,822	2,284	35,106	34,744	2,408	37,152
Assets of discontinued operations	19	—	19	70	—	70
Total assets	$1,039,899	$152,350	$1,192,249	$1,051,145	$155,854	$1,206,999

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Derivative Instruments and Hedging Activities

Our objectives in using interest rate derivatives are to add stability to interest expense, manage exposure to interest rate movements, and minimize the variability that changes in interest rates could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. We require hedging derivative instruments to be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

As of June 30, 2009, we had five derivative contracts consisting of four interest rate swap agreements with a total notional amount of $95.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2009:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate %	Fixed Rate %	Spread %	Effective Fixed Rate %
Swap	Floating to Fixed Rate	09/04/02	07/03/09	25.0	3 Month LIBOR	1.177%	4.260%	2.000%	6.260%
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	1.177%	4.700%	2.000%	6.700%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	1.192%	2.145%	2.000%	4.145%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.319%	1.570%	2.050%	3.620%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	1.590%	11.000%	0.000%	N/A

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive loss (“AOCL”) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 15 for information on the determination of fair value for the derivative instruments. The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133		June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
Interest rate swaps and cap agreement	Other assets	$607	$—	Other liabilities	$2,135	$2,865
Total derivatives designated as hedging instruments under SFAS 133		$607	$—		$2,135	$2,865

These valuation adjustments will only be realized under certain situations. For example, if we terminate the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, then we would need to amortize amounts currently included in other comprehensive loss into interest expense over the terms of the derivative contracts. We do not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to qualify for hedge accounting.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income. The following table summarizes the impact of derivative instruments for the three months ended June 30, 2009 and 2008 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in SFAS 133 cash flow hedging	Amount of Gain or (Loss) Recognized in AOCL (Effective Portion)		Location of Gain or (Loss)Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps and cap agreement	$1,330	$1,348	Interest expense	$—	$—	Interest expense	$9	$6
Total	$1,330	$1,348	Total	$—	$—	Total	$9	$6

The following table summarizes the impact of derivative instruments for the six months ended June 30, 2009 and 2008 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in SFAS 133 cash flow hedging	Amount of Gain or (Loss) Recognized in AOCL (Effective Portion)		Location of Gain or (Loss)Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps and cap agreement	$1,326	$(68)	Interest expense	$—	$—	Interest expense	$12	$2
Total	$1,326	$(68)	Total	$—	$—	Total	$12	$2

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position. As of June 30, 2009 and December 31, 2008, we had collateral deposits recorded in other assets of $3.0 million and $4.4 million, respectively.

12.	Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986, as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2009.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on our undistributed income.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Income Taxes, continued

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

We had no unrecognized tax benefits as defined by FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” as of June 30, 2009 and 2008. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2009.

We classify certain state taxes as income taxes for financial reporting purposes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements. The provision for state income taxes was approximately $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively. We recorded a provision for state income taxes of approximately $0.3 million and a benefit of approximately $0.1 million in the six months ended June 30, 2009 and 2008, respectively.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.5 million, as of June 30, 2009 and December 31, 2008, in relation to the Michigan Business Tax Act. No deferred tax liability is recorded in relation to the Texas Margin Tax as of June 30, 2009 and December 31, 2008.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2004.

Our policy is to report penalties and tax-related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized tax benefit was accrued, nor was any interest or penalty recognized during the six months ended June 30, 2009.

13.	Noncontrolling Interest in Operating Partnership

The noncontrolling interest in our Operating Partnership consists of approximately 2.2 million Common Operating Partnership Units (“Common OP Units”). Holders of Common OP Units receive dividend distributions on a 1:1 ratio to the dividend distributions provided to common shareholders. During fiscal year 2008, the net equity position of the Common OP Units declined below zero due to accumulated distributions in excess of allocated accumulated earnings (losses). We accounted for our noncontrolling equity interest in accordance with the guidance in EITF No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts” (“EITF 95-7”). We recognized the net equity position as a zero balance within the Consolidated Balance Sheets since there was no legal obligation for the unit holders to restore deficit capital accounts, and the deficit balance was charged to our Consolidated Statements of Operations.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”), which nullified EITF 95-7. SFAS 160 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. We applied the provisions of SFAS 160 beginning January 1, 2009. SFAS 160 required that losses be allocated to the noncontrolling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest.

We provided dividend distributions and allocated a proportionate share of our net loss to holders of Common OP Units for the three and six months ended June 30, 2009. The dividend distributions and the proportionate share of our net loss were recorded as a deficit balance to the equity position of the noncontrolling interest in our Consolidated Balance Sheets as of June 30, 2009. Prior to the adoption of SFAS 160, we would have been required to record the deficit balance to the Consolidated Statements of Operations as a charge to noncontrolling interest dividend distributions.

The provisions of SFAS 160 require that if an entity’s results are different due to the adoption of the new guidance that the entity must disclose selected pro forma financial information as if the deficit balance continued to be charged our Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Noncontrolling Interest in Operating Partnership, continued

If we had recorded the deficit balance to our Consolidated Statement of Operations, the result would have been an additional net loss of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2009, respectively. The additional net loss would not impact the calculation of diluted shares outstanding. We would not include the impact of dilutive securities to the calculation of loss per share since the inclusion of dilutive securities in a net loss period would reduce the net loss per share.

Our proforma results for the three and six months ended June 30, 2009 are as follows (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Loss from continuing operations	$(2,367)	$(1,214)
Loss from discontinued operations	(160)	(332)
Net loss	(2,527)	(1,546)
Noncontrolling interest dividend distributions	(1,378)	(2,756)
Net loss attributable to Sun Communities, Inc.	$(3,905)	$(4,302)

Basic and diluted weighted average common shares outstanding	18,469	18,399

Basic and diluted loss per share	$(0.21)	$(0.23)

14.	Loss Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution. On January 1, 2009, we adopted FSP EITF 03-6-1, which addressed whether instruments granted in share-based payment transactions were participating securities prior to vesting and, therefore, needed to be included in earnings allocation in computing basic earnings per share under the two-class method. Our unvested restricted shares qualified as participating securities as defined by FSP EITF 03-6-1. We adjusted our calculation of basic and diluted earnings per share (“EPS”) to conform to the guidance provided in FSP EITF 03-6-1, which also required retrospective application for all periods presented. FSP 03-6-1 did not affect per share amounts for the three and six months ended June 30, 2009 and 2008, because we reported net losses in these periods.

Computations of basic and diluted EPS from continuing operations calculated in accordance with SFAS No. 128 “Earnings per Share” and FSP 03-6-1 were as follows (in thousands, expect per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator
Net loss from continuing operations attributable to common stockholders	$(2,116)	$(7,129)	$(1,085)	$(10,010)

Denominator
Basic weighted average common shares outstanding	18,469	18,162	18,399	18,119
Add: dilutive securities	—	—	—	—
Diluted weighted average common shares	18,469	18,162	18,399	18,119

Basic and diluted loss per share from continuing operations available to common stockholders	$(0.11)	$(0.39)	$(0.05)	$(0.55)

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Loss Per Share, continued

We excluded securities from the computation of diluted EPS because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted EPS as of June 30, 2009 and 2008 (amounts in thousands):

	June 30,
	2009	2008
Stock options	205	214
Unvested restricted stock	120	221
Common OP Units	2,186	2,301
Convertible Preferred OP Units	526	526
Total securities	3,037	3,262

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of earnings (loss) per share available to common stockholders.

15.	Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Derivative Instruments

The derivative instruments held by us are interest rate swaps and cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all observable inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis.

Installment Notes on Manufactured Homes

The net carrying value of the installment notes on manufactured homes reasonably estimates the fair value of the underlying collateral (manufactured home) which would be placed into service for use in our Rental Program.

Long Term Debt and Lines of Credit

The fair value of long term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities.

Collateralized Receivables and Secured Borrowing

The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the Consolidated Balance Sheets

Other Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of June 30, 2009. The table presents the carrying values and fair values of our financial instruments as of June 30, 2009 that were measured using the valuation techniques described above. The table does not include financial instruments with maturities less than one year because the carrying values associated with these instruments approximate fair value.

	June 30, 2009
	Carrying Value	Fair Value
Financial assets
Derivative instruments	$607	$607
Installment notes on manufactured homes	20,146	20,146
Collateralized receivables	36,412	—

Financial liabilities
Derivative instruments	$2,135	$2,135
Long term debt (excluding secured borrowing)	1,113,657	1,054,309
Secured borrowing	36,541	—
Lines of credit	84,323	84,323

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

Level 3—Model derived valuations in which one or more significant inputs or significant value drivers are unobservable, including assumptions developed by us.

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of June 30, 2009.

	Total Fair Value	Level 1	Level 2	Level 3
Assets
Derivative instruments	$607	$—	$607	$—
Total assets	$607	$—	$607	$—

Liabilities
Derivative instruments	2,135	—	2,135	—
Total liabilities	$2,135	$—	$2,135	$—

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provided for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The adoption of SFAS 157 as it pertains to non-financial assets and liabilities did not have a material impact on our results of operations or financial position as we have not elected the fair value option for any or our non-financial assets or liabilities.

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changed the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R changed the accounting treatment for certain specific acquisition related items and also included a substantial number of new disclosure requirements. SFAS 141R was effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (“SFAS 160”), which amended Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to establish new standards that govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 required that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the Consolidated Financial Statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. SFAS 160 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. The adoption of SFAS 160 resulted in an impact on the presentation of noncontrolling interest in our Consolidated Financial Statements and related notes. See Note 13 for additional information regarding the impact of adopting SFAS 160 on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 provided for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement was effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 impacted the disclosure requirements, and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not impact our results of operations or financial condition. See Note 11 for disclosures regarding our derivative instruments and hedging activities.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is applied prospectively to intangible assets acquired after the effective date. We will apply FSP FAS 142-3 prospectively to material intangible assets for which the acquisition date is on or after January 1, 2009. Disclosure requirements are applied prospectively to all material intangible assets recognized as of, and subsequent to, the effective date.

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which required issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs were also allocated between the debt and equity components. FSP APB 14-1 required that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. FSP APB 14-1 was effective fiscal years and interim periods beginning after December 15, 2008, and applies retrospectively to all prior periods. The adoption of FSP No. APB 14-1 did not have an impact on our results of operations or financial condition because the conversion feature associated with our convertible debt instrument does not provide for any cash settlement.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Recent Accounting Pronouncements, continued

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share” (“SFAS 128”). FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008 and required that all presented prior-period earnings per share data to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a significant impact on our results of operations or financial condition, but resulted in a change to the calculation of basic and diluted earnings (loss) per share. See Note 14 for additional information regarding the impact of adopting FSP EITF 03-6-1 on the calculation of earnings (loss) per share.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6)” which addressed how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 was effective for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively. Earlier application was prohibited. The adoption of EITF 08-6 did not have any impact on our results of operations or financial condition.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An Amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FSP FAS 140-4 and FIN 46R-8”). FSP FAS 140-4 and FIN 46R-8 required public entities to provide additional disclosures about transfers of financial assets. It also amended FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, this FSP required certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a VIE and an enterprise that holds a significant variable interest in a QSPE but was not the transferor of financial assets to the QSPE. The disclosures were intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with VIEs. FSP FAS 140-4 and FIN 46R-8 were effective for the first reporting period ending after December 15, 2008. Because FSP FAS 140 140-4 and FIN 46R-8 impacted the disclosure (and not the accounting treatment) for transferred financial assets and consolidation of VIES, the adoption of this FSP did not have an impact on our results of operations or financial condition. See Note 4 for disclosures regarding our transfer of financial assets and related secured borrowing obligation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FASP FAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that were not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP SFAS 107-1 and APB 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS 107-1 and APB 28-1 require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FASP FAS 107-1 and APB 28-1 were effective for interim periods ending after June 15, 2009 and apply prospectively. Because FSP SFAS 107-1 and APB 28-1 impacted the disclosure requirements, and not the accounting treatment for the fair value of financial instruments, the adoption of FSP SFAS 107-1 and APB 28-1 did not impact our results of operations or financial condition. See Note 15 for disclosures regarding the fair value of financial instruments.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS 165 also required disclosure of the date through which subsequent events are evaluated by management. SFAS 165 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because SFAS 165 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of SFAS 165 did not impact our results of operations or financial condition. See Note 18 for disclosures regarding our subsequent events.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Recent Accounting Pronouncements, continued

Accounting Standards to be Adopted

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity and eliminates the exception for qualifying special-purpose entities from consolidation guidance. In addition, SFAS 166 establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s). SFAS 166 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 166 on our results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This Statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the variable interest entity. Under SFAS 167, ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity are required. SFAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 modifies the hierarchy to include only two levels of GAAP: authoritative and non-authoritative. All of the content included in the FASB Accounting Standards CodificationTM (the “Codification”) will be considered authoritative. SFAS 168 is not intended to amend GAAP but codifies previous accounting literature. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is effective for our third quarter 2009 Consolidated Financial Statements and we will change the referencing of authoritative accounting literature to conform to the Codification.

17.	Commitments and Contingencies

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp), filed a complaint against us, SunChamp, certain other of our affiliates, including two of our directors, in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. We believe the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed. TJ Holdings has now filed an arbitration demand in Southfield, Michigan based on the same claims. We intend to vigorously defend against the allegations.

SUN COMMUNITIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.	Subsequent Events

We have evaluated our financial statements through the date the financial statements were issued, August 7, 2009, for subsequent events.

▪

On July 8, 2009, we completed a transaction of $5.1 million involving our installment notes. This transaction was recorded as a transfer of financial assets, and the cash proceeds related to this transaction were recorded as a secured borrowing. See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

▪

On July 23, 2009, aggregate dividends, distributions and dividend equivalents of $13.1 million were made to common stockholders, common OP unitholders, and restricted stock holders of record on July 13, 2009.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto, along with our 2008 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As June 30, 2009, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of June 30, 2009, the Properties contained an aggregate of 47,594 developed sites comprised of 42,300 developed manufactured home sites and 5,294 recreational vehicle sites and an additional 6,081 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes (“MHs”) and recreational vehicles (“RVs”) to our customers. The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved, could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2008 Annual Report.

Recent Accounting Pronouncements

We adopted several new accounting standards in the year beginning January 1, 2009. The adoption of the accounting standards that had an impact on our results of operations and financial condition is discussed below:

The adoption of SFAS 160 resulted in the presentation of noncontrolling interest, previously referred to as minority interest, be reported as a separate component of equity in our Consolidated Financial Statements, and that losses be allocated to the noncontrolling interest even if the allocation resulted in a deficit balance. See Note 13 in the Notes to Consolidated Financial Information for additional information regarding the impact of adopting SFAS 160 on our results of operations and financial position.

The adoption of FSP EITF 03-6-1 did not have a significant impact on our results of operations or financial condition, but resulted in a change to the calculation of basic and diluted earnings (loss) per share. See Note 14 in the Notes to Consolidated Financial Information for additional information regarding the impact of adopting FSP EITF 03-6-1 on the calculation of loss per share.

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

We believe that NOI is helpful to investors and analysts as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We use NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of our properties rather than of the company overall. We believe that these costs included in net income (loss) often have no effect on the market value of our property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset.

NOI should not be considered a substitute for the reported results prepared in accordance with GAAP. NOI should not be considered as an alternative to net income (loss) as an indicator of our financial performance, or to cash flows as a measure of liquidity; nor is it indicative of funds available for our cash needs, including our ability to make cash distributions. NOI, as determined and presented by us, may not be comparable to related or similarly titled measures reported by other companies.

We also provide information regarding Funds From Operations (“FFO”). A definition of FFO and a reconciliation of net loss attributable to Sun Communities, Inc. to FFO are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Six Months ended June 30, 2009 and 2008”.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, and develops manufactured housing communities concentrated in the midwestern, southern, and southeastern United States and is in the business of acquiring, operating, and expanding manufactured housing communities. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI.

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of NOI. We may allocate certain common costs, primarily corporate functions, between the segments differently than we would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal, and human resources. We do not allocate interest expense and certain other corporate costs not directly associated with the segments’ NOI.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

REAL PROPERTY OPERATIONS - TOTAL PORTFOLIO

The following tables reflect certain financial and statistical information for all properties owned and operated as of and during the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from Real Property	$48,497	$47,655	$842	1.8%
Property operating expenses:
Payroll and benefits	3,762	3,720	42	1.1%
Legal, taxes and insurance	890	812	78	9.6%
Utilities	5,446	5,109	337	6.6%
Supplies and repairs	2,057	2,053	4	0.2%
Other	632	620	12	1.9%
Real estate taxes	4,118	4,170	(52)	-1.2%
Property operating expenses	16,905	16,484	421	2.6%
Real Property NOI	$31,592	$31,171	$421	1.4%

	As of June 30,
Statistical Information	2009	2008	Change
Number of properties	136	136	—
Developed sites	47,594	47,606	(12)
Occupied sites (1)	38,000	37,883	117
Occupancy % (2)	82.4%	82.4%	0.0%
Average monthly rent per site (2)	$399	$388	$11
Sites available for development	6,081	6,186	(105)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

NOI increased by $0.4 million from $31.2 million to $31.6 million, or 1.4 percent due to increased revenue of $0.8 million, partially offset by increased expenses of $0.4 million. Income from real property consists of three main revenue streams: manufactured home site rent, recreational vehicle site rent, and miscellaneous other property revenues. Revenue from our manufactured home and recreational vehicle portfolio increased by $0.8 million due to an average rental rate increase of 3.0 percent, and an increase in the number of occupied home sites. Our miscellaneous other property revenues remained constant. Miscellaneous other property revenues primarily consist of revenues from the re-billing of various utility costs to residents, late fees, and returned check fees.

The increased property operating expenses of $0.4 million was due to two main factors Utility costs, primarily related to water, electricity charges, and rubbish removal (water charges are partially re-billed to the resident), increased $0.3 million due to increased rates on these services. Property and casualty insurance increased by $0.1 million due to an increase in reserves for current claims. Other property operating expenses related to payroll and benefits, supply and repairs, legal fees, real estate taxes, and administrative costs (such as postage and advertising) remained relatively flat.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of particular properties is a comparison of Same Site communities. The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The following tables reflect certain financial and statistical information for particular properties owned and operated for the same period in both years as of and for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from real property, net	$45,863	$45,173	$690	1.5%
Property operating expenses:
Payroll and benefits	3,761	3,719	42	1.1%
Legal, taxes and insurance	890	811	79	9.7%
Utilities, net	3,001	2,819	182	6.5%
Supplies and repair	2,058	2,054	4	0.2%
Other	450	419	31	7.4%
Real estate taxes	4,119	4,170	(51)	-1.2%
Property operating expenses	14,279	13,992	287	2.1%
Real property NOI	$31,584	$31,181	$403	1.3%

	As of June 30,
Statistical Information	2009	2008	Change
Number of properties	136	136	—
Developed sites	47,594	47,606	(12)
Occupied sites (1)	38,000	37,883	117
Occupancy % (2)	82.4%	82.4%	0.0%
Average monthly rent per site (2)	$399	$388	$11
Sites available for development	5,583	5,688	(105)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

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

HOME SALES AND RENTALS

We acquire repossessed manufactured homes (generally, that are within our communities) from lenders at substantial discounts. We lease or sell these value priced homes to current and prospective residents. We also purchase new homes to lease and sell to current and prospective residents. The programs we have established for our customers to lease or buy new and pre-owned homes have helped to stabilize portfolio occupancy.

The following table reflects certain financial and statistical information for our Rental Program as of and for the three months ended June 30, 2009 and 2008 (in thousands, except for certain statistical marked with *):

	Three Months Ended June 30,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$5,187	$5,136	$51	1.0%
Site rent from Rental Program (1)	6,673	6,147	526	8.6%
Rental Program revenue	11,860	11,283	577	5.1%
Expenses
Payroll and commissions	596	554	42	7.6%
Repairs and refurbishment	1,977	1,846	131	7.1%
Taxes and insurance	776	702	74	10.5%
Marketing and other	673	863	(190)	-22.0%
Rental Program operating and maintenance	4,022	3,965	57	1.4%
Rental Program NOI	$7,838	$7,318	$520	7.1%

Statistical Information
Number of occupied rentals, end of period*	5,780	5,480	300	5.5%
Investment in occupied rental homes	$180,967	$167,304	$13,663	8.2%
Number of sold rental homes*	178	156	22	14.1%
Weighted average monthly rental rate*	$726	$727	$(1)	-0.1%

(1)

The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

NOI increased $0.5 million from $7.3 million to $7.8 million, or 7.1 percent due to increased revenues of approximately $0.5 million, while expenses were relatively flat. Revenues increased primarily due to an increase in the number of occupied rental homes in the Rental Program as indicated in the table above. Although expenses were flat, total repair and refurbishment costs increased by $0.1 million due to an increase in the number of homes and moveouts in the Rental Program. Taxes and insurance expenses increased by $0.1 million as these costs generally increase as the number of homes in the Rental Program increase. These additional costs were offset by reductions in marketing and other costs of $0.2 million primarily due to a decrease in bad debt expense.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2009 and 2008 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2009	2008	Change	% Change
New home sales	$1,064	$2,796	$(1,732)	-61.9%
Pre-owned home sales	7,154	5,972	1,182	19.8%
Revenue from homes sales	8,218	8,768	(550)	-6.3%

New home cost of sales	917	2,528	(1,611)	-63.7%
Pre-owned home cost of sales	4,927	4,453	474	10.6%
Cost of home sales	5,844	6,981	(1,137)	-16.3%

NOI / Gross profit	$2,374	$1,787	$587	32.8%

Gross profit – new homes	$147	$268	$(121)
Gross margin % – new homes	13.8%	9.6%		4.2%

Gross profit – pre-owned homes	$2,227	$1,519	$708
Gross margin % – pre-owned homes	31.1%	25.4%		5.7%

Statistical Information
Home sales volume:
New home sales	15	41	(26)	-63.4%
Pre-owned home sales	255	223	32	14.3%
Total homes sold	270	264	6	2.3%

Gross profit from home sales increased by $0.6 million, or 32.8 percent, primarily due to improved profit margins based on a comparable number of total homes sold. Gross profit from pre-owned home sales increased by $0.7 million offset by decreased gross profit from new home sales of $0.1 million.

The gross profit margin on new home sales increased from 9.6 percent to 13.8 percent, or 4.2 percent. Although the gross profit margin has increased, the overall gross profit on new home sales declined by $0.1 million. The decline in new home sales profit was due to a 63.4 percent decline in sales volume.

The gross profit margin on pre-owned home sales increased from 25.4 percent to 31.1 percent, or 5.7 percent. Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The cost basis of a rental home is depreciated and therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the Rental Program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales and therefore the principal contributor to the increase in gross profit on pre-owned home sales.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net. Other revenues decreased by $2.3 million, from $3.7 million to $1.4 million, or 62.2 percent. This decrease was due to reduced income realized from a gain on sale of land and other assets of $2.8 million that occurred in the prior year, along with reduced commission and ancillary revenue of $0.1 million, offset by increased interest income of $0.6 million. The increase in interest income was primarily due to the additional installment notes recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets. The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

General and administrative costs increased by $0.3 million, from $6.4 million to $6.7 million, or 4.7 percent due to increased salary and other compensation costs of $0.4 million, partially offset by a decrease in other expenses of $0.1 million. The compensation cost increase is primarily due to an increase in amortization of deferred compensation related to the vesting of restricted stock in May 2009.

Depreciation and amortization costs decreased by $0.3 million, from $16.2 million to $15.9 million, or 1.9 percent primarily due to the reduction of amortization expenses associated with promotional costs.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $0.2 million, from $15.4 million to $15.6 million, or 1.3 percent due to an increase in expense of $0.9 million associated with our secured borrowing arrangements, partially offset by a reduction in expense of $0.7 million mostly related to lower interest rates charged on variable rate debt. The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables. See Note 4 – Secured Borrowing and Collateralized Receivables in our Notes to Consolidated Financial Statements included herein for additional information.

Equity loss from affiliates decreased by $7.2 million, from a loss of $7.7 million to a loss of $0.5 million. Our affiliate, Origen, reported losses in the second quarter of 2008 which included charges for impairment, loan loss reserves, and loss on sale of loan portfolio.

Benefit (provision) for state income taxes remained flat with a provision of $0.1 million based on the effective tax rate in effect used to calculate the deferred tax liability related to the Michigan Business Tax for the three months ended June 30, 2009 and 2008.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended June 30,
	2009	2008
Revenues	$61,902	$61,559
Operating expenses/Cost of sales	26,771	27,430
NOI/gross profit	35,131	34,129
Adjustments to arrive at net loss:
Other revenues	1,370	3,724
General and administrative	(6,716)	(6,412)
Depreciation and amortization	(15,915)	(16,211)
Interest expense	(15,574)	(15,414)
Equity loss from affiliates	(517)	(7,720)
Provision for state income taxes	(146)	(128)
Loss from continuing operations	(2,367)	(8,032)
Loss from discontinued operations	(160)	(270)
Net loss	(2,527)	(8,302)
Less: Net loss attributable to noncontrolling interest	(268)	(934)
Net loss attributable to Sun Communities, Inc.	$(2,259)	$(7,368)

SUN COMMUNITIES, INC

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

REAL PROPERTY OPERATIONS - TOTAL PORTFOLIO

The following tables reflect certain financial and statistical information for all properties owned and operated as of and during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from Real Property	$99,496	$98,004	$1,492	1.5%
Property operating expenses:
Payroll and benefits	7,455	7,441	14	0.2%
Legal, taxes, & insurance	1,664	1,461	203	13.9%
Utilities	11,496	10,927	569	5.2%
Supplies and repair	3,251	3,198	53	1.7%
Other	1,526	1,361	165	12.1%
Real estate taxes	8,302	8,339	(37)	-0.4%
Property operating expenses	33,694	32,727	967	3.0%
Real Property NOI	$65,802	$65,277	$525	0.8%

	As of June 30,
Statistical Information	2009	2008	Change
Number of properties	136	136	—
Developed sites	47,594	47,606	(12)
Occupied sites (1)	38,000	37,883	117
Occupancy % (2)	82.4%	82.4%	0.0%
Average monthly rent per site (2)	$399	$388	$11
Sites available for development	6,081	6,186	(105)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

NOI increased by $0.5 million from $65.3 million to $65.8 million, or 0.8 percent due to increased revenue of $1.5 million, partially offset by increased expenses of $1.0 million. Income from real property consists of three main revenue streams: manufactured home site rent, recreational vehicle site rent, and miscellaneous other property revenues. Revenue from our manufactured home and recreational vehicle portfolio increased by $1.5 million due to an average rental rate increase of 3.0 percent, and an increase in the number of occupied home sites. Our miscellaneous other property revenues remained constant. Miscellaneous other property revenues primarily consist of revenues from the re-billing of various utility costs to residents, late fees, and returned check fees.

The growth in real property operating expenses of $1.0 million was due to several factors. Property and casualty insurance increased by $0.2 million due to an increase in reserves for current claims. Utility costs, primarily related to water, electricity charges, and rubbish removal (water charges are partially re-billed to the resident), increased $0.6 million due to increased rates on these services. Other expenses related to administrative costs such, such advertising and office expenses, increased by $0.2 million.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of particular properties is a comparison of Same Site communities. The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The following tables reflect certain financial and statistical information for particular properties owned and operated for the same period in both years as of and for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from real property, net	$94,012	$92,829	$1,183	1.3%
Property operating expenses:
Payroll and benefits	7,455	7,440	15	0.2%
Legal, taxes, & insurance	1,664	1,460	204	14.0%
Utilities, net	6,509	6,207	302	4.9%
Supplies and repair	3,252	3,199	53	1.7%
Other	1,026	888	138	15.5%
Real estate taxes	8,303	8,339	(36)	-0.4%
Property operating expenses	28,209	27,533	676	2.5%
Real property NOI	$65,803	$65,296	$507	0.8%

	As of June 30,
Statistical Information	2009	2008	Change
Number of properties	136	136	—
Developed sites	47,594	47,606	(12)
Occupied sites (1)	38,000	37,883	117
Occupancy % (2)	82.4%	82.4%	0.0%
Average monthly rent per site (2)	$399	$388	$11
Sites available for development	5,583	5,688	(105)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

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

HOME SALES AND RENTALS

We acquire repossessed manufactured homes (generally, that are within our communities) from lenders at substantial discounts. We lease or sell these value priced homes to current and prospective residents. We also purchase new homes to lease and sell to current and prospective residents. The programs we have established for our customers to lease or buy new and pre-owned homes have helped to stabilize portfolio occupancy.

The following table reflects certain financial and statistical information for our Rental Program as of and for the six months ended June 30, 2009 and 2008 (in thousands, except for certain statistical marked with *):

	Six Months Ended June 30,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$10,387	$10,132	$255	2.5%
Site rent from Rental Program (1)	13,123	12,128	995	8.2%
Rental Program revenue	23,510	22,260	1,250	5.6%
Expenses
Payroll and commissions	1,379	1,077	302	28.0%
Repairs and refurbishment	3,968	3,369	599	17.8%
Taxes and insurance	1,546	1,393	153	11.0%
Marketing and other	1,666	1,592	74	4.6%
Rental Program operating and maintenance	8,559	7,431	1,128	15.2%
Rental Program NOI	$14,951	$14,829	$122	0.8%

Statistical Information
Number of occupied rentals, end of period*	5,780	5,480	300	5.5%
Investment in occupied rental homes	$180,967	$167,304	$13,663	8.2%
Number of sold rental homes*	346	292	54	18.5%
Weighted average monthly rental rate*	$726	$727	$(1)	-0.1%

(1)

The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Net operating income from the Rental Program increased $0.1 million from $14.8 million to $14.9 million, or 0.8 percent due to increased revenues of $1.2 million, offset increased expenses of $1.1 million. Revenues increased $1.2 million due to the increased number of residents participating in the Rental Program as indicated in the table above.

The growth in operating and maintenance expenses of $1.1 million was due to several factors. Commissions increased by $0.3 million due to an increase in the number of new and renewed leases on which commissions were paid. Total repair and refurbishment costs increased by $0.6 million due to an increase in the number of homes and moveouts in the Rental Program. Taxes and insurance expenses increased by $0.1 million as these costs generally increase as the number of homes in the Rental Program increase. Marketing and other costs increased by $0.1 million primarily due to additional utility costs associated with unoccupied rental homes.

.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2009 and 2008 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2009	2008	Change	% Change
New home sales	$2,352	$5,200	$(2,848)	-54.8%
Pre-owned home sales	13,327	11,071	2,256	20.4%
Revenue from homes sales	15,679	16,271	(592)	-3.6%

New home cost of sales	2,033	4,562	(2,529)	-55.4%
Pre-owned home cost of sales	9,234	8,258	976	11.8%
Cost of home sales	11,267	12,820	(1,553)	-12.1%

NOI / Gross profit	$4,412	$3,451	$961	27.8%

Gross profit – new homes	$319	$638	$(319)
Gross margin % – new homes	13.6%	12.3%		1.3%

Gross profit – pre-owned homes	$4,093	$2,813	$1,280
Gross margin % – pre-owned homes	30.7%	25.4%		5.3%

Statistical Information
Home sales volume:
New home sales	34	71	(37)	-52.1%
Pre-owned home sales	484	420	64	15.2%
Total homes sold	518	491	27	5.5%

Gross profit from home sales increased by $1.0 million, or 27.8 percent, primarily due to improved profit margins on an increased number of total homes sold. Gross profit from pre-owned home sales increased by $1.3 million offset by decreased gross profit from new home sales of $0.3 million.

The gross profit margin on new home sales increased from 12.3 percent to 13.6 percent, or 1.3 percent. Although the gross profit margin has increased, the overall gross profit on new home sales declined by $0.3 million. The decline in new home sales profit was due to a 52.1 percent decline in sales volume.

The gross profit margin on pre-owned home sales increased from 25.4 percent to 30.7 percent, or 5.3 percent. Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The cost basis of a rental home is depreciated and therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the Rental Program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales and therefore the principal contributor to the increase in gross profit on pre-owned home sales.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net. Other revenues decreased by $2.6 million, from $5.6 million to $3.0 million, or 46.4 percent. This decrease was due to reduced income realized from a gain on sale of land and other assets of $3.5 million that occurred in the prior year, along with reduced commission and ancillary revenue of $0.1 million, offset by increased interest income of $1.0 million. The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets. The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

General and administrative costs increased by $0.5 million, from $12.2 million to $12.7 million, or 4.1 percent due to increased salary and other compensation costs of $0.7 million, partially offset by a decrease in legal expenses of $0.2 million. The compensation cost increase is primarily due to an increase in amortization of deferred compensation related to the vesting of restricted stock in May 2009.

Depreciation and amortization costs remained flat due to decreased amortization of promotions and other depreciation of $0.5 million offset by an increase in depreciation on investment property for use in our Rental Program of $0.5 million.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $0.9 million, from $31.6 million to $30.7 million, or 2.8 percent due to a reduction in expense of $2.6 million mostly related to lower interest rates charged on variable rate debt, partially offset by increased expense of $1.7 million associated with our secured borrowing arrangements. The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables. See Note 4 – Secured Borrowing and Collateralized Receivables in our Notes to Consolidated Financial Statements included herein.

Equity loss from affiliates decreased by $12.1 million, from a loss of $12.6 million to loss of $0.5 million. Our affiliate, Origen, reported losses in the first six months of 2008 which included charges for impairment, loan loss reserves, and loss on sale of loan portfolio.

Benefit (provision) for state income taxes changed by $0.4 million, from a benefit of $0.1 million to an expense of $0.3 million, due to a change in the effective tax rate used to calculate the deferred tax liability related to the Michigan Business Tax which reduced tax expense in 2008.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Six Months Ended June 30,
	2009	2008
Revenues	$125,562	$124,407
Operating expenses/Cost of sales	53,520	52,978
NOI/gross profit	72,042	71,429
Adjustments to arrive at net loss:
Other revenues	2,994	5,626
General and administrative	(12,708)	(12,182)
Depreciation and amortization	(32,119)	(32,072)
Interest expense	(30,654)	(31,638)
Equity loss from affiliates	(490)	(12,550)
Benefit (provision) for state income taxes	(279)	107
Loss from continuing operations	(1,214)	(11,280)
Loss from discontinued operations	(332)	(511)
Net loss	(1,546)	(11,791)
Less: Net loss attributable to noncontrolling interest	(164)	(1,328)
Net loss attributable to Sun Communities, Inc.	$(1,382)	$(10,463)

We provide information regarding FFO as a supplemental measure of operating performance. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance. FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

Because FFO excludes significant economic components of net income including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income. The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Other REITS may use different methods for calculating FFO and, accordingly, our FFO may not be comparable to other REITs.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the periods ended June 30, 2009 and 2008:

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS

FOR THE PERIODS MONTHS ENDED JUNE 30, 2009 AND 2008

(Amounts in thousands, except per share/OP unit amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,527)	$(8,302)	$(1,546)	$(11,791)
Adjustments:
Depreciation and amortization	16,414	16,814	33,035	33,263
Benefit for state income taxes(1)	—	(9)	(13)	(398)
Gain on disposition of assets, net	(1,368)	(3,727)	(2,696)	(5,269)
Funds from operations (FFO)	$12,519	$4,776	$28,780	$15,805

Weighted average Common Shares/OP Units outstanding:
Basic	20,806	20,463	20,752	20,421
Diluted	20,806	20,514	20,752	20,473

FFO per weighted average Common Share/OP Unit - Basic	$0.60	$0.23	$1.39	$0.77
FFO per weighted average Common Share/OP Unit - Diluted	$0.60	$0.23	$1.39	$0.77

The table below adjusts FFO to exclude equity loss from affiliate (Origen) and severance charges, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,527)	$(8,302)	$(1,546)	$(11,791)
Equity affiliate adjustment	474	7,720	375	12,550
Severance charges	—	888	—	888
Adjusted net income (loss)	(2,053)	306	(1,171)	1,647
Depreciation and amortization	16,414	16,814	33,035	33,263
Benefit for state income taxes(1)	—	(9)	(13)	(398)
Gain on disposition of assets, net	(1,368)	(3,727)	(2,696)	(5,269)
Adjusted funds from operations (FFO)	$12,993	$13,384	$29,155	$29,243

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$0.62	$0.65	$1.40	$1.43

(1) The tax benefit for the periods ended June 30, 2009 and 2008 represents the reversal of a tax provision for potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

We expect to meet our short-term liquidity requirements through working capital provided by operating activities and through borrowings on our lines of credit. We consider these resources to be adequate to meet all operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, payment of dividends to our stockholders to maintain qualification as a REIT in accordance with the Internal Revenue Code, and payment of distributions to our Operating Partnership’s unitholders. Due to the limited amount of taxable income that we have reported for the past few years, dividend payments to shareholders and unitholders of our Operating Partnership have been largely discretionary rather than required to maintain qualification as a REIT.

From time to time, we evaluate acquisition opportunities that meet our criteria for acquisition. Should such investment opportunities arise in 2009, we will finance the acquisitions though secured financing, the assumption of existing debt on the properties or the issuance of certain equity securities. The difficulty in obtaining financing in the current credit markets may make the acquisition of properties unlikely.

We have invested approximately $10.6 million related to the acquisition of homes intended for our rental program during the six months ended June 30, 2009. Expenditures for 2009 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our unsecured line of credit.

Cash and cash equivalents decreased by $1.6 million from $6.2 million at December 31, 2008, to $4.6 million at June 30, 2009. Net cash provided by operating activities from continuing operations increased by $2.8 million from $31.5 million for the six months ended June 30, 2008 to $34.3 million for the six months ended June 30, 2009.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties (the “Properties”); (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets. See “Risk Factors” in Item 1A of our 2008 Annual Report.

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at June 30, 2009 and December 31, 2008 was $81.2 million and $85.8 million, respectively. In addition, $3.3 million of availability was used to back standby letters of credit as of June 30, 2009 and December 31, 2008. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or prime plus 40 basis points. We have the option to borrow at either rate. The weighted average interest rate on the outstanding borrowings was 2.0 percent as of June 30, 2009. The borrowings under the line of credit mature October 1, 2011, assuming an election of a one-year extension that is available at our discretion. As of June 30, 2009, $30.5 million was available to be drawn under the facility based on the calculation of the borrowing base. During 2009, the highest balance on the line of credit was $105.0 million. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which were complied with as of June 30, 2009. The most limiting covenants contained in the line of credit are the distribution coverage and debt service coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of FFO. The debt service coverage covenant requires a minimum ratio of 1.45:1. As of June 30, 2009, the distribution coverage was 85.5 percent and the debt service coverage was 1.69:1.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

The sub-prime credit crisis and ensuing decline in credit availability have caused turmoil in US and foreign markets. Many industries with no direct involvement with sub-prime lending, securitizations, home building, or mortgages have suffered share price declines as economic uncertainty has derailed investor confidence. While many of our fundamentals, and those of the manufactured housing industry, have been improving over recent years, our share price has suffered. For us, the most relevant consequence of this financial turmoil is the uncertainty of the availability of new secured credit, floor plan financing, credit for refinancing properties, and the limited credit availability on our current unsecured line of credit. We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above and we have only limited debt maturities until July 2011. Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2009 through 2013 are as follows:

Remaining 2009	$0.5 million
2010	$0.8 million and any balance outstanding on the floor plan facility
2011	$103.7 million and any balance outstanding on the unsecured line of credit
2012	$35.9 million
2013	$30.1 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $198.3 million, 28 of which support the borrowing base for our $115.0 million unsecured line of credit. As of June 30, 2009, the borrowing base was in excess of $115.0 million by $4.1 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization. From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive. See “Risk Factors” in Item 1A of our 2008 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2009, our debt to total market capitalization approximated 81.2 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 5.4 years and a weighted average interest rate of 5.0 percent.

Capital expenditures for the six months ended June 30, 2009 and 2008 included recurring capital expenditures of $3.4 million and $2.9 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2009.

Net cash used for investing activities was $13.8 million for the six months ended June 30, 2009, compared to $12.5 million for the six months ended June 30, 2008. The difference is due to a $6.5 million decrease in cash received from the disposition on land and other assets, offset by decreased investment in property of $1.9 million and an increase from the principal repayment of an officer’s note and other notes receivable of $3.3 million.

Net cash used for financing activities was $22.0 million for the six months ended June 30, 2009, compared to $20.0 million for the six months ended June 30, 2008. The difference is due to a $5.8 million increase in repayments on notes payable and other debt, increased costs associated with transactions related to our debt of $0.2 million, and increased distributions to our stockholders and OP unit holders of $0.1 million, partially offset by a $4.1 million net increase in borrowings on the lines of credit.

SUN COMMUNITIES, INC

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2008 Annual Report, and our filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our expectations of future events.

SUN COMMUNITIES, INC

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that changes in interest rates could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We had five derivative contracts consisting of four interest rate swap agreements with a total notional amount of $95.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of June 30, 2009. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.26 percent through July 2009; the second swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012. The third swap agreement, entered into in January 2009, fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The fourth swap agreement, entered into in February 2009, fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. In April 2009, we entered into a new interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012. Each of these derivative contracts is based upon 90-day LIBOR unless noted otherwise.

Our remaining variable rate debt totals $208.8 million and $226.4 million as of June 30, 2009 and 2008, respectively, which bear interest at prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the six months ended June 30, 2009 and 2008, we believe our interest expense would have increased or decreased by approximately $1.0 million and $1.1 million, respectively, based on the $205.1 million and $218.9 million average balances outstanding under our variable rate debt facilities for the six months ended June 30, 2009 and 2008, respectively. A portion of our variable debt is floating on DMBS rates. If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

(a)

Under the supervision and with the participation of our management, including the Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 17 of the Consolidated Financial Statements contained herein.

ITEM 1A.	Risk Factors

You should review our Annual Report on Form 10-K for the year ended December 31, 2008, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations. There are no material changes to the disclosure on these matters set forth in such Form 10-K.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2009.

Recent Sales of Unregistered Securities

In March 2009, our Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd. which were immediately converted to common stock. In May 2009, a holder of Common OP Units converted 1,824 units to common stock.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

ITEM 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the second quarter ended June 30, 2009.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Promissory Note dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and Bank of America, N.A.
10.2

Guaranty Agreement dated June 29, 2009, by and among Sun Communities Operating Limited Partnership on behalf of Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, in favor of Bank of America, N.A.

10.3	Term Loan Agreement dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and Bank of America, N.A.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                                                                                                                                                                    - -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: August 7, 2009	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

                                                                                                                                                                                    - -