Form 10-Q
period 2009-09-30
SUN COMMUNITIES INC
filed 2009-11-06
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2009:  18,794,736

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
 (In thousands, except per share amounts)

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Investment property, net	$1,072,850	$1,099,020
Cash and cash equivalents	5,079	6,162
Inventory of manufactured homes	3,683	3,342
Investment in affiliates	2,428	3,772
Notes and other receivables	69,781	57,481
Other assets	35,384	37,152
Assets of discontinued operations	-	70
TOTAL ASSETS	$1,189,205	$1,206,999

LIABILITIES
Debt	$1,155,646	$1,139,152
Lines of credit	88,883	90,419
Other liabilities	40,133	37,240
Liabilities of discontinued operations	-	70
TOTAL LIABILITIES	1,284,662	1,266,881

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (September 30, 2009 and December 31, 2008, 20,597 and 20,313 shares issued respectively)	206	203
Additional paid-in capital	463,608	459,847
Officer's notes	(5,163)	(8,334)
Accumulated other comprehensive loss	(2,108)	(2,851)
Distributions in excess of accumulated earnings	(483,666)	(445,147)
Treasury stock, at cost (September 30, 2009 and December 31, 2008, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(90,723)	(59,882)
Noncontrolling interest	(4,734)	-
TOTAL STOCKHOLDERS’ DEFICIT	(95,457)	(59,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,189,205	$1,206,999

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Income from real property	$48,597	$47,788	$148,093	$145,792
Revenue from home sales	8,433	7,933	24,112	24,204
Rental home revenue	5,062	5,186	15,449	15,318
Ancillary revenues, net	4	35	261	349
Interest	1,554	1,129	4,194	2,741
Other income (loss)	(258)	(816)	(161)	2,884
Total revenues	63,392	61,255	191,948	191,288

COSTS AND EXPENSES
Property operating and maintenance	13,249	12,469	38,641	36,857
Real estate taxes	3,848	3,844	12,150	12,183
Cost of home sales	6,046	6,073	17,313	18,893
Rental home operating and maintenance	3,864	4,135	12,423	11,566
General and administrative - real property	3,687	3,691	12,753	12,546
General and administrative - home sales and rentals	1,890	1,676	5,532	5,003
Georgia flood damage	800	-	800	-
Depreciation and amortization	15,841	16,025	47,960	48,097
Interest	15,109	15,361	44,093	45,311
Interest on mandatorily redeemable debt	839	847	2,509	2,535
Total expenses	65,173	64,121	194,174	192,991

Loss before income taxes and equity loss from affiliates	(1,781)	(2,866)	(2,226)	(1,703)
Provision for state income tax	(103)	(141)	(382)	(34)
Equity loss from affiliates	(854)	(1,486)	(1,344)	(14,036)
Loss from continuing operations	(2,738)	(4,493)	(3,952)	(15,773)
Income (loss) from discontinued operations	177	(274)	(155)	(785)
Net loss	(2,561)	(4,767)	(4,107)	(16,558)
Less: income (loss) attributable to noncontrolling interest	(526)	726	(690)	(602)
Net loss attributable to Sun Communities, Inc.	$(2,035)	$(5,493)	$(3,417)	$(15,956)

Weighted average common shares outstanding:
Basic	18,513	18,213	18,437	18,151
Diluted	18,513	18,213	18,437	18,151

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.28)	$(0.18)	$(0.84)
Discontinued operations	0.01	(0.02)	(0.01)	(0.04)
Basic and diluted loss per share	$(0.11)	$(0.30)	$(0.19)	$(0.88)

Cash dividends per common share:	$0.63	$0.63	$1.89	$1.89

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
 (In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(2,193)	$(5,190)	$(3,278)	$(15,200)
Income (loss) from discontinued operations, net of state income taxes	158	(303)	(139)	(756)
Loss attributable to Sun Communities, Inc.	$(2,035)	$(5,493)	$(3,417)	$(15,956)

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE PERIODS ENDED SEPTEMBER 30, 2009 AND 2008
 (In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(2,561)	$(4,767)	$(4,107)	$(16,558)
Unrealized gain (loss) on interest rate swaps	(494)	4	832	(64)
Total comprehensive loss	(3,055)	(4,763)	(3,275)	(16,622)
Less: Comprehensive income (loss) attributable to the noncontrolling interest	(324)	733	(347)	(604)
Comprehensive loss attributable to Sun Communities, Inc.	$(2,731)	$(5,496)	$(2,928)	$(16,018)

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non-controlling Interest	Total Stock-holders' Deficit
Balance as of December 31, 2008	$203	$459,847	$(8,334)	$(2,851)	$(445,147)	$(63,600)	$(59,882)	$-	$(59,882)
Issuance of common stock, net	3	1,506	-	-	-	-	1,509	-	1,509
Stock-based compensation - amortization and forfeitures	-	2,255	-	-	14	-	2,269	-	2,269
Net loss	-	-	-	-	(3,417)	-	(3,417)	(690)	(4,107)
Unrealized gain on interest rate swaps	-	-	-	743	-	-	743	89	832
Repayment of officer's notes	-	-	3,171	-	-	-	3,171	-	3,171
Cash distributions declared of $1.89 per share	-	-	-	-	(35,116)	-	(35,116)	(4,133)	(39,249)
Balance as of September 30, 2009	$206	$463,608	$(5,163)	$(2,108)	$(483,666)	$(63,600)	$(90,723)	$(4,734)	$(95,457)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
 (In thousands)
(Unaudited)

	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,107)	$(16,558)
Less: Loss from discontinued operations, net of tax	(155)	(785)
Loss from continuing operations	(3,952)	(15,773)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Gain from land dispositions	(90)	(3,336)
Gain on disposal of other assets and depreciated homes, net	(3,643)	(2,502)
Gain on valuation of derivative instruments	(5)	(2)
Stock compensation expense	2,335	1,696
Depreciation and amortization	51,342	51,137
Amortization of deferred financing costs	1,228	1,145
Equity loss from affiliates	1,344	14,036
Change in notes receivables from financed sales of inventory homes, net of repayments	(2,554)	(3,226)
Change in inventory, other assets and other receivables, net	(3,746)	(6,445)
Change in accounts payable and other liabilities	3,119	4,010
Net cash provided by operating activities of continuing operations	45,378	40,740
Net cash used for operating activities of discontinued operations	(438)	(351)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,940	40,389

INVESTING ACTIVITIES:
Investment in properties	(30,321)	(32,316)
Investment in affiliate	-	(500)
Proceeds related to dispositions of land	172	6,508
Proceeds related to disposition of other assets and depreciated homes, net	455	342
Payment of notes receivable and officer's notes, net	6,930	1,692
NET CASH USED FOR INVESTING ACTIVITIES	(22,764)	(24,274)

FINANCING ACTIVITIES:
Issuance (redemption) of common stock and OP units, net	1,509	(459)
Borrowings on lines of credit	106,197	88,785
Payments on lines of credit	(107,733)	(102,612)
Proceeds from issuance of notes payable and other debt	40,231	52,549
Payments on notes payable and other debt	(23,737)	(13,538)
Payments for deferred financing costs	(477)	(338)
Distributions to stockholders and OP unit holders	(39,249)	(39,093)
NET CASH USED FOR FINANCING ACTIVITIES	(23,259)	(14,706)
		-
Net increase (decrease) in cash and cash equivalents	(1,083)	1,409
Cash and cash equivalents, beginning of period	6,162	5,415
Cash and cash equivalents, end of period	$5,079	$6,824

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$39,545	$42,990
Cash paid for interest on mandatorily redeemable debt	$2,509	$2,587
Cash paid for state income taxes	$526	$249
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$832	$(64)

See accompanying Notes to Consolidated Financial Statements.

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

We completed the sale of our cable television services business during the third quarter ended September 30, 2009.  The cable television services business has been classified and presented as discontinued operations in the Consolidated Financial Statements and related notes.  See Note 2 for additional information.

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2008 Annual Report, with the exception of the impact of our adoption in the first quarter of 2009 of the following accounting standards:  Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now included within the FASB Accounting Standards Codification TM (“ASC”) Topic 810, Consolidation; and FASB Staff Position Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which is included within ASC Topic 260, Earnings Per Share. See Recent Accounting Pronouncements in Note 17 for further information on our adoption of these accounting standards.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.   Discontinued Operations

We had investments in certain land improvements and equipment that provided cable television services to certain communities within the Real Property Operations segment.  In December 2008, we determined that the cable television assets could not provide the necessary return on investment to justify the capital investment required to keep up with the technological advances in the offered product. In the fourth quarter of fiscal 2008, we announced our intention to exit the cable television service business and recorded a $4.1 million impairment charge on the cable television assets.  This impairment charge was recognized in accordance with ASC Topic 360, Plant Property and Equipment.

We completed the sale of the cable television services business during the third quarter ended September 30, 2009.  Cash proceeds from this sale were $0.3 million, resulting in a net gain on sale of $0.2 million, which is recorded in loss from discontinued operations. In accordance with ASC Topic 205, Presentation of Financial Statements, the cable television service business has been presented as a discontinued operation in the Consolidated Financial Statements for all periods presented.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Discontinued Operations, continued

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$268	$178	$623	$573
Total expenses	(91)	(452)	(778)	(1,358)
Income (loss) from discontinued operations	177	(274)	(155)	(785)
Less: Income (loss) attributable to noncontrolling interest	19	29	(16)	(29)
Income (loss) from discontinued operations attributable to Sun Communities, Inc. common stockholders	$158	$(303)	$(139)	$(756)

	September 30, 2009	December 31, 2008
ASSETS
Accounts receivable, net	$-	$16
Other assets	-	54
Total assets	$-	$70
LIABILITIES
Accounts payable	$-	$16
Deferred income	-	38
Other liabilities	-	16
Total liabilities	$-	$70

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	September 30, 2009	December 31, 2008
Land	$116,266	$116,292
Land improvements and buildings	1,184,893	1,177,362
Rental homes and improvements	199,677	194,649
Furniture, fixtures, and equipment	34,523	34,050
Land held for future development	26,986	26,986
Investment property	1,562,345	1,549,339
Less: Accumulated depreciation	(489,495)	(450,319)
Investment property, net	$1,072,850	$1,099,020

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

On September 21, 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia.  We are still in the preliminary stages of assessing the damage to our property.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We have recorded a charge of $0.8 million associated with the flooding.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Secured Borrowing and Collateralized Receivables

We have completed various transactions involving our installment notes since the third quarter of fiscal 2008. We have received a total of $49.2 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.  The recourse provisions are considered to be a form of continuing involvement, and we have recorded these transactions as a transfer of financial assets in accordance with ASC Topic 860, Transfers and Servicing.

In the event of note default, and subsequent repossession of a manufactured home, the terms of the agreement require us to repurchase the manufactured home. Default is defined as the failure to repay the installment note according to contractual terms. The repurchase price is calculated as a percentage of the outstanding principal balance of the installment note, plus any outstanding late fees, accrued interest, legal fees and escrow advances associated with the installment note.  The percentage used to determine the repurchase price of the outstanding principal balance on the installment note is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The net balance of the collateralized receivables was $44.9 million and $26.1 million as of September 30, 2009 and December 31, 2008, respectively.  The collateralized receivables are presented net of allowance for losses of $0.1 million as of September 30, 2009 and December 31, 2008.  The outstanding balance on the secured borrowing was $45.0 million and $26.2 million as of September 30, 2009 and December 31, 2008, respectively.

The balances of the collateralized receivables and secured borrowings fluctuate.  The balances increase as additional installment notes are transferred and exchanged for cash proceeds.  The balances are reduced as the related installment notes are collected from the customers, or as the underlying collateral is repurchased.  The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

Beginning balance as of December 31, 2008	$26,211
Financed sales of manufactured homes	21,690
Principal payments and payoffs from our customers	(1,439)
Repurchases	(1,406)
Total activity	18,845
Ending balance as of September 30, 2009	$45,056

The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at the same interest rates.  The amount of interest income and expense recognized was $1.2 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively.   The amount of interest income and expense recognized was $2.8 million and $0.7 million for the nine months ended September 30, 2009 and 2008, respectively.

For federal tax purposes, we treat these transfers of collateralized receivables as sales of financial assets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2009	December 31, 2008
Installment notes receivable on manufactured homes, net	$16,407	$21,232
Collateralized receivables, net (see Note 4)	44,913	26,159
Other receivables, net	8,461	10,090
Total notes and other receivables, net	$69,781	$57,481

Installment Notes Receivable on Manufactured Homes

The installment notes of $16.4 million and $21.2 million as of September 30, 2009 and December 31, 2008, respectively, are collateralized by manufactured homes. The installment notes are presented net of allowance for losses of $0.1 million as of September 30, 2009 and December 31, 2008. The installment notes represent financing provided by us to purchasers of manufactured homes generally located in our communities.  The installment notes receivable have interest payable monthly at a net weighted average interest rate and a maturity of 7.8 percent and 12.8 years and 7.6 percent and 13.8 years at September 30, 2009 and December 31, 2008, respectively.

Collateralized Receivables

We have completed various transactions involving our installment notes since the third quarter of fiscal 2008. We have received a total of $49.2 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. These transactions were recorded as a transfer of financial assets. The transferred assets have been classified as collateralized receivables with a net balance of $44.9 million and $26.1 million as of September 30, 2009 and December 31, 2008, respectively.  The collateralized receivables are presented net of allowance for losses of $0.1 million as of September 30, 2009 and December 31, 2008.  The collateralized receivables have interest payable monthly at a weighted average interest rate and maturity of 10.8 percent and 13.8 years and 10.1 percent and 14.0 years, as of September 30, 2009 and December 31, 2008, respectively.  See Note 4 for additional information.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivables, and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve that estimates our unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was $0.2 million as of September 30, 2009 and December 31, 2008.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables, continued

Other Receivables

Other receivables were comprised of amounts due from residents of $1.6 million (net of allowance of $0.2 million), home sale proceeds of $3.4 million, an employee loan of $0.5 million, insurance receivables of $0.4 million, and rebates and other receivables of $2.6 million as of September 30, 2009.  Other receivables were comprised of amounts due from residents of $1.6 million (net of allowance of $0.3 million), home sale proceeds of $3.7 million, an employee loan of $0.5 million, insurance receivables of $0.3 million, and rebates and other receivables of $4.0 million as of December 31, 2008.

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively.  The following table sets forth certain information regarding officer’s notes as of September 30, 2009 and December 31, 2008 (in thousands except for shares and units):

	September 30, 2009			December 31, 2008
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$597	36,711	-	$963	59,263	-
Secured - $6.6 million	3,031	81,515	58,643	4,894	131,591	94,669
Secured - $1.0 million	469	43,397	-	757	70,057	-
Subtotal secured notes	4,097	161,623	58,643	6,614	260,911	94,669

Unsecured - $1.0 million	469	-	-	757	-	-
Unsecured - $1.3 million	597	-	-	963	-	-
Subtotal unsecured notes	1,066	-	-	1,720	-	-
Total promissory notes	$5,163	161,623	58,643	$8,334	260,911	94,669

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes.  The value of secured shares and secured OP Units total approximately $4.7 million based on the closing price of our shares on the New York Stock Exchange of $21.52 as of September 30, 2009. The unsecured notes are fully recourse to the officer.

Total interest received was $0.1 million for the three months ended September 30, 2009 and 2008. Total interest received was $0.2 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively.

The reduction in the aggregate principal balance of these notes was $3.2 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively. The notes are due in two remaining installments on December 31, 2009 and 2010.

6.	Investment in Affiliates

In October 2003, we purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). We own approximately 19 percent of Origen as of September 30, 2009, and our investment is accounted for using the equity method of accounting.  As of September 30, 2009, our investment in Origen had a market value of approximately $8.0 million based on a quoted market closing price of $1.60 per share from the “Pink Sheet Electronic OTC Trading System”.

We recorded our estimated equity allocation of the reported losses from Origen of $0.8 million and $1.2 million for the three and nine months ended September 30, 2009, respectively.   We recorded equity losses from Origen of $1.5 million and $14.1 million for the three and nine months ended September 30, 2008, respectively.  These equity losses included other than temporary impairment charges of $1.3 million and $8.1 million for the three and nine months ended September 30, 2008, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Investment in Affiliates, continued

Summarized consolidated financial information of Origen at September 30, 2009 and 2008 is presented below before elimination of inter-company transactions (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$19,791	$23,469	$62,538	$69,199
Less:
Expenses	24,119	32,517	68,810	88,765
Loss on sale of loans	-	-	-	22,377
Loss from continuing operations	(4,328)	(9,048)	(6,272)	(41,943)
Income from discontinued operations	-	7,875	-	11,004
Net loss	$(4,328)	$(1,173)	$(6,272)	$(30,939)

In August 2008, we entered into an agreement with four unrelated companies (“Members”) to form a new limited liability company, Origen Financial Services, LLC (the “LLC”).  We contributed cash of $0.5 million toward the formation of the limited liability company.  The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members thereby eliminating the need for us to become licensed to originate loans in each of the 18 states in which we do business.  We own 25.0 percent of the LLC as of September 30, 2009, and the investment is accounted for using the equity method of accounting.  We recorded an insignificant amount of income (loss) associated with our equity allocation of the LLC’s financial results for the three months ended September 30, 2009 and 2008, respectively.  We recorded losses of $0.1 million associated with our equity allocation of the LLC’s financial results for the nine months ended September 30, 2009.Our equity allocation of the LLC’s financial results was insignificant for the nine months ended September 30, 2008.

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	September 30, 2009	December 31, 2008
Collateralized term loans - CMBS, due July 1, 2011-2016 interest at 4.9-5.3% as of September 30, 2009 and December 31, 2008.	$473,254	$478,907
Collateralized term loans - FNMA, due May 1, 2014 and January 1, 2015, interest at 3.2 – 5.2% and 4.5 - 5.2% as of September 30, 2009 and December 31, 2008, respectively.	374,562	377,651
Preferred OP Units, redeemable at various dates from December 1, 2009 through January 5, 2014, average interest at 6.8% as of September 30, 2009 and December 31, 2008.	48,947	49,447
Secured borrowing, maturing at various dates from April 30, 2010 through November 24, 2031, average interest at 10.8% and 10.1% as of September 30, 2009 and December 31, 2008, respectively (see Note 4).	45,056	26,211
Mortgage notes, other, maturing at various dates from April 1, 2012 through May 1, 2017, average interest at 5.3% and 5.4% as of September 30, 2009 and December 31, 2008, respectively.	213,827	206,936
Total debt	$1,155,646	$1,139,152

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

Collateralized Term Loans

The collateralized term loans totaling $473.3 million as of September 30, 2009, are secured by 87 properties comprising of 31,211 sites representing approximately $543.4 million of net book value.

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

Mortgage Notes

The mortgage notes totaling $213.8 million as of September 30, 2009, are collateralized by 19 communities comprising of 6,387 sites representing approximately $184.4 million of net book value.

During June 2009, we completed a financing of $18.5 million with Bank of America. The loan has a three year term. The interest rate is 400 basis points over LIBOR, with a minimum rate of 5.0 percent (effective rate 5.0 percent at September 30, 2009). Proceeds of $11.2 million were used to repay mortgage notes that matured in June 2009. The remaining proceeds were used to pay down our unsecured line of credit.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of September 30, 2009 and December 31, 2008 was $84.3 million and $85.8 million, respectively. In addition, $3.3 million of availability was used to back standby letters of credit as of September 30, 2009 and December 31, 2008. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month.  The weighted average interest rate on the outstanding borrowings was 1.9 percent as of September 30, 2009.  The borrowings under the line of credit mature October 1, 2011, assuming the election of a one year extension that is available at our discretion. As of September 30, 2009 and December 31, 2008, $27.4 million and $25.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility has a committed term of one year; thereafter, advances are discretionary and terms are subject to change. The interest rate is 100 basis points over the greater of prime or 6.0 percent (effective rate 7.0 percent at September 30, 2009).  The outstanding balance as of September 30, 2009 was $4.6 million.

Our previous $40.0 million floor plan facility matured on March 1, 2009.  As of December 31, 2008, the outstanding balance on the floor plan was $4.6 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

As of September 30, 2009, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Remainder of 2009	2010	2011	2012	2013	After 5 years
Lines of credit	$88,883	$-	$4,583	$84,300	$-	$-	$-
Mortgage loans payable:
Maturities	988,123	-	-	103,708	31,623	26,816	825,976
Principal amortization	73,520	3,479	14,060	13,865	13,030	13,230	15,856
Preferred OP Units	48,947	470	825	-	4,300	3,345	40,007
Secured borrowing	45,056	428	1,823	2,010	2,216	2,360	36,219
Total	$1,244,529	$4,377	$21,291	$203,883	$51,169	$45,751	$918,058

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum debt service coverage, leverage, distribution and net worth requirements. As of September 30, 2009, we were in compliance with all covenants.

8.	Share-Based Compensation

At the Annual Meeting of Stockholders held on July 29, 2009, the stockholders approved the Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”).  The 2009 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The 2009 Equity Plan replaced the Sun Communities, Inc. Stock Option Plan adopted in 1993, amended and restated in 1996 and 2000. The 2009 Equity Plan terminates automatically July 29, 2019.  The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares.

The purpose of the 2009 Equity Plan was to provide certain key employees additional incentive to promote our financial success and to provide an incentive which we may use to induce able persons to enter into or remain in the employment of the Company or a Subsidiary by providing such persons an opportunity to acquire or increase his or her direct proprietary interest in the operations and future of the Company.

On July 29, 2009, we issued 80,000 shares of restricted stock to our officers under the 2009 Equity Plan. The awards vest ratably over a six year period beginning on the fourth anniversary of the grant date, and have a fair value of $14.95 per share.  The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

Additionally, on July 29, 2009, we issued 10,500 director options under our 2004 Non-Employee Director Option Plan.  The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the period indicated:

July 2009 Award
Estimated fair value per share of options granted:	$1.66
Assumptions:
Annualized dividend yield	16.90%
Common stock price volatility	32.70%
Risk-free rate of return	3.24%
Expected option terms (in years)	7.3

In September 2009, we filed a registration statement on Form S-8 with the SEC.  The Form S-8 registered the remaining 870,000 that are issuable under the 2009 Equity Plan. The Form S-8 also registered 100,000 shares of common stock that are issuable under the 2004 Non-Employee Director Option Plan.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Stockholders’ Deficit

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2009 or 2008.  There is no expiration date specified for the buyback program.

In March 2009, our Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd.  During 2009, holders of Common OP Units converted 119,806 units to common stock.

The vesting requirements for 67,598 restricted shares granted to our employees were satisfied during the nine months ended September 30, 2009.

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

We registered 1.6 million shares of common stock for sale pursuant to a sales agreement that we entered into with Brinson Patrick Securities Corporation. Sales under the agreement commenced on August 27, 2009 and 100,000 shares of common stock were sold as of September 30, 2009. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $19.98.  We received net proceeds of approximately $1.9 million during the quarter ended September 30, 2009 from the sales of these shares of common stock.  The proceeds were used to pay down our unsecured line of credit.

10.	Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Brokerage commissions	$107	$114	$380	$474
Gain on sale of land	94	33	90	3,336
Loss on disposition of assets, net	(454)	(615)	(565)	(528)
Other, net	(5)	(348)	(66)	(398)
Total other income (loss)	$(258)	$(816)	$(161)	$2,884

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Segment Reporting

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

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$48,597	$13,495	$62,092	$47,788	$13,119	$60,907
Operating expenses/Cost of sales	17,097	9,910	27,007	16,313	10,208	26,521
Net operating income/gross profit	31,500	3,585	35,085	31,475	2,911	34,386
Adjustments to arrive at net income (loss):
Other revenues	1,308	(8)	1,300	317	31	348
General and administrative	(3,687)	(1,890)	(5,577)	(3,691)	(1,676)	(5,367)
Georgia flood damage	(800)	-	(800)	-	-	-
Depreciation and amortization	(11,045)	(4,796)	(15,841)	(11,314)	(4,711)	(16,025)
Interest expense	(15,876)	(72)	(15,948)	(16,103)	(105)	(16,208)
Equity income (loss) from affiliates, net	(836)	(18)	(854)	(1,500)	14	(1,486)
Provision for state income taxes	(103)	-	(103)	(141)	-	(141)
Income (loss) from continuing operations	461	(3,199)	(2,738)	(957)	(3,536)	(4,493)
Income (loss) from discontinued operations	177	-	177	(274)	-	(274)
Net income (loss)	638	(3,199)	(2,561)	(1,231)	(3,536)	(4,767)
Less: Net income (loss) attributable to noncontrolling interest	(189)	(337)	(526)	435	291	726
Net income (loss) attributable to Sun Communities, Inc.	$827	$(2,862)	$(2,035)	$(1,666)	$(3,827)	$(5,493)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Segment Reporting, continued

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$148,093	$39,561	$187,654	$145,792	$39,522	$185,314
Operating expenses/Cost of sales	50,791	29,736	80,527	49,040	30,459	79,499
Net operating income/gross profit	97,302	9,825	107,127	96,752	9,063	105,815
Adjustments to arrive at net income (loss):
Other revenues	4,046	248	4,294	4,924	1,050	5,974
General and administrative	(12,753)	(5,532)	(18,285)	(12,546)	(5,003)	(17,549)
Georgia flood damage	(800)	-	(800)	-	-	-
Depreciation and amortization	(33,318)	(14,642)	(47,960)	(34,173)	(13,924)	(48,097)
Interest expense	(46,379)	(223)	(46,602)	(47,618)	(228)	(47,846)
Equity income (loss) from affiliates, net	(1,211)	(133)	(1,344)	(14,050)	14	(14,036)
Provision for state income taxes	(382)	-	(382)	(34)	-	(34)
Income (loss) from continuing operations	6,505	(10,457)	(3,952)	(6,745)	(9,028)	(15,773)
Loss from discontinued operations	(155)	-	(155)	(785)	-	(785)
Net income (loss)	6,350	(10,457)	(4,107)	(7,530)	(9,028)	(16,558)
Less: Net income (loss) attributable to noncontrolling interest	418	(1,108)	(690)	(274)	(328)	(602)
Net income (loss) attributable to Sun Communities, Inc.	$5,932	$(9,349)	$(3,417)	$(7,256)	$(8,700)	$(15,956)

	September 30, 2009			December 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$931,565	$141,285	$1,072,850	$954,196	$144,824	$1,099,020
Cash and cash equivalents	4,126	953	5,079	6,138	24	6,162
Inventory of manufactured homes	-	3,683	3,683	-	3,342	3,342
Investment in affiliate	2,089	339	2,428	3,300	472	3,772
Notes and other receivables	65,439	4,342	69,781	52,697	4,784	57,481
Other assets	33,216	2,168	35,384	34,744	2,408	37,152
Assets of discontinued operations	-	-	-	70	-	70
Total assets	$1,036,435	$152,770	$1,189,205	$1,051,145	$155,854	$1,206,999

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

As of September 30, 2009, we had four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2009:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.5875%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.5950%	2.1450%	2.0000%	4.1450%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.2438%	1.5700%	2.0500%	3.6200%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.6013%	11.0000%	0.0000%	N/A

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive loss in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC Topic 815		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
Interest rate swaps and cap agreement	Other assets	$305	$-	Other liabilities	$2,333	$2,865
Total derivatives designated as hedging instruments under SFAS 133		$305	$-		$2,333	$2,865

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended September 30, 2009 and 2008 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in ASC Topic 815 cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps and cap agreement	$(494)	$4	Interest expense	$-	$-	Interest expense	$(7)	$-
Total	$(494)	$4	Total	$-	$-	Total	$(7)	$-

The following table summarizes the impact of derivative instruments for the nine months ended September 30, 2009 and 2008 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in ASC Topic 815 cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008		2009	2008
Interest rate swaps and cap agreement	$832	$(64)	Interest expense	$-	$-	Interest expense	$5	$2
Total	$832	$(64)	Total	$-	$-	Total	$5	$2

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of September 30, 2009 and December 31, 2008, we had collateral deposits recorded in other assets of $3.0 million and $4.4 million, respectively.

13.	Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2009.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

We had no unrecognized tax benefits as defined by ASC Topic 740, Income Taxes, as of September 30, 2009 and 2008. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2009.

We classify certain state taxes as income taxes for financial reporting purposes in accordance with ASC Topic 740, Income Taxes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  The provision for state income taxes was approximately $0.1 million for the three months ended September 30, 2009 and 2008, respectively.  We recorded a provision for state income taxes of approximately $0.4 million and a nominal amount in the nine months ended September 30, 2009 and 2008, respectively.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.5 million, as of September 30, 2009 and December 31, 2008, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of September 30, 2009 and December 31, 2008.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2005.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the nine months ended September 30, 2009.

14.	Noncontrolling Interests in Consolidated Financial Statements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which is included within ASC Topic 810, Consolidation.  The updated guidance in ASC Topic 810 nullified the consolidation guidance in ASC Topic 974.  The updated guidance within ASC Topic 810 was effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. We applied the updated provisions of ASC Topic 810 beginning January 1, 2009. ASC Topic 810 required that losses be allocated to the noncontrolling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest.

Certain partners in our consolidated subsidiaries receive dividend distributions on a 1:1 ratio to the dividend distributions provided to common shareholders. During fiscal year 2008, these partners’ net equity position declined below zero due to accumulated distributions in excess of allocated accumulated earnings (losses).  Prior to the adoption of the updated guidance within ASC Topic 810, we would have been required to record the deficit balance to the Consolidated Statements of Operations as a charge to noncontrolling interest dividend distributions.

Additionally, the noncontrolling interests in our consolidated partnerships receive an allocation of their proportionate share of these consolidated subsidiaries’ net losses, even when the allocation results in a deficit balance, reducing the losses attributed to the controlling interest. The dividend distributions and the noncontrolling interests’ proportionate share of net losses were recorded as a deficit balance to the equity position of the noncontrolling interest in our Consolidated Balance Sheets as of September 30, 2009.

The provisions of ASC Topic 810 require that if an entity’s results are different due to the adoption of the new guidance that the entity must disclose selected pro forma financial information as if the deficit balance was recorded as a charge to our Consolidated Statements of Operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Noncontrolling Interests in Consolidated Financial Statements, continued

Our proforma results for the three and nine months ended September 30, 2009 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Loss from continuing operations	$(2,738)	$(3,952)
Income (loss) from discontinued operations	177	(155)
Net loss	(2,561)	(4,107)
Noncontrolling interest dividend distributions	(1,377)	(4,133)
Net loss attributable to Sun Communities, Inc.	$(3,938)	$(8,240)

Basic and diluted weighted average common shares outstanding	18,513	18,437

Basic and diluted loss per share	$(0.21)	$(0.45)

15.	Loss Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution.  On January 1, 2009, we adopted FSP EITF 03-6-1, which is included within ASC Topic 260, Earnings Per Share, which addressed whether instruments granted in share-based payment transactions were participating securities prior to vesting and, therefore, needed to be included in earnings allocation in computing basic earnings per share under the two-class method. Our unvested restricted shares qualified as participating securities as defined by ASC Topic 260. We adjusted our calculation of basic and diluted earnings per share (“EPS”) to conform to the updated guidance provided in ASC Topic 260, which also required retrospective application for all periods presented. The updated guidance within ASC Topic 260 did not affect per share amounts for the three and nine months ended September 30, 2009 and 2008, because we reported net losses in these periods.  Loss per share for the year may not equal the sum of the fiscal quarters’ loss per share due to changes in basic and diluted shares outstanding.

Computations of basic and diluted loss per share from continuing operations were as follows (in thousands, expect per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator
Net loss from continuing operations attributable to common stockholders	$(2,193)	$(5,190)	$(3,278)	$(15,200)

Denominator
Basic weighted average common shares outstanding	18,513	18,213	18,437	18,151
Add: dilutive securities	-	-	-	-
Diluted weighted average common shares	18,513	18,213	18,437	18,151

Basic and diluted loss per share from continuing operations available to common stockholders	$(0.12)	$(0.28)	$(0.18)	$(0.84)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Loss Per Share, continued

We excluded securities from the computation of diluted EPS because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted EPS as of September 30, 2009 and 2008 (amounts in thousands):

	September 30,
	2009	2008
Stock options	214	222
Unvested restricted stock	188	192
Common OP Units	2,178	2,287
Convertible Preferred OP Units	526	526
Total securities	3,106	3,227

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of earnings (loss) per share available to common stockholders.

16.	Fair Value of Financial Instruments

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of September 30, 2009.  The table presents the carrying values and fair values of our financial instruments as of September 30, 2009 that were measured using the valuation techniques described above. The table does not include financial instruments with maturities less than one year because the carrying values associated with these instruments approximate fair value.

	September 30, 2009
	Carrying Value	Fair Value
Financial assets
Derivative instruments	$305	$305
Installment notes on manufactured homes	16,407	16,407
Collateralized receivables	44,913	-

Financial liabilities
Derivative instruments	$2,333	$2,333
Long term debt (excluding secured borrowing)	1,110,590	1,063,319
Secured borrowing	45,056	-
Lines of credit	88,883	88,883

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of September 30, 2009.

	Total Fair Value	Level 1	Level 2	Level 3
Assets
Derivative instruments	$305	$-	$305	$-
Total assets	$305	$-	$305	$-

Liabilities
Derivative instruments	$2,333	$-	$2,333	$-
Total liabilities	$2,333	$-	$2,333	$-

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provided for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements” which is included within ASC Topic 820, Fair Value Measurements and Disclosures, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The adoption of ASC Topic 820 as it pertains to non-financial assets and liabilities did not have an impact on our results of operations or financial position as we have not elected the fair value option for any or our non-financial assets or liabilities.

In December 2007, the FASB issued Statement No. 141R (revised 2007), “Business Combinations”, which is included within ASC Topic 805, Business Combinations. The updated guidance within ASC Topic 805 significantly changed the accounting for business combinations. Under ASC Topic 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC Topic 805 changed the accounting treatment for certain specific acquisition related items and also included a substantial number of new disclosure requirements. ASC Topic 805 was effective for business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  We will apply ASC Topic 805 prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which is included within ASC Topic 810, Consolidation. The updated guidance within ASC Topic 810 established new standards that govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, the updates to ASC Topic 810 required that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the Consolidated Financial Statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. The updates to ASC Topic 810 were effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. The adoption of the updated guidance within ASC Topic 810 impacted the presentation of noncontrolling interest in our Consolidated Financial Statements and related notes.  See Note 14 for additional information regarding the impact of adopting the updated guidance within ASC Topic 810 on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is included within ASC Topic 815, Derivatives and Hedging. The updated guidance within ASC Topic 815 provided for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement was effective for fiscal years and interim periods beginning after November 15, 2008. Because the updated guidance within ASC Topic 815 impacted the disclosure requirements, and not the accounting treatment for derivative instruments and related hedged items, the adoption of the updated guidance did not impact our results of operations or financial condition.  See Note 12 for disclosures regarding our derivative instruments and hedging activities.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which is included within ASC Topic 350, Intangibles – Goodwill and Other.  The updated guidance within ASC Topic 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The updated guidance in ASC Topic 350 is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset. The updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is applied prospectively to intangible assets acquired after the effective date. We will apply the updated guidance within ASC Topic 350 prospectively to material intangible assets for which the acquisition date is on or after January 1, 2009.  Disclosure requirements are applied prospectively to all material intangible assets recognized as of, and subsequent to, the effective date.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Recent Accounting Pronouncements, continued

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which is included in ASC Topic 470, Debt, which required issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs were also allocated between the debt and equity components. The updated guidance within ASC Topic 470 required that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The updated guidance within ASC Topic 470 was effective fiscal years and interim periods beginning after December 15, 2008, and applies retrospectively to all prior periods.   The adoption the updated guidance within ASC Topic 470 did not have an impact on our results of operations or financial condition because the conversion feature associated with our convertible debt instrument does not provide for any cash settlement.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which is included within ASC Topic 260, EPS. The updated guidance within ASC Topic 260 clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS under the two-class method. The updated guidance within ASC Topic 260 was effective for fiscal years beginning after December 15, 2008 and required that all presented prior-period EPS data to be adjusted retrospectively. The adoption of the updated guidance within ASC Topic 260 did not have a significant impact on our results of operations or financial condition, but resulted in a change to the calculation of basic and diluted EPS.  See Note 15 for additional information regarding the impact of adopting the updated guidance within ASC Topic 260 on the calculation of EPS.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations”, which is included in ASC Topic 323, Investments – Equity Method and Joint Ventures. The updated guidance within ASC Topic 323 addressed how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. The updated guidance within ASC Topic 323 was effective for fiscal years and interim periods beginning after December 15, 2008 and is applied prospectively. Earlier application was prohibited. The adoption of the updated guidance within ASC Topic 323 did not have any impact on our results of operations or financial condition.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46R-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities: An Amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which is included in ASC Topic 860, Transfers and Servicing. The updated guidance in ASC Topic 860 required public entities to provide additional disclosures about transfers of financial assets. It also required public enterprises to provide additional disclosures about their involvement with variable interest entities (“VIEs”). Additionally, it required certain disclosures to be provided by a public enterprise that is a sponsor that has a variable interest in a VIE and an enterprise that holds a significant variable interest in a qualified special-purpose entity (“QSPE”) but was not the transferor of financial assets to the QSPE. The disclosures were intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and enterprise’s involvement with VIEs. The updated guidance within ASC Topic 860 was effective for the first reporting period ending after December 15, 2008. Because the updated guidance within ASC Topic 860 impacted the disclosure (and not the accounting treatment) for transferred financial assets and consolidation of VIES, the adoption of this updated guidance did not have an impact on our results of operations or financial condition.  See Note 4 for disclosures regarding our transfer of financial assets and related secured borrowing obligation.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is included in ASC Topic 825, Financial Instruments.  The updated guidance with ASC Topic 825 related to fair value disclosures for any financial instruments that were not currently reflected on the balance sheet at fair value. Prior to the issuance of the updated guidance, fair values for these assets and liabilities were only disclosed once a year. The updated guidance within ASC Topic 825 required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The updated guidance within ASC Topic 825 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because the updated guidance impacted the disclosure requirements, and not the accounting treatment for the fair value of financial instruments, the adoption of updated guidance within ASC Topic 825 did not impact our results of operations or financial condition.  See Note 16 for disclosures regarding the fair value of financial instruments.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Recent Accounting Pronouncements, continued

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 19 for disclosures regarding our subsequent events.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, which is included within ASC Topic 105, Generally Accepted Accounting Principles. ASC Topic 105 modified the hierarchy to include only two levels of GAAP: authoritative and non-authoritative. All of the content included in the FASB Accounting Standards Codification TM will be considered authoritative. ASC Topic 105 is not intended to amend GAAP but codifies previous accounting literature. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  ASC Topic 105 became effective for our third quarter 2009 Consolidated Financial Statements and we have changed the referencing of authoritative accounting literature to conform to the Codification.

Accounting Standards to be Adopted

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”), which is pending inclusion in the Codification.  SFAS 166 removes the concept of a QSPE and eliminates the exception for QSPEs from consolidation guidance.  In addition, SFAS 166 establishes specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s).  SFAS 166 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the potential impact, if any, of the adoption of SFAS 166 on our results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which is pending inclusion in the Codification. This Statement amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. Under SFAS 167, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. SFAS 167 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009.   We are currently evaluating the potential impact, if any, of the adoption of SFAS 167 on our results of operations or financial condition.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.	Subsequent Events

We have evaluated our financial statements through the date the financial statements were issued, November 6, 2009, for subsequent events.

▪
On October 23, 2009, aggregate dividends, distributions and dividend equivalents of $13.1 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on October 13, 2009.

▪
On October 30, 2009, we completed a transaction of $5.0 million involving our installment notes.  This transaction was recorded as a transfer of financial assets, and the cash proceeds related to this transaction were recorded as a secured borrowing.  See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As September 30, 2009, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of September 30, 2009, the Properties contained an aggregate of 47,587 developed sites comprised of 42,301 developed manufactured home sites and 5,286 recreational vehicle sites and an additional 5,583 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes (“MHs”) and recreational vehicles (“RVs”) to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2008 Annual Report.

Recent Accounting Pronouncements

We adopted several new accounting standards in the year beginning January 1, 2009. The adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is now included within the FASB Accounting Standards Codification TM (“ASC”) Topic 810, Consolidation, impacted our results of operations and financial condition.  This updated guidance resulted in the presentation of noncontrolling interest, previously referred to as minority interest, be reported as a separate component of equity in our Consolidated Financial Statements, and that losses be allocated to the noncontrolling interest even if the allocation resulted in a deficit balance.  See Note 14 in the Notes to Consolidated Financial Information for additional information regarding the impact of adopting this guidance on our results of operations and financial position.

SUN COMMUNITIES, INC.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with accounting principles generally accepted in the United States (GAAP), we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues minus property operating expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income (loss) attributable to Sun Communities, Inc. is included in “Results of Operations” below.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of net loss attributable to Sun Communities, Inc. to FFO are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Nine Months ended September 30, 2009 and 2008”.

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

SUN COMMUNITIES, INC.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of particular properties is a comparison of Same Site communities.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.  The following tables reflect certain financial and other information for particular properties owned and operated for the same period in both years as of and  for the three months ended September 30, 2009 and 2008:

	Three Months Ended
	September 30,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from Real Property	$45,915	$45,221	$694	1.5%
Property operating expenses:
Payroll and benefits	4,302	3,824	478	12.5%
Legal, taxes, & insurance	706	693	13	1.9%
Utilities	2,641	2,472	169	6.8%
Supplies and repair	2,100	2,121	(21)	-1.0%
Other	818	792	26	3.3%
Real estate taxes	3,848	3,844	4	0.1%
Property operating expenses	14,415	13,746	669	4.9%
Real Property NOI	$31,500	$31,475	$25	0.1%

	As of September 30,
Other Information	2009	2008	Change
Number of properties	136	136	-
Developed sites	47,587	47,608	(21)
Occupied sites (1)	37,954	37,846	108
Occupancy % (2)	82.3%	82.2%	0.1%
Average monthly rent per site (2)	$402	$390	$12
Sites available for development	5,583	6,074	(491)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

NOI remained stable due to increased revenue of $0.7 million, offset by increased expenses of $0.7 million.   Income from real property consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Revenue from our manufactured home and recreational vehicle portfolio increased by $0.8 million due to an average rental rate increase of 2.9 percent, and an increase in the number of occupied home sites.  Our miscellaneous other property revenues decreased by $0.1 million due to a decrease in cable television revenue sharing agreements which expired in 2008.

The growth in property operating expenses of $0.7 million was due to two main factors.  Payroll and benefits increased by $0.5 million due to increased health insurance costs. Utility costs, primarily related to water, electricity charges, and rubbish removal, increased $0.2 million due to increased rates on these services.  Other property operating expenses related to supplies, repairs, legal fees, real estate taxes, property and casualty insurance, and administrative costs (such as postage and advertising) remained relatively flat.

As indicated above, the Same Site data is an analytical measure used by management to determine the performance and growth of our communities on a year over year basis. In order to evaluate the growth of the Same Site portfolio, management has classified certain items differently than our GAAP statements.  There are two primary reclassification differences between our GAAP statements and our Same Site portfolio.  The first is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents.   We reclassify these amounts to reflect the utility expenses associated with our Same Site portfolio, net of recovery.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS
We acquire pre-owned and repossessed manufactured homes that are generally within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.  The programs we have established for our customers to lease or buy new and pre-owned homes have helped to stabilize portfolio occupancy.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2009 and 2008 (in thousands, except for certain items marked with *):

	Three Months Ended
	September 30,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$5,062	$5,186	$(124)	-2.4%
Site rent from Rental Program (1)	6,738	6,150	588	9.6%
Rental Program revenue	11,800	11,336	464	4.1%
Expenses
Payroll and commissions	556	524	32	6.1%
Repairs and refurbishment	1,761	2,011	(250)	-12.4%
Taxes and insurance	777	701	76	10.8%
Marketing and other	770	899	(129)	-14.3%
Rental Program operating and maintenance	3,864	4,135	(271)	-6.6%
Rental Program NOI	$7,936	$7,201	$735	10.2%

Other Information
Number of occupied rentals, end of period*	5,749	5,449	300	5.5%
Investment in occupied rental homes	$180,118	$166,735	$13,383	8.0%
Number of sold rental homes*	185	151	34	22.5%
Weighted average monthly rental rate*	$726	$733	$(7)	-1.0%

(1)  The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

NOI increased $0.7 million from $7.2 million to $7.9 million, or 10.2 percent due to increased revenues of approximately $0.5 million, while expenses decreased by approximately $0.2 million.  Revenues increased primarily due to an increase in the number of occupied rental homes in the Rental Program as indicated in the table above.  Repair and refurbishment costs decreased by $0.2 million due to a decrease in the number of moveouts in the Rental Program. Marketing and other costs decreased by $0.1 million primarily due to a decrease in bad debt expense. These cost savings were slightly offset by increased taxes and insurance expenses of $0.1 million as these costs generally increase as the number of homes in the Rental Program increase.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2009 and 2008 (in thousands, except for statistical information):

	Three Months Ended
	September 30,
Financial Information	2009	2008	Change	% Change
New home sales	$1,525	$2,075	$(550)	-26.5%
Pre-owned home sales	6,908	5,858	1,050	17.9%
Revenue from homes sales	8,433	7,933	500	6.3%

New home cost of sales	1,265	1,894	(629)	-33.2%
Pre-owned home cost of sales	4,781	4,179	602	14.4%
Cost of home sales	6,046	6,073	(27)	-0.4%

NOI / Gross profit	$2,387	$1,860	$527	28.3%

Gross profit – new homes	260	181	79	43.6%
Gross margin % – new homes	17.0%	8.7%		8.3%

Gross profit – pre-owned homes	2,127	1,679	448	26.7%
Gross margin % – pre-owned homes	30.8%	28.7%		2.1%

Statistical Information
Home sales volume:
New home sales	21	30	(9)	-30.0%
Pre-owned home sales	272	221	51	23.1%
Total homes sold	293	251	42	16.7%

Gross profit from home sales increased by $0.5 million, or 28.3 percent, due to improved profit margins and an increase in the number of total homes sold. Gross profit increased by $0.1 million from new home sales and $0.4 million from pre-owned home sales.

The gross profit margin on new home sales increased 8.3 percent from 8.7 percent to 17.0 percent.   Although the volume of new home sales decreased by 30.0 percent, the combination of higher average sale prices and lower average costs resulted in $0.1 million of increased overall gross profit.

The gross profit margin on pre-owned home sales increased 2.1 percent from 28.7 percent to 30.8 percent.  Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The cost basis of a rental home is depreciated, therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the Rental Program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales, therefore, the principal contributor to the increase in gross profit on pre-owned home sales.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net.  Other revenues increased by $1.0 million, from $0.3 million to $1.3 million, or 333.3 percent.  This increase was due to increased interest income of $0.5 million, reduced fees of $0.3 million associated with the transfer of our installment receivables servicing contract to a new service provider in the prior year, along with reduced losses of $0.2 associated with asset dispositions that occurred in the prior year.  The increase in interest income was primarily due to the additional installment notes recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets.  The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

General and administrative costs increased by $0.2 million, from $5.4 million to $5.6 million, or 3.7 percent due to increased salary and other compensation costs of $0.3 million, partially offset by a decrease in legal and other expenses of $0.1 million.

Georgia flood damage charges were recorded during the period.  On September 21, 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville.  We are still in the preliminary stages of assessing the damage to our property.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We have recorded a charge of $0.8 million associated with the flooding.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

Depreciation and amortization costs decreased by $0.2 million, from $16.0 million to $15.8 million, or 1.3 percent primarily due to the reduction of amortization expenses associated with promotional costs and other depreciation.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $0.3 million, from $16.2 million to $15.9 million, or 1.9 percent due to a reduction in expense of $0.7 million mostly related to lower interest rates charged on variable rate debt, partially offset by an increase in expense of $0.4 million associated with our secured borrowing arrangements.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.   See Note 4 – Secured Borrowing and Collateralized Receivables in our Notes to Consolidated Financial Statements included herein for additional information.

Equity loss from affiliates decreased by $0.6 million, from a loss of $1.5 million to a loss of $0.9 million. We recorded an other than temporary impairment charge of $1.3 million for our affiliate, Origen, in the third quarter of 2008.

SUN COMMUNITIES, INC.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Revenues	$62,092	$60,907
Operating expenses/Cost of sales	27,007	26,521
NOI/gross profit	35,085	34,386
Adjustments to arrive at net loss:
Other revenues	1,300	348
General and administrative	(5,577)	(5,367)
Georgia flood damage	(800)	-
Depreciation and amortization	(15,841)	(16,025)
Interest expense	(15,948)	(16,208)
Equity loss from affiliates	(854)	(1,486)
Provision for state income taxes	(103)	(141)
Loss from continuing operations	(2,738)	(4,493)
Income (loss) from discontinued operations	177	(274)
Net loss	(2,561)	(4,767)
Less: Net income (loss) attributable to noncontrolling interest	(526)	726
Net loss attributable to Sun Communities, Inc.	$(2,035)	$(5,493)

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of particular properties is a comparison of Same Site communities.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.  The following tables reflect certain financial and other information for particular properties owned and operated for the same period in both years as of and for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from Real Property	$140,405	$138,488	$1,917	1.4%
Property operating expenses:
Payroll and benefits	11,757	11,264	493	4.4%
Legal, taxes, & insurance	2,370	2,154	216	10.0%
Utilities	9,150	8,679	471	5.4%
Supplies and repair	5,351	5,319	32	0.6%
Other	2,325	2,137	188	8.8%
Real estate taxes	12,150	12,183	(33)	-0.3%
Property operating expenses	43,103	41,736	1,367	3.3%
Real Property NOI	$97,302	$96,752	$550	0.6%

	As of September 30,
Other Information	2009	2008	Change
Number of properties	136	136	-
Developed sites	47,587	47,608	(21)
Occupied sites (1)	37,954	37,846	108
Occupancy % (2)	82.3%	82.2%	0.1%
Average monthly rent per site (2)	$402	$390	$12
Sites available for development	5,583	6,074	(491)

(1)	Occupied sites include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Occupancy % and average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

NOI increased by $0.6 million from $96.7 million to $97.3 million, or 0.6 percent due to increased revenue of $1.9 million, partially offset by increased expenses of $1.3 million.  Income from real property consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Revenue from our manufactured home and recreational vehicle portfolio increased by $2.3 million due to an average rental rate increase of 3.0 percent and an increase in the number of occupied home sites.  Our miscellaneous other property revenues decreased by $0.4 million primarily due to a decrease in revenue from cable television revenue sharing agreements which expired in 2008.

The growth in real property operating expenses of $1.3 million was due to several factors. Payroll and benefits increased by $0.5 million primarily due to increased health insurance costs.  Property and casualty insurance increased by $0.2 million due to an increase in reserves for current claims.  Utility costs, primarily related to water, electricity charges, and rubbish removal, increased $0.5 million due to increased rates on these services.    Other expenses related to administrative costs, such as advertising and office expenses, increased by approximately $0.1 million. Other property operating expenses related to supplies, repairs, and real estate taxes remained relatively flat.

As indicated above, the Same Site data is an analytical measure used by management to determine the performance and growth of our communities on a year over year basis. In order to evaluate the growth of the Same Site portfolio, management has classified certain items differently than our GAAP statements.  There are two primary reclassification differences between our GAAP statements and our Same Site portfolio.  The first is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents.   We reclassify these amounts to reflect the utility expenses associated with our Same Site portfolio, net of recovery.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS
We acquire pre-owned and repossessed manufactured homes that are generally within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.  The programs we have established for our customers to lease or buy new and pre-owned homes have helped to stabilize portfolio occupancy.

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2009 and 2008 (in thousands, except for certain items marked with *):

	Nine Months Ended
	September 30,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$15,449	$15,318	$131	0.9%
Site rent from Rental Program (1)	19,861	18,278	1,583	8.7%
Rental Program revenue	35,310	33,596	1,714	5.1%
Expenses
Payroll and commissions	1,935	1,601	334	20.9%
Repairs and refurbishment	5,729	5,380	349	6.5%
Taxes and insurance	2,323	2,094	229	10.9%
Marketing and other	2,436	2,491	(55)	-2.2%
Rental Program operating and maintenance	12,423	11,566	857	7.4%
Rental Program NOI	$22,887	$22,030	$857	3.9%

Other Information
Number of occupied rentals, end of period*	5,749	5,449	300	5.5%
Investment in occupied rental homes	$180,118	$166,735	$13,383	8.0%
Number of sold rental homes*	531	443	88	19.9%
Weighted average monthly rental rate*	$726	$733	$(7)	-1.0%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Net operating income from the Rental Program increased $0.9 million from $22.0 million to $22.9 million, or 3.9 percent due to increased revenues of $1.7 million, offset by increased expenses of $0.8 million. Revenues increased $1.7 million due to the increased number of residents participating in the Rental Program as indicated in the table above.

The growth in operating and maintenance expenses of $0.8 million was due to several factors.  Commissions increased by $0.3 million due to an increase in the number of new and renewed leases on which commissions were paid.  Total repair and refurbishment costs increased by $0.3 million due to an increase in the number of homes and moveouts in the Rental Program. Taxes and insurance expenses increased by $0.2 million as these costs generally increase as the number of homes in the Rental Program increase. Marketing and other costs decreased slightly due to reductions in bad debt expense offset by increased advertising expenses.

.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2009 and 2008 (in thousands, except for statistical information):

	Nine Months Ended
	September 30,
Financial Information	2009	2008	Change	% Change
New home sales	$3,877	$7,275	$(3,398)	-46.7%
Pre-owned home sales	20,235	16,929	3,306	19.5%
Revenue from homes sales	24,112	24,204	(92)	-0.4%

New home cost of sales	3,298	6,456	(3,158)	-48.9%
Pre-owned home cost of sales	14,015	12,437	1,578	12.7%
Cost of home sales	17,313	18,893	(1,580)	-8.4%

NOI / Gross profit	$6,799	$5,311	$1,488	28.0%

Gross profit – new homes	579	819	(240)	-29.3%
Gross margin % – new homes	14.9%	11.3%		3.6%

Gross profit – pre-owned homes	6,220	4,492	1,728	38.5%
Gross margin % – pre-owned homes	30.7%	26.5%		4.2%

Statistical Information
Home sales volume:
New home sales	55	101	(46)	-45.5%
Pre-owned home sales	756	641	115	17.9%
Total homes sold	811	742	69	9.3%

Gross profit from home sales increased by $1.5 million, or 28.0 percent, primarily due to improved profit margins and an increase in the number of total homes sold. Gross profit from pre-owned home sales increased by $1.7 million, offset by decreased gross profit from new home sales of $0.2 million.

The gross profit margin on new home sales increased 3.6 percent from 11.3 percent to 14.9 percent.  Although the gross profit margin has increased, the overall gross profit on new home sales declined by $0.2 million.  The decline in new home sales profit was due to a 45.5 percent decline in sales volume.

The gross profit margin on pre-owned home sales increased 4.2 percent from 26.5 percent to 30.7 percent.  Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The cost basis of a rental home is depreciated, therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the Rental Program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales, therefore, the principal contributor to the increase in gross profit on pre-owned home sales.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net.  Other revenues decreased by $1.7 million, from $6.0 million to $4.3 million, or 28.3 percent.  This decrease was due to reduced income realized from a gain on sale of land and other assets of $3.3 million, along with decreased commission and ancillary revenue of $0.2 million, offset by reduced fees of $0.3 million associated with the transfer of our installment receivables servicing contract to a new service provider in the prior year and increased interest income of $1.5 million.  The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets.  The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

General and administrative costs increased by $0.8 million, from $17.5 million to $18.3 million, or 4.6 percent due to increased salary and other compensation costs of $1.0 million, partially offset by a decrease in legal and other expenses of $0.2 million.  The compensation cost increase includes increased amortization of deferred compensation related to the vesting of restricted stock in May 2009.

Georgia flood damage charges were recorded during the period.  On September 21, 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville.  We are still in the preliminary stages of assessing the damage to our property.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We have recorded a charge of $0.8 million associated with the flooding.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

Depreciation and amortization costs decreased by $0.1 million, from $48.1 million to $48.0 million due to decreased amortization of promotions and other depreciation of $0.7 million offset by an increase in depreciation on investment property for use in our Rental Program of $0.6 million.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $1.2 million, from $47.8 million to $46.6 million, or 2.5 percent due to a reduction in expense of $3.3 million primarily due to lower interest rates charged on variable rate debt, partially offset by increased expense of $2.1 million associated with our secured borrowing arrangements.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 – Secured Borrowing and Collateralized Receivables in our Notes to Consolidated Financial Statements included herein.

Equity loss from affiliates decreased by $12.7 million, from a loss of $14.0 million to loss of $1.3 million. Our affiliate, Origen, reported losses in the first nine months of 2008 which included charges for impairment, loan loss reserves, and loss on sale of loan portfolio.  Additionally, we recorded an other than temporary impairment charge of $8.1 million in the prior year.

Provision for state income taxes increased by $0.4 million, from a nominal amount to an expense of $0.4 million, due to a change in the effective tax rate used to calculate the deferred tax liability related to the Michigan Business Tax and utilization of investment tax credits, which reduced tax expense in 2008.

SUN COMMUNITIES, INC.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Revenues	$187,654	$185,314
Operating expenses/Cost of sales	80,527	79,499
NOI/gross profit	107,127	105,815
Adjustments to arrive at net loss:
Other revenues	4,294	5,974
General and administrative	(18,285)	(17,549)
Georgia flood damage	(800)
Depreciation and amortization	(47,960)	(48,097)
Interest expense	(46,602)	(47,846)
Equity loss from affiliates	(1,344)	(14,036)
Provision for state income taxes	(382)	(34)
Loss from continuing operations	(3,952)	(15,773)
Loss from discontinued operations	(155)	(785)
Net loss	(4,107)	(16,558)
Less: Net loss attributable to noncontrolling interest	(690)	(602)
Net loss attributable to Sun Communities, Inc.	$(3,417)	$(15,956)

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

SUN COMMUNITIES, INC.

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the periods ended September 30, 2009 and 2008:

RECONCILIATION OF NET LOSS TO FUNDS FROM OPERATIONS
FOR THE PERIODS ENDED September 30, 2009 AND 2008
(Amounts in thousands, except per share/OP unit amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(2,561)	$(4,767)	$(4,107)	$(16,558)
Adjustments:
Depreciation and amortization	16,329	16,667	49,364	49,930
Benefit for state income taxes (1)	(42)	(7)	(55)	(405)
Gain on disposition of assets, net	(1,237)	(569)	(3,933)	(5,838)
Funds from operations (FFO)	$12,489	$11,324	$41,269	$27,129

Weighted average Common Shares/OP Units outstanding:
Basic	20,856	20,504	20,787	20,448
Diluted	20,856	20,571	20,787	20,499

FFO per weighted average Common Share/OP Unit - Basic	$0.60	$0.55	$1.99	$1.33
FFO per weighted average Common Share/OP Unit - Diluted	$0.60	$0.55	$1.99	$1.32

The table below adjusts FFO to exclude equity loss from affiliate (Origen Inc.), severance charges, and Georgia flood damage charges (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(2,561)	$(4,767)	$(4,107)	$(16,558)
Equity affiliate adjustment	836	1,500	1,211	14,050
Severance charges	-	-	-	888
Georgia flood damage	800	-	800	-
Adjusted net loss	(925)	(3,267)	(2,096)	(1,620)
Depreciation and amortization	16,329	16,667	49,364	49,930
Benefit for state income taxes (1)	(42)	(7)	(55)	(405)
Gain on disposition of assets, net	(1,237)	(569)	(3,933)	(5,838)
Adjusted funds from operations (FFO)	$14,125	$12,824	$43,280	$42,067

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$0.68	$0.62	$2.08	$2.05

 (1)  The tax benefit for the periods ended September 30, 2009 and 2008 represents the reversal of a tax provision for potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

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

We have invested approximately $20.8 million related to the acquisition of homes intended for our Rental Program during the nine months ended September 30, 2009. Expenditures for 2009 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our unsecured line of credit.

Cash and cash equivalents decreased by $1.1 million from $6.2 million at December 31, 2008, to $5.1 million at September 30, 2009. Net cash provided by operating activities from continuing operations increased by $4.7 million from $40.7 million for the nine months ended September 30, 2008 to $45.4 million for the nine months ended September 30, 2009.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Item 1A of our 2008 Annual Report.

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at September 30, 2009 and December 31, 2008 was $84.3 million and $85.8 million, respectively. In addition, $3.3 million of availability was used to back standby letters of credit as of September 30, 2009 and December 31, 2008. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 1.9 percent as of September 30, 2009. The borrowings under the line of credit mature October 1, 2011, assuming an election of a one-year extension that is available at our discretion. As of September 30, 2009, $27.4 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2009, the highest balance on the line of credit was $105.0 million. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which were complied with as of September 30, 2009. The most limiting covenants contained in the line of credit are the distribution coverage and debt service coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The debt service coverage covenant requires a minimum ratio of 1.45:1.  As of September 30, 2009, the distribution coverage was 83.7 percent and the debt service coverage was 1.70:1.

SUN COMMUNITIES, INC.

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

Remaining 2009	$0.5 million
2010	$0.8 million and any balance outstanding on the floor plan facility
2011	$103.7 million and any balance outstanding on the unsecured line of credit
2012	$35.9 million
2013	$30.2 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $196.9 million, 29 of which support the borrowing base for our $115.0 million unsecured line of credit.  As of September 30, 2009, the borrowing base was in excess of $115.0 million by $13.7 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive. See “Risk Factors” in Item 1A of our 2008 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2009, our debt to total market capitalization approximated 73.4 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 5.3 years and a weighted average interest rate of 4.9 percent.

Capital expenditures for the nine months ended September 30, 2009 and 2008 included recurring capital expenditures of $5.4 million and $5.8 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2009.

Net cash used for investing activities was $22.8 million for the nine months ended September 30, 2009, compared to $24.3 million for the nine months ended September 30, 2008. The difference is due to decreased investment in property of $2.0 million, decreased investment in affiliates of $0.5 million, and increased principal repayment on an officer’s note and other notes receivable of $5.2 million, offset by a $6.2 million decrease in cash received from the disposition on land and other assets.

Net cash used for financing activities was $23.3 million for the nine months ended September 30, 2009, compared to $14.7 million for the nine months ended September 30, 2008. The difference is due to a $10.2 million increase in repayments on notes payable and other debt, reduced proceeds of $12.3 million received from the issuance of debt, increased costs associated with transactions related to our debt of $0.2 million, and increased distributions to our stockholders and OP unitholders of $0.2 million, partially offset by a $12.3 million net increase in borrowings on the lines of credit and increase of $2.0 million associated with the net proceeds received from the issuance of additional shares.

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC.

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

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of September 30, 2009. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement, entered into in January 2009, fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The third swap agreement, entered into in February 2009, fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. In April 2009, we entered into a new interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR unless otherwise noted.

Our remaining variable rate debt totals $238.3 million and $222.8 million as of September 30, 2009 and 2008, respectively, which bear interest at prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the nine months ended September 30, 2009 and 2008, we believe our interest expense would have increased or decreased by approximately $1.6 million based on the $216.0 million and $216.5 million average balances outstanding under our variable rate debt facilities for the nine months ended September 30, 2009 and 2008, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2009.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

In March 2009, our Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd.  During 2009, holders of Common OP Units have converted 119,806  units to common stock.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

We received net proceeds of approximately $1.9 million from the sale of 100,000 shares of common stock during the quarter ended September 30, 2009.  The proceeds were used to pay down our unsecured line of credit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2009, the Company held its Annual Meeting of Shareholders.  At the meeting, three directors were elected to serve until the 2012 Annual Meeting of Shareholders or until their respective successors are duly elected and qualified. The results of the election appear below:

Nominees	For	% of Shares Voted	Withheld	% of Shares Voted
Ted J. Simon	13,327,856	75.8%	4,252,572	24.2%
Paul D. Lapides	13,328,331	75.8%	4,252,097	24.2%
Robert H. Naftaly	13,365,739	76.0%	4,214,689	24.0%

In addition, the Company received approval for the Sun Communities, Inc. Equity Incentive Plan at the Annual Meeting of Shareholders.  The results of the vote appear below:

For	% of Shares Voted	Against	% of Shares Voted	Abstain	% of Shares Voted
9,404,479	74.0%	3,256,812	25.7%	41,219	0.3%

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: November 6, 2009	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)