Form 10-K
SUN COMMUNITIES INC
filed 2010-03-11
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes[   ]  No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[   ]  No [X]

As of June 30, 2009, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $229,522,000 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2009). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 1, 2010: 18,830,191

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

We are a fully integrated real estate company which, together with our affiliates and predecessors, has been in the business of acquiring, operating, and expanding manufactured housing communities since 1975.  We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers. We are also engaged through a taxable subsidiary, Sun Home Services, Inc., a Michigan corporation (“SHS”), in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities.  The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2009, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties”, or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2009, the Properties contained an aggregate of 47,572 developed sites comprised of 42,294 developed manufactured home sites, 3,176 permanent recreational vehicle sites, 2,102 seasonal recreational vehicle sites, and approximately 6,000 additional manufactured home sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida, and we employed an aggregate of 664 full and part time people as of December 31, 2009.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

Shelf Registration

Our shelf registration for up to $300.0 million of common stock, preferred stock and debt securities expired December 31, 2008.  In April 2009, we filed a new shelf registration statement on Form S-3 with the SEC to replace the previous shelf registration for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities. The SEC declared the new shelf registration effective in May 2009.

Derivative Instruments and Hedging Activities

We entered into three new derivative contracts during 2009 consisting of two interest rate swap agreements with a total notional amount of $45.0 million and an interest rate cap agreement with a notional amount of $152.4 million.  We utilize these derivative instruments to manage exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect it  could have on future cash flows.   These derivative instruments effectively convert a portion of our variable rate debt to fixed rate debt and cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.  Additional information is included in Note 15 of the Notes to Consolidated Financial Statements included herein.

Debt

Upon the maturity of our $40.0 million floor plan facility in March 2009, we entered into a new $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year.  In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement.  The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent as of December 31, 2009).  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month.

We completed a financing of $18.5 million with Bank of America in June 2009. The loan has a three year term. The loan is secured by three properties. The interest rate is 400 basis points over LIBOR, with a minimum rate of 5.0 percent (effective rate 5.0 percent as of December 31, 2009). Proceeds of $11.2 million were used to repay mortgage notes that matured in June 2009. The remaining proceeds were used to pay down our unsecured line of credit.

We have completed various transactions involving our installment notes secured by manufactured homes.  We have received $31.3 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes during 2009.  These transactions were recorded as a transfer of financial assets, and the cash proceeds related to these transactions were recorded as a secured borrowing.  Additional information is included in Note 4 of the Notes to Consolidated Financial Statements included herein.

Divestiture of Cable Television Service Business

In the fourth quarter of fiscal 2008, we announced our intention to exit the cable television service business. We completed the sale of the business during the third quarter ended September 30, 2009.  Cash proceeds from this sale were $0.3 million, resulting in a net gain on sale of $0.1 million. Additional information is included in Note 2 of the Notes to Consolidated Financial Statements included herein.

Georgia Flood Damage

On September 21, 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We recorded a charge of $0.8 million during the third quarter ended September 30, 2009 associated with the flooding.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

Equity Offerings

We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we have issued 100,000 shares of common stock through this program as of December 31, 2009. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $19.98.  We received net proceeds of approximately $1.9 million during the year ended December 31, 2009 from the sales of these shares of common stock.  The proceeds were used to pay down our unsecured line of credit.

Equity Incentive Plan

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

STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT.  We contributed our net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital.  We substantially conduct our operations through the Operating Partnership.  The Operating Partnership owns, either directly or indirectly through Subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers’ tax consequences.  The financial results of the Operating Partnership and the Subsidiaries are consolidated in our Consolidated Financial Statements.  The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”).  We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership.  The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing and other services to current and prospective tenants of the Properties.

We do not own all the interests in the Operating Partnership.  The interests in the Operating Partnership held by limited partners other than Sun Communities, Inc. are referred to as “OP Units”.  The holders of Common OP Units receive distributions in an amount equal to the dividends paid to holders of our common stock.  As of December 31, 2009, the Operating Partnership had a total of approximately 21.0 million units outstanding.  We held approximately 18.8 million units, or 89.8% of the units (not including preferred limited partnership units) in the Operating Partnership.

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

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions.  As of December 31, 2009, we employed 664 full and part time employees, of which 548 were located on-site as property managers, support staff, or maintenance personnel.

Our community managers were overseen by John B. McLaren, Chief Operating Officer, who has 14 years of manufactured housing and related financing experience, 3 Senior Vice Presidents of Operations and 12 Regional Vice Presidents. In addition, the Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has an on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally.  All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently.  We offer over 30 courses for our team members which has led to increased knowledge and accountability of the daily operations and policies and procedures.

HOME SALES AND LEASING

SHS is engaged in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2009, SHS had 5,747 occupied leased homes in its portfolio. Homes for this rental program are purchased at discounted rates from finance companies that hold repossessed homes within our communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the rental program are, in general, one year leases. This program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We have added repair and service supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in our communities. We receive approximately 19,000 applications each year to live in our Properties, providing a significant “resident boarding” system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the rental program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

REGULATIONS AND INSURANCE

General

Manufactured housing community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary operating permits and approvals.

Insurance

Our management believes that the Properties are covered by adequate fire, flood (where appropriate), property and business interruption insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our Properties. We have obtained title insurance insuring fee title to the Properties in an aggregate amount which we believe to be adequate.  Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred.

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. In some cases (mainly in Florida), leases are for one-year terms, with up to ten renewal options exercisable by the tenant, with rent adjusted for increases in the consumer price index. Generally, market rate adjustments are made on an annual basis.  These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average 3.0 percent of the homes in our communities have been removed by their owners and 6.6 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The above experience can be summarized as follows: the average resident remains in our communities for approximately fifteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty three years.

At Properties zoned for recreational vehicle (“RV”) use, our customers have short-term (“seasonal”) usage rights or long-term (“permanent”) usage rights.  The seasonal RV customers typically prepay for their stay or leave deposits to reserve a site for the following year.  Many of these RV customers do not live full time on the Property.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in this Form 10-K and our filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and we expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our expectations of future events.

ITEM 1A.  RISK FACTORS

Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. These risk factors include, but are not limited to, those set forth below, other one-time events, and important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.

REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Michigan, Florida, Indiana, and Texas may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derived significant amounts of rental income for the twelve months ended December 31, 2009 from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2009, 47 of our 136 Properties representing approximately 30% of developed sites, are located in Michigan; 19 Properties representing approximately 21% of developed sites, are located in Florida; 18 Properties representing approximately 14% of developed sites, are located in Indiana; and 17 Properties representing approximately 11% of developed sites are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available manufactured housing communities and alternative forms of housing (such as apartment buildings and site-built single-family homes);

•	our ability to provide adequate management, maintenance and insurance;

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

SHS operates in the manufactured home market offering manufactured home sales and leasing services to tenants and prospective tenants of our communities.  The market for the sale and lease of manufactured homes may be adversely affected by the following factors:

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

We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance on the Properties with policy specifications, limits, and deductibles which are customarily carried for similar properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss could adversely affect our ability to repay our debt.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt. As of December 31, 2009, we had approximately $1.2 billion of total debt outstanding, consisting of approximately $1.1 billion in debt that is collateralized by mortgage liens on 106 of the Properties (the “Mortgage Debt”) and secured by collateralized receivables, $5.3 million is collateralized by liens on manufactured homes, and $138.0 million in unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

In October 2003, we purchased 5,000,000 shares of common stock of Origen Financial, Inc. (“Origen”). We own approximately 19% of Origen as of December 31, 2009, and we account for our investment using the equity method of accounting.  The carrying value of our investment in Origen was $1.6 million as of December 31, 2009.

In December 2008, Origen voluntarily delisted its common stock from the NASDAQ Global Market and deregistered its common stock under the Securities and Exchange Act of 1934. Currently, Origen is actively managing its residual interests in securitized loans, whole loans, and bond holdings which provide continuing cash flows for the organization.

We recorded equity losses from our investment in Origen of $1.7 million, $16.5 million, and $8.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.  These equity losses included other than temporary charges of $9.6 million and $1.9 million for the years ended December 31, 2008 and 2007, respectively.

If Origen’s business and financial condition do not perform as expected, our investment in Origen may result in additional equity losses and additional other than temporary impairment charges, and our financial condition and results of operations could be materially adversely affected.

FINANCING AND INVESTMENT RISKS, CONTINUED

The financial condition and solvency of our borrowers may adversely affect our installment and other loans.

As of December 31, 2009, we had outstanding approximately $64.8 million, net of reserves, in installment loans to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot be assured that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require us to continually to monitor our tax status.

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

Ownership of Origen. In the 2003 recapitalization of Origen Financial, Inc., (“Origen”), we purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for approximately $10.3 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, a director of the Company, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.  Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as an officer and/or director of the Company.

Legal Counsel During 2009, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $1.1 million in the year ended December 31, 2009 and approximately $1.0 million in the years ended December 31, 2008 and 2007.

Lease of Executive Offices.  Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. In December 2007, we exercised our option to extend our lease for our executive offices. The extension was for a period of five years commencing on May 1, 2008. In August 2008, we modified our lease agreement to  lease approximately 5,300 additional square feet, for a total of approximately 36,700 rentable square feet, and extend the term of the lease until August 31, 2015, with an option to renew for an additional five years. The annual base rent under the current lease is $18.81 per square foot (gross) and will remain this amount through August 31, 2015.  Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as our officer and/or director and their ownership interest in American Center LLC.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

BUSINESS RISKS, CONTINUED

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

9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8% of our outstanding shares of common stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Gary A. Shiffman, the Milton M. Shiffman Spouse’s Marital Trust and the Estate of Robert B. Bayer.

The 9.8% ownership limit, as well as our ability to issue additional shares of common stock or shares of other stock (which may have rights and preferences over the common stock), may discourage a change of control of the Company and may also: (1) deter tender offers for the common stock, which offers may be advantageous to stockholders; and (2) limit the opportunity for stockholders to receive a premium for their common stock that might otherwise exist if an investor were attempting to assemble a block of common stock in excess of 9.8% of our outstanding shares or otherwise effect a change of control of the Company.

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

Rights Plan. We adopted a stockholders’ rights plan in 2008 that provides our stockholders (other than a stockholder attempting to acquire a 15% or greater interest in us) with the right to purchase our stock at a discount in the event any person attempts to acquire a 15% or greater interest in us. Because this plan could make it more expensive for a person to acquire a controlling interest in us, it could have the effect of delaying or preventing a change in control even if a change in control were in the stockholders’ interest.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2009, up to approximately 2.7 million shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their common limited partnership interests (“Common OP Units”) and preferred limited partnership interests (“Preferred OP Units”). These Preferred OP Units are convertible into common shares at a price of $68 per share. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. As of December 31, 2009, options to purchase 151,961 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan, our 2004 Non-Employee Director Option Plan and our Long-Term Incentive Plan.  In addition, we have the authority to issue restricted stock awards or options to purchase up to an additional 870,000 shares of our common stock pursuant to our 2009 Equity Incentive Plan.  No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

BUSINESS RISKS, CONTINUED

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

The capital and credit markets have experienced unusual volatility and disruption during the last two years.  The economic uncertainty has resulted in substantial fluctuations of the market prices for publicly traded securities and also resulted in decreased availability of financing for many businesses. Although steps have been taken by several U.S. government agencies to stabilize the economy, it is not certain at this time what impact, if any, that these financial market events or these government agency actions might have on us and our business and cannot be estimated at this time. The other risk factors presented in this Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. The turbulence in financial markets has accentuated each of these risks and magnified their potential effect on us. At the same time, there appears to be a general weakening of the U.S. economy and the economies of many other countries. If these economic developments continue to worsen, there could be an adverse impact on our access to capital, stock price and our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

As of December 31, 2009, the Properties consisted of 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites located in 18 states. As of December 31, 2009, the Properties contained an aggregate of 47,572 developed sites comprised of 42,294 developed manufactured home sites, 3,176 permanent recreational vehicle sites, 2,102 seasonal recreational vehicle sites, and approximately 6,000 additional manufactured home sites suitable for development.  Most of the Properties include amenities oriented toward family and retirement living. Of the 136 Properties, 65 have more than 300 developed manufactured home sites; with the largest having 999 developed manufactured home sites.

As of December 31, 2009, the Properties had an occupancy rate of 83.4 percent excluding seasonal recreational vehicle sites. Since January 1, 2009, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.8 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 4.9 percent. The average renewal rate for residents in our Rental Program was 58.3 percent for the year ended December 31, 2009.

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

The following tables set forth certain information relating to the properties owned as of December 31, 2009.  The occupancy percentage includes manufactured home sites (“MH Sites”) and permanent recreational vehicle sites (“RV Sites”), and excludes seasonal RV sites.

Property	City	State	MH and Permanent RV Sites as of 12/31/09	Seasonal RV Sites as of 12/31/09	Occupancy as of 12/31/09		Occupancy as of 12/31/08		Occupancy as of 12/31/07
MIDWEST
Michigan
Academy/West Pointe (1)	Canton	MI	441	-	88%		88%		91%
Allendale Meadows Mobile Village	Allendale	MI	352	-	74%		73%		78%
Alpine Meadows Mobile Village	Grand Rapids	MI	403	-	82%		84%		85%
Bedford Hills Mobile Village	Battle Creek	MI	339	-	76%		74%		78%
Brentwood Mobile Village	Kentwood	MI	195	-	94%		92%		92%
Byron Center Mobile Village	Byron Center	MI	143	-	92%		93%		88%
Candlewick Court	Owosso	MI	211	-	76%		84%		85%
College Park Estates	Canton	MI	230	-	68%		73%		73%
Continental Estates	Davison	MI	385	-	37%		37%		43%
Continental North	Davison	MI	474	-	53%		54%		54%
Country Acres Mobile Village	Cadillac	MI	182	-	85%		86%		90%
Country Meadows Mobile Village	Flat Rock	MI	577	-	90%		91%		89%
Countryside Village	Perry	MI	359	-	70%		71%		80%
Creekwood Meadows	Burton	MI	336	-	59%		61%		64%
Cutler Estates Mobile Village	Grand Rapids	MI	259	-	90%		84%		84%
Davison East	Davison	MI	190	-	45%		45%		52%
Falcon Pointe (2)	East Lansing	MI	142	-	17%	(2)	18%	(2)	18%	(2)
Fisherman’s Cove	Flint	MI	162	-	85%		80%		83%
Grand Mobile Estates	Grand Rapids	MI	230	-	72%		75%		77%
Hamlin (3)	Webberville	MI	209	-	72%	(3)	74%	(3)	75%	(3)
Holly Village/Hawaiian Gardens (1)	Holly	MI	425	-	97%		97%		97%
Hunters Glen (2)	Wayland	MI	280	-	53%	(2)	48%	(2)	46%	(2)
Kensington Meadows	Lansing	MI	290	-	81%		81%		80%
Kings Court Mobile Village	Traverse City	MI	639	-	98%		98%		97%
Knollwood Estates	Allendale	MI	161	-	79%		87%		88%
Lafayette Place	Metro Detroit	MI	254	-	65%		64%		68%
Lakeview	Ypsilanti	MI	392	-	91%		89%		91%
Lincoln Estates	Holland	MI	191	-	88%		94%		94%
Meadow Lake Estates	White Lake	MI	425	-	81%		81%		87%
Meadowbrook Estates	Monroe	MI	453	-	92%		94%		94%
Presidential Estates Mobile Village	Hudsonville	MI	364	-	84%		80%		83%
Richmond Place	Metro Detroit	MI	117	-	82%		77%		84%
River Haven Village	Grand Haven	MI	721	-	58%		59%		63%
Scio Farms Estates	Ann Arbor	MI	913	-	95%		96%		93%
Sheffield Estates	Auburn Hills	MI	228	-	99%		99%		99%
Sherman Oaks	Jackson	MI	366	-	72%		74%		77%
St. Clair Place	Metro Detroit	MI	100	-	77%		76%		80%
Sunset Ridge (2)	Portland Township	MI	190	-	92%	(2)	93%	(2)	87%	(2)
Timberline Estates	Grand Rapids	MI	296	-	79%		79%		80%
Town & Country Mobile Village	Traverse City	MI	192	-	98%		100%		99%
Village Trails (3)	Howard City	MI	100	-	82%	(3)	79%	(3)	76%	(3)
White Lake Mobile Home Village	White Lake	MI	315	-	98%		97%		95%
White Oak Estates	Mt. Morris	MI	480	-	70%		71%		74%
Windham Hills Estates (3)	Jackson	MI	402	-	62%	(3)	66%	(3)	69%	(3)
Woodhaven Place	Metro Detroit	MI	220	-	97%		95%		95%
Michigan Total			14,333	-	78%		79%		80%

Property	City	State	MH and Permanent RV Sites as of 12/31/09	Seasonal RV Sites as of 12/31/09	Occupancy as of 12/31/09		Occupancy as of 12/31/08		Occupancy as of 12/31/07
MIDWEST
Indiana
Brookside Mobile Home Village	Goshen	IN	570	-	61%		59%		66%
Carrington Pointe (3)	Ft. Wayne	IN	320	-	78%	(3)	76%	(3)	72%	(3)
Clear Water Mobile Village	South Bend	IN	227	-	74%		72%		72%
Cobus Green Mobile Home Park	Elkhart	IN	386	-	60%		62%		66%
Deerfield Run (3)	Anderson	IN	175	-	68%	(3)	65%	(3)	67%	(3)
Four Seasons	Elkhart	IN	218	-	79%		83%		92%
Holiday Mobile Home Village	Elkhart	IN	326	-	71%		79%		85%
Liberty Farms	Valparaiso	IN	220	-	99%		98%		100%
Maplewood	Lawrence	IN	207	-	74%		78%		81%
Meadows	Nappanee	IN	330	-	51%		50%		52%
Pebble Creek (2) (4)	Greenwood	IN	257	-	88%	(2)	88%	(2)	85%	(2)
Pine Hills	Middlebury	IN	129	-	88%		78%		87%
Roxbury Park	Goshen	IN	398	-	85%		86%		87%
Timberbrook	Bristol	IN	567	-	56%		53%		58%
Valley Brook	Indianapolis	IN	798	-	54%		54%		59%
West Glen Village	Indianapolis	IN	552	-	70%		74%		78%
Woodlake Estates	Ft. Wayne	IN	338	-	47%		45%		48%
Woods Edge Mobile Village (3)	West Lafayette	IN	598	-	54%	(3)	54%	(3)	53%	(3)
Indiana Total			6,616	-	66%		66%		69%

Ohio
Apple Creek Manufactured Home Community and Self Storage	Amelia	OH	176	-	92%		86%		84%
Byrne Hill Village	Toledo	OH	236	-	86%		86%		90%
Catalina	Middletown	OH	462	-	61%		63%		65%
East Fork (2) (4)	Batavia	OH	215	-	93%	(2)	89%	(2)	89%	(2)
Oakwood Village	Miamisburg	OH	511	-	84%		84%		83%
Orchard Lake	Milford	OH	147	-	95%		97%		99%
Westbrook Senior Village	Toledo	OH	112	-	99%		100%		99%
Westbrook Village	Toledo	OH	344	-	95%		97%		96%
Willowbrook Place	Toledo	OH	266	-	94%		94%		95%
Woodside Terrace	Holland	OH	439	-	84%		82%		84%
Worthington Arms	Lewis Center	OH	224	-	97%		95%		96%
Ohio Total			3,132	-	86%		85%		86%

SOUTH
Texas
Boulder Ridge (2)	Pflugerville	TX	527	-	73%	(2)	69%	(2)	65%	(2)
Branch Creek Estates	Austin	TX	392	-	99%		100%		98%
Casa del Valle	Alamo	TX	204	195	100%	(5)	99%	(5)	100%	(5)
Chisholm Point Estates	Pflugerville	TX	416	-	95%		95%		89%
Comal Farms (2) (4)	New Braunfels	TX	351	-	80%	(2)	73%	(2)	67%	(2)
Kenwood RV and Mobile Home Plaza	LaFeria	TX	91	189	99%	(5)	100%	(5)	100%	(5)
Oak Crest (2)	Austin	TX	335	-	74%	(2)	70%	(2)	61%	(2)
Pecan Branch (2)	Georgetown	TX	69	-	93%	(2)	84%	(2)	72%	(2)
Pine Trace (2)	Houston	TX	406	-	81%	(2)	71%	(2)	68%	(2)
River Ranch (2) (4)	Austin	TX	121	-	99%	(2)	96%	(2)	88%	(2)
River Ridge (2)	Austin	TX	337	-	96%	(2)	94%	(2)	82%	(2)
Saddle Brook (2)	Austin	TX	255	-	75%	(2)	63%	(2)	61%	(2)
Snow to Sun	Weslaco	TX	292	187	100%	(5)	100%	(5)	100%	(5)
Stonebridge (2) (4)	San Antonio	TX	338	-	96%	(2)	88%	(2)	84%	(2)
Summit Ridge (2) (4)	Converse	TX	250	-	100%	(2)	95%	(2)	87%	(2)
Sunset Ridge (2) (4)	Kyle	TX	170	-	96%	(2)	98%	(2)	92%	(2)
Woodlake Trails (2) (4)	San Antonio	TX	134	-	96%	(2)	96%	(2)	94%	(2)
Texas Total			4,688	571	89%		85%		80%

Property	City	State	MH and Permanent RV Sites as of 12/31/09	Seasonal RV Sites as of 12/31/09	Occupancy as of 12/31/09		Occupancy as of 12/31/08		Occupancy as of 12/31/07
SOUTHEAST
Florida
Arbor Terrace RV Park	Bradenton	FL	194	201	98%	(5)	97%	(5)	100%	(5)
Ariana Village Mobile Home Park	Lakeland	FL	208	-	91%		92%		91%
Buttonwood Bay	Sebring	FL	789	151	100%	(5)	100%	(5)	100%	(5)
Gold Coaster	Homestead	FL	428	117	99%	(5)	99%	(5)	99%	(5)
Groves RV Resort	Ft. Myers	FL	148	136	99%	(5)	98%	(5)	97%	(5)
Holly Forest Estates	Holly Hill	FL	402	-	100%		100%		100%
Indian Creek Park	Ft. Myers Beach	FL	1,342	115	99%	(5)	99%	(5)	99%	(5)
Island Lakes	Merritt Island	FL	301	-	100%		100%		100%
Kings Lake	Debary	FL	245	-	100%		99%		100%
Lake Juliana Landings	Auburndale	FL	274	-	98%		98%		96%
Lake San Marino RV Park	Naples	FL	205	204	100%	(5)	100%	(5)	100%	(5)
Meadowbrook Village	Tampa	FL	257	-	99%		100%		99%
Orange Tree Village	Orange City	FL	246	-	99%		100%		100%
Royal Country	Miami	FL	864	-	100%		100%		100%
Saddle Oak Club	Ocala	FL	376	-	100%		100%		100%
Siesta Bay RV Park	Ft. Myers Beach	FL	737	60	100%	(5)	100%	(5)	99%	(5)
Silver Star Mobile Village	Orlando	FL	406	-	99%		99%		99%
Tampa East	Tampa	FL	193	507	99%	(5)	99%	(5)	100%	(5)
Water Oak Country Club Estates	Lady Lake	FL	999	-	99%		99%		100%
Florida Total			8,614	1,491	99%		99%		99%

Property	City	State	MH and Permanent RV Sites as of 12/31/09	Seasonal RV Sites as of 12/31/09	Occupancy as of 12/31/09		Occupancy as of 12/31/08		Occupancy as of 12/31/07
OTHER
Autumn Ridge	Ankeny	IA	413	-	99%		99%		99%
Bell Crossing (3)	Clarksville	TN	239	-	64%	(3)	60%	(3)	52%	(3)
Candlelight Village	Chicago Heights	IL	309	-	88%		92%		91%
Cave Creek (2)	Evans	CO	289	-	74%	(2)	69%	(2)	67%	(2)
Countryside Atlanta (6)	Lawrenceville	GA	271	-	99%	(6)	99%		97%
Countryside Gwinnett	Buford	GA	331	-	91%		96%		93%
Countryside Lake Lanier	Buford	GA	548	-	82%		83%		83%
Creekside (2) (4)	Reidsville	NC	45	-	64%	(2)	67%	(2)	63%	(2)
Desert View Village (2)	West Wendover	NV	93	-	49%	(2)	48%	(2)	49%	(2)
Eagle Crest (2)	Firestone	CO	317	-	97%	(2)	86%	(2)	80%	(2)
Edwardsville	Edwardsville	KS	634	-	66%		68%		68%
Forest Meadows	Philomath	OR	75	-	100%		99%		99%
Glen Laurel (2) (4)	Concord	NC	260	-	57%	(2)	47%	(2)	44%	(2)
High Pointe	Frederica	DE	411	-	92%		93%		97%
Meadowbrook (2) (4)	Charlotte	NC	177	-	93%	(2)	92%	(2)	98%	(2)
North Point Estates (2)	Pueblo	CO	108	-	58%	(2)	51%	(2)	43%	(2)
Pheasant Ridge	Lancaster	PA	553	-	100%		100%		100%
Pin Oak Parc	O’Fallon	MO	502	-	83%		88%		87%
Pine Ridge	Petersburg	VA	245	-	98%		97%		92%
Sea Air	Rehoboth Beach	DE	483	40	99%	(5)	98%	(5)	98%	(5)
Southfork	Belton	MO	477	-	69%		71%		70%
Sun Villa Estates	Reno	NV	324	-	99%		99%		100%
Timber Ridge	Ft. Collins	CO	585	-	90%		88%		86%
Woodland Park Estates	Eugene	OR	398	-	98%		99%		98%
Other Total			8,087	40	86%		86%		85%

TOTAL / AVERAGE			45,470	2,102	83%		83%		83%

(1)	Properties have two licenses but operate as one community.
(2)	Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.
(3)	Occupancy in these properties reflects the fact that these communities are in a lease-up phase following an expansion.
(4)	This Property is owned by an affiliate of Sunchamp LLC, an entity in which we own approximately a 78.9 percent equity interest as of December 31, 2009.
(5)
Occupancy percentage excludes seasonal RV sites.  Percentage calculated by dividing revenue producing sites by developed sites.  A revenue producing site is defined as a site that is occupied by a paying resident.  A developed site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.

(6)
The number of developed sites and occupancy percentage at this Property includes sites that we believe will be covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this Property.

ITEM 3.      LEGAL PROCEEDINGS

On or about November 19, 2009, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162.  The essence of the dispute is whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  As of April 29, 2009, the Plaintiffs have been paying the increased Variable Facility Fee.  The Plaintiffs seek a judgment for the amount paid above the original Variable Facility Fee from April 29, 2009 to the date of judgment and an order that the Variable Facility Fee shall be returned to the original rate of 58 basis points on a going forward basis through the end of the extension period.  The Defendants have filed a motion to dismiss the lawsuit, which motion has been fully briefed by the parties.  Oral argument has not yet been scheduled.

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp), filed a complaint against us, SunChamp, certain other of our affiliates, including two of our directors, in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. We believe the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed. TJ Holdings had filed an arbitration demand in Southfield, Michigan based on the same claims.  We intend to vigorously defend against the allegations.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the New York Stock Exchange (“NYSE”) since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2009	High	Low	Distributions
1st Quarter	$15.19	$6.76	$0.63
2nd Quarter	16.29	11.72	0.63
3rd Quarter	22.20	12.80	0.63
4th Quarter	21.95	17.08	0.63

Year Ended December 31, 2008	High	Low	Distributions
1st Quarter	$22.29	$17.64	$0.63
2nd Quarter	21.47	17.93	0.63
3rd Quarter	21.25	16.47	0.63
4th Quarter	20.78	8.42	0.63

On March 1, 2010, the closing share price of our common stock was $19.49 per share on the NYSE, and there were 282 holders of record for the approximately 18.8 million outstanding shares of common stock.  The Operating Partnership had approximately 2.1 million OP Units outstanding which are convertible into an equivalent number of shares of common stock.  The holders of the OP Units can exercise their conversion rights at any time.

We have historically paid regular quarterly distributions to holders of our common stock and OP Units.  Future distributions will be at the discretion of our Board of Directors and will depend on our actual funds from operations, our financial condition, our capital requirements, and the annual distribution requirements applicable to REITs, and other factors that our Board of Directors deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	116,701	$28.43	966,000
Equity compensation plans not approved by shareholders (1)	35,260	32.75	-
Total	151,961	$29.43	966,000

(1)
On May 29, 1997, we established a Long Term Incentive Plan (the “LTIP”) pursuant to which all of our full-time salaried and full-time commission only employees, excluding our officers, were entitled to receive options to purchase shares of the our common stock at $32.75 per share (i.e., the average of the highest and lowest selling prices for the common stock on May 29, 1997), on January 31, 2002. In accordance with the terms of the LTIP, (a) we granted the eligible participants options to purchase 167,918 shares of common stock; and (b) each eligible participant received an option to purchase a number of shares of common stock equal to the product of 167,918 and the quotient derived by dividing such participant’s total compensation during the period beginning on January 1, 1997 and ending on December 31, 2001 (the “Award Period”) by the aggregate compensation of all of the eligible participants during the Award Period.

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this program during 2009.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership.  Such shares are issued based on an exchange ratio of one share for each OP Unit.   Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.

In March 2009, our Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd.  During 2009, holders of Common OP Units have converted 158,207 units to common stock.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

We received net proceeds of approximately $1.9 million from the sale of 100,000 shares of common stock during the year ended December 31, 2009.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $19.98. The proceeds were used to pay down our unsecured line of credit.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2009. This line graph assumes a $100 investment on December 31, 2004, a reinvestment of dividends and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of December31,
Index	2004	2005	2006	2007	2008	2009
Sun Communities, Inc.	100.00	83.69	93.11	65.77	50.79	85.09
SNL US REIT Residential	100.00	113.60	158.92	119.21	88.88	119.25
NYSE Market Index	100.00	120.95	145.95	159.29	96.93	124.63

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that is made on, before or after the date of filing of this Annual Report on Form 10-K.

ITEM 6.      SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information on a historical basis.  The historical financial data has been derived from our historical financial statements.  The following information should be read in conjunction with the information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the financial statements and accompanying notes included herein.

	Years Ended December 31,
	2009	2008 (a)	2007 (a)	2006 (a)	2005 (a)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$256,609	$254,291	$235,075	$226,773	$210,976
Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations	(6,099)	(29,209)	(15,940)	(24,680)	(5,677)
Net loss	(6,302)	(34,448)	(16,643)	(24,968)	(5,452)
Loss from continuing operations per share - basic and diluted	$(0.33)	$(1.61)	$(0.89)	$(1.41)	$(0.32)

Distributions per common share	$2.52	$2.52	$2.52	$2.52	$2.50

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$1,565,700	$1,549,339	$1,537,865	$1,511,655	$1,463,853
Total assets	1,181,365	1,206,999	1,245,823	1,289,739	1,320,536
Total debt and lines of credit	1,253,907	1,229,571	1,187,675	1,166,850	1,123,468
Total stockholders’ equity (deficit)	(111,308)	(59,882)	26,046	91,588	164,801

OTHER FINANCIAL DATA:
Net operating income (NOI) (b) from:
Real property operations	$131,131	$130,222	$126,329	$123,531	$118,682
Home sales and home rentals	13,410	12,051	9,734	8,466	6,304

Funds from operations (FFO) (c)	$55,976	$26,501	$45,439	$34,560	$51,313
Adjustment for special items	3,516	30,529	9,829	18,000	-
Adjusted FFO (c)	59,492	57,030	55,268	52,560	51,313

Adjusted FFO(c) per weighted average Common Share/OP Unit - Diluted	$2.86	$2.78	$2.72	$2.61	$2.54

(a)
Financial information has been restated to reflect the reclassification of our cable television service business as a discontinued operation.  Additionally, financial information has been restated to reflect the reclassification of our noncontrolling interest as a component of stockholders’ equity (deficit) and to reflect the amounts attributable to Sun Communities, Inc. common stockholders.

(b)	Refer to Item 7, Supplemental Measures, for information regarding the presentation of the net operating income (“NOI”) financial measure.
(c)	Refer to Item 7, Supplemental Measures, for information regarding the presentation of the funds from operations (“FFO”) and adjusted FFO financial measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

We are a fully integrated, self-administered and self-managed REIT.  We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2009, we owned and operated a portfolio of 136 developed properties located in 18 states, including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites.

The majority of our revenue (Income from real property) is affected by occupancy and our ability to raise rents. Our residents normally sign a one year lease and then lease on a month to month basis for the next ten to fifteen years. Few of our leases are tied to published CPI statistics or other indices therefore allowing us significant flexibility in rental increases based on the markets in which we operate. Weighted average rent increases over the last five years have ranged from 2.8 percent to 3.9 percent and we expect to continue to be able to increase rents at or near these levels in the future.

Our rental program, established during the significant downturn in our industry during the early to mid 2000’s, has become a significant contributor to the stability and improvement of our occupancies and revenue stream.  Over the past several years, the rental program has been the single largest contributor to the generation of applications to live in our communities, which numbered nearly 19,000 in 2009. We own and rent approximately 6,000 homes throughout our portfolio applying stringent approval standards (over 50% of our rental applications are denied) to each applicant thereby ensuring maintenance of the quality of our communities as desirable neighborhoods in which to live. During 2009 occupants in the rental program increased by 230 and we anticipate occupancy increases during 2010 of approximately 220 lessees.

Homes sales and profit margins have increased over the past several years as we have created focused programs to convert qualified renters to home owners. Units sold have increased from 965 in 2008 to 1,116 in 2009 and we anticipate selling nearly 1,300 homes in the coming year. Our ability to sell homes is dependent on access to financing for the prospective buyer.  Although the majority of our home sales are financed through third party lenders, we do provide financing for certain home purchasers who are unable to obtain financing through other means.

The economic downturns and market volatility during the past two years have presented both challenges and opportunities. We provide affordable housing to the marketplace which, in difficult times, requires the housing values that our products and programs offer. This demand is somewhat offset by job losses in our resident base resulting from businesses closing and layoffs which occur in times of economic contraction.

The broader financial markets which provide capital for funding our continued growth and refinancing of debt remain constrained. We are focused on financing opportunities which will allow us to replace our $115 million unsecured revolving line of credit and $104 million of secured debt, both of which come due in 2011. We have no significant debt maturities in 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimate and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.  Management believes the following significant accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Investment Property

Investment property is recorded at cost, less accumulated depreciation.  We review the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, and adverse change to the extent for manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.  An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds.  Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

Investment in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting.  The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received.  We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment.  Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators.

Notes and Accounts Receivable

We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due.

The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history.  We reserve for estimated unrecoverable costs associated with our notes receivables.   We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for our notes receivable.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.  Interest income on notes receivable is recorded on a level yield basis over the life of the notes.

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to renovate repossessed homes for our Rental Program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.

Derivative Instruments and Hedging Activities

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of December 31, 2009. We do not enter into derivative instruments for speculative purposes.  We adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged.  The effective portion of the hedge is recorded in accumulated other comprehensive income.  We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

Income Taxes

We have elected to be taxed as a REIT as defined under Section 856(c) of the Code. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level if we distribute at least ninety percent (90%) of its REIT ordinary taxable income to our stockholders, which we fully intends to do. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We remain subject to certain state and local taxes on our income and property as well as Federal income and excise taxes on our undistributed income.

We are subject to certain state taxes that are considered income taxes and have certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if based on available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which is included within ASC Topic 810, Consolidation.  ASC Topic 810 requires that losses be allocated to the noncontrolling interest even when such allocation results in a deficit balance, reducing the losses attributed to the controlling interest.  We applied the updated provisions of ASC Topic 810 beginning January 1, 2009.  The adoption of this accounting standard resulted in a change to our presentation of noncontrolling interest within our Consolidated Financial Statements.  Additionally, we were no longer required to recognize distributions paid to our noncontrolling partners as a charge to earnings.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with GAAP, we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues minus property operating expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income (loss) attributable to Sun Communities, Inc. is included in “Results of Operations” below.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net loss are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Years Ended December 31, 2009 and 2008”.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the years ended December 31, 2009 and 2008.  Our Same Site portfolio is equal to our total portfolio for the years ended December 31, 2009 and 2008.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

In order to evaluate the growth of the Same Site communities, management has classified certain items differently than our GAAP statements.  The reclassification difference between our GAAP statements and our Same Site portfolio is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents.   We reclassify these amounts to reflect the utility expenses associated with our Same Site portfolio, net of recovery.

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
Financial Information (in thousands)	2009	2008	Change	% Change
Income from Real Property, net	$188,423	$185,656	$2,767	1.5%
Property operating expenses:
Payroll and benefits	15,547	15,053	494	3.3%
Legal, taxes, & insurance	3,163	2,996	167	5.6%
Utilities, net	11,934	11,383	551	4.8%
Supplies and repair	6,841	6,843	(2)	0.0%
Other	3,270	3,177	93	2.9%
Real estate taxes	16,537	15,982	555	3.5%
Property operating expenses	57,292	55,434	1,858	3.4%
Real Property NOI	$131,131	$130,222	$909	0.7%

	As of December 31,
Other Information	2009	2008	Change
Number of properties	136	136	-
Developed sites	47,572	47,613	(41)
Occupied sites (1)	37,935	37,711	224
Occupancy % (1)	83.4%	83.1%	0.3%
Weighted average monthly rent per site (2)	$404	$393	$11
Sites available for development	5,588	5,583	5

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $0.9 million from $130.2 million to $131.1 million, or 0.7 percent. The growth in NOI is primarily due to increased revenues. Income from real property revenues consist of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.8 million, from $185.6 million to $188.4 million, or 1.5 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $3.2 million due to average rental rate increases of 2.8 percent and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, we experienced decreased miscellaneous other property revenues of $0.4 million primarily due to reduced revenue realized on cable television revenue sharing agreements that expired during 2008.

Property operating expenses increased $1.9 million, from $55.4 million to $57.3 million, or 3.4 percent.  The growth in property operating expenses was due to several factors.  Payroll and benefits increased by $0.5 million due to increased health insurance costs and increased wages from annual merit raises. Utility costs, primarily related to water, electricity charges, and rubbish removal, increased $0.6 million due to increased rates on these services.  Real estate taxes increased by $0.5 million primarily due to tax appeal refunds that reduced real estate taxes in Michigan and Texas during 2008.  Property and casualty insurance increased by $0.2 million due to increased premiums on insurance policies.  Other property operating expenses increased by $0.1 million due to increased administrative costs for postage, advertising, etc.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.  The programs we have established for our customers to lease or buy new and pre-owned homes have helped to stabilize portfolio occupancy.

The Rental Program has proven to be an effective response to the adverse factors we faced during the industry downturn and now draws nearly 15,000 applications per year to rent homes in our properties. The program has replaced the independent dealer network, a majority of which were forced to go out of business during the early part of the decade, which formerly directed potential residents to our properties.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2009 and 2008 (in thousands, except for certain items marked with *):

	Years Ended December 31,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$20,463	$20,533	$(70)	-0.3%
Site rent from Rental Program (1)	26,699	24,537	2,162	8.8%
Rental Program revenue	47,162	45,070	2,092	4.6%
Expenses
Payroll and commissions	2,335	2,008	327	16.3%
Repairs and refurbishment	7,513	7,419	94	1.3%
Taxes and insurance	3,101	2,802	299	10.7%
Marketing and other	3,342	3,444	(102)	-3.0%
Rental Program operating and maintenance	16,291	15,673	618	3.9%
Rental Program NOI	$30,871	$29,397	$1,474	5.0%

Other Information
Number of occupied rentals, end of period*	5,747	5,517	230	4.2%
Investment in occupied rental homes	$181,206	$170,521	$10,685	6.3%
Number of sold rental homes*	705	596	109	18.3%
Weighted average monthly rental rate*	$728	$736	$(8)	-1.1%
(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Rental Program NOI increased $1.5 million from $29.4 million to $30.9 million, or 5.0 percent due to increased revenues of $2.1 million, offset by increased expenses of $0.6 million. Revenues increased $2.1 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The growth in operating and maintenance expenses of $0.6 million was due to several factors.  Commissions increased by $0.3 million due to an increase in the number of new and renewed leases on which commissions and related payroll taxes were paid.  Expenses associated with repairs and refurbishment increased by $0.1 million.  Repairs costs associated with occupied home rentals increased by $0.2 million due to the increased number of occupied homes in the Rental Program.  Refurbishment costs decreased by $0.1 million due a decline in the average cost associated with preparing a previously leased home for a new occupant.  Taxes and insurance expenses increased by $0.3 million as these costs generally increase as the number of homes in the Rental Program increase. Marketing and other costs decreased by $0.1 million due to reductions in bad debt expense offset by increased advertising expenses.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2009 and 2008 (in thousands, except for statistical information):

	Years Ended December 31,
Financial Information	2009	2008	Change	% Change
New home sales	$5,049	$8,652	$(3,603)	-41.6%
Pre-owned home sales	27,672	22,825	4,847	21.2%
Revenue from homes sales	32,721	31,477	1,244	4.0%

New home cost of sales	4,261	7,690	(3,429)	-44.6%
Pre-owned home cost of sales	19,222	16,596	2,626	15.8%
Cost of home sales	23,483	24,286	(803)	-3.3%

Home Sales NOI / Gross profit	$9,238	$7,191	$2,047	28.5%

Gross profit – new homes	788	962	(174)	-18.1%
Gross margin % – new homes	15.6%	11.1%		4.5%

Gross profit – pre-owned homes	8,450	6,229	2,221	35.7%
Gross margin % – pre-owned homes	30.5%	27.3%		3.2%

Statistical Information
Home sales volume:
New home sales	71	122	(51)	-41.8%
Pre-owned home sales	1,045	843	202	24.0%
Total homes sold	1,116	965	151	15.6%

Home Sales NOI increased by $2.0 million, from $7.2 million to $9.2 million, or 28.5 percent primarily due to improved profit margins and an increase in the number of total homes sold. Gross profit from pre-owned home sales increased by $2.2 million, offset by decreased gross profit from new home sales of $0.2 million.

The gross profit margin on new home sales increased 4.5 percent from 11.1 percent to 15.6 percent.  Although the gross profit margin has increased, the overall gross profit on new home sales declined by $0.2 million.  The decline in new home sales profit was due to a 41.8 percent decline in sales volume.

The gross profit margin on pre-owned home sales increased 3.2 percent from 27.3 percent to 30.5 percent.  Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The cost basis of a rental home is depreciated, therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the Rental Program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales, and therefore, is the principal contributor to the increase in gross profit on pre-owned home sales.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net.  Other revenues decreased by $2.2 million, from $6.8 million to $4.6 million, or 32.4 percent.  This decrease was due to reduced income realized from a gain on sale of land of $3.2 million, increased loss on the disposition of fixed assets of $1.3 million, and decreased commission and ancillary revenue of $0.1 million, offset by increased interest income of $2.1 million and a reduction in fees paid on the transfer of our installment receivables servicing contract to a new service provider in the prior year of $0.3 million.  The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets.  The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

Real Property general and administrative costs increased by $1.3 million, from $16.4 million to $17.7 million, or 7.9 percent due to increased salary and other compensation costs of $0.9 million, increased tax expense of $0.9 million, and increased insurance of $0.2 million, partially offset by a decrease in legal of $0.4 million and other expenses of $0.3 million.  The compensation cost increase includes increased amortization of deferred compensation of $0.6 million related to the vesting of restricted stock in May 2009.  The increased tax expense includes a provision for $0.7 million related to a public notice from the Michigan Department of Treasury dated February 5, 2010 that is contradictory to guidance issued in 1999 with regard to the filing methodology for federally disregarded single member limited liability companies under the former Michigan Single Business Tax.  The provision includes an estimated tax liability for several single member limited liability companies for the years 1997-2007, whose taxable income was included in our consolidated Michigan Single Business Tax returns for those years.  The ultimate payment of this liability is dependent on the outcome of expected litigation and/or legislation in the State of Michigan concerning this controversial notice.

Home Sales and Rentals general and administrative costs increased by $0.7 million, from $6.7 million to $7.4 million, or 10.4 percent due to increased salary costs of $0.5 million and increased advertising costs of $0.2 million.

Georgia flood damage charges were incurred due to a flood that caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We have recorded a charge of $0.8 million associated with the flooding.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

Depreciation and amortization costs increased by $0.6 million, from $64.4 million to $65.0 million, or 0.9 percent due to increased depreciation on investment property for use in our Rental Program of $1.5 million partially offset by decreased amortization of promotions and other depreciation of $0.9 million.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $1.4 million, from $64.2 million to $62.8 million, or 2.2 percent due to a reduction in expense of $5.7 million primarily due to lower interest rates charged on variable rate debt, partially offset by increased expense associated with the increase in our FNMA facility fee of $1.4 million and our secured borrowing arrangements of $2.9 million.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 – Secured Borrowing and Collateralized Receivables for additional information.

Equity loss from affiliates decreased by $14.3 million, from a loss of $16.5 million to loss of $2.2 million, or 86.7 percent due to fewer losses we incurred from our equity investments. We recorded equity losses from the LLC of $0.5 million which included other than temporary impairment charges of $0.3 million in 2009.  We recorded equity losses from Origen of $1.7 million in 2009.  Our equity losses from Origen in 2008 included charges for impairment, loan loss reserves, and loss on sale of a loan portfolio.  We recorded losses of $6.9 million associated with our equity allocation of these reported losses in 2008.  Additionally, we recorded other than temporary impairment charges associated with our investment in Origen of $9.6 million in 2008.

Provision for state income taxes increased by $0.1 million, from $0.3 million to $0.4 million, or 33.3 percent due to the utilization of investment tax credits which reduced tax expense in 2008.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND 2007

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the years ended December 31, 2008 and 2007.  Our Same Site portfolio is equal to our total portfolio for the years ended December 31, 2008 and 2007.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

In order to evaluate the growth of the Same Site communities, management has classified certain items differently than our GAAP statements.  The reclassification difference between our GAAP statements and our Same Site portfolio is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents.   We reclassify these amounts to reflect the utility expenses associated with our Same Site portfolio, net of recovery.

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
Financial Information (in thousands)	2008	2007	Change	% Change
Income from Real Property, net	$185,656	$181,312	$4,344	2.4%
Property operating expenses:
Payroll and benefits	15,053	14,037	1,016	7.2%
Legal, taxes, & insurance	2,996	3,687	(691)	-18.7%
Utilities, net	11,383	11,214	169	1.5%
Supplies and repair	6,843	6,699	144	2.1%
Other	3,177	2,980	197	6.6%
Real estate taxes	15,982	16,366	(384)	-2.3%
Property operating expenses	55,434	54,983	451	0.8%
Real Property NOI	$130,222	$126,329	$3,893	3.1%

	As of December 31,
Other Information	2008	2007	Change
Number of properties	136	136	-
Developed sites	47,613	47,607	6
Occupied sites (1)	37,711	37,758	(47)
Occupancy % (1)	83.1%	83.3%	-0.2%
Weighted average monthly rent per site (2)	$393	$382	$11
Sites available for development	5,583	6,090	(507)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $3.9 million from $126.3 million to $130.2 million, or 3.1 percent. The growth in NOI is primarily due to increased revenues.  Income from real property revenues consist of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $4.3 million, from $181.3 million to $185.6 million, or 2.4 percent. Revenue from our manufactured home and recreational vehicle portfolio increased by $3.6 million due to average rental rate increases of 2.9 percent.  This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, we experienced increased miscellaneous other property revenues of $0.7 million primarily due increased fees charged to residents for rubbish collection, returned and late checks, and other administrative services.

The growth in real property operating expenses of approximately $0.5 million was due to several factors.  Payroll and benefit costs increased by $1.0 million due to our annual merit wage increase and associated payroll taxes, and increased health insurance costs. Utility costs related to water and rubbish removal charges increased $0.2 million. Supply and repair costs related to community maintenance increased by $0.2 million.  Other expenses related to administrative costs such as postage, advertising, etc. increased by $0.2 million. The increased operating expenses were partially offset by reductions in legal fees, insurance charges, and real estate taxes.  Legal fees related to delinquency and other property matters decreased by $0.4 million. Property and casualty insurance decreased by $0.3 million due to a decrease in reserves for current claims and favorable settlement of prior claims. Real estate taxes decreased by $0.4 million due to an adjustment to accrued real estate taxes due to refunds of tax appeals, principally in the states of Michigan and Texas.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.  The programs we have established for our customers to lease or buy new and pre-owned homes have helped to stabilize portfolio occupancy.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2008 and 2007 (in thousands, except for certain items marked with *):

	Years Ended December 31,
Financial Information	2008	2007	Change	% Change
Rental home revenue	$20,533	$18,840	$1,693	9.0%
Site rent from Rental Program (1)	24,537	21,704	2,833	13.1%
Rental Program revenue	45,070	40,544	4,526	11.2%
Expenses
Payroll and commissions	2,008	2,459	(451)	-18.3%
Repairs and refurbishment	7,419	6,526	893	13.7%
Taxes and insurance	2,802	2,366	436	18.4%
Marketing and other	3,444	2,479	965	38.9%
Rental Program operating and maintenance	15,673	13,830	1,843	13.3%
Rental Program NOI	$29,397	$26,714	$2,683	10.0%

Other Information
Number of occupied rentals, end of period*	5,517	5,328	189	3.5%
Investment in occupied rental homes	$170,521	$161,057	$9,464	5.9%
Number of sold rental homes*	596	363	233	64.2%
Weighted average monthly rental rate*	$736	$718	$18	2.5%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Net operating income from the rental program increased $2.7 million from $26.7 million to $29.4 million, or 10.0 percent as a result of a $4.5 million increase in revenue partially offset by a $1.8 million increase in expenses. Revenues increased due to the increase in the number of leased homes in our Rental Program and due to the increase in average rental rates (as indicated in the table above).

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

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2008 and 2007 (in thousands, except for statistical information):

	Years Ended December 31,
Financial Information	2008	2007	Change	% Change
New home sales	$8,652	$6,056	$2,596	42.9%
Pre-owned home sales	22,825	16,849	5,976	35.5%
Revenue from homes sales	31,477	22,905	8,572	37.4%

New home cost of sales	7,690	4,928	2,762	56.0%
Pre-owned home cost of sales	16,596	13,253	3,343	25.2%
Cost of home sales	24,286	18,181	6,105	33.6%

Home Sales NOI / Gross profit	$7,191	$4,724	$2,467	52.2%

Gross profit – new homes	962	1,128	(166)	-14.7%
Gross margin % – new homes	11.1%	18.6%		-7.5%

Gross profit – pre-owned homes	6,229	3,596	2,633	73.2%
Gross margin % – pre-owned homes	27.3%	21.3%		6.0%

Statistical Information
Home sales volume:
New home sales	122	76	46	60.5%
Pre-owned home sales	843	636	207	32.5%
Total homes sold	965	712	253	35.5%

Home Sales NOI increased by $2.5 million, from $4.7 million to $7.2 million, or 52.2 percent primarily due to increased sales volume. Gross profit from pre-owned home sales increased by $2.6 million, offset by decreased gross profit from new home sales of $0.2 million.

The gross profit margin on pre-owned home sales increased 6.0 percent from 21.3 percent to 27.3 percent. Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The cost basis of a rental home is depreciated, therefore, the gross profit margin on the sale of these homes increases the longer the home has been in the Rental Program. An increase in the volume of rental home sales is the primary reason for the overall increase in pre-owned home sales, and therefore, is the principal contributor to the increase in gross profit on pre-owned home sales.

While the number of new home sales increased by 60.5 percent, gross profit decreased by 14.7 percent. The selling price of new homes in the Florida market was reduced to facilitate sales during this period of declining demand as potential buyers, worried about dwindling retirement and investment funds, were hesitant to purchase. The increase in new home sale volume was due, primarily, to an increase in sales of Signature Homes.  Signature Homes were a new product line in 2008 and offered a contemporary design that compared favorably to the “feel” of a stick built residential home. The increase in gross profit from Signature Home sales was more than offset by the decline in gross profit from the sale of new homes in Florida.

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

Real Property general and administrative costs increased by $1.8 million, from $14.6 million to $16.4 million, or 12.3 percent due to increased salary, benefit, and other compensation costs of $2.5 million (including severance costs of $0.9 million associated with the retirement of our former President), partially offset by decreased legal fees and other costs of $0.2 million and decreases in the Michigan single business tax of $0.5 million.  The Michigan single business tax was replaced by the Michigan business tax and is now recorded as an income tax rather than a general and administrative expense.

Home Sales and Rentals general and administrative costs increased by $0.6 million, from $6.1 million to $6.7 million, or 9.8 percent due to increased commissions paid for home sales of $0.2 million and increased advertising costs of $0.4 million.

Depreciation and amortization costs increased by $2.5 million, from $61.9 million to $64.4 million, or 4.0 percent primarily due to the additional homes added to our investment property for use in our Rental Program.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $1.3 million, from $65.5 million to $64.2 million, or 2.0 percent due to a reduction in expense of $2.6 million primarily due to lower interest rates charged on variable rate debt, partially offset by increased expense of $1.3 million associated with our secured borrowing arrangements.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 – Secured Borrowing and Collateralized Receivables in our Notes to Consolidated Financial Statements included herein.

Equity losses from affiliates increased by $8.5 million, from $8.0 million to $16.5 million, or 106.3 percent due to increased other than temporary charges to the carrying value of the Origen investment of $7.7 million, and increased equity allocation of the estimated losses from affiliates of $0.8 million.

Provision for state income taxes decreased by $0.5 million, from $0.8 million to $0.3 million, or 62.5 percent due to a change in the effective tax rate used to calculate the deferred tax liability related to the Michigan Business Tax and the utilization of investment tax credits.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues	$252,028	$247,460	$232,291
Operating expenses/Cost of sales	107,487	105,187	96,228
NOI/gross profit	144,541	142,273	136,063
Adjustments to arrive at net loss:
Other revenues	4,581	6,831	2,784
General and administrative	(25,099)	(23,097)	(20,649)
Georgia flood damage	(800)	-	-
Depreciation and amortization	(65,011)	(64,427)	(61,900)
Asset impairment charge	-	(9,087)	-
Interest expense	(62,779)	(64,157)	(65,540)
Equity loss from affiliates	(2,176)	(16,498)	(7,969)
Provision for state income taxes	(413)	(336)	(768)
Loss from continuing operations	(7,156)	(28,498)	(17,979)
Loss from discontinued operations	(227)	(5,111)	(793)
Net loss	(7,383)	(33,609)	(18,772)
Less: amounts attributable to noncontrolling interests	(1,081)	839	(2,129)
Net loss attributable to Sun Communities, Inc. common stockholders	$(6,302)	$(34,448)	$(16,643)

FUNDS FROM OPERATIONS

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

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2009, 2008, and 2007 (in thousands, except for per share/OP unit amounts):

	Years Ended December 31,
	2009	2008	2007
Net loss	$(7,383)	$(33,609)	$(18,772)
Adjustments:
Depreciation and amortization	66,888	66,892	64,615
Provision (benefit) for state income taxes (1)	(97)	(402)	585
Valuation adjustment (2)	-	-	(248)
Gain on disposition of assets, net	(3,432)	(6,380)	(741)
Funds from operations (FFO)	$55,976	$26,501	$45,439

Weighted average Common Shares/OP Units outstanding:
Basic	20,833	20,463	20,240
Diluted	20,833	20,508	20,346

FFO per weighted average Common Share/OP Unit - Basic	$2.69	$1.30	$2.25
FFO per weighted average Common Share/OP Unit - Diluted	$2.69	$1.29	$2.24

FUNDS FROM OPERATIONS

The table below adjusts FFO to exclude certain items as detailed below (in thousands, except for per share/OP unit amounts):

	Years Ended December 31,
	2009	2008	2007
Net loss	$(7,383)	$(33,609)	$(18,772)
Equity affiliate adjustment	1,654	16,470	9,829
Asset impairment charge	-	13,171	-
Severance charges	-	888	-
Georgia flood damage	800	-	-
Michigan Single Business tax provision	740	-	-
Origen LLC impairment charge	322	-	-
Adjusted net loss	(3,867)	(3,080)	(8,943)
Depreciation and amortization	66,888	66,892	64,615
Provision (benefit) for state income taxes (1)	(97)	(402)	585
Valuation adjustment (2)	-	-	(248)
Gain on disposition of assets, net	(3,432)	(6,380)	(741)
Adjusted funds from operations (FFO)	$59,492	$57,030	$55,268

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$2.86	$2.78	$2.72

(1)
The tax provision for the year ended December 31, 2007 represents potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax.  The tax benefit for the years ended December 31, 2008 and 2009 represent the reversal of this tax provision. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

(2)
We had an interest rate swap, which matured in July 2007, which was not eligible for hedge accounting. Accordingly, the valuation adjustment (the theoretical non-cash profit or loss if the swap contract were to be terminated at the balance sheet date) was recorded in interest expense. As it was held till maturity the net cumulative valuation adjustment approximated zero. We had no intention of terminating the swap prior to maturity and therefore excluded the valuation adjustment from FFO so as not to distort this comparative measure.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

We expect to meet our short-term liquidity requirements through working capital provided by operating activities and through borrowings on our lines of credit. We consider these resources to be adequate to meet our operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, payment of dividends to our stockholders to maintain qualification as a REIT in accordance with the Code, and payment of distributions to our Operating Partnership’s unitholders.

From time to time, we evaluate acquisition opportunities that meet our criteria for acquisition. Should such investment opportunities arise in 2010, we will finance the acquisitions through secured financing, debt and/or equity venture capital, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the year ended December 31, 2009, we have invested $5.3 million related to the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2010 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our unsecured line of credit.

Cash and cash equivalents decreased by $1.7 million from $6.2 million at December 31, 2008, to $4.5 million as of December 31, 2009. Net cash provided by operating activities from continuing operations increased by $8.7 million from $51.6 million for the year ended December 31, 2008 to $60.3 million for the year ended December 31, 2009.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Item 1A.

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at December 31, 2009 and 2008 was $89.1 million and $85.8 million, respectively. In addition, $4.0 million and $3.3 million of availability were used to back standby letters of credit as of December 31, 2009 and 2008, respectively. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 2.0 percent as of December 31, 2009. The borrowings under the line of credit mature October 1, 2011, assuming an election of a one-year extension that is available at our discretion. As of December 31, 2009, $21.9 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2009, the highest balance on the line of credit was $105.0 million. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

LIQUIDITY AND CAPITAL RESOURCES, continued:

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which were complied with as of December 31, 2009. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of December 31, 2009, the distribution coverage was 82.3 percent and the fixed charge coverage ratio was 1.69:1.

While many of our fundamentals and those of the manufactured housing industry have been improving over recent years, our share price has suffered due to the derailed investor confidence in these challenging economic conditions. The current economic downturn and the lack of liquidity in the lending environment have generally resulted in a reduction of the availability of financing and higher borrowing costs. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of this financial turmoil. We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above and we have only limited debt maturities until July 2011. Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2010 through 2014 are as follows:

2010	$1.3 million and any balance outstanding on the floor plan facility
2011	$103.7 million and any balance outstanding on the unsecured line of credit
2012	$35.8 million
2013	$30.2 million
2014	$520.9 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $200.2 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of December 31, 2009, the borrowing base was in excess of $115.0 million by $14.2 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive.  See “Risk Factors” in Item 1A.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

LIQUIDITY AND CAPITAL RESOURCES, continued:

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2009, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations	Total Due	1 year	2-3 years	4-5 years	After 5 years

Collateralized term loan - FNMA	$373,501	$4,353	$9,337	$307,302	$52,509
Collateralized term loan - B of A	471,299	8,012	117,883	186,936	158,468
Mortgage notes, other	213,327	1,693	34,978	35,187	141,469
Lines of credit	94,465	5,365	89,100	-	-
Redeemable preferred OP units	48,947	1,295	4,300	43,352	-
Secured debt	52,368	2,016	4,688	5,525	40,139
Total principal payments	1,253,907	22,734	260,286	578,302	392,585

Interest expense (1)	260,686	56,595	100,346	72,120	31,625
Operating leases	3,774	666	1,332	1,332	444
Total contractual obligations	$1,518,367	$79,995	$361,964	$651,754	$424,654

(1) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2009, and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2009, our debt to total market capitalization approximated 75.2 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 4.8 years and a weighted average interest rate of 4.9 percent.

Capital expenditures for the years ended December 31, 2009 and 2008 included recurring capital expenditures of $7.2 million and $7.7 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2010.

Net cash used for investing activities was $39.5 million for the year ended December 31, 2009, compared to $40.6 million for the year ended December 31, 2008. The difference is due to decreased investment in property of $4.4 million, decreased investment in affiliates of $0.5 million, and increased principal repayment on an officer’s note and other notes receivable of $2.6 million, offset by reduced proceeds received from the disposition of land and other assets of $6.4 million.

Net cash used for financing activities was $21.9 million for the year ended December 31, 2009, compared to $9.8 million for the year ended December 31, 2008. The difference is due to increased repayments on notes payable and other debt of $8.3 million, reduced proceeds of $4.7 million received from the issuance of debt, reduced net borrowings on the lines of credit of $0.6 million, increased costs associated with transactions related to our debt of $0.2 million, and increased distributions to our stockholders and OP unitholders of $0.3 million, partially offset by increased net proceeds received from the issuance of additional shares of $2.0 million.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability interest rates changes could have an effect on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of December 31, 2009. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement, entered into in January 2009, fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The third swap agreement, entered into in February 2009, fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. In April 2009, we entered into a new interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR unless otherwise noted.

Our remaining variable rate debt totals $243.5 million and $241.4 million as of December 31, 2009 and 2008, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2009 and 2008, we believe our interest expense would have increased or decreased by approximately $2.2 million based on the $222.9 million and $221.7 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2009 and 2008, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to ensure that information we are required to disclose in filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2009 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Committees

Pursuant to the terms of our charter, the board of directors (the “Board”) is divided into three classes. The class up for election at the annual meeting of shareholders to be held in 2010 will hold office for a term expiring at the annual meeting of shareholders to be held in 2013. A second class will hold office for a term expiring at the annual meeting of shareholders to be held in 2011 and a third class will hold office for a term expiring at the annual meeting of shareholders to be held in 2012. Each director will hold office for the term to which such director is elected and until such director’s successor is duly elected and qualified. At each of our annual meeting of the shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

The Board meets quarterly, or more often as necessary. The Board met four times during 2009 and took various actions pursuant to resolutions adopted by unanimous written consent. All directors attended at least 75% of the meetings of the Board and each committee on which they served.  All directors attended the annual meeting of shareholders held on July 29, 2009.

Several important functions of the Board may be performed by committees that are comprised of members of the Board. Our Bylaws authorize the formation of these committees and grant the Board the authority to prescribe the functions of each committee and the standards for membership of each committee. In addition, the Board appoints the members of each committee. The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. You may find copies of the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. You may also find a copy of our corporate governance guidelines and its code of business ethics under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. All of the committee charters, our corporate governance guidelines and our code of business ethics are available in print to any shareholder who requests them.

The Audit Committee operates pursuant to a third amended and restated charter that was approved by the Board in December 2007. It is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Audit Committee, among other functions, (i) has the sole authority to appoint, retain, terminate and determine the compensation of our independent accountants, (ii) reviews with our independent accountants the scope and results of the audit engagement, (iii) approves professional services provided by our independent accountants, (iv) reviews the independence of our independent accountants, and (v) directs and controls our internal audit functions. The current members of the Audit Committee are Messrs. Robert H. Naftaly, Clunet R. Lewis (Chairman) and Ms. Stephanie W. Bergeron, all of whom are “independent” as that term is defined in the rules of the SEC and applicable rules of the New York Stock Exchange (“NYSE”). The Audit Committee held four formal meetings and several informal meetings during the fiscal year ended December 31, 2009. The Board has determined that each member of the Audit Committee is an “audit committee financial expert,” as defined by SEC rules. See “Report of the Audit Committee.”

The Compensation Committee operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Compensation Committee, among other functions, (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and such other executive officers as may be designated by the Chief Executive Officer, evaluates the performance of such officers in light of such goals and objectives, and determines and approves the compensation of such officers based on these evaluations, (ii) approves the compensation of our other executive officers, (iii) recommends to the Board for approval the compensation of the non-employee directors and (iv) oversees our incentive-compensation plans and equity-based plans. The current members of the Compensation Committee are Messrs. Robert H. Naftaly (Chairman), Clunet R. Lewis and Paul D. Lapides, all of whom are independent directors under the NYSE rules. During the fiscal year ended December 31, 2009, the Compensation Committee held seven formal meetings and took various actions pursuant to resolutions adopted by unanimous written consent. See “Report of the Compensation Committee on Executive Compensation.”

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter that was approved by the Board in March 2004. A copy of the NCG Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The NCG Committee, among other functions, is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (ii) recommending that the Board select the committee-recommended nominees for election at each annual meeting of shareholders, (iii) developing and recommending to the Board a set of corporate governance guidelines applicable to us, and (iv) periodically reviewing such guidelines and recommending any changes, and overseeing the evaluation of the Board. The current members of the NCG Committee are Messrs. Ted J. Simon (Chairman), Clunet R. Lewis and Ronald L. Piasecki, all of whom are independent under the NYSE rules. The NCG Committee held one (1) formal meeting during the fiscal year ended December 31, 2009. The NCG Committee considers diversity and skills in identifying nominees for service on our Board.  Regarding diversity, the NCG Committee considers the entirety of the board and a wide range of economic, social and ethnic backgrounds and does not nominate representational directors from any specific group.

The Executive Committee was established to generally manage our day-to-day business and affairs between regular Board meetings. In no event may the Executive Committee, without the prior approval of the Board acting as a whole: (i) recommend to the shareholders an amendment to our Charter; (ii) amend our Bylaws; (iii) adopt an agreement of merger or consolidation; (iv) recommend to the shareholders the sale, lease or exchange of all or substantially all of our property and assets; (v) recommend to the shareholders our dissolution or a revocation of a dissolution; (vi) fill vacancies on the Board; (vii) fix compensation of the directors for serving on the Board or on a committee of the Board; (viii) declare dividends or authorize the issuance of our stock; (ix) approve or take any action with respect to any related party transaction involving us; or (x) take any other action which is forbidden by our Bylaws. All actions taken by the Executive Committee must be promptly reported to the Board as a whole and are subject to ratification, revision and alteration by the Board, except that no rights of third persons created in reliance on authorized acts of the Executive Committee can be affected by any such revision or alteration. The current members of the Executive Committee are Messrs. Gary A. Shiffman and Ted J. Simon. The Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2009 but took various actions pursuant to resolutions adopted by unanimous written consent.

The Board oversees and implements its risk management function several different ways.  Specifically, the Audit Committee discusses  our risk assessment and risk management policies with the Chief Financial Officer and other accounting staff, our internal auditor and our independent accountants on a quarterly basis in conjunction with its review of our quarterly and annual financial statements.  In addition, the Board discusses the general risks facing us, the risk factors disclosed in our annual and period reports and our risk management policies with our executive management team from time to time throughout the year.  In the event that a specific risk is identified, the Board or the Audit Committee directs management to assess, evaluate and provide remedial recommendations to the Board, or the Audit Committee, with respect to such risk which may include suggested public disclosure.

Independence of Non-Employee Directors

The NYSE rules require that a majority of the Board consist of members who are independent. There are different measures of director independence—independence under New York Stock Exchange rules, under Section 16 of the Exchange Act and under Section 162(m) of the Code. The Board has reviewed information about each of our non-employee directors and determined that Paul D. Lapides, Clunet R. Lewis, Robert H. Naftaly, Ronald L. Piasecki, Ted J. Simon and Stephanie W. Bergeron are independent directors. The independent directors meet on a regular basis in executive sessions without management participation. In 2009, the executive sessions occurred after some of the regularly scheduled meetings of the entire Board and may occur at such other times as the independent directors deem appropriate or necessary.  The Board appoints a lead director on an annual basis to serve for a term of one year.  Clunet R. Lewis is currently serving as lead director.  The lead director calls and presides at the executive sessions of our independent directors, acts as a liaison between our management team and the Board and is responsible for identifying, analyzing and making recommendations to the Board with respect to certain strategic and extraordinary matters.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been or will be one of our officers or employees.  We do not have any interlocking relationships between our executive officers and the Compensation Committee and the executive officers and compensation committees of any other entities, nor has any such interlocking relationship existed in the past.

Consideration of Director Nominees

Board Membership Criteria

The Board of Directors has established criteria for Board membership. These criteria include the following specific, minimum qualifications that the NCG Committee believes must be met by an NCG Committee-recommended nominee for a position on the Board:

•	The candidate must have experience at a strategic or policymaking level in a business, government, non-profit or academic organization of high standing;

•	The candidate must be highly accomplished in his or her field, with superior credentials and recognition;

•	The candidate must be well regarded in the community and must have a long-term reputation for high ethical and moral standards;

•	The candidate must have sufficient time and availability to devote to our affairs, particularly in light of the number of boards on which the nominee may serve; and

•
The candidate’s principal business or occupation must not be such as to place the candidate in competition with us or conflict with the discharge of a director’s responsibilities to us or to our shareholders.

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

Consideration of Shareholder Nominated Directors

The NCG Committee’s current policy is to review and consider any director candidates who have been recommended by shareholders in compliance with the procedures established from time to time by the NCG Committee. All shareholder recommendations for director candidates must be submitted in writing to our Secretary at Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, MI 48034, who will forward all recommendations to the NCG Committee. All shareholder recommendations for director candidates for election at the 2011 annual meeting of shareholders must be submitted to our Secretary not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the 2010 annual meeting provided, however, that if the 2011 annual meeting is more than 30 days earlier or later than the first anniversary of the 2010 annual meeting, notice by the shareholder must be delivered not earlier than the 120th day and not later than the 90th day prior to the date of the 2011 annual meeting or, if the first public announcement of the date of the 2011 annual meeting is less than 100 days prior to the date of the 2011 annual meeting, the tenth day following the day on which public announcement of the date of the 2011 annual meeting is first made by us. All shareholder recommendations for director candidates must include the following information:

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

•
The consent of the proposed director candidate (1) to be named in the proxy statement relating to our annual meeting of stockholders and (2) to serve as a director if elected at such annual meeting; and

•	Any other information regarding the proposed director candidate that is required to be included in a proxy statement filed pursuant to the rules of the SEC.

Identifying and Evaluating Nominees

The NCG Committee may solicit recommendations for director nominees from any or all of the following sources: non-management directors, executive officers, third-party search firms or any other source it deems appropriate. The NCG Committee will review and evaluate the qualifications of any proposed director candidate that it is considering or has been recommended to it by a shareholder in compliance with the NCG Committee’s procedures for that purpose, and conduct inquiries it deems appropriate into the background of these proposed director candidates. When nominating a sitting director for re-election, the NCG Committee will consider the director’s performance on the Board and the director’s qualifications in respect to the criteria set forth above. Other than circumstances in which we are legally required by contract or otherwise to provide third parties with the ability to nominate directors, the NCG Committee will evaluate all proposed director candidates based on the same criteria and in substantially the same manner, with no regard to the source of the initial recommendation of the proposed director candidate.

Board of Directors

The following list identifies each incumbent director and describes each person’s principal occupation for the past five years. Each of the directors has served continuously from the date of his or her election to the present time.

Name	Age	Office
Gary A. Shiffman	55	Chairman, Chief Executive Officer, President and Director
Paul D. Lapides	55	Director
Clunet R. Lewis	66	Director
Robert H. Naftaly	72	Director
Ronald L. Piasecki	70	Director
Ted J. Simon	79	Director
Arthur A. Weiss	61	Director
Stephanie W. Bergeron	56	Director

Gary A. Shiffman is our Chairman, Chief Executive Officer, and President, and has been an executive officer since our inception. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past twenty years.  He has overseen the acquisition, rezoning, development and marketing of numerous manufactured home expansion projects, as well as other types of income producing real estate. Additionally, Mr. Shiffman has significant direct holdings in various real estate asset classes, which include office, multi-family, industrial, residential and retail.  Mr. Shiffman is an executive officer and a director of Sun Home Services, Inc. (“Sun Home Services”) and all of our other corporate subsidiaries. Mr. Shiffman is also a director of Origen Financial, Inc. (OTCBB: ORGN.BB).  Mr. Shiffman received the Manufactured Home Community Operator of the Year Award in 1997 and in 2002, by the Manufactured Housing Institute.

Stephanie W. Bergeron has been a director since May 2007. Ms. Bergeron, a certified public accountant, also serves as the President and Chief Executive Officer of Walsh College. Additionally, Ms. Bergeron serves as President and Chief Executive Officer of Bluepoint Partners, LLC, a firm providing financial consulting services. From December 1998 to December 2003, Ms. Bergeron served as Vice President and Treasurer and then Senior Vice President-Corporate Financial Operations of The Goodyear Tire & Rubber Company (“Goodyear”).  Prior to joining Goodyear, Ms. Bergeron was a Vice President and Assistant Treasurer of DaimlerChrysler Corporation. She has also served on Audit Committees of several publicly traded companies (including as chairman) and a number of not for profit organizations.  During her business career, Ms. Bergeron directed staff responsible for accounting, treasury, investor relations and tax matters.  Crain’s Detroit Business named Bergeron one of its “Most Influential Women” in 1997 and in 2007.

Paul D. Lapides has been a director since December 1993. Mr. Lapides is Director of the Corporate Governance Center in the Michael J. Coles College of Business at Kennesaw State University, where he is an associate professor of management and entrepreneurship. Mr. Lapides is a director of EasyLink Services International Corporation (NASDAQ: ESIC) and a member of the Advisory Board of the National Association of Corporate Directors and served on the NACD’s Blue Ribbon Commission on Audit Committees (1999). Mr. Lapides has extensive knowledge and experience in the areas of real estate and corporate governance.  Mr. Lapides, a certified public accountant, has been involved in real-estate related activities including the management of a $3.0 billion national portfolio of income-producing real estate consisting of 42,000 multi-family units and 16 million square feet of commercial space.  As a published author or co-author of more than 100 articles and twelve books, Mr. Lapides is considered a well-respected authority in management and corporate governance related issues.

Clunet R. Lewis has been a director since December 1993. From 1995 until 2000, Mr. Lewis served in various positions with Eltrax Systems, Inc., a NASDAQ National Market System company, including Secretary, General Counsel, member of the Board of Directors and Chief Financial Officer. In these roles, Mr. Lewis was primarily responsible for the company’s legal affairs, its relationship with its auditors, and the interactions between the company and the SEC.  From 1989 until 1994, Mr. Lewis served as Secretary and General Counsel of Military Communications Center, Inc., a privately held company that provided retail telecommunications services to members of the United States Armed Services.  From 1990 through 1991, Mr. Lewis was Managing Director of MCC Communications, Inc., a privately held company that provided international telecommunications services to members of the United States Armed Services serving in the Persian Gulf area during the Gulf War.  Prior to 1993, Mr. Lewis was a shareholder of the law firm of Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”).  While actively engaged in the practice of law, Mr. Lewis focused on mergers and acquisitions, debt financings, issuances of equity and debt securities and corporate governance and control issues.

Robert H. Naftaly has been a director since October 2006.  Mr. Naftaly is retired as President and Chief Executive Officer of PPOM, an independent operating subsidiary of Blue Cross Blue Shield of Michigan (“BCBSM”) and as Executive Vice President and Chief Operating Officer of BCBSM. Previously, Mr. Naftaly served as Vice President and General Auditor of Detroit Edison Company and was the Director of the Department of Management and Budget for the State of Michigan.  He was a managing partner and founder of Geller, Naftaly, Herbach & Shapiro, a certified public accounting firm. In addition, Mr. Naftaly has served as a director of Meadowbrook Insurance Group, Inc. (NYSE:MIG) since 2002 where he is currently the Chairman of the Compensation Committee and a member of the Audit Committee and Finance Committee.  Mr. Naftaly is a director of Walsh College, a premier non-profit institution that offers business and technology degrees and programs, and the Chairman of the Audit Committee.  Mr. Naftaly, a certified public accountant, draws upon a wide experience of board membership and leadership experiences.  Mr. Naftaly was appointed by Governor Jennifer Granholm, as Chairperson, State Tax Commission of the State of Michigan in 2002.  Mr. Naftaly is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.  In 2002, he received the Distinguished Achievement Award from the Michigan Association of Certified Public Accountants.

Ronald L. Piasecki has been a director since May 1996, upon completion of our acquisition of twenty-five manufactured housing communities (the “Aspen Properties”) owned by affiliates of Aspen Enterprises, Ltd. (“Aspen”).  Mr. Piasecki was a director of Aspen Properties, which he co-founded in 1974.  From 1974 until its sale to us in 1996, Mr. Piasecki was the managing partner in charge of property acquisition, financing and disposition, legal and accounting relationships and oversight, resident relations, lobbying and syndication and sale of registered private equity limited partnership and participating mortgage interests. Prior to our acquisition, Aspen was one of the largest privately-held developers and owners of manufactured housing communities in the U.S.  In addition, Mr. Piasecki is a director of Advanced Equities Financial Corporation, a financial services firm engaged in retail and institutional securities brokerage, venture capital investment banking and financial advisory services.  Mr. Piasecki has been involved in real estate development and management since 1968 when he began working in the tax department of the then accounting firm of Lybrand, Ross Brothers and Montgomery in Detroit.  Mr. Piasecki then practiced law, specializing in real estate development, syndication and management, until 1980 when he became a full time partner in Aspen.  Mr. Piasecki is currently engaged in the development and management of residential real estate properties in western Michigan.

Ted J. Simon has been a director since December 1993. Since February 1999, Mr. Simon has been affiliated with Grand Sakwa Management LLC, a real estate development company located in Farmington Hills, Michigan. From 1981 until January 1999, Mr. Simon was the Vice President-Real Estate (Midwest Group) of The Great Atlantic & Pacific Tea Company, Inc. and Mr. Simon was a Vice President-Real Estate and a director of Borman’s Inc., a wholly owned subsidiary of The Great Atlantic & Pacific Tea Company, Inc. Mr. Simon is also a director of Clarkston State Bank, a wholly-owned subsidiary of Clarkston Financial Corporation (OTC BB: CKSB.OB).  Mr. Simon has extensive executive-level experience in the real estate industry in general, including the management of large real estate and investment portfolios.  Mr. Simon has been involved in business activities related to residential and commercial real estate for the past 58 years.  Early in his career, Mr. Simon was involved with brokerage and management activities within the Detroit Metropolitan area.  Later, Mr. Simon served as a senior real estate officer of various public supermarket companies with stores located across the United States, and their affiliated development subsidiaries.

Arthur A. Weiss has been a director since October 1996. Since 1976, Mr. Weiss has practiced law with the law firm of JRH&W, which represents us in various matters.  Mr. Weiss is currently Chairman of the Board of Directors and a shareholder of JRH&W.  Mr. Weiss practices law in the area of business planning, taxation, estate planning and real estate law.  Mr. Weiss is a director of several closely-held companies in the real estate industry, steel industry, technology industry and banking industry. Mr. Weiss is also a director and officer of a number of closely held public and private nonprofit corporations, which include the Jewish Federation of Metropolitan Detroit and the Detroit Symphony Orchestra, where he is on the executive committee, and serves as a vice-president and  board member. Mr. Weiss received a MBA in finance and a post graduate LLM degree from New York University in taxation.  In addition to being an author and frequent lecturer in the Detroit area, Mr. Weiss previously was an Adjunct Professor of Law at Wayne State University.  Mr. Weiss was recognized in 2008 as one of the nation’s Top 100 Attorneys by Worth magazine.

To the best of our knowledge, as of the date of this Form 10-K, there are no material proceedings to which any director or nominee is currently a party, or has a material interest, adverse to the Company. Except as described below, to the best of our knowledge, during the past ten years: (i) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any director or nominee, (ii) no director or nominee has been the subject of a or a party to any judicial or administrative proceedings relating to an alleged violation of (a) mail or wire fraud; (b) fraud in connection with any business entity; (c) violations of federal or state securities, commodities, banking or insurance laws and regulations, and (iii) no director or nominee has been the subject of a or a party to any sanction or order of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

As announced on February 27, 2006, the U.S. Securities and Exchange Commission (the “SEC”) completed its inquiry regarding the accounting for our SunChamp investment during 2000, 2001 and 2002, and the entry of an agreed-upon Administrative Order (the “Order”).  The Order required us to cease and desist from violations of certain non intent-based provisions of the federal securities laws, without admitting or denying any such violations.  On February 27, 2006, the SEC filed a civil action against Mr. Shiffman, in his capacity as our Chief Executive Officer, Jeffrey P. Jorissen, our then (and now former as of February 2008) Chief Financial Officer and a former Controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order.  On July 21, 2008, the U.S. District Court for the Eastern District of Michigan approved a settlement whereby the SEC dismissed its civil lawsuit against Mr. Shiffman and our former Controller.  The SEC concurrently reached a settlement with Mr. Jorissen.

Executive Officers

The persons listed below are our executive officers who served during the last completed fiscal year. Each is appointed by, and serves at the pleasure of, the Board.

Name	Age	Office
Gary A. Shiffman	55	Chairman, Chief Executive Officer, and President
Karen J. Dearing	45	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
John B. McLaren	39	Executive Vice President and Chief Operating Officer
Jonathan M. Colman	54	Executive Vice President

Background information for Gary A. Shiffman is provided above. Background information for the other three current executive officers is set forth below.

Karen J. Dearing joined us in October 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground up developments and expansions. Ms. Dearing became our Corporate Controller in 2002, a Senior Vice President in 2006, and Executive Vice President and Chief Financial Officer in February 2008. She was responsible for the overall management of our accounting and finance departments and all internal and external financial reporting. Prior to working for us, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier specializing in critical automotive fasteners and five years experience as a certified public accountant with Deloitte & Touche.

John B. McLaren brings 14 years of manufactured housing industry experience, more than five of which were served in various roles with us. Prior to his appointment as Executive Vice President and Chief Operating Officer in February 2008, Mr. McLaren served, since August 2005, as Senior Vice President of Sun Home Services with overall responsibility for homes sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for Sun Home Services with responsibility for developing and leading our rental home program.

Jonathan M. Colman joined us in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995 and an Executive Vice President in March 2003. A certified public accountant, Mr. Colman has over twenty years of experience in the manufactured housing community industry. He has been involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90.0 million in public limited partnerships in the late 1980s. Mr. Colman is also a Vice President of all of our corporate subsidiaries.

To the best of our knowledge, as of the date of this Form 10-K, there are no material proceedings to which any executive officer is currently a party, or has a material interest, adverse to us. To the best of our knowledge, except with respect to Mr. Shiffman (as described above), during the past ten years: (i) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer, (ii) no executive officer has been the subject of a or a party to any judicial or administrative proceedings relating to an alleged violation of (a) mail or wire fraud; (b) fraud in connection with any business entity; (c) violations of federal or state securities, commodities, banking or insurance laws and regulations, and (iii) no any executive officer has been the subject of a or a party to any sanction or order of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that, during the year ended December 31, 2009, our directors, executive officers and beneficial owners of more than 10% of our Common Stock have complied with all filing requirements applicable to them, except that Ms. Dearing failed to timely file one report disclosing her disposition of 755 shares of our common stock that were retained by us to satisfy Ms. Dearing’s withholding obligations and Mr. Colman failed to timely file one report disclosing the conversion of 7,500 common OP Units into 7,500 shares of our common stock.
.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Composition and Charter

The Compensation Committee assists the Board in fulfilling its responsibilities for determining the compensation offered to our executive officers. The Compensation Committee, among other functions:

•	consults with executive management in developing a compensation philosophy;

•	evaluates and approves compensation for the our Chief Executive Officer and other executive officers; and

•	oversees and administers our cash and equity incentive plans.

The Compensation Committee has the authority to retain and terminate independent, third-party compensation consultants and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.  The Compensation Committee has not utilized the services of a compensation consulting in crafting its compensation policies.  Each member of the Compensation Committee is independent under NYSE rules. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com.

Compensation Philosophy and Objectives

The goals and objectives of our executive compensation program are to attract and retain a skilled executive team to manage, lead and direct our personnel and capital to obtain the best possible economic results.

The executive compensation program supports our commitment to providing superior shareholder value. This program is designed to:

•	attract, retain and reward executives who have the motivation, experience and skills necessary to lead us effectively and encourage them to make career commitments to us;

•	base executive compensation levels on our overall financial and operational performance and the individual contribution of an executive officer to our success;

•	create a link between the performance of our stock and executive compensation; and

•	position executive compensation levels to be competitive with other similarly situated public companies including the real estate industry in general and manufactured housing REITs in particular.

Annual salary and bonuses are intended to be competitive in the marketplace to attract and retain executives. Stock options and restricted stock awards are intended to provide longer-term motivation which has the effect of linking stock price performance to executive compensation. Restricted stock is also intended to provide post-retirement financial security in lieu of other forms of more costly supplemental retirement programs. We have not implemented any policies related to stock ownership guidelines for its executive management or for members of the Board.

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

Compensation Components and Processes

In order to implement our executive compensation philosophy, the Compensation Committee exercises its independent discretion in reviewing and approving the executive compensation program as a whole, as well as specific compensation levels for each executive officer. Final aggregate compensation determinations for each fiscal year are generally made after the end of the fiscal year, after financial statements for such year become available. At that time, the Compensation Committee determines bonuses, if any, for the past year’s performance, sets base salaries for those executive officers that are not bound by employment agreements for the following fiscal year and makes awards of equity-based compensation, if any. In addition, the Compensation Committee bases its decisions on the most recent publicly available compensation data for senior executive officers of comparable REITs, as well as various compensation studies and surveys, to ensure that compensation packages are in line with our peer group and the real estate industry in general. While comparative market data is a valuable tool to assist the Compensation Committee in setting reasonable and fair compensation for our executive officers, the stated philosophy of our executive compensation program is to recognize individual contributions to our performance and to create a link between our financial performance and executive compensation.

The key components of executive officer compensation are salary, bonuses, restricted stock awards and stock option grants. Salary is generally based on factors such as an individual officer’s level of responsibility, prior years’ compensation, comparison to compensation of other officers, and compensation provided at competitive companies and companies of similar size. Cash bonuses, restricted stock awards and stock option awards are intended to reward exceptional performance by the individual executive officer and us. Benchmarks for determining bonus levels include individual performance, our performance against budget and growth in FFO and NOI, in each case as measured against targets established by the Compensation Committee. A definition of FFO and NOI is included in the “Results of Operations” in Item 7.  The Compensation Committee, in its sole discretion, may make adjustments to the NAREIT definition of FFO in determining FFO performance targets and achievement.

Stock options grants that were outstanding as of December 31, 2009 were awarded in 2001. Stock option grants are valued on the date of grant. Stock option grants vest ratably over three years from the date of grant and expire on the tenth anniversary of the date of grant. As stock options can be fully exercised after three years, they represent a medium-term incentive, the value of which is directly aligned with the achievement of enhanced value for shareholders. Stock options are issued at the market price of the stock on the date of grant except that the options issued in 2001 were granted at 85% of the market price. This differential has been amortized as expense. All of the unexercised options issued to executives in prior years are currently “out of the money” due to the current market value of our stock. In addition, options to acquire 25,000 shares of common stock awarded to the named executive officers in 1999 expired unexercised in December 2009.

Restricted stock awards that were outstanding as of December 31, 2009 were awarded in 1998, 2001, 2002, 2004, 2008 and 2009. Restricted stock awards generally begin to vest after three to four years from the date of grant and then vest over the following six to nine years, although the restricted stock awards issued in 2009 vest in three equal installments on the fourth, fifth and sixth anniversary of the date of grant. Our executive officers (as well as our employees that receive restricted stock awards) receive dividends on the restricted stock awards that have been granted to date, including restricted stock awards that have not vested. We believe that restricted stock awards represent a long-term incentive to key executives to remain committed to us and our objectives. Restricted stock awards encourage the development of a longer term view and strategy for the growth and success of our business along with providing motivation for a long term commitment to us by our executives.

Employment Agreements

Gary A. Shiffman

In 2005, we entered into an employment agreement with Gary A. Shiffman pursuant to which Mr. Shiffman serves as our Chairman, Chief Executive Officer, and President. Mr. Shiffman’s employment agreement is for an initial term ending December 31, 2011 and is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to this employment agreement, Mr. Shiffman is paid an annual base salary of $545,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2006. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. Shiffman is entitled to annual incentive compensation of up to 75% of his then current base salary if he satisfies certain individual and Company performance criteria established from time to time by the Compensation Committee. Mr. Shiffman also is entitled to annual incentive compensation of up to 25% of his then current base salary in the sole discretion of the Compensation Committee. The non-competition clauses of Mr. Shiffman’s employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any ancillary business during the period he is employed by us; and (b) in the manufactured housing community business or any ancillary business for a period of eighteen months following the period he is employed by us. However, Mr. Shiffman’s employment agreement does allow him to make passive investments relating to real estate in general or the housing industry in particular (other than in manufactured housing communities) during the period he is employed by us.

A copy of Mr.Shiffman’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

Karen J. Dearing

On February 5, 2008 (the “Effective Date”), we entered into an employment agreement with Karen J. Dearing pursuant to which Ms. Dearing serves as our Executive Vice President, Treasurer, Chief Financial Officer and Secretary. Ms. Dearing’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2010. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Ms. Dearing is paid an annual base salary of $245,000 in the first year, $265,000 in the second year and $290,000 thereafter, subject to adjustments in accordance with the annual cost of living. In addition to her base salary and in accordance with the terms of her employment agreement, Ms. Dearing is eligible for annual incentive compensation of up to 50% of her base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of her base salary at the sole discretion of the Compensation Committee.  The non-competition clauses of Ms. Dearing’s employment agreement preclude her from engaging, directly or indirectly, in the real estate and manufactured housing business or any ancillary business during the period she is employed by us and for a period of up to twenty four months following the period she is employed by us; provided, however, that if Ms. Dearing is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period she is employed by us.  Notwithstanding, Ms. Dearing’s employment agreement does allow her to make passive investments in publicly-traded entities engaged in our business during the period she is employed by us.

A copy of Ms.Dearing’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

John B. McLaren

On the Effective Date, we entered into an employment agreement with John B. McLaren pursuant to which Mr. McLaren serves as our Executive Vice President and Chief Operating Officer. Mr. McLaren’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2010. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Mr. McLaren is paid an annual base salary of $265,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2009. In addition to his base salary and in accordance with the terms of his employment agreement, Mr. McLaren is eligible for annual incentive compensation of up to 50% of his base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of his base salary at the sole discretion of the Compensation Committee.  The non-competition clauses of Mr. McLaren’s employment agreement preclude him from engaging, directly or indirectly, in the real estate and manufactured housing business or any ancillary business during the period he is employed by us and for a period of up to twenty four months following the period he is employed by us; provided, however, that if Mr. McLaren is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period he is employed by us.  Notwithstanding, Mr. McLaren’s employment agreement does allow him to make passive investments in publicly-traded entities engaged in our business during the period he is employed by us.

A copy of Mr.McLaren’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

2009 Compensation

The base salaries for the named executive officers for the year ended December 31, 2009, were paid in accordance with existing employment agreements or arrangements with us.  In addition to their base salaries, the named executive officers earned, in the aggregate, bonuses of $706,500 for the year ended December 31, 2009.  Although bonuses were earned for the year ended December 31, 2009, such bonuses were not paid until March of 2010.

Under the terms of his employment agreement with us, Mr. Shiffman is entitled to receive a bonus of up to 75% of his base salary, in the sole discretion of the Compensation Committee, if certain annual individual and Company performance criteria, as established by the Compensation Committee, are met and up to 25% of his base salary at the sole discretion of the Compensation Committee.

For 2009, Ms. Dearing is entitled to receive a bonus of up to 75% of her base salary, subject to the discretion of the Compensation Committee, if certain annual individual and Company performance criteria, as established by the Compensation Committee, are met and up to 25% of her base salary at the sole discretion of the Compensation Committee.  For all other years, Ms. Dearing is entitled, under the terms of her employment agreement, to receive a bonus of up to 50% of her base salary, subject to the discretion of the Compensation Committee, if certain annual individual and/or Company performance criteria, as established by the Compensation Committee, are met and up to 50% of her base salary at the sole discretion of the Compensation Committee.

Under the terms of his employment agreement with us, Mr. McLaren is entitled to receive a bonus of up to 50% of his base salary, subject to the discretion of the Compensation Committee, if certain annual individual and/or Company performance criteria, as established by the Compensation Committee, are met and up to 50% of his base salary at the sole discretion of the Compensation Committee.

In the case of Mr. Colman, who does not have an employment agreement with us, an annual bonus may be awarded up to 50% of his base salary if certain annual individual and Company performance criteria are met, as established by the Chief Executive Officer and approved by the Compensation Committee, and up to 50% of his base salary at the sole discretion of the Compensation Committee.

After review of the individual performance of each named executive officer in relation to the agreed upon individual and Company performance objectives, the achievement of the three to five percent growth goal in relation to Adjusted FFO(1), the performance of the Company in relation to budgeted revenue producing site and net operating income targets and our overall performance during the year and in relation to the manufactured housing industry in general, the Compensation Committee determined that certain individual and/or Company performance objectives were met and that the efforts of the named executive officers were substantial in relation to the achievement of our results. Based on such analysis, the Compensation Committee awarded the following bonuses:

	Percentage of Base Salary Awarded for Achievement of Individual and/or Corporate Performance Objectives	Discretionary Percentage of Base Salary Awarded	Bonus
Gary A. Shiffman	55.0%	1.8%	$340,000
Karen J. Dearing	55.0%	9.9%	$172,000
John B. McLaren	4.6%	49.9%	$147,500
Jonathan M. Colman	0.0%	25.7%	$47,000

(1)
Adjusted FFO was determined by excluding the effect of certain equity losses and impairment charges related to our investments in equity affiliates, and certain other non-recurring or unusual charges as determined in the sole discretion of the Compensation Committee.

In July 2009, equity incentive awards of 60,000 shares were granted to Mr. Shiffman and 10,000 shares each were granted to Ms. Dearing and Mr. McLaren under our Equity Incentive Plan, which was approved by shareholders on July 29, 2009.  One third of the shares granted to each of the recipients vests on each of July 29, 2013, 2014 and 2015.

Tax and Accounting Implications

Deductibility of Executive Compensation.

Section 162(m) of the Code limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers. However, compensation that is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by our stockholders is not subject to section 162(m). We have such a plan and may utilize it to mitigate the potential impact of section 162(m). We did not pay any compensation during 2009 that would be subject to section 162(m). We believe that, because we qualify as a REIT under the Code and therefore are not subject to federal income taxes on its income to the extent distributed, the payment of compensation that does not satisfy the requirements of section 162(m) will not generally affect our net income. However, to the extent that compensation does not qualify for deduction under section 162(m) or under short term incentive plans approved by shareholders to, among other things, mitigate the effects of section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that section 162(m) will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder. For these reasons, the Compensation Committee’s compensation policy and practices are not directly governed by section 162(m).

409A Considerations.

We have also taken into consideration Code Section 409A in the design and implementation of our compensation programs. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the executive is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Director Compensation Tables

Directors who are also employees receive no additional compensation for their services as directors. During 2009, we paid directors that are not our employees the following annual fees:

	Chairman	Member
Annual Retainer	$-	$50,000
Audit Committee	$32,500	$30,000
Compensation Committee	$10,000	$5,000
NCG Committee	$10,000	$5,000
Executive Committee	$5,000	$-

Although Arthur A. Weiss earned director’s fees of $50,000 for services during the fiscal year ended December 31, 2009, he declined such fees (See “Certain Relationships and Related Transactions, and Director Independence-Legal Counsel”).

The following tables provide compensation information for each member of the Board for the year ended on December 31, 2009.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Paul D. Lapides	$53,333	$2,491	$55,824
Clunet R. Lewis	$92,500	$2,491	$94,991
Robert H. Naftaly	$86,667	$2,491	$89,158
Ronald L. Piasecki	$58,333	$2,491	$60,824
Ted J. Simon	$66,667	$2,491	$69,158
Arthur A. Weiss	$-	$2,491	$2,491
Stephanie W. Bergeron	$80,000	$2,491	$82,491

(1)
This column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). For additional information on the valuation assumptions with respect to these grants, refer to Note 8 of our  financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.

Name	July 2009 Option Award 1,500 shares each(1)	Aggregate number of options outstanding at December 31, 2009
Paul D. Lapides	$2,491	12,000
Clunet R. Lewis	$2,491	9,500
Robert H. Naftaly	$2,491	4,500
Ronald L Piasecki	$2,491	9,750
Ted J. Simon	$2,491	12,000
Arthur A. Weiss	$2,491	12,000
Stephanie W. Bergeron	$2,491	4,500

(1)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 8 of our financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.

Summary Compensation Table

The following table includes information concerning compensation for our named executive officers for the fiscal year ended December 31, 2009.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)		Total
Gary A. Shiffman, Chairman,	2009	$621,779	$340,000	$897,000	$47,926	(5)	$1,906,705
Chief Executive Officer, and	2008	$598,150	$239,260	$-	$83,594	(6)	$921,004
President	2007	$574,550	$183,856	$-	$76,576	(7)	$834,982

Karen J. Dearing, Executive Vice	2009	$275,192	$172,000	$149,500	$6,022		$602,714
President, Treasurer, Chief	2008	$236,892	$85,750	$198,100	$2,594		$523,336
Financial Officer and Secretary

John B. McLaren, Executive Vice	2009	$280,696	$147,500	$149,500	$5,385		$583,081
President and Chief Operating	2008	$254,287	$78,175	$198,100	$2,594		$533,156
Officer

Jonathan M. Colman, Executive	2009	$190,194	$47,000	$-	$2,314		$239,508
Vice President	2008	$179,550	$44,888	$-	$2,241		$226,679
	2007	$172,450	$43,113	$-	$1,945		$217,508

(1)	The base salary amounts for 2009 include payments for 27 bi-weekly pay periods. The base salary amounts for 2008 and 2007 include payments for 26 bi-weekly pay periods.

(2)
See “2009 Compensation” on page 54 for additional information regarding bonuses awarded in 2009.  Although the bonuses were earned for 2009, 2008, and 2007, such bonuses were not paid until March 2010, 2009 and 2008, respectively.

(3)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 8 of our financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.

(4)
Includes matching contributions to our 401(k) Plan of $4,158, $4,853, $2,062 and $4,900 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing respectively; for the fiscal year ended December 31, 2009. Includes matching contributions to our 401(k) Plan of $2,300 for each of Messrs. Shiffman and McLaren, and Ms. Dearing; and $1,947 for Mr. Colman for the fiscal year ended December 31, 2008. Includes matching contributions our 401(k) Plan of $2,250 for Mr. Shiffman and $1,669 for Mr. Colman for the fiscal year ended December 31, 2007. Also includes premiums for life insurance and accidental death and disability insurance in the amount of $252 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the fiscal year ended December 31, 2009; $294 for each of Messrs. Shiffman, McLaren and Colman and Ms. Dearing for the fiscal year ended December 31, 2008; and $276 for each of Messrs. Shiffman and Colman for the fiscal year ended December 31, 2007.  Includes perquisites for sporting events valued in the amounts of $6,849, $280, and $870 for each of Messrs. Shiffman, McLaren,  and Ms. Dearing respectively.

(5)	Includes $36,667 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors.

(6)	Includes $81,000 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors.

(7)
Includes $74,050 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors. The amount includes $38,750 in cash and restricted stock awards with a grant date fair value of $35,300 computed in accordance with FASB ASC Topic 718.

Grants of Plan Based Awards

We granted each of the named officers restricted shares of our common stock.  One third of the shares vests on each of July 29, 2013, July 29, 2014 and July 29, 2015.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock and Option Awards (1)
Gary A. Shiffman	07/29/09	60,000	$897,000
Karen J. Dearing	07/29/09	10,000	$149,500
John B. McLaren	07/29/09	10,000	$149,500

(1)	Pursuant to SEC rules, this column represents the total fair market value of restricted stock awards, in accordance with FASB ASC Topic 718

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the value of all unexercised options and restricted share awards previously granted our named executive officers:

Outstanding Equity Awards at Fiscal Year-End as of December31, 2009

	Option Awards (1)					Share Awards (2)
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested (3)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights that have not Vested ($)
Gary A. Shiffman	25,000	-	-	$27.03	04/12/11	9,000	(4)	$177,750	-	-
	-	-	-	-	-	1,415	(5)	$27,946	-	-
	-	-	-	-	-	25,668	(6)	$506,943	-	-
	-	-	-	-	-	6,000	(7)	$118,500	-	-
	-	-	-	-	-	60,000	(12)	$1,185,000	-	-

Karen J. Dearing	-	-	-	-	-	2,100	(8)	$41,475	-	-
	-	-	-	-	-	7,500	(10)	$148,125	-	-
	-	-	-	-	-	10,000	(11)	$197,500	-	-
	-	-	-	-	-	10,000	(12)	$197,500	-	-

John B. McLaren	-	-	-	-	-	10,000	(11)	$197,500	-	-
	-	-	-	-	-	10,000	(12)	$197,500	-	-

Jonathan M. Colman	-	-	-	-	-	1,800	(4)	$35,550	-	-
	-	-	-	-	-	517	(5)	$10,211	-	-
	-	-	-	-	-	3,000	(9)	$59,250	-	-

(1)	The options expiring on April 12, 2011 were granted at 85% of the closing price of our Common Stock on NYSE on the date of grant.

(2)	All share awards begin to vest after either the third or fourth anniversary of the date of grant.

(3)	Value based $19.75, the closing price of our Common Stock on NYSE on December 31, 2009.

(4)	Shares will vest on January 31, 2010.

(5)	Shares will vest on March 30, 2011.

(6)	11,083 of the shares will vest on each of July 15th, 2010 and July 15, 2011 and the remaining 3,502 shares will vest on July 15, 2014.

(7)	4,000 of the shares vest on May 10, 2010 and the remaining will vest in two equal installments on May 10, 2011 and May 10, 2014.

(8)	1,400 of the shares vest on May 10, 2010 and the remaining will vest in two equal installments on May 10, 2011 and May 10, 2014.

(9)	2,000 of the shares vest on May 10, 2010 and the remaining will vest in two equal installments on May 10, 2011 and May 10, 2014.

(10)
Shares of phantom stock that vest in three equal installments beginning on May 12, 2010 and ending on May 12, 2012. On each vesting date, Ms. Dearing receives a cash payment equal to the total number of shares vested multiplied by the ten day average trading price of our common stock on NYSE.

(11)
Thirty-five percent of the shares vest on February 5, 2012 and February 5, 2013, twenty percent of the shares vest on February 5, 2014 and the remaining ten percent will vest in two equal installments on February 5, 2015 and February 5, 2018.

(12)	One third of the shares vests on each of July 29, 2013, July 30, 2014 and July 31, 2015.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning shares held by our named executive officers that vested during the fiscal year ended on December 31, 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting		Value Realized on Vesting
Gary A. Shiffman	-	-	9,000		$112,455	(1)
	-	-	11,083		$151,006	(1)
	-	-	7,000		$102,270	(1)
	-	-	6,250		$91,313	(1)

Karen J. Dearing	-	-	2,450		$35,795	(1)
	-	-	2,500	(2)	$36,963	(2)

John B. McLaren	-	-	-		$-

Jonathan M. Colman	-	-	1,800		$22,491	(1)
	-	-	3,500		$51,135	(1)

(1)	Value based on the average of the high and low of the share price on the vesting date, or the next business day if the vesting date was on a weekend.
(2)
Represents an award of phantom stock where a cash bonus is paid on the vesting date in lieu of shares.  The cash bonus value is based on a 10 day average of our closing stock price prior to the vesting date.

Change in Control and Severance Payments

Messrs. Shiffman and McLaren and Ms. Dearing have contractual arrangements with us providing for severance and change in control payments. If any such executive is terminated without “cause,” he or she is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination and a continuation of salary for up to eighteen months after termination in the case of Mr. Shiffman and up to twelve months in the case of Ms. Dearing and Mr. McLaren, subject to the execution of a general release and continued compliance with his or her restrictive covenant. If Messrs. Shiffman’s or McLaren’s or Ms. Dearing’s employment is terminated due to death or disability, he or she or his or her heirs, is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination or death and a continuation of salary for up to twenty four months, in the case of Mr. Shiffman and Ms. Dearing and twelve months in the case of Mr. McLaren. Upon a change of control and if Messrs. Shiffman or McLaren or Ms. Dearing are terminated within two years of the date of such change of control or less than two years remain under the term of their employment agreements, then each of them would receive 2.99 times their annual salary and a continuation of health and insurance benefits for one year. Under any of the foregoing events of termination or change of control, all stock options and other stock based compensation awarded to the executive shall become fully vested and immediately exercisable.

The following tables describe the potential payments upon termination without cause, a termination due to death or disability or after a change of control (and associated termination of the executives) for the following named executive officers:

Termination Without Cause

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits	Total
Gary A. Shiffman	$898,125	$2,016,139	$-	$2,914,264
Karen J. Dearing	$265,000	$584,600	$-	$849,600
John B. McLaren	$270,300	$395,000	$-	$665,300
Jonathan M. Colman	$-	$-	$-	$-

Termination Due to Death or Disability

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits	Total
Gary A. Shiffman	$1,197,500	$2,016,139	$-	$3,213,639
Karen J. Dearing	$530,000	$584,600	$-	$1,114,600
John B. McLaren	$270,300	$395,000	$-	$665,300
Jonathan M. Colman	$-	$105,011	$-	$105,011

Change of Control

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,796,250	$2,016,139	$9,960	$3,822,349
Karen J. Dearing	$795,000	$584,600	$252	$1,379,852
John B. McLaren	$810,900	$395,000	$9,960	$1,215,860
Jonathan M. Colman	$-	$105,011	$-	$105,011

(1)
Assumes a termination on December 31, 2009 and payments based on base salary (without taking into account any accrued incentive based compensation) as of December 31, 2009 for each executive for the periods specified above.

(2)	Calculated based on a termination as of December 31, 2009 and the fair market value of our common stock on NYSE as of December 31, 2009.

(3)	Reflects continuation of health benefits, life insurance and accidental death and disability insurance for the periods specified above.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted,
Members of the Compensation Committee:
Robert H. Naftaly
Clunet R. Lewis
Paul D. Lapides

Report of the Audit Committee

The Board maintains an Audit Committee comprised of three of our directors. The directors who serve on the Audit Committee are all “independent” for purposes of the New York Stock Exchange listing standards. The Audit Committee held four formal meetings and several informal meetings during the 2009 fiscal year.

In accordance with its written charter, the Audit Committee assists the Board with fulfilling its oversight responsibility regarding quality and integrity of our accounting, auditing and financial reporting practices. In discharging its oversight responsibilities regarding the audit process, the Audit Committee:

•	reviewed and discussed the audited financial statements with management and Grant Thornton, LLP, our independent auditors, for the fiscal year ended December 31, 2009;

•	discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards); and

•
reviewed the written disclosures and the letter from the independent auditors required by the Independence Standards Board’s Standard No. 1 (Independence Discussions with Audit Committees), and discussed with the independent auditors any relationships that may impact their objectivity and independence.

Based upon the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements included herein our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 be filed with the SEC.

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
Robert H. Naftaly
Stephanie W. Bergeron

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to us, as of March 1, 2010, the shareholdings of: (a) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (b) each of our directors; (c) each named executive officer listed in the Summary Compensation Table; and (d) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	1,804,202	(2)	9.58%
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	25,491		*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	35,172		*
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	21,010		*
Ted J. Simon 27777 Franklin Road Suite 200 Southfield, Michigan 48034	15,741	(3)	*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	11,400	(4)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	54,650	(5)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	163,922	(6)	*
Arthur A. Weiss 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	628,369	(7)	3.34%
Robert H. Naftaly 27777 Franklin Road Suite 200 Southfield, Michigan 48034	8,500	(8)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	7,500	(9)	*
The Vanguard Group, Inc. (10) 100 Vanguard Blvd. Malvern, PA 19355	1,929,299		10.25%
Wells Fargo & Company (11) 420 Montgomery Street San Francisco, CA 94163	1,037,596		5.51%
Anchor Capital Advisors LLC (12) One Post Office Square Boston, MA 02109	953,617		5.06%
BlackRock, Inc. (13) 40 East 52nd Street New York, NY 10022	1,377,046		7.31%
All executive officers and directors as a group (11 persons)(14)	2,775,957		14.74%

* Less than one percent (1%) of the outstanding shares.

(1)
In accordance with SEC regulations, the percentage calculations are based on 18,830,191 shares of Common Stock issued and outstanding as of March 1, 2010 plus shares of Common Stock which may be acquired pursuant to options exercisable, common limited partnership interests (“Common OP Units”) and preferred limited partnership interests (“Preferred OP Units”) of Sun Communities Operating Limited Partnership that are convertible into Common Stock, within sixty days of March 1, 2010, by each individual or group listed.

(2)
Includes: (a) 434,428 Common OP Units convertible into shares of Common Stock; (b) 25,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010; and (c) 890,933 shares of Common Stock and 453,841 Common OP Units owned by certain limited liability companies of which Mr. Shiffman is a member and a manager.

(3)	Includes 9,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

(4)	Includes 9,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

(5)
Includes 20,000 Common OP Units convertible into shares of Common Stock. Also includes 6,500 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

(6)
Includes: (a) 17,437 Common OP Units convertible into shares of Common Stock and 139,735 Preferred OP Units convertible into Common OP Units (which are convertible into shares of Common Stock); (b) 6,750 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

(7)
Includes 16,938 Common OP Units convertible into shares of Common Stock and 9,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010. Also, includes: (a) 453,841 shares of Common Stock and 141,794 Common OP Units owned by certain limited liability companies of which Mr. Weiss is a manager, and (b) 6,796 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust for which Mr. Weiss is a Co-Trustee.  Mr. Weiss does not have a pecuniary interest in any of the 1997 Shiffman Charitable Remainder Unitrust or the limited liability companies described above and, accordingly, Mr. Weiss disclaims beneficial ownership of the 453,841 shares of Common Stock and the 141,794 Common OP Units held by the limited liability companies described above and the 6,796 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust.

(8)	Includes 1,500 Shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

(9)	Includes 1,500 Shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

(10)	According to the Schedule 13G filed with the SEC as of December 31, 2009, The Vanguard Group, Inc., in its capacity as investment advisor, beneficially owns 1,929,299 shares of Common Stock.

(11)
According to the Schedule 13G filed with the SEC for calendar year 2009, Wells Fargo & Company, in its capacity as a parent holding company or control person in accordance with 240.13d-1(b)(1)(ii)(G), beneficially owns 1,037,596  shares of Common Stock of the Company.

(12)	According to the Schedule 13G filed with the SEC as of June 30, 2009, Anchor Capital Advisors LLC, in its capacity as investment advisor, beneficially owns 953,617 shares of Common Stock.

(13)
According to the Schedule 13G filed with the SEC for calendar year 2009, BlackRock, Inc., in its capacity as a parent holding company or control person in accordance with 240.13d-1(b)(1)(ii)(G), beneficially owns 1,377,046 shares of Common Stock of the Company.

(14)
Includes (a) 1,084,438 Common OP Units convertible into shares of Common Stock and 139,735 Preferred OP Units convertible into Common OP Units (which are convertible into Common Stock); and (b) 68,250 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of March 1, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Equity Affiliates

We have entered into the following transactions with Origen Financial Services, LLC (the “LLC”):

•
Investment in LLC.  We entered into an agreement with four unrelated companies (“Members”) and contributed cash of approximately $0.5 million towards the formation of a limited liability company.  The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members.  We account for our investment in the LLC using the equity method of accounting.  As of December 31, 2009, we had an ownership interest in the LLC of 25 percent, and the carrying value of our investment was zero.

•
Loan Origination, Sale and Purchase Agreement. The LLC had agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid the LLC a weighted average fee of approximately $620 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2009.  We purchased, at par, $6.9 million of these loans during the year ended December 31, 2009.

We have entered into the following transactions with Origen:

•
Capital Investment in Origen: In the 2003 recapitalization of Origen, we purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for approximately $10.3 million.    As of December 31, 2009 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was $1.6 million.

•	Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer is a board member of Origen.

Lease of Principal Executive Offices

Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. In December 2007, we exercised our option to extend the lease for our executive offices. The extension was for a period of five years commencing on May 1, 2008. In August 2008, we modified the lease agreement to add approximately 5,300 additional square feet for a total of approximately 36,700 rentable square feet, and to extend the term of the lease until August 31, 2015, with an option to renew for an additional five years. The annual base rent under the current lease is $18.81 per square foot (gross) and will remain this amount through August 31, 2015. Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as one of our officers and/or directors and their ownership interest in American Center LLC.

Loans to Chief Executive Officer

In 1995, we issued Gary A. Shiffman, our Chief Executive Officer and President, 272,206 shares of common stock and 127,794 OP units for $8,650,000 (the “Purchase Price”). The Purchase Price is evidenced by three separate 10-year promissory notes that bear interest at a rate equal to six months’ LIBOR plus 175 basis points, with a maximum interest rate of 9% per annum and a minimum interest rate of 6% per annum (the “Promissory Notes”). Two of the Promissory Notes with an initial aggregate principal amount of approximately $7.6 million were secured by the shares common stock  (the “Secured Shares”) and OP units (the “Secured Units”) held by Mr. Shiffman and the last Promissory Note with an initial principal amount of approximately $1.0 million is unsecured but fully recourse to Mr. Shiffman. Mr. Shiffman’s personal liability on the secured Promissory Notes is limited to all accrued interest on such notes plus 50% of the deficiency, if any, after application of the proceeds from the sale of the Secured Shares and/or the Secured Units to the then outstanding principal balance of the Promissory Notes. The Promissory Notes provide for quarterly interest only payments and provide that all cash distributions and dividends paid to Mr. Shiffman on the Secured Shares and the Secured Units (the “Distributions”) will first be applied toward the accrued and unpaid interest under the Promissory Notes and 60% of the remainder of the Distributions, if any, will be applied toward the outstanding principal balance of the Promissory Notes.

In April 1997, we loaned Mr. Shiffman an additional $2,600,391 on terms substantially identical to the terms of the other loan to Mr. Shiffman, as described above, and such loan was secured by 80,000 shares of our common stock held by Mr. Shiffman (the promissory notes evidencing this loan, together with the Promissory Notes, are hereinafter referred to as the “Shiffman Notes”).

On July 15, 2002, the due date of the Shiffman Notes was extended such that one-third of the then outstanding principal balance became due on each of December 31, 2008, and December 31, 2009 and the balance of the Shiffman Notes becomes due on December 31, 2010.

The largest aggregate indebtedness outstanding under the Shiffman Notes since January 1, 2009 was approximately $8.3 million. As of March 1, 2010, the amount outstanding under the Shiffman Notes was approximately $3.2 million was secured by 100,704 common shares and 36,539 OP units.

Legal Counsel

During 2009, JRH&W acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $1.1 million in 2009 in connection with services rendered by JRH&W.

Tax Consequences Upon Sale of Properties

Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Therefore, we have different objectives than Mr. Shiffman regarding the appropriate pricing and timing of any sale of those properties.

Policies and Procedures for Approval of Related Party Transactions

None of our executive officers or directors (or any family member or affiliate of such executive officer or director) may enter into any transaction or arrangement with us that reasonably could be expected to give rise to a conflict of interest without the prior approval of the Nominating and Corporate Governance Committee. Any such transaction or arrangement must be promptly reported to the Nominating and Corporate Governance Committee or the full Board. Any such disclosure provided by an executive officer or director is reviewed by the Nominating and Corporate Governance Committee and approved or disapproved. In determining whether to approve such a transaction or arrangement, the Nominating and Corporate Governance Committee takes into account, among other factors, whether the transaction was on terms no less favorable to us than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.

The current policy was adopted and approved in 2004. All related party transactions disclosed above were approved by either the Nominating and Corporate Governance Committee or the full Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered by Grant Thornton, LLP, our independent auditors, for the fiscal years ended December 31, 2009 and 2008 were as follows:

Category	FYE 12/31/09	FYE 12/31/08
Audit Fees: For professional services rendered for the audit of the Company’s financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$429,120	$419,120
Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards and potential transactions and other SEC related matters	$84,250	$41,000
Tax Fees	$-	$-
All Other Fees	$-	$-

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

SUN COMMUNITIES, INC. (Registrant)

Date: March 11, 2010	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	March 11, 2010
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	March 11, 2010
Karen J. Dearing
/s/	Paul D. Lapides	Director	March 11, 2010
Paul D. Lapides
/s/	Ted J. Simon	Director	March 11, 2010
Ted J. Simon
/s/	Clunet R. Lewis	Director	March 11, 2010
Clunet R. Lewis
/s/	Ronald L. Piasecki	Director	March 11, 2010
Ronald L. Piasecki
/s/	Arthur A. Weiss	Director	March 11, 2010
Arthur A. Weiss
/s/	Robert H. Naftaly	Director	March 11, 2010
Robert H. Naftaly
/s/	Stephanie W. Bergeron	Director	March 11, 2010
Stephanie W. Bergeron

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
1.1	Sales Agreement dated August 27, 2009, executed by and between Sun Communities, Inc. and Brinson Patrick Securities Corporation	(33)
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	First Amended and Restated Bylaws	(30)
3.3	Articles Supplementary, dated October 16, 2006	(16)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(24)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(8)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(24)
4.4	Sun Communities, Inc. Equity Incentive Plan	(31)
4.5	Form of Senior Indenture	(34)
4.6	Form of Subordinated Indenture	(34)
10.1	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(4)
10.1	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership with respect to 80,000 shares of Common Stock	(5)
10.11	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(14)
10.12	Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated as of January 1, 2005#	(14)
10.13	Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc., dated as of January 1, 2005#	(14)
10.14	First Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated December 30, 2007 #	(21)
10.15	Second Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated March 17, 2008#	(23)
10.16	Retirement from Employment and Release, dated July 10, 2008 by and among Sun Communities, Inc. and Brian W. Fannon#	(27)
10.17	Employment Agreement by and between John B. McLaren and Sun Communities, Inc. dated February 5, 2008#	(22)
10.18	Employment Agreement by and between Karen J. Dearing and Sun Communities, Inc. dated February 5, 2008#	(22)
10.19	Long Term Incentive Plan	(5)
10.2	Sun Communities, Inc. 1998 Stock Purchase Plan#	(6)
10.2	Second Amended and Restated 1993 Stock Option Plan	(7)
10.21	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(8)
10.22	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.23	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.24	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.25	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(15)
10.26	Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#	(15)
10.27	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#	(15)
10.28	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(21)
10.29	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(23)
10.3	Amended and Restated 1993 Non-Employee Director Stock Option Plan	(2)
10.3	Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#	(15)
10.31	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(15)
10.32	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen #	(21)
10.33	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(23)
10.34	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(22)
10.35	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(22)
10.36	Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of America, N.A., as Lender	(12)
10.37	Schedule identifying substantially identical agreements to Exhibit 10.33	(12)

Exhibit Number	Description	Method of Filing
10.38	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and Bank of America, N.A., as Lender	(12)
10.39	Schedule identifying substantially identical agreements to Exhibit 10.35	(12)
10.4	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.4	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and Bank of America, N.A., as Lender	(12)
10.41	Schedule identifying substantially identical agreements to Exhibit 10.37	(12)
10.42	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and Bank of America, N.A., as Lender	(12)
10.43	Schedule identifying substantially identical agreements to Exhibit 10.39	(12)
10.44	Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(12)
10.45	Appendix I (definitions) to Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and Arcs Commercial Mortgage Co., L.P., as Lender	(12)
10.46	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(12)
10.47	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(12)
10.48	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(12)
10.49	Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of Arcs Commercial Mortgage Co., L.P., in the original principal amount of $152,362,500	(12)
10.5	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.5	Credit Agreement, dated September 30, 2004, among the Company, the Operating Partnership, Standard Federal Bank National Association, LaSalle Bank National Association and other lenders	(13)
10.51	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.52	First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.53	First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.54	Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.55	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.56	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(11)
10.58	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(17)
10.59	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(17)
10.6	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(17)
10.6	2004 Non-Employee Director Stock Option Plan#	(20)
10.61	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(17)
10.62	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000	(18)

Exhibit Number	Description	Method of Filing
10.63	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.	(18)
10.64	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(18)
10.65	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(18)
10.66	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(18)
10.67	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(18)
10.68	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(18)
10.69	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(18)
10.7	Form of Restricted Stock Award Agreement#	(15)
10.7	First Amendment to Amended and Restated Master Credit Facility Agreement dated May 31, 2007 by and among (i) Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, and (ii) ARCS Commercial Mortgage Co., L.P.	(19)
10.71	Fourth Amendment to Credit Agreement dated June 1, 2007 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., LaSalle Bank Midwest National Association, the Huntington National Bank, KeyBank National Association, National City Bank of the Midwest and Sovereign Bank	(19)
10.72	Loan Agreement, dated as of June 20, 2008, by and among Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, and LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.73	Open-End Mortgage, dated as of June 20, 2008, executed by Apple Orchard, L.L.C., to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.74	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Lakeview LLC to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.75	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Tampa East, LLC to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.76	Promissory Note, dated June 20, 2008, in the principal amount of Twenty Seven Million and 00/100 Dollars ($27,000,000.00), by Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, in favor of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.77	Continuing Unconditional Guaranty, dated as of June 20, 2008, executed by Sun Communities Operating Limited Partnership to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.78	Form and Example of: Environmental Indemnity Agreement, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. and Sun Communities Operating Limited Partnership to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.79	Form and Example of: Assignment of Leases and Rents, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.8	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 94,570 shares of Common Stock	(3)
10.8	Agreement for Purchase and Sale, dated as of July 1, 2008, by and between Sun Communities, Inc., Sun Communities Operating Limited Partnership, and 21st Mortgage Corporation	(26)
10.81	Inventory Security Agreement and Power of Attorney dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st MORTGAGE CORPORATION	(28)
10.82	Terms Schedule dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st MORTGAGE CORPORATION	(28)
10.83	Guaranty, dated as of March 6, 2009, executed by Sun Communities, Inc. to and for the benefit of 21st MORTGAGE CORPORATION	(28)
10.84	Letter Agreement dated April 20, 2009, by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)

Exhibit Number	Description	Method of Filing
10.85	Second Amendment to Amended and Restated Master Credit Facility dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.86	Interest Rate Cap Security, Pledge and Assignment Agreement dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.87	Promissory Note dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and Bank of America, N.A.	(32)
10.88	Guaranty Agreement dated June 29, 2009, by and among Sun Communities Operating Limited Partnership on behalf of Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, in favor of Bank of America, N.A.	(32)
10.89	Term Loan Agreement dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and Bank of America, N.A.	(32)
10.9	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 305,430 shares of Common Stock	(3)
21.1	List of Subsidiaries of Sun Communities, Inc.	(35)
23.1	Consent of Grant Thornton LLP	(35)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(35)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(35)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(35)

(1)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972

(3)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-K for the quarter ended September 30, 1995

(4)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(5)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997

(6)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998

(7)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(8)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 14, 1999

(9)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(10)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(11)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended

(12)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(14)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(15)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 19, 2006

(17)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(18)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(19)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

(20)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(21)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 4, 2008

(22)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 7, 2008

(23)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 19, 2008

(24)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated June 3, 2008

(25)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(26)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 7, 2008

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 15, 2008

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 12, 2009

(29)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

(30)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 30, 2009

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 22, 2009

(32)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(33)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 27, 2009

(34)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 333-158623

(35)	Filed herewith

#	Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2009, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited Sun Communities, Inc. (a Maryland Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sun Communities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Sun Communities, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sun Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
March 11, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland Corporation) and subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits of the basic financial statements included the financial statement schedule listed in the accompanying index.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 17 to the consolidated financial statements, the Company adopted new accounting guidance on January 1, 2009 related to the accounting for its non-controlling interests.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Communities Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2010 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
March 11, 2010

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)

	As of December 31,
	2009	2008
ASSETS
Investment property, net	$1,064,305	$1,099,020
Cash and cash equivalents	4,496	6,162
Inventory of manufactured homes	3,934	3,342
Investment in affiliates	1,646	3,772
Notes and other receivables	74,030	57,481
Other assets	32,954	37,152
Assets of discontinued operations	-	70
TOTAL ASSETS	$1,181,365	$1,206,999

LIABILITIES
Debt	$1,159,442	$1,139,152
Lines of credit	94,465	90,419
Other liabilities	38,766	37,240
Liabilities of discontinued operations	-	70
TOTAL LIABILITIES	1,292,673	1,266,881

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (December 31, 2009 and 2008, 20,635 and 20,313 shares issued respectively)	206	203
Additional paid-in capital	463,811	459,847
Officer's notes	(5,028)	(8,334)
Accumulated other comprehensive loss	(1,858)	(2,851)
Distributions in excess of accumulated earnings	(498,370)	(445,147)
Treasury stock, at cost (December 31, 2009 and 2008, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(104,839)	(59,882)
Noncontrolling interests	(6,469)	-
TOTAL STOCKHOLDERS’ DEFICIT	(111,308)	(59,882)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,181,365	$1,206,999

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007
REVENUES
Income from real property	$198,844	$195,450	$190,546
Revenue from home sales	32,721	31,477	22,905
Rental home revenue	20,463	20,533	18,840
Ancillary revenues, net	387	455	508
Interest	6,005	3,902	2,884
Other income (loss), net	(1,811)	2,474	(608)
Total revenues	256,609	254,291	235,075

COSTS AND EXPENSES
Property operating and maintenance	51,176	49,246	47,851
Real estate taxes	16,537	15,982	16,366
Cost of home sales	23,483	24,286	18,181
Rental home operating and maintenance	16,291	15,673	13,830
General and administrative - real property	17,670	16,363	14,556
General and administrative - home sales and rentals	7,429	6,734	6,093
Georgia flood damage	800	-	-
Depreciation and amortization	65,011	64,427	61,900
Asset impairment charge	-	9,087	-
Interest	59,432	60,775	61,939
Interest on mandatorily redeemable debt	3,347	3,382	3,601
Total expenses	261,176	265,955	244,317

Loss before income taxes and equity loss from affiliates	(4,567)	(11,664)	(9,242)
Provision for state income taxes	(413)	(336)	(768)
Equity loss from affiliates	(2,176)	(16,498)	(7,969)
Loss from continuing operations	(7,156)	(28,498)	(17,979)
Loss from discontinued operations	(227)	(5,111)	(793)
Net loss	(7,383)	(33,609)	(18,772)
Less: amounts attributable to noncontrolling interests	(1,081)	839	(2,129)
Net loss attributable to Sun Communities, Inc. common stockholders	$(6,302)	$(34,448)	$(16,643)

Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(6,099)	$(29,209)	$(15,940)
Loss from discontinued operations, net of state income taxes	(203)	(5,239)	(703)
Loss attributable to Sun Communities, Inc. common stockholders	$(6,302)	$(34,448)	$(16,643)

Weighted average common shares outstanding:
Basic	18,484	18,176	17,938
Diluted	18,484	18,176	17,938

Basic and diluted loss per share:
Continuing operations	$(0.33)	$(1.61)	$(0.89)
Discontinued operations	(0.01)	(0.29)	(0.04)
Basic and diluted loss per share	$(0.34)	$(1.90)	$(0.93)

Cash dividends per common share:	$2.52	$2.52	$2.52

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
 (In thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non-controlling Interest	Total Stock-holders' Deficit
Balance as of December 31, 2006	$200	$452,882	$(9,083)	$820	$(302,022)	$(63,600)	$79,197	$12,391	$91,588
Redemption of common stock and OP units, net	2	5,988		-	(5,326)	-	664	(962)	(298)
Exercise of stock options	-	38	-	-	-	-	38	-	38
Stock-based compensation - amortization and forfeitures	-	1,121	-	-	-	-	1,121	-	1,121
Reclassification and conversion of noncontrolling interest	-	(1,542)	-	-	-	-	(1,542)	1,542	-
Net loss	-	-	-	-	(16,643)	-	(16,643)	(2,129)	(18,772)
Debt payable on OP units	-	-	-	-	-	-	-	(46)	(46)
Unrealized loss on interest rate swaps	-	-	-	(1,676)	-	-	(1,676)	-	(1,676)
Repayment of officer's notes	-	-	343	-	-	-	343	-	343
Cash distributions declared of $2.52 per share	-	-	-	-	(40,455)	-	(40,455)	(5,797)	(46,252)
Balance as of December 31, 2007	$202	$458,487	$(8,740)	$(856)	$(364,446)	$(63,600)	$21,047	$4,999	$26,046
Redemption of common stock, net	1	1	-	-	(1)	-	1	-	1
Stock-based compensation - amortization and forfeitures	-	1,359	-	-	-	-	1,359	-	1,359
Net loss	-	-	-	-	(34,448)	-	(34,448)	839	(33,609)
Debt payable on OP units	-	-	-	-	-	-	-	(47)	(47)
Unrealized loss on interest rate swaps	-	-	-	(1,995)	-	-	(1,995)	-	(1,995)
Repayment of officer's notes	-	-	406	-	-	-	406	-	406
Cash distributions declared of $2.52 per share	-	-	-	-	(46,252)	-	(46,252)	(5,791)	(52,043)
Balance as of December 31, 2008	$203	$459,847	$(8,334)	$(2,851)	$(445,147)	$(63,600)	$(59,882)	$-	$(59,882)
Issuance of common stock, net	3	1,502	-	-	-	-	1,505	-	1,505
Stock-based compensation - amortization and forfeitures	-	2,462	-	-	-	-	2,462	-	2,462
Net loss	-	-	-	-	(6,302)	-	(6,302)	(1,081)	(7,383)
Unrealized gain on interest rate swaps and cap	-	-	-	993	-	-	993	118	1,111
Repayment of officer's notes	-	-	3,306	-	-	-	3,306	-	3,306
Cash distributions declared of $2.52 per share	-	-	-	-	(46,921)	-	(46,921)	(5,506)	(52,427)
Balance as of December 31, 2009	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(104,839)	$(6,469)	$(111,308)

	Years Ended December 31,
	2009	2008	2007
Net loss	$(7,383)	$(33,609)	$(18,772)
Unrealized gain (loss) on interest rate swaps	1,111	(1,995)	(1,676)
Total comprehensive loss	(6,272)	(35,604)	(20,448)
Less: amounts attributable to noncontrolling interests	(963)	839	(2,129)
Comprehensive loss attributable to Sun Communities, Inc. common stockholders	$(5,309)	$(36,443)	$(18,319)

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net loss	$(7,383)	$(33,609)	$(18,772)
Less: Loss from discontinued operations, net of tax	(227)	(5,111)	(793)
Loss from continuing operations	(7,156)	(28,498)	(17,979)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Loss (gain) from land dispositions	(90)	(3,336)	45
Gain on disposal of other assets and depreciated homes, net	(3,215)	(3,044)	(835)
Asset impairment charges	-	9,087	-
Loss (gain) on valuation of derivative instruments	(9)	12	(248)
Stock compensation expense	2,566	1,961	1,127
Depreciation and amortization	67,516	66,958	65,431
Amortization of deferred financing costs	1,659	1,543	1,437
Equity loss from affiliates, net of distributions	2,176	16,728	9,319
Change in notes receivables from financed sales of inventory homes, net of repayments	(4,236)	(4,773)	(1,142)
Change in inventory, other assets and other receivables, net	(881)	(6,880)	(1,682)
Change in accounts payable and other liabilities	1,957	1,816	43
Net cash provided by operating activities of continuing operations	60,287	51,574	55,516
Net cash used for operating activities of discontinued operations	(526)	(464)	(229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,761	51,110	55,287

INVESTING ACTIVITIES:
Investment in properties	(45,140)	(49,499)	(45,124)
Investment in affiliate	(50)	(500)	-
Proceeds related to dispositions of land	172	6,436	850
Proceeds related to disposition of other assets and depreciated homes, net	276	349	3,004
Payment of notes receivable and officer's notes, net	5,257	2,660	14,832
NET CASH USED FOR INVESTING ACTIVITIES	(39,485)	(40,554)	(26,438)

FINANCING ACTIVITIES:
Issuance (redemption) of common stock and OP units, net	1,505	(476)	(298)
Proceeds from option exercise	-	-	38
Borrowings on lines of credit	132,701	147,837	117,712
Payments on lines of credit	(128,655)	(143,121)	(118,409)
Payments to retire preferred operating partnership units	(500)	-	(4,500)
Proceeds from issuance of notes payable and other debt	49,855	54,500	39,825
Payments on notes payable and other debt	(23,909)	(16,078)	(13,849)
Payments for deferred financing costs	(477)	(338)	(799)
Distributions to stockholders and OP unit holders	(52,462)	(52,133)	(46,337)
NET CASH USED FOR FINANCING ACTIVITIES	(21,942)	(9,809)	(26,617)

Net increase (decrease) in cash and cash equivalents	(1,666)	747	2,232
Cash and cash equivalents, beginning of period	6,162	5,415	3,183
Cash and cash equivalents, end of period	$4,496	$6,162	$5,415

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$52,938	$56,567	$60,001
Cash paid for interest on mandatorily redeemable debt	$3,348	$3,433	$3,573
Cash paid for state income taxes	$527	$249	$-
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$1,111	$(1,995)	$(1,676)
Reduction in secured borrowing balance	$5,156	$1,289	$-

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2009, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties”, or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2009, the Properties contained an aggregate of 47,572 developed sites comprised of 42,294 developed manufactured home sites, 3,176 permanent recreational vehicle sites, 2,102 seasonal recreational vehicle sites, and approximately 6,000 additional manufactured home sites suitable for development.

Principles of Consolidation

The accompanying financial statements include our accounts and all majority-owned and controlled subsidiaries.  All inter-company transactions have been eliminated in consolidation.  Any subsidiaries, in which we have an ownership percentage greater than 50 percent, but less than 100 percent, represent subsidiaries with a noncontrolling interest.  The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results.  This allocation is recorded as the noncontrolling interest in our Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnote disclosures.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

Subsequent Events

We have evaluated our financial statements for subsequent events.

Investment Property

Investment property is recorded at cost, less accumulated depreciation.  We review the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, adverse change to the extent for manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.  An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds.  Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.  See Note 3 for additional information.

We periodically receive offers from interested parties to purchase certain of our properties. These offers may be the result of an active program initiated by us to sell the property, or from an unsolicited offer to purchase the property. The typical sale process involves a significant negotiation and due diligence period between us and the potential purchaser. As the intent of this process is to determine if there are items that would cause the purchaser to be unwilling to purchase or we would be unwilling to sell, it is not unusual for such potential offers of sale/purchase to be withdrawn as such issues arise. We classify assets as “held for sale” when it is probable, in our opinion, that a sale transaction will be completed within one year. This typically occurs when all significant contingencies surrounding the closing have been resolved, which often corresponds with the closing date.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including analysis of recently acquired and existing comparable properties in our portfolio, other market data and independent appraisals if obtained in connection with the acquisition or financing of the respective property. We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets (including in-place leases) acquired.

Depreciation and amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $1.1 million and $2.0 million as of December 31, 2009 and 2008, respectively.

Notes and Accounts Receivable

We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due.

The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history.  We reserve for estimated unrecoverable costs associated with our notes receivables.   We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for our notes receivable.  See Note 5 for additional information.

Share-Based Compensation

Share-based compensation cost for restricted stock awards is measured based on the closing share price of our common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. Share based compensation cost for phantom share awards is re-measured based on the closing share price of our common stock at the end of each reporting period.  See Note 8 for additional information.

Deferred Tax Assets

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.   See Note 12 for additional information.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are expensed as incurred.

Investments in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting.  The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received.  We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment.  Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators.  See Note 6 for additional information.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants generally range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.  Interest income on notes receivable is recorded on a level yield basis over the life of the notes.  We report certain taxes collected from the resident and remitted to taxing authorities in revenue.  These taxes include certain Florida property and fire taxes.

Other Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to renovate repossessed homes for our Rental Program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware.  Costs incurred to obtain new financing are capitalized and amortized over the terms of the related loan agreement using the straight-line method (which approximates the effective interest method).

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  See Note 16 for additional information regarding the estimates and assumptions used to estimate the fair value of each class of financial instrument.

Derivative Instruments and Hedging Activities

We do not enter into derivative instruments for speculative purposes.  We adjust our balance sheet on a quarterly basis to reflect the current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged.  The effective portion of the hedge is recorded in accumulated other comprehensive income.  We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.  See Note 15 for additional information.  Cash flows from derivative instruments are classified in the same category as the cash flows of the underlying hedged items, which are in the operating activities section of the Consolidated Statements of Cash Flows.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Discontinued Operations

We had investments in certain land improvements and equipment that provided cable television services to certain communities within the Real Property Operations segment.  During the fourth quarter of 2008, we determined that the cable television assets could not provide the necessary return on investment to justify the capital investment required to keep up with the technological advances in the offered product. In December 2008, we announced our intention to exit the cable television service business and recorded a $4.1 million impairment charge on the long-lived assets associated with this business.

We completed the sale of the cable television services business the third quarter of 2009.  Cash proceeds from this sale were $0.3 million, resulting in a net gain on sale of $0.1 million. The results of the cable television service business have been presented as a discontinued operation in the Consolidated Financial Statements for all periods presented.

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Years Ended December 31,
	2009	2008	2007
Revenues	$423	$756	$881
Expenses	(777)	(1,783)	(1,674)
Asset impairment	-	(4,084)	-
Gain on sale of business	127	-	-
Loss from discontinued operations	(227)	(5,111)	(793)
Amounts attributable to noncontrolling interests	24	(128)	90
Loss from discontinued operations attributable to Sun Communities, Inc. common stockholders	$(203)	$(5,239)	$(703)

	As of December 31,
	2009	2008
ASSETS
Accounts receivable, net	$-	$16
Other assets	-	54
Total assets	$-	$70
LIABILITIES
Accounts payable	$-	$16
Deferred income	-	38
Other liabilities	-	16
Total liabilities	$-	$70

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	As of December 31,
	2009	2008
Land	$116,266	$116,292
Land improvements and buildings	1,183,613	1,177,362
Rental homes and improvements	203,435	194,649
Furniture, fixtures, and equipment	35,400	34,050
Land held for future development	26,986	26,986
Investment property	1,565,700	1,549,339
Less: Accumulated depreciation	(501,395)	(450,319)
Investment property, net	$1,064,305	$1,099,020

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Property, continued

In September 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We recorded a charge of $0.8 million associated with the flooding in the third quarter of 2009.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

During 2008, we sold approximately 82 acres of undeveloped land that resulted in a $3.3 million gain. We also recorded impairment charges of $13.2 million associated with certain long-lived assets as a result of an impairment analysis performed during the fourth quarter of 2008. A portion of this non-cash charge relates to the cable television service business presented in discontinued operations and accordingly, $4.1 million is included in loss from discontinued operations.  See Note 2 for additional information.

4.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and we have received a total of $31.3 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes during 2009. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.  The recourse provisions are considered to be a form of continuing involvement, and we have recorded these transactions as a transfer of financial assets.

In the event of note default, and subsequent repossession of a manufactured home, the terms of the agreement require us to repurchase the manufactured home. Default is defined as the failure to repay the installment note according to contractual terms. The repurchase price is calculated as a percentage of the outstanding principal balance of the installment note, plus any outstanding late fees, accrued interest, legal fees, and escrow advances associated with the installment note.  The percentage used to determine the repurchase price of the outstanding principal balance on the installment note is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $52.2 million (net of allowance of $0.2 million) and $26.1 million (net of allowance of $0.1 million) as of December 31, 2009 and 2008, respectively.  The outstanding balance on the secured borrowing was $52.4 million and $26.2 million as of December 31, 2009 and 2008, respectively.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Transfers of Financial Assets, continued

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

Beginning balance as of December 31, 2008	$26,211
Financed sales of manufactured homes and transfers of financial assets	31,313
Principal payments and payoffs from our customers	(2,389)
Repurchases	(2,767)
Total activity	26,157
Ending balance as of December 31, 2009	$52,368

The collateralized receivables earn interest income and the secured borrowings accrue borrowing costs at the same interest rates.  The amount of interest income and expense recognized was $4.2 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	As of December 31,
	2009	2008
Installment notes receivable on manufactured homes, net	$12,627	$21,232
Collateralized receivables, net (see Note 4)	52,201	26,159
Other receivables, net	9,202	10,090
Total notes and other receivables, net	$74,030	$57,481

Installment Notes Receivable on Manufactured Homes

The installment notes of $12.6 million (net of allowance of $0.1 million) and $21.2 million (net of allowance of $0.1 million) as of December 31, 2009 and 2008, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  The notes have a net weighted average interest rate and maturity of 7.4 percent and 12.4 years as of December 31, 2009, and 7.6 percent and 13.8 years as of December 31, 2008.

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $52.2 million (net of allowance of $0.2 million) and $26.1 million (net of allowance of $0.1 million) as of December 31, 2009 and 2008, respectively.  The receivables have a net weighted average interest rate and maturity of 10.9 percent and 13.8 years as of December 31, 2009, and 10.1 percent and 14.0 years as of December 31, 2008.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Notes and Other Receivables, continued

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivables, and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was $0.3 million and 0.2 million as of December 31, 2009 and 2008, respectively.

Other Receivables

Other receivables were comprised of amounts due from residents of $1.5 million (net of allowance of $0.2 million), home sale proceeds of $3.4 million, an employee loan of $0.5 million, insurance receivables of $0.9 million, and rebates and other receivables of $2.9 million as of December 31, 2009.  Other receivables were comprised of amounts due from residents of $1.6 million (net of allowance of $0.3 million), home sale proceeds of $3.7 million, an employee loan of $0.5 million, insurance receivables of $0.3 million, and rebates and other receivables of $4.0 million as of December 31, 2008.

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively.  The following table sets forth certain information regarding officer’s notes as of December 31, 2009 and 2008 (in thousands except for common stock and OP units):

	December 31, 2009			December 31, 2008
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$581	35,756	-	$963	59,263	-
Secured - $6.6 million	2,952	79,395	57,118	4,894	131,591	94,669
Secured - $1.0 million	457	42,268	-	757	70,057	-
Subtotal secured notes	3,990	157,419	57,118	6,614	260,911	94,669

Unsecured - $1.0 million	457	-	-	757	-	-
Unsecured - $1.3 million	581	-	-	963	-	-
Subtotal unsecured notes	1,038	-	-	1,720	-	-
Total promissory notes	$5,028	157,419	57,118	$8,334	260,911	94,669

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes.  The value of secured common stock and secured OP Units total approximately $4.2 million based on the closing price of our shares on the New York Stock Exchange of $19.75 as of December 31, 2009. The unsecured notes are fully recourse to the officer.

Total interest income related to the officer’s notes was $0.3 million, $0.5 million, and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The reduction in the aggregate principal balance of these notes was $3.3 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively. The terms of the officer’s notes require that the two remaining installment payments are due on December 31, 2009 and 2010. The officer’s notes allow for a 10 day grace period and the payment due on December 31, 2009, in the amount of $1.7 million, was paid in full on January 8, 2010.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment in Affiliates

Origen Financial, LLC. (“LLC”)

In August 2008, we entered into an agreement with four unrelated companies (“Members”) to form a new limited liability company.  We contributed cash of approximately $0.5 million toward the formation of the LLC.  The LLC purchased the origination platform of Origen Financial, Inc. (“Origen”). The purpose of the venture is to originate manufactured housing installment contracts for its Members thereby eliminating the need for us to become licensed to originate loans in each of the 18 states in which we do business.

As of December 31, 2009, we had an ownership interest in the LLC of 25 percent.  We have recorded equity losses from the LLC of $0.5 million for the year ended December 31, 2009.  This equity loss included other than temporary impairment charges of $0.3 million.  We concluded that our investment in the LLC was not recoverable due to operating losses, liquidity concerns, and declining revenue trends.  The carrying value of our investment is zero as of December 31, 2009. Our equity allocation of the LLC’s financial results was insignificant for the year ended December 31, 2008.

Origen

In October 2003, we purchased 5,000,000 shares of common stock of Origen. As of December 31, 2009 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was $1.6 million.  Our investment in Origen had a market value of approximately $7.3 million based on a quoted market closing price of $1.45 per share from the “Pink Sheet Electronic OTC Trading System” as of December 31, 2009.

We recorded equity losses from Origen of $1.7 million, $16.5 million, and $8.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.  These equity losses included other than temporary impairment charges of $9.6 million and $1.9 million for the years ended December 31, 2008 and 2007, respectively.

Summarized financial information for Origen is presented before elimination of inter-company transactions (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Total revenues	$84,799	$90,474	$94,902
Total expenses	93,366	134,930	135,298
Loss from continuing operations	(8,567)	(44,456)	(40,396)
Discontinued operations	-	9,092	8,629
Net loss	$(8,567)	$(35,364)	$(31,767)

	As of December 31,
ASSETS	2009	2008
Loans receivable	$808,360	$911,947
Other assets	37,922	53,586
Total assets	$846,282	$965,533
LIABILITIES
Warehouse and securitization financing	$689,762	$775,120
Repurchase agreements	-	-
Other liabilities	62,414	112,218
Total liabilities	$752,176	$887,338

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Collateralized term loans - CMBS	$471,299	$478,907	4.6	5.6	5.1%	5.1%
Collateralized term loans - FNMA	373,501	377,651	4.4	5.4	4.1%	4.8%
Preferred OP Units	48,947	49,447	3.7	4.7	6.8%	6.8%
Secured borrowing (see Note 4)	52,368	26,211	13.8	14.0	10.9%	10.1%
Mortgage notes, other	213,327	206,936	5.6	6.6	5.2%	5.4%
Total debt	$1,159,442	$1,139,152	5.1	5.9	5.1%	5.2%

Collateralized Term Loans

The collateralized term loans totaling $844.8 million as of December 31, 2009, are secured by 87 properties comprising of 31,226 sites representing approximately $538.3 million of net book value.

We exercised our option to extend the due date of approximately $152.4 million of secured, variable rate borrowings to May 1, 2014. In connection with this extension, the lender increased the facility fee associated with this borrowing. See Note 19 for additional information.

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

During 2009, we redeemed $0.5 million of the $1.8 million of the Series B-3 Preferred OP Units in accordance with the original agreement.  In January 2010, we redeemed an additional $0.9 million of the $1.8 million of the Series B-3 Preferred OP Units in accordance with the original agreement.

Secured Borrowing

Since the third quarter of 2008, we have completed various transactions involving our installment notes.  These transactions were recorded as a transfer of financial assets, and the cash proceeds related to these transactions were recorded as a secured borrowing.  See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $213.3 million as of December 31, 2009, are collateralized by 19 communities comprising of 6,381 sites representing approximately $182.4 million of net book value.

During June 2009, we completed a financing of $18.5 million with Bank of America. The loan has a three year term. The loan is secured by three properties. The interest rate is 400 basis points over LIBOR, with a minimum rate of 5.0 percent (effective rate 5.0 percent as of December 31, 2009). Proceeds of $11.2 million were used to repay mortgage notes that matured in June 2009. The remaining proceeds were used to pay down our unsecured line of credit.

7.	Debt and Lines of Credit, continued

In June 2008, we completed a financing of $27.0 million with Bank of America. The loan has a three year term, with a two year extension at our option. The terms of the loan required interest only payments for the first year, with the remainder of the term being amortized based on a 30 year table. The interest rate is 205 basis points over LIBOR, or Prime plus 25 basis points (3.5 percent was the effective rate as of December 31, 2009). The proceeds from the financing were used to repay an existing mortgage note of $4.3 million with the remainder used to pay down our line of credit.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $89.1 million and $85.8 million as of December 31, 2009 and 2008, respectively. In addition, $4.0 million and $3.3 million of availability was used to back standby letters of credit as of December 31, 2009 and 2008, respectively. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal on last day of such calendar month.  The weighted average interest rate on the outstanding borrowings was 2.0 percent as of December 31, 2009.  The borrowings under the line of credit mature October 1, 2011, assuming the election of a one year extension that is available at our discretion. As of December 31, 2009 and 2008, $21.9 million and $25.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at December 31, 2009).  The outstanding balance as of December 31, 2009 was $5.4 million.

Our previous $40.0 million floor plan facility matured on March 1, 2009.  As of December 31, 2008, the outstanding balance on the floor plan was $4.6 million.

As of December 31, 2009, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2010	2011	2012	2013	2014	After 5 years
Lines of credit	$94,465	$5,365	$89,100	$-	$-	$-	$-
Mortgage loans payable:
Maturities	987,954	-	103,708	31,519	26,814	480,883	345,030
Principal amortization	70,173	14,058	13,921	13,050	13,267	8,461	7,416
Preferred OP Units	48,947	1,295	-	4,300	3,345	40,007	-
Secured borrowing	52,368	2,016	2,227	2,461	2,645	2,880	40,139
Total	$1,253,907	$22,734	$208,956	$51,330	$46,071	$532,231	$392,585

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of December 31, 2009, we were in compliance with all covenants.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Share-Based Compensation

We have three share-based compensation plans approved by stockholders as of December 31, 2009.  The plans consist of Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”) and two Non-Employee Director Option Plan (“Director Plans”). The 2009 Equity Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 29, 2009.   The 2009 Equity Plan replaced the Sun Communities, Inc. Stock Option Plan adopted in 1993, amended and restated in 1996 and 2000 (“1993 Plan”) and terminates automatically July 29, 2019.

Upon the approval of the 2009 Equity Plan by our stockholders, the Board of Directors terminated the 1993 Plan with respect to new awards.  Outstanding awards previously granted under the 1993 Plan will not be affected by the termination of the 1993 Plan, and the terms of the 1993 Plan shall continue to govern such previously granted awards.

The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares, with 870,000 shares remaining for future issuance.  The maximum number of shares of common stock that may be issued under the Director Plans is 200,000 shares, with 96,000 shares remaining for future issuance.

The types of awards that may be granted under the 2009 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock based awards.  The 1993 Plan provided for the same types of equity awards as the 2009 Plan. We believe granting equity awards will provide certain key employees additional incentives to promote our financial success, and promote employee retention by providing an opportunity to acquire or increase the employees’ direct proprietary interest in our operations and future.  The types of awards that may be granted under the Director Plans are options to non-employee directors.

We have recognized compensation costs associated with shared based awards of $2.6 million, $2.0 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007 respectively.

Restricted Stock and Performance-Based Restricted Stock

The majority of our share-based compensation is awarded as restricted stock grants to key employees.  We measure the fair value associated with these awards using the closing price of our common stock as of the grant date to calculate compensation cost.  Employee awards typically vest over several years and are subject to continued employment by the employee. Award recipients receive dividend payments on unvested shares of restricted stock.  We may also award performance-based restricted stock which is  subject to satisfaction of certain conditions related to our financial performance.  If achievement of the performance targets is not probable, any compensation cost related to these awards that has been recognized is reversed.

The following table summarizes our restricted stock activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2009	$191,935	$33.35
Granted	80,000	$14.95
Vested	(82,553)	$34.93
Forfeited	(1,350)	$34.25
Unvested restricted shares at December 31, 2009	$188,032	$24.82

Total compensation cost recognized for restricted stock was $2.5 million, $1.9 million, and $1.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.  The total fair value of shares vested was $2.9 million, $3.9 million, and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2009 was approximately $3.3 million.  That expense is expected to be recognized $1.6 million in 2010, $0.7 million in 2011, $0.2 million in 2012 and $0.8 million thereafter.

We did not have any performance-based restricted stock awards outstanding as of December 31, 2009 and 2008.   In the year ended December 31, 2007, we determined that the performance targets associated with the performance based restricted stock awards were not probable of being achieved, and reversed the associated compensation cost of $0.6 million and subsequently cancelled the awards.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Share-Based Compensation, continued

Options

We have granted stock options to certain employees and non-employee directors.  Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date.  Stock options generally vest over a three year period from the date of grant and have a maximum term of 10 years. We have granted 10,500 options to our non-employee directors during each of the years ended December 31, 2009, 2008, and 2007.  We have not granted options to our employees during the years ended December 31, 2009, 2008, and 2007. We issue new shares at the time of share option exercise (or share unit conversion).

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the periods indicated:

	July 2009 Award	July 2008 Award	May 2007 Award
Estimated fair value per share of options granted:	$1.66	$1.17	$2.66
Number of options granted	10,500	10,500	10,500

Assumptions:
Annualized dividend yield	16.90%	14.70%	8.43%
Common stock price volatility	32.70%	22.14%	17.24%
Risk-free rate of return	3.24%	3.63%	4.76%
Expected option terms (in years)	7.3	7.3	7.3

The following table summarizes our option activity during the year ended December 31, 2009:

	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options outstanding at January 1, 2009	205,906	$30.82
Granted	10,500	14.95
Exercised	-
Forfeited or expired	(64,445)
Options outstanding at December 31, 2009	151,961	$29.43	3.83	$77

Options vested and expected to vest	151,961	$29.43	3.83	$77

Options vested and exercisable at December 31, 2009	130,961	$31.23	3.03	$9

The options outstanding as of December 31, 2009 consist of 85,461 employee options and 66,500 non-employee director options.  The compensation expense associated with non vested stock option awards was not significant for the years ended December 31, 2009, 2008, and 2007.  Aggregate intrinsic value represents the value of our closing share price as of December 31, 2009 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. There have not been any stock option exercises in the years ended December 31, 2009, and 2008. The aggregate intrinsic value of stock options exercised in the year ended December 31, 2007 was insignificant.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Share-Based Compensation, continued

Phantom Awards and Performance Based Phantom Awards

We have granted phantom awards to certain key employees.  Employee awards typically vest over several years and are subject to continued employment by the employee. A cash bonus is paid when the awards vest which is based on a 10 day average of our closing stock price prior to the vesting date.  The awards also pay cash bonuses per unvested share equal to the amount of dividend paid per share of common stock.  We had also granted performance-based phantom awards which were subject to satisfaction of certain conditions related to our financial performance which were later cancelled as the achievement of the performance targets was not probable.

The value of the awards is re-measured at each reporting date.  As our stock price rises, the phantom awards increase in value, along with the associated compensation expense.  Accordingly, as our stock price declines, the phantom awards decrease in value, along with the associated compensation expense.  Our stock price has been subject to market volatility, and the stock price has declined since the awards were initially granted.  This has resulted in a reduced compensation expense related to the phantom awards.

For the year ended December 31 2009, we recorded compensation expense of approximately $0.1 million related to phantom awards.  For the years ended December 31, 2008 and 2007, we recognized an immaterial amount of compensation expense related to these phantom awards.  The following table summarizes the phantom award activity for the year ended December 31, 2009:

	Number of Shares	Aggregate Fair Value (in 000's)
Unvested phantom awards at January 1, 2009	12,113	$170
Granted	-
Vested	(3,637)	(56)
Forfeited	-
Unvested phantom awards at December 31, 2009	8,476	$167

As of December 31, 2009, we had 8,476 unvested phantom awards with an aggregate fair value of approximately $0.2 million based on our closing share price of $19.75 as of December 31, 2009.  The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom awards is $0.1 million based on the closing share price as of December 31, 2009.

We did not have any performance-based phantom awards outstanding as of December 31, 2009 and 2008.  In the year ended December 31, 2007, we determined that the performance targets associated with the performance-based phantom awards were not probable of being achieved, and reversed the associated compensation cost of $0.1 million and subsequently cancelled the awards.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stockholders’ Deficit

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common stock was repurchased under this program during 2009, 2008, and 2007.  There is no expiration date specified for the buyback program.

In March 2009, our Operating Partnership issued 110,444 Common OP Units to Water Oak, Ltd.  Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2009, holders of Common OP Units converted 158,027 units to common stock.

Our shelf registration for up to $300.0 million of common stock, preferred stock and debt securities expired December 31, 2008.  In April 2009, we filed a new shelf registration statement on Form S-3 with the SEC to replace the previous shelf registration for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities. The SEC declared the new shelf registration effective in May 2009.

We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we have issued 100,000 shares of common stock through this program as of December 31, 2009. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $19.98.  We received net proceeds of approximately $1.9 million during the year ended December 31, 2009 from the sales of these shares of common stock.  The proceeds were used to pay down our unsecured line of credit. We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares.  We did not sell shares of common stock, or receive any proceeds related to the sale of common stock during 2008.
On January 25, 2010, aggregate dividends, distributions and dividend equivalents of $13.2 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on January 15, 2010.

10.	Other Income (Loss)

The components of other income (loss) are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Brokerage commissions	$506	$588	$701
Gain (loss) on sale of land	90	3,336	(45)
Loss on disposition of assets, net	(2,413)	(1,112)	(1,304)
Other, net	6	(338)	40
Total other income (loss)	$(1,811)	$2,474	$(608)

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$198,844	$53,184	$252,028
Operating expenses/Cost of sales	67,713	39,774	107,487
Net operating income/Gross profit	131,131	13,410	144,541
Adjustments to arrive at net income (loss):
Other revenues	4,212	369	4,581
General and administrative	(17,670)	(7,429)	(25,099)
Georgia flood damage	(800)	-	(800)
Depreciation and amortization	(44,626)	(20,385)	(65,011)
Interest expense	(62,456)	(323)	(62,779)
Equity loss from affiliates	(1,654)	(522)	(2,176)
Provision for state income taxes	(413)	-	(413)
Income (loss) from continuing operations	7,724	(14,880)	(7,156)
Loss from discontinued operations	(227)	-	(227)
Net income (loss)	7,497	(14,880)	(7,383)
Less: amounts attributable to noncontrolling interests	487	(1,568)	(1,081)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,010	$(13,312)	$(6,302)

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Reporting, continued

	Year Ended December 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$195,450	$52,010	$247,460
Operating expenses/Cost of sales	65,228	39,959	105,187
Net operating income/Gross profit	130,222	12,051	142,273
Adjustments to arrive at net loss:
Other revenues	5,739	1,092	6,831
General and administrative	(16,363)	(6,734)	(23,097)
Asset impairment charge	(9,087)	-	(9,087)
Depreciation and amortization	(45,692)	(18,735)	(64,427)
Interest expense	(64,088)	(69)	(64,157)
Equity loss from affiliates	(16,470)	(28)	(16,498)
Provision for state income taxes	(336)	-	(336)
Loss from continuing operations	(16,075)	(12,423)	(28,498)
Loss from discontinued operations	(5,111)	-	(5,111)
Net loss	(21,186)	(12,423)	(33,609)
Less: amounts attributable to noncontrolling interests	528	311	839
Net loss attributable to Sun Communities, Inc. common stockholders	$(21,714)	$(12,734)	$(34,448)

	Year Ended December 31, 2007
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$190,546	$41,745	$232,291
Operating expenses/Cost of sales	64,217	32,011	96,228
Net operating income/Gross profit	126,329	9,734	136,063
Adjustments to arrive at net loss:
Other revenues	2,301	483	2,784
General and administrative	(14,556)	(6,093)	(20,649)
Depreciation and amortization	(45,136)	(16,764)	(61,900)
Interest expense	(65,360)	(180)	(65,540)
Equity loss from affiliates	(7,969)	-	(7,969)
Provision for state income tax	(768)	-	(768)
Loss from continuing operations	(5,159)	(12,820)	(17,979)
Loss from discontinued operations	(793)	-	(793)
Net loss	(5,952)	(12,820)	(18,772)
Less: amounts attributable to noncontrolling interests	(675)	(1,454)	(2,129)
Net loss attributable to Sun Communities, Inc. common stockholders	$(5,277)	$(11,366)	$(16,643)

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Reporting, continued

	As of December 31,
	2009			2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$922,094	$142,211	$1,064,305	$954,196	$144,824	$1,099,020
Cash and cash equivalents	4,616	(120)	4,496	6,138	24	6,162
Inventory of manufactured homes	-	3,934	3,934	-	3,342	3,342
Investment in affiliate	1,646	-	1,646	3,300	472	3,772
Notes and other receivables	69,625	4,405	74,030	52,697	4,784	57,481
Other assets	30,624	2,330	32,954	34,744	2,408	37,152
Assets of discontinued operations	-	-	-	70	-	70
Total assets	$1,028,605	$152,760	$1,181,365	$1,051,145	$155,854	$1,206,999

12.	Income Taxes

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2009.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2009, 2008, and 2007, distributions paid per share were taxable as follows (unaudited):

	Years Ended December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.63	25.1%	$0.32	12.8%	$0.05	1.8%
Capital gain	0.01	0.3%	0.10	3.8%	-	0.0%
Return of capital	1.88	74.6%	2.10	83.4%	2.47	98.2%
Total distributions paid	$2.52	100.0%	$2.52	100.0%	$2.52	100.0%

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence.  The deferred income tax assets included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences (in thousands):

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes, continued

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$11,864	$9,964
Real estate assets	13,520	11,128
Amortization of intangibles	(128)	(120)
Gross deferred tax assets	25,256	20,972
Less: Valuation allowance	(24,256)	(19,972)
Net deferred tax assets	$1,000	$1,000

SHS has net operating loss carry forwards of approximately $34.9 million at December 31, 2009. The loss carryforwards will begin to expire in 2021 through 2027 if not offset by future taxable income. Management believes its net deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. No federal tax expense was recognized in the years ended December 31, 2009, 2008, and 2007.

We had no unrecognized tax benefits as defined by ASC Topic 740, Income Taxes, as of December 31, 2009 and 2008. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009.

We classify certain state taxes as income taxes for financial reporting purposes in accordance with ASC Topic 740, Income Taxes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.4 million, $0.3 million, and $0.8 million in the years ended December 31, 2009, 2008, and 2007, respectively.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million and $0.5 million, as of December 31, 2009 and 2008, respectively, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of December 31, 2009 and 2008.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2005.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the year ended December 31, 2009.

13.	Loss Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution.  On January 1, 2009, we adopted FSP EITF 03-6-1, which is included within ASC Topic 260, Earnings Per Share, which addressed whether instruments granted in share-based payment transactions were participating securities prior to vesting and, therefore, needed to be included in earnings allocation in computing basic earnings per share under the two-class method. Our unvested restricted shares qualified as participating securities as defined by ASC Topic 260. We adjusted our calculation of basic and diluted earnings per share (“EPS”) to conform to the updated guidance provided in ASC Topic 260, which also required retrospective application for all periods presented. The updated guidance within ASC Topic 260 did not affect per share amounts for years ended December 31, 2009, 2008, and 2007, because we reported net losses in these periods.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Loss Per Share, continued

Computations of basic and diluted loss per share from continuing operations were as follows (in thousands, expect per share data):

	Years Ended December 31,
	2009	2008	2007
Numerator
Net loss from continuing operations attributable to Sun Communities, Inc. common stockholders	$(6,099)	$(29,209)	$(15,940)

Denominator
Basic weighted average common shares outstanding	18,484	18,176	17,938
Add: dilutive securities	-	-	-
Diluted weighted average common shares	18,484	18,176	17,938

Basic and diluted loss per share from continuing operations available to Sun Communities, Inc. common stockholders	$(0.33)	$(1.61)	$(0.89)

We excluded securities from the computation of diluted EPS because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted EPS as of December 31, 2009, 2008, and 2007 (amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Stock options	152	206	286
Unvested restricted stock	188	192	282
Common OP Units	2,140	2,187	2,302
Convertible Preferred OP Units	526	526	535
Total securities	3,006	3,111	3,405

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of earnings (loss) per share available to common stockholders.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2009 and 2008.   Loss per share for the year may not equal the sum of the fiscal quarters’ loss per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2009
Total revenues	$65,284	$63,272	$63,392	$64,661
Total expenses	64,025	64,976	65,173	67,002
Income (loss) before income taxes and equity income (loss) from affiliates	1,259	(1,704)	(1,781)	(2,341)

Equity income (loss) from affiliates	27	(517)	(854)	(832)
Amounts attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations, net of state income taxes	1,031	(2,116)	(2,193)	(2,821)
Income (loss) from discontinued operations, net of state income taxes	(154)	(143)	158	(64)
Income (loss) attributable to Sun Communities, Inc. common stockholders	$877	$(2,259)	$(2,035)	$(2,885)

Basic and diluted income (loss) per share:
Continuing operations	$0.06	$(0.11)	$(0.12)	$(0.15)
Discontinued operations	(0.01)	(0.01)	0.01	-
Basic and diluted income (loss) per share	$0.05	$(0.12)	$(0.11)	$(0.15)

2008
Total revenues	$64,750	$65,283	$61,255	$63,003
Total expenses	63,403	65,467	64,121	72,964
Income (loss) before income taxes and equity loss from affiliates	1,347	(184)	(2,866)	(9,961)

Equity loss from affiliates	(4,830)	(7,720)	(1,486)	(2,462)
Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	(2,881)	(7,129)	(5,190)	(14,009)
Loss from discontinued operations, net of state income taxes	(214)	(239)	(303)	(4,483)
Loss attributable to Sun Communities, Inc. common stockholders	$(3,095)	$(7,368)	$(5,493)	$(18,492)

Basic and diluted loss per share:
Continuing operations	$(0.16)	$(0.39)	$(0.28)	$(0.77)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.24)
Basic and diluted loss per share	$(0.17)	$(0.41)	$(0.30)	$(1.01)

15.	Derivative Instruments and Hedging Activities

Our objective in using interest rate derivatives is to manage exposure to interest rate movements thereby minimizing the effect of  interest rates changes and the effect it could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. We require hedging derivative instruments to be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

As of December 31, 2009, we had four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2009:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.2844%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.2869%	2.1450%	2.0000%	4.1450%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.2341%	1.5700%	2.0500%	3.6200%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.2506%	11.0000%	0.0000%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of December 31, 2009 and 2008 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value As of December 31,		Balance Sheet Location	Fair Value As of December 31,
Derivatives designated as hedging instruments		2009	2008		2009	2008
Interest rate swaps and cap agreement	Other assets	$379	$-	Other liabilities	$2,123	$2,865
Total derivatives designated as hedging instruments		$379	$-		$2,123	$2,865

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the twelve months ended December 31, 2009, 2008, and 2007 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2009	2008	2007		2009	2008	2007		2009	2008	2007
Interest rate swaps and cap agreement	$1,111	$(1,995)	$(1,676)	Interest expense	$-	$-	$-	Interest expense	$9	$(12)	$248
Total	$1,111	$(1,995)	$(1,676)	Total	$-	$-	$-	Total	$9	$(12)	$248

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2009 and 2008, we had collateral deposits recorded in other assets of $3.2 million and $4.4 million, respectively.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Installment Notes on Manufactured Homes
The net carrying value of the installment notes on manufactured homes reasonably estimates the fair value of the underlying collateral (manufactured home) which would be placed into service for use in our Rental Program or held for sale.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2009.  The table presents the carrying values and fair values of our financial instruments as of December 31, 2009 and 2008 that were measured using the valuation techniques described above. The table does not include financial instruments with maturities less than one year because the carrying values associated with these instruments approximate fair value.

	As of December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Derivative instruments	$379	$379	$-	$-
Installment notes on manufactured homes	12,627	12,627	21,232	21,232
Collateralized receivables	52,201	-	26,159	-

Financial liabilities
Derivative instruments	$2,123	$2,123	$2,865	$2,865
Long term debt (excluding secured borrowing)	1,107,074	1,057,326	1,112,941	1,098,339
Secured borrowing	52,368	-	26,211	-
Lines of credit	94,465	94,465	90,419	90,419

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Fair Value of Financial Instruments, continued

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of December 31, 2009.

	Total Fair Value	Level 1	Level 2	Level 3
Assets
Derivative instruments	$379	$-	$379	$-
Total assets	$379	$-	$379	$-

Liabilities
Derivative instruments	$2,123	$-	$2,123	$-
Total liabilities	$2,123	$-	$2,123	$-

17.	Noncontrolling Interests in Consolidated Financial Statements

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

Certain partners in our consolidated subsidiaries receive dividend distributions on a 1:1 ratio to the dividend distributions provided to common shareholders. During the twelve months ended December 31, 2008, these partners’ net equity position declined below zero due to accumulated distributions in excess of allocated accumulated earnings (losses).  Prior to the adoption of the updated guidance within ASC Topic 810, we would have been required to record the deficit balance to the Consolidated Statements of Operations as a charge to noncontrolling interest dividend distributions.

Additionally, the noncontrolling interests in our consolidated partnerships receive an allocation of their proportionate share of these consolidated subsidiaries’ net losses, even when the allocation results in a deficit balance, reducing the losses attributed to the controlling interest. The dividend distributions and the noncontrolling interests’ proportionate share of net losses were recorded as a deficit balance to the equity position of the noncontrolling interest in our Consolidated Balance Sheets as of December 31, 2009.

The provisions of ASC Topic 810 require that if an entity’s results are different due to the adoption of the new guidance that the entity must disclose selected pro forma financial information as if the deficit balance was recorded as a charge to our Consolidated Statements of Operations.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Noncontrolling Interests in Consolidated Financial Statements, continued

Our proforma results for the twelve months ended December 31, 2009 are as follows (in thousands):

Loss from continuing operations	$(6,099)
Loss from discontinued operations	(203)
Net loss	(6,302)
Noncontrolling interests dividend distributions	(5,506)
Net loss attributable to Sun Communities, Inc. common stockholders	$(11,808)

Basic and diluted weighted average common shares outstanding	18,484

Basic and diluted loss per share	$(0.64)

18.	Recent Accounting Pronouncements

Accounting Standards Adopted in 2009

In February 2008, the FASB issued Staff Position No. FAS 157-2 which provided for a one-year deferral of the effective date of SFAS No. 157, “Fair Value Measurements” which is included within ASC Topic 820, Fair Value Measurements and Disclosures, for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.  The adoption of ASC Topic 820 as it pertains to non-financial assets and liabilities did not have an impact on our results of operations or financial position as we have not elected the fair value option for any of our non-financial assets or liabilities.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51”, which is included within ASC Topic 810, Consolidation. The updated guidance within ASC Topic 810 established new standards that govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, the updates to ASC Topic 810 required that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the Consolidated Financial Statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings; and (5) the noncontrolling interest’s share be recorded at the fair value of net assets acquired, plus its share of goodwill. The updates to ASC Topic 810 were effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which apply retrospectively. The adoption of the updated guidance within ASC Topic 810 impacted the presentation of noncontrolling interest in our Consolidated Financial Statements and related notes.  See Note 17 for additional information regarding the impact of adopting the updated guidance within ASC Topic 810 on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is included within ASC Topic 815, Derivatives and Hedging. The updated guidance within ASC Topic 815 provided for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement was effective for fiscal years and interim periods beginning after November 15, 2008. Because the updated guidance within ASC Topic 815 impacted the disclosure requirements, and not the accounting treatment for derivative instruments and related hedged items, the adoption of the updated guidance did not impact our results of operations or financial condition.  See Note 15 for disclosures regarding our derivative instruments and hedging activities.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Recent Accounting Pronouncements, continued

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

In May 2008 the FASB ratified FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, which is included in ASC Topic 470, Debt, which required issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs were also allocated between the debt and equity components. The updated guidance within ASC Topic 470 required that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The updated guidance within ASC Topic 470 was effective for fiscal years and interim periods beginning after December 15, 2008, and applies retrospectively to all prior periods.   The adoption of the updated guidance within ASC Topic 470 did not have an impact on our results of operations or financial condition because the conversion feature associated with our convertible debt instrument does not provide for any cash settlement.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, which is included within ASC Topic 260, EPS. The updated guidance within ASC Topic 260 clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS under the two-class method. The updated guidance within ASC Topic 260 was effective for fiscal years beginning after December 15, 2008 and required that all presented prior-period EPS data be adjusted retrospectively. The adoption of the updated guidance within ASC Topic 260 did not have a significant impact on our results of operations or financial condition, but resulted in a change to the calculation of basic and diluted EPS.  See Note 13 for additional information regarding the impact of adopting the updated guidance within ASC Topic 260 on the calculation of EPS.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Recent Accounting Pronouncements, continued

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is included in ASC Topic 825, Financial Instruments.  The updated guidance in ASC Topic 825 related to fair value disclosures for any financial instruments that were not currently reflected on the balance sheet at fair value. Prior to the issuance of the updated guidance, fair values for these assets and liabilities were only disclosed once a year. The updated guidance within ASC Topic 825 required these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The updated guidance within ASC Topic 825 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because the updated guidance impacted the disclosure requirements, and not the accounting treatment for the fair value of financial instruments, the adoption of updated guidance within ASC Topic 825 did not impact our results of operations or financial condition.  See Note 16 for disclosures regarding the fair value of financial instruments.

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

Accounting Standards to be Adopted

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, which is included in ASC Topic 860, Transfers and Servicing.  The updated guidance in ASC Topic 860 removes the concept of a QSPE and eliminates the exception for QSPEs from consolidation guidance.  In addition, it also established specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s).  The updated guidance in ASC Topic 860 is effective for fiscal years beginning after November 15, 2009.  We do not believe the adoption of the updated guidance within ASC Topic 860 will have any impact on our results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which is included in ASC Topic 810, Consolidation. The updated guidance in ASC Topic 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. Under the updated guidance in ASC Topic 810, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. The updated guidance in ASC Topic 810 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009.   We do not believe the adoption of the updated guidance within ASC Topic 810 will have any impact on our results of operations or financial condition as we do not currently have any interests in a VIE.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Commitments and Contingencies

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162.  The essence of the dispute is whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  As of April 29, 2009, the Plaintiffs have been paying the increased Variable Facility Fee.  The Plaintiffs seek a judgment for the amount paid above the original Variable Facility Fee from April 29, 2009 to the date of judgment and an order that the Variable Facility Fee shall be returned to the original rate of 58 basis points on a going forward basis through the end of the extension period.  The Defendants have filed a motion to dismiss the lawsuit, which motion has been fully briefed by the parties.  Oral argument has not yet been scheduled.

On April 9, 2003, T.J. Holdings, LLC (“TJ Holdings”), a member of Sun/Forest, LLC (“Sun/Forest”) (which, in turn, owns an equity interest in SunChamp), filed a complaint against us, SunChamp, certain other of our affiliates, including two of our directors, in the Superior Court of Guilford County, North Carolina. The complaint alleges that the defendants wrongfully deprived the plaintiff of economic opportunities that they took for themselves in contravention of duties allegedly owed to the plaintiff and purports to claim damages of $13.0 million plus an unspecified amount for punitive damages. We believe the complaint and the claims threatened therein have no merit and will defend it vigorously. These proceedings were stayed by the Superior Court of Guilford County, North Carolina in 2004 pending final determination by the Circuit Court of Oakland County, Michigan as to whether the dispute should be submitted to arbitration and the conclusion of all appeals therefrom. On March 13, 2007, the Michigan Court of Appeals issued an order compelling arbitration of all claims brought in the North Carolina case. TJ Holdings has filed an application for review in the Michigan Supreme Court which has been denied and, accordingly, the North Carolina case is permanently stayed. TJ Holdings had filed an arbitration demand in Southfield, Michigan based on the same claims. We intend to vigorously defend against the allegations.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Related Party Transactions

We have entered into the following transactions with the LLC:

Investment in LLC.  We entered into an agreement with four unrelated companies (“Members”) and we contributed cash of approximately $0.5 million towards the formation of a limited liability company.  The LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members.  We account for our investment in the LLC using the equity method of accounting.  As of December 31, 2009, we had an ownership interest in the LLC of 25 percent, and the carrying value of our investment was zero.

Loan Origination, Sale and Purchase Agreement. The LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid the LLC a weighted average fee of approximately $620 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2009.  We paid the LLC a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2008.  We purchased, at par, $6.9 million and $7.4 million of these loans during the years ended December 31, 2009 and 2008, respectively.

We have entered into the following transactions with Origen:

Investment in Origen. In 2003, we purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for $10.3 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.  As of December 31, 2009 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was $1.6 million.

Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen.

Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, serviced approximately $30.6 million in manufactured home loans for us as of December 31, 2007. We paid Origen Servicing, Inc. an annual servicing fee of 100 to 150 basis points of the outstanding principal balance of the loans pursuant to a Loan Servicing Agreement which totaled approximately $0.4 million during 2007.  With the sale of Origen’s servicing platform assets to Green Tree Servicing LLC during 2008, we engaged a different entity to continue the servicing of the manufactured home loans.  In order to transfer the manufactured home loan servicing contract to a different service provider, we paid Origen a fee of $0.3 million in 2008.  Origen did not service any of our loans during 2009 and accordingly, no fees were paid to Origen during 2009 for the servicing of loans.

Loan Origination, Sale and Purchase Agreement. Origen had agreed to fund loans that met our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid Origen a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.2 million during 2008 and 2007. During 2008 and 2007, we purchased, at par, $12.4 million and $13.3 million of these loans, respectively.  Origen did not fund any loans for us during 2009, and we did not pay Origen any origination fees or purchase any homes from Origen during 2009.

Purchase of Repossessed Manufactured Homes. We purchased certain repossessed manufactured houses owned by Origen located in our manufactured housing communities. We purchased approximately $0.6 million and $1.2 million of repossessed homes from Origen during 2008 and 2007, respectively. This program allowed us to retain houses for resale and rent in our communities.  We did not purchase any repossessed manufactured homes from Origen during 2009.

Sale of Installment Loans on Manufactured Homes: As noted above, Origen serviced manufactured home loans for us under a Loan Servicing Agreement. Certain loans may, from time to time, have been sold to Origen. For loans that were made below published rates, we paid Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. During 2004, we sold a portfolio of below published rates loans totaling $1.6 million to Origen. No sales of such loans were made in the last five years. We paid an interest differential of approximately $0.1 million during 2007.  The interest differential paid to Origen during 2008 and 2009 was not significant.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Related Party Transactions, continued

In addition to the transactions with Origen described above, Gary A. Shiffman and his affiliates and/or Arthur A. Weiss have entered into the following transactions with the Company:

Legal Counsel.  During 2009, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss, a director of the Company, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $1.1 million in the year ended December 31, 2009 and approximately $1.0 million in the years ended December 31, 2008 and 2007.

Lease of Executive Offices.  Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. This lease was for an initial term of five years, beginning May 1, 2003, with the right to extend the lease for an additional five year term. In December 2007, we exercised our option to extend our lease for our executive offices. The extension was for a period of five years commencing on May 1, 2008. In August 2008, we modified our lease agreement to  lease approximately 5,300 additional square feet, for a total of approximately 36,700 rentable square feet, and extended the term of the lease until August 31, 2015, with an option to renew for an additional five years. The annual base rent under the current lease is $18.81 per square foot (gross) and will remain this amount through August 31, 2015.  Our annual rent expense associated with the lease of our executive offices was approximately $0.7 million for the year ended December 31, 2009, and was approximately $0.6 million for the years ended December 31, 2008 and 2007. Our future annual rent expense will remain approximately $0.7 million through 2015.  Gary A. Shiffman may have a conflict of interest with respect to his obligations as an officer and/or director of the Company and his ownership interest in American Center LLC.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Gary A.. Shiffman will have tax consequences different from those of us and our public stockholders on the sale of any of the Sun Partnerships. Therefore, we and Gary A. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2009
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2009
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	A	1,485	14,278	-	4,011	1,485	18,289	19,774	(5,587)	2000	(A)
Allendale	Allendale, MI	A	366	3,684	-	6,965	366	10,649	11,015	(4,220)	1996	(A)
Alpine	Grand Rapids, MI	C	729	6,692	-	5,971	729	12,663	13,392	(4,959)	1996	(A)
Apple Creek	Amelia, OH	B	543	5,480	-	1,310	543	6,790	7,332	(2,071)	1999	(A)
Arbor Terrace	Bradenton, FL	C	456	4,410	-	819	456	5,229	5,686	(2,230)	1996	(A)
Ariana Village	Lakeland, FL	C	240	2,195	-	1,032	240	3,227	3,467	(1,419)	1994	(A)
Autumn Ridge	Ankeny, IA	A	890	8,054	(33)	2,319	857	10,373	11,231	(4,116)	1996	(A)
Bedford Hills	Battle Creek, MI	-	1,265	11,562	-	2,465	1,265	14,027	15,292	(6,035)	1996	(A)
Bell Crossing	Clarksville, TN	-	717	1,916	(13)	6,469	704	8,385	9,089	(2,476)	1999	(A)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,324	22,085	4,324	22,585	26,909	(7,308)	1998	(C)
Branch Creek	Austin, TX	A	796	3,716	-	5,356	796	9,072	9,868	(3,737)	1995	(A)
Brentwood	Kentwood, MI	C	385	3,592	-	2,088	385	5,680	6,065	(2,137)	1996	(A)
Brookside Village	Goshen, IN	A	260	1,080	386	10,406	646	11,486	12,132	(4,958)	1985	(A)
Buttonwood Bay	Sebring, FL	C	1,952	18,294	-	3,491	1,952	21,785	23,737	(6,280)	2001	(A)
Byrne Hill Village	Toledo, OH	C	383	3,903	(1)	1,423	383	5,326	5,709	(1,720)	1999	(A)
Byron Center	Byron Center, MI	C	253	2,402	-	1,221	253	3,623	3,876	(1,364)	1996	(A)
Candlelight Village	Chicago Heights, IL	C	600	5,623	-	4,249	600	9,872	10,472	(3,810)	1996	(A)
Candlewick Court	Owosso, MI	C	125	1,900	132	2,470	257	4,370	4,627	(1,886)	1985	(A)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	(1)	6,530	1,075	10,162	11,238	(3,666)	1997	(A)
Casa Del Valle	Alamo, TX	C	246	2,316	-	779	246	3,095	3,341	(1,249)	1997	(A)
Catalina	Middletown, OH	C	653	5,858	-	3,764	653	9,622	10,275	(4,671)	1993	(A)
Cave Creek	Evans, CO	5,820	2,241	15,343	-	5,606	2,241	20,949	23,190	(4,157)	2004	(A)
Chisholm Point	Pflugerville, TX	A	609	5,286	-	6,787	609	12,073	12,682	(4,448)	1995	(A)
Clearwater Village	South Bend, IN	A	80	1,270	61	3,838	141	5,108	5,249	(2,129)	1986	(A)
Cobus Green	Elkhart, IN	-	762	7,037	-	2,838	762	9,875	10,637	(4,957)	1993	(A)
College Park Estates	Canton, MI	-	75	800	174	7,026	249	7,826	8,075	(3,430)	1978	(A)
Comal Farms	New Braunfels, TX	-	1,455	1,732	-	7,980	1,455	9,712	11,167	(2,330)	2000	(A&C)
Continental Estates	Davison, MI	C	1,625	16,581	150	1,912	1,775	18,493	20,268	(7,882)	1996	(A)
Continental North (1)	Davison, MI	C	-		-	9,088	-	9,088	9,088	(3,605)	1996	(A)
Corporate Headquarters	Southfield, MI	-	-	-	-	8,802	-	8,802	8,802	(5,253)	Various
Country Acres	Cadillac, MI	C	380	3,495	-	1,833	380	5,328	5,708	(2,222)	1996	(A)
Country Meadows	Flat Rock, MI	A	924	7,583	296	15,095	1,220	22,678	23,898	(9,122)	1994	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	-	1,261	1,274	12,218	13,492	(2,359)	2004	(A)
Countryside Gwinnett	Buford, GA	D	1,124	9,539	-	2,984	1,124	12,523	13,647	(2,485)	2004	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2009
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2009
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	-	4,093	1,916	20,450	22,367	(3,973)	2004	(A)
Countryside Village	Perry, MI	-	275	3,920	185	4,127	460	8,047	8,507	(3,543)	1987	(A)
Creekside	Reidsville, NC	-	350	1,423	(200)	248	150	1,671	1,820	(49)	2000	(A&C)
Creekwood Meadows	Burton, MI	C	808	2,043	404	11,062	1,212	13,105	14,317	(5,012)	1997	(C)
Cutler Estates	Grand Rapids, MI	-	749	6,941	-	2,103	749	9,044	9,793	(3,677)	1996	(A)
Davison East (1)	Davison, MI	C	-		-	1,227	-	1,227	1,227	(508)	1996	(A)
Deerfield Run	Anderson, IN	-	990	1,607	-	4,916	990	6,523	7,513	(2,087)	1999	(A)
Desert View Village	West Wendover, NV	-	1,119	-	(1,042)	216	77	216	293	(81)	1998	(C)
Eagle Crest	Firestone, CO	A	2,015	150	-	30,624	2,015	30,774	32,789	(7,357)	1998	(C)
East Fork	Batavia, OH	-	1,280	6,302	-	6,934	1,280	13,236	14,516	(3,660)	2000	(A&C)
Edwardsville	Edwardsville, KS	-	425	8,805	541	4,818	966	13,623	14,589	(6,387)	1987	(A)
Falcon Pointe	East Lansing, MI	2,288	450	4,049	(300)	(2,594)	150	1,455	1,604	(53)	2003	(A)
Fisherman's Cove	Flint, MI	C	380	3,438	-	2,420	380	5,858	6,238	(2,676)	1993	(A)
Forest Meadows	Philomath, OR	C	1,031	2,050	-	724	1,031	2,774	3,805	(926)	1999	(A)
Four Seasons	Elkhart, IN	C	500	4,811	-	1,676	500	6,487	6,987	(2,104)	2000	(A)
Glen Laurel	Concord, NC	-	1,641	453	-	9,481	1,641	9,934	11,575	(2,251)	2001	(A&C)
Goldcoaster	Homestead, FL	C	446	4,234	172	2,471	618	6,705	7,323	(2,579)	1997	(A)
Grand	Grand Rapids, MI	C	374	3,587	-	1,668	374	5,255	5,628	(2,042)	1996	(A)
Groves	Ft. Myers, FL	C	249	2,396	-	966	249	3,362	3,611	(1,341)	1997	(A)
Hamlin	Webberville, MI	C	125	1,675	536	7,332	661	9,007	9,669	(2,745)	1984	(A)
High Point	Frederica, DE	17,500	898	7,031	-	4,457	898	11,488	12,387	(3,182)	1997	(A)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,360	243	5,567	5,810	(2,669)	1986	(A)
Holly / Hawaiian Gardens	Holly, MI	C	1,514	13,596	-	1,109	1,514	14,705	16,219	(2,692)	2004	(A)
Holly Forest	Holly Hill, FL	A	920	8,376	-	555	920	8,931	9,851	(3,698)	1997	(A)
Hunters Glen	Wayland, MI	2,700	1,102	11,926	-	1,842	1,102	13,768	14,871	(2,870)	2004	(A)
Indian Creek	Ft. Myers Beach, FL	C	3,832	34,660	-	3,900	3,832	38,560	42,392	(16,711)	1996	(A)
Island Lake	Merritt Island, FL	C	700	6,431	-	507	700	6,938	7,638	(3,274)	1995	(A)
Kensington Meadows	Lansing, MI	A	250	2,699	-	6,427	250	9,126	9,376	(3,576)	1995	(A)
Kenwood	La Feria, TX	-	145	1,842	-	217	145	2,059	2,204	(711)	1999	(A)
King's Court	Traverse City, MI	A	1,473	13,782	(11)	3,476	1,462	17,258	18,720	(7,251)	1996	(A)
King's Lake	Debary, FL	C	280	2,542	-	2,566	280	5,108	5,388	(2,031)	1994	(A)
Knollwood Estates	Allendale, MI	D	400	4,061	-	1,482	400	5,543	5,943	(1,652)	2001	(A)
Lafayette Place	Warren, MI	C	669	5,979	-	3,038	669	9,017	9,686	(3,274)	1998	(A)
Lake Juliana	Auburndale, FL	C	335	3,048	-	1,699	335	4,747	5,082	(2,019)	1994	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2009
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2009
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lake San Marino	Naples, FL	C	650	5,760	-	1,256	650	7,016	7,666	(2,738)	1996	(A)
Lakeview	Ypsilanti, MI	B	1,156	10,903	-	2,167	1,156	13,070	14,227	(2,455)	2004	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	2,746	182	3,947	4,129	(1,724)	1985	(A)
Lincoln Estates	Holland, MI	C	455	4,201	-	2,015	455	6,216	6,671	(2,406)	1996	(A)
Maplewood Mobile	Lawrence, IN	C	275	2,122	-	2,013	275	4,135	4,411	(1,822)	1989	(A)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	5,744	1,315	17,242	18,557	(8,115)	1994	(A)
Meadowbrook	Charlotte, NC	-	1,310	6,570	-	4,922	1,310	11,492	12,802	(3,488)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	C	431	3,320	379	9,080	810	12,400	13,210	(5,550)	1986	(A)
Meadowbrook Village	Tampa, FL	C	519	4,728	-	657	519	5,385	5,904	(2,768)	1994	(A)
Meadows	Nappanee, IN	C	287	2,300	(1)	4,234	286	6,534	6,819	(2,885)	1987	(A)
North Point Estates	Pueblo, CO	-	1,582	3,027	1	3,704	1,583	6,731	8,314	(1,896)	2001	(C)
Oak Crest	Austin, TX	-	4,311	12,611	-	5,821	4,311	18,432	22,743	(4,769)	2002	(A)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	(1)	9,950	1,963	16,351	18,314	(5,208)	1998	(A)
Orange Tree	Orange City, FL	C	283	2,530	15	996	298	3,526	3,824	(1,636)	1994	(A)
Orchard Lake	Milford, OH	B	395	4,025	-	411	395	4,436	4,831	(1,550)	1999	(A)
Pebble Creek	Greenwood, IN	-	1,030	5,074	-	5,142	1,030	10,216	11,246	(2,988)	2000	(A&C)
Pecan Branch	Georgetown, TX	-	1,379	-	235	5,254	1,614	5,254	6,868	(1,440)	1999	(C)
Pheasant Ridge	Lancaster, PA	C	2,044	19,279	-	372	2,044	19,651	21,696	(5,003)	2002	(A)
Pin Oak Parc	O'Fallon, MO	A	1,038	3,250	467	7,309	1,505	10,559	12,064	(4,108)	1994	(A)
Pine Hills	Middlebury, IN	-	72	544	60	3,315	132	3,859	3,991	(1,646)	1980	(A)
Pine Ridge	Petersburg, VA	C	405	2,397	-	3,548	405	5,945	6,350	(2,383)	1986	(A)
Pine Trace	Houston, TX	6,235	2,907	17,169	-	2,458	2,907	19,627	22,534	(4,280)	2004	(A)
Presidential	Hudsonville, MI	A	680	6,314	-	4,047	680	10,361	11,041	(4,108)	1996	(A)
Richmond	Richmond, MI	C	501	2,040	-	1,467	501	3,507	4,008	(1,167)	1998	(A)
River Haven	Grand Haven, MI	-	1,800	16,967	-	3,573	1,800	20,540	22,340	(6,092)	2001	(A)
River Ranch	Austin, TX	-	4,690	843	(4)	9,265	4,686	10,108	14,795	(2,228)	2000	(A&C)
River Ridge	Austin, TX	D	3,201	15,090	-	4,694	3,201	19,784	22,985	(5,426)	2002	(A)
Roxbury	Goshen, IN	A	1,057	9,870	1	1,951	1,058	11,821	12,878	(3,516)	2001	(A)
Royal Country	Miami, FL	54,000	2,290	20,758	-	1,584	2,290	22,342	24,632	(11,572)	1994	(A)
Saddle Oak Club	Ocala, FL	A	730	6,743	-	1,113	730	7,856	8,586	(3,796)	1995	(A)
Saddlebrook	San Marcos, TX	-	1,703	11,843	-	5,638	1,703	17,481	19,184	(4,415)	2002	(A)
Scio Farms	Ann Arbor, MI	C	2,300	22,659	(11)	8,403	2,289	31,062	33,351	(13,150)	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	-	1,859	1,207	12,038	13,245	(3,248)	1997	(A)
Sheffield	Auburn Hills, MI	6,825	778	7,165	-	595	778	7,760	8,538	(1,061)	2006	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2009
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2009
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sherman Oaks	Jackson, FL	-	200	2,400	240	5,871	440	8,271	8,711	(3,669)	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	C	2,051	18,549	-	1,865	2,051	20,414	22,465	(8,905)	1996	(A)
Silver Star	Orlando, FL	C	1,022	9,306	-	978	1,022	10,284	11,306	(4,465)	1996	(A)
Snow to Sun	Weslaco, TX	C	190	2,143	13	1,188	203	3,331	3,534	(1,263)	1997	(A)
Southfork	Belton, MO	C	1,000	9,011	-	3,504	1,000	12,515	13,515	(4,477)	1997	(A)
St. Clair Place	St. Clair, MI	C	501	2,029	-	1,257	501	3,286	3,787	(1,207)	1998	(A)
Stonebridge	San Antonio, TX	-	2,515	2,096	(615)	8,779	1,900	10,875	12,774	(2,776)	2000	(A&C)
Stonebridge	Richfield Twp., MI	-	2,044	-	2,130	(8)	4,174	(8)	4,166	-	1998	(C)
Summit Ridge	Converse, TX	-	2,615	2,092	(883)	7,673	1,732	9,765	11,497	(2,681)	2000	(A&C)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	729	1,285	12,502	13,787	(4,736)	1998	(A)
Sunset Ridge	Kyle, TX	-	2,190	2,775	-	7,141	2,190	9,916	12,106	(2,729)	2000	(A&C)
Sunset Ridge	Portland, MI	-	2,044	-	-	15,109	2,044	15,109	17,152	(3,845)	1998	(C)
Tampa East	Tampa, FL	B	734	6,310	-	1,646	734	7,956	8,689	(1,348)	2005	(A)
Timber Ridge	Ft. Collins, CO	A	990	9,231	-	5,488	990	14,719	15,709	(5,444)	1996	(A)
Timberbrook	Bristol, IN	-	490	3,400	101	8,725	591	12,125	12,716	(5,831)	1987	(A)
Timberline Estates	Grand Rapids, MI	A	535	4,867	1	2,603	536	7,470	8,006	(3,359)	1994	(A)
Town and Country	Traverse City, MI	C	406	3,736	-	1,024	406	4,760	5,166	(1,960)	1996	(A)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	12,584	1,427	16,084	17,511	(7,269)	1989	(A)
Village Trails	Howard City, MI	C	988	1,472	(51)	1,892	938	3,364	4,302	(1,196)	1998	(A)
Water Oak	Lady Lake, FL	A	2,834	16,706	100	10,500	2,935	27,206	30,140	(12,447)	1993	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2009
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2009
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
West Glen Village	Indianapolis, IN	C	1,100	10,028	-	3,470	1,100	13,498	14,598	(6,239)	1994	(A)
Westbrook	Toledo, OH	A	1,110	10,462	-	2,350	1,110	12,812	13,922	(4,277)	1999	(A)
Westbrook Senior	Toledo, OH	A	355	3,295	-	307	355	3,602	3,958	(1,015)	2001	(A)
White Lake	White Lake, MI	A	672	6,179	1	7,060	673	13,239	13,911	(4,554)	1997	(A)
White Oak	Mt. Morris, MI	A	782	7,245	112	5,894	894	13,139	14,033	(4,970)	1997	(A)
Willowbrook	Toledo, OH	A	781	7,054	1	2,344	782	9,398	10,180	(3,337)	1997	(A)
Windham Hills	Jackson, MI	A	2,673	2,364	-	12,019	2,673	14,383	17,056	(5,085)	1998	(A)
Woodhaven Place	Woodhaven, MI	A	501	4,541	-	2,784	501	7,325	7,826	(2,466)	1998	(A)
Woodlake Estates	Yoder, IN	C	632	3,674	(284)	11	349	3,685	4,034	(567)	1998	(A)
Woodlake Trails	San Antonio, TX	-	1,186	287	(283)	4,777	903	5,064	5,967	(1,418)	2000	(A&C)
Woodland Park Estates	Eugene, OR	4,722	1,592	14,398	1	2,163	1,592	16,561	18,152	(6,281)	1998	(A)
Woods Edge	West Lafayette, IN	C	100	2,600	3	10,300	102	12,900	13,002	(4,848)	1985	(A)
Woodside Terrace	Holland, OH	A	1,064	9,625	(1)	3,106	1,062	12,731	13,793	(4,983)	1997	(A)
Worthington Arms	Lewis Center, OH	A	376	2,624	-	2,308	375	4,932	5,307	(2,172)	1990	(A)
			136,202	839,284	7,050	583,164	143,252	1,422,448	1,565,700	(501,395)

A  These communities collateralize $373.5 million of secured debt.
B  These communities collateralize $26.7 million of secured debt.
C  These communities collateralize $471.3 million of secured debt.
D  These communities collateralize $18.4 million of secured debt.
(1)  The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2009
(amounts in thousands)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED

The change in investment property for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Beginning balance	$1,549,339	$1,537,865	$1,511,655
Community and land acquisitions, including immediate improvements	-	-	789
Community expansion and development	1,057	1,292	857
Improvements, other	44,801	48,206	44,744
Asset impairment	-	(13,855)	-
Dispositions and other	(29,497)	(24,169)	(20,180)
Ending balance	$1,565,700	$1,549,339	$1,537,865

The change in accumulated depreciation for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Beginning balance	$450,319	$401,415	$348,821
Depreciation for the period	61,732	60,515	58,208
Asset impairment	-	(4,768)	-
Dispositions and other	(10,656)	(6,843)	(5,614)
Ending balance	$501,395	$450,319	$401,415