Form 10-K/A
SUN COMMUNITIES INC
filed 2010-03-30
CIK 912593

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 1, 2010: 18,830,191

EXPLANATORY NOTE

Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2009 (this “Amended Report”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2010, (the “Original Report”) to include the financial statements of Origen Financial, Inc. (“Origen”), an unconsolidated affiliate of the Company which met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, whose financial statements were not available at time of filing of the Original Report. This Amended Report does not affect any other items in the Original Report.

Amendment No. 1 to the Report is being filed solely to include the separate financial statements of Origen as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Item 15 is the only portion of the Report being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures contained in the Report and does not otherwise reflect events occurring after the original filing date of the Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Report.

Part IV
Item 15. Exhibits and Financial Schedules

Item 15 of the Report filed on March 11, 2010, is amended by the addition of the following exhibits:

Exhibits

Exhibit Number	Description
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC., a Maryland corporation
Dated: March 30, 2010	By:	/s/ Karen J. Dearing
Karen J. Dearing, Executive Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBITS FILED HEREWITH

Exhibit Number	Description
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2009