Form 10-Q
period 2010-03-31
SUN COMMUNITIES INC
filed 2010-05-06
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2010:  18,987,149

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
 (In thousands, except per share amounts)

	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS
Investment property, net	$1,052,973	$1,064,305
Cash and cash equivalents	8,054	4,496
Inventory of manufactured homes	2,698	3,934
Investment in affiliates	827	1,646
Notes and other receivables	77,945	74,030
Other assets	30,832	32,954
TOTAL ASSETS	$1,173,329	$1,181,365

LIABILITIES
Debt	$1,157,962	$1,159,442
Lines of credit	98,525	94,465
Other liabilities	35,178	38,766
TOTAL LIABILITIES	1,291,665	1,292,673

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (March 31, 2010 and December 31, 2009, 20,789 and 20,635 shares issued respectively)	208	206
Additional paid-in capital	467,146	463,811
Officer's notes	(3,217)	(5,028)
Accumulated other comprehensive loss	(2,246)	(1,858)
Distributions in excess of accumulated earnings	(508,890)	(498,370)
Treasury stock, at cost (March 31, 2010 and December 31, 2009, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(110,599)	(104,839)
Noncontrolling interests	(7,737)	(6,469)
TOTAL STOCKHOLDERS’ DEFICIT	(118,336)	(111,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,173,329	$1,181,365

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES
Income from real property	$52,007	$50,999
Revenue from home sales	8,037	7,461
Rental home revenue	5,079	5,200
Ancillary revenues, net	226	195
Interest	1,796	1,272
Other income, net	272	157
Total revenues	67,417	65,284

COSTS AND EXPENSES
Property operating and maintenance	13,040	12,605
Real estate taxes	4,180	4,184
Cost of home sales	6,244	5,423
Rental home operating and maintenance	3,623	4,537
General and administrative - real property	3,490	4,166
General and administrative - home sales and rentals	1,933	1,826
Depreciation and amortization	16,573	16,204
Interest	15,105	14,245
Interest on mandatorily redeemable debt	817	835
Total expenses	65,005	64,025

Income before income taxes and equity income (loss) from affiliates	2,412	1,259
Provision for state income taxes	(132)	(133)
Equity income (loss) from affiliates	(819)	27
Income from continuing operations	1,461	1,153
Loss from discontinued operations	-	(172)
Net income	1,461	981
Less: amounts attributable to noncontrolling interests	124	104
Net income attributable to Sun Communities, Inc. common stockholders	$1,337	$877

Amounts attributable to Sun Communities, Inc. common stockholders:
Income from continuing operations, net of state income taxes	$1,337	$1,031
Loss from discontinued operations, net of state income taxes	-	(154)
Net income attributable to Sun Communities, Inc. common stockholders	$1,337	$877

Weighted average common shares outstanding:
Basic	18,842	18,511
Diluted	20,984	20,698

Basic and diluted earnings (loss) per share:
Continuing operations	$0.07	$0.06
Discontinued operations	-	(0.01)
Basic and diluted earnings per share	$0.07	$0.05

Cash dividends per common share:	$0.63	$0.63

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$1,461	$981
Unrealized loss on interest rate swaps	(432)	(4)
Total comprehensive income	1,029	977
Less: amounts attributable to noncontrolling interests	80	104
Comprehensive income attributable to Sun Communities, Inc. common stockholders	$949	$873

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
 (In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
Balance as of December 31, 2009	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(104,839)	$(6,469)	$(111,308)
Issuance of common stock, net	2	3,093	-	-	-	-	3,095	-	3,095
Stock-based compensation - amortization and forfeitures	-	242	-	-	8	-	250	-	250
Net income	-	-	-	-	1,337	-	1,337	124	1,461
Unrealized loss on interest rate swaps and cap	-	-	-	(388)	-	-	(388)	(44)	(432)
Repayment of officer's notes	-	-	1,811	-	-	-	1,811	-	1,811
Cash distributions declared of $0.63 per share	-	-	-	-	(11,865)	-	(11,865)	(1,348)	(13,213)
Balance as of March 31, 2010	$208	$467,146	$(3,217)	$(2,246)	$(508,890)	$(63,600)	$(110,599)	$(7,737)	$(118,336)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,461	$981
Less: Loss from discontinued operations, net of tax	-	(172)
Income from continuing operations	1,461	1,153
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Gain on disposal of other assets and depreciated homes, net	(849)	(1,327)
Loss (gain) on valuation of derivative instruments	6	(3)
Stock compensation expense	289	418
Depreciation and amortization	17,206	16,789
Amortization of deferred financing costs	430	395
Equity (income) loss from affiliates, net	819	(27)
Change in notes receivable from financed sales of inventory homes, net of repayments	(1,381)	(1,038)
Change in inventory, other assets and other receivables, net	1,866	3,046
Change in accounts payable and other liabilities	(3,005)	(862)
Net cash provided by operating activities of continuing operations	16,842	18,544
Net cash used for operating activities of discontinued operations	-	(162)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,842	18,382

INVESTING ACTIVITIES:
Investment in properties	(8,745)	(10,070)
Proceeds related to dispositions of land	-	2
Proceeds related to disposition of other assets and depreciated homes, net	333	314
Reduction of notes receivable and officer's notes, net	2,035	3,422
NET CASH USED FOR INVESTING ACTIVITIES	(6,377)	(6,332)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock and OP units, net	2,311	(131)
Borrowings on lines of credit	33,473	39,406
Payments on lines of credit	(29,413)	(41,378)
Payments to retire preferred operating partnership units	(925)	-
Proceeds from issuance of notes payable and other debt	4,347	7,593
Payments on notes payable and other debt	(3,470)	(4,064)
Payments for deferred financing costs	(17)	(10)
Distributions to stockholders and OP unit holders	(13,213)	(13,040)
NET CASH USED FOR FINANCING ACTIVITIES	(6,907)	(11,624)

Net increase in cash and cash equivalents	3,558	426
Cash and cash equivalents, beginning of period	4,496	6,162
Cash and cash equivalents, end of period	$8,054	$6,588

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$13,140	$12,368
Cash paid for interest on mandatorily redeemable debt	$817	$834
Cash paid for state income taxes	$-	$-
Noncash investing and financing activities:
Unrealized loss on interest rate swaps	$(432)	$(4)
Reduction in secured borrowing balance	$1,432	$770
Receivable for issuance of stock	$784	$-

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

These unaudited interim Consolidated Financial Statements of Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned  and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 11, 2010, as amended on March 30, 2010 (the “2009 Annual Report”).

Reference in this report to Sun Communities, Inc., “we”, “our”, “us” and the “Company” refer to Sun Communities, Inc. and its subsidiaries, unless the context indicates otherwise.

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

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2009 Annual Report.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2. Discontinued Operations

We had investments in certain land improvements and equipment that provided cable television services to certain communities within the Real Property Operations segment.  During the fourth quarter of 2008, we determined that the cable television assets could not provide the necessary return on investment to justify the capital investment required to keep up with the technological advances in the offered product and subsequently announced our intention to exit the cable television service business.  We completed the sale of the cable television services business during the third quarter of 2009.  Cash proceeds from this sale were $0.3 million, resulting in a net gain on sale of $0.1 million. The results of the cable television service business for the prior periods have been presented as a discontinued operation in the Consolidated Financial Statements.

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total revenues	$-	$183
Total expenses	-	(355)
Loss from discontinued operations	-	(172)
Less: amounts attributable to noncontrolling interest	-	(18)
Loss from discontinued operations attributable to Sun Communities, Inc. common stockholders	$-	$(154)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2010	December 31, 2009
Land	$116,266	$116,266
Land improvements and buildings	1,184,827	1,183,613
Rental homes and improvements	203,337	203,435
Furniture, fixtures, and equipment	35,579	35,400
Land held for future development	26,986	26,986
Investment property	1,566,995	1,565,700
Less: Accumulated depreciation	(514,022)	(501,395)
Investment property, net	$1,052,973	$1,064,305

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

In May 2010, we entered into an agreement to acquire a manufactured home community located in San Antonio, Texas with 225 developed and 61 partially undeveloped sites for approximately $2.8 million, excluding closing costs.  We expect to fund this acquisition using cash on hand and borrowings under our revolving credit facility, if necessary.  The purchase of this property is contingent upon completion of our due diligence and other customary closing conditions; accordingly, we can provide no assurance that we will purchase this property.

In September 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  The claim remains under review and we believe the cost of the damage sustained from the flooding will be in excess of our insurance deductible.  We recorded a charge of $0.8 million associated with the flooding in the third quarter of 2009.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and during 2010 we have received a total of $4.3 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $55.1 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of March 31, 2010 and December 31, 2009, respectively.  The outstanding balance on the secured borrowing was $55.3 million and $52.4 million as of March 31, 2010 and December 31, 2009, respectively.

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

Beginning balance as of December 31, 2009	$52,368
Financed sales of manufactured homes	4,347
Principal payments and payoffs from our customers	(801)
Repurchases	(631)
Total activity	2,915
Ending balance as of March 31, 2010	$55,283

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $1.5 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2010	December 31, 2009
Installment notes receivable on manufactured homes, net	$14,136	$12,627
Collateralized receivables, net (see Note 4)	55,111	52,201
Other receivables, net	8,698	9,202
Total notes and other receivables, net	$77,945	$74,030

Installment Notes Receivable on Manufactured Homes

The installment notes of $14.1 million (net of allowance of $0.1 million) and $12.6 million (net of allowance of $0.1 million) as of March 31, 2010 and December 31, 2009, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  The notes have a net weighted average interest rate and maturity of 7.4 percent and 12.1 years as of March 31, 2010, and 7.4 percent and 12.4 years as of December 31, 2009.

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $55.1 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of March 31, 2010 and December 31, 2009, respectively.  The receivables have a net weighted average interest rate and maturity of 11.1 percent and 13.6 years as of March 31, 2010, and 10.9 percent and 13.8 years as of December 31, 2009.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivable and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was approximately $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables, continued

Other Receivables

Other receivables were comprised of amounts due from residents of $1.2 million (net of allowance of $0.2 million), home sale proceeds of $3.0 million, an employee loan of $0.4 million, insurance receivables of $0.7 million, and rebates and other receivables of $3.4 million as of March 31, 2010.  Other receivables were comprised of amounts due from residents of $1.5 million (net of allowance of $0.2 million), home sale proceeds of $3.4 million, an employee loan of $0.5 million, insurance receivables of $0.9 million, and rebates and other receivables of $2.9 million as of December 31, 2009.

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively.  The following table sets forth certain information regarding officer’s notes as of March 31, 2010 and December 31, 2009 (in thousands except for common stock and OP units):

	March 31, 2010			December 31, 2009
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$372	22,874	-	$581	35,756	-
Secured - $6.6 million	1,889	50,790	36,539	2,952	79,395	57,118
Secured - $1.0 million	292	27,040	-	457	42,268	-
Subtotal secured notes	2,553	100,704	36,539	3,990	157,419	57,118

Unsecured - $1.0 million	292	-	-	457	-	-
Unsecured - $1.3 million	372	-	-	581	-	-
Subtotal unsecured notes	664	-	-	1,038	-	-
Total promissory notes	$3,217	100,704	36,539	$5,028	157,419	57,118

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes.  The value of secured common stock and secured OP Units total approximately $3.5 million based on the closing price of our shares on the New York Stock Exchange of $25.20 as of March 31, 2010. The unsecured notes are fully recourse to the officer.

Total interest received was $0.1 million for the three months ended March 31, 2010 and 2009.  The reduction in the aggregate principal balance of these notes was $1.8 million and $2.9 million for the three months ended March 31, 2010 and 2009, respectively. The terms of the officer’s notes require that the remaining balance is due on December 31, 2010.

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

As of March 31, 2010, we had an ownership interest in the LLC of 25 percent.  In December 2009, we concluded that our investment in the LLC was not recoverable due to operating losses, liquidity concerns, and declining revenue trends and recorded an other than temporary impairment charge to reduce the carrying value of our investment to zero.  We are not obligated to fund the LLC and no longer record equity losses.  We recorded a $0.1 million loss associated with our equity allocation of the LLC’s financial results for the three months ended March 31, 2009.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Investment in Affiliates, continued

Origen

In October 2003, we purchased 5,000,000 shares of common stock of Origen. As of March 31, 2010, we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was $0.8 million.  Our investment in Origen had a market value of approximately $8.4 million based on a quoted market closing price of $1.67 per share from the “Pink Sheet Electronic OTC Trading System” as of March 31, 2010.

We recorded our equity allocation of the anticipated loss from Origen of $0.8 million for the three months ended March 31, 2010.   We recorded our equity allocation of the reported income from Origen of $0.1 million for the three months ended March 31, 2009.

Summarized financial information for Origen is presented before elimination of inter-company transactions (amounts in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$19,615	$22,815
Expenses	23,862	22,302
Net income	$(4,247)	$513

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Collateralized term loans - CMBS	$469,252	$471,299	4.3	4.6	5.1%	5.1%
Collateralized term loans - FNMA	372,407	373,501	4.2	4.4	4.1%	4.1%
Preferred OP Units	48,022	48,947	11.0	3.7	6.8%	6.8%
Secured borrowing (see Note 4)	55,283	52,368	13.5	13.8	11.1%	10.9%
Mortgage notes, other	212,998	213,327	5.4	5.6	5.1%	5.2%
Total debt	$1,157,962	$1,159,442	5.2	5.1	5.2%	5.1%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

Collateralized Term Loans

The collateralized term loans totaling $841.7 million as of March 31, 2010, are secured by 87 properties comprised of 31,245 sites representing approximately $532.8 million of net book value.

We exercised our option to extend the due date of approximately $152.4 million of secured, variable rate borrowings to May 1, 2014. In connection with this extension, the lender increased the facility fee associated with this borrowing. See Note 16 for additional information.

Preferred OP Units

We redeemed $0.9 million and $0.5 million of Series B-3 Preferred OP Units in the three months ended March 31, 2010 and 2009, respectively.

Our Operating Partnership had $35.8 million of convertible Preferred OP Units that were redeemable January 1, 2014.  In February 2010, our Operating Partnership completed a ten year extension on the redemption date associated with the $35.8 million convertible Preferred OP Units.  The Preferred OP Units provided for an annual preferred rate that was the greater of the 10 year U.S. Treasury bond yield in effect as of January 2nd each calendar year plus, a spread of 239 basis points or 6.5 percent, but no greater than 8.6 percent. In connection with the extension, the maximum annual preferred rate on the Preferred OP Units was increased to 9.0 percent from 8.6 percent.  These Preferred OP Units are convertible into 526,212 common shares based on a conversion price of $68 per share.

Secured Borrowing

See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $213.0 million as of March 31, 2010, are collateralized by 19 communities comprised of 6,388 sites representing approximately $180.8 million of net book value.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $94.5 million and $89.1 million as of March 31, 2010 and December 31, 2009, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of March 31, 2010 and December 31, 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal.  The weighted average interest rate on the outstanding borrowings was 1.9 percent as of March 31, 2010.  The borrowings under the line of credit mature October 1, 2011, assuming the election of a one year extension that is available at our discretion. As of March 31, 2010 and December 31, 2009, $16.5 million and $21.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at March 31, 2010).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $4.0 million and $5.4 million as of March 31, 2010 and December 31, 2009, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

As of March 31, 2010, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2010	2011	2012	2013	2014	After 5 years
Lines of credit	$98,525	$-	$98,525	$-	$-	$-	$-
Mortgage loans payable:
Maturities	987,950	-	103,708	31,518	26,812	480,881	345,031
Principal amortization	66,707	10,590	13,921	13,051	13,268	8,461	7,416
Preferred OP Units	48,022	370	-	4,300	3,345	4,225	35,782
Secured borrowing	55,283	1,583	2,306	2,553	2,758	3,010	43,073
Total	$1,256,487	$12,543	$218,460	$51,422	$46,183	$496,577	$431,302

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of March 31, 2010, we were in compliance with all covenants.

8.	Stockholders’ Deficit

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2010 or 2009.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2010, holders of Common OP Units converted 25,005 units to common stock.

The vesting requirements for 16,800 restricted shares granted to our employees were satisfied during the three months ended March 31, 2010.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009.  We issued 131,953 shares of common stock during the three months ended March 31, 2010. We issued an additional 18,047 shares of common stock on April 1, 2010.  The 150,000 shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $24.66.  During 2010, we received net proceeds of approximately $3.6 million related to the issuance of common stock.  The proceeds were placed in an investment account as of March 31, 2010 and subsequently used to pay down our unsecured line of credit. We have 1,350,000 shares remaining and we may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under any obligation to sell shares.

On April 23, 2010, aggregate dividends, distributions and dividend equivalents of $13.3 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on April 13, 2010.

9.	Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Brokerage commissions	$139	$135
Gain (loss) on disposition of assets, net	(118)	17
Other, net	251	5
Total other income, net	$272	$157

10.	Segment Reporting

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

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$52,007	$13,116	$65,123	$50,999	$12,661	$63,660
Operating expenses/Cost of sales	17,220	9,867	27,087	16,789	9,960	26,749
Net operating income/Gross profit	34,787	3,249	38,036	34,210	2,701	36,911
Adjustments to arrive at net income (loss):
Other revenues	2,073	221	2,294	1,429	195	1,624
General and administrative	(3,490)	(1,933)	(5,423)	(4,166)	(1,826)	(5,992)
Depreciation and amortization	(11,274)	(5,299)	(16,573)	(11,120)	(5,084)	(16,204)
Interest expense	(15,838)	(84)	(15,922)	(15,015)	(65)	(15,080)
Equity income (loss) from affiliates, net	(819)	-	(819)	99	(72)	27
Provision for state income tax	(132)	-	(132)	(133)	-	(133)
Income (loss) from continuing operations	5,307	(3,846)	1,461	5,304	(4,151)	1,153
Loss from discontinued operations	-	-	-	(172)	-	(172)
Net income (loss)	5,307	(3,846)	1,461	5,132	(4,151)	981
Less: Net income (loss) attributable to noncontrolling interest	519	(395)	124	547	(443)	104
Net income (loss) attributable to Sun Communities, Inc.	$4,788	$(3,451)	$1,337	$4,585	$(3,708)	$877

	March 31, 2010			December 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$913,277	$139,696	$1,052,973	$922,094	$142,211	$1,064,305
Cash and cash equivalents	7,471	583	8,054	4,616	(120)	4,496
Inventory of manufactured homes	-	2,698	2,698	-	3,934	3,934
Investment in affiliate	827	-	827	1,646	-	1,646
Notes and other receivables	74,302	3,643	77,945	69,625	4,405	74,030
Other assets	28,288	2,544	30,832	30,624	2,330	32,954
Total assets	$1,024,165	$149,164	$1,173,329	$1,028,605	$152,760	$1,181,365

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

As of March 31, 2010, we had four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2010:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.2506%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.2506%	2.1450%	2.0000%	4.1450%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.2300%	1.5700%	2.0500%	3.6200%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.2901%	11.0000%	0.0000%	N/A

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

We have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 14 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
Interest rate swaps and cap agreement	Other assets	$4	$379	Other liabilities	$2,187	$2,123
Total derivatives designated as hedging instruments		$4	$379		$2,187	$2,123

These valuation adjustments will only be realized under certain situations. For example, if we terminate the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, then we would need to amortize amounts currently included in other comprehensive income (loss) into interest expense over the terms of the derivative contracts.  We do not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to qualify for hedge accounting.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended March 31, 2010 and 2009, respectively, as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Interest rate swaps and cap agreement	$(432)	$(4)	Interest expense	$-	$-	Interest expense	$(6)	$3
Total	$(432)	$(4)	Total	$-	$-	Total	$(6)	$3

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of March 31, 2010 and December 31, 2009, we had collateral deposits recorded in other assets of $3.2 million.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2010.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

We had no unrecognized tax benefits as of March 31, 2010 and 2009. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2010.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.1 million for the three months ended March 31, 2010 and 2009.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million, as of March 31, 2010 and December 31, 2009, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of March 31, 2010 and December 31, 2009.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2005.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the three months ended March 31, 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution.  Our unvested restricted shares qualify as participating securities and are included in the earnings allocation of computing basic earnings per share (“EPS”) under the two-class method.

Computations of basic and diluted EPS from continuing operations were as follows (in thousands, expect per share data):

	Three Months Ended
	March 31,
Numerator	2010	2009
Basic earnings: net income from continuing operations attributable to common stockholders	$1,337	$1,031
Add: net income attributable to noncontrolling interests of operating partnership	153	122
Diluted earnings: net income from continuing operations available to common stockholders and unitholders	$1,490	$1,153

Denominator
Weighted average common shares outstanding	18,665	18,330
Weighted average unvested restricted stock outstanding	177	181
Basic weighted average common shares and unvested restricted stock outstanding	18,842	18,511
Add: dilutive securities	2,142	2,187
Diluted weighted average common shares and securities	20,984	20,698

Basic and diluted earnings per share from continuing operations available to common stockholders	$0.07	$0.06

We excluded securities from the computation of diluted EPS because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted EPS as of March 31, 2010 and 2009 (amounts in thousands):

	March 31,
	2010	2009
Stock options	131	205
Convertible Preferred OP Units	526	526
Total securities	657	731

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of EPS available to common stockholders.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Fair Value of Financial Instruments

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of March 31, 2010.  The table presents the carrying values and fair values of our financial instruments as of March 31, 2010 and December 31, 2009 that were measured using the valuation techniques described above. The table does not include financial instruments with maturities less than one year because the carrying values associated with these instruments approximate fair value.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Derivative instruments	$4	$4	$379	$379
Installment notes on manufactured homes, net	14,136	14,136	12,627	12,627
Collateralized receivables, net	55,111	-	52,201	-

Financial liabilities
Derivative instruments	$2,187	$2,187	$2,123	$2,123
Long term debt (excluding secured borrowing)	1,102,679	1,061,726	1,107,074	1,057,326
Secured borrowing	55,283	-	52,368	-
Lines of credit	98,525	98,525	94,465	94,465

We use a fair value hierarchy established by FASB guidance that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of March 31, 2010.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$4	$-	$4	$-
Total assets	$4	$-	$4	$-

Liabilities
Derivative instruments	$2,187	$-	$2,187	$-
Total liabilities	$2,187	$-	$2,187	$-

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Recent Accounting Pronouncements

Accounting Standards Adopted in 2010

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, which is included in ASC Topic 860, Transfers and Servicing.  The updated guidance in ASC Topic 860 removes the concept of a QSPE and eliminates the exception for QSPEs from consolidation guidance.  In addition, it also established specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s).  The updated guidance in ASC Topic 860 is effective for fiscal years beginning after November 15, 2009.  The adoption of the updated guidance within ASC Topic 860 did not have any impact on our results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which is included in ASC Topic 810, Consolidation. The updated guidance in ASC Topic 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. Under the updated guidance in ASC Topic 810, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. The updated guidance in ASC Topic 810 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009.   The adoption of the updated guidance within ASC Topic 810 did not have any impact on our results of operations or financial condition as we do not currently have an unconsolidated VIE.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Commitments and Contingencies

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

SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto, along with our 2009 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of March 31, 2010, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of March 31, 2010, the Properties contained an aggregate of 47,566 developed sites comprised of 42,299 developed manufactured home sites and 5,267 recreational vehicle sites and an approximately 6,000 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes (“MHs”) and recreational vehicles (“RVs”) to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2009 Annual Report.

SUN COMMUNITIES, INC.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with GAAP, we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues minus property operating expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income attributable to Sun Communities, Inc. is included in “Results of Operations” below.

We believe that NOI is helpful to investors and analysts as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. We use NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall.  We believe that these costs included in net income often have no effect on the market value of our property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three Months ended March 31, 2010 and 2009”.

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

SUN COMMUNITIES, INC.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended March 31, 2010 and 2009.  Our Same Site portfolio is equal to our total portfolio for the three months ended March 31, 2010 and 2009.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

In order to evaluate the growth of the Same Site communities, management has classified certain items differently than our GAAP statements.  The reclassification difference between our GAAP statements and our Same Site portfolio is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents.   We reclassify these amounts to reflect the utility expenses associated with our Same Site portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$49,134	$48,439	$695	1.4%
Property operating expenses:
Payroll and benefits	3,823	3,693	130	3.5%
Legal, taxes, & insurance	610	774	(164)	-21.2%
Utilities	3,479	3,509	(30)	-0.9%
Supplies and repair	1,300	1,194	106	8.9%
Other	955	875	80	9.1%
Real estate taxes	4,180	4,184	(4)	-0.1%
Property operating expenses	14,347	14,229	118	0.8%
Real Property NOI	$34,787	$34,210	$577	1.7%

	As of March 31,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,566	47,605	(39)
Occupied sites (1)	38,177	37,877	300
Occupancy % (1)	83.9%	83.3%	0.6%
Weighted average monthly rent per site (2)	$407	$397	$10
Sites available for development	5,588	5,583	5

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $0.6 million from $34.2 million to $34.8 million, or 1.7 percent. The growth in NOI is primarily due to increased revenues. Income from real property revenues consist of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $0.7 million, from $48.4 million to $49.1 million, or 1.4 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $0.7 million due to average rental rate increases of 2.6 percent and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.

Property operating expenses increased $0.1 million, from $14.2 million to $14.3 million, or 0.8 percent.  Payroll and benefits increased by $0.1 million due to increased wages from annual merit raises, and increased health benefit and workers compensation expense.  Supplies and repair expenses increased by $0.1 million due to increased landscape maintenance costs. Other property operating expenses increased by $0.1 million due to increased administrative costs for postage, office supplies, and other general office charges.  These costs were partially offset by decreased legal fees (related to delinquency and other property matters) and decreased insurance charges of $0.2 million.

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

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2010 and 2009 (in thousands, except for certain items marked with *):

	Three Months Ended
	March 31,
Financial Information	2010	2009	Change	% Change
Rental home revenue	$5,079	$5,200	$(121)	-2.3%
Site rent from Rental Program (1)	7,016	6,450	566	8.8%
Rental Program revenue	12,095	11,650	445	3.8%
Expenses
Payroll and commissions	500	783	(283)	-36.1%
Repairs and refurbishment	1,604	1,991	(387)	-19.4%
Taxes and insurance	783	770	13	1.7%
Marketing and other	736	993	(257)	-25.9%
Rental Program operating and maintenance	3,623	4,537	(914)	-20.1%
Rental Program NOI	$8,472	$7,113	$1,359	19.1%

Other Information
Number of occupied rentals, end of period*	5,950	5,698	252	4.4%
Investment in occupied rental homes	$188,697	$177,755	$10,942	6.2%
Number of sold rental homes*	178	168	10	6.0%
Weighted average monthly rental rate*	$729	$730	$(1)	-0.1%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Rental Program NOI increased $1.4 million from $7.1 million to $8.5 million or 19.1 percent due to increased revenues of approximately $0.5 million and decreased expenses of $0.9 million. Revenues increased approximately $0.5 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The decline in operating and maintenance expenses of $0.9 million was due to several factors.  Commissions decreased by $0.3 million due to a realignment of the commission plan that decreased the amount of commission paid on new and renewed leases.  Expenses associated with repairs and refurbishment decreased by $0.4 million, primarily due to a decline in the average cost associated with preparing a previously leased home for a new occupant.  Marketing and other costs decreased by approximately $0.2 million due to reductions in bad debt expense, advertising, and utility expenses associated with unoccupied rental homes.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2010 and 2009 (in thousands, except for statistical information):

	Three Months Ended
	March 31,
Financial Information	2010	2009	Change	% Change
New home sales	$897	$1,288	$(391)	-30.4%
Pre-owned home sales	7,140	6,173	967	15.7%
Revenue from homes sales	8,037	7,461	576	7.7%

New home cost of sales	774	1,116	(342)	-30.6%
Pre-owned home cost of sales	5,470	4,307	1,163	27.0%
Cost of home sales	6,244	5,423	821	15.1%

NOI / Gross profit	$1,793	$2,038	$(245)	-12.0%

Gross profit – new homes	123	172	(49)	-28.5%
Gross margin % – new homes	13.7%	13.4%		0.3%

Gross profit – pre-owned homes	1,670	1,866	(196)	-10.5%
Gross margin % – pre-owned homes	23.4%	30.2%		-6.8%

Statistical Information
Home sales volume:
New home sales	15	19	(4)	-21.1%
Pre-owned home sales	310	229	81	35.4%
Total homes sold	325	248	77	31.0%

Home Sales NOI decreased by $0.2 million, from $2.0 million to $1.8 million, or 12.0 percent primarily due to reduced profit margins on pre-owned homes.

The gross profit margin on new home sales increased 0.3 percent from 13.4 percent to 13.7 percent.  Although the gross profit margin slightly increased due to increased average sale prices on Florida homes, the overall gross profit on new home sales decreased primarily due to a 21.1 percent decline in sales volume.

The gross profit margin on pre-owned home sales decreased 6.8 percent from 30.2 percent to 23.4 percent.  Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. The average selling price of rental homes has decreased, which in turn, has helped to increase overall sales volume of pre-owned home sales by 35.4 percent which was done in order to meet our goal of converting our home renters to home owners, allowing us to stabilize portfolio revenues.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.7 million, from $1.6 million to $2.3 million, or 43.8 percent.  This increase was primarily due to increased interest income of $0.5 million and certain fees of $0.2 million received related to property easements.  The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets.  The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured borrowing recorded in association with this transaction. See Note 4 – Transfers of Financial Assets for additional information.

Real Property general and administrative costs decreased by $0.7 million, from $4.2 million to $3.5 million, or 16.7 percent due to decreased compensation costs of $0.1 million and decreased tax expense of $0.7 million, partially offset by increased consulting fees of $0.1 million.  The compensation cost decreased due to reduced amortization of deferred compensation associated with certain restricted stock awards which fully vested in the prior year.  The decreased tax expense includes the reversal of a provision for $0.7 million related to the Michigan Department of Treasury public notice dated February 5, 2010, and reversed on March 31, 2010, regarding the filing methodology for federally disregarded single member limited liability companies under the former Michigan Single Business Tax.  The provision included an estimated tax liability for several single member limited liability companies for the years 1997-2007, whose taxable income was included in our consolidated Michigan Single Business Tax returns for those years.

Home Sales and Rentals general and administrative costs increased by $0.1 million, from $1.8 million to $1.9 million, or 5.6 percent due to increased salary and commission costs.

Depreciation and amortization costs increased by $0.4 million, from $16.2 million to $16.6 million, or 2.5 percent due to increased depreciation on investment property for use in our Rental Program of $0.2 million and by increased amortization of promotions and other depreciation of $0.2 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $0.8 million, from $15.1 million to $15.9 million, or 5.3 percent due to increased expense associated with the increase in our FNMA facility fee of $0.5 million and our secured borrowing arrangements of $0.8 million, partially offset by a reduction in expense of $0.5 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 – Transfers of Financial Assets for additional information.

Equity loss from affiliates increased by $0.8 million, from income of a nominal amount to a loss of $0.8 million due to our equity allocation of Origen’s reported losses.

SUN COMMUNITIES, INC.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues	$65,123	$63,660
Operating expenses/Cost of sales	27,087	26,749
NOI/gross profit	38,036	36,911
Adjustments to arrive at net loss:
Other revenues	2,294	1,624
General and administrative	(5,423)	(5,992)
Depreciation and amortization	(16,573)	(16,204)
Interest expense	(15,922)	(15,080)
Equity income from affiliates	(819)	27
Provision for state income taxes	(132)	(133)
Income from continuing operations	1,461	1,153
Loss from discontinued operations	-	(172)
Net income	1,461	981
Less: amounts attributable to noncontrolling interest	124	104
Net income attributable to Sun Communities, Inc. common stockholders	$1,337	$877

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

Because FFO excludes significant economic components of net income including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income. The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Management also uses an Adjusted Funds from Operations (“Adjusted FFO”) non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. Other REITs may use different methods for calculating FFO and Adjusted FFO and, accordingly, our FFO and Adjusted FFO may not be comparable to other REITs.

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the three months ended March 31, 2010 and 2009 (in thousands, except for per share/OP unit amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income	$1,461	$981
Adjustments:
Depreciation and amortization	17,034	16,621
Benefit for state income taxes (1)	(11)	(13)
Gain on disposition of assets, net	(849)	(1,328)
Funds from operations (FFO)	$17,635	$16,261

Weighted average Common Shares/OP Units outstanding:
Basic	20,981	20,698
Diluted	20,984	20,698

FFO per weighted average Common Share/OP Unit - Basic	$0.84	$0.79
FFO per weighted average Common Share/OP Unit - Diluted	$0.84	$0.79

The table below adjusts FFO to exclude certain items as detailed below (in thousands, except for per share/OP unit amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income	$1,461	$981
Michigan Business tax reversal	(740)	-
Equity affiliate adjustment	819	(99)
Adjusted net income	1,540	882
Depreciation and amortization	17,034	16,621
Benefit for state income taxes (1)	(11)	(13)
Gain on disposition of assets, net	(849)	(1,328)
Adjusted funds from operations (FFO)	$17,714	$16,162

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$0.84	$0.78

(1)  The tax benefit for the periods ended March 31, 2010 and 2009 represents the reversal of a tax provision for potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

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

During the three months ended March 31, 2010, we have invested $1.8 million related to the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2010 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our unsecured line of credit.

Cash and cash equivalents increased by $3.6 million from $4.5 million as of December 31, 2009, to $8.1 million as of March 31, 2010. Net cash provided by operating activities from continuing operations decreased by $1.7 million from $18.5 million for the three months ended March 31, 2009 to $16.8 million for the three months ended March 31, 2010.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in our 2009 Annual Report.

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of March 31, 2010 and December 31, 2009 was $94.5 million and $89.1 million, respectively. In addition, $4.0 million of availability were used to back standby letters of credit as of March 31, 2010 and December 31, 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 1.9 percent as of March 31, 2010. As of March 31, 2010, $16.5 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2010, the highest balance on the line of credit was $102.3 million.  The borrowings under the line of credit mature October 1, 2011, assuming an election of a one-year extension that is available at our discretion. If we are unable to refinance our facility, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. If the revolving facility matures without renewal, replacement, or extension, our borrowing capacity would immediately be reduced by $115.0 million and it would adversely impact our business, results of operation and financial condition.  We are evaluating options to renew, replace, or amend the facility. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which were complied with as of March 31, 2010. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of March 31, 2010, the distribution coverage was 80.8 percent and the fixed charge coverage ratio was 1.72:1.

SUN COMMUNITIES, INC.

While many of our fundamentals and those of the manufactured housing industry have been improving over recent years, the current economic downturn and the lack of liquidity in the lending environment have generally resulted in a reduction of the availability of financing and higher borrowing costs which may result in us not being able to successfully extend, refinance or repay our debt. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of this financial turmoil. Since we carry a substantial amount of debt, it may limit our ability to obtain additional financing; and in planning for, or reacting to, changes in our business and our industry. It also renders us more vulnerable to general adverse economic and industry conditions and requires us to dedicate a significant portion of our cash flow to service our debt.  We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above and we have only limited debt maturities until July 2011. We are evaluating options to renew, replace, or amend our debt agreements.  Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2010 through 2014 are as follows:

2010	$0.4 million
2011	$103.7 million and any balance outstanding on the unsecured line of credit or the floor plan facility
2012	$35.8 million
2013	$30.2 million
2014	$485.1 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain equity securities and/or the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $215.7 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of March 31, 2010, the borrowing base was in excess of $115.0 million by $20.5 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive.  See “Risk Factors” in Item 1A of our 2009 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2010, our debt to total market capitalization approximated 70.3 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 4.9 years and a weighted average interest rate of 4.9 percent.

Capital expenditures for the three months ended March 31, 2010 and 2009 included recurring capital expenditures of $0.9 million and $1.3 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2010.

Net cash used for investing activities was $6.4 million for the three months ended March 31, 2010, compared to $6.3 million for the three months ended March 31, 2009. The difference is due to decreased investment in property of $1.3 million offset by decreased principal repayment on an officer’s note and other notes receivable of $1.4 million.

Net cash used for financing activities was $6.9 million for the three months ended March 31, 2010, compared to $11.6 million for the three months ended March 31, 2009. The difference is due to increased net proceeds received from the issuance of additional shares of $2.4 million, increased net borrowings on the lines of credit of $6.1 million, partially offset by reduced proceeds received from the issuance of debt of $3.3 million, increased repayments on notes payable and other debt of $0.3 million, and increased distributions to our stockholders and OP unitholders of $0.2 million.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2009 Annual Report, and our filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our expectations of future events.

SUN COMMUNITIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability interest rate changes could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of March 31, 2010. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The third swap agreement fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. We have an interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR unless otherwise noted.

Our remaining variable rate debt totals $247.4 million and $194.4 million as of March 31, 2010 and 2009, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the three months ended March 31, 2010 and 2009, we believe our interest expense would have increased or decreased by approximately $0.6 million and $0.5 million based on the $248.2 million and $209.7 million average balances outstanding under our variable rate debt facilities for the three months ended March 31, 2010 and 2009, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 16 of the Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

You should review our Annual Report on Form 10-K for the year ended December 31, 2009, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations.  There are no material changes to the disclosure on these matters set forth in such Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the three months ended March 31, 2010.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 25,005 units to common stock during 2010.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

We issued 131,953 shares of common stock during the three months ended March 31, 2010. We issued an additional 18,047 shares of common stock on April 1, 2010.  During 2010, we received net proceeds of approximately $3.6 million related to the issuance of common stock.  The proceeds were placed in an investment account as of March 31, 2010 and subsequently used to pay down our unsecured line of credit.

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

SUN COMMUNITIES, INC.
Dated: May 6, 2010	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)