Form 10-Q
period 2010-06-30
SUN COMMUNITIES INC
filed 2010-07-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2010:  19,352,582

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
 (In thousands, except per share amounts)

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Investment property, net	$1,043,627	$1,064,305
Cash and cash equivalents	5,618	4,496
Inventory of manufactured homes	2,457	3,934
Investment in affiliates	69	1,646
Notes and other receivables	82,713	74,030
Other assets	32,940	32,954
TOTAL ASSETS	$1,167,424	$1,181,365

LIABILITIES
Debt	$1,165,736	$1,159,442
Lines of credit	85,581	94,465
Other liabilities	39,081	38,766
TOTAL LIABILITIES	1,290,398	1,292,673

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (June 30, 2010 and December 31, 2009, 21,154 and 20,635 shares issued respectively)	212	206
Additional paid-in capital	478,810	463,811
Officer's notes	(3,065)	(5,028)
Accumulated other comprehensive loss	(2,538)	(1,858)
Distributions in excess of accumulated earnings	(523,292)	(498,370)
Treasury stock, at cost (June 30, 2010 and December 31, 2009, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(113,473)	(104,839)
Noncontrolling interests	(9,501)	(6,469)
TOTAL STOCKHOLDERS’ DEFICIT	(122,974)	(111,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,167,424	$1,181,365

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2010 AND 2009
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES
Income from real property	$49,948	$48,497	$101,955	$99,496
Revenue from home sales	9,598	8,218	17,635	15,679
Rental home revenue	5,052	5,187	10,131	10,387
Ancillary revenues, net	108	62	334	257
Interest	1,973	1,368	3,769	2,640
Other income (loss), net	(366)	(60)	(94)	97
Total revenues	66,313	63,272	133,730	128,556

COSTS AND EXPENSES
Property operating and maintenance	13,105	12,787	26,145	25,392
Real estate taxes	4,183	4,118	8,363	8,302
Cost of home sales	7,233	5,844	13,477	11,267
Rental home operating and maintenance	3,594	4,022	7,217	8,559
General and administrative - real property	5,627	4,900	9,117	9,066
General and administrative - home sales and rentals	1,853	1,816	3,786	3,642
Depreciation and amortization	16,404	15,915	32,977	32,119
Interest	15,455	14,739	30,560	28,984
Interest on mandatorily redeemable debt	819	835	1,636	1,670
Total expenses	68,273	64,976	133,278	129,001

Income (loss) before income taxes and equity loss from affiliates	(1,960)	(1,704)	452	(445)
Provision for state income taxes	(129)	(146)	(261)	(279)
Equity loss from affiliates	(758)	(517)	(1,577)	(490)
Loss from continuing operations	(2,847)	(2,367)	(1,386)	(1,214)
Loss from discontinued operations	-	(160)	-	(332)
Net loss	(2,847)	(2,527)	(1,386)	(1,546)
Less: amounts attributable to noncontrolling interests	(398)	(268)	(274)	(164)
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,449)	$(2,259)	$(1,112)	$(1,382)

Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(2,449)	$(2,116)	$(1,112)	$(1,085)
Loss from discontinued operations, net of state income taxes	-	(143)	-	(297)
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,449)	$(2,259)	$(1,112)	$(1,382)

Weighted average common shares outstanding:
Basic	19,031	18,469	18,848	18,399
Diluted	19,031	18,469	18,848	18,399

Basic and diluted loss per share:
Continuing operations	$(0.13)	$(0.11)	$(0.06)	$(0.05)
Discontinued operations	-	(0.01)	-	(0.02)
Basic and diluted loss per share	$(0.13)	$(0.12)	$(0.06)	$(0.07)

Cash dividends per common share:	$0.63	$0.63	$1.26	$1.26

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE PERIODS ENDED JUNE 30, 2010 AND 2009
 (In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,847)	$(2,527)	$(1,386)	$(1,546)
Unrealized gain (loss) on interest rate swaps	(325)	1,330	(757)	1,326
Total comprehensive loss	(3,172)	(1,197)	(2,143)	(220)
Less: amounts attributable to noncontrolling interests	(431)	(127)	(351)	(23)
Comprehensive loss attributable to Sun Communities, Inc. common stockholders	$(2,741)	$(1,070)	$(1,792)	$(197)

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
 (In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non- controlling Interest	Total Stockholders' Deficit
Balance as of December 31, 2009	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(104,839)	$(6,469)	$(111,308)
Issuance of common stock, net	6	13,789	-	-	-	-	13,795	-	13,795
Stock-based compensation - amortization and forfeitures	-	1,210	-	-	28	-	1,238	-	1,238
Net loss	-	-	-	-	(1,112)	-	(1,112)	(274)	(1,386)
Unrealized loss on interest rate swaps and cap	-	-	-	(680)	-	-	(680)	(77)	(757)
Repayment of officer's notes	-	-	1,963	-	-	-	1,963	-	1,963
Cash distributions declared of $1.26 per share	-	-	-	-	(23,838)	-	(23,838)	(2,681)	(26,519)
Balance as of June 30, 2010	$212	$478,810	$(3,065)	$(2,538)	$(523,292)	$(63,600)	$(113,473)	$(9,501)	$(122,974)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(1,386)	$(1,546)
Less: Loss from discontinued operations, net of tax	-	(332)
Loss from continuing operations	(1,386)	(1,214)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Gain on disposal of other assets and depreciated homes, net	(1,654)	(2,691)
Loss (gain) on valuation of derivative instruments	13	(12)
Stock compensation expense	1,301	1,986
Depreciation and amortization	34,187	34,319
Amortization of deferred financing costs	849	796
Equity loss from affiliates, net	1,577	490
Change in notes receivable from financed sales of inventory homes, net of repayments	(2,599)	(1,955)
Change in inventory, other assets and other receivables, net	(418)	(248)
Change in accounts payable and other liabilities	(418)	2,904
Net cash provided by operating activities of continuing operations	31,452	34,375
Net cash used for operating activities of discontinued operations	-	(273)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,452	34,102

INVESTING ACTIVITIES:
Investment in properties	(20,652)	(19,058)
Proceeds related to disposition of other assets and depreciated homes, net	195	176
Reduction of notes receivable and officer's notes, net	2,631	3,499
NET CASH USED FOR INVESTING ACTIVITIES	(17,826)	(15,383)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock and OP units, net	13,795	(377)
Borrowings on lines of credit	70,759	80,456
Payments on lines of credit	(79,643)	(86,553)
Payments to retire preferred operating partnership units	(925)	-
Proceeds from issuance of other debt	17,104	31,111
Payments on other debt	(6,907)	(18,267)
Payments for deferred financing costs	(168)	(477)
Distributions to stockholders and OP unit holders	(26,519)	(26,149)
NET CASH USED FOR FINANCING ACTIVITIES	(12,504)	(20,256)

Net increase (decrease) in cash and cash equivalents	1,122	(1,537)
Cash and cash equivalents, beginning of period	4,496	6,162
Cash and cash equivalents, end of period	$5,618	$4,625

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$26,534	$25,970
Cash paid for interest on mandatorily redeemable debt	$1,636	$1,670
Cash paid for state income taxes	$401	$342
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$(757)	$1,326
Reduction in secured borrowing balance	$2,978	$1,798

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

In the third quarter of 2009, we sold our investments in certain land improvements and equipment that provided cable television services to certain communities within the Real Property Operations segment.  Cash proceeds from this sale were $0.3 million, resulting in a net gain on sale of $0.1 million. The results of the cable television service business for the prior periods have been presented as a discontinued operation in the Consolidated Financial Statements.

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$-	$172	$-	$355
Total expenses	-	(332)	-	(687)
Loss from discontinued operations	-	(160)	-	(332)
Less: amounts attributable to noncontrolling interest	-	(17)	-	(35)
Loss from discontinued operations attributable to Sun Communities, Inc. common stockholders	$-	$(143)	$-	$(297)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2010	December 31, 2009
Land	$116,266	$116,266
Land improvements and buildings	1,186,677	1,183,613
Rental homes and improvements	203,159	203,435
Furniture, fixtures, and equipment	35,883	35,400
Land held for future development	26,986	26,986
Investment property	1,568,971	1,565,700
Less: Accumulated depreciation	(525,344)	(501,395)
Investment property, net	$1,043,627	$1,064,305

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

In September 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia.  We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations.  We recorded a charge of $0.8 million associated with the flooding in the third quarter of 2009.  This charge represents our deductible, net of expected insurance recoveries for the replacement of assets that exceed the net book value of assets damaged in the flood.  The claim remains under review.

4.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and during 2010 we have received a total of $17.1 million of cash proceeds, including $6.3 million which was transferred at par value as a lump sum transaction in May 2010, in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $66.3 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of June 30, 2010 and December 31, 2009, respectively.  The outstanding balance on the secured borrowing was $66.5 million and $52.4 million as of June 30, 2010 and December 31, 2009, respectively.

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

Beginning balance as of December 31, 2009	$52,368
Financed sales of manufactured homes	17,104
Principal payments and payoffs from our customers	(1,665)
Repurchases	(1,313)
Total activity	14,126
Ending balance as of June 30, 2010	$66,494

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $1.7 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively.  The amount of interest income and expense recognized was $3.2 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2010	December 31, 2009
Installment notes receivable on manufactured homes, net	$8,633	$12,627
Collateralized receivables, net (see Note 4)	66,296	52,201
Other receivables, net	7,784	9,202
Total notes and other receivables, net	$82,713	$74,030

Installment Notes Receivable on Manufactured Homes

The installment notes of $8.6 million (net of allowance of $0.1 million) and $12.6 million (net of allowance of $0.1 million) as of June 30, 2010 and December 31, 2009, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  The notes have a net weighted average interest rate and maturity of 6.4 percent and 11.1 years as of June 30, 2010, and 7.4 percent and 12.4 years as of December 31, 2009.

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $66.3 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of June 30, 2010 and December 31, 2009, respectively.  The receivables have a net weighted average interest rate and maturity of 11.2 percent and 13.7 years as of June 30, 2010, and 10.9 percent and 13.8 years as of December 31, 2009.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivable and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was approximately $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables, continued

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water usage of $1.4 million (net of allowance of $0.2 million), home sale proceeds of $2.6 million, an employee loan of $0.1 million, insurance receivables of $0.8 million, and rebates and other receivables of $2.9 million as of June 30, 2010.  Other receivables were comprised of amounts due from residents for rent and water usage of $1.5 million (net of allowance of $0.2 million), home sale proceeds of $3.4 million, an employee loan of $0.5 million, insurance receivables of $0.9 million, and rebates and other receivables of $2.9 million as of December 31, 2009.

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively.  The following table sets forth certain information regarding officer’s notes as of June 30, 2010 and December 31, 2009 (in thousands except for common stock and OP units):

	June 30, 2010			December 31, 2009
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$354	21,797	-	$581	35,756	-
Secured - $6.6 million	1,799	48,399	34,819	2,952	79,395	57,118
Secured - $1.0 million	279	25,767	-	457	42,268	-
Subtotal secured notes	2,432	95,963	34,819	3,990	157,419	57,118

Unsecured - $1.0 million	279	-	-	457	-	-
Unsecured - $1.3 million	354	-	-	581	-	-
Subtotal unsecured notes	633	-	-	1,038	-	-
Total promissory notes	$3,065	95,963	34,819	$5,028	157,419	57,118

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes.  The value of secured common stock and secured OP Units total approximately $3.4 million based on the closing price of our shares on the New York Stock Exchange of $25.96 as of June 30, 2010. The unsecured notes are fully recourse to the officer.

Total interest received was insignificant for the three months ended June 30, 2010 and $0.1 million for the three months ended June 30, 2009. Total interest received was $0.1 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.  The reduction in the aggregate principal balance of these notes was $2.0 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively. The terms of the officer’s notes require that any remaining balance is due on December 31, 2010.

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

As of June 30, 2010, we had an ownership interest in the LLC of 25 percent.  In December 2009, we concluded that our investment in the LLC was not recoverable due to operating losses, liquidity concerns, and declining revenue trends and recorded an other than temporary impairment charge to reduce the carrying value of our investment to zero.  We suspended equity accounting in periods when the LLC’s equity losses exceeded our investment as we are not obligated to provide additional funding to the LLC.  In the event the LLC reports net income in future periods, we resume application of the equity method only after our share of the LLC’s net income equals the share of net losses not recognized during the period in which equity accounting was suspended.  We recorded an insignificant amount of income associated with our equity allocation of the LLC’s financial results for the three and six months ended June 30, 2010, respectively.  Our equity allocation of the LLC’s losses was insignificant for the three months ended June 30, 2009 and $0.1 million for the six months ended June 30, 2009.

Origen

In October 2003, we purchased 5,000,000 shares of common stock of Origen. As of June 30, 2010, we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was an insignificant amount.  Our investment in Origen had a market value of approximately $8.3 million based on a quoted market closing price of $1.65 per share from the “Pink Sheet Electronic OTC Trading System” as of June 30, 2010.

We recorded our equity allocation of the anticipated losses from Origen of $0.8 million and $1.6 million for the three and six months ended June 30, 2010, respectively.   Our equity allocation for 2010 is based on estimated revenue and expense amounts included in the table below.  These unaudited revenue and expense amounts represent actual results through May 2010 and estimated June 2010 results.  We recorded our equity allocation of the reported losses from Origen of $0.5 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$18,880	$21,042	$38,495	$42,747
Expenses	23,070	23,499	46,932	44,691
Net loss	$(4,190)	$(2,457)	$(8,437)	$(1,944)

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Collateralized term loans - CMBS	$467,311	$471,299	4.1	4.6	5.1%	5.1%
Collateralized term loans - FNMA	371,340	373,501	3.9	4.4	4.1%	4.1%
Preferred OP Units	48,022	48,947	10.8	3.7	6.8%	6.8%
Secured borrowing (see Note 4)	66,494	52,368	13.7	13.8	11.2%	10.9%
Mortgage notes, other	212,569	213,327	5.1	5.6	5.2%	5.2%
Total debt	$1,165,736	$1,159,442	5.0	5.1	5.2%	5.1%

Collateralized Term Loans

The collateralized term loans totaling $838.7 million as of June 30, 2010, are secured by 87 properties comprised of 31,250 sites representing approximately $528.0 million of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

Preferred OP Units

We redeemed $0.9 million and $0.5 million of Series B-3 Preferred OP Units in the six months ended June 30, 2010 and 2009, respectively.

Our Operating Partnership had $35.8 million of convertible Preferred OP Units that were redeemable January 1, 2014.  In February 2010, our Operating Partnership completed a ten year extension on the redemption date associated with the $35.8 million convertible Preferred OP Units.  The Preferred OP Units provided for an annual preferred rate that was the greater of the 10 year U.S. Treasury bond yield in effect as of January 2nd each calendar year plus a spread of 239 basis points, or 6.5 percent, but no greater than 8.6 percent. In connection with the extension, the maximum annual preferred rate on the Preferred OP Units was increased to 9.0 percent from 8.6 percent.  These Preferred OP Units are convertible into 526,212 common shares based on a conversion price of $68 per share.

Secured Borrowing

See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $212.6 million as of June 30, 2010, are collateralized by 19 communities comprised of 6,394 sites representing approximately $179.4 million of net book value.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $72.6 million and $89.1 million as of June 30, 2010 and December 31, 2009, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of June 30, 2010 and December 31, 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal.  The weighted average interest rate on the outstanding borrowings was 2.0 percent as of June 30, 2010.  The borrowings under the line of credit mature October 1, 2011. As of June 30, 2010 and December 31, 2009, $38.4 million and $21.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year table.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at June 30, 2010); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $9.0 million as of June 30, 2010 and was collateralized by 501 rental homes with a net book value of $18.0 million.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at June 30, 2010).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $4.0 million and $5.4 million as of June 30, 2010 and December 31, 2009, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

As of June 30, 2010, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2010	2011	2012	2013	2014	After 5 years
Lines of credit	$85,581	$-	$76,581	$-	$-	$-	$9,000
Mortgage loans payable:
Maturities	988,047	-	103,707	31,577	26,839	480,894	345,030
Principal amortization	63,173	7,130	13,880	13,033	13,257	8,457	7,416
Preferred OP Units	48,022	370	-	4,300	3,345	4,225	35,782
Secured borrowing	66,494	1,240	2,681	2,975	3,237	3,535	52,826
Total	$1,251,317	$8,740	$196,849	$51,885	$46,678	$497,111	$450,054

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of June 30, 2010, we were in compliance with all covenants.

8.	Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during 2010 or 2009.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2010, holders of Common OP Units converted 28,553 units to common stock.

The vesting requirements for 41,190 restricted shares granted to our employees were satisfied during the six months ended June 30, 2010.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009.  We issued 501,296 shares of common stock during the six months ended June 30, 2010.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $28.69.  During 2010, we received net proceeds of approximately $14.1 million related to the issuance of common stock.  The proceeds were used to pay down our unsecured line of credit. We have 998,704 shares remaining and we may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under any obligation to sell shares.

On July 23, 2010, aggregate dividends, distributions and dividend equivalents of $13.5 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on July 13, 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Other Income (Loss)

The components of other income (loss) are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Brokerage commissions	$135	$138	$274	$273
Loss on disposition of assets, net	(428)	(132)	(546)	(115)
Other, net	(73)	(66)	178	(61)
Total other income (loss), net	$(366)	$(60)	$(94)	$97

10.	Segment Reporting

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

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$49,948	$14,650	$64,598	$48,497	$13,405	$61,902
Operating expenses/Cost of sales	17,288	10,827	28,115	16,905	9,866	26,771
Net operating income/Gross profit	32,660	3,823	36,483	31,592	3,539	35,131
Adjustments to arrive at net income (loss):
Other revenues	1,629	86	1,715	1,309	61	1,370
General and administrative	(5,627)	(1,853)	(7,480)	(4,900)	(1,816)	(6,716)
Depreciation and amortization	(11,137)	(5,267)	(16,404)	(11,153)	(4,762)	(15,915)
Interest expense	(16,122)	(152)	(16,274)	(15,488)	(86)	(15,574)
Equity income (loss) from affiliates, net	(808)	50	(758)	(474)	(43)	(517)
Provision for state income tax	(129)	-	(129)	(146)	-	(146)
Income (loss) from continuing operations	466	(3,313)	(2,847)	740	(3,107)	(2,367)
Loss from discontinued operations	-	-	-	(160)	-	(160)
Net income (loss)	466	(3,313)	(2,847)	580	(3,107)	(2,527)
Less: Net income (loss) attributable to noncontrolling interest	(67)	(331)	(398)	60	(328)	(268)
Net income (loss) attributable to Sun Communities, Inc.	$533	$(2,982)	$(2,449)	$520	$(2,779)	$(2,259)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Segment Reporting, continued

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$101,955	$27,766	$129,721	$99,496	$26,066	$125,562
Operating expenses/Cost of sales	34,508	20,694	55,202	33,694	19,826	53,520
Net operating income/Gross profit	67,447	7,072	74,519	65,802	6,240	72,042
Adjustments to arrive at net income (loss):
Other revenues	3,702	307	4,009	2,738	256	2,994
General and administrative	(9,117)	(3,786)	(12,903)	(9,066)	(3,642)	(12,708)
Depreciation and amortization	(22,411)	(10,566)	(32,977)	(22,273)	(9,846)	(32,119)
Interest expense	(31,960)	(236)	(32,196)	(30,503)	(151)	(30,654)
Equity income (loss) from affiliates, net	(1,627)	50	(1,577)	(375)	(115)	(490)
Provision for state income tax	(261)	-	(261)	(279)	-	(279)
Income (loss) from continuing operations	5,773	(7,159)	(1,386)	6,044	(7,258)	(1,214)
Loss from discontinued operations	-	-	-	(332)	-	(332)
Net income (loss)	5,773	(7,159)	(1,386)	5,712	(7,258)	(1,546)
Less: Net income (loss) attributable to noncontrolling interest	452	(726)	(274)	607	(771)	(164)
Net income (loss) attributable to Sun Communities, Inc.	$5,321	$(6,433)	$(1,112)	$5,105	$(6,487)	$(1,382)

	June 30, 2010			December 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$905,427	$138,200	$1,043,627	$922,094	$142,211	$1,064,305
Cash and cash equivalents	5,237	381	5,618	4,616	(120)	4,496
Inventory of manufactured homes	-	2,457	2,457	-	3,934	3,934
Investment in affiliate	19	50	69	1,646	-	1,646
Notes and other receivables	79,201	3,512	82,713	69,625	4,405	74,030
Other assets	30,599	2,341	32,940	30,624	2,330	32,954
Total assets	$1,020,483	$146,941	$1,167,424	$1,028,605	$152,760	$1,181,365

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

As of June 30, 2010, we had four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2010:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.2915%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.2915%	2.1450%	2.0000%	4.1450%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.3497%	1.5700%	2.0500%	3.6200%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.5334%	11.0000%	0.0000%	N/A

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective, the ineffective portion is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

We have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 14 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
Interest rate swaps and cap agreement	Other assets	$-	$379	Other liabilities	$2,515	$2,123
Total derivatives designated as hedging instruments		$-	$379		$2,515	$2,123

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended June 30, 2010 and 2009 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps and cap agreement	$(325)	$1,330	Interest expense	$-	$-	Interest expense	$(7)	$9
Total	$(325)	$1,330	Total	$-	$-	Total	$(7)	$9

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Derivative Instruments and Hedging Activities, continued

The following table summarizes the impact of derivative instruments for the six months ended June 30, 2010 and 2009 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps and cap agreement	$(757)	$1,326	Interest expense	$-	$-	Interest expense	$(13)	$12
Total	$(757)	$1,326	Total	$-	$-	Total	$(13)	$12

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of June 30, 2010 and December 31, 2009, we had collateral deposits recorded in other assets of approximately $3.6 million and $3.2 million, respectively.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2010.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

We had no unrecognized tax benefits as of June 30, 2010 and 2009. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2010.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.2 million for the three months ended June 30, 2010 and 2009.  We recorded a provision for state income taxes of approximately $0.3 million for the six months ended June 30, 2010 and 2009.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Income Taxes, continued

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million, as of June 30, 2010 and December 31, 2009, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of June 30, 2010 and December 31, 2009.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2005.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the six months ended June 30, 2010.

13.	Loss Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution.  Although our unvested restricted shares qualify as participating securities, we do not include them in the computation of basic earnings (loss) per share under the two-class method in periods we report net losses, as the result would be anti-dilutive.

Computations of basic and diluted loss per share from continuing operations were as follows (in thousands, expect per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2010	2009	2010	2009
Net loss from continuing operations attributable to common stockholders	$(2,449)	$(2,116)	$(1,112)	$(1,085)

Denominator
Basic weighted average common shares outstanding	19,031	18,469	18,848	18,399
Add: dilutive securities	-	-	-	-
Diluted weighted average common shares and securities	19,031	18,469	18,848	18,399

Basic and diluted loss per share from continuing operations available to common stockholders	$(0.13)	$(0.11)	$(0.06)	$(0.05)

We excluded securities from the computation of diluted loss per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted loss per share as of June 30, 2010 and 2009 (amounts in thousands):

	June 30,
	2010	2009
Stock options	150	205
Unvested restricted stock	146	120
Common OP units	2,111	2,186
Convertible preferred OP units	526	526
Total securities	2,933	3,037

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of loss per share available to common stockholders.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of June 30, 2010.  The table presents the carrying values and fair values of our financial instruments as of June 30, 2010 and December 31, 2009 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable  because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2010		December 31, 2009
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative instruments	$-	$-	$379	$379
Installment notes on manufactured homes, net	8,633	8,633	12,627	12,627
Collateralized receivables, net	66,296	-	52,201	-

Financial liabilities
Derivative instruments	$2,515	$2,515	$2,123	$2,123
Long term debt (excluding secured borrowing)	1,099,242	1,074,874	1,107,074	1,057,326
Secured borrowing	66,494	-	52,368	-
Lines of credit	85,581	85,581	94,465	94,465

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of June 30, 2010.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$2,515	$-	$2,515	$-
Total liabilities	$2,515	$-	$2,515	$-

15.	Recent Accounting Pronouncements

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

On June 4, 2010, we settled all of the claims arising out of the litigation filed in 2003 by TJ Holdings, LLC in the Superior Court of Guilford County, North Carolina and the associated arbitration proceeding commenced by TJ Holdings in Southfield, Michigan.  Under the terms of the settlement agreement, in which neither party admitted any liability whatsoever, we paid TJ Holdings $360,000.  In addition, pursuant to this settlement, TJ Holdings’ percentage ownership interest in Sun/Forest, LLC will be increased on a one time basis, in the event of a sale or refinance of all of the Sunchamp Properties, to between 9.03% and 28.99% depending on our average closing stock price as reported by the NYSE during the 30 days preceding the sale or refinance of all the Sunchamp Properties.  Once this percentage ownership interest has been adjusted, there will be no further adjustments from subsequent sales or refinances of the Sunchamp Properties.  The likelihood of a sale or refinancing of all of the SunChamp properties is not probable and we do not expect it to have a material adverse impact, if any on our results of operations or financial condition.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

17.	Subsequent Event

On July 28, 2010, we issued 10,500 director options under our 2004 Non-Employee Director Plan.  We are in the process of obtaining a valuation to determine the weighted average fair value of the grant and will provide the results of the valuation in our September 30, 2010 Form 10-Q.

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of June 30, 2010, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of June 30, 2010, the Properties contained an aggregate of 47,564 developed sites comprised of 42,305 developed manufactured home sites and 5,259 recreational vehicle sites and an approximately 6,000 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

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

SUN COMMUNITIES, INC.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with GAAP, we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues minus property operating expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net loss attributable to Sun Communities, Inc. is included in “Results of Operations” below.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net loss are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Six Months ended June 30, 2010 and 2009”.

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

SUN COMMUNITIES, INC.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended June 30, 2010 and 2009.  Our Same Site portfolio is equal to our total portfolio for the three months ended June 30, 2010 and 2009.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$47,227	$46,051	$1,176	2.6%
Property operating expenses:
Payroll and benefits	3,933	3,762	171	4.5%
Legal, taxes, & insurance	767	890	(123)	-13.8%
Utilities	2,693	3,000	(307)	-10.2%
Supplies and repair	2,303	2,057	246	12.0%
Other	688	632	56	8.9%
Real estate taxes	4,183	4,118	65	1.6%
Property operating expenses	14,567	14,459	108	0.7%
Real Property NOI	$32,660	$31,592	$1,068	3.4%

	As of June 30,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,564	47,594	(30)
Occupied sites (1)	38,369	38,000	369
Occupancy % (1)	84.3%	83.6%	0.7%
Weighted average monthly rent per site (2)	$409	$399	$10
Sites available for development	5,574	5,583	(9)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by approximately $1.1 million or 3.4 percent. The growth in NOI is primarily due to increased revenues of $1.2 million offset by increased expenses of $0.1 million.

Income from real property consists of manufactured home and recreational vehicle site rent and miscellaneous other property revenues.  Revenue from our manufactured home and recreational vehicle portfolio increased by $1.0 million due to rental rate increases and the increased number of occupied home sites as indicated in the table above. This growth in revenue was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  We entered into data service and cable royalty fee agreement in fourth quarter of 2009 that has resulted in an increase of $0.2 million in other miscellaneous property revenues.

Property operating expenses increased $0.1 million or 0.7 percent.  Payroll and benefits increased by $0.2 million due to increased wages, health benefits, and workers compensation expense.  Supplies and repair expenses increased by $0.2 million due to increased landscape maintenance costs.  Other property operating expenses and real estate taxes increased slightly by $0.1 million.  These costs were offset by increased utility recoveries of $0.3 million and decreased insurance charges of $0.1 million.

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

The Rental Program has proven to be an effective response to the adverse factors we faced during the industry downturn and will draw an estimated 17,500 applications per year to rent homes in our properties. The program has replaced the independent dealer network, a majority of which were forced to go out of business in prior years, which formerly directed potential residents to our properties.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2010 and 2009 (in thousands, except for certain items marked with *):

	Three Months Ended June 30,
Financial Information	2010	2009	Change	% Change
Rental home revenue	$5,052	$5,187	$(135)	-2.6%
Site rent from Rental Program (1)	7,118	6,673	445	6.7%
Rental Program revenue	12,170	11,860	310	2.6%
Expenses
Payroll and commissions	438	596	(158)	-26.5%
Repairs and refurbishment	1,744	1,977	(233)	-11.8%
Taxes and insurance	812	776	36	4.6%
Marketing and other	600	673	(73)	-10.8%
Rental Program operating and maintenance	3,594	4,022	(428)	-10.6%
Rental Program NOI	$8,576	$7,838	$738	9.4%

Other Information
Number of occupied rentals, end of period*	5,953	5,780	173	3.0%
Investment in occupied rental homes	$190,320	$180,967	$9,353	5.2%
Number of sold rental homes*	214	178	36	20.2%
Weighted average monthly rental rate*	$729	$726	$3	0.4%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Rental Program NOI increased $0.7 million or 9.4 percent due to increased revenues of approximately $0.3 million and decreased expenses of $0.4 million. Revenues increased approximately $0.3 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The decline in operating and maintenance expenses of $0.4 million was due to several factors.  Commissions decreased by approximately $0.1 million due to a realignment of the commission plan that decreased the amount of commission paid on new and renewed leases.  Expenses associated with repairs and refurbishment decreased by $0.2 million, primarily due to a decline in the average cost associated with preparing a previously leased home for a new occupant and fewer homes requiring refurbishments due to lower turnover rates.  Marketing and other costs decreased by approximately $0.1 million due to reductions in bad debt expense, advertising, and utility expenses associated with unoccupied rental homes.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2010 and 2009 (in thousands, except for statistical information):

	Three Months EndedJune 30,
Financial Information	2010	2009	Change	% Change
New home sales	$763	$1,064	$(301)	-28.3%
Pre-owned home sales	8,835	7,154	1,681	23.5%
Revenue from homes sales	9,598	8,218	1,380	16.8%

New home cost of sales	604	917	(313)	-34.1%
Pre-owned home cost of sales	6,629	4,927	1,702	34.5%
Cost of home sales	7,233	5,844	1,389	23.8%

NOI / Gross profit	$2,365	$2,374	$(9)	-0.4%

Gross profit – new homes	159	147	12	8.2%
Gross margin % – new homes	20.8%	13.8%		7.0%

Gross profit – pre-owned homes	2,206	2,227	(21)	-0.9%
Gross margin % – pre-owned homes	25.0%	31.1%		-6.1%

Statistical Information
Home sales volume:
New home sales	11	15	(4)	-26.7%
Pre-owned home sales	396	255	141	55.3%
Total homes sold	407	270	137	50.7%

Home Sales NOI remained stable at $2.4 million compared to the same period in the prior year.

The gross profit margin on new home sales increased 7.0 percent from 13.8 percent to 20.8 percent.  Although gross profit margin increased, the total gross profit earned on new home sales for the three months ended June 30, 2010 remained flat primarily due to a 26.7 percent decline in sales volume.

The gross profit margin on pre-owned home sales decreased 6.1 percent from 31.1 percent to 25.0 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to increase the volume of sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.3 million, from $1.4 million to $1.7 million, or 21.4 percent.  This increase was primarily due to increased interest income on collateralized notes of $0.8 million, partially offset by decreased interest income on installment notes of $0.2 million and losses associated with asset dispositions of $0.3 million.  The interest income recognized on our collateralized receivables was offset by the same amount of interest expense associated with our secured borrowing arrangement. See Note 4 for additional information.

Real Property general and administrative costs increased by $0.7 million, from $4.9 million to $5.6 million, or 14.3 percent due to the settlement of the TJ Holdings lawsuit (see Note 16) for $0.4 million, increased insurance premiums of $0.1 million, and increased other corporate costs of $0.2 million.

Home Sales and Rentals general and administrative costs increased by $0.1 million, from $1.8 million to $1.9 million, or 5.6 percent due to increased salary, bonus, and commission costs.

Depreciation and amortization costs increased by $0.5 million, from $15.9 million to $16.4 million, or 3.1 percent due to increased depreciation on investment property for use in our Rental Program.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $0.7 million, from $15.6 million to $16.3 million, or 4.5 percent due to increased expense associated with the increase in our FNMA facility fee of $0.2 million and our secured borrowing arrangements of $0.8 million, partially offset by a reduction in expense of $0.3 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 for additional information.

Equity loss from affiliates increased by $0.3 million, from a loss of $0.5 million to a loss of $0.8 million due to our equity allocation of Origen’s anticipated losses.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended June 30,
	2010	2009
Revenues	$64,598	$61,902
Operating expenses/Cost of sales	28,115	26,771
NOI/Gross profit	36,483	35,131
Adjustments to arrive at net loss:
Other revenues	1,715	1,370
General and administrative	(7,480)	(6,716)
Depreciation and amortization	(16,404)	(15,915)
Interest expense	(16,274)	(15,574)
Equity loss from affiliates, net	(758)	(517)
Provision for state income taxes	(129)	(146)
Loss from continuing operations	(2,847)	(2,367)
Loss from discontinued operations	-	(160)
Net loss	(2,847)	(2,527)
Less: amounts attributable to noncontrolling interest	(398)	(268)
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,449)	$(2,259)

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the six months ended June 30, 2010 and 2009.  Our Same Site portfolio is equal to our total portfolio for the six months ended June 30, 2010 and 2009.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$96,361	$94,490	$1,871	2.0%
Property operating expenses:
Payroll and benefits	7,756	7,455	301	4.0%
Legal, taxes, & insurance	1,377	1,664	(287)	-17.2%
Utilities	6,172	6,509	(337)	-5.2%
Supplies and repair	3,603	3,251	352	10.8%
Other	1,643	1,507	136	9.0%
Real estate taxes	8,363	8,302	61	0.7%
Property operating expenses	28,914	28,688	226	0.8%
Real Property NOI	$67,447	$65,802	$1,645	2.5%

	As of June 30,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,564	47,594	(30)
Occupied sites (1)	38,369	38,000	369
Occupancy % (1)	84.3%	83.6%	0.7%
Weighted average monthly rent per site (2)	$409	$399	$10
Sites available for development	5,574	5,583	(9)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by approximately $1.7 million or 2.5 percent. The growth in NOI is primarily due to increased revenues of $1.9 million partially offset by increased expenses of $0.2 million.

Income from real property consists of manufactured home and recreational vehicle site rent and miscellaneous other property revenues.  Revenue from our manufactured home and recreational vehicle portfolio increased by $1.7 million due to rental rate increases and the increased number of occupied home sites as indicated in the table above. This growth in revenue was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  We entered into data service and cable royalty fee agreement in fourth quarter of 2009 that has resulted in an increase of $0.2 million in other miscellaneous property revenues.

Property operating expenses increased $0.2 million or 0.8 percent.  Payroll and benefits increased by $0.3 million due to increased wages, health benefits, and workers compensation expense.  Supplies and repair expenses increased by $0.4 million due to increased landscape maintenance costs.  Other property operating expenses increased by $0.1 million due to increased administrative costs for postage, office supplies, and other general office charges.  These costs were partially offset by increased utility recoveries of $0.3 million and decreased insurance charges of $0.3 million.

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

The Rental Program has proven to be an effective response to the adverse factors we faced during the industry downturn and will draw an estimated 17,500 applications per year to rent homes in our properties. The program has replaced the independent dealer network, a majority of which were forced to go out of business in prior years, which formerly directed potential residents to our properties.

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2010 and 2009 (in thousands, except for certain items marked with *):

	Six Months Ended June 30,
Financial Information	2010	2009	Change	% Change
Rental home revenue	$10,131	$10,387	$(256)	-2.5%
Site rent from Rental Program (1)	14,134	13,123	1,011	7.7%
Rental Program revenue	24,265	23,510	755	3.2%
Expenses
Payroll and commissions	938	1,379	(441)	-32.0%
Repairs and refurbishment	3,348	3,968	(620)	-15.6%
Taxes and insurance	1,595	1,546	49	3.2%
Marketing and other	1,336	1,666	(330)	-19.8%
Rental Program operating and maintenance	7,217	8,559	(1,342)	-15.7%
Rental Program NOI	$17,048	$14,951	$2,097	14.0%

Other Information
Number of occupied rentals, end of period*	5,953	5,780	173	3.0%
Investment in occupied rental homes	$190,320	$180,967	$9,353	5.2%
Number of sold rental homes*	392	346	46	13.3%
Weighted average monthly rental rate*	$729	$726	$3	0.4%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the growth and performance of the Rental Program.

Rental Program NOI increased $2.1 million or 14.0 percent due to increased revenues of approximately $0.8 million and decreased expenses of approximately $1.3 million. Revenues increased primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The decline in operating and maintenance expenses of $1.3 million was due to several factors.  Commissions decreased by $0.4 million due to a realignment of the commission plan that decreased the amount of commission paid on new and renewed leases.  Expenses associated with repairs and refurbishment decreased by $0.6 million, primarily due to a decline in the average cost associated with preparing a previously leased home for a new occupant and fewer homes requiring refurbishments due to lower turnover rates.  Marketing and other costs decreased by approximately $0.3 million due to reductions in bad debt expense, advertising, and utility expenses associated with unoccupied rental homes.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2010 and 2009 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2010	2009	Change	% Change
New home sales	$1,660	$2,352	$(692)	-29.4%
Pre-owned home sales	15,975	13,327	2,648	19.9%
Revenue from homes sales	17,635	15,679	1,956	12.5%

New home cost of sales	1,378	2,033	(655)	-32.2%
Pre-owned home cost of sales	12,099	9,234	2,865	31.0%
Cost of home sales	13,477	11,267	2,210	19.6%

NOI / Gross profit	$4,158	$4,412	$(254)	-5.8%

Gross profit – new homes	282	319	(37)	-11.6%
Gross margin % – new homes	17.0%	13.6%		3.4%

Gross profit – pre-owned homes	3,876	4,093	(217)	-5.3%
Gross margin % – pre-owned homes	24.3%	30.7%		-6.4%

Statistical Information
Home sales volume:
New home sales	26	34	(8)	-23.5%
Pre-owned home sales	706	484	222	45.9%
Total homes sold	732	518	214	41.3%

Home Sales NOI decreased by $0.2 million or 5.8 percent primarily due to reduced profit margins on pre-owned homes.

The gross profit margin on new home sales increased 3.4 percent from 13.6 percent to 17.0 percent.  Although the gross profit margin increased, total gross profit earned on new home sales for the six months ended June 30, 2010 decreased primarily due to a 23.5 percent decline in sales volume.

The gross profit margin on pre-owned home sales decreased 6.4 percent from 30.7 percent to 24.3 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to increase the volume of sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $1.0 million, from $3.0 million to $4.0 million, or 33.3 percent.  This increase was primarily due to increased interest income of $1.5 million on collateralized notes, increased ancillary revenue of $0.1 million, and certain fees of $0.2 million received related to property easements, partially offset by decreased interest income on installment and other notes of $0.4 million and losses associated with asset dispositions of $0.4 million.  The interest income recognized on our collateralized receivables was offset by the same amount of interest expense associated with our secured borrowing arrangement. See Note 4 for additional information.

Real Property general and administrative costs remained flat at $9.1 million. Decreased tax expense of $0.7 million was offset by the settlement of the TJ Holdings lawsuit (see Note 16) for $0.4 million and increased insurance premiums and other corporate costs of $0.3 million.   The decreased tax expense includes the reversal of a provision for $0.7 million related to the Michigan Department of Treasury public notice dated February 5, 2010, and reversed on March 31, 2010, regarding the filing methodology for federally disregarded single member limited liability companies under the former Michigan Single Business Tax.  The provision included an estimated tax liability for several single member limited liability companies for the years 1997-2007, whose taxable income was included in our consolidated Michigan Single Business Tax returns for those years.

Home Sales and Rentals general and administrative costs increased by $0.2 million, from $3.6 million to $3.8 million, or 5.6 percent due to increased salary, bonus, and commission costs.

Depreciation and amortization costs increased by $0.9 million, from $32.1 million to $33.0 million, or 2.8 percent due to increased depreciation on investment property for use in our Rental Program of $0.7 million and increased amortization of promotions and other depreciation of $0.2 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $1.5 million, from $30.7 million to $32.2 million, or 4.9 percent due to increased expense associated with the increase in our FNMA facility fee of $0.7 million and our secured borrowing arrangements of $1.5 million, partially offset by a reduction in expense of $0.7 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 for additional information.

Equity loss from affiliates increased by $1.1 million, from a loss of $0.5 million to a loss of $1.6 million due to our equity allocation of Origen’s anticipated losses.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Six Months Ended June 30,
	2010	2009
Revenues	$129,721	$125,562
Operating expenses/Cost of sales	55,202	53,520
NOI/Gross profit	74,519	72,042
Adjustments to arrive at net loss:
Other revenues	4,009	2,994
General and administrative	(12,903)	(12,708)
Depreciation and amortization	(32,977)	(32,119)
Interest expense	(32,196)	(30,654)
Equity loss from affiliates, net	(1,577)	(490)
Provision for state income taxes	(261)	(279)
Loss from continuing operations	(1,386)	(1,214)
Loss from discontinued operations	-	(332)
Net loss	(1,386)	(1,546)
Less: amounts attributable to noncontrolling interest	(274)	(164)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,112)	$(1,382)

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.  Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Management also uses an Adjusted Funds from Operations (“Adjusted FFO”) non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. Other REITs may use different methods for calculating FFO and Adjusted FFO and, accordingly, our FFO and Adjusted FFO may not be comparable to other REITs.

SUN COMMUNITIES, INC.

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the periods ended June 30, 2010 and 2009 (in thousands, except for per share/OP unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,847)	$(2,527)	$(1,386)	$(1,546)
Adjustments:
Depreciation and amortization	16,808	16,414	33,842	33,035
Benefit for state income taxes (1)	(13)	-	(24)	(13)
Gain on disposition of assets, net	(806)	(1,368)	(1,655)	(2,696)
Funds from operations (FFO)	$13,142	$12,519	$30,777	$28,780

Weighted average Common Shares/OP Units outstanding:
Basic	21,301	20,806	21,141	20,752
Diluted	21,312	20,806	21,148	20,752

FFO per weighted average Common Share/OP Unit - Basic	$0.62	$0.60	$1.46	$1.39
FFO per weighted average Common Share/OP Unit - Diluted	$0.62	$0.60	$1.46	$1.39

The table below adjusts FFO to exclude certain items as detailed below (in thousands, except for per share/OP unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(2,847)	$(2,527)	$(1,386)	$(1,546)
Michigan Business tax reversal	-	-	(740)	-
Equity affiliate adjustment	808	474	1,627	375
Adjusted net loss	(2,039)	(2,053)	(499)	(1,171)
Depreciation and amortization	16,808	16,414	33,842	33,035
Benefit for state income taxes (1)	(13)	-	(24)	(13)
Gain on disposition of assets, net	(806)	(1,368)	(1,655)	(2,696)
Adjusted funds from operations (FFO)	$13,950	$12,993	$31,664	$29,155

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$0.66	$0.62	$1.50	$1.40

 (1)  The tax benefit for the periods ended June 30, 2010 and 2009 represents the reversal of a tax provision for potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

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

During the six months ended June 30, 2010, we have invested $2.4 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for the remainder of 2010 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured and unsecured lines of credit.

Cash and cash equivalents increased by $1.1 million from $4.5 million as of December 31, 2009, to $5.6 million as of June 30, 2010. Net cash provided by operating activities from continuing operations decreased by $2.9 million from $34.4 million for the six months ended June 30, 2009 to $31.5 million for the six months ended June 30, 2010. Our operating cash flows decreased because of payments in relation to the settlement of the TJ holdings lawsuit and other corporate costs of $0.9 million compared to the prior year and we did not receive the same benefit from refunds of collateral deposits in relation to our swaps and tax escrows of approximately $2.0 million that occurred in the prior year.

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

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of June 30, 2010 and December 31, 2009 was $72.6 million and $89.1 million, respectively. In addition, $4.0 million of availability were used to back standby letters of credit as of June 30, 2010 and December 31, 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 2.0 percent as of June 30, 2010. As of June 30, 2010, $38.4 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2010, the highest balance on the line of credit was $102.3 million.  The borrowings under the line of credit mature October 1, 2011. If we are unable to refinance our facility, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. If the revolving facility matures without renewal, replacement, or extension, our borrowing capacity would immediately be reduced by $115.0 million and it would adversely impact our business, results of operation and financial condition.  We are evaluating options to renew, replace, or amend the facility. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which were complied with as of June 30, 2010. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of June 30, 2010, the distribution coverage was 80.5 percent and the fixed charge coverage ratio was 1.69:1.

SUN COMMUNITIES, INC.

While many of our business fundamentals and those of the manufactured housing industry have been improving over recent years, the current economic downturn and the lack of liquidity in the lending environment have generally resulted in a reduction of the availability of financing and higher borrowing costs which may result in us not being able to successfully extend, refinance or repay our debt. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of this financial turmoil. Since we carry a substantial amount of debt, it may limit our ability to obtain additional financing; and in planning for, or reacting to, changes in our business and our industry. It also renders us more vulnerable to general adverse economic and industry conditions and requires us to dedicate a significant portion of our cash flow to service our debt.  We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above and we have only limited debt maturities until July 2011. We are evaluating options to renew, replace, or amend our debt agreements.  Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2010 through 2014 are as follows:

2010	$0.4 million
2011	$103.7 million and any balance outstanding on the unsecured line of credit or the floor plan facility
2012	$35.8 million
2013	$30.2 million
2014	$485.1 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $212.1 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of June 30, 2010, the borrowing base was in excess of $115.0 million by $21.4 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue debt, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive.  See “Risk Factors” in Item 1A of our 2009 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2010, our debt to total market capitalization approximated 69.2 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt (including lines of credit) has a weighted average maturity of approximately 4.9 years and a weighted average interest rate of 5.1 percent.

Capital expenditures for the six months ended June 30, 2010 and 2009 included recurring capital expenditures of $2.8 million and $3.4 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2010.

Net cash used for investing activities was $17.8 million for the six months ended June 30, 2010, compared to $15.4 million for the six months ended June 30, 2009. The difference is due to increased investment in property of $1.6 million and decreased principal repayment on an officer’s note and other notes receivable of $0.8 million.

Net cash used for financing activities was $12.5 million for the six months ended June 30, 2010, compared to $20.3 million for the six months ended June 30, 2009. The difference is due to increased net proceeds received from the issuance of additional shares of $14.2 million, decreased repayments on other debt of $10.5 million, decreased payments for deferred financing costs of $0.3 million, partially offset by increased repayments on the lines of credit of $2.8 million, reduced proceeds received from the issuance of other debt of $14.0 million, and increased distributions to our stockholders and OP unitholders of $0.4 million.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended,, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. Forward-looking statements can be identified by words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions in this Form 10-Q that predict or indicate future events and trends and that do not report historical matters. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, and other factors, some of which are beyond our control.  These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2009 Annual Report, and our other periodic filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our assumptions, expectations of future events, or trends.

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

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of June 30, 2010. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The third swap agreement fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. We have an interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR unless otherwise noted.

Our remaining variable rate debt totals $234.1 million and $208.8 million as of June 30, 2010 and 2009, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the six months ended June 30, 2010 and 2009, we believe our interest expense would have increased or decreased by approximately $1.2 million and $1.0 million based on the $246.0 million and $205.1 million average balances outstanding under our variable rate debt facilities for the six months ended June 30, 2010 and 2009, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 16 of the Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

You should review our Annual 2009 Annual Report, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations.  There are no material changes to the disclosure on these matters set forth in the 2009 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2010.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 28,553 units to common stock during 2010.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

Pursuant to our Registration Statement on Form S-3 (Commission File No. 333-158623) declared effective by the SEC on May 14, 2009 we issued 501,296 shares of common stock during the six months ended June 30, 2010.  The weighted average price of the issued shares was $28.69 and we received net proceeds of approximately $14.1 million which were used to pay down our unsecured line of credit.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: July 28, 2010	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)