Form 10-Q
period 2010-09-30
SUN COMMUNITIES INC
filed 2010-10-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2010:  19,598,872

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
 (In thousands, except per share amounts)

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Investment property, net	$1,037,085	$1,064,305
Cash and cash equivalents	4,706	4,496
Inventory of manufactured homes	2,243	3,934
Investment in affiliates	-	1,646
Notes and other receivables	85,682	74,030
Other assets	34,346	32,954
TOTAL ASSETS	$1,164,062	$1,181,365

LIABILITIES
Debt	$1,164,759	$1,159,442
Lines of credit	91,910	94,465
Other liabilities	38,433	38,766
TOTAL LIABILITIES	1,295,102	1,292,673

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (September 30, 2010 and December 31, 2009, 21,401 and 20,635 shares issued respectively)	214	206
Additional paid-in capital	485,999	463,811
Officer's notes	(2,912)	(5,028)
Accumulated other comprehensive loss	(2,772)	(1,858)
Distributions in excess of accumulated earnings	(536,866)	(498,370)
Treasury stock, at cost (September 30, 2010 and December 31, 2009, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(119,937)	(104,839)
Noncontrolling interests	(11,103)	(6,469)
TOTAL STOCKHOLDERS’ DEFICIT	(131,040)	(111,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,164,062	$1,181,365

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES
Income from real property	$50,169	$48,597	$152,124	$148,093
Revenue from home sales	7,324	8,433	24,959	24,112
Rental home revenue	5,135	5,062	15,266	15,449
Ancillary revenues, net	35	4	369	261
Interest	2,036	1,554	5,805	4,194
Other loss, net	(654)	(258)	(748)	(161)
Total revenues	64,045	63,392	197,775	191,948

COSTS AND EXPENSES
Property operating and maintenance	13,942	13,249	40,087	38,641
Real estate taxes	3,813	3,848	12,176	12,150
Cost of home sales	5,320	6,046	18,797	17,313
Rental home operating and maintenance	4,164	3,864	11,381	12,423
General and administrative - real property	3,408	3,687	12,525	12,753
General and administrative - home sales and rentals	1,873	1,890	5,659	5,532
Georgia flood damage	-	800	-	800
Depreciation and amortization	16,468	15,841	49,445	47,960
Interest	15,668	15,109	46,228	44,093
Interest on mandatorily redeemable debt	826	839	2,462	2,509
Total expenses	65,482	65,173	198,760	194,174

Loss before income taxes and equity loss from affiliates	(1,437)	(1,781)	(985)	(2,226)
Provision for state income taxes	(143)	(103)	(404)	(382)
Equity loss from affiliates	(69)	(854)	(1,646)	(1,344)
Loss from continuing operations	(1,649)	(2,738)	(3,035)	(3,952)
Income (loss) from discontinued operations	-	177	-	(155)
Net loss	(1,649)	(2,561)	(3,035)	(4,107)
Less: amounts attributable to noncontrolling interests	(246)	(526)	(520)	(690)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,403)	$(2,035)	$(2,515)	$(3,417)

Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(1,403)	$(2,193)	$(2,515)	$(3,278)
Income (loss) from discontinued operations, net of state income taxes	-	158	-	(139)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,403)	$(2,035)	$(2,515)	$(3,417)

Weighted average common shares outstanding:
Basic	19,323	18,513	19,006	18,437
Diluted	19,323	18,513	19,006	18,437

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.12)	$(0.13)	$(0.18)
Discontinued operations	-	0.01	-	(0.01)
Basic and diluted loss per share	$(0.07)	$(0.11)	$(0.13)	$(0.19)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE PERIODS ENDED SEPTEMBER 30, 2010 AND 2009
 (In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,649)	$(2,561)	$(3,035)	$(4,107)
Unrealized gain (loss) on interest rate swaps	(261)	(494)	(1,018)	832
Total comprehensive loss	(1,910)	(3,055)	(4,053)	(3,275)
Less: amounts attributable to noncontrolling interests	(273)	(324)	(624)	(347)
Comprehensive loss attributable to Sun Communities, Inc. common stockholders	$(1,637)	$(2,731)	$(3,429)	$(2,928)

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
 (In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
Balance as of December 31, 2009	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(104,839)	$(6,469)	$(111,308)
Issuance of common stock from exercise of options, net	-	48	-	-	-	-	48	-	48
Issuance and associated costs of common stock, net	8	20,678	-	-	-	-	20,686	-	20,686
Stock-based compensation - amortization and forfeitures	-	1,462	-	-	49	-	1,511	-	1,511
Net loss	-	-	-	-	(2,515)	-	(2,515)	(520)	(3,035)
Unrealized loss on interest rate swaps and cap	-	-	-	(914)	-	-	(914)	(104)	(1,018)
Repayment of officer's notes	-	-	2,116	-	-	-	2,116	-	2,116
Cash distributions declared of $1.89 per share	-	-	-	-	(36,030)	-	(36,030)	(4,010)	(40,040)
Balance as of September 30, 2010	$214	$485,999	$(2,912)	$(2,772)	$(536,866)	$(63,600)	$(119,937)	$(11,103)	$(131,040)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(3,035)	$(4,107)
Less: Loss from discontinued operations, net of tax	-	(155)
Loss from continuing operations	(3,035)	(3,952)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Gain from land disposition	-	(90)
Gain on disposal of other assets and depreciated homes, net	(2,145)	(3,643)
Loss (gain) on valuation of derivative instruments	16	(5)
Stock compensation expense	1,593	2,335
Depreciation and amortization	51,248	49,796
Amortization of deferred financing costs	1,248	1,228
Equity loss from affiliates, net	1,646	1,344
Change in notes receivable from financed sales of inventory homes, net of repayments	(3,343)	(3,036)
Change in inventory, other assets and other receivables, net	(877)	(2,200)
Change in accounts payable and other liabilities	(4,316)	3,119
Net cash provided by operating activities of continuing operations	42,035	44,896
Net cash used for operating activities of discontinued operations	-	(438)
NET CASH PROVIDED BY OPERATING ACTIVITIES	42,035	44,458

INVESTING ACTIVITIES:
Investment in properties	(34,255)	(30,321)
Proceeds related to disposition of land	-	172
Proceeds related to disposition of other assets and depreciated homes, net	691	455
Reduction of notes receivable and officer's notes, net	3,223	4,566
NET CASH USED FOR INVESTING ACTIVITIES	(30,341)	(25,128)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock and OP units, net	20,686	1,509
Net proceeds from stock option exercise	48	-
Borrowings on lines of credit	103,773	106,197
Payments on lines of credit	(106,328)	(107,733)
Payments to retire preferred operating partnership units	(925)	-
Proceeds from issuance of other debt	21,877	40,231
Payments on other debt	(10,407)	(20,891)
Payments for deferred financing costs	(168)	(477)
Distributions to stockholders and OP unit holders	(40,040)	(39,249)
NET CASH USED FOR FINANCING ACTIVITIES	(11,484)	(20,413)

Net increase (decrease) in cash and cash equivalents	210	(1,083)
Cash and cash equivalents, beginning of period	4,496	6,162
Cash and cash equivalents, end of period	$4,706	$5,079

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$39,959	$39,545
Cash paid for interest on mandatorily redeemable debt	$2,462	$2,509
Cash paid for state income taxes	$492	$526
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$(1,018)	$832
Reduction in secured borrowing balance	$5,228	$2,846

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

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$-	$268	$-	$623
Total expenses	-	(91)	-	(778)
Income (loss) from discontinued operations	-	177	-	(155)
Less: amounts attributable to noncontrolling interest	-	19	-	(16)
Income (loss) from discontinued operations attributable to Sun Communities, Inc. common stockholders	$-	$158	$-	$(139)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	September 30, 2010	December 31, 2009
Land	$116,363	$116,266
Land improvements and buildings	1,189,587	1,183,613
Rental homes and improvements	204,727	203,435
Furniture, fixtures, and equipment	36,131	35,400
Land held for future development	26,889	26,986
Investment property	1,573,697	1,565,700
Accumulated depreciation	(536,612)	(501,395)
Investment property, net	$1,037,085	$1,064,305

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

We have completed various transactions involving our installment notes and during 2010 we have received a total of $21.9 million of cash proceeds, including $6.3 million which was transferred at par value as a lump sum transaction in May 2010, in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $68.8 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of September 30, 2010 and December 31, 2009, respectively.  The outstanding balance on the secured borrowing was $69.0 million and $52.4 million as of September 30, 2010 and December 31, 2009, respectively.

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

Beginning balance as of December 31, 2009	$52,368
Financed sales of manufactured homes	21,878
Principal payments and payoffs from our customers	(2,485)
Repurchases	(2,743)
Total activity	16,650
Ending balance as of September 30, 2010	$69,018

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $1.8 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.  The amount of interest income and expense recognized was $5.0 million and $2.8 million for the nine months ended September 30, 2010 and 2009, respectively.

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2010	December 31, 2009
Installment notes receivable on manufactured homes, net	$8,847	$12,627
Collateralized receivables, net (see Note 4)	68,795	52,201
Other receivables, net	8,040	9,202
Total notes and other receivables, net	$85,682	$74,030

Installment Notes Receivable on Manufactured Homes

The installment notes of $8.8 million (net of allowance of $0.1 million) and $12.6 million (net of allowance of $0.1 million) as of September 30, 2010 and December 31, 2009, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  The notes have a net weighted average interest rate and maturity of 6.7 percent and 11.0 years as of September 30, 2010, and 7.4 percent and 12.4 years as of December 31, 2009.

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $68.8 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of September 30, 2010 and December 31, 2009, respectively.  The receivables have a net weighted average interest rate and maturity of 11.3 percent and 13.5 years as of September 30, 2010, and 10.9 percent and 13.8 years as of December 31, 2009.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivable and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was approximately $0.3 million as of September 30, 2010 and December 31, 2009.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables, continued

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water usage of $1.6 million (net of allowance of $0.4 million), home sale proceeds of $2.7 million, insurance receivables of $0.9 million, and rebates and other receivables of $2.8 million as of September 30, 2010.  Other receivables were comprised of amounts due from residents for rent and water usage of $1.5 million (net of allowance of $0.2 million), home sale proceeds of $3.4 million, an employee loan of $0.5 million, insurance receivables of $0.9 million, and rebates and other receivables of $2.9 million as of December 31, 2009.

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively.  The following table sets forth certain information regarding officer’s notes as of September 30, 2010 and December 31, 2009 (in thousands except for common stock and OP units):

	September 30, 2010			December 31, 2009
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$337	20,705	-	$581	35,756	-
Secured - $6.6 million	1,708	45,974	33,075	2,952	79,395	57,118
Secured - $1.0 million	265	24,476	-	457	42,268	-
Subtotal secured notes	2,310	91,155	33,075	3,990	157,419	57,118

Unsecured - $1.0 million	265	-	-	457	-	-
Unsecured - $1.3 million	337	-	-	581	-	-
Subtotal unsecured notes	602	-	-	1,038	-	-
Total promissory notes	$2,912	91,155	33,075	$5,028	157,419	57,118

The officer’s personal liability on the secured promissory notes is limited to all accrued interest on such notes plus fifty percent of the deficiency, if any, after application of the proceeds from the sale of the secured shares and/or the secured units to the then outstanding principal balance of the promissory notes.  The value of secured common stock and secured OP Units total approximately $3.8 million based on the closing price of our shares on the New York Stock Exchange of $30.70 as of September 30, 2010. The unsecured notes are fully recourse to the officer.

Total interest received was insignificant for the three months ended September 30, 2010 and $0.1 million for the three months ended September 30, 2009. Total interest received was $0.1 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively.  The reduction in the aggregate principal balance of these notes was $2.1 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively. The terms of the officer’s notes require that any remaining balance is due on December 31, 2010.

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

As of September 30, 2010, we had an ownership interest in the LLC of 25 percent.  In December 2009, we concluded that our investment in the LLC was not recoverable due to operating losses, liquidity concerns, and declining revenue trends and recorded an other than temporary impairment charge to reduce the carrying value of our investment to zero.  Equity accounting is suspended in periods when the recognition of equity losses would reduce the carrying value of our investment below zero and also because we are not obligated to provide additional funding to the LLC.  In the event the LLC reports net income in future periods, we will resume application of the equity method only after our share of the LLC’s net income equals or exceeds the share of net losses not recognized during the period in which equity accounting was suspended.  We recorded a loss associated with our equity allocation of the LLC’s financial results for the three months ended September 30, 2010 which completely offset the insignificant amount of income we recorded in the three months ended June 30, 2010.  The carrying value of our investment in the LLC was zero as of September 30, 2010.  Our equity allocation of the LLC’s losses was insignificant for the three months ended September 30, 2009 and $0.1 million for the nine months ended September 30, 2009.

Origen

In October 2003, we purchased 5,000,000 shares of common stock of Origen. As of September 30, 2010, we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.  Our investment in Origen had a market value of approximately $9.1 million based on a quoted market closing price of $1.82 per share from the “Pink Sheet Electronic OTC Trading System” as of September 30, 2010.

Our equity allocations of the anticipated losses from Origen were an insignificant amount for the three months ended September 30, 2010 and $1.6 million nine months ended September 30, 2010.  Equity accounting is suspended in periods when the recognition of equity losses would reduce the carrying value of our investment below zero and also because we are not obligated to provide additional funding to Origen.  In the event Origen reports net income in future periods, we will resume application of the equity method only after our share of Origen’s net income equals or exceeds the share of net losses not recognized during the period in which equity accounting was suspended.

Our equity allocation for 2010 is based on estimated revenue and expense amounts included in the table below.  These unaudited revenue and expense amounts represent actual results through August 2010 and estimated September 2010 results.  The Origen results for the nine months ended September 30, 2010 include an adjustment for the difference between the actual June 2010 results and estimated June 2010 results previously reported. We recorded our equity allocation of the reported losses from Origen of $0.8 million and $1.2 million for the three and nine months ended September 30, 2009, respectively.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$18,917	$19,791	$56,981	$62,538
Expenses	(22,144)	(24,119)	(68,185)	(68,810)
Net loss	$(3,227)	$(4,328)	$(11,204)	$(6,272)

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Collateralized term loans - CMBS	$465,344	$471,299	3.8	4.6	5.1%	5.1%
Collateralized term loans - FNMA	370,260	373,501	3.7	4.4	4.1%	4.1%
Preferred OP Units	48,022	48,947	10.5	3.7	6.9%	6.8%
Secured borrowing (see Note 4)	69,018	52,368	13.5	13.8	11.3%	10.9%
Mortgage notes, other	212,115	213,327	4.9	5.6	5.2%	5.2%
Total debt	$1,164,759	$1,159,442	4.8	5.1	5.3%	5.1%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

Collateralized Term Loans

The collateralized term loans totaling $835.6 million as of September 30, 2010, are secured by 87 properties comprised of 31,272 sites representing approximately $524.0 million of net book value.

Preferred OP Units

We redeemed $0.9 million and $0.5 million of Series B-3 Preferred OP Units in the nine months ended September 30, 2010 and 2009, respectively.

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

Mortgage Notes

The mortgage notes totaling $212.1 million as of September 30, 2010, are collateralized by 19 communities comprised of 6,394 sites representing approximately $178.0 million of net book value.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $78.8 million and $89.1 million as of September 30, 2010 and December 31, 2009, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of September 30, 2010 and December 31, 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal.  The weighted average interest rate on the outstanding borrowings was 1.9 percent as of September 30, 2010.  The borrowings under the line of credit mature October 1, 2011. As of September 30, 2010 and December 31, 2009, $32.2 million and $21.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at September 30, 2010); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $9.0 million as of September 30, 2010 and was collateralized by 522 rental homes with a net book value of $18.0 million.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at September 30, 2010).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $4.1 million and $5.4 million as of September 30, 2010 and December 31, 2009, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt and Lines of Credit, continued

As of September 30, 2010, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2010	2011	2012	2013	2014	After 5 years
Lines of credit	$91,910	$-	$82,910	$-	$-	$-	$9,000
Mortgage loans payable:
Maturities	988,027	-	103,708	31,577	26,818	480,894	345,030
Principal amortization	59,692	3,632	13,887	13,040	13,260	8,457	7,416
Preferred OP Units	48,022	370	-	4,300	3,345	4,225	35,782
Secured borrowing	69,018	647	2,764	3,070	3,349	3,664	55,524
Total	$1,256,669	$4,649	$203,269	$51,987	$46,772	$497,240	$452,752

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of September 30, 2010, we were in compliance with all covenants.

8.	Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during 2010 or 2009.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2010, holders of Common OP Units converted 32,699 units to common stock.

The vesting requirements for 52,273 restricted shares granted to our employees were satisfied during the nine months ended September 30, 2010.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009.  We issued 736,800 shares of common stock during the nine months ended September 30, 2010.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $29.14.  During the nine months ended September 30, 2010, we received net proceeds of approximately $21.0 million related to the issuance of common stock.  The proceeds were used to pay down our unsecured line of credit. We issued an additional 100,000 shares of common stock at a weighted average sale price of $31.29 and received additional net proceeds of $3.1 million subsequent to September 30, 2010.  We have 663,200 shares remaining and we may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under any obligation to sell shares.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. ("REIT Ltd.") , which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  No common shares were purchased under this agreement as of September 30, 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Equity Transactions, continued

Cash dividends of $0.63 and $1.89 per share were declared for the three and nine months ended September 30, 2010, respectively.  Cash payments for aggregate dividends, distributions and dividend equivalents made to common stockholders, common OP unitholders, and restricted stockholders were $13.5 million and $40.0 million for three and nine months ended September 30, 2010, respectively.  On October 22, 2010, aggregate dividends, distributions and dividend equivalents of $13.7 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on October 12, 2010.

9.	Share-Based Compensation

On August 30, 2010, we issued 5,000 shares of restricted stock to a key employee under the 2009 Equity Plan. The awards vest ratably over a six year period beginning on the third anniversary of the grant date, and have a fair value of $28.31 per share.  The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

During the nine months ended September 30, 2010, 1,890 shares of common stock were issued in connection with the exercise of stock options and the net proceeds we received were less than $0.1 million.

On July 28, 2010, we issued 10,500 director options under our 2004 Non-Employee Director Option Plan.  The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the period indicated:

July 2010 Award
Estimated fair value per share of options granted:	$6.93
Assumptions:
Annualized dividend yield	8.50%
Common stock price volatility	40.77%
Risk-free rate of return	2.40%
Expected option terms (in years)	7.3

10.	Other Loss

The components of other loss are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Brokerage commissions	$80	$107	$354	$380
Gain on sale of land	-	94	-	90
Loss on disposition of assets, net	(664)	(454)	(1,210)	(565)
Other, net	(70)	(5)	108	(66)
Total other loss, net	$(654)	$(258)	$(748)	$(161)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Segment Reporting

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

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$50,169	$12,459	$62,628	$48,597	$13,495	$62,092
Operating expenses/Cost of sales	17,755	9,484	27,239	17,097	9,910	27,007
Net operating income/Gross profit	32,414	2,975	35,389	31,500	3,585	35,085
Adjustments to arrive at net income (loss):
Other revenues (loss)	1,455	(38)	1,417	1,308	(8)	1,300
General and administrative	(3,408)	(1,873)	(5,281)	(3,687)	(1,890)	(5,577)
Georgia flood damage	-	-	-	(800)	-	(800)
Depreciation and amortization	(11,154)	(5,314)	(16,468)	(11,045)	(4,796)	(15,841)
Interest expense	(16,304)	(190)	(16,494)	(15,876)	(72)	(15,948)
Equity loss from affiliates, net	(19)	(50)	(69)	(836)	(18)	(854)
Provision for state income tax	(143)	-	(143)	(103)	-	(103)
Income (loss) from continuing operations	2,841	(4,490)	(1,649)	461	(3,199)	(2,738)
Income from discontinued operations	-	-	-	177	-	177
Net income (loss)	2,841	(4,490)	(1,649)	638	(3,199)	(2,561)
Less: Net income (loss) attributable to noncontrolling interest	197	(443)	(246)	(189)	(337)	(526)
Net income (loss) attributable to Sun Communities, Inc.	$2,644	$(4,047)	$(1,403)	$827	$(2,862)	$(2,035)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$152,124	$40,225	$192,349	$148,093	$39,561	$187,654
Operating expenses/Cost of sales	52,263	30,178	82,441	50,791	29,736	80,527
Net operating income/Gross profit	99,861	10,047	109,908	97,302	9,825	107,127
Adjustments to arrive at net income (loss):
Other revenues	5,157	269	5,426	4,046	248	4,294
General and administrative	(12,525)	(5,659)	(18,184)	(12,753)	(5,532)	(18,285)
Georgia flood damage	-	-	-	(800)	-	(800)
Depreciation and amortization	(33,565)	(15,880)	(49,445)	(33,318)	(14,642)	(47,960)
Interest expense	(48,264)	(426)	(48,690)	(46,379)	(223)	(46,602)
Equity loss from affiliates, net	(1,646)	-	(1,646)	(1,211)	(133)	(1,344)
Provision for state income tax	(404)	-	(404)	(382)	-	(382)
Income (loss) from continuing operations	8,614	(11,649)	(3,035)	6,505	(10,457)	(3,952)
Loss from discontinued operations	-	-	-	(155)	-	(155)
Net income (loss)	8,614	(11,649)	(3,035)	6,350	(10,457)	(4,107)
Less: Net income (loss) attributable to noncontrolling interest	649	(1,169)	(520)	418	(1,108)	(690)
Net income (loss) attributable to Sun Communities, Inc.	$7,965	$(10,480)	$(2,515)	$5,932	$(9,349)	$(3,417)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Segment Reporting, continued

	September 30, 2010			December 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$898,635	$138,450	$1,037,085	$922,094	$142,211	$1,064,305
Cash and cash equivalents	4,291	415	4,706	4,616	(120)	4,496
Inventory of manufactured homes	-	2,243	2,243	-	3,934	3,934
Investment in affiliate	-	-	-	1,646	-	1,646
Notes and other receivables	81,934	3,748	85,682	69,625	4,405	74,030
Other assets	32,089	2,257	34,346	30,624	2,330	32,954
Total assets	$1,016,949	$147,113	$1,164,062	$1,028,605	$152,760	$1,181,365

12.	Derivative Instruments and Hedging Activities

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

As of September 30, 2010, we had four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2010:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.5336%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.5339%	2.1450%	2.0000%	4.1450%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.2573%	1.5700%	2.0500%	3.6200%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.2894%	11.0000%	0.0000%	N/A

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

We have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 15 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		September 30, 2010	December 31, 2009		September 30, 2010	December 31, 2009
Interest rate swaps and cap agreement	Other assets	$-	$379	Other liabilities	$2,778	$2,123
Total derivatives designated as hedging instruments		$-	$379		$2,778	$2,123

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended September 30, 2010 and 2009 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps and cap agreement	$(260)	$(494)	Interest expense	$-	$-	Interest expense	$(4)	$(7)
Total	$(260)	$(494)	Total	$-	$-	Total	$(4)	$(7)

The following table summarizes the impact of derivative instruments for the nine months ended September 30, 2010 and 2009 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate swaps and cap agreement	$(1,017)	$832	Interest expense	$-	$-	Interest expense	$(17)	$5
Total	$(1,017)	$832	Total	$-	$-	Total	$(17)	$5

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of September 30, 2010 and December 31, 2009, we had collateral deposits recorded in other assets of approximately $3.8 million and $3.2 million, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2010.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

We had no unrecognized tax benefits as of September 30, 2010 and 2009. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2010.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.1 million for the three months ended September 30, 2010 and 2009.  We recorded a provision for state income taxes of approximately $0.4 million for the nine months ended September 30, 2010 and 2009.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million, as of September 30, 2010 and December 31, 2009, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of September 30, 2010 and December 31, 2009.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2005.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the nine months ended September 30, 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Computations of basic and diluted loss per share from continuing operations were as follows (in thousands, expect per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator	2010	2009	2010	2009
Net loss from continuing operations attributable to common stockholders	$(1,403)	$(2,193)	$(2,515)	$(3,278)

Denominator
Basic weighted average common shares outstanding	19,323	18,513	19,006	18,437
Add: dilutive securities	-	-	-	-
Diluted weighted average common shares and securities	19,323	18,513	19,006	18,437

Basic and diluted loss per share from continuing operations available to common stockholders	$(0.07)	$(0.12)	$(0.13)	$(0.18)

We excluded securities from the computation of diluted loss per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted loss per share as of September 30, 2010 and 2009 (amounts in thousands):

	September 30,
	2010	2009
Stock options	150	214
Unvested restricted stock	140	188
Common OP units	2,107	2,178
Convertible preferred OP units	526	526
Total securities	2,923	3,106

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of September 30, 2010.  The table presents the carrying values and fair values of our financial instruments as of September 30, 2010 and December 31, 2009 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2010		December 31, 2009
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative instruments	$-	$-	$379	$379
Installment notes on manufactured homes, net	8,847	8,847	12,627	12,627
Collateralized receivables, net	68,795	-	52,201	-

Financial liabilities
Derivative instruments	$2,778	$2,778	$2,123	$2,123
Long term debt (excluding secured borrowing)	1,095,741	1,147,113	1,107,074	1,057,326
Secured borrowing	69,018	-	52,368	-
Lines of credit	91,910	91,910	94,465	94,465

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of September 30, 2010.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$2,778	$-	$2,778	$-
Total liabilities	$2,778	$-	$2,778	$-

16.	Recent Accounting Updates and Pronouncements

Accounting Updates to be Adopted

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.The adoption of ASU 2010-20 will impact disclosures and is not expected to have any impact on our results of operations or financial condition.

Accounting Standards Adopted in 2010

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”, which is included in ASC Topic 860, “Transfers and Servicing”.  The updated guidance in ASC Topic 860 removes the concept of a QSPE and eliminates the exception for QSPEs from consolidation guidance.  In addition, it also established specific conditions for reporting a transfer of a portion of a financial asset as a sale.  If the transfer does not meet established sale conditions, sale accounting can be achieved only if the transferor transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s).  The updated guidance in ASC Topic 860 is effective for fiscal years beginning after November 15, 2009.  The adoption of the updated guidance within ASC Topic 860 did not have any impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Recent Accounting Updates and Pronouncements, continued

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

17.	Commitments and Contingencies

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162.  The essence of the dispute is whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  As of April 29, 2009, the Plaintiffs have been paying the increased Variable Facility Fee.  The Plaintiffs seek a judgment for the amount paid above the original Variable Facility Fee from April 29, 2009 to the date of judgment and an order that the Variable Facility Fee shall be returned to the original rate of 58 basis points on a going forward basis through the end of the extension period.  The Defendants’ motion to dismiss the lawsuit was denied and discovery is ongoing.

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of September 30, 2010, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of September 30, 2010, the Properties contained an aggregate of 47,579 developed sites comprised of 42,328 developed manufactured home sites and 5,251 recreational vehicle sites and approximately 6,000 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net loss are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Nine Months ended September 30, 2010 and 2009”.

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

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of NOI. We may allocate certain common costs, primarily corporate functions, between the segments differently than we would for standalone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal, and human resources. We do not allocate interest expense and certain other corporate costs not directly associated with the segments’ NOI.

SUN COMMUNITIES, INC.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended September 30, 2010 and 2009.  Our Same Site portfolio is equal to our total portfolio for the three months ended September 30, 2010 and 2009.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$47,242	$45,915	$1,327	2.9%
Property operating expenses:
Payroll and benefits	4,289	4,302	(13)	-0.3%
Legal, taxes, & insurance	759	706	53	7.5%
Utilities	2,620	2,641	(21)	-0.8%
Supplies and repair	2,350	2,100	250	11.9%
Other	997	818	179	21.9%
Real estate taxes	3,813	3,848	(35)	-0.9%
Property operating expenses	14,828	14,415	413	2.9%
Real Property NOI	$32,414	$31,500	$914	2.9%

	As of September 30,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,579	47,587	(8)
Occupied sites (1)	38,445	37,954	491
Occupancy % (1)	84.5%	83.5%	1.0%
Weighted average monthly rent per site (2)	$412	$402	$10
Sites available for development	5,574	5,583	(9)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by approximately $0.9 million or 2.9 percent. The growth in NOI is primarily due to increased revenues of $1.3 million offset by increased expenses of $0.4 million.

Income from real property consists of manufactured home and recreational vehicle site rent and miscellaneous other property revenues.  Revenue from our manufactured home and recreational vehicle portfolio increased by $1.2 million due to rental rate increases and the increased number of occupied home sites as indicated in the table above. This growth in revenue was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  We entered into a data service and cable royalty fee agreement in the fourth quarter of 2009 that has resulted in an increase of $0.1 million in other miscellaneous property revenues.

Property operating expenses increased $0.4 million or 2.9 percent.  Supplies and repair expenses increased by $0.2 million due to increased landscape maintenance costs. Other increased by $0.1 million due to increased advertising costs and $0.1 million due to increased bad debt expense that was due to an increase in the allowance for doubtful accounts.

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

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2010 and 2009 (in thousands, except for certain items marked with *):

	Three Months Ended September 30,
Financial Information	2010	2009	Change	% Change
Rental home revenue	$5,135	$5,062	$73	1.4%
Site rent from Rental Program (1)	7,164	6,738	426	6.3%
Rental Program revenue	12,299	11,800	499	4.2%
Expenses
Payroll and commissions	453	556	(103)	-18.5%
Repairs and refurbishment	2,122	1,761	361	20.5%
Taxes and insurance	807	777	30	3.9%
Marketing and other	782	770	12	1.6%
Rental Program operating and maintenance	4,164	3,864	300	7.8%
Rental Program NOI	$8,135	$7,936	$199	2.5%

Other Information
Number of occupied rentals, end of period*	5,998	5,749	249	4.3%
Investment in occupied rental homes	$193,324	$180,118	$13,206	7.3%
Number of sold rental homes*	193	185	8	4.3%
Weighted average monthly rental rate*	$731	$726	$5	0.7%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of Rental Program and financial impact to the Company’s operations.

Rental Program NOI increased $0.2 million or 2.5 percent due to increased revenues of approximately $0.5 million offset by increased expenses of $0.3 million. Revenues increased approximately $0.5 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

Operating and maintenance expenses increased $0.3 million or 7.8 percent.  Expenses associated with repairs and refurbishment increased by $0.4 million, primarily due to increased preventative maintenance costs associated with our occupied rental homes for air conditioning units, siding, and skirting.  Commissions decreased by approximately $0.1 million due to a realignment of the commission plan that decreased the amount of commission paid on new and renewed leases.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2010 and 2009 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2010	2009	Change	% Change
New home sales	$244	$1,525	$(1,281)	-84.0%
Pre-owned home sales	7,080	6,908	172	2.5%
Revenue from homes sales	7,324	8,433	(1,109)	-13.2%

New home cost of sales	217	1,265	(1,048)	-82.8%
Pre-owned home cost of sales	5,103	4,781	322	6.7%
Cost of home sales	5,320	6,046	(726)	-12.0%

NOI / Gross profit	$2,004	$2,387	$(383)	-16.0%

Gross profit – new homes	27	260	(233)	-89.6%
Gross margin % – new homes	11.1%	17.0%		-5.9%

Gross profit – pre-owned homes	1,977	2,127	(150)	-7.1%
Gross margin % – pre-owned homes	27.9%	30.8%		-2.9%

Statistical Information
Home sales volume:
New home sales	3	21	(18)	-85.7%
Pre-owned home sales	340	272	68	25.0%
Total homes sold	343	293	50	17.1%

Home Sales NOI decreased by $0.4 million or 16.0 percent due to reduced gross profit on new and pre-owned homes.

The gross margin on new home sales decreased 5.9 percent from 17.0 percent to 11.1 percent.  The decline in the gross margin was primarily due to a 20 percent increase in average cost of sales partially offset by an increase in selling price.

The gross margin on pre-owned home sales decreased 2.9 percent from 30.8 percent to 27.9 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to increase the volume of sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.1 million, from $1.3 million to $1.4 million, or 7.7 percent.  This increase was primarily due to increased interest income on collateralized notes of $0.7 million, mostly offset by decreased interest income on installment notes of $0.2 million, increased losses associated with asset dispositions of $0.2 million, increased expense associated with the note receivable loan loss reserve of $0.1 million, and decreased gain recognized on the sale of land of $0.1 million which occurred in the prior year.  The interest income recognized on our collateralized receivables was offset by the same amount of interest expense associated with our secured borrowing arrangement. See Note 4 for additional information.

Real Property general and administrative costs decreased by $0.3 million, from $3.7 million to $3.4 million, or 8.1 percent decrease due to decreased salary and other compensation costs of $0.3 million and reduction in sales, use, and other taxes of $0.2 million partially offset by increased insurance premiums and other corporate costs of $0.2 million, .

Home Sales and Rentals general and administrative costs remained flat at $1.9 million.

Georgia flood damage charges of $0.8 million were recorded during the same period in the prior year.  During the three months ended September 30, 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville. We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations, and we have submitted a claim under these policies.  The claim remains under review.

Depreciation and amortization costs increased by $0.7 million, from $15.8 million to $16.5 million, or 4.4 percent due to increased depreciation on investment property for use in our Rental Program of $0.5 million and increased depreciation on other investment property of $0.2 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $0.6 million, from $15.9 million to $16.5 million, or 3.8 percent due to increased expense associated with our secured borrowing arrangements of $0.7 million, partially offset by a reduction in expense of $0.1 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 for additional information.

Equity loss from affiliates decreased by $0.8 million, from a loss of $0.9 million to a loss of $0.1 million due to the limited recognition of our allocation of Origen’s and the LLC’s equity losses.  We suspend equity accounting in periods in which the recognition of equity losses would reduce the carrying value of our investment below zero.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Real Property NOI	$32,414	$31,500
Rental Program NOI	8,135	7,936
Home Sales NOI/Gross Profit	2,004	2,387
Site rent from Rental Program (included in Real Property NOI)	(7,164)	(6,738)
NOI/Gross profit	35,389	35,085
Adjustments to arrive at net loss:
Other revenues	1,417	1,300
General and administrative	(5,281)	(5,577)
Georgia flood damage	-	(800)
Depreciation and amortization	(16,468)	(15,841)
Interest expense	(16,494)	(15,948)
Equity loss from affiliates, net	(69)	(854)
Provision for state income taxes	(143)	(103)
Loss from continuing operations	(1,649)	(2,738)
Income (loss) from discontinued operations	-	177
Net loss	(1,649)	(2,561)
Less: amounts attributable to noncontrolling interest	(246)	(526)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,403)	$(2,035)

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the nine months ended September 30, 2010 and 2009.  Our Same Site portfolio is equal to our total portfolio for the nine months ended September 30, 2010 and 2009.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$143,603	$140,405	$3,198	2.3%
Property operating expenses:
Payroll and benefits	12,045	11,757	288	2.4%
Legal, taxes, & insurance	2,136	2,370	(234)	-9.9%
Utilities	8,792	9,150	(358)	-3.9%
Supplies and repair	5,953	5,351	602	11.3%
Other	2,640	2,325	315	13.5%
Real estate taxes	12,176	12,150	26	0.2%
Property operating expenses	43,742	43,103	639	1.5%
Real Property NOI	$99,861	$97,302	$2,559	2.6%

	As of September 30,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,579	47,587	(8)
Occupied sites (1)	38,445	37,954	491
Occupancy % (1)	84.5%	83.5%	1.0%
Weighted average monthly rent per site (2)	$412	$402	$10
Sites available for development	5,574	5,583	(9)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $2.6 million or 2.6 percent. The growth in NOI is primarily due to increased revenues of $3.2 million partially offset by increased expenses of $0.6 million.

Income from real property consists of manufactured home and recreational vehicle site rent and miscellaneous other property revenues.  Revenue from our manufactured home and recreational vehicle portfolio increased by $2.9 million due to rental rate increases and the increased number of occupied home sites as indicated in the table above. This growth in revenue was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  We entered into a data service and cable royalty fee agreement in the fourth quarter of 2009 that has resulted in an increase of $0.3 million in other miscellaneous property revenues.

Property operating expenses increased $0.6 million or 1.5 percent.  Payroll and benefits increased by $0.3 million due to increased wages and workers compensation expense.  Supplies and repair expenses increased by $0.6 million due to increased landscape costs of $0.3 million, increased community maintenance costs of $0.1 million, increased water system repairs of $0.1 million and increased miscellaneous other costs of $0.1 million . Other property operating expenses increased by $0.3 million due to increased bad debt expense and increased administrative costs for postage, office supplies, and other general office charges.  These costs were partially offset by increased utility recoveries of $0.4 million and decreased insurance charges of approximately $0.2 million.

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

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2010 and 2009 (in thousands, except for certain items marked with *):

	Nine Months Ended September 30,
Financial Information	2010	2009	Change	% Change
Rental home revenue	$15,266	$15,449	$(183)	-1.2%
Site rent from Rental Program (1)	21,298	19,861	1,437	7.2%
Rental Program revenue	36,564	35,310	1,254	3.6%
Expenses
Payroll and commissions	1,391	1,935	(544)	-28.1%
Repairs and refurbishment	5,470	5,729	(259)	-4.5%
Taxes and insurance	2,402	2,323	79	3.4%
Marketing and other	2,118	2,436	(318)	-13.1%
Rental Program operating and maintenance	11,381	12,423	(1,042)	-8.4%
Rental Program NOI	$25,183	$22,887	$2,296	10.0%

Other Information
Number of occupied rentals, end of period*	5,998	5,749	249	4.3%
Investment in occupied rental homes	$193,324	$180,118	$13,206	7.3%
Number of sold rental homes*	585	531	54	10.2%
Weighted average monthly rental rate*	$731	$726	$5	0.7%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of Rental Program and financial impact to the Company’s operations.

Rental Program NOI increased $2.3 million or 10.0 percent due to increased revenues of approximately $1.2 million and decreased expenses of $1.1 million. Revenues increased primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The decline in operating and maintenance expenses of $1.1 million was due to several factors.  Commissions decreased by $0.5 million due to a realignment of the commission plan that decreased the amount of commission paid on new and renewed leases.  Expenses associated with repairs and refurbishment decreased by $0.3 million, primarily due to a decline in the average cost associated with preparing a previously leased home for a new occupant and fewer homes requiring refurbishments due to lower turnover rates.  Marketing and other costs decreased by approximately $0.3 million due to reductions in bad debt expense, advertising, and utility expenses associated with unoccupied rental homes.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2010 and 2009 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2010	2009	Change	% Change
New home sales	$1,904	$3,877	$(1,973)	-50.9%
Pre-owned home sales	23,055	20,235	2,820	13.9%
Revenue from homes sales	24,959	24,112	847	3.5%

New home cost of sales	1,595	3,298	(1,703)	-51.6%
Pre-owned home cost of sales	17,202	14,015	3,187	22.7%
Cost of home sales	18,797	17,313	1,484	8.6%

NOI / Gross profit	$6,162	$6,799	$(637)	-9.4%

Gross profit – new homes	309	579	(270)	-46.6%
Gross margin % – new homes	16.2%	14.9%		1.3%

Gross profit – pre-owned homes	5,853	6,220	(367)	-5.9%
Gross margin % – pre-owned homes	25.4%	30.7%		-5.3%

Statistical Information
Home sales volume:
New home sales	29	55	(26)	-47.3%
Pre-owned home sales	1,046	756	290	38.4%
Total homes sold	1,075	811	264	32.6%

Home Sales NOI decreased by $0.6 million or 9.4 percent primarily due to reduced gross profit on new and reduced gross margins on pre-owned sales.

The gross margin on new home sales increased 1.3 percent from 14.9 percent to 16.2 percent.  Although the gross margin increased, total gross profit earned on new home sales for the nine months ended September 30, 2010 decreased primarily due to a 47.3 percent decline in sales volume.

The gross margin on pre-owned home sales decreased 5.3 percent from 30.7 percent to 25.4 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to increase the volume of sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $1.1 million, from $4.3 million to $5.4 million, or 25.6 percent.  This increase was primarily due to increased interest income of $2.2 million on collateralized notes, increased ancillary revenue of $0.1 million, and certain fees of $0.2 million received related to property easements, partially offset by decreased interest income on installment and other notes of $0.6 million, losses associated with asset dispositions of approximately $0.7 million, and decreased gain recognized on the sale of land of $0.1 million which occurred in the prior year.  The interest income recognized on our collateralized receivables was offset by the same amount of interest expense associated with our secured borrowing arrangement. See Note 4 for additional information.

Real Property general and administrative costs decreased by $0.3 million, from $12.8 million to $12.5 million, or a 2.3 percent decrease due to lower salary and other compensation costs of $0.2 million, a reduction in sales, use and other taxes of $0.2 million and decreased other tax expense of $0.7 million.   The decreased other tax expense includes the reversal of a provision for $0.7 million related to the filing methodology for federally disregarded single member limited liability companies under the former Michigan Single Business Tax. The liability was required to be recorded at December 31, 2009 and was reversed in March 2010 after legislative action by the state of Michigan that partially offset by the settlement of the TJ Holdings lawsuit (see Note 17) for $0.4 million, increased insurance premiums of $0.3 million and other net corporate costs of $0.1 million,

Home Sales and Rentals general and administrative costs increased by $0.2 million, from $5.5 million to $5.7 million, or 3.6 percent due to increased salary, bonus, and commission costs.

Georgia flood damage charges of $0.8 million were recorded during the same period in the prior year.  During the nine months ended September 30, 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville. We have comprehensive insurance coverage for both property damage and business interruption, subject to deductibles and certain limitations, and we have submitted a claim under these policies.  The claim remains under review.

Depreciation and amortization costs increased by $1.5 million, from $48.0 million to $49.5 million, or 3.1 percent due to increased depreciation on investment property for use in our Rental Program of $1.2 million, increased depreciation on other investment property of $0.2 million, and increased amortization of promotions of $0.1 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $2.1 million, from $46.6 million to $48.7 million, or 4.5 percent due to increased expense associated with the increase in our FNMA facility fee of $0.7 million and our secured borrowing arrangements of $2.2 million, partially offset by a reduction in expense of $0.8 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 for additional information.

Equity loss from affiliates increased by $0.3 million, from a loss of $1.3 million to a loss of $1.6 million due to the recognition of our equity allocation of anticipated losses from Origen.  The recognition of Origen’s equity losses was limited in 2010 due to the suspension of equity accounting in periods in which the recognition of equity losses would reduce the carrying value of our investment below zero.

SUN COMMUNITIES, INC.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Real Property NOI	$99,861	$97,302
Rental Program NOI	25,183	22,887
Home Sales NOI/Gross Profit	6,162	6,799
Site rent from Rental Program (included in Real Property NOI)	(21,298)	(19,861)
NOI/Gross profit	109,908	107,127
Adjustments to arrive at net loss:
Other revenues	5,426	4,294
General and administrative	(18,184)	(18,285)
Georgia flood damage	-	(800)
Depreciation and amortization	(49,445)	(47,960)
Interest expense	(48,690)	(46,602)
Equity loss from affiliates, net	(1,646)	(1,344)
Provision for state income taxes	(404)	(382)
Loss from continuing operations	(3,035)	(3,952)
Loss from discontinued operations	-	(155)
Net loss	(3,035)	(4,107)
Less: amounts attributable to noncontrolling interest	(520)	(690)
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,515)	$(3,417)

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

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Management also uses an Adjusted Funds from Operations (“Adjusted FFO”) non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that Adjusted FFO provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.  Other REITs may use different methods for calculating FFO and Adjusted FFO and, accordingly, our FFO and Adjusted FFO may not be comparable to other REITs.

SUN COMMUNITIES, INC.

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the periods ended September 30, 2010 and 2009 (in thousands, except for per share/OP unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,649)	$(2,561)	$(3,035)	$(4,107)
Adjustments:
Depreciation and amortization	16,945	16,329	50,787	49,364
Benefit for state income taxes (1)	-	(42)	(24)	(55)
Gain on disposition of assets, net	(490)	(1,237)	(2,145)	(3,933)
Funds from operations (FFO)	$14,806	$12,489	$45,583	$41,269

Weighted average Common Shares/OP Units outstanding:
Basic	21,570	20,856	21,284	20,787
Diluted	21,581	20,856	21,291	20,787

FFO per weighted average Common Share/OP Unit - Basic	$0.69	$0.60	$2.15	$1.99
FFO per weighted average Common Share/OP Unit - Diluted	$0.69	$0.60	$2.15	$1.99

The table below adjusts FFO to exclude certain items as detailed below (in thousands, except for per share/OP unit amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(1,649)	$(2,561)	$(3,035)	$(4,107)
Michigan Business tax reversal	-	-	(740)	-
Georgia flood damage	-	800		800
Equity affiliate adjustment	19	836	1,646	1,211
Adjusted net loss	(1,630)	(925)	(2,129)	(2,096)
Depreciation and amortization	16,945	16,329	50,787	49,364
Benefit for state income taxes (1)	-	(42)	(24)	(55)
Gain on disposition of assets, net	(490)	(1,237)	(2,145)	(3,933)
Adjusted funds from operations (FFO)	$14,825	$14,125	$46,489	$43,280

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$0.69	$0.68	$2.19	$2.08

(1)
The tax benefit for the periods ended September 30, 2010 and 2009 represents the reversal of a tax provision for potential taxes payable on the sale of company assets related to the enactment of the Michigan Business Tax. These taxes do not impact Funds from Operations and would be payable from prospective proceeds of such sales.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

We expect to meet our immediate needs through working capital provided by operating activities and through borrowings on our lines of credit. We consider these resources to be adequate to meet our operating requirements, including recurring capital improvements, routinely amortizing debt and other normally recurring expenditures of a capital nature, payment of dividends to our stockholders to maintain qualification as a REIT in accordance with the Code, and payment of distributions to our Operating Partnership’s unitholders.

From time to time, we evaluate acquisition opportunities that meet our criteria for acquisition. Should such investment opportunities arise in 2010, we will finance the acquisitions through secured financing, debt and/or equity venture capital, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the nine months ended September 30, 2010, we have invested $5.1 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for the remainder of 2010 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured and unsecured lines of credit.

Cash and cash equivalents increased by $0.2 million from $4.5 million as of December 31, 2009, to $4.7 million as of September 30, 2010. Net cash provided by operating activities from continuing operations decreased by $2.9 million from $44.9 million for the nine months ended September 30, 2009 to $42.0 million for the nine months ended September 30, 2010. Our operating cash flows decreased because of payments in relation to the settlement of the TJ holdings lawsuit and other corporate costs of $0.9 million compared to the prior year and we did not receive the same benefit from refunds of collateral deposits in relation to our swaps and tax escrows of approximately $2.0 million that occurred in the prior year.

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

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of September 30, 2010 and December 31, 2009 was $78.8 million and $89.1 million, respectively. In addition, $4.0 million of availability were used to back standby letters of credit as of September 30, 2010 and December 31, 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 1.9 percent as of September 30, 2010. As of September 30, 2010, $32.2 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2010, the highest balance on the line of credit was $102.3 million.  The borrowings under the line of credit mature October 1, 2011. If we are unable to refinance our facility, we cannot be sure we will be able to secure alternative financing on satisfactory terms or at all. If the revolving facility matures without renewal, replacement, or extension, our borrowing capacity would immediately be reduced by $115.0 million and it would adversely impact our business, results of operation and financial condition.  We are evaluating options to renew, replace, or amend the facility. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which were complied with as of September 30, 2010. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of September 30, 2010, the distribution coverage was 80.4 percent and the fixed charge coverage ratio was 1.66:1.

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

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities potentially using the agreements as described in Note 8 and/or the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $208.2 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of September 30, 2010, the borrowing base was in excess of $115.0 million by $21.1 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue debt, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. If it were to become necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive.  See “Risk Factors” in Item 1A of our 2009 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2010, our debt to total market capitalization approximated 65.3 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt (including lines of credit) has a weighted average maturity of approximately 4.6 years and a weighted average interest rate of 5.1 percent.

Capital expenditures for the nine months ended September 30, 2010 and 2009 included recurring capital expenditures of $5.0 million and $5.4 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2010.

Net cash used for investing activities was approximately $30.3 million for the nine months ended September 30, 2010, compared to $25.1 million for the nine months ended September 30, 2009. The difference is due to increased investment in property of $3.9 million and decreased principal repayment on an officer’s note and other notes receivable of $1.3 million.

Net cash used for financing activities was $11.5 million for the nine months ended September 30, 2010, compared to $20.4 million for the nine months ended September 30, 2009. The difference is due to increased net proceeds received from the issuance of additional shares of $19.2 million, decreased repayments on other debt of $9.6 million, decreased payments for deferred financing costs of $0.3 million, partially offset by increased repayments on the lines of credit of $1.0 million, reduced proceeds received from the issuance of other debt of $18.4 million, and increased distributions to our stockholders and OP unitholders of $0.8 million.

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

SUN COMMUNITIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of variable rate debt while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability interest rate changes could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of September 30, 2010. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The third swap agreement fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. We have an interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR unless otherwise noted.

Our remaining variable rate debt totals $240.1 million and $238.3 million as of September 30, 2010 and 2009, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the nine months ended September 30, 2010 and 2009, we believe our interest expense would have increased or decreased by approximately $1.8 million and $1.6 million based on the $243.9 million and $216.0 million average balances outstanding under our variable rate debt facilities for the nine months ended September 30, 2010 and 2009, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 17 of the Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

You should review our 2009 Annual Report, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations.  There are no material changes to the disclosure on these matters set forth in the 2009 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2010.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 32,699 units to common stock during 2010.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

Pursuant to our Registration Statement on Form S-3 (Commission File No. 333-158623) declared effective by the SEC on May 14, 2009 we issued 736,800 shares of common stock during the nine months ended September 30, 2010.  The weighted average price of the issued shares was $29.14 and we received net proceeds of approximately $21.0 million which were used to pay down our unsecured line of credit.  We issued an additional 100,000 shares of common stock at a weighted average sale price of $31.29 and received additional net proceeds of $3.1 million subsequent to September 30, 2010 which were used to pay down our unsecured line of credit.

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

SUN COMMUNITIES, INC.
Dated: October 28, 2010	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)