Form 10-K
period 2010-12-31
SUN COMMUNITIES INC
filed 2011-02-24
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [ X  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[   ]  No [X]

As of June 30, 2010, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $460,056,786 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2010). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 14, 2011: 20,830,466

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

We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2010, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties”, or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2010, the Properties contained an aggregate of 47,683 developed sites comprised of 42,442 developed manufactured home sites, 3,209 permanent recreational vehicle sites, 2,032 seasonal recreational vehicle sites, and approximately 6,000 additional manufactured home sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida; and we employed an aggregate of 747 full and part time people as of December 31, 2010.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

Secured Line of Credit

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The current balance drawn is $9.0 million. The agreement has a maximum 10-year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.

Equity Offering

On August 27, 2009, we entered into a “At the Market” Sales Agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we have issued 1,019,816 shares of common stock during the year ended December 31, 2010.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average price of $30.31.  We received net proceeds of approximately $30.3 million from the sales of these shares of common stock,

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. Is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  No common shares were purchased under the Purchase Agreement as of December 31, 2010.  Subsequent to December 31, 2010, and pursuant to the Purchase Agreement, we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of approximately $30.0 million.

Transfer of Installment Notes

In May 2010, we completed a transfer of $6.3 million of our installment notes.  This transaction was recorded as a transfer of financial assets.  See Note 4 for more information.

STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT.  In 1993, we contributed our net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital.  We substantially conduct our operations through the Operating Partnership.  The Operating Partnership owns, either directly or indirectly through Subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the Federal tax rules and regulations applicable to REITs, and to acquire manufactured housing communities in transactions that defer some or all of the sellers’ tax consequences.  The financial results of the Operating Partnership and the Subsidiaries are consolidated in our Consolidated Financial Statements.  The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”).  We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership.  The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing and other services to current and prospective tenants of the Properties.

We do not own all of the equity interests in the Operating Partnership.  The interests in the Operating Partnership held by partners are referred to as “OP Units”.  The holders of Common OP Units receive distributions in an amount equal to the dividends paid to holders of our common stock.  As of December 31, 2010, the Operating Partnership had a total of approximately 22.0 million units outstanding.  We held approximately 19.9 million units, or 90.5% of the units (not including preferred OP Units) in the Operating Partnership.

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

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address tenant concerns, the performance of competitive properties and local market conditions.  As of December 31, 2010, we employed 747 full and part time employees, of which 623 were located on-site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, Chief Operating Officer, who has 15 years of manufactured housing and related financing experience, 3 Senior Vice Presidents of Operations and 12 Regional Vice Presidents. The Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and provides managers with the opportunity to understand and effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally.  All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently.  We offer 40 courses for our team members through, our internally developed, Sun University, which has led to increased knowledge and accountability of daily operations and policies and procedures.

HOME SALES AND LEASING

SHS is engaged in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2010, SHS had 6,141 occupied leased homes in its portfolio. Homes for this rental program are purchased at discounted rates from finance companies that hold repossessed homes within our communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the rental program are, in general, one year leases. This program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We have added repair and service supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in our communities. We receive approximately 22,000 applications each year to live in our Properties, providing a significant “resident boarding” system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the rental program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

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

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. A small number of our leases, mainly Florida properties, are tied to consumer price index or other indices as it relates to rent increase.  Generally, market rate adjustments are made on an annual basis.  These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average 2.8 percent of the homes in our communities have been removed by their owners and 6.0 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately sixteen years, while the average home, which gives rise to the rental stream, remains in our communities for approximately thirty five years.

At Properties zoned for recreational vehicle (“RV”) use, our customers have short-term (“seasonal”) usage rights or long-term (“permanent”) usage rights.  The seasonal RV customers typically prepay for their stay or leave deposits to reserve a site for the following year.  Many of these RV customers do not live full time on the Property.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to prospective events or developments are deemed to be forward-looking statements. Words such as “believes,” “forecasts,” “anticipates,”“intends,” “plans,” “expects,” “may”, “will” and similar expressions are intended to identify forward-looking statements. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in this Form 10-K and our filings with the Securities and Exchange Commission. The forward-looking statements contained in this Form 10-K speak only as of the date hereof and we expressly disclaims any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our expectations of future events.

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

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2010, 47 of our 136 Properties representing approximately 30% of developed sites, are located in Michigan; 19 Properties representing approximately 21% of developed sites, are located in Florida; 18 Properties representing approximately 14% of developed sites, are located in Indiana; and 17 Properties representing approximately 11% of developed sites are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

From time to time, we engage in the construction and development of new communities or expansion of existing communities, and may continue to engage in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established manufactured housing communities:

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

REAL ESTATE RISKS, CONTINUED

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

We have acquired and intend to continue to acquire manufactured housing communities on a select basis. Our acquisition activities and their success are subject to the following risks:

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

REAL ESTATE RISKS, CONTINUED

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

We have a significant amount of debt. As of December 31, 2010, we had approximately $1.2 billion of total debt outstanding, consisting of approximately $1.0 billion in debt that is collateralized by mortgage liens on 106 of the Properties (the “Mortgage Debt”) and $71.3 million that is secured by collateralized receivables, $13.5 million that is collateralized by liens on manufactured homes, and $129.3 million that is unsecured debt. If we fail to meet our obligations under the Mortgage Debt, the lender would be entitled to foreclose on all or some of the Properties securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

The financial condition and solvency of our borrowers may adversely affect our installment notes.

As of December 31, 2010, we had approximately $80.4 million of installment notes, net of reserves, to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

•	the borrowers may not be able to make debt service payments or pay principal when due;

•	the value of property securing the installment notes receivable may be less than the amounts owed; and

•	interest rates payable on the installment notes receivable may be lower than our cost of funds.

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

If we fail to qualify as a REIT in any taxable year, we could be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the years involved. In addition, distributions to stockholders would no longer be required to be made. Even if we qualify for and maintain our REIT status, we will be subject to certain federal, state and local taxes on our property and certain of our operations.

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

Ownership of Origen. In the 2003 recapitalization of Origen Financial, Inc., (“Origen”), we purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for approximately $10.3 million. Gary A. Shiffman is a member of the board of directors of Origen and one of our directors, Arthur A. Weiss, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.  Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as our officer and/or director.

Legal Counsel During 2010, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $0.8 million in the year ended December 31, 2010 and approximately $1.1 million and $1.0 million in the years ended December 31, 2009 and 2008, respectively.

Lease of Executive Offices.  Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. As of August 2008, we lease approximately 36,700 rentable square feet.  The term of the lease is until August 31, 2015, with an option to renew for an additional five years. The annual base rent under the current lease is $18.81 per square foot (gross) and will remain this amount through August 31, 2015.  Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as our officer and/or director and their ownership interest in American Center LLC.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. As of December 31, 2010, up to approximately 2.6 million shares of our common stock may be issued in the future to the limited partners of the Operating Partnership in exchange for their common limited partnership interests (“Common OP Units”) and preferred limited partnership interests (“Preferred OP Units”). These Preferred OP Units are convertible into common shares at a price of $68 per share. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. As of December 31, 2010, options to purchase 140,177 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan, our 2004 Non-Employee Director Option Plan and our Long-Term Incentive Plan.  We also have the authority to issue restricted stock awards or options to purchase up to an additional 862,500 shares of our common stock pursuant to our 2009 Equity Incentive Plan.  In addition, we entered into a “At the Market” Sales Agreement in August 2009 to issue and sell up to 1,600,000 shares of common stock, we have 480,184 shares remaining that may be sold.  On August 6, 2010, we entered into the Purchase Agreement with REIT Ltd., and have 2,973,666 shares remaining to be purchased under this agreement after the January 4, 2011 issuance.  No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

The volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.

The capital and credit markets have experienced unusual volatility and disruption during the past few years.  Despite the fact that the U. S. economy has recovered from the recent recession, the recovery rate has been much slower than anticipated. In addition, job growth remains sluggish, and sustained high unemployment can hinder economic growth even further. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but still lags pre-recession levels hampering business expansion and new development activities. The higher level of unemployment, coupled with the sluggish rate of economic recovery, may  adversely impact our business.  The other risk factors presented in this Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. The turbulence in financial markets has accentuated each of these risks and magnified their potential effect on us. If these economic developments continue to rebound slowly or worsen, there could be an adverse impact on our access to capital, stock price and our operating results.

ITEM 2.  PROPERTIES

As of December 31, 2010, the Properties consisted of 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites located in 18 states. As of December 31, 2010, the Properties contained an aggregate of 47,683 developed sites comprised of 42,442 developed manufactured home sites, 3,209 permanent recreational vehicle sites, 2,032 seasonal recreational vehicle sites, and approximately 6,000 additional manufactured home sites suitable for development.  Most of the Properties include amenities oriented toward family and retirement living. Of the 136 Properties, 65 have more than 300 developed manufactured home sites; with the largest having 1,002 developed manufactured home sites.

As of December 31, 2010, the Properties had an occupancy rate of 84.3 percent excluding seasonal recreational vehicle sites. Since January 1, 2010, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.3 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 5.1 percent. The average renewal rate for residents in our Rental Program was 61.5 percent for the year ended December 31, 2010.

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

The following tables set forth certain information relating to the properties owned as of December 31, 2010.  The occupancy percentage includes manufactured home sites (“MH Sites”) and permanent recreational vehicle sites (“RV Sites”), and excludes seasonal RV sites.

Property	City	State	MH and Permanent RV Sites as of 12/31/10	Seasonal RV Sites as of 12/31/10	Occupancy as of 12/31/10		Occupancy as of 12/31/09		Occupancy as of 12/31/08
MIDWEST
Michigan
Academy/West Pointe (1)	Canton	MI	441	-	88%		88%		88%
Allendale Meadows Mobile Village	Allendale	MI	352	-	74%		74%		73%
Alpine Meadows Mobile Village	Grand Rapids	MI	403	-	83%		82%		84%
Bedford Hills Mobile Village	Battle Creek	MI	339	-	73%		76%		74%
Brentwood Mobile Village	Kentwood	MI	195	-	98%		94%		92%
Byron Center Mobile Village	Byron Center	MI	143	-	92%		92%		93%
Candlewick Court	Owosso	MI	211	-	74%		76%		84%
College Park Estates	Canton	MI	230	-	70%		68%		73%
Continental Estates	Davison	MI	385	-	38%		37%		37%
Continental North	Davison	MI	474	-	54%		53%		54%
Country Acres Mobile Village	Cadillac	MI	182	-	84%		85%		86%
Country Meadows Mobile Village	Flat Rock	MI	577	-	91%		90%		91%
Countryside Village	Perry	MI	359	-	67%		70%		71%
Creekwood Meadows	Burton	MI	336	-	63%		59%		61%
Cutler Estates Mobile Village	Grand Rapids	MI	259	-	93%		90%		84%
Davison East	Davison	MI	190	-	45%		45%		45%
Falcon Pointe (2)	East Lansing	MI	142	-	15%	(2)	17%	(2)	18%	(2)
Fisherman’s Cove	Flint	MI	162	-	87%		85%		80%
Grand Mobile Estates	Grand Rapids	MI	230	-	73%		72%		75%
Hamlin (3)	Webberville	MI	209	-	73%	(3)	72%	(3)	74%	(3)
Holly Village/Hawaiian Gardens (1)	Holly	MI	425	-	98%		97%		97%
Hunters Glen (2)	Wayland	MI	280	-	59%	(2)	53%	(2)	48%	(2)
Kensington Meadows	Lansing	MI	290	-	85%		81%		81%
Kings Court Mobile Village	Traverse City	MI	639	-	98%		98%		98%
Knollwood Estates	Allendale	MI	161	-	81%		79%		87%
Lafayette Place	Metro Detroit	MI	254	-	65%		65%		64%
Lakeview	Ypsilanti	MI	392	-	93%		91%		89%
Lincoln Estates	Holland	MI	191	-	85%		88%		94%
Meadow Lake Estates	White Lake	MI	425	-	84%		81%		81%
Meadowbrook Estates	Monroe	MI	453	-	92%		92%		94%
Presidential Estates Mobile Village	Hudsonville	MI	364	-	88%		84%		80%
Richmond Place	Metro Detroit	MI	117	-	83%		82%		77%
River Haven Village	Grand Haven	MI	721	-	57%		58%		59%
Scio Farms Estates	Ann Arbor	MI	913	-	93%		95%		96%
Sheffield Estates	Auburn Hills	MI	228	-	98%		99%		99%
Sherman Oaks	Jackson	MI	366	-	72%		72%		74%
St. Clair Place	Metro Detroit	MI	100	-	74%		77%		76%
Sunset Ridge (2)	Portland Township	MI	190	-	95%	(2)	92%	(2)	93%	(2)
Timberline Estates	Grand Rapids	MI	296	-	80%		79%		79%
Town & Country Mobile Village	Traverse City	MI	192	-	98%		98%		100%
Village Trails (3)	Howard City	MI	100	-	92%	(3)	82%	(3)	79%	(3)
White Lake Mobile Home Village	White Lake	MI	315	-	98%		98%		97%
White Oak Estates	Mt. Morris	MI	480	-	68%		70%		71%
Windham Hills Estates (3)	Jackson	MI	402	-	70%	(3)	62%	(3)	66%	(3)
Woodhaven Place	Metro Detroit	MI	220	-	95%		97%		95%
Michigan Total			14,333	-	79%		78%		79%

Property	City	State	MH and Permanent RV Sites as of 12/31/10	Seasonal RV Sites as of 12/31/10	Occupancy as of 12/31/10		Occupancy as of 12/31/09		Occupancy as of 12/31/08
MIDWEST
Indiana
Brookside Mobile Home Village	Goshen	IN	570	-	64%		61%		59%
Carrington Pointe (3)	Ft. Wayne	IN	320	-	79%	(3)	78%	(3)	76%	(3)
Clear Water Mobile Village	South Bend	IN	227	-	73%		74%		72%
Cobus Green Mobile Home Park	Elkhart	IN	386	-	64%		60%		62%
Deerfield Run (3)	Anderson	IN	175	-	64%	(3)	68%	(3)	65%	(3)
Four Seasons	Elkhart	IN	218	-	80%		79%		83%
Holiday Mobile Home Village	Elkhart	IN	326	-	75%		71%		79%
Liberty Farms	Valparaiso	IN	220	-	98%		99%		98%
Maplewood	Lawrence	IN	207	-	70%		74%		78%
Meadows	Nappanee	IN	330	-	51%		51%		50%
Pebble Creek (2) (4)	Greenwood	IN	257	-	89%	(2)	88%	(2)	88%	(2)
Pine Hills	Middlebury	IN	129	-	88%		88%		78%
Roxbury Park	Goshen	IN	398	-	85%		85%		86%
Timberbrook	Bristol	IN	567	-	56%		56%		53%
Valley Brook	Indianapolis	IN	798	-	53%		54%		54%
West Glen Village	Indianapolis	IN	552	-	71%		70%		74%
Woodlake Estates	Ft. Wayne	IN	338	-	50%		47%		45%
Woods Edge Mobile Village (3)	West Lafayette	IN	598	-	53%	(3)	54%	(3)	54%	(3)
Indiana Total			6,616	-	66%		66%		66%

Ohio
Apple Creek Manufactured Home Community and Self Storage	Amelia	OH	176	-	100%		92%		86%
Byrne Hill Village	Toledo	OH	236	-	86%		86%		86%
Catalina	Middletown	OH	462	-	56%		61%		63%
East Fork (2) (4)	Batavia	OH	215	-	94%	(2)	93%	(2)	89%	(2)
Oakwood Village	Miamisburg	OH	511	-	89%		84%		84%
Orchard Lake	Milford	OH	147	-	96%		95%		97%
Westbrook Senior Village	Toledo	OH	112	-	98%		99%		100%
Westbrook Village	Toledo	OH	344	-	95%		95%		97%
Willowbrook Place	Toledo	OH	266	-	95%		94%		94%
Woodside Terrace	Holland	OH	439	-	82%		84%		82%
Worthington Arms	Lewis Center	OH	224	-	96%		97%		95%
OhioTotal			3,132	-	86%		86%		85%

SOUTH
Texas
Boulder Ridge (2)	Pflugerville	TX	527	-	79%	(2)	73%	(2)	69%	(2)
Branch Creek Estates	Austin	TX	392	-	100%		99%		100%
Casa del Valle	Alamo	TX	218	182	100%	(5)	100%	(5)	99%	(5)
Chisholm Point Estates	Pflugerville	TX	416	-	100%		95%		95%
Comal Farms (2) (4)	New Braunfels	TX	351	-	91%	(2)	80%	(2)	73%	(2)
Kenwood RV and Mobile Home Plaza	LaFeria	TX	86	194	100%	(5)	99%	(5)	100%	(5)
Oak Crest (2)	Austin	TX	335	-	88%	(2)	74%	(2)	70%	(2)
Pecan Branch (2)	Georgetown	TX	69	-	99%	(2)	93%	(2)	84%	(2)
Pine Trace (2)	Houston	TX	406	-	98%	(2)	81%	(2)	71%	(2)
River Ranch (2) (4)	Austin	TX	121	-	99%	(2)	99%	(2)	96%	(2)
River Ridge (2)	Austin	TX	337	-	99%	(2)	96%	(2)	94%	(2)
Saddle Brook (2)	Austin	TX	261	-	87%	(2)	75%	(2)	63%	(2)
Snow to Sun	Weslaco	TX	304	175	100%	(5)	100%	(5)	100%	(5)
Stonebridge (2) (4)	San Antonio	TX	336	-	98%	(2)	96%	(2)	88%	(2)
Summit Ridge (2) (4)	Converse	TX	250	-	98%	(2)	100%	(2)	95%	(2)
Sunset Ridge (2) (4)	Kyle	TX	170	-	100%	(2)	96%	(2)	98%	(2)
Woodlake Trails (2) (4)	San Antonio	TX	134	-	97%	(2)	96%	(2)	96%	(2)
Texas Total			4,713	551	95%		89%		85%

Property	City	State	MH and Permanent RV Sites as of 12/31/10	Seasonal RV Sites as of 12/31/10	Occupancy as of 12/31/10		Occupancy as of 12/31/09		Occupancy as of 12/31/08
SOUTHEAST
Florida
Arbor Terrace RV Park	Bradenton	FL	186	208	99%	(5)	98%	(5)	97%	(5)
Ariana Village Mobile Home Park	Lakeland	FL	208	-	92%		91%		92%
Buttonwood Bay	Sebring	FL	792	148	100%	(5)	100%	(5)	100%	(5)
Gold Coaster	Homestead	FL	443	102	100%	(5)	99%	(5)	99%	(5)
Groves RV Resort	Ft. Myers	FL	150	133	99%	(5)	99%	(5)	98%	(5)
Holly Forest Estates	Holly Hill	FL	402	-	100%		100%		100%
Indian Creek Park	Ft. Myers Beach	FL	1,338	113	99%	(5)	99%	(5)	99%	(5)
Island Lakes	Merritt Island	FL	301	-	100%		100%		100%
Kings Lake	Debary	FL	245	-	97%		100%		99%
Lake Juliana Landings	Auburndale	FL	274	-	98%		98%		98%
Lake San Marino RV Park	Naples	FL	202	207	98%	(5)	100%	(5)	100%	(5)
Meadowbrook Village	Tampa	FL	257	-	100%		99%		100%
Orange Tree Village	Orange City	FL	246	-	99%		99%		100%
Royal Country	Miami	FL	864	-	100%		100%		100%
Saddle Oak Club	Ocala	FL	376	-	99%		100%		100%
Siesta Bay RV Park	Ft. Myers Beach	FL	732	65	99%	(5)	100%	(5)	100%	(5)
Silver Star Mobile Village	Orlando	FL	406	-	99%		99%		99%
Tampa East	Tampa	FL	210	490	100%	(5)	99%	(5)	99%	(5)
Water Oak Country Club Estates	Lady Lake	FL	1,002	-	99%		99%		99%
Florida Total			8,634	1,466	99%		99%		99%

Property	City	State	MH and Permanent RV Sites as of 12/31/10	Seasonal RV Sites as of 12/31/10	Occupancy as of 12/31/10		Occupancy as of 12/31/09		Occupancy as of 12/31/08
OTHER
Autumn Ridge	Ankeny	IA	413	-	100%		99%		99%
Bell Crossing (3)	Clarksville	TN	239	-	64%	(3)	64%	(3)	60%	(3)
Candlelight Village	Chicago Heights	IL	309	-	94%		88%		92%
Cave Creek (2)	Evans	CO	289	-	76%	(2)	74%	(2)	69%	(2)
Countryside Atlanta (6)	Lawrenceville	GA	271	-	99%	(6)	99%	(6)	99%
Countryside Gwinnett	Buford	GA	331	-	94%		91%		96%
Countryside Lake Lanier	Buford	GA	548	-	83%		82%		83%
Creekside (2) (4)	Reidsville	NC	45	-	67%	(2)	64%	(2)	67%	(2)
Desert View Village (2)	West Wendover	NV	93	-	48%	(2)	49%	(2)	48%	(2)
Eagle Crest (2)	Firestone	CO	441	-	76%	(2)	97%	(2)	86%	(2)
Edwardsville	Edwardsville	KS	634	-	67%		66%		68%
Forest Meadows	Philomath	OR	75	-	100%		100%		99%
Glen Laurel (2) (4)	Concord	NC	260	-	61%	(2)	57%	(2)	47%	(2)
High Pointe	Frederica	DE	411	-	92%		92%		93%
Meadowbrook (2) (4)	Charlotte	NC	177	-	98%	(2)	93%	(2)	92%	(2)
North Point Estates (2)	Pueblo	CO	108	-	63%	(2)	58%	(2)	51%	(2)
Pheasant Ridge	Lancaster	PA	553	-	100%		100%		100%
Pin Oak Parc	O’Fallon	MO	502	-	82%		83%		88%
Pine Ridge	Petersburg	VA	245	-	98%		98%		97%
Sea Air	Rehoboth Beach	DE	495	15	99%	(5)	99%	(5)	98%	(5)
Southfork	Belton	MO	477	-	65%		69%		71%
Sun Villa Estates	Reno	NV	324	-	99%		99%		99%
Timber Ridge	Ft. Collins	CO	585	-	95%		90%		88%
Woodland Park Estates	Eugene	OR	398	-	98%		98%		99%
Other Total			8,223	15	86%		86%		86%

TOTAL / AVERAGE			45,651	2,032	84%		83%		83%

(1)	Properties have two licenses but operate as one community.
(2)	Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.
(3)	Occupancy in these properties reflects the fact that these communities are in a lease-up phase following an expansion.
(4)
This Property is owned by an affiliate of Sunchamp LLC, a joint venture that owns 11 of our consolidated manufactured home communities, in which we own approximately a 78.9 percent equity interest as of December 31, 2010.

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

On June 4, 2010, we settled all of the claims arising out of the litigation filed in 2003 by TJ Holdings, LLC in the Superior Court of Guilford County, North Carolina and the associated arbitration proceeding commenced by TJ Holdings in Southfield, Michigan.  Under the terms of the settlement agreement, in which neither party admitted any liability whatsoever, we paid TJ Holdings $360,000.  In addition, pursuant to this settlement, TJ Holdings’ percentage ownership interest in Sun/Forest, LLC will be increased on a one time basis, in the event of a sale or refinance of all of the Sunchamp Properties, to between 9.03% and 28.99% depending on our average closing stock price as reported by the New York Stock Exchange (“NYSE”) during the 30 days preceding the sale or refinance of all the Sunchamp Properties.  Once this percentage ownership interest has been adjusted, there will be no further adjustments from subsequent sales or refinances of the Sunchamp Properties.  The likelihood of a sale or refinancing of all of the SunChamp properties is not probable and we do not expect it to have a material adverse impact, if any on our results of operations or financial condition.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2010	High	Low	Distributions
1st Quarter	$25.46	$17.12	$0.63
2nd Quarter	31.53	25.03	0.63
3rd Quarter	31.23	25.60	0.63
4th Quarter	35.11	30.49	0.63

Year Ended December 31, 2009	High	Low	Distributions
1st Quarter	$15.19	$6.76	$0.63
2nd Quarter	16.29	11.72	0.63
3rd Quarter	22.20	12.80	0.63
4th Quarter	21.95	17.08	0.63

On February 14, 2011, the closing share price of our common stock was $34.40 per share on the NYSE, and there were 276 holders of record for the approximately 20.8 million outstanding shares of common stock.  The Operating Partnership had approximately 2.1 million OP Units outstanding which are convertible into an equivalent number of shares of common stock.  The holders of the OP Units can exercise their conversion rights at any time.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2010.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	116,584	$28.48	948,000
Equity compensation plans not approved by shareholders (1)	23,593	32.75	-
Total	140,177	$29.20	948,000

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

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this program during 2010.  There is no expiration date specified for the buyback program.

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

During 2010, holders of Common OP Units have converted 51,881 units to common stock.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

Through the “At the Market” Sales Agreement we entered into on August 2009, we sold and received net proceeds of approximately $30.3 million  1,019,816 shares of common stock during the year ended December 31, 2010.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $30.31. The proceeds were used to pay down our unsecured line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. Is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  No common shares were purchased under the Purchase Agreement as of December 31, 2010.  Subsequent to December 31, 2010, and pursuant to the Purchase Agreement, we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of approximately $30.0 million. This additional capital may be utilized in connection with the potential acquisition of a portfolio of twenty communities.  The funds have currently been used to pay down our unsecured line of credit.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the New York Stock Exchange and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2010. This line graph assumes a $100 investment on December 31, 2005, a reinvestment of dividends and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of December31,
Index	2005	2006	2007	2008	2009	2010
Sun Communities, Inc.	100.00	111.26	78.59	60.69	101.68	189.10
SNL US REIT Residential	100.00	139.89	104.94	78.24	104.97	154.19
NYSE Market Index	100.00	120.67	131.70	80.14	103.04	117.06

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that is made on, before or after the date of filing of this Form 10-K.

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

	Years Ended December 31,
	2010	2009 (a)	2008 (a)	2007 (a)	2006 (a)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$263,140	$256,609	$254,291	$235,075	$226,773
Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations	(2,883)	(6,099)	(29,209)	(15,940)	(24,680)
Net loss	(2,883)	(6,302)	(34,448)	(16,643)	(24,968)
Loss from continuing operations per share - basic and diluted	$(0.15)	$(0.33)	$(1.61)	$(0.89)	$(1.41)

Distributions per common share	$2.52	$2.52	$2.52	$2.52	$2.52

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$1,580,544	$1,565,700	$1,549,339	$1,537,865	$1,511,655
Total assets	1,162,691	1,181,365	1,206,999	1,245,823	1,289,739
Total debt and lines of credit	1,258,139	1,253,907	1,229,571	1,187,675	1,166,850
Total stockholders’ equity (deficit)	(132,384)	(111,308)	(59,882)	26,046	91,588

OTHER FINANCIAL DATA:
Net operating income (NOI) (b) from:
Real property operations	$135,222	$131,131	$130,222	$126,329	$123,531
Home sales and home rentals	12,981	13,410	12,051	9,734	8,466

Funds from operations (FFO) (b)	$62,733	$55,976	$26,501	$45,439	$34,560
Adjustment for special items	906	3,516	30,529	9,829	18,000
Adjusted FFO (b)	63,639	59,492	57,030	55,268	52,560

Adjusted FFO (b) per weighted average Common Share/OP Unit - Diluted	$2.97	$2.86	$2.78	$2.72	$2.61

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

(b)
Refer to Item 7, Supplemental Measures, for information regarding the presentation of the net operating income (“NOI”) financial measure, funds from operations (“FFO”) and Adjusted FFO financial measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

We are a fully integrated, self-administered and self-managed REIT.  We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2010, we owned and operated a portfolio of 136 developed properties located in 18 states, including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites.

The majority of our revenue (Income from real property) is affected by occupancy and our ability to raise rents. Our residents normally sign a one year lease and then lease on a month to month basis for the next ten to fifteen years. Few of our leases are tied to published CPI statistics or other indices therefore allowing us significant flexibility in rental increases based on the markets in which we operate. Weighted average rent increases over the last five years have ranged from 2.2 percent to 3.6 percent and we expect to continue to be able to increase rents at or near these levels in the future.

Our rental program, established during the significant downturn in our industry during the early to mid 2000’s, has become a significant contributor to the stability and improvement of our occupancies and revenue stream.  Over the past several years, the rental program has been the single largest contributor to the generation of applications to live in our communities, which numbered nearly 22,000 in 2010. We own and rent approximately 6,000 homes throughout our portfolio applying stringent approval standards (over 50% of our rental applications are denied) to each applicant thereby ensuring maintenance of the quality of our communities as desirable neighborhoods in which to live. During 2010, occupants in the rental program increased by 394.

Home sales units sold have increased from 1,116 in 2009 to 1,375 in 2010 and we anticipate selling approximately 1,600 homes in the coming year. Our ability to sell homes is dependent on access to financing for the prospective buyer.  Although the majority of our home sales are financed through third party lenders, we do provide financing for certain home purchasers who are unable to obtain financing through other means.

The economic downturns and market volatility during the past few years have presented both challenges and opportunities. We provide affordable housing to the marketplace which, in difficult times, requires the housing values that our products and programs offer. This demand is somewhat offset by job losses in our resident base resulting from businesses closing and layoffs which occur in times of economic contraction.

The broader financial markets which provide capital for funding our continued growth and refinancing of debt are improving, but remain constrained and contain terms more restrictive than when most of our current debt was originated. We are focused on financing opportunities which will allow us to replace our $115.0 million unsecured revolving line of credit and $104.0 million of secured debt, both of which come due in 2011.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation.  We review the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.  An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds.  Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis.  The results of an impairment analysis could be material to our financial statements.

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

Derivative Instruments and Hedging Activities

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of December 31, 2010. We do not enter into derivative instruments for speculative purposes.  We adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income (loss), as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged.  The effective portion of the hedge is recorded in accumulated other comprehensive income (loss).  We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Upon review of the requirements for the disclosure in ASU 2010-20, we are not required to disclose any additional information since our receivables are presented at fair value.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses an Adjusted Funds from Operations (“Adjusted FFO”) non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business.  We believe that Adjusted FFO provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.  A discussion of FFO, Adjusted FFO, a reconciliation of FFO to net loss, and FFO to Adjusted FFO are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Years Ended December 31, 2010 and 2009”.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the years ended December 31, 2010 and 2009.  Our Same Site portfolio is equal to our total portfolio for the years ended December 31, 2010 and 2009.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$193,070	$188,423	$4,647	2.5%
Property operating expenses:
Payroll and benefits	15,951	15,547	404	2.6%
Legal, taxes, & insurance	2,934	3,163	(229)	-7.2%
Utilities	11,451	11,934	(483)	-4.0%
Supplies and repair	7,597	6,841	756	11.1%
Other	3,633	3,270	363	11.1%
Real estate taxes	16,282	16,537	(255)	-1.5%
Property operating expenses	57,848	57,292	556	1.0%
Real Property NOI	$135,222	$131,131	$4,091	3.1%

	As of December 31,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,683	47,572	111
Occupied sites (1)	38,498	37,935	563
Occupancy % (1)	84.3%	83.4%	0.9%
Weighted average monthly rent per site (2)	$413	$404	$9
Sites available for development	5,441	5,588	(147)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $4.1 million from $131.1 million to $135.2 million, or 3.1 percent. The growth in NOI is primarily due to increased revenues. Income from real property revenues consist of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $4.6 million, from $188.4 million to $193.0 million, or 2.5 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $4.2 million due to average rental rate increases of 2.6 percent and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, we experienced increased miscellaneous other property revenues of $0.4 million primarily due to revenue realized on cable television royalties.

Property operating expenses increased $0.6 million, from $57.3 million to $57.9 million, or 1.0 percent.  The growth in property operating expenses was due to several factors.  Payroll and benefits increased by $0.4 million due to increased wages from annual merit increases. Supplies and repairs increased by $0.8 million primarily due to increased cost of lawn services, water system and community maintenance.  Utility costs, primarily related to water, electricity charges, and rubbish removal, decreased $0.5 million due to increased water and sewer income.  Real estate taxes decreased by $0.3 million primarily due to tax appeal refunds and reduced real estate taxes in Indiana.  Property and casualty insurance decreased by $0.1 million due to decreased premiums on insurance policies.  Other operating expenses increased by $0.3 million due to increased administrative costs, resident relations, and bad debt expense.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.  The programs we have established for our customers to lease or buy new and pre-owned homes have helped to improve portfolio occupancy.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2010 and 2009 (in thousands, except for certain items marked with *):
	Years Ended
	December 31,
Financial Information	2010	2009	Change	% Change
Rental home revenue	$20,480	$20,463	$17	0.1%
Site rent from Rental Program (1)	28,585	26,699	1,886	7.1%
Rental Program revenue	49,065	47,162	1,903	4.0%
Expenses
Payroll and commissions	1,655	2,335	(680)	-29.1%
Repairs and refurbishment	7,671	7,513	158	2.1%
Taxes and insurance	3,127	3,101	26	0.8%
Marketing and other	2,961	3,342	(381)	-11.4%
Rental Program operating and maintenance	15,414	16,291	(877)	-5.4%
Rental Program NOI	$33,651	$30,871	$2,780	9.0%

Other Information
Number of occupied rentals, end of period*	6,141	5,747	394	6.9%
Investment in occupied rental homes	$199,110	$181,301	$17,809	9.8%
Number of sold rental homes*	762	705	57	8.1%
Weighted average monthly rental rate*	$735	$728	$7	1.0%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of Rental Program and financial impact to our operations.

Rental Program NOI increased $2.8 million from $30.9 million to $33.7 million, or 9.0 percent due to increased revenues of $1.9 million and by decreased expenses of $0.9 million. Revenues increased $1.9 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The decrease in operating and maintenance expenses of $0.9 million was due to several factors.  Commissions decreased by $0.7 million due to restructuring of the commission plan associated with new and renewed leases.  Expenses associated with repairs and refurbishment increased by $0.2 million.  Repairs costs on occupied home rentals increased by $0.3 million due to the increased number of occupied homes in the Rental Program offset by refurbishment costs which decreased by $0.1 million due to a decline in the average cost associated with preparing a previously leased home for a new occupant.  Marketing and other costs decreased by $0.4 million due to reductions in bad debt expense and advertising expenses.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2010 and 2009 (in thousands, except for statistical information):
	Years Ended
	December 31,
Financial Information	2010	2009	Change	% Change
New home sales	$2,396	$5,049	$(2,653)	-52.5%
Pre-owned home sales	29,549	27,672	1,877	6.8%
Revenue from homes sales	31,945	32,721	(776)	-2.4%

New home cost of sales	2,044	4,261	(2,217)	-52.0%
Pre-owned home cost of sales	21,986	19,222	2,764	14.4%
Cost of home sales	24,030	23,483	547	2.3%

NOI / Gross profit	$7,915	$9,238	$(1,323)	-14.3%

Gross profit – new homes	352	788	(436)	-55.3%
Gross margin % – new homes	14.7%	15.6%		-0.9%

Gross profit – pre-owned homes	7,563	8,450	(887)	-10.5%
Gross margin % – pre-owned homes	25.6%	30.5%		-4.9%

Statistical Information
Home sales volume:
New home sales	36	71	(35)	-49.3%
Pre-owned home sales	1,339	1,045	294	28.1%
Total homes sold	1,375	1,116	259	23.2%

Home Sales NOI decreased by $1.3 million, from $9.2 million to $7.9 million, or 14.3 percent due to decreased profit margins on new and pre-owned homes.

The gross profit margin on new home sales decreased 0.9 percent from 15.6 percent to 14.7 percent.   The gross profit decreased by 55.3 percent from $0.8 million to $0.4 million which was primarily due to a 49.3 percent decline in sales volume.

The gross profit margin on pre-owned home sales decreased 4.9 percent from 30.5 percent to 25.6 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to increase the volume of sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net.  Other revenues increased by $1.6 million, from $4.6 million to $6.2 million, or 34.8 percent.  This increase was due to increased interest income of $2.0 million offset by reduced income realized from a disposition of land and fixed assets of $0.5 million, and increased commission and ancillary revenue of $0.1 million. The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets.  The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 4 for additional information.

Real Property general and administrative costs decreased by $0.5 million, from $17.7 million to $17.2 million, or 2.9 percent due to reduced sales, use and other tax expense of $1.5 million and decreased salary and other compensation costs of $0.1 million offset by increased legal costs of $0.5 million and increased other expenses of $0.6 million.  The decreased sales, use and other tax expense includes $1.6 million decrease due to the reversal of a provision for $0.7 million related to the filing methodology for federally disregarded single member limited liability companies under the former Michigan Single Business Tax. The liability was required to be recorded at December 31, 2009 and was reversed in March 2010 after legislative action by the State of Michigan.

Home Sales and Rentals general and administrative costs increased by $0.2 million, from $7.4 million to $7.6 million, or 2.7 percent due to increased salary costs of $0.4 million offset by a decrease in leasing costs of $0.1 million and a decrease in taxes and insurance of $0.1 million.

Georgia flood damage charges of $0.8 million were recorded due to a flood that caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia in 2009.  See page 35 for additional information.  The claim remains under review.

Depreciation and amortization costs increased by $1.0 million, from $65.0 million to $66.0 million, or 1.6 percent due to increased depreciation on investment property for use in our Rental Program of $0.7 million and increased amortization of promotions and other depreciation of $0.3 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $2.6 million, from $62.8 million to $65.4 million, or 4.2 percent due to increased expense associated with the increase in our FNMA facility fee of $0.9 million and our secured borrowing arrangements of $2.8 million partially offset by a reduction in expense of $1.1 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 for additional information.

Equity loss from affiliates decreased by $1.1 million, from a loss of $2.2 million, to loss of $1.1 million, net of $0.5 million cash distribution, or 50.0 percent due to limited recognition of our allocation of Origen’s and the LLC’s equity losses.  We suspend equity accounting in periods in which the recognition of equity losses would reduce the carrying value of our investment below zero.

Provision for state income taxes increased by $0.1 million, from $0.4 million to $0.5 million, or 25.0 percent due to the utilization of investment tax credits which reduced tax expense in 2009.

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

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2009 and 2008 (in thousands, except for certain items marked with *):

	Years Ended December 31,
Financial Information	2009	2008	Change	% Change
Rental home revenue	$20,463	$20,533	$(70)	-0.3%
Site rent from Rental Program (1)	26,699	24,537	2,162	8.8%
Rental Program revenue	47,162	45,070	2,092	4.6%
Expenses
Payroll and commissions	2,335	2,008	327	16.3%
Repairs and refurbishment	7,513	7,419	94	1.3%
Taxes and insurance	3,101	2,802	299	10.7%
Marketing and other	3,342	3,444	(102)	-3.0%
Rental Program operating and maintenance	16,291	15,673	618	3.9%
Rental Program NOI	$30,871	$29,397	$1,474	5.0%

Other Information
Number of occupied rentals, end of period*	5,747	5,517	230	4.2%
Investment in occupied rental homes	$181,301	$170,521	$10,780	6.3%
Number of sold rental homes*	705	596	109	18.3%
Weighted average monthly rental rate*	$728	$736	$(8)	-1.1%
(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of Rental Program and financial impact to our operations.

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

Real Property general and administrative costs increased by $1.3 million, from $16.4 million to $17.7 million, or 7.9 percent due to increased salary and other compensation costs of $0.9 million, increased tax expense of $0.9 million, and increased insurance of $0.2 million, partially offset by a decrease in legal of $0.4 million and other expenses of $0.3 million.  The compensation cost increase includes increased amortization of deferred compensation of $0.6 million related to the vesting of restricted stock in May 2009.  The increased tax expense includes a provision for $0.7 million related to a public notice from the Michigan Department of Treasury dated February 5, 2010 that is contradictory to guidance issued in 1999 with regard to the filing methodology for federally disregarded single member limited liability companies under the former Michigan Single Business Tax.  The provision includes an estimated tax liability for several single member limited liability companies for the years 1997-2007, whose taxable income was included in our consolidated Michigan Single Business Tax returns for those years.  Legislative action was taken by the State of Michigan and this provision was reversed in March 2010.

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

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):
	Years Ended
	December 31,
	2010	2009	2008
Real Property NOI	$135,222	$131,131	$130,222
Rental Program NOI	33,651	30,871	29,397
Home Sales NOI/Gross Profit	7,915	9,238	7,191
Site rent from Rental Program (included in Real Property NOI)	(28,585)	(26,699)	(24,537)
NOI/Gross profit	148,203	144,541	142,273
Adjustments to arrive at net loss:
Other revenues	6,217	4,581	6,831
General and administrative	(24,810)	(25,099)	(23,097)
Georgia flood damage	-	(800)	-
Depreciation and amortization	(66,038)	(65,011)	(64,427)
Asset impairment charge	-	-	(9,087)
Interest expense	(65,427)	(62,779)	(64,157)
Equity loss from affiliates, net	(1,146)	(2,176)	(16,498)
Provision for state income taxes	(512)	(413)	(336)
Loss from continuing operations	(3,513)	(7,156)	(28,498)
Loss from discontinued operations	-	(227)	(5,111)
Net loss	(3,513)	(7,383)	(33,609)
Less: amounts attributable to noncontrolling interest	(630)	(1,081)	839
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,883)	$(6,302)	$(34,448)

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by the NAREIT as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful.  Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

The following table reconciles net loss to FFO and calculates FFO data for both basic and diluted purposes for the years ended December 31, 2010, 2009, and 2008 (in thousands, except for per share/OP unit amounts):
	Years Ended
	December 31,
	2010	2009	2008
Net loss	$(3,513)	$(7,383)	$(33,609)
Adjustments:
Depreciation and amortization	67,748	66,888	66,892
Benefit for state income taxes (2)	(32)	(97)	(402)
Gain on disposition of assets, net	(1,470)	(3,432)	(6,380)
Funds from operations (FFO)	$62,733	$55,976	$26,501

Weighted average Common Shares/OP Units outstanding:
Basic	21,435	20,833	20,463
Diluted	21,444	20,833	20,508

FFO per weighted average Common Share/OP Unit - Basic	$2.93	$2.69	$1.30
FFO per weighted average Common Share/OP Unit - Diluted	$2.93	$2.69	$1.29

FUNDS FROM OPERATIONS, CONTINUED

The table below adjusts FFO to exclude certain items as detailed below (in thousands, except for per share/OP unit amounts):
	Years Ended
	December 31,
	2010	2009	2008
Net loss	$(3,513)	$(7,383)	$(33,609)
Michigan Single Business tax provision/reversal	(740)	740	-
Georgia flood damage	-	800	-
Severance charges	-	-	888
Origen LLC impairment charge	-	322	-
Asset impairment charge	-	-	13,171
Equity affiliate adjustment (1)	1,646	1,654	16,470
Adjusted net loss	(2,607)	(3,867)	(3,080)
Depreciation and amortization	67,748	66,888	66,892
Benefit for state income taxes (2)	(32)	(97)	(402)
Gain on disposition of assets, net	(1,470)	(3,432)	(6,380)
Adjusted funds from operations (FFO)	$63,639	$59,492	$57,030

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$2.97	$2.86	$2.78

(1)	This amount represents our equity loss from affiliates, the cash dividend of $0.5 million received from Origen remains in Adjusted FFO.
(2)
The tax benefit for the years ended December 31, 2008, 2009, and 2010 represents the reversal of the Michigan Business Tax provision previously recorded. These taxes do not impact FFO and would be payable from prospective proceeds of such sales.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvements to properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

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

From time to time, we evaluate opportunities that meet our criteria for acquisition. Should such investment opportunities arise in 2011, we will finance the acquisitions through secured financing, debt and/or equity venture capital, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the year ended December 31, 2010, we have invested $10.6 million related to the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2011 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured and/or unsecured line of credit.

Cash and cash equivalents increased by $3.9 million from $4.5 million at December 31, 2009, to $8.4 million as of December 31, 2010. Net cash provided by operating activities from continuing operations decreased by $1.2 million from $60.3 million for the year ended December 31, 2009 to $59.1 million for the year ended December 31, 2010.

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

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at December 31, 2010 and 2009 was $81.0 million and $89.1 million, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of December 31, 2010 and 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 1.9 percent as of December 31, 2010. The borrowings under the line of credit mature October 1, 2011.  As of December 31, 2010, $30.0 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2010, the highest balance on the line of credit was $102.3 million. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which were complied with as of December 31, 2010. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of December 31, 2010, the distribution coverage was 80.4 percent and the fixed charge coverage ratio was 1.62:1.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The current economic downturn and conservative lending environment has generally resulted in a reduction of the availability of financing and higher borrowing costs. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of this financial turmoil. We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above.  We do have a fairly significant amount of debt maturing in 2011. Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2011 through 2015 are as follows:

2011	$189.2 million, inclusive of the balance outstanding on the floor plan facility and unsecured line of credit
2012	$35.8 million
2013	$30.5 million
2014	$485.1 million
2015	$52.5 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $212.1 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of December 31, 2010, the borrowing base was in excess of $115.0 million by $22.0 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. As it becomes necessary for us to approach the credit markets, the current volatility in the credit markets could make borrowing more difficult to secure and more expensive.  See “Risk Factors” in Item 1A.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2010, our outstanding contractual obligations, including interest expense, were as follows:
		Payments Due By Period
		(In thousands)
Contractual Cash Obligations	Total Due	1 year	2-3 years	4-5 years	After 5 years

Collateralized term loan - FNMA	$369,148	$4,567	$9,795	$354,786	$-
Collateralized term loan - B of A	463,286	111,144	13,891	183,439	154,812
Mortgage notes, other	211,578	1,838	60,970	8,031	140,739
Lines of credit	94,527	85,527	-	-	9,000
Redeemable preferred OP units	48,322	370	7,945	4,225	35,782
Secured debt	71,278	3,039	6,965	8,222	53,052
Total principal payments	1,258,139	206,485	99,566	558,703	393,385

Interest expense (1)	225,764	52,439	92,194	50,039	31,092
Operating leases	3,108	666	1,332	1,110	-
Total contractual obligations	$1,487,011	$259,590	$193,092	$609,852	$424,477

 (1) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2010, and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2010, our debt to total market capitalization approximated 63.2 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 4.4 years and a weighted average interest rate of 5.1 percent.

Capital expenditures for the years ended December 31, 2010 and 2009 included recurring capital expenditures of $6.8 million and $7.2 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2011.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Net cash used for investing activities was $43.4 million for the year ended December 31, 2010, compared to $39.5 million for the year ended December 31, 2009. The difference is due to increased investment in property of $5.7 million, offset by decreased investment in affiliates of $0.1 million increased principal repayment on an officer’s note and other notes receivable of $1.2 million, and increased dividend distribution of $0.5 million.

Net cash used for financing activities was $11.8 million for the year ended December 31, 2010, compared to $21.9 million for the year ended December 31, 2009. The difference is due to increased net proceeds from stock issuance of $28.4 million, decreased repayments on notes and other debt of $9.4 million, increased net proceeds from stock option exercise by $0.2 million, offset by reduced proceeds from debt of $22.6 million, reduced net borrowings on line of credit of $4.0 million and increased distributions to our stockholders and OP unitholders of $1.3 million.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the effect variability interest rate changes could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We have four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of December 31, 2010. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement, entered into in January 2009, fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. The third swap agreement, entered into in February 2009, fixes $25.0 million of variable rate borrowing at 3.62 percent through February 2011 and is based upon 30-day LIBOR. In April 2009, we entered into a new interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR unless otherwise noted.

Our remaining variable rate debt totals $242.3 million and $243.5 million as of December 31, 2010 and 2009, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2010 and 2009, we believe our interest expense would have increased or decreased by approximately $2.4 million and $2.2 million based on the $244.2 million and $222.9 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2010 and 2009, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information we are required to disclose in filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Form 10-K for the fiscal year ended December 31, 2010. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2010 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Committees

Pursuant to the terms of our charter, the board of directors (the “Board”) is divided into three classes. The class up for election at the annual meeting of shareholders to be held in 2011 will hold office for a term expiring at the annual meeting of shareholders to be held in 2014. A second class will hold office for a term expiring at the annual meeting of shareholders to be held in 2012 and a third class will hold office for a term expiring at the annual meeting of shareholders to be held in 2013. Each director will hold office for the term to which such director is elected and until such director’s successor is duly elected and qualified. At each of our annual meeting of the shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

The Board meets quarterly, or more often as necessary. The Board met five times during 2010 and took various actions pursuant to resolutions adopted by unanimous written consent. All directors attended at least 75% of the meetings of the Board and each committee on which they served.  All directors attended the annual meeting of shareholders held on July 28, 2010.

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

The Audit Committee operates pursuant to a third amended and restated charter that was approved by the Board in December 2007, and is reviewed annually. It is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Audit Committee, among other functions, (i) has the sole authority to appoint, retain, terminate and determine the compensation of our independent accountants, (ii) reviews with our independent accountants the scope and results of the audit engagement, (iii) approves professional services provided by our independent accountants, (iv) reviews the independence of our independent accountants, and (v) directs and controls our internal audit functions. The current members of the Audit Committee are Messrs. Robert H. Naftaly, Clunet R. Lewis (Chairman) and Ms. Stephanie W. Bergeron, all of whom are “independent” as that term is defined in the rules of the SEC and applicable rules of the NYSE. The Audit Committee held four formal meetings during the fiscal year ended December 31, 2010. The Board has determined that each member of the Audit Committee is an “audit committee financial expert,” as defined by SEC rules. See “Report of the Audit Committee.”

The Compensation Committee operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Compensation Committee, among other functions, (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and such other executive officers as may be designated by the Chief Executive Officer, evaluates the performance of such officers in light of such goals and objectives, and determines and approves the compensation of such officers based on these evaluations, (ii) approves the compensation of our other executive officers, (iii) recommends to the Board for approval the compensation of the non-employee directors and (iv) oversees our incentive-compensation plans and equity-based plans. The current members of the Compensation Committee are Messrs. Robert H. Naftaly (Chairman), Clunet R. Lewis and Paul D. Lapides, all of whom are independent directors under the NYSE rules. During the fiscal year ended December 31, 2010, the Compensation Committee held three formal meetings and took various actions pursuant to resolutions adopted by unanimous written consent. See “Report of the Compensation Committee on Executive Compensation.”

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter that was approved by the Board in March 2004. A copy of the NCG Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The NCG Committee, among other functions, is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (ii) recommending that the Board select the committee-recommended nominees for election at each annual meeting of shareholders, (iii) developing and recommending to the Board a set of corporate governance guidelines applicable to us, and (iv) periodically reviewing such guidelines and recommending any changes, and overseeing the evaluation of the Board. The current members of the NCG Committee are Messrs. Ted J. Simon (Chairman), Clunet R. Lewis and Ronald L. Piasecki, all of whom are independent under the NYSE rules. The NCG Committee held one formal meeting during the fiscal year ended December 31, 2010. The NCG Committee considers diversity and skills in identifying nominees for service on our Board.  Regarding diversity, the NCG Committee considers the entirety of the board and a wide range of economic, social and ethnic backgrounds and does not nominate representational directors from any specific group.

The Executive Committee was established to generally manage our day-to-day business and affairs between regular Board meetings. In no event may the Executive Committee, without the prior approval of the Board acting as a whole: (i) recommend to the shareholders an amendment to our Charter; (ii) amend our Bylaws; (iii) adopt an agreement of merger or consolidation; (iv) recommend to the shareholders the sale, lease or exchange of all or substantially all of our property and assets; (v) recommend to the shareholders our dissolution or a revocation of a dissolution; (vi) fill vacancies on the Board; (vii) fix compensation of the directors for serving on the Board or on a committee of the Board; (viii) declare dividends or authorize the issuance of our stock; (ix) approve or take any action with respect to any related party transaction involving us; or (x) take any other action which is forbidden by our Bylaws. All actions taken by the Executive Committee must be promptly reported to the Board as a whole and are subject to ratification, revision and alteration by the Board, except that no rights of third persons created in reliance on authorized acts of the Executive Committee can be affected by any such revision or alteration. The current members of the Executive Committee are Messrs. Gary A. Shiffman and Ted J. Simon. The Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2010 but took various actions pursuant to resolutions adopted by unanimous written consent.

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

Independence of Non-Employee Directors

The NYSE rules require that a majority of the Board consist of members who are independent. There are different measures of director independence—independence under NYSE rules, under Section 16 of the Exchange Act and under Section 162(m) of the Code. The Board has reviewed information about each of our non-employee directors and determined that Messrs. Paul D. Lapides, Clunet R. Lewis, Robert H. Naftaly, Ronald L. Piasecki, Ted J. Simon and Ms. Stephanie W. Bergeron are independent directors. The independent directors meet on a regular basis in executive sessions without management participation. In 2010, the executive sessions occurred after some of the regularly scheduled meetings of the entire Board and may occur at such other times as the independent directors deem appropriate or necessary.  The Board appoints a lead director on an annual basis to serve for a term of one year.  Clunet R. Lewis is currently serving as lead director.  The lead director calls and presides at the executive sessions of our independent directors, acts as a liaison between our management team and the Board and is responsible for identifying, analyzing and making recommendations to the Board with respect to certain strategic and extraordinary matters.

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

Consideration of Shareholder Nominated Directors

The NCG Committee’s current policy is to review and consider any director candidates who have been recommended by shareholders in compliance with the procedures established from time to time by the NCG Committee. All shareholder recommendations for director candidates must be submitted in writing to our Secretary at Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, MI 48034, who will forward all recommendations to the NCG Committee. All shareholder recommendations for director candidates for election at the 2012 annual meeting of shareholders must be submitted to our Secretary not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the 2011 annual meeting provided, however, that if the 2012 annual meeting is more than 30 days earlier or later than the first anniversary of the 2011 annual meeting, notice by the shareholder must be delivered not earlier than the 120th day and not later than the 90th day prior to the date of the 2012 annual meeting or, if the first public announcement of the date of the 2012 annual meeting is less than 100 days prior to the date of the 2011 annual meeting, the tenth day following the day on which public announcement of the date of the 2012 annual meeting is first made by us. All shareholder recommendations for director candidates must include the following information:

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

Board of Directors

The following list identifies each incumbent director and describes each person’s principal occupation for at least the past five years. Each of the directors has served continuously from the date of his or her election to the present time.

Name	Age	Office
Gary A. Shiffman	56	Chairman, Chief Executive Officer, President and Director
Stephanie W. Bergeron	57	Director
Paul D. Lapides	56	Director
Clunet R. Lewis	67	Director
Robert H. Naftaly	73	Director
Ronald L. Piasecki	71	Director
Ted J. Simon	80	Director
Arthur A. Weiss	62	Director

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

Clunet R. Lewis has been a director since December 1993. From 1995 until 2000, Mr. Lewis served in various positions with Eltrax Systems, Inc., a NASDAQ National Market System company, including Secretary, General Counsel, member of the Board of Directors and Chief Financial Officer. In these roles, Mr. Lewis was primarily responsible for the company’s legal affairs, its relationship with its auditors, and the interactions between the company and the SEC.  From 1989 until 1994, Mr. Lewis served as Secretary and General Counsel of Military Communications Center, Inc., a privately held company that provided retail telecommunications services to members of the United States Armed Services.  From 1990 through 1991, Mr. Lewis was Managing Director of MCC Communications, Inc., a privately held company that provided international telecommunications services to members of the United States Armed Services serving in the Persian Gulf area during the Gulf War.  Prior to 1993, Mr. Lewis was a shareholder of the law firm of JRH&W.  While actively engaged in the practice of law, Mr. Lewis focused on mergers and acquisitions, debt financings, issuances of equity and debt securities and corporate governance and control issues.

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

Ted J. Simon has been a director since December 1993. Since February 1999, Mr. Simon has been affiliated with Grand Sakwa Management LLC, a real estate development company located in Farmington Hills, Michigan. From 1981 until January 1999, Mr. Simon was the Vice President-Real Estate (Midwest Group) of The Great Atlantic & Pacific Tea Company, Inc. and Mr. Simon was a Vice President-Real Estate and a director of Borman’s Inc., a wholly owned subsidiary of The Great Atlantic & Pacific Tea Company, Inc. Also, until December 2010, Mr. Simon was also a director of Clarkston State Bank, a wholly-owned subsidiary of Clarkston Financial Corporation (OTC BB: CKSB.OB).  Mr. Simon has extensive executive-level experience in the real estate industry in general, including the management of large real estate and investment portfolios.  Mr. Simon has been involved in business activities related to residential and commercial real estate for the past 58 years.  Early in his career, Mr. Simon was involved with brokerage and management activities within the Detroit Metropolitan area.  Later, Mr. Simon served as a senior real estate officer of various public supermarket companies with stores located across the United States, and their affiliated development subsidiaries.

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

In addition to each director’s qualifications, experience and skills outlined in their biographical data above and the minimum Board qualifications set forth above, our NCG Committee looked for certain attributes in each director nominee and based on these attributes, and the mix of attributes of the other incumbent directors, determined that each director nominee should serve on our Board.  The NCG Committee does not require that each director nominee possess all of these attributes but rather that the Board is comprised of directors that, taken together, provide us with a variety and depth of knowledge, judgment and experience necessary to provide effective oversight and vision.  These attributes include: (a) significant leadership skills as a chief executive officer and/or relevant board member experience, (b) real estate industry experience, (c) transactional experience, especially within the real estate industry, (d) relevant experience in property operations, (e) financial expertise, and (f) legal or regulatory experience.  The following table lists the attributes of each director, as determined by the NCG Committee:

Director	CEO/Board Experience	Real Estate Industry	Transactional Experience	Property Operations	Financial Expertise	Legal / Regulatory
Gary A. Shiffman	X	X	X	X	X
Stephanie W. Bergeron	X		X		X
Paul D. Lapides	X	X	X	X	X	X
Clunet R. Lewis	X	X	X		X	X
Robert H. Naftaly	X		X		X
Ronald L. Piasecki	X	X	X	X	X	X
Ted J. Simon	X	X	X	X	X
Arthur A. Weiss	X	X	X		X	X

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

Name	Age	Office
Gary A. Shiffman	56	Chairman, Chief Executive Officer, and President
Karen J. Dearing	46	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
John B. McLaren	40	Executive Vice President and Chief Operating Officer
Jonathan M. Colman	55	Executive Vice President

Background information for Gary A. Shiffman is provided above. Background information for the other three current executive officers is set forth below.

Karen J. Dearing joined us in October 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground up developments and expansions. Ms. Dearing became our Corporate Controller in 2002, a Senior Vice President in 2006, and Executive Vice President and Chief Financial Officer in February 2008. She was responsible for the overall management of our information technology, accounting and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier specializing in critical automotive fasteners and five years experience as a certified public accountant with Deloitte & Touche.

John B. McLaren brings 15 years of manufactured housing industry experience, more than five of which were served in various roles with us. Prior to his appointment as Executive Vice President and Chief Operating Officer in February 2008, Mr. McLaren served, since August 2005, as Senior Vice President of Sun Home Services with overall responsibility for homes sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for Sun Home Services with responsibility for developing and leading our rental home program.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the SEC and the New York Stock Exchange. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that, during the year ended December 31, 2010, our directors, executive officers and beneficial owners of more than 10% of our Common Stock have complied with all filing requirements applicable to them, except Messrs. Robert H. Naftaly, Clunet R. Lewis, Paul D. Lapides, Ronald L. Piasecki, Ted J. Simon and Ms. Stephanie W. Bergeron each failed to timely file one report disclosing the stock option grant of 1,500 shares of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Committee Composition and Charter

The Compensation Committee assists the Board in fulfilling its responsibilities for determining the compensation offered to our executive officers. The Compensation Committee, among other functions:

•	consults with executive management in developing a compensation philosophy;

•
reviews and approves the goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers ensuring those goals are aligned with our short and long-term objectives;

•	reviews and approves salary, annual and long-term incentive compensation performance objectives and payments for the executive officers;

•	evaluates the performance of the executives in light of the goals and objectives of our executive compensation plans and establishes future compensation levels based upon this evaluation;

•	reviews and approves grants and awards to the executive officers and other participants under our equity based compensation plans, and;

•	reviews and approves any employment agreements and severance agreements to be made with any existing or prospective executive officer.

The Compensation Committee has the authority to retain and terminate independent, third-party compensation consultants and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.  The Compensation Committee has utilized the services of a compensation consultant in crafting its compensation policies for the compensation years included herein.  Each member of the Compensation Committee is independent under NYSE rules. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com.

In late 2010, the Compensation Committee engaged FPL Associates (“FPL”), a nationally recognized consulting firm specializing in the real estate industry, to: (1) assist the Compensation Committee with identifying a peer group; (2) assess the overall framework of our executive compensation program; (3) assess the compensation levels compared to the selected peer group; and (4) provide guidance and recommendations in establishing the overall compensation structure and individual compensation opportunities that were in place during 2010 and to be established in 2011. The compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer were reviewed and compared to a Public REIT Peer Group (the “Peer Group”) generally comparable to Sun in terms of asset class, size and/or geography. The Peer Group contained the following companies:

Associated Realty Corporation
Colonial Properties Trust
EastGroup Properties, Inc.
Equity LifeStyle Properties, Inc.
Glimcher Realty Trust
Home Properties, Inc.
Mid-America Apartment Communities, Inc.
Post Properties, Inc.
Ramco-Gershenson Properties Trust
UMH Properties, Inc.

The compensation data for each company was reviewed over a three-year period and compared to our compensation data for the same period.  Each compensation component and total compensation of our three officers generally ranked between the 25th percentile to median of the total compensation levels of the Peer Group. The Compensation Committee believed this to be an appropriate level of compensation, although the Compensation Committee does not set a specific target level of compensation for our officers in relation to peers. As part of the review, FPL and the Compensation Committee discussed long-term equity plans with multi-year performance components including the types of programs being utilized in the marketplace, an analysis of all the peer long-term incentive plans, and key considerations with regards to such a plan for us. The Compensation Committee is currently evaluating the possibility of adding a long-term equity plan with multi-year performance metrics as a component of our compensation program in future years.  FPL does not provide any other services to us.

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

Annual salary and incentive awards are intended to be competitive in the marketplace to attract and retain executives. Stock options and restricted stock awards are intended to provide longer-term motivation which has the effect of linking stock price performance to executive compensation. Restricted stock is also intended to provide post-retirement financial security in lieu of other forms of more costly supplemental retirement programs. We have not implemented any policies related to stock ownership guidelines for our executive management or for members of the Board.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes all decisions regarding the compensation of executive officers, including cash-based and equity-based incentive compensation programs. The Compensation Committee reviews the performance, and determines the annual incentive compensation, of the Chief Executive Officer. The Compensation Committee and the Chief Executive Officer annually review the performance metrics of the short and long-term performance plans and the performance of the other executive officers. The conclusions reached and recommendations based on the reviews of the other executive officers, including with respect to annual incentive and equity award amounts, are presented by the Chief Executive Officer to the Compensation Committee, which can exercise its discretion in modifying any recommended incentive or equity awards. From time to time, the Compensation Committee may request our Senior Vice President of Human Resources or Chief Financial Officer to collect publicly available information on compensation levels and programs for executives. In addition, our Chief Financial Officer analyzes implications of various executive compensation awards or plan designs.

Compensation Components and Processes

In order to implement our executive compensation philosophy, the Compensation Committee exercises its independent discretion in reviewing and approving the executive compensation program as a whole, as well as specific compensation levels for each executive officer. Final aggregate compensation determinations for each fiscal year are generally made after the end of the fiscal year, after financial statements for such year become available. At that time, the Compensation Committee determines annual incentive award, if any, for the past year’s performance, sets base salaries for those executive officers whose base salaries are not bound by employment agreements for the following fiscal year and makes awards of equity-based compensation, if any. Prior to the engagement of FPL in late 2010, the Compensation Committee did not formally benchmark executive compensation but did, on occasion, review salary and compensation information for companies with comparable market capitalization, number of employees and business sectors as published in the National Association of Real Estate Investment Trusts Compensation Survey (the “NAREIT Survey”) and various other compensation studies and surveys. The Compensation Committee used this information to gain a general understanding of current compensation practices and guidelines and did not tie its compensation decisions to any particular target or level of compensation noted in the NAREIT Survey or other surveys.  The Compensation Committee considers (a) internal equity among executive officers, (b) market data for the positions held by these executives, (c) each executive’s duties, responsibilities, and experience level, (d) each executive’s performance and contribution to our success, and (e) cost to us when determining levels of compensation.

The key components of executive officer compensation are base salary, annual incentive awards, and long-term equity incentive awards. Base salary is generally based on factors such as an individual officer’s level of responsibility, prior years’ compensation, comparison to compensation of other officers, and compensation provided at competitive companies and companies of similar size.

Annual incentive awards are cash bonuses that motivate the executive officers to maximize our annual operating and financial performance and reward participants based on annual performance. The Compensation Committee annually reviews the performance measures for determining award levels which include individual performance, our performance against budget and growth in FFO and NOI, in each case as measured against targets established by the Compensation Committee. A definition of FFO and NOI is included in the “Results of Operations” in Item 7.  The Compensation Committee, in its sole discretion, may make adjustments to the NAREIT definition of FFO in determining FFO performance targets and achievement. The specific performance measures of the 2010 annual incentive award plan are further enumerated below.

Long-term equity incentive awards are provided to the executive officers in order to increase their personal stake in our success and motivate them to enhance our long-term value while better aligning their interests with those of other shareholders. Equity awards are generally awarded in the form of restricted stock although stock options are utilized from time to time. The value of the restricted shares awarded is the price of a share of our stock as of the close of business on the grant date. On an annual basis the Compensation Committee reviews and approves the equity incentives to be issued to each of the executive officers for the prior year’s performance. There is no established target for long-term equity incentive awards for any of the executive officers either as a dollar value or percentage of their total compensation. Rather, the Compensation Committee reviews this component of each executive officer’s total compensation on an annual basis.

Equity incentive awards related to 2010 performance will be awarded in 2011, if any.  In 2010, no equity incentive awards were granted with respect to 2009 performance. Restricted stock awards generally begin to vest after three to four years from the date of grant and then vest over the following four to nine years. Our executive officers (as well as our employees that receive restricted stock awards) receive dividends on the restricted stock awards that have been granted to date, including restricted stock awards that have not vested.

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

Karen J. Dearing

On February 5, 2008 (the “Effective Date”), we entered into an employment agreement with Karen J. Dearing pursuant to which Ms. Dearing serves as our Executive Vice President, Treasurer, Chief Financial Officer and Secretary. Ms. Dearing’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2010. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Ms. Dearing is paid an annual base salary of $245,000 in the first year, $265,000 in the second year and $290,000 thereafter, subject to adjustments in accordance with the annual cost of living. In addition to her base salary and in accordance with the terms of her employment agreement, Ms. Dearing is eligible for annual incentive compensation of up to 50% of her base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of her base salary at the sole discretion of the Compensation Committee.  For 2009 and 2010, the Compensation Committee, in its discretion, elected to change Ms. Dearing’s annual incentive plan, to receive a bonus of up to 75% of her base salary, subject to the discretion of the Compensation Committee, if certain annual individual and Company performance criteria, as established by the Compensation Committee, are met and up to 25% of her base salary at the sole discretion of the Compensation Committee.  The change makes her plan consistent with Mr. Shiffman’s and provides for a higher percentage of her annual incentive award to be based on performance metrics.  The non-competition clauses of Ms. Dearing’s employment agreement preclude her from engaging, directly or indirectly, in the real estate and manufactured housing business or any ancillary business during the period she is employed by us and for a period of up to twenty four months following the period she is employed by us; provided, however, that if Ms. Dearing is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period she is employed by us.  Notwithstanding, Ms. Dearing’s employment agreement does allow her to make passive investments in publicly-traded entities engaged in our business during the period she is employed by us.

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

The initial term of the employment agreements of Ms. Dearing and Mr. McLaren expired on December 31, 2010.  The Compensation Committee has been negotiating the terms of their new employment agreements with these executives and expects that new agreements will be finalized in the first quarter of 2011 and that such agreements will include both cash and equity-based compensation.

2010 Compensation

The base salaries for the named executive officers for the year ended December 31, 2010, were paid in accordance with existing employment agreements or arrangements.

For 2010, the Compensation Committee established the following targets for the executive officers in relation to annual incentive awards. The achievement of such targets was used to determine a portion of the executive’s annual incentive award. As indicated in each executive’s employment agreement, the payment of any or all of the incentive compensation, whether or not set targets are achieved, is in the sole discretion of the Compensation Committee.  The structure of the bonus plans for Mr. Shiffman and Ms. Dearing are set forth in the tables below:

CEO Annual Incentive Plan		% of Salary
	Allocation of Base Salary	30% Met	60% Exceed	100% Excel	Maximum Discretionary Award (2)	Total Incentive Achieved
Item

Achievement of individual goals	$153,738	$46,121	$92,243	$153,738	$-	$153,738
Company achievement of FFO (1)	307,475	92,243	184,485	307,475	-	307,475
Compensation Committee Discretion (2)	153,737	-	-	-	153,737	-
Total	$614,950					$461,213

CFO Annual Incentive Plan		% of Salary
	Allocation of Base Salary	30% Met	60% Exceed	100% Excel	Maximum Discretionary Award (2)	Total Incentive Achieved
Item

Achievement of individual goals	$72,500	$21,750	$43,500	$72,500	$-	$72,500
Company achievement of FFO (1)	145,000	43,500	87,000	145,000	-	145,000
Compensation Committee Discretion (2)	72,500	-	-	-	72,500	-
Total	$290,000					$217,500

(1)	See Target Level Table below for acheivement ranges.
(2)	The Compensation Committee has the discretion to award the CEO and CFO a cash bonus in any amount up to a maximum of 25% of their base salary.

The individual goals for Mr. Shiffman were focused on strategic leadership of the organization, fostering communication within our various departments, development of internal processes to track, monitor and report on our various departments, and to provide strategic planning and guidance for opportunistic acquisition and/or expansions.  The individual goals for Ms. Dearing were focused on development, evaluation and implementation of strategies associated with our capital requirements and structure including debt and equity transactions and effectively leading our accounting, tax and information technology departments.  The Compensation Committee determined that for fiscal year 2010 both Mr. Shiffman and Ms. Dearing “excelled” in the achievement of their individual goals and as such, achieved annual incentive awards of $153,737 and $72,500, respectively, for the achievement of this target.

The following tables provide a summary of the various target levels that we established compared to the actual results to evaluate the achievement of certain executive goals:

Target Ranges
Achievement Level	FFO	NOI	Revenue Producing Sites (“RPS”)
Met	$2.957 < FFO < $2.985	> $143,087,367	> 311
Exceed	$2.986 < FFO < $3.014	> $143,082,804	> 361
Excel	$3.015 < FFO	> $144,518,241	> 411

	Company Results
	Revised FFO(1)	NOI	Revenue Producing Sites (“RPS”)
Result	$3.069	$146,107,997	563
Achievement Level	Excel	Excel	Excel

(1)	The reconciliation for Revised FFO as deemed by the Compensation Committee is below.

We incurred certain charges during the year ended December 31, 2010 that the Compensation Committee believed were unrelated to our executive officers’ execution of our core operations.  These charges included losses from an equity affiliate, additional interest expense resulting from a change in the facility fee related to the FNMA/ARCS lending agreement, and the reversal of a tax reserve related to changes in Michigan tax law.  The Compensation Committee deemed these items as unusual or non-recurring and made adjustments to our reported FFO for purposes of determining the achievement of the FFO growth targets associated with awarding executive annual incentive compensation.  The following table provides information regarding the charges that were excluded from the Compensation Committee’s calculation of Revised FFO:

Year Ended December 31, 2010
Funds from operations (FFO)	$62,733
Equity affiliate adjustment (1)	1,646
FNMA/ARCS facility fee	2,164
Reversed Michigan Single Business tax provision	(740)
Revised FFO as deemed by the Compensation Committee	$65,803

Diluted weighted average Common Shares/OP Units outstanding:	21,444

Revised FFO per diluted weighted average Common Share/OP Unit as deemed by the Compensation Committee	$3.069

(1)	This amount represents our equity loss from affiliates, the cash dividend of $0.5 million received from Origen remains in the Revised FFO.

We achieved FFO/share of $3.069 as adjusted by the Compensation Committee and as such; Mr. Shiffman and Ms. Dearing achieved annual incentive awards of $307,475 and $145,000, respectively, for the achievement of this target
.

The structure of the annual incentive plan for John B. McLaren is set forth in the table below:

COO Annual Incentive Plan		% of Salary
	Allocation of Base Salary	30% Minimum	60% Target	100% Maximum	Maximum Discretionary Award (2)	Total Incentive Achieved
Item

Achievement of Revenue Producing Sites (“RPS”) (1)	$41,640	$12,492	$24,984	$41,640	$-	$41,640
Company achievement of NOI (1)	97,160	29,148	58,296	97,160	-	97,160
Compensation Committee Discretion (2)	138,800	-	-	-	138,800	-
Total	$277,600					$138,800

(1)	See Target Level Table below for acheivement ranges.
(2)	The Compensation Committee has the discretion to award the COO a cash bonus in any amount up to a maximum of 25% of his base salary.

Combined net operating income for this purpose may not be the same as net operating income as disclosed in the accompanying financial statements as certain items that are not under Mr. McLaren’s control or that are recorded solely for GAAP financial purposes are excluded from the computation of combined net operating income.  For purposes of this calculation, we achieved combined net operating income of $146,107,997 and Mr. McLaren achieved an annual incentive award of $97,160 related to this target.

We achieved a gain in RPS of 563 sites and Mr. McLaren achieved an annual incentive award of $41,640 related to the achievement of this target.

Although the named executive officers achieved the above noted annual incentive awards, the awards will not be paid. We had a tremendous operational year achieving target to actual net operating income results, occupancy growth and sales figures significantly in excess of anticipated targets. Such outstanding performance triggered large incentive awards to staff and mid-level management. In an effort to balance rewarding our employees for their significant achievements with retaining the financial contribution of such performance results for our shareholders, our executive officers and seven other senior level managers, with the consent of the Compensation Committee, elected to forgo their eligible annual incentive award payments and instead, share in an annual incentive award pool of $250,000. Messrs. Shiffman and McLaren and Ms. Dearing, with the consent of the Compensation Committee, elected to award all of the $250,000 award pool to individuals other than themselves.

The Compensation Committee elected to award Mr. Shiffman a cash incentive of $135,000, a portion of  his total incentive achieved of $461,213, in light of our strong performance in 2010.  Along with reviewing metrics for FFO, NOI, revenue producing sites and total home sales, which were all achieved in excess of budgeted targets, the Compensation Committee also looked at our 2010 total shareholder return, which was approximately 85 percent and our three-year compounded, annualized, total shareholder return of 35 percent.

For Jonathan M. Colman:

Mr. Colman’s annual incentive award is determined in the sole discretion of the CEO and recommended to the Compensation Committee after review of his overall responsibilities, his individual performance during the year, the annual incentives of the other executive officers and his overall compensation. For the fiscal year 2010, the CEO recommended and the Compensation Committee approved an annual incentive award of $15,000 which was allocated to Mr. Colman from the $250,000 annual incentive award pool discussed above.

Tax and Accounting Implications

Deductibility of Executive Compensation.

Section 162(m) of the Code limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers. However, compensation that is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by our stockholders is not subject to section 162(m). We have such a plan and may utilize it to mitigate the potential impact of section 162(m). We did not pay any compensation during 2010 that would be subject to section 162(m). We believe that, because we qualify as a REIT under the Code and therefore are not subject to federal income taxes on its income to the extent distributed, the payment of compensation that does not satisfy the requirements of section 162(m) will not generally affect our net income. However, to the extent that compensation does not qualify for deduction under section 162(m) or under short term incentive plans approved by shareholders to, among other things, mitigate the effects of section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that section 162(m) will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder. For these reasons, the Compensation Committee’s compensation policy and practices are not directly governed by section 162(m).

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

Risks Arising from Compensation Policies and Practices

Our senior management has assessed the enterprise-wide risks facing us and processes and procedures to mitigate such risks.  In connection with such enterprise risk management process, our compensation programs were assessed, including program features that could potentially encourage excessive or imprudent risk taking and the specific aspects of our compensation policies and procedures which mitigate some of the material risks that might otherwise arise from such policies and procedures.  Following this review, our management, Compensation Committee and full Board of Directors affirmatively determined that there were no risks arising from the compensation policies and practices that are reasonably likely to have a material adverse effect on us.

Director Compensation Tables
Directors who are also employees receive no additional compensation for their services as directors. During 2010, we paid directors that are not our employees the following annual fees:

	Chairman	Member
Annual Retainer	$-	$60,000
Audit Committee	$32,500	$30,000
Compensation Committee	$10,000	$5,000
NCG Committee	$10,000	$5,000
Executive Committee	$5,000	$-

Although Arthur A. Weiss earned director’s fees of $60,000 for services during the fiscal year ended December 31, 2010, he declined such fees (See “Certain Relationships and Related Transactions, and Director Independence-Legal Counsel”).

The following tables provide compensation information for each member of the Board for the year ended on December 31, 2010.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Stephanie W. Bergeron	$90,000	$10,400	$100,400
Paul D. Lapides	$65,000	$10,400	$75,400
Clunet R. Lewis	$102,500	$10,400	$112,900
Robert H. Naftaly	$100,000	$10,400	$110,400
Ronald L. Piasecki	$65,000	$10,400	$75,400
Ted J. Simon	$75,000	$10,400	$85,400
Arthur A. Weiss	$-	$10,400	$10,400

(1)
This column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). For additional information on the valuation assumptions with respect to these grants, refer to Note 9 of our  financial statements for the year ended December 31, 2010 included in this Form 10-K.

Name	July 2010 Option Award 1,500 each (1)	Aggregate number of options outstanding at December 31, 2010
Stephanie W. Bergeron	$10,400	3,000
Paul D. Lapides	$10,400	10,500
Clunet R. Lewis	$10,400	8,000
Robert H. Naftaly	$10,400	3,000
Ronald L Piasecki	$10,400	8,250
Ted J. Simon	$10,400	10,500
Arthur A. Weiss	$10,400	10,500

(1)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 9 of our financial statements for the year ended December 31, 2010 included in this Form 10-K.

Summary Compensation Table

The following table includes information concerning compensation for our named executive officers for the fiscal year ended December 31, 2010.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)	Total
Gary A. Shiffman, Chairman,	2010	$615,012	$135,000	$-	$47,370	$797,382
Chief Executive Officer, and	2009	$621,779	$340,000	$897,000	$47,926	$1,906,705
President	2008	$598,150	$239,260	$-	$83,594	$921,004

Karen J. Dearing, Executive Vice	2010	$290,096	$-	$-	$5,594	$295,690
President, Treasurer, Chief	2009	$275,192	$172,000	$149,500	$6,022	$602,714
Financial Officer and Secretary	2008	$236,892	$85,750	$198,100	$2,594	$523,336

John B. McLaren, Executive Vice	2010	$277,628	$-	$-	$4,397	$282,025
President and Chief Operating	2009	$280,696	$147,500	$149,500	$5,385	$583,081
Officer	2008	$254,287	$78,175	$198,100	$2,594	$533,156

Jonathan M. Colman, Executive	2010	$186,864	$15,000	$-	$2,777	$204,641
Vice President	2009	$190,194	$47,000	$-	$2,314	$239,508
	2008	$179,550	$44,888	$-	$2,241	$226,679

(1	The base salary amounts for 2009 include payments for 27 bi-weekly pay periods. The base salary amounts for 2010 and 2008 include payments for 26 bi-weekly pay periods.

(2)
See “2010 Compensation” on page 53 for additional information regarding annual incentive payments awarded in 2010.  Although the annual incentive payments were earned for 2010, 2009 and 2008 such payments were not made until March 2011, 2010 and 2009, respectively.

(3)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 8 of our financial statements for the year ended December 31, 2010 included in this Form 10-K.

(4)
Includes matching contributions to our 401(k) Plan of $4,775, $3,805, $2,489 and $4,900 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing respectively; for the fiscal year ended December 31, 2010.  Includes matching contributions to our 401(k) Plan of $4,158, $4,853, $2,062 and $4,900 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing respectively; for the fiscal year ended December 31, 2009. Includes matching contributions to our 401(k) Plan of $2,300 for each of Messrs. Shiffman and McLaren, and Ms. Dearing; and $1,947 for Mr. Colman for the fiscal year ended December 31, 2008. Also includes premiums for life insurance and accidental death and disability insurance in the amount of $288 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the fiscal year ended December 31, 2010; $252 for each of Messrs. Shiffman, McLaren and Colman and Ms. Dearing for the fiscal year ended December 31, 2009; and $294 for each of Messrs. Shiffman and Colman for the fiscal year ended December 31, 2008.  Includes perquisites for sporting events valued in the amounts of $3,307, $304, and $406 for each of Messrs. Shiffman, McLaren, and Ms. Dearing respectively.

(5)	Includes $39,000 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors.

(6)	Includes $36,667 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors.

(7)	Includes $81,000 paid to Mr. Shiffman by Origen Financial, Inc. for service on its board of directors.

Grants of Plan Based Awards

No equity awards were granted to named officers during 2010.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the value of all unexercised options and restricted share awards previously granted our named executive officers:

Outstanding Equity Awards at Fiscal Year-End as of December31, 2010

	Option Awards (1)					Share Awards (2)
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested (3)		Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units, or Other Rights that have not Vested ($)
Gary A. Shiffman	25,000	-	-	$27.03	04/12/11	1,415	$47,134	(4)	-	-
	-	-	-	-		14,585	$485,826	(5)	-	-
	-	-	-	-		2,000	$66,620	(6)	-	-
	-	-	-	-		60,000	$1,998,600	(11)	-	-

Karen J. Dearing	-	-	-	-		700	$23,317	(7)	-	-
	-	-	-	-		5,000	$166,550	(9)	-	-
	-	-	-	-		10,000	$333,100	(10)	-	-
	-	-	-	-		10,000	$333,100	(11)	-	-

John B. McLaren	-	-	-	-		10,000	$333,100	(10)	-	-
	-	-	-	-		10,000	$333,100	(11)	-	-

Jonathan M. Colman	-	-	-	-		517	$17,221	(4)	-	-
	-	-	-	-		1,000	$33,310	(8)	-	-

(1)	These options were granted at 85% of the closing price of our Common Stock on NYSE on the date of grant.

(2)	All share awards begin to vest after either the third or fourth anniversary of the date of grant.

(3)	Value based on $33.31, the closing price of our Common Stock on NYSE on December 31, 2010.

(4)	Shares will vest on March 30, 2011.

(5)	11,083 of the shares will vest on July 15, 2011 and the remaining 3,502 shares will vest on July 15, 2014.

(6)	1,000 of the shares vest on May 10, 2011 and May 10, 2014.

(7)	350 of the shares vest on May 10, 2011 and May 10, 2014.

(8)	500 of the shares vest on May 10, 2011 and May 10, 2014.

(9)
Shares of phantom stock that vest in two equal installments on May 12, 2011 and on May 12, 2012. On each vesting date, Ms. Dearing receives a cash payment equal to the total number of shares vested multiplied by the ten day average trading price of our common stock on NYSE.

(10)
Thirty-five percent of the shares vest on February 5, 2012 and February 5, 2013, twenty percent of the shares vest on February 5, 2014 and the remaining ten percent will vest in two equal installments on February 5, 2015 and February 5, 2018.

(11)	One third of the shares vests on each of July 29, 2013, July 30, 2014 and July 31, 2015.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning shares held by our named executive officers that vested during the fiscal year ended on December 31, 2010:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Gary A. Shiffman	-	-	9,000	$163,350	(1)
	-	-	11,083	$305,281	(1)
	-	-	4,000	$118,940	(1)

Karen J. Dearing	-	-	1,400	$41,629	(1)
	-	-	2,500	$73,253	(2)

John B. McLaren	-	-	-	$-

Jonathan M. Colman	-	-	1,800	$32,670	(1)
	-	-	2,000	$59,470	(1)

(1)	Value based on the average of the high and low of the share price on the vesting date, or the next business day if the vesting date was on a weekend.
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

The following tables describe the potential payments upon termination without cause, a termination due to death or disability or after a change of control (and associated termination of the executives) for the following named executive officers:

Termination Without Cause

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits	Total
Gary A. Shiffman	$922,425	$2,598,180	$-	$3,520,605
Karen J. Dearing	$290,000	$856,067	$-	$1,146,067
John B. McLaren	$277,600	$666,200	$-	$943,800
Jonathan M. Colman	$-	$-	$-	$-

Termination Due to Death or Disability

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits	Total
Gary A. Shiffman	$1,229,900	$2,598,180	$-	$3,828,080
Karen J. Dearing	$580,000	$856,067	$-	$1,436,067
John B. McLaren	$277,600	$666,200	$-	$943,800
Jonathan M. Colman	$-	$50,531	$-	$50,531

Change of Control

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,844,850	$2,598,180	$10,080	$4,453,110
Karen J. Dearing	$870,000	$856,067	$288	$1,726,355
John B. McLaren	$832,800	$666,200	$10,080	$1,509,080
Jonathan M. Colman	$-	$50,531	$-	$50,531

(1)
Assumes a termination on December 31, 2010 and payments based on base salary (without taking into account any accrued incentive based compensation) as of December 31, 2010 for each executive for the periods specified above.

(2)	Calculated based on a termination as of December 31, 2010 and the fair market value of our common stock on NYSE as of December 31, 2010.

(3)	Reflects continuation of health benefits, life insurance and accidental death and disability insurance for the periods specified above.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Respectfully submitted,
Members of the Compensation Committee:
Robert H. Naftaly
Clunet R. Lewis
Paul D. Lapides

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to us, as of February 14, 2011, the shareholdings of: (a) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (b) each of our directors; (c) each named executive officer listed in the Summary Compensation Table; and (d) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	1,804,202	(2)	8.48%
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	25,059		*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	29,556		*
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	20,414		*
Ted J. Simon 27777 Franklin Road Suite 200 Southfield, Michigan 48034	17,241	(3)	*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	12,900	(4)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	58,150	(5)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	165,422	(6)	*
Arthur A. Weiss 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	629,869	(7)	3.00%
Robert H. Naftaly 27777 Franklin Road Suite 200 Southfield, Michigan 48034	10,000	(8)	*

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	9,000	(9)	*
FMR LLC (10) 82 Devonshire Street Boston, MA 02109	1,385,966		6.65%
The Vanguard Group, Inc. (11) 100 Vanguard Blvd. Malvern, PA 19355	2,075,408		9.96%
BlackRock, Inc. (12) 40 East 52nd Street New York, NY 10022	1,349,651		6.48%
All executive officers and directors as a group (11 persons)(13)	2,781,813		12.83%

* Less than one percent (1%) of the outstanding shares.

(1)
In accordance with SEC regulations, the percentage calculations are based on 20,830,466 shares of Common Stock issued and outstanding as of February 14, 2011 plus shares of Common Stock which may be acquired pursuant to options exercisable, common limited partnership interests (“Common OP Units”) and preferred limited partnership interests (“Preferred OP Units”) of Sun Communities Operating Limited Partnership that are convertible into Common Stock, within sixty days of February 14, 2011, by each individual or group listed.

(2)
Includes: (a) 409,428 Common OP Units convertible into shares of Common Stock; (b) 25,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011; (c) 890,933 shares of Common Stock and 453,841 Common OP Units owned by certain limited liability companies of which Mr. Shiffman is a member and a manager; and (d) a beneficial interest only in 25,000 Common OP Units.

(3)	Includes 10,500 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

(4)	Includes 10,500 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

(5)
Includes 20,000 Common OP Units convertible into shares of Common Stock. Also includes 8,000 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

(6)
Includes: (a) 17,437 Common OP Units convertible into shares of Common Stock and 139,735 Preferred OP Units convertible into Common OP Units (which are convertible into shares of Common Stock); (b) 8,250 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

(7)
Includes 6,938 Common OP Units convertible into shares of Common Stock and 10,500 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011. Also, includes: (a) 453,841 shares of Common Stock and 141,794 Common OP Units owned by certain limited liability companies of which Mr. Weiss is a manager; (b) 6,796 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust for which Mr. Weiss is a Co-Trustee; and (c) a beneficial interest only in 10,000 Common OP Units.  Mr. Weiss does not have a pecuniary interest in any of the 1997 Shiffman Charitable Remainder Unitrust or the limited liability companies described above and, accordingly, Mr. Weiss disclaims beneficial ownership of the 453,841 shares of Common Stock and the 141,794 Common OP Units held by the limited liability companies described above and the 6,796 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust.

(8)	Includes 3,000 Shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

(9)	Includes 3,000 Shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

(10)
According to the Schedule 13G filed with the SEC as of February 14, 2011, FMR, LLC, in its capacity as a parent holding company or control person in accordance with C.F.R. 240.13d-1(b)(1)(ii)(G), beneficially owns 1,385,966 shares of Common Stock.

(11)	According to the Schedule 13G filed with the SEC as of December 31, 2010, The Vanguard Group, Inc., in its capacity as investment advisor, beneficially owns 2,075,408 shares of Common Stock.

(12)
According to the Schedule 13G filed with the SEC for calendar year 2010, BlackRock, Inc., in its capacity as a parent holding company or control person in accordance with C.F.R. 240.13d-1(b)(1)(ii)(G), beneficially owns 1,349,651 shares of Common Stock of the Company.

(13)
Includes (a) 630,597 Common OP Units convertible into shares of Common Stock and 139,735 Preferred OP Units convertible into Common OP Units (which are convertible into Common Stock); and (b) 78,750 shares of Common Stock which may be acquired pursuant to options exercisable within sixty days of February 14, 2011.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Equity Affiliates

We have entered into the following transactions with Origen Financial Services, LLC (the “LLC”):

•
Investment in LLC.  We entered into an agreement with four unrelated companies (“Members”) and contributed cash of approximately $0.6 million towards the formation of a limited liability company.  The LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members.  We account for our investment in the LLC using the equity method of accounting.  As of December 31, 2010, we had an ownership interest in the LLC of 25 percent, and the carrying value of our investment was zero.

•
Loan Origination, Sale and Purchase Agreement. The LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid the LLC a fee of approximately $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2010.  We purchased, at par, $4.8 million of these loans during the year ended December 31, 2010.

We have entered into the following transactions with Origen:

•
Capital Investment in Origen: In the 2003 recapitalization of Origen, we purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for approximately $10.3 million.    As of December 31, 2010 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.

•	Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer is a board member of Origen.

Lease of Principal Executive Offices

Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. As of August 2008, our lease agreement is to lease approximately 36,700 rentable square feet.  The term of the lease is until August 31, 2015, with an option to renew for an additional five years. The annual base rent under the current lease is $18.81 per square foot (gross) and will remain this amount through August 31, 2015. Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as one of our officers and/or directors and their ownership interest in American Center LLC.

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

On July 15, 2002, the due date of the Shiffman Notes was extended such that one-third of the then outstanding principal balance became due on each of December 31, 2008, and December 31, 2009 and the balance of the Shiffman Notes became due on December 31, 2010.

The largest aggregate indebtedness outstanding under the Shiffman Notes since January 1, 2010 was approximately $5.0 million. As of December 31, 2010, the Shiffman Notes balance was paid in full.

Legal Counsel

During 2010, JRH&W acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $0.8 million in 2010 in connection with services rendered by JRH&W.

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

Policies and Procedures for Approval of Related Party Transactions

None of our executive officers or directors (or any family member or affiliate of such executive officer or director) may enter into any transaction or arrangement with us that reasonably could be expected to give rise to a conflict of interest without the prior approval of the NCG Committee. Any such transaction or arrangement must be promptly reported to the NCG Committee or the full Board. Any such disclosure provided by an executive officer or director is reviewed by the NCG Committee and approved or disapproved. In determining whether to approve such a transaction or arrangement, the NCG Committee takes into account, among other factors, whether the transaction was on terms no less favorable to us than terms generally available to third parties and the extent of the executive officer’s or director’s involvement in such transaction or arrangement.

The current policy was adopted and approved in 2004. All related party transactions disclosed above were approved by either the NCG Committee or the full Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered by Grant Thornton, LLP, our independent auditors, for the fiscal years ended December 31, 2010 and 2009 were as follows:

Category	FYE 12/31/10	FYE 12/31/09
Audit Fees: For professional services rendered for the audit of the Company’s financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$416,280	$429,120
Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards and potential transactions and other SEC related matters	$7,020	$84,250
Tax Fees	$-	$-
All Other Fees	$-	$-

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

SUN COMMUNITIES, INC. (Registrant)

Date: February 24, 2011	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	February 24,2011
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	February 24, 2011
Karen J. Dearing
/s/	Paul D. Lapides	Director	February 24, 2011
Paul D. Lapides
/s/	Ted J. Simon	Director	February 24, 2011
Ted J. Simon
/s/	Clunet R. Lewis	Director	February 24, 2011
Clunet R. Lewis
/s/	Ronald L. Piasecki	Director	February 24, 2011
Ronald L. Piasecki
/s/	Arthur A. Weiss	Director	February 24, 2011
Arthur A. Weiss
/s/	Robert H. Naftaly	Director	February 24, 2011
Robert H. Naftaly
/s/	Stephanie W. Bergeron	Director	February 24, 2011
Stephanie W. Bergeron

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
1.1	Sales Agreement dated August 27, 2009, executed by and between Sun Communities, Inc. and BRINSON PATRICK SECURITIES CORPORATION	(33)
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	First Amended and Restated Bylaws	(30)
3.3	Articles Supplementary, dated October 16, 2006	(16)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(24)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(8)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(24)
4.4	Sun Communities, Inc. Equity Incentive Plan	(31)
4.5	Form of Senior Indenture	(34)
4.6	Form of Subordinated Indenture	(34)
10.1	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(4)
10.1	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership with respect to 80,000 shares of Common Stock	(5)
10.11	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(14)
10.12	Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated as of January 1, 2005#	(14)
10.13	Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc., dated as of January 1, 2005#	(14)
10.14	First Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated December 30, 2007 #	(21)
10.15	Second Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated March 17, 2008#	(23)
10.16	Retirement from Employment and Release, dated July 10, 2008 by and among Sun Communities, Inc. and Brian W. Fannon#	(27)
10.17	Employment Agreement by and between John B. McLaren and Sun Communities, Inc. dated February 5, 2008#	(22)
10.18	Employment Agreement by and between Karen J. Dearing and Sun Communities, Inc. dated February 5, 2008#	(22)
10.19	Long Term Incentive Plan	(5)
10.2	Sun Communities, Inc. 1998 Stock Purchase Plan#	(6)
10.2	Second Amended and Restated 1993 Stock Option Plan	(7)
10.21	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(8)
10.22	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.23	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.24	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.25	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(15)
10.26	Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#	(15)
10.27	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#	(15)
10.28	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(21)
10.29	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(23)
10.3	Amended and Restated 1993 Non-Employee Director Stock Option Plan	(2)
10.3	Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#	(15)
10.31	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(15)
10.32	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen #	(21)
10.33	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(23)
10.34	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(22)
10.35	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(22)
10.36	Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and BANK OF AMERICA, N.A.., as Lender	(12)
10.37	Schedule identifying substantially identical agreements to Exhibit 10.33	(12)

Exhibit Number	Description	Method of Filing
10.38	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(12)
10.39	Schedule identifying substantially identical agreements to Exhibit 10.35	(12)
10.4	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.4	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and BANK OF AMERICA, N.A., as Lender	(12)
10.41	Schedule identifying substantially identical agreements to Exhibit 10.37	(12)
10.42	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(12)
10.43	Schedule identifying substantially identical agreements to Exhibit 10.39	(12)
10.44	Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and ARCS COMMERICAL MORTGAGE CO., L.P., as Lender	(12)
10.45	Appendix I (definitions) to Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and ARCS COMMERICAL MORTGAGE CO., L.P., as Lender	(12)
10.46	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS COMMERCIAL MORTGAGE CO., L.P., in the original principal amount of $77,362,500	(12)
10.47	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS COMMERICAL MORTGAGE CO., L.P., in the original principal amount of $100,000,000	(12)
10.48	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS COMMERCIAL MORTGAGE CO., L.P., in the original principal amount of $60,275,000	(12)
10.49	Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS COMMERCIAL MORTGAGE CO., L.P., in the original principal amount of $152,362,500	(12)
10.5	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.5	Credit Agreement, dated September 30, 2004, among the Company, the Operating Partnership, STANDARD FEDERAL BANK NATIONAL ASSOCIATES, LASALLE BANK NATIONAL ASSOCIATION and other lenders	(13)
10.51	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.52	First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.53	First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.54	Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.55	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.56	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and AMERICAN CENTER LLC as Landlord	(11)
10.58	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS COMMERCIAL MORTGAGE CO., L.P., in the original principal amount of $18,300,000	(17)
10.59	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS COMMERCIAL MORTGAGE CO., L.P., in the original principal amount of $12,950,000	(17)
10.6	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS COMMERCIAL MORTGAGE CO., L.P.	(17)
10.6	2004 Non-Employee Director Stock Option Plan#	(20)
10.61	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS COMMERCIAL MORTGAGE CO., L.P.	(17)
10.62	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS COMMERCIAL MORTGAGE CO., L.P., in the original principal amount of $16,850,000	(18)

Exhibit Number	Description	Method of Filing
10.63	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS COMMERCIAL MORTGAGE CO., L.P.	(18)
10.64	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of LEHMAN BROTHERS BANK, FSB in the original principal amount of $54,000,000	(18)
10.65	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of LEHMAN BROTHERS BANK, FSB	(18)
10.66	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of LEHMAN BROTHERS BANK, FSB in the original principal amount of $17,500,000	(18)
10.67	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of LEHMAN BROTHERS BANK, FSB	(18)
10.68	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of LEHMAN BROTHERS BANK, FSB in the original principal amount of $20,000,000	(18)
10.69	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of LEHMAN BROTHERS BANK, FSB	(18)
10.7	Form of Restricted Stock Award Agreement#	(15)
10.7	First Amendment to Amended and Restated Master Credit Facility Agreement dated May 31, 2007 by and among (i) Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, and (ii) ARCS COMMERCIAL MORTGAGE CO., L.P.	(19)
10.71	Fourth Amendment to Credit Agreement dated June 1, 2007 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., LASALLE BANK MIDWEST NATIONAL ASSOCIATION, the HUNTINGTON NATIONAL BANK, KEYBANK NATIONAL ASSOCIATION, NATIONAL CITY BANK OF THE MIDWEST and SOVEREIGN BANK	(19)
10.72	Loan Agreement, dated as of June 20, 2008, by and among Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, and LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.73	Open-End Mortgage, dated as of June 20, 2008, executed by Apple Orchard, L.L.C., to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.74	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Lakeview LLC to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.75	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Tampa East, LLC to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.76	Promissory Note, dated June 20, 2008, in the principal amount of Twenty Seven Million and 00/100 Dollars ($27,000,000.00), by Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, in favor of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.77	Continuing Unconditional Guaranty, dated as of June 20, 2008, executed by Sun Communities Operating Limited Partnership to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.78	Form and Example of: Environmental Indemnity Agreement, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. and Sun Communities Operating Limited Partnership to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.79	Form and Example of: Assignment of Leases and Rents, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. to and for the benefit of LASALLE BANK MIDWEST NATIONAL ASSOCIATION	(25)
10.8	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 94,570 shares of Common Stock	(3)
10.8	Agreement for Purchase and Sale, dated as of July 1, 2008, by and between Sun Communities, Inc., Sun Communities Operating Limited Partnership, and 21st MORTGAGE CORPORATION	(26)
10.81	Inventory Security Agreement and Power of Attorney dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st MORTGAGE CORPORATION	(28)
10.82	Terms Schedule dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st MORTGAGE CORPORATION	(28)
10.83	Guaranty, dated as of March 6, 2009, executed by Sun Communities, Inc. to and for the benefit of 21st MORTGAGE CORPORATION	(28)
10.84	Letter Agreement dated April 20, 2009, by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)

Exhibit Number	Description	Method of Filing
10.85	Second Amendment to Amended and Restated Master Credit Facility dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.86	Interest Rate Cap Security, Pledge and Assignment Agreement dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.87	Promissory Note dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and BANK OF AMERICA, N.A.	(32)
10.88	Guaranty Agreement dated June 29, 2009, by and among Sun Communities Operating Limited Partnership on behalf of Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, in favor of BANK OF AMERICA, N.A.	(32)
10.89	Term Loan Agreement dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and BANK OF AMERICA, N.A.	(32)
10.9	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 305,430 shares of Common Stock	(3)
10.91	Convertible Secured Revolving Credit Line Agreement dated May 10, 2010 by and among Sun Home Services, Inc., Sun Communities, Inc., and 21st CENTURY MORTGAGE CORPORATION	(35)
10.92	Common Stock Purchase Agreement dated August 6, 2010 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership and REIT OPPORTUNITY LTD.	(36)
21.1	List of Subsidiaries of Sun Communities, Inc.	(37)
23.1	Consent of Grant Thornton LLP	(37)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(37)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(37)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(37)

(1)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972

(3)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-K for the quarter ended September 30, 1995

(4)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(5)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997

(6)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998

(7)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(8)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 14, 1999

(9)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(10)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(11)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended

(12)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(14)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(15	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 19, 2006

(17)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(18)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(19)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

(20)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(21)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 4, 2008

(22)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 7, 2008

(23)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 19, 2008

(24)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated June 3, 2008

(25	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(26)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 7, 2008

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 15, 2008

(29)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 12, 2009

(30)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 30, 2009

(32)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 22, 2009

(33)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(34)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 27, 2009

(35)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 333-158623

(36)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 11, 2010

(37)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 6, 2010

(38)	Filed herewith

#	Management contract or compensatory plan or arrangement.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2010, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited Sun Communities, Inc. (a Maryland Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sun Communities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Sun Communities, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sun Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010, and the related financial statement schedule, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 24, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits of the basic financial statements included the financial statement schedule listed in the accompanying index.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sun Communities Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011, expressed an unqualified opinion.

/s/  GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 24, 2011

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)

	As of December 31,
	2010	2009
ASSETS
Investment property, net	$1,032,326	$1,064,305
Cash and cash equivalents	8,420	4,496
Inventory of manufactured homes	2,309	3,934
Investment in affiliates	-	1,646
Notes and other receivables	88,807	74,030
Other assets	30,829	32,954
TOTAL ASSETS	$1,162,691	$1,181,365

LIABILITIES
Debt	$1,163,612	$1,159,442
Lines of credit	94,527	94,465
Other liabilities	36,936	38,766
TOTAL LIABILITIES	1,295,075	1,292,673

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (December 31, 2010 and 2009, 21,716 and 20,635 shares issued respectively)	217	206
Additional paid-in capital	495,331	463,811
Officer's notes	-	(5,028)
Accumulated other comprehensive loss	(2,226)	(1,858)
Distributions in excess of accumulated earnings	(549,625)	(498,370)
Treasury stock, at cost (December 31, 2010 and 2009, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(119,903)	(104,839)
Noncontrolling interests	(12,481)	(6,469)
TOTAL STOCKHOLDERS’ DEFICIT	(132,384)	(111,308)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,162,691	$1,181,365

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2010	2009	2008
REVENUES
Income from real property	$204,498	$198,844	$195,450
Revenue from home sales	31,945	32,721	31,477
Rental home revenue	20,480	20,463	20,533
Ancillary revenues, net	505	387	455
Interest	8,053	6,005	3,902
Other income (loss), net	(2,341)	(1,811)	2,474
Total revenues	263,140	256,609	254,291

COSTS AND EXPENSES
Property operating and maintenance	52,994	51,176	49,246
Real estate taxes	16,282	16,537	15,982
Cost of home sales	24,030	23,483	24,286
Rental home operating and maintenance	15,414	16,291	15,673
General and administrative - real property	17,182	17,670	16,363
General and administrative - home sales and rentals	7,628	7,429	6,734
Georgia flood damage	-	800	-
Depreciation and amortization	66,038	65,011	64,427
Asset impairment charge	-	-	9,087
Interest	62,136	59,432	60,775
Interest on mandatorily redeemable debt	3,291	3,347	3,382
Total expenses	264,995	261,176	265,955

Loss before income taxes and equity loss from affiliates	(1,855)	(4,567)	(11,664)
Provision for state income taxes	(512)	(413)	(336)
Equity loss from affiliates	(1,146)	(2,176)	(16,498)
Loss from continuing operations	(3,513)	(7,156)	(28,498)
Loss from discontinued operations	-	(227)	(5,111)
Net loss	(3,513)	(7,383)	(33,609)
Less: amounts attributable to noncontrolling interests	(630)	(1,081)	839
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,883)	$(6,302)	$(34,448)

Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(2,883)	$(6,099)	$(29,209)
Loss from discontinued operations, net of state income taxes	-	(203)	(5,239)
Net loss attributable to Sun Communities, Inc. common stockholders	$(2,883)	$(6,302)	$(34,448)

Weighted average common shares outstanding:
Basic	19,168	18,484	18,176
Diluted	19,168	18,484	18,176

Basic and diluted loss per share:
Continuing operations	$(0.15)	$(0.33)	$(1.61)
Discontinued operations	-	(0.01)	(0.29)
Basic and diluted loss per share	$(0.15)	$(0.34)	$(1.90)

Cash dividends per common share:	$2.52	$2.52	$2.52

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
 (In thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2007	$202	$458,487	$(8,740)	$(856)	$(364,446)	$(63,600)	$21,047	$4,999	$26,046
Redemption of common stock, net	1	1	-	-	(1)	-	1	-	1
Stock-based compensation - amortization and forfeitures	-	1,359	-	-	-	-	1,359	-	1,359
Net loss	-	-	-	-	(34,448)	-	(34,448)	839	(33,609)
Debt payable on OP units	-	-	-	-	-	-	-	(47)	(47)
Unrealized loss on interest rate swaps	-	-	-	(1,995)	-	-	(1,995)	-	(1,995)
Repayment of officer's notes	-	-	406	-	-	-	406	-	406
Cash distributions declared of $2.52 per share	-	-	-	-	(46,252)	-	(46,252)	(5,791)	(52,043)
Balance as of December 31, 2008	$203	$459,847	$(8,334)	$(2,851)	$(445,147)	$(63,600)	$(59,882)	$-	$(59,882)
Issuance of common stock, net	3	1,502	-	-	-	-	1,505	-	1,505
Stock-based compensation - amortization and forfeitures	-	2,462	-	-	-	-	2,462	-	2,462
Net loss	-	-	-	-	(6,302)	-	(6,302)	(1,081)	(7,383)
Unrealized gain on interest rate swaps and cap	-	-	-	993	-	-	993	118	1,111
Repayment of officer's notes	-	-	3,306	-	-	-	3,306	-	3,306
Cash distributions declared of $2.52 per share	-	-	-	-	(46,921)	-	(46,921)	(5,506)	(52,427)
Balance as of December 31, 2009	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(104,839)	$(6,469)	$(111,308)
Issuance of common stock from exercise of options, net	-	211	-	-	-	-	211	-	211
Issuance of common stock, net	11	29,907	-	-	-	-	29,918	(1)	29,917
Stock-based compensation - amortization and forfeitures	-	1,402	-	-	69	-	1,471	-	1,471
Net loss	-	-	-	-	(2,883)	-	(2,883)	(630)	(3,513)
Unrealized gain on interest rate swaps and cap	-	-	-	(368)	-	-	(368)	(43)	(411)
Repayment of officer's notes	-	-	5,028	-	-	-	5,028	-	5,028
Cash distributions declared of $2.52 per share	-	-	-	-	(48,441)	-	(48,441)	(5,338)	(53,779)
Balance as of December 31, 2010	$217	$495,331	$-	$(2,226)	$(549,625)	$(63,600)	$(119,903)	$(12,481)	$(132,384)

	Years Ended December 31,
	2010	2009	2008
Net loss	$(3,513)	$(7,383)	$(33,609)
Unrealized gain (loss) on interest rate swaps	(411)	1,111	(1,995)
Total comprehensive loss	(3,924)	(6,272)	(35,604)
Less: amounts attributable to noncontrolling interests	(673)	(963)	889
Comprehensive loss attributable to Sun Communities, Inc. common stockholders	$(3,251)	$(5,309)	$(36,493)

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,513)	$(7,383)	$(33,609)
Less: Loss from discontinued operations, net of tax	-	(227)	(5,111)
Loss from continuing operations	(3,513)	(7,156)	(28,498)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Loss (gain) from land dispositions	12	(90)	(3,336)
Gain on disposal of other assets and depreciated homes, net	(1,483)	(3,215)	(3,044)
Asset impairment charges	-	-	9,087
Loss (gain) on valuation of derivative instruments	10	(9)	12
Stock compensation expense	1,593	2,566	1,961
Depreciation and amortization	68,356	67,516	66,958
Amortization of deferred financing costs	1,648	1,659	1,543
Net equity loss from affiliates	1,146	2,176	16,728
Change in notes receivable from financed sales of inventory homes, net of repayments	(4,207)	(4,236)	(4,773)
Change in inventory, other assets and other receivables, net	(2,875)	(881)	(6,880)
Change in accounts payable and other liabilities	(1,566)	1,957	1,816
Net cash provided by operating activities of continuing operations	59,121	60,287	51,574
Net cash used for operating activities of discontinued operations	-	(526)	(464)
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,121	59,761	51,110

INVESTING ACTIVITIES:
Investment in properties	(50,863)	(45,140)	(49,499)
Investment in affiliate	-	(50)	(500)
Proceeds related to affiliate dividend distribution	500	-	-
Proceeds related to dispositions of land	1	172	6,436
Proceeds related to disposition of other assets and depreciated homes, net	511	276	349
Reduction of notes receivable and officer's notes, net	6,467	5,257	2,660
NET CASH USED FOR INVESTING ACTIVITIES	(43,384)	(39,485)	(40,554)

FINANCING ACTIVITIES:
Issuance (redemption) of common stock and OP units, net	29,917	1,505	(476)
Net proceeds from stock option exercise	211	-	-
Borrowings on lines of credit	137,059	132,701	147,837
Payments on lines of credit	(136,997)	(128,655)	(143,121)
Payments to retire preferred operating partnership units	(925)	(500)	-
Proceeds from issuance of other debt	27,208	49,855	54,500
Payments on other debt	(14,114)	(23,909)	(16,078)
Payments for deferred financing costs	(393)	(477)	(338)
Distributions to stockholders and OP unit holders	(53,779)	(52,462)	(52,133)
NET CASH USED FOR FINANCING ACTIVITIES	(11,813)	(21,942)	(9,809)

Net increase (decrease) in cash and cash equivalents	3,924	(1,666)	747
Cash and cash equivalents, beginning of period	4,496	6,162	5,415
Cash and cash equivalents, end of period	$8,420	$4,496	$6,162

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$53,316	$52,938	$56,567
Cash paid for interest on mandatorily redeemable debt	$3,288	$3,348	$3,433
Cash paid for state income taxes	$582	$527	$249
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$(411)	$1,111	$(1,995)
Reduction in secured borrowing balance	$7,999	$5,156	$1,289

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2010, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties”, or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of December 31, 2010, the Properties contained an aggregate of 47,683 developed sites comprised of 42,442 developed manufactured home sites, 3,209 permanent recreational vehicle sites, 2,032 seasonal recreational vehicle sites, and approximately 6,000 additional manufactured home sites suitable for development.

Principles of Consolidation

The accompanying financial statements include our accounts and all majority-owned and controlled subsidiaries.  All inter-company transactions have been eliminated in consolidation.  Any subsidiaries, in which we have an ownership percentage equal to or greater than 50 percent, but less than 100 percent, represent subsidiaries with a noncontrolling interest.  The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results.  This allocation is recorded as the noncontrolling interest in our Consolidated Financial Statements.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation.  We review the carrying value of long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.  An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds.  Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis.  The results of an impairment analysis could be material to our financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $2.6 million and $1.1 million as of December 31, 2010 and 2009, respectively.

Other Assets

Included in other assets at December 31, 2010 and 2009 is restricted cash in the amount of $7.0 million and $5.6 million, respectively. Restricted cash consists of amounts held in deposit at a financial institution to collateralize derivative instruments in a liability position and deposits for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements.

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

Share-Based Compensation

Share-based compensation cost for restricted stock awards is measured based on the closing share price of our common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. Share based compensation cost for phantom share awards is re-measured based on the closing share price of our common stock at the end of each reporting period.  See Note 9 for additional information.

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

Advertising Costs

Advertising costs are expensed as incurred.  As of December 31, 2010, 2009, and 2008, we had advertising costs of $2.2 million, $2.5 million and $1.6 million, respectively.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  See Note 16 for additional information regarding the estimates and assumptions used to estimate the fair value of each class of financial instrument.

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

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Years Ended December 31,
	2010	2009	2008
Total revenues	$-	$423	$756
Total expenses	-	(777)	(1,783)
Asset impairment	-	-	(4,084)
Gain on sale of business	-	127	-
Loss from discontinued operations	-	(227)	(5,111)
Less: amounts attributable to noncontrolling interest	-	(24)	128
Loss from discontinued operations attributable to Sun Communities, Inc. common stockholders	$-	$(203)	$(5,239)

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	As of December 31,
	2010	2009
Land	$116,837	$116,266
Land improvements and buildings	1,190,761	1,183,613
Rental homes and improvements	209,824	203,435
Furniture, fixtures, and equipment	36,716	35,400
Land held for future development	26,406	26,986
Investment property	1,580,544	1,565,700
Accumulated depreciation	(548,218)	(501,395)
Investment property, net	$1,032,326	$1,064,305

Land improvements and buildings consist primarily of infrastructure, roads, initial landscaping, clubhouses, maintenance buildings and amenities.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and during 2010 we have received a total of $26.9 million of cash proceeds, including $6.3 million which was transferred at par value as a lump sum transaction in May 2010, in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.  The recourse provisions are considered to be a form of continuing involvement, and we have recorded these transactions on our balance sheet as a transfer of financial assets.

In the event of note default, and subsequent repossession of a manufactured home by the entity, the terms of our agreement with the entity require us to repurchase the manufactured home from them. Default is defined as the failure to repay the installment note according to contractual terms. The repurchase price is calculated as a percentage of the outstanding principal balance of the installment note, plus any outstanding late fees, accrued interest, legal fees, and escrow advances associated with the installment note.  The percentage used to determine the repurchase price of the outstanding principal balance on the installment note is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Recourse %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
64 or more	65%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $71.0 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of December 31, 2010 and 2009, respectively.  The outstanding balance on the secured borrowing was $71.3 million and $52.4 million as of December 31, 2010 and 2009, respectively.

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

Beginning balance as of December 31, 2009	$52,368
Financed sales of manufactured homes and transfers of financial assets	26,909
Principal payments and payoffs from our customers	(3,498)
Repurchases	(4,501)
Total activity	18,910
Ending balance as of December 31, 2010	$71,278

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $7.0 million and $4.2 million for the years ended December 31, 2010 and 2009, respectively.

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	As of December 31,
	2010	2009
Installment notes receivable on manufactured homes, net	$9,420	$12,627
Collateralized receivables, net (see Note 4)	71,020	52,201
Other receivables, net	8,367	9,202
Total notes and other receivables, net	$88,807	$74,030

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Notes and Other Receivables, continued

Installment Notes Receivable on Manufactured Homes

The installment notes of $9.4 million (net of allowance of $0.1 million) and $12.6 million (net of allowance of $0.1 million) as of December 31, 2010 and 2009, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  The notes have a net weighted average interest rate and maturity of 7.0 percent and 11.1 years as of December 31, 2010, and 7.4 percent and 12.4 years as of December 31, 2009.

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $71.0 million (net of allowance of $0.2 million) and $52.2 million (net of allowance of $0.2 million) as of December 31, 2010 and 2009, respectively.  The receivables have a net weighted average interest rate and maturity of 11.3 percent and 13.4 years as of December 31, 2010, and 10.9 percent and 13.8 years as of December 31, 2009.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivables, and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was $0.3 million as of December 31, 2010 and 2009.

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.8 million (net of allowance of $0.4 million), home sale proceeds of $2.7 million, insurance receivables of $0.8 million, and rebates and other receivables of $3.1 million as of December 31, 2010.  Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.5 million (net of allowance of $0.2 million), home sale proceeds of $3.4 million, an employee loan of $0.5 million, insurance receivables of $0.9 million, and rebates and other receivables of $2.9 million as of December 31, 2009.

Officer’s Notes

Officer’s notes, presented as a portion of the stockholders’ deficit in the balance sheet, are 10 year, LIBOR + 1.75% notes, with a minimum and maximum interest rate of 6% and 9%, respectively.  The balance was paid in full on December 23, 2010.  The following table sets forth certain information regarding officer’s notes as of December 31, 2010 and 2009 (in thousands except for common stock and OP units):

	December 31, 2010			December 31, 2009
		Secured by			Secured by
Promissory Notes	Outstanding Principal Balance	Common Stock	Common OP Units	Outstanding Principal Balance	Common Stock	Common OP Units
Secured - $1.3 million	$-	-	-	$581	35,756	-
Secured - $6.6 million	-	-	-	2,952	79,395	57,118
Secured - $1.0 million	-	-	-	457	42,268	-
Subtotal secured notes	-	-	-	3,990	157,419	57,118

Unsecured - $1.0 million	-	-	-	457	-	-
Unsecured - $1.3 million	-	-	-	581	-	-
Subtotal unsecured notes	-	-	-	1,038	-	-
Total promissory notes	$-	-	-	$5,028	157,419	57,118

Total interest received was $0.2 million, $0.3 million, and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment in Affiliates

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

As of December 31, 2010, we had an ownership interest in the LLC of 25 percent.  In December 2009, we concluded that our investment in the LLC was not recoverable due to operating losses, liquidity concerns, and declining revenue trends and recorded an other than temporary impairment charge to reduce the carrying value of our investment to zero.  Equity accounting is suspended in periods when the recognition of equity losses would reduce the carrying value of our investment below zero and also because we are not obligated to provide additional funding to the LLC.  In the event the LLC reports net income in future periods, we will resume application of the equity method only after our share of the LLC’s net income equals or exceeds the share of net losses not recognized during the period in which equity accounting was suspended.  We recorded a loss associated with our equity allocation of the LLC’s financial results for the year ended December 31, 2010.  The carrying value of our investment in the LLC was zero as of December 31, 2010.  Our equity allocation of the LLC’s losses was $0.5 million for the year ended December 31, 2009.

Origen

In October 2003, we purchased 5,000,000 shares of common stock of Origen. As of December 31, 2010 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.  Our investment in Origen had a market value of approximately $9.3 million based on a quoted market closing price of $1.85 per share from the “Pink Sheet Electronic OTC Trading System” as of December 31, 2010.

Our equity allocations of the losses from Origen were $1.6 million for the year ended December 31, 2010.  Equity accounting is suspended in periods when the recognition of equity losses would reduce the carrying value of our investment below zero and also because we are not obligated to provide additional funding to Origen.  In the event Origen reports net income in future periods, we will resume application of the equity method only after our share Origen’s net income equals or exceeds the share of net losses not recognized during the period in which equity accounting was suspended.

These unaudited revenue and expense amounts in the table below represent actual results through November 2010 and estimated December 2010 results.  We recorded equity losses from Origen $1.7 million, and $16.5 million for the years ended December 31, 2009, and 2008, respectively.  These equity losses included other than temporary impairment charges of $9.6 million for the year ended December 31, 2008.

In January 2011, we were advised by Origen that it would be restating their 2009 financial statements to correct its results from operations related to an interest rate adjustment made by the trustee of Origen’s auction rate bonds which increased its net loss and correspondingly our equity loss from Origen.  The adjustment would have resulted in the write down of our carrying value to zero in the first quarter of 2010 and as a result we would not have recognized a loss from affiliate of $0.8 million in the second quarter and an insignificant amount in the third quarter of 2010.  We have determined that this adjustment would not be material to our financial statements and have not adjusted the balances previously reported.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Investment in Affiliates, continued

The following table sets forth certain summarized restated unaudited financial information for Origen (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Total revenues	$74,401	$84,870	$90,474
Total expenses	90,995	97,301	134,930
Loss from continuing operations	(16,594)	(12,431)	(44,456)
Discontinued operations	-	-	9,092
Net loss	$(16,594)	$(12,431)	$(35,364)

	As of December 31,
ASSETS	2010	2009
Loans receivable	$716,900	$808,360
Other assets	27,201	37,922
Total assets	$744,101	$846,282
LIABILITIES
Warehouse and securitization financing	$627,334	$689,762
Repurchase agreements	-	-
Other liabilities	49,792	62,414
Total liabilities	$677,126	$752,176

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Collateralized term loans - CMBS	$463,286	$471,299	3.6	4.6	5.1%	5.1%
Collateralized term loans - FNMA	369,147	373,501	3.4	4.4	4.1%	4.1%
Preferred OP Units	48,322	48,947	10.2	3.7	6.9%	6.8%
Secured borrowing (see Note 4)	71,278	52,368	13.4	13.8	11.3%	10.9%
Mortgage notes, other	211,579	213,327	4.6	5.6	4.8%	5.2%
Total debt	$1,163,612	$1,159,442	4.6	5.1	5.3%	5.1%

Collateralized Term Loans

The collateralized term loans totaling $832.4 million as of December 31, 2010, are secured by 87 properties comprised of 31,379 sites representing approximately $519.3 million of net book value.

Preferred OP Units

We redeemed $0.9 million of Series B-3 Preferred OP Units in the year ended December 31, 2010.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Debt and Lines of Credit, continued

Secured Borrowing

See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $211.6 million as of December 31, 2010, are collateralized by 19 communities comprised of 6,410 sites representing approximately $176.6 million of net book value.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $81.0 million and $89.1 million as of December 31, 2010 and 2009, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of December 31, 2010 and 2009. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal.  The weighted average interest rate on the outstanding borrowings was 1.9 percent as of December 31, 2010.  The borrowings under the line of credit mature October 1, 2011. As of December 31, 2010 and 2009, $30.0 million and $21.9 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at December 31, 2010); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015.  Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $9.0 million as of December 31, 2010 and was collateralized by 522 rental homes with a net book value of $18.0 million.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at December 31, 2010).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $4.5 million and $5.4 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2011	2012	2013	2014	2015	After 5 years
Lines of credit	$94,527	$85,527	$-	$-	$-	$-	$9,000
Mortgage loans payable:
Maturities	988,006	103,708	31,543	26,816	480,909	52,509	292,521
Principal amortization	56,006	13,841	13,046	13,251	8,452	4,385	3,031
Preferred OP Units	48,322	370	4,300	3,645	4,225	-	35,782
Secured borrowing	71,278	3,039	3,345	3,620	3,924	4,299	53,051
Total	$1,258,139	$206,485	$52,234	$47,332	$497,510	$61,193	$393,385

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of December 31, 2010, we were in compliance with all covenants.

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

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2010, holders of Common OP Units converted 57,881 units to common stock.

The vesting requirements for 52,273 restricted shares granted to our employees were satisfied during the year ended December 31, 2010.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009.  We issued 1,019,816 shares of common stock during the year ended December 31, 2010.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $30.31.  During the year ended December 31, 2010, we received net proceeds of approximately $30.3 million related to the issuance of common stock.  The proceeds were used to pay down our unsecured line of credit.  We have 480,184 shares remaining and we may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under any obligation to sell shares.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. Is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  No common shares were purchased under the Purchase Agreement as of December 31, 2010.  Subsequent to December 31, 2010, and pursuant to the Purchase Agreement, we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.

Cash dividends of $2.52 per share were declared for the year ended December 31, 2010.  Cash payments for aggregate dividends, distributions and dividend equivalents made to common stockholders, common OP unitholders, and restricted stockholders were $53.8 million for the year ended December 31, 2010.

On January 21, 2011, aggregate dividends, distributions and dividend equivalents of $14.4 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on January 12, 2011.

9.	Share-Based Compensation

We have three share-based compensation plans approved by stockholders as of December 31, 2010.  The plans consist of Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”) and two Non-Employee Director Option Plans (“Director Plans”). The 2009 Equity Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 29, 2009.   The 2009 Equity Plan replaced the Sun Communities, Inc. Stock Option Plan adopted in 1993, amended and restated in 1996 and 2000 (“1993 Plan”) and terminates automatically July 29, 2019.

Upon the approval of the 2009 Equity Plan by our stockholders, the Board of Directors terminated the 1993 Plan with respect to new awards.  Outstanding awards previously granted under the 1993 Plan were not affected by the termination of the 1993 Plan, and the terms of the 1993 Plan shall continue to govern such previously granted awards.

The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares, with 862,500 shares remaining for future issuance.  The maximum number of shares of common stock that may be issued under the Director Plans is 200,000 shares, with 85,500 shares remaining for future issuance.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Share-Based Compensation, continued

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

We have recognized compensation costs associated with shared based awards of $1.6 million, $2.6 million, and $2.0 million for the years ended December 31, 2010, 2009, and 2008 respectively.

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

The following table summarizes our restricted stock activity for the year ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2010	188,032	$24.82
Granted	7,500	$29.84
Vested	(52,273)	$35.33
Forfeited	(1,476)	$34.25
Unvested restricted shares at December 31, 2010	141,783	$21.11

Total compensation cost recognized for restricted stock was $1.5 million, $2.5 million, and $1.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.  The total fair value of shares vested was $1.8 million, $2.9 million, and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2010 was approximately $2.2 million.  That expense is expected to be recognized $0.9 million in 2011, $0.4 million in 2012, $0.4 million in 2013 and $0.5 million thereafter.

Options

We have granted stock options to certain employees and non-employee directors.  Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date.  Stock options generally vest over a three year period from the date of grant and have a maximum term of 10 years. We have granted 10,500 options to our non-employee directors during each of the years ended December 31, 2010, 2009, and 2008.  We issue new shares at the time of share option exercise (or share unit conversion).

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation, continued

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the periods indicated:

	July 2010 Award	July 2009 Award	July 2008 Award
Estimated fair value per share of options granted:	$6.93	$1.66	$1.17
Number of options granted	10,500	10,500	10,500

Assumptions:
Annualized dividend yield	8.50%	16.90%	14.70%
Common stock price volatility	40.77%	32.70%	22.14%
Risk-free rate of return	2.40%	3.24%	3.63%
Expected option terms (in years)	7.3	7.3	7.3

The following table summarizes our option activity during the year ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options outstanding at January 1, 2010	151,961	$29.43
Granted	10,500	29.54
Exercised	(11,426)	29.34
Forfeited or expired	(10,858)	31.95
Options outstanding at December 31, 2010	140,177	$29.20	3.71	$644

Options vested and exercisable at December 31, 2010	119,177	$30.36	2.80	$403

The options outstanding as of December 31, 2010 consist of 63,177 employee options and 77,000 non-employee director options.  The compensation expense associated with non vested stock option awards was not significant for the years ended December 31, 2010, 2009, and 2008.  Aggregate intrinsic value represents the value of our closing share price as of December 31, 2010 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. There were no stock option exercises in the years ended December 31, 2009, and 2008.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation, continued

For the year ended December 31 2010 and 2009, we recorded compensation expense of approximately $0.1 million related to phantom awards.  For the year ended December 31, 2008, we recognized an immaterial amount of compensation expense related to these phantom awards.  The following table summarizes the phantom award activity for the year ended December 31, 2010:
	Number of Shares	Aggregate Fair Value (in 000's)
Unvested phantom awards at January 1, 2010	8,476	$167
Granted	-
Vested	(3,150)	(93)
Forfeited	-
Unvested phantom awards at December 31, 2010	5,326	$177

We had 5,326 unvested phantom awards with an aggregate fair value of approximately $0.2 million based on our closing share price of $33.31 as of December 31, 2010.  The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom awards is $0.1 million based on the closing share price as of December 31, 2010.

10.	Other Income (Loss)

The components of other income (loss) are summarized as follows (in thousands):
	Years Ended December 31,
	2010	2009	2008
Brokerage commissions	$476	$506	$588
Gain (loss) on sale of land	(12)	90	3,336
Loss on disposition of assets, net	(2,830)	(2,413)	(1,112)
Other, net	25	6	(338)
Total other income (loss)	$(2,341)	$(1,811)	$2,474

11.	Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal recreational vehicle revenue is included in Real Property Operations’ revenues and is approximately $5.5 million annually. This seasonal revenue is recognized 47% in the first quarter, 6.5% in both the second and third quarters and 40% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$204,498	$52,425	$256,923
Operating expenses/Cost of sales	69,276	39,444	108,720
Net operating income/Gross profit	135,222	12,981	148,203
Adjustments to arrive at net income (loss):
Other revenues	5,825	392	6,217
General and administrative	(17,182)	(7,628)	(24,810)
Depreciation and amortization	(44,867)	(21,171)	(66,038)
Interest expense	(64,772)	(655)	(65,427)
Equity loss from affiliates	(1,146)	-	(1,146)
Provision for state income taxes	(512)	-	(512)
Income (loss) from continuing operations	12,568	(16,081)	(3,513)
Loss from discontinued operations	-	-	-
Net income (loss)	12,568	(16,081)	(3,513)
Less: amounts attributable to noncontrolling interests	967	(1,597)	(630)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$11,601	$(14,484)	$(2,883)

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Segment Reporting, continued

	Year Ended December 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$198,844	$53,184	$252,028
Operating expenses/Cost of sales	67,713	39,774	107,487
Net operating income/Gross profit	131,131	13,410	144,541
Adjustments to arrive at net income (loss):
Other revenues	4,212	369	4,581
General and administrative	(17,670)	(7,429)	(25,099)
Georgia flood damage	(800)	-	(800)
Depreciation and amortization	(44,626)	(20,385)	(65,011)
Interest expense	(62,456)	(323)	(62,779)
Equity loss from affiliates	(1,654)	(522)	(2,176)
Provision for state income taxes	(413)	-	(413)
Income (loss) from continuing operations	7,724	(14,880)	(7,156)
Loss from discontinued operations	(227)	-	(227)
Net income (loss)	7,497	(14,880)	(7,383)
Less: amounts attributable to noncontrolling interests	487	(1,568)	(1,081)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,010	$(13,312)	$(6,302)

	Year Ended December 31, 2008
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$195,450	$52,010	$247,460
Operating expenses/Cost of sales	65,228	39,959	105,187
Net operating income/Gross profit	130,222	12,051	142,273
Adjustments to arrive at net loss:
Other revenues	5,739	1,092	6,831
General and administrative	(16,363)	(6,734)	(23,097)
Asset impairment charge	(9,087)	-	(9,087)
Depreciation and amortization	(45,692)	(18,735)	(64,427)
Interest expense	(64,088)	(69)	(64,157)
Equity loss from affiliates	(16,470)	(28)	(16,498)
Provision for state income taxes	(336)	-	(336)
Loss from continuing operations	(16,075)	(12,423)	(28,498)
Loss from discontinued operations	(5,111)	-	(5,111)
Net loss	(21,186)	(12,423)	(33,609)
Less: amounts attributable to noncontrolling interests	528	311	839
Net loss attributable to Sun Communities, Inc. common stockholders	$(21,714)	$(12,734)	$(34,448)

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Segment Reporting, continued

	As of December 31,
	2010			2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$890,867	$141,459	$1,032,326	$922,094	$142,211	$1,064,305
Cash and cash equivalents	8,385	35	8,420	4,616	(120)	4,496
Inventory of manufactured homes	-	2,309	2,309	-	3,934	3,934
Investment in affiliate	-	-	-	1,646	-	1,646
Notes and other receivables	84,932	3,875	88,807	69,625	4,405	74,030
Other assets	28,408	2,421	30,829	30,624	2,330	32,954
Total assets	$1,012,592	$150,099	$1,162,691	$1,028,605	$152,760	$1,181,365

12.	Income Taxes

We have elected to be taxed as a REIT as defined under Section 856(c) of the Code, as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2010.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to U.S. federal income and excise taxes on our undistributed income.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2010, 2009, and 2008, distributions paid per share were taxable as follows (unaudited):

	Years Ended December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.52	20.5%	$0.63	25.1%	$0.32	12.8%
Capital gain	-	0.0%	0.01	0.3%	0.10	3.8%
Return of capital	2.00	79.5%	1.88	74.6%	2.10	83.4%
Total distributions paid	$2.52	100.0%	$2.52	100.0%	$2.52	100.0%

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence.  Our temporary differences primarily relate to net operating loss carrryforwards and depreciation.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes, continued

The deferred income tax assets included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$15,245	$11,864
Real estate assets	15,154	13,520
Amortization of intangibles	(128)	(128)
Gross deferred tax assets	30,271	25,256
Valuation allowance	(29,271)	(24,256)
Net deferred tax assets	$1,000	$1,000

SHS has net operating loss carry forwards of approximately $44.8 million at December 31, 2010. The loss carryforwards will begin to expire in 2021 through 2030 if not offset by future taxable income. Management believes its net deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. No federal tax expense was recognized in the years ended December 31, 2010, 2009, and 2008.

We had no unrecognized tax benefits as of December 31, 2010 and 2009. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010.

We classify certain state taxes as income taxes for financial reporting purposes in accordance with ASC Topic 740, Income Taxes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.5 million, $0.4 million, and $0.3 million in the years ended December 31, 2010, 2009, and 2008, respectively.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million as of December 31, 2010 and 2009, respectively, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of December 31, 2010 and 2009.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2006.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the year ended December 31, 2010.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Computations of basic and diluted loss per share from continuing operations were as follows (in thousands, expect per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator
Net loss from continuing operations attributable to common stockholders	$(2,883)	$(6,099)	$(29,209)

Denominator
Basic weighted average common shares outstanding	19,168	18,484	18,176
Add: dilutive securities	-	-	-
Diluted weighted average common shares	19,168	18,484	18,176

Basic and diluted loss per share from continuing operations available to common stockholders	$(0.15)	$(0.33)	$(1.61)

We excluded securities from the computation of diluted loss per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted loss per share as of December 31, 2010, 2009, and 2008 (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Stock options	140	152	206
Unvested restricted stock	142	188	192
Common OP Units	2,082	2,140	2,187
Convertible Preferred OP Units	526	526	526
Total securities	2,890	3,006	3,111
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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2010 and 2009.   Income(Loss) per share for the year may not equal the sum of the fiscal quarters’ income(loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2010
Total revenues	$67,417	$66,313	$64,045	$65,365
Total expenses	65,005	68,273	65,482	66,235
Income (loss) before income taxes and equity income (loss) from affiliates	2,412	(1,960)	(1,437)	(870)

Equity income (loss) from affiliates (1)	(819)	(758)	(69)	500
Amounts attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations, net of state income taxes	1,337	(2,449)	(1,403)	(368)
Income (loss) from discontinued operations, net of state income taxes	-	-	-	-
Income (loss) attributable to Sun Communities, Inc. common stockholders	$1,337	$(2,449)	$(1,403)	$(368)

Basic and diluted income (loss) per share:
Continuing operations	$0.07	$(0.13)	$(0.07)	$(0.02)
Discontinued operations	-	-	-	-
Basic and diluted income (loss) per share	$0.07	$(0.13)	$(0.07)	$(0.02)

2009
Total revenues	$65,284	$63,272	$63,392	$64,661
Total expenses	64,025	64,976	65,173	67,002
Income (loss) before income taxes and equity income (loss) from affiliates	1,259	(1,704)	(1,781)	(2,341)

Equity income (loss) from affiliates	27	(517)	(854)	(832)
Amounts attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations, net of state income taxes	1,031	(2,116)	(2,193)	(2,821)
Income (loss) from discontinued operations, net of state income taxes	(154)	(143)	158	(64)
Income (loss) attributable to Sun Communities, Inc. common stockholders	$877	$(2,259)	$(2,035)	$(2,885)

Basic and diluted income (loss) per share:
Continuing operations	$0.06	$(0.11)	$(0.12)	$(0.15)
Discontinued operations	(0.01)	(0.01)	0.01	-
Basic and diluted income (loss) per share	$0.05	$(0.12)	$(0.11)	$(0.15)

(1)	Refer to Note 6 for more information regarding Equity income (loss) from affiliates.

15. Derivative Instruments and Hedging Activities

Our objective in using interest rate derivatives is to manage exposure to interest rate movements thereby minimizing the effect of  interest rate changes and the effect they could have on future cash flows. Interest rate swaps and caps are used to accomplish this objective. We require hedging derivative instruments to be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract.

As of December 31, 2010, we had four derivative contracts consisting of three interest rate swap agreements with a total notional amount of $70.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2010:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.2900%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.2900%	2.1450%	2.0000%	4.1450%
Swap	Floating to Fixed Rate	02/13/09	02/13/11	25.0	1 Month LIBOR	0.2622%	1.5700%	2.0500%	3.6200%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.3028%	11.0000%	0.0000%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of December 31, 2010 and 2009 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value As of December 31,		Balance Sheet Location	Fair Value As of December 31,
Derivatives designated as hedging instruments		2010	2009		2010	2009
Interest rate swaps and cap agreement	Other assets	$-	$379	Other liabilities	$2,166	$2,123
Total derivatives designated as hedging instruments		$-	$379		$2,166	$2,123

Thse valuation adjustments will only be realized under certain situations. For example, if we terminate the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, then we would need to amortize amounts currently included in other comprehensive income (loss) into interest expense over the terms of the derivative contracts.  We do not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to qualify for hedge accounting.

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the twelve months ended December 31, 2010, 2009, and 2008 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest rate swaps and cap agreement	$(411)	$1,111	$(1,995)	Interest expense	$-	$-	$-	Interest expense	$10	$9	$(12)
Total	$(411)	$1,111	$(1,995)	Total	$-	$-	$-	Total	$10	$9	$(12)

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2010 and 2009, we had collateral deposits recorded in other assets of $3.8 million and $3.2 million, respectively.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2010.  The table presents the carrying values and fair values of our financial instruments as of December 31, 2010 and 2009 that were measured using the valuation techniques described above. The table excludes financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	As of December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Derivative instruments	$-	$-	$379	$379
Installment notes on manufactured homes, net	9,420	9,420	12,627	12,627
Collateralized receivables, net	71,020	-	52,201	-

Financial liabilities
Derivative instruments	$2,166	$2,166	$2,123	$2,123
Long term debt (excluding secured borrowing)	1,092,335	1,098,519	1,107,074	1,057,326
Secured borrowing	71,278	-	52,368	-
Lines of credit	94,527	94,527	94,465	94,465

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of December 31, 2010.

	Total Fair Value	Level 1	Level 2	Level 3
Assets
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$2,166	$-	$2,166	$-
Total liabilities	$2,166	$-	$2,166	$-

17.	Recent Accounting Pronouncements

Accounting Standards Adopted in 2010

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” (ASU 2010-20) which amends ASC Topic 310, “Receivables,” which will require significant new disclosures about the allowance for credit losses and the credit quality of an entity’s financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of financing receivables by disclosing an evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Upon review of the requirements for the disclosure in ASU 2010-20, we are not required to disclose any additional information since we present our receivables at fair value.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Commitments and Contingencies

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

19.	Related Party Transactions

We have entered into the following transactions with the LLC:

Investment in LLC.  We entered into an agreement with four unrelated companies (“Members”) and we contributed cash of approximately $0.5 million towards the formation of a limited liability company.  The LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members.  We account for our investment in the LLC using the equity method of accounting.  As of December 31, 2010, we had an ownership interest in the LLC of 25 percent, and the carrying value of our investment was zero.

Loan Origination, Sale and Purchase Agreement. The LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid the LLC a fee of $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2010.  We paid the LLC a fee of approximately $620 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2009.  We purchased, at par, $4.8 million and $6.9 million of these loans during the years ended December 31, 2010 and 2009, respectively.

We have entered into the following transactions with Origen:

Investment in Origen. In 2003, we purchased 5,000,000 shares of Origen common stock for $50.0 million and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family) purchased 1,025,000 shares of Origen common stock for $10.3 million. Gary A. Shiffman is a member of the board of directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.  As of December 31, 2010 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.

Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Related Party Transactions, continued

Loan Servicing Agreement. Origen Servicing, Inc., a wholly-owned subsidiary of Origen, serviced manufactured home loans for us.  During 2008 Origen sold its servicing platform assets to Green Tree Servicing LLC., we then engaged a different entity to continue the servicing of the manufactured home loans.  In order to transfer the manufactured home loan servicing contract to a different service provider, we paid Origen a fee of $0.3 million in 2008.  Origen did not service any of our loans during 2010 or 2009 and accordingly, no fees were paid to Origen during 2010 or 2009 for the servicing of loans.

Loan Origination, Sale and Purchase Agreement. Origen had agreed to fund loans that met our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid Origen a fee of $550 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.2 million during 2008. During 2008, we purchased, at par, $12.4 million of these loans.  Origen did not fund any loans for us during 2010 or 2009, and we did not pay Origen any origination fees or purchase any homes from Origen during 2010 or 2009.

Purchase of Repossessed Manufactured Homes. We purchased certain repossessed manufactured houses owned by Origen located in our manufactured housing communities. We purchased approximately $0.6 million of repossessed homes from Origen during 2008. This program allowed us to retain houses for resale and rent in our communities.  We did not purchase any repossessed manufactured homes from Origen during 2010 or 2009.

Sale of Installment Loans on Manufactured Homes: As noted above, Origen serviced manufactured home loans for us under a Loan Servicing Agreement. Certain loans may, from time to time, have been sold to Origen. For loans that were made below published rates, we paid Origen the interest differential between market rates and the rate paid by the borrower for any such loans sold to Origen. During 2004, we sold a portfolio of below published rates loans totaling $1.6 million to Origen. No sales of such loans were made in the last five years. The interest differential paid to Origen during 2008, 2009, and 2010 was not significant.

In addition to the transactions with Origen described above, Gary A. Shiffman and his affiliates and/or Arthur A. Weiss have entered into the following transactions with us:

Legal Counsel.  During 2010, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $0.8 million in the year ended December 31, 2010 and approximately $1.1 million and $1.0 million in the years ended December 31, 2009 and 2008, respectively.

Lease of Executive Offices.  Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. As of August 2008, our lease agreement is to  lease approximately 36,700 rentable square feet. The term of the lease is until August 31, 2015, with an option to renew for an additional five years. The annual base rent under the current lease is $18.81 per square foot (gross) and will remain this amount through August 31, 2015.  Our annual rent expense associated with the lease of our executive offices was approximately $0.7 million for the year ended December 31, 2010 and 2009, and was approximately $0.6 million for the years ended December 31, 2008 . Our future annual rent expense will remain approximately $0.7 million through 2015.  Gary A. Shiffman may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

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

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2010
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2010
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	A	$1,485	$14,278	$-	$4,576	$1,485	$18,854	$20,339	$(6,369)	2000	(A)
Allendale	Allendale, MI	A	366	3,684	-	7,281	366	10,965	11,331	(4,608)	1996	(A)
Alpine	Grand Rapids, MI	C	729	6,692	-	6,098	729	12,790	13,519	(5,393)	1996	(A)
Apple Creek	Amelia, OH	B	543	5,480	-	1,216	543	6,696	7,239	(2,260)	1999	(A)
Arbor Terrace	Bradenton, FL	C	456	4,410	-	848	456	5,258	5,714	(2,406)	1996	(A)
Ariana Village	Lakeland, FL	C	240	2,195	-	1,031	240	3,226	3,466	(1,526)	1994	(A)
Autumn Ridge	Ankeny, IA	A	890	8,054	(33)	2,330	857	10,384	11,241	(4,381)	1996	(A)
Bedford Hills	Battle Creek, MI	-	1,265	11,562	-	2,515	1,265	14,077	15,342	(6,542)	1996	(A)
Bell Crossing	Clarksville, TN	-	717	1,916	(13)	6,082	704	7,998	8,702	(2,673)	1999	(A)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,324	22,582	4,324	23,082	27,406	(7,892)	1998	(C)
Branch Creek	Austin, TX	A	796	3,716	-	5,349	796	9,065	9,861	(3,977)	1995	(A)
Brentwood	Kentwood, MI	C	385	3,592	-	2,254	385	5,846	6,231	(2,373)	1996	(A)
Brookside Village	Goshen, IN	A	260	1,080	386	10,424	646	11,504	12,150	(5,353)	1985	(A)
Buttonwood Bay	Sebring, FL	C	1,952	18,294	-	3,612	1,952	21,906	23,858	(7,053)	2001	(A)
Byrne Hill Village	Toledo, OH	C	383	3,903	-	1,304	383	5,207	5,590	(1,895)	1999	(A)
Byron Center	Byron Center, MI	C	253	2,402	-	1,542	253	3,944	4,197	(1,512)	1996	(A)
Candlelight Village	Sauk Village, IL	C	600	5,623	-	4,900	600	10,523	11,123	(3,995)	1996	(A)
Candlewick Court	Owosso, MI	C	125	1,900	132	2,632	257	4,532	4,789	(2,088)	1985	(A)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	(1)	6,438	1,075	10,070	11,145	(3,960)	1997	(A)
Casa Del Valle	Alamo, TX	C	246	2,316	-	859	246	3,175	3,421	(1,313)	1997	(A)
Catalina	Middletown, OH	C	653	5,858	-	3,538	653	9,396	10,049	(4,795)	1993	(A)
Cave Creek	Evans, CO	5,716	2,241	15,343	-	5,979	2,241	21,322	23,563	(4,635)	2004	(A)
Chisholm Point	Pflugerville, TX	A	609	5,286	-	6,569	609	11,855	12,464	(4,794)	1995	(A)
Clearwater Village	South Bend, IN	A	80	1,270	61	3,766	141	5,036	5,177	(2,284)	1986	(A)
Cobus Green	Osceola, IN	-	762	7,037	-	2,753	762	9,790	10,552	(5,273)	1993	(A)
College Park Estates	Canton, MI	-	75	800	174	7,031	249	7,831	8,080	(3,708)	1978	(A)
Comal Farms	New Braunfels, TX	-	1,455	1,732	-	8,859	1,455	10,591	12,046	(2,541)	2000	(A&C)
Continental Estates	Davison, MI	C	1,625	16,581	150	1,763	1,775	18,344	20,119	(8,463)	1996	(A)
Continental North (1)	Davison, MI	C	-	-	-	9,116	-	9,116	9,116	(3,971)	1996	(A)
Corporate Headquarters	Southfield, MI	-	-	-	-	9,007	-	9,007	9,007	(6,044)	Various
Country Acres	Cadillac, MI	C	380	3,495	-	1,694	380	5,189	5,569	(2,334)	1996	(A)
Country Meadows	Flat Rock, MI	A	924	7,583	296	15,088	1,220	22,671	23,891	(9,866)	1994	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2010
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2010
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	-	1,442	1,274	12,399	13,673	(2,803)	2004	(A)
Countryside Gwinnett	Buford, GA	D	1,124	9,539	-	3,288	1,124	12,827	13,951	(3,003)	2004	(A)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	-	3,995	1,916	20,352	22,268	(4,596)	2004	(A)
Countryside Village	Perry, MI	-	275	3,920	185	4,207	460	8,127	8,587	(3,861)	1987	(A)
Creekside	Reidsville, NC	-	350	1,423	(200)	256	150	1,679	1,829	(138)	2000	(A&C)
Creekwood Meadows	Burton, MI	C	808	2,043	404	11,113	1,212	13,156	14,368	(5,617)	1997	(C)
Cutler Estates	Grand Rapids, MI	-	749	6,941	-	2,292	749	9,233	9,982	(3,994)	1996	(A)
Davison East (1)	Davison, MI	C	-	-	-	1,183	-	1,183	1,183	(580)	1996	(A)
Deerfield Run	Anderson, IN	-	990	1,607	-	4,796	990	6,403	7,393	(2,267)	1999	(A)
Desert View Village	West Wendover, NV	-	1,119	-	(1,042)	224	77	224	301	(90)	1998	(C)
Eagle Crest	Firestone, CO	A	2,015	150	-	33,994	2,015	34,144	36,159	(8,399)	1998	(C)
East Fork	Batavia, OH	-	1,280	6,302	-	7,072	1,280	13,374	14,654	(4,105)	2000	(A&C)
Edwardsville	Edwardsville, KS	-	425	8,805	541	4,998	966	13,803	14,769	(6,778)	1987	(A)
Falcon Pointe	East Lansing, MI	2,288	450	4,049	(300)	(2,544)	150	1,505	1,655	(119)	2003	(A)
Fisherman's Cove	Flint, MI	C	380	3,438	-	2,414	380	5,852	6,232	(2,887)	1993	(A)
Forest Meadows	Philomath, OR	C	1,031	2,050	-	664	1,031	2,714	3,745	(1,012)	1999	(A)
Four Seasons	Elkhart, IN	C	500	4,811	-	1,638	500	6,449	6,949	(2,365)	2000	(A)
Glen Laurel	Concord, NC	-	1,641	453	-	9,830	1,641	10,283	11,924	(2,648)	2001	(A&C)
Goldcoaster	Homestead, FL	C	446	4,234	172	2,632	618	6,866	7,484	(2,755)	1997	(A)
Grand	Grand Rapids, MI	C	374	3,587	-	1,687	374	5,274	5,648	(2,268)	1996	(A)
Groves	Ft. Myers, FL	C	249	2,396	-	1,062	249	3,458	3,707	(1,457)	1997	(A)
Hamlin	Webberville, MI	C	125	1,675	536	7,488	661	9,163	9,824	(3,036)	1984	(A)
High Point	Frederica, DE	17,500	898	7,031	-	4,348	898	11,379	12,277	(3,491)	1997	(A)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,385	243	5,592	5,835	(2,860)	1986	(A)
Holly / Hawaiian Gardens	Holly, MI	C	1,514	13,596	-	1,441	1,514	15,037	16,551	(3,207)	2004	(A)
Holly Forest	Holly Hill, FL	A	920	8,376	-	571	920	8,947	9,867	(3,992)	1997	(A)
Hunters Glen	Wayland, MI	2,652	1,102	11,926	-	1,910	1,102	13,836	14,938	(3,399)	2004	(A)
Indian Creek	Ft. Myers Beach, FL	C	3,832	34,660	-	4,091	3,832	38,751	42,583	(17,972)	1996	(A)
Island Lake	Merritt Island, FL	C	700	6,431	-	540	700	6,971	7,671	(3,506)	1995	(A)
Kensington Meadows	Lansing, MI	A	250	2,699	-	6,528	250	9,227	9,477	(3,880)	1995	(A)
Kenwood	La Feria, TX	-	145	1,842	-	233	145	2,075	2,220	(778)	1999	(A)
King's Court	Traverse City, MI	A	1,473	13,782	(11)	3,519	1,462	17,301	18,763	(7,837)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2010
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2010
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
King's Lake	Debary, FL	C	280	2,542	-	2,844	280	5,386	5,666	(2,227)	1994	(A)
Knollwood Estates	Allendale, MI	D	400	4,061	-	1,886	400	5,947	6,347	(1,934)	2001	(A)
Lafayette Place	Warren, MI	C	669	5,979	-	3,189	669	9,168	9,837	(3,575)	1998	(A)
Lake Juliana	Auburndale, FL	C	335	3,048	-	1,711	335	4,759	5,094	(2,158)	1994	(A)
Lake San Marino	Naples, FL	C	650	5,760	-	1,325	650	7,085	7,735	(2,946)	1996	(A)
Lakeview	Ypsilanti, MI	B	1,156	10,903	-	2,880	1,156	13,783	14,939	(2,977)	2004	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	2,801	182	4,002	4,184	(1,865)	1985	(A)
Lincoln Estates	Holland, MI	C	455	4,201	-	2,045	455	6,246	6,701	(2,650)	1996	(A)
Maplewood Mobile	Indianapolis, IN	C	275	2,122	-	2,025	275	4,147	4,422	(1,977)	1989	(A)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	5,870	1,315	17,368	18,683	(8,702)	1994	(A)
Meadowbrook	Charlotte, NC	-	1,310	6,570	-	4,963	1,310	11,533	12,843	(3,898)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	C	431	3,320	379	9,142	810	12,462	13,272	(5,850)	1986	(A)
Meadowbrook Village	Tampa, FL	C	519	4,728	-	673	519	5,401	5,920	(2,949)	1994	(A)
Meadows	Nappanee, IN	C	287	2,300	(1)	4,156	286	6,456	6,742	(3,098)	1987	(A)
North Point Estates	Pueblo, CO	-	1,582	3,027	1	3,499	1,583	6,526	8,109	(1,949)	2001	(C)
Oak Crest	Austin, TX	-	4,311	12,611	-	6,537	4,311	19,148	23,459	(5,361)	2002	(A)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	(1)	10,080	1,963	16,481	18,444	(5,724)	1998	(A)
Orange Tree	Orange City, FL	C	283	2,530	15	1,025	298	3,555	3,853	(1,753)	1994	(A)
Orchard Lake	Milford, OH	B	395	4,025	-	460	395	4,485	4,880	(1,675)	1999	(A)
Pebble Creek	Greenwood, IN	-	1,030	5,074	-	5,238	1,030	10,312	11,342	(3,382)	2000	(A&C)
Pecan Branch	Georgetown, TX	-	1,379	-	235	5,133	1,614	5,133	6,747	(1,537)	1999	(C)
Pheasant Ridge	Lancaster, PA	C	2,044	19,279	-	411	2,044	19,690	21,734	(5,657)	2002	(A)
Pin Oak Parc	O'Fallon, MO	A	1,038	3,250	467	7,213	1,505	10,463	11,968	(4,390)	1994	(A)
Pine Hills	Middlebury, IN	-	72	544	60	3,255	132	3,799	3,931	(1,791)	1980	(A)
Pine Ridge	Prince George, VA	C	405	2,397	-	3,319	405	5,716	6,121	(2,539)	1986	(A)
Pine Trace	Houston, TX	6,124	2,907	17,169	-	2,792	2,907	19,961	22,868	(4,952)	2004	(A)
Presidential	Hudsonville, MI	A	680	6,314	-	4,334	680	10,648	11,328	(4,420)	1996	(A)
Richmond	Richmond, MI	C	501	2,040	-	1,549	501	3,589	4,090	(1,324)	1998	(A)
River Haven	Grand Haven, MI	-	1,800	16,967	-	3,808	1,800	20,775	22,575	(6,791)	2001	(A)
River Ranch	Austin, TX	-	4,690	843	(4)	9,387	4,686	10,230	14,916	(2,625)	2000	(A&C)
River Ridge	Austin, TX	D	3,201	15,090	-	3,982	3,201	19,072	22,273	(5,759)	2002	(A)
Roxbury	Goshen, IN	A	1,057	9,870	1	1,951	1,058	11,821	12,879	(3,943)	2001	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2010
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2010
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Royal Country	Miami, FL	54,000	2,290	20,758	-	1,497	2,290	22,255	24,545	(12,181)	1994	(A)
Saddle Oak Club	Ocala, FL	A	730	6,743	-	1,164	730	7,907	8,637	(4,057)	1995	(A)
Saddlebrook	San Marcos, TX	-	1,703	11,843	-	7,036	1,703	18,879	20,582	(4,980)	2002	(A)
Scio Farms	Ann Arbor, MI	C	2,300	22,659	(11)	8,736	2,289	31,395	33,684	(14,274)	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	-	1,915	1,207	12,094	13,301	(3,629)	1997	(A)
Sheffield	Auburn Hills, MI	6,825	778	7,165	-	658	778	7,823	8,601	(1,358)	1986	(A)
Sherman Oaks	Jackson, MI	-	200	2,400	240	5,870	440	8,270	8,710	(3,939)	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	C	2,051	18,549	-	1,951	2,051	20,500	22,551	(9,574)	1996	(A)
Silver Star	Orlando, FL	C	1,022	9,306	-	1,019	1,022	10,325	11,347	(4,804)	1996	(A)
Snow to Sun	Weslaco, TX	C	190	2,143	13	1,228	203	3,371	3,574	(1,361)	1997	(A)
Southfork	Belton, MO	C	1,000	9,011	-	3,708	1,000	12,719	13,719	(4,851)	1997	(A)
St. Clair Place	St. Clair, MI	C	501	2,029	-	1,200	501	3,229	3,730	(1,325)	1998	(A)
Stonebridge	San Antonio, TX	-	2,515	2,096	(615)	8,671	1,900	10,767	12,667	(3,108)	2000	(A&C)
Stonebridge	Richfield Twp., MI	-	2,044	-	2,130	18	4,174	18	4,192	-	1998	(C)
Summit Ridge	Converse, TX	-	2,615	2,092	(883)	7,616	1,732	9,708	11,440	(2,962)	2000	(A&C)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	757	1,285	12,530	13,815	(5,151)	1998	(A)
Sunset Ridge	Kyle, TX	-	2,190	2,775	-	7,048	2,190	9,823	12,013	(3,038)	2000	(A&C)
Sunset Ridge	Portland, MI	-	2,044	-	(9)	15,223	2,035	15,223	17,258	(4,458)	1998	(C)
Tampa East	Dover, FL	B	734	6,310	-	1,930	734	8,240	8,974	(1,656)	2005	(a)
Timber Ridge	Ft. Collins, CO	A	990	9,231	-	6,423	990	15,654	16,644	(6,013)	1996	(A)
Timberbrook	Bristol, IN	-	490	3,400	101	8,576	591	11,976	12,567	(6,225)	1987	(A)
Timberline Estates	Coopersville, MI	A	535	4,867	1	2,784	536	7,651	8,187	(3,637)	1994	(A)
Town and Country	Traverse City, MI	C	406	3,736	-	1,121	406	4,857	5,263	(2,131)	1996	(A)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	12,464	1,427	15,964	17,391	(7,808)	1989	(A)
Village Trails	Howard City, MI	C	988	1,472	(50)	2,261	938	3,733	4,671	(1,354)	1998	(A)
Water Oak	Lady Lake, FL	A	2,834	16,706	101	10,855	2,935	27,561	30,496	(13,390)	1993	(A)
West Glen Village	Indianapolis, IN	C	1,100	10,028	-	3,328	1,100	13,356	14,456	(6,645)	1994	(A)
Westbrook	Toledo, OH	A	1,110	10,462	-	2,376	1,110	12,838	13,948	(4,711)	1999	(A)
Westbrook Senior	Toledo, OH	A	355	3,295	-	303	355	3,598	3,953	(1,130)	2001	(A)
White Lake	White Lake, MI	A	672	6,179	1	7,259	673	13,438	14,111	(5,068)	1997	(A)
White Oak	Mt. Morris, MI	A	782	7,245	112	5,930	894	13,175	14,069	(5,465)	1997	(A)
Willowbrook	Toledo, OH	A	781	7,054	1	2,255	782	9,309	10,091	(3,602)	1997	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2010
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2010
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Windham Hills	Jackson, MI	A	2,673	2,364	-	11,359	2,673	13,723	16,396	(5,237)	1998	(A)
Woodhaven Place	Woodhaven, MI	A	501	4,541	-	2,764	501	7,305	7,806	(2,747)	1998	(A)
Woodlake Estates	Yoder, IN	C	632	3,674	(283)	169	349	3,843	4,192	(722)	1998	(A)
Woodlake Trails	San Antonio, TX	-	1,186	287	(283)	4,970	903	5,257	6,160	(1,610)	2000	(A&C)
Woodland Park Estates	Eugene, OR	4,228	1,592	14,398	-	1,898	1,592	16,296	17,888	(6,702)	1998	(A)
Woods Edge	West Lafayette, IN	C	100	2,600	2	10,152	102	12,752	12,854	(5,203)	1985	(A)
Woodside Terrace	Holland, OH	A	1,064	9,625	(2)	3,282	1,062	12,907	13,969	(5,423)	1997	(A)
Worthington Arms	Lewis Center, OH	A	376	2,624	(1)	2,427	375	5,051	5,426	(2,334)	1990	(A)

			$136,202	$839,284	$7,041	$598,017	$143,243	$1,437,301	$1,580,544	$(548,218)

A  These communities collateralize $369.1 million of secured debt.
B  These communities collateralize $26.1 million of secured debt.
C  These communities collateralize $463.3 million of secured debt.
D  These communities collateralize $18.0 million of secured debt.
(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED

The change in investment property for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Beginning balance	$1,565,700	$1,549,339	$1,537,865
Community and land acquisitions, including immediate improvements	-	-	-
Community expansion and development	3,462	1,057	1,292
Improvements, other	46,460	44,801	48,206
Asset impairment	-	-	(13,855)
Dispositions and other	(35,078)	(29,497)	(24,169)
Ending balance	$1,580,544	$1,565,700	$1,549,339

The change in accumulated depreciation for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Beginning balance	$501,395	$450,319	$401,415
Depreciation for the period	62,628	61,732	60,515
Asset impairment	-	-	(4,768)
Dispositions and other	(15,805)	(10,656)	(6,843)
Ending balance	$548,218	$501,395	$450,319