Form 10-K/A
SUN COMMUNITIES INC
filed 2011-03-31
CIK 912593

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 14, 2011: 20,830,466

EXPLANATORY NOTE

Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2011, (the “Original Report”) to include the financial statements of Origen Financial, Inc. (“Origen”), an unconsolidated affiliate of the Company which met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, which financial statements were not available at time of filing of the Original Report. This Amended Report does not affect any other items in the Original Report.

This Amendment No. 1 to the Original Report is being filed solely to include the separate financial statements of Origen as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Original Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

Item 15 is the only portion of the Original Report being supplemented or amended by this Amendment No. 1 to the Original Report. Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change the financial statements or any other items or disclosures contained in the Original Report and does not otherwise reflect events occurring after the original filing date of the Original Report. Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Report.

Part IV
Item 15. Exhibits and Financial Schedules

(a)         The following documents are filed herewith as part of this Form 10-K/A:
1.           Financial Statements.

      A list of the financial statements required to be filed as a part of this Form 10-K/A  is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed as part of the Company’s Annual Report on Form 10-K filed on February 24, 2011.

2.           Financial Schedules

      A list of the financial statement schedules required to be filed as a part of this Form 10-K/A is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed as part of the Company’s Annual Report on Form 10-K filed on February 24, 2011.

3.           Exhibits.

      A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K/A is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC., a Maryland corporation
Dated: March 31, 2011	By:	/s/ Gary A Shiffman
Gary A. Shiffman, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
1.1	Sales Agreement dated August 27, 2009, executed by and between Sun Communities, Inc. and Brinson Patrick Securities Corporation	(33)
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc.	(1)
3.2	First Amended and Restated Bylaws	(30)
3.3	Articles Supplementary, dated October 16, 2006	(16)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(24)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(8)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(24)
4.4	Sun Communities, Inc. Equity Incentive Plan	(31)
4.5	Form of Senior Indenture	(34)
4.6	Form of Subordinated Indenture	(34)
10.1	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(4)
10.1	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership with respect to 80,000 shares of Common Stock	(5)
10.1	Loan Agreement dated March 1, 2011 among Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, and JPMorgan Chase Bank, National Association, as Lender	(37)
10.1	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	(38)
10.11	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(14)
10.12	Employment Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated as of January 1, 2005#	(14)
10.13	Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc., dated as of January 1, 2005#	(14)
10.14	First Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated December 30, 2007 #	(21)
10.15	Second Amendment to Employment Agreement by and between Brian W. Fannon and Sun Communities, Inc. dated March 17, 2008#	(23)
10.16	Retirement from Employment and Release, dated July 10, 2008 by and among Sun Communities, Inc. and Brian W. Fannon#	(27)
10.17	Employment Agreement by and between John B. McLaren and Sun Communities, Inc. dated February 5, 2008#	(22)
10.18	Employment Agreement by and between Karen J. Dearing and Sun Communities, Inc. dated February 5, 2008#	(22)
10.19	Long Term Incentive Plan	(5)
10.2	Sun Communities, Inc. 1998 Stock Purchase Plan#	(6)
10.2	Second Amended and Restated 1993 Stock Option Plan	(7)
10.2	Promissory Note dated March 1, 2011 in the principal amount of $115,000,000 by Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, in favor of JPMorgan Chase Bank, National Association, as Lender	(37)
10.2	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen Dearing#	(38)
10.21	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(8)
10.22	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.23	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.24	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(9)
10.25	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(15)
10.26	Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated May 10, 2004#	(15)
10.27	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc., and Gary A. Shiffman#	(15)
10.28	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(21)
10.29	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman#	(23)
10.3	Amended and Restated 1993 Non-Employee Director Stock Option Plan	(2)
10.3	Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen, dated May 10, 2004#	(15)

Exhibit Number	Description	Method of Filing
10.31	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(15)
10.32	Second Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen #	(21)
10.33	Third Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Jeffrey P. Jorissen#	(23)
10.34	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(22)
10.35	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(22)
10.36	Form of Loan Agreement dated June 9, 2004 by and among Sun Candlewick LLC, Sun Silver Star LLC and Aspen-Holland Estates, LLC, as Borrowers, and Bank of America, N.A.., as Lender	(12)
10.37	Schedule identifying substantially identical agreements to Exhibit 10.33	(12)
10.38	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and Bank of America, N.A., as Lender	(12)
10.39	Schedule identifying substantially identical agreements to Exhibit 10.35	(12)
10.4	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.4	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and Bank of America, N.A., as Lender	(12)
10.41	Schedule identifying substantially identical agreements to Exhibit 10.37	(12)
10.42	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and Bank of America, N.A., as Lender	(12)
10.43	Schedule identifying substantially identical agreements to Exhibit 10.39	(12)
10.44	Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and ARCS Commercial Mortgage Co., L.P., as Lender	(12)
10.45	Appendix I (definitions) to Amended And Restated Master Credit Facility Agreement dated April 28, 2004 by and among Sun Secured Financing LLC, Aspen Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, as Borrowers, and ARCS Commercial Mortgage Co., L.P., as Lender	(12)
10.46	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(12)
10.47	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(12)
10.48	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(12)
10.49	Fourth Amended and Restated Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $152,362,500	(12)
10.5	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.5	Credit Agreement, dated September 30, 2004, among the Company, the Operating Partnership, Standard Federal Bank National Associates, LaSalle Bank National Association and other lenders	(13)
10.51	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.52	First Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.53	First Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.54	Second Amended and Restated Promissory Note (Unsecured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.55	Second Amended and Restated Promissory Note (Secured), dated as of July 15, 2002, made by Gary A. Shiffman in favor of the Operating Partnership	(10)
10.56	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(11)
10.58	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(17)
10.59	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(17)
10.6	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(17)
10.6	2004 Non-Employee Director Stock Option Plan#	(20)
10.61	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(17)

Exhibit Number	Description	Method of Filing
10.62	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000	(18)
10.63	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.	(18)
10.64	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(18)
10.65	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(18)
10.66	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(18)
10.67	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(18)
10.68	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(18)
10.69	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(18)
10.7	Form of Restricted Stock Award Agreement#	(15)
10.7	First Amendment to Amended and Restated Master Credit Facility Agreement dated May 31, 2007 by and among (i) Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, and (ii) ARCS Commercial Mortgage Co., L.P.	(19)
10.71	Fourth Amendment to Credit Agreement dated June 1, 2007 by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., LaSalle Bank Midwest National Association, the Huntington National Bank, Keybank National Association, National City Bank of the Midwest and Sovereign Bank	(19)
10.72	Loan Agreement, dated as of June 20, 2008, by and among Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, and LaSalle Bank Midwest National Association	(25)
10.73	Open-End Mortgage, dated as of June 20, 2008, executed by Apple Orchard, L.L.C., to and for the benefit of LaSalle Bank Midwest National Association	(25)
10.74	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Lakeview LLC to and for the benefit of LaSalle Bank Midwest National Association	(25)
10.75	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Tampa East, LLC to and for the benefit of LaSalle Bank Midwest National Association	(25)
10.76	Promissory Note, dated June 20, 2008, in the principal amount of Twenty Seven Million and 00/100 Dollars ($27,000,000.00), by Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, in favor of LaSalle Bank Midwest National Association	(25)
10.77	Continuing Unconditional Guaranty, dated as of June 20, 2008, executed by Sun Communities Operating Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association	(25)
10.78	Form and Example of: Environmental Indemnity Agreement, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. and Sun Communities Operating Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association	(25)
10.79	Form and Example of: Assignment of Leases and Rents, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. to and for the benefit of LaSalle Bank Midwest National Association	(25)
10.8	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 94,570 shares of Common Stock	(3)
10.8	Agreement for Purchase and Sale, dated as of July 1, 2008, by and between Sun Communities, Inc., Sun Communities Operating Limited Partnership, and 21st Mortgage Corporation	(26)
10.81	Inventory Security Agreement and Power of Attorney dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st Mortgage Corporation	(28)
10.82	Terms Schedule dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st Mortgage Corporation	(28)
10.83	Guaranty, dated as of March 6, 2009, executed by Sun Communities, Inc. to and for the benefit of 21st Mortgage Corporation	(28)
10.84	Letter Agreement dated April 20, 2009, by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.85	Second Amendment to Amended and Restated Master Credit Facility dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.86	Interest Rate Cap Security, Pledge and Assignment Agreement dated April 28, 2009 by and among Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC and PNC ARCS LLC.	(29)
10.87	Promissory Note dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and Bank of America, N.A.	(32)
10.88	Guaranty Agreement dated June 29, 2009, by and among Sun Communities Operating Limited Partnership on behalf of Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, in favor of Bank of America, N.A.	(32)

Exhibit Number	Description	Method of Filing
10.89	Term Loan Agreement dated June 29, 2009, by and among Knollwood Estates Operating Company, LLC, Sun River Ridge Limited Partnership, Sun Countryside Gwinnett, LLC, and Bank of America, N.A.	(32)
10.9	Stock Pledge Agreement between Gary A. Shiffman and the Operating Partnership for 305,430 shares of Common Stock	(3)
10.91	Convertible Secured Revolving Credit Line Agreement dated May 10, 2010 by and among Sun Home Services, Inc., Sun Communities, Inc., and 21st Century Mortgage Corporation	(35)
10.92	Common Stock Purchase Agreement dated August 6, 2010 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership and REIT Opportunity Ltd..	(36)
21.1	List of Subsidiaries of Sun Communities, Inc.	(39)
23.1	Consent of Grant Thornton LLP	(39)
23.2	Consent of Baker Tilly Virchow Krause, LLP	(40)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(40)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(40)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(40)
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2010	(40)

(1)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972

(3)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-K for the quarter ended September 30, 1995

(4)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(5)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997

(6)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998

(7)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(8)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 14, 1999

(9)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(10)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

(11)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended

(12)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

(14)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(15)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 19, 2006

(17)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(18)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(19)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007

(20)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(21)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 4, 2008

(22)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 7, 2008

(23)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 19, 2008

(24)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated June 3, 2008

(25)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(26)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 7, 2008

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 15, 2008

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 12, 2009

(29)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009

(30)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 30, 2009

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 22, 2009

(32)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

(33)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 27, 2009

(34)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 333-158623

(35)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 11, 2010

(36)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 6, 2010

(37)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 1, 2011

(38)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 7, 2011

(39)	Previously filed

(40)	Filed herewith

#	Management contract or compensatory plan or arrangement.