Form 10-Q
period 2011-03-31
SUN COMMUNITIES INC
filed 2011-04-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2011:  20,920,232

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
 (In thousands, except per share amounts)

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Investment property, net	$1,026,767	$1,032,326
Cash and cash equivalents	4,857	8,420
Inventory of manufactured homes	3,140	2,309
Notes and other receivables	94,448	88,807
Other assets	30,863	30,829
TOTAL ASSETS	$1,160,075	$1,162,691

LIABILITIES
Debt	$1,172,966	$1,163,612
Lines of credit	62,889	94,527
Other liabilities	35,922	36,936
TOTAL LIABILITIES	$1,271,777	$1,295,075

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (March 31, 2011 and December 31, 2010, 22,722 and 21,716 shares issued respectively)	227	217
Additional paid-in capital	527,437	495,331
Accumulated other comprehensive loss	(1,860)	(2,226)
Distributions in excess of accumulated earnings	(560,335)	(549,625)
Treasury stock, at cost (March 31, 2011 and December 31, 2010, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(98,131)	(119,903)
Noncontrolling interests	(13,571)	(12,481)
TOTAL STOCKHOLDERS’ DEFICIT	(111,702)	(132,384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,160,075	$1,162,691

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES
Income from real property	$53,836	$52,007
Revenue from home sales	8,235	8,037
Rental home revenue	5,330	5,079
Ancillary revenues, net	294	226
Interest	2,068	1,796
Other (loss) income, net	(171)	272
Total revenues	69,592	67,417

COSTS AND EXPENSES
Property operating and maintenance	13,458	13,040
Real estate taxes	4,115	4,180
Cost of home sales	6,491	6,244
Rental home operating and maintenance	3,673	3,623
General and administrative - real property	4,478	3,490
General and administrative - home sales and rentals	1,973	1,933
Acquisition related costs	249	-
Depreciation and amortization	16,557	16,573
Interest	15,406	15,105
Interest on mandatorily redeemable debt	826	817
Total expenses	67,226	65,005

Income before income taxes and equity income (loss) from affiliates	2,366	2,412
Provision for state income taxes	(131)	(132)
Equity income (loss) from affiliates	350	(819)
Net income	2,585	1,461
Less: amounts attributable to noncontrolling interests	185	124
Net income attributable to Sun Communities, Inc. common stockholders	$2,400	$1,337

Weighted average common shares outstanding:
Basic	20,808	18,842
Diluted	22,902	20,984

Earnings per share:
Basic	$0.12	$0.07
Diluted	$0.11	$0.07

Cash dividends per common share:	$0.63	$0.63

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$2,585	$1,461
Unrealized gain (loss) on interest rate swaps	403	(432)
Total comprehensive income	2,988	1,029
Less: amounts attributable to noncontrolling interests	222	80
Comprehensive income attributable to Sun Communities, Inc. common stockholders	$2,766	$949

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011
 (In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit
Balance as of December 31, 2010	$217	$495,331	$(2,226)	$(549,625)	$(63,600)	$(119,903)	$(12,481)	$(132,384)
Issuance of common stock from exercise of options, net	-	45	-	-	-	45	-	45
Issuance and associated costs of common stock, net	10	31,881	-	-	-	31,891	-	31,891
Stock-based compensation - amortization and forfeitures	-	180	-	13	-	193	-	193
Net income	-	-	-	2,400	-	2,400	185	2,585
Unrealized loss on interest rate swaps and cap	-	-	366	-	-	366	37	403
Cash distributions declared of $0.63 per share	-	-	-	(13,123)	-	(13,123)	(1,312)	(14,435)
Balance as of March 31, 2011	$227	$527,437	$(1,860)	$(560,335)	$(63,600)	$(98,131)	$(13,571)	$(111,702)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,585	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of other assets and depreciated homes, net	(686)	(849)
(Gain) loss on valuation of derivative instruments	(4)	6
Stock compensation expense	215	289
Depreciation and amortization	17,031	17,206
Amortization of deferred financing costs	453	430
Equity loss from affiliates, net	-	819
Change in notes receivable from financed sales of inventory homes, net of repayments	(1,231)	(1,381)
Change in inventory, other assets and other receivables, net	(1,259)	1,866
Change in accounts payable and other liabilities	(437)	(3,005)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,667	16,842

INVESTING ACTIVITIES:
Investment in properties	(15,200)	(8,745)
Proceeds related to disposition of other assets and depreciated homes, net	405	333
Reduction of notes receivable and officer's notes, net	352	2,035
NET CASH USED FOR INVESTING ACTIVITIES	(14,443)	(6,377)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock and OP units, net	29,799	2,311
Net proceeds from stock option exercise	45	-
Borrowings on lines of credit	11,919	33,473
Payments on lines of credit	(43,557)	(29,413)
Payments to retire preferred operating partnership units	-	(925)
Proceeds from issuance of other debt	119,779	4,347
Payments on other debt	(107,888)	(3,470)
Payments for deferred financing costs	(1,449)	(17)
Distributions to stockholders and OP unit holders	(14,435)	(13,213)
NET CASH USED FOR FINANCING ACTIVITIES	(5,787)	(6,907)

Net (decrease) increase in cash and cash equivalents	(3,563)	3,558
Cash and cash equivalents, beginning of period	8,420	4,496
Cash and cash equivalents, end of period	$4,857	$8,054

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$12,893	$13,140
Cash paid for interest on mandatorily redeemable debt	$828	$817
Cash paid for state income taxes	$65	$-
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$403	$(432)
Reduction in secured borrowing balance	$2,537	$1,432
Receivable for issuance of stock	$2,092	$784

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

These unaudited interim Consolidated Financial Statements of Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned  and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 24, 2011, as amended on March 31, 2011 (the “2010 Annual Report”).

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

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2010 Annual Report.

2.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2011	December 31, 2010
Land	$116,837	$116,837
Land improvements and buildings	1,192,972	1,190,761
Rental homes and improvements	213,740	209,824
Furniture, fixtures, and equipment	36,811	36,716
Land held for future development	26,406	26,406
Investment property	1,586,766	1,580,544
Accumulated depreciation	(559,999)	(548,218)
Investment property, net	$1,026,767	$1,032,326

 Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

In April 2011, we entered into an agreement to acquire 18 manufactured home communities and 1 recreational vehicle community located in western Michigan consisting of 5,540 sites.  We expect to fund this acquisition using cash, assumption of debt and issuance of preferred OP units.  The purchase of this property is subject to customary closing conditions, including the consent of existing lenders; accordingly, we can provide no assurance that we will purchase these properties.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and during 2011 we have received a total of $4.8 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 4) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 6) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $73.2 million (net of allowance of $0.3 million) and $71.0 million (net of allowance of $0.2 million) as of March 31, 2011 and December 31, 2010, respectively.  The outstanding balance on the secured borrowing was $73.5 million and $71.3 million as of March 31, 2011 and December 31, 2010, respectively.

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

Beginning balance as of December 31, 2010	$71,278
Financed sales of manufactured homes	4,778
Principal payments and payoffs from our customers	(963)
Repurchases	(1,574)
Total activity	2,241
Ending balance as of March 31, 2011	$73,519

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $1.9 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2011	December 31, 2010
Installment notes receivable on manufactured homes, net	$10,177	$9,420
Collateralized receivables, net (see Note 3)	73,190	71,020
Other receivables, net	11,081	8,367
Total notes and other receivables, net	$94,448	$88,807

Installment Notes Receivable on Manufactured Homes

The installment notes of $10.2 million (net of allowance of $0.1 million) and $9.4 million (net of allowance of $0.1 million) as of March 31, 2011 and December 31, 2010, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  The notes have a net weighted average interest rate and maturity of 7.5 percent and 11.6 years as of March 31, 2011, and 7.0 percent and 11.1 years as of December 31, 2010.

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 3) and classified as collateralized receivables.  The receivables have a balance of $73.2 million (net of allowance of $0.3 million) and $71.0 million (net of allowance of $0.2 million) as of March 31, 2011 and December 31, 2010, respectively.  The receivables have a net weighted average interest rate and maturity of 11.3 percent and 13.3 years as of March 31, 2011 and 11.3 percent and 13.4 years as of December 31, 2010.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivable and then selling or leasing these homes to potential residents in our communities. Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was approximately $0.4 million and $0.3 million as of March 31, 2011 and December 31, 2010, respectively.

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.3 million (net of allowance of $0.3 million), home sale proceeds of $3.3 million, insurance receivables of $0.9 million, and rebates and other receivables of $5.6 million as of March 31, 2011.  Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.8 million (net of allowance of $0.4 million), home sale proceeds of $2.7 million, insurance receivables of $0.8 million, and rebates and other receivables of $3.1 million as of December 31, 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Investment in Affiliates

Origen Financial, LLC. (“LLC”)

At March 31, 2011 and 2010, we had a 25 percent ownership interest in LLC; an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

We own 5,000,000 shares of Origen which approximates an ownership interest of 19 percent.  We have suspended equity accounting for this investment as the carrying value of our investment is zero.  Our investment in Origen had a market value of approximately $9.5 million based on a quoted market closing price of $1.90 per share from the “Pink Sheet Electronic OTC Trading System” as of March 31, 2011.

The unaudited revenue and expense amounts below represent actual results through February 2011 and estimated March 2011 results.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$17,729	$19,663
Expenses	(21,088)	(24,869)
Net loss	$(3,359)	$(5,206)

6.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Collateralized term loans - CMBS	$471,944	$463,286	5.6	3.6	5.3%	5.1%
Collateralized term loans - FNMA	368,002	369,147	3.2	3.4	4.1%	4.1%
Preferred OP Units	48,322	48,322	10.0	10.2	6.9%	6.9%
Secured borrowing (see Note 3)	73,519	71,278	13.3	13.4	11.3%	11.3%
Mortgage notes, other	211,179	211,579	4.4	4.6	5.0%	4.8%
Total debt	$1,172,966	$1,163,612	5.3	4.6	5.3%	5.3%

Collateralized Term Loans

On March 1, 2011, we completed a collateralized mortgage backed security “CMBS” financing with JPMorgan Chase Bank, National Association for $115.0 million bearing an interest rate of 5.837% and a maturity of March 1, 2021. This loan is secured by 11 properties.  The loan refinanced $104.8 million of CMBS debt which was scheduled to mature in July 2011 and was collateralized using the same property pool.

The collateralized term loans totaling $839.9 million as of March 31, 2011, are secured by 87 properties comprised of 31,379 sites representing approximately $513.8 million of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt and Lines of Credit, continued

Preferred OP Units

We redeemed $0.9 million of Series B-3 Preferred OP Units in the three months ended March 31, 2010.

Our Operating Partnership had $35.8 million of convertible Preferred OP Units that were redeemable January 1, 2014.  In February 2010, our Operating Partnership completed a ten year extension on the redemption date associated with the $35.8 million convertible Preferred OP Units to January 1, 2024.  The Preferred OP Units provided for an annual preferred rate that was the greater of the 10 year U.S. Treasury bond yield in effect as of January 2nd each calendar year plus, a spread of 239 basis points or 6.5 percent, but no greater than 8.6 percent. In connection with the extension, the maximum annual preferred rate on the Preferred OP Units was increased to 9.0 percent from 8.6 percent.  These Preferred OP Units are convertible into 526,212 common shares based on a conversion price of $68 per share.

Secured Borrowing

See Note 3 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $211.2 million as of March 31, 2011, are collateralized by 19 communities comprised of 6,415 sites representing approximately $174.9 million of net book value.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $48.0 million and $81.0 million as of March 31, 2011 and December 31, 2010, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of March 31, 2011 and December 31, 2010. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal.  The weighted average interest rate on the outstanding borrowings was 1.9 percent as of March 31, 2011.  The borrowings under the line of credit mature October 1, 2011. As of March 31, 2011 and December 31, 2010, $63.0 million and $30.0 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at March 31, 2011); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $9.0 million as of March 31, 2011 and December 31, 2010 and was collateralized by 287 rental homes with a net book value of $18.1 million.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at March 31, 2011).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $5.9 million and $4.5 million as of March 31, 2011 and December 31, 2010, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt and Lines of Credit, continued

As of March 31, 2011, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Apr 2011 – Dec 2011	2012	2013	2014	2015	After 5 years
Lines of credit	$62,889	$48,000	$5,889	$-	$-	$-	$9,000
Mortgage loans payable:
Maturities	981,374	-	31,535	26,809	480,909	52,509	389,612
Principal amortization	69,751	10,763	14,459	14,766	10,058	6,089	13,616
Preferred OP Units	48,322	370	4,300	3,645	4,225	-	35,782
Secured borrowing	73,519	2,193	3,210	3,510	3,844	4,260	56,502
Total	$1,235,855	$61,326	$59,393	$48,730	$499,036	$62,858	$504,512

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of March 31, 2011, we were in compliance with all covenants.

7.	Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2011 or 2010.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2011, holders of Common OP Units converted 3,370 units to common stock.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009.  We issued 60,055 shares of common stock during the three months ended March 31, 2011.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $35.56.  Subsequent to the three months ended March 31, 2011, we received net proceeds of approximately $2.1 million related to the issuance of common stock, and used it to pay down our unsecured line of credit. At March 31, 2011 we had 420,129 shares remaining and we may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under any obligation to sell shares.  Subsequent to March 31, 2011, we issued an additional 300,000 shares of common stock at a weighted average sale price of $36.37 and received additional net proceeds of $10.7 million which were used to pay down our unsecured line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  On January 5, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our unsecured line of credit.

On April 21, 2011, aggregate dividends, distributions and dividend equivalents of $14.5 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on April 11, 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Share Based Compensation

On March 7, 2011, we issued 20,000 shares of restricted stock to our officers under the 2009 Equity Plan. The awards vest ratably over a six year period beginning on the fourth anniversary of the grant date, and have a fair value of $33.89 per share.  The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

During the three months ended March 31, 2011, 7,201 shares of common stock were issued in connection with the exercise of stock options and the net proceeds we received were insignificant.

The vesting requirements for 3,972 restricted shares granted to our employees were satisfied during the three months ended March 31, 2011.

9.	Other Income (Loss)

The components of other income (loss) are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Brokerage commissions	$148	$139
(Loss) on disposition of assets, net	(122)	(118)
Other (loss) income, net	(197)	251
Total other (loss) income, net	$(171)	$272

10.	Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal recreational vehicle revenue is included in Real Property Operations’ revenues and is approximately $5.4 million annually. This seasonal revenue is recognized 49% in the first quarter, 6.5% in both the second and third quarters and 38% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$53,836	$13,565	$67,401	$52,007	$13,116	$65,123
Operating expenses/Cost of sales	17,573	10,164	27,737	17,220	9,867	27,087
Net operating income/Gross profit	36,263	3,401	39,664	34,787	3,249	38,036
Adjustments to arrive at net income (loss):
Other revenues	1,914	277	2,191	2,073	221	2,294
General and administrative	(4,478)	(1,973)	(6,451)	(3,490)	(1,933)	(5,423)
Acquisition related costs	(249)	-	(249)	-	-	-
Depreciation and amortization	(11,016)	(5,541)	(16,557)	(11,274)	(5,299)	(16,573)
Interest expense	(16,022)	(210)	(16,232)	(15,838)	(84)	(15,922)
Equity income (loss) from affiliates, net	350	-	350	(819)	-	(819)
Provision for state income tax	(131)	-	(131)	(132)	-	(132)
Net income (loss)	6,631	(4,046)	2,585	5,307	(3,846)	1,461
Less: Net income (loss) attributable to noncontrolling interest	555	(370)	185	519	(395)	124
Net income (loss) attributable to Sun Communities, Inc.	$6,076	$(3,676)	$2,400	$4,788	$(3,451)	$1,337

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2011			December 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$883,085	$143,682	$1,026,767	$890,867	$141,459	$1,032,326
Cash and cash equivalents	5,112	(255)	4,857	8,385	35	8,420
Inventory of manufactured homes	-	3,140	3,140	-	2,309	2,309
Investment in affiliate	-	-	-	-	-	-
Notes and other receivables	89,695	4,753	94,448	84,932	3,875	88,807
Other assets	28,203	2,660	30,863	28,408	2,421	30,829
Total assets	$1,006,095	$153,980	$1,160,075	$1,012,592	$150,099	$1,162,691

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

As of March 31, 2011, we had three derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2011:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.3028%	4.7000%	2.0000%	6.7000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.3028%	2.1450%	2.0000%	4.1450%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.3070%	11.0000%	0.0000%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 14 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
Interest rate swaps and cap agreement	Other assets	$-	$-	Other liabilities	$1,759	$2,166
Total derivatives designated as hedging instruments		$-	$-		$1,759	$2,166

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended March 31, 2011 and 2010, respectively, as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income(Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Interest rate swaps and cap agreement	$403	$(432)	Interest expense	$-	$-	Interest expense	$5	$(6)
Total	$403	$(432)	Total	$-	$-	Total	$5	$(6)

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of March 31, 2011 and December 31, 2010, we had collateral deposits recorded in other assets of $3.2 million and $3.8 million, respectively.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2011.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

We had no unrecognized tax benefits as of March 31, 2011 and 2010. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2011.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.1 million for the three months ended March 31, 2011 and 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Income Taxes, continued

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million, as of March 31, 2011 and December 31, 2010, in relation to the Michigan Business Tax.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of March 31, 2011 and December 31, 2010.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2006.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the three months ended March 31, 2011.

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

Computations of basic and diluted EPS from continuing operations were as follows (in thousands, expect per share data):

	Three Months Ended
	March 31,
Numerator	2011	2010
Basic earnings: net income attributable to common stockholders	$2,400	$1,337
Add: net income attributable to noncontrolling interests of operating partnership	185	153
Diluted earnings: net income available to common stockholders and unitholders	$2,585	$1,490

Denominator
Weighted average common shares outstanding	20,661	18,665
Weighted average unvested restricted stock outstanding	147	177
Basic weighted average common shares and unvested restricted stock outstanding	20,808	18,842
Add: dilutive securities	2,094	2,142
Diluted weighted average common shares and securities	22,902	20,984

Earnings per share available to common stockholders:
Basic	$0.12	$0.07
Diluted	$0.11	$0.07

We excluded securities from the computation of diluted EPS because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted EPS as of March 31, 2011 and 2010 (amounts in thousands):

	March 31,
	2011	2010
Stock options	52	131
Convertible preferred OP units	526	526
Total securities	578	657

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of March 31, 2011.  The table presents the carrying values and fair values of our financial instruments as of March 31, 2011 and December 31, 2010 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2011		December 31, 2010
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative instruments	$-	$-	$-	$-
Installment notes on manufactured homes, net	10,177	10,177	9,420	9,420
Collateralized receivables, net	73,190	-	71,020	-

Financial liabilities
Derivative instruments	$1,759	$1,759	$2,166	$2,166
Long term debt (excluding secured borrowing)	1,099,447	1,089,891	1,092,335	1,098,519
Secured borrowing	73,519	-	71,278	-
Lines of credit	62,889	62,889	94,527	94,527

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Fair Value of Financial Instruments, continued

ASC Topic 820, Fair Value Measurements and Disclosures, establishes guidance fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of March 31, 2011.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$1,759	$-	$1,759	$-
Total liabilities	$1,759	$-	$1,759	$-

15.	Recent Accounting Pronouncements

Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

16.	Commitments and Contingencies

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162.  The essence of the dispute is whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  The Complaint requested, among other things, a declaratory judgment that the Variable Facility Fee must remain at 58 basis points during the extension period and not be raised to 200 basis points.  In November 2010, Plaintiffs filed a First Amended Complaint. On April 1, 2011 we entered into a preliminary agreement with the Defendants, which is subject to final approval, to settle the litigation.   Upon consummation of the settlement, the maturity date of Sun’s entire $368.0 million credit facility with the Defendants will be extended from 2014 to 2023.

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

SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto, along with our 2010 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of March 31, 2011, we owned and operated a portfolio of 136 properties located in 18 states (the “Properties” or “Property”), including 124 manufactured housing communities, 4 recreational vehicle communities, and 8 properties containing both manufactured housing and recreational vehicle sites. As of March 31, 2011, the Properties contained an aggregate of 47,684 developed sites comprised of 42,445 developed manufactured home sites and 5,239 recreational vehicle sites and an approximately 6,000 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes (“MHs”) and recreational vehicles (“RVs”) to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2010 Annual Report.

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

We believe that NOI is helpful to investors and analysts as a measure of operating performance because it is an indicator of the return on property investment, which provides a method of comparing property performance over time. We use NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall.  We believe that these costs included in net income often have no effect on the market value of our property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three Months ended March 31, 2011 and 2010”.

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals.  The Real Property Operations segment owns, operates, and develops manufactured housing and RV communities concentrated in the midwestern, southern, and southeastern United States and is in the business of acquiring, operating, and expanding manufactured housing and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.  We evaluate segment operating performance based on NOI and Gross Profit.

The accounting policies of the segments are the same as those applied in the Consolidated Financial Statements, except for the use of NOI. We may allocate certain common costs, primarily corporate functions, between the segments differently than we would for stand alone financial information prepared in accordance with GAAP. These allocated costs include expenses for shared services such as information technology, finance, communications, legal, and human resources. We do not allocate interest expense and certain other corporate costs not directly associated with the segments’ NOI and Gross Profit.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended March 31, 2011 and 2010.  Our Same Site portfolio is equal to our total portfolio for the three months ended March 31, 2011 and 2010.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended March 31, 2011 and 2010:

	March 31,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$50,664	$49,134	$1,530	3.1%
Property operating expenses:
Payroll and benefits	3,964	3,823	141	3.7%
Legal, taxes, & insurance	701	610	91	14.9%
Utilities	3,131	3,479	(348)	-10.0%
Supplies and repair	1,443	1,300	143	11.0%
Other	1,047	955	92	9.6%
Real estate taxes	4,115	4,180	(65)	-1.6%
Property operating expenses	14,401	14,347	54	0.4%
Real Property NOI	$36,263	$34,787	$1,476	4.2%

	As of March 31,
Other Information	2011	2010	Change
Number of properties	136	136	-
Developed sites	47,684	47,566	118
Occupied sites (1)	38,641	38,177	464
Occupancy % (1)	84.6%	83.9%	0.7%
Weighted average monthly rent per site (2)	$418	$407	$11
Sites available for development	5,439	5,588	(149)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

SUN COMMUNITIES, INC.

Real Property NOI increased by $1.5 million from $34.8 million to $36.3 million, or 4.2 percent. The growth in NOI is primarily due to increased revenues of $1.6 million offset by increased expenses of $0.1 million.

Income from real property revenues consist of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $1.6 million, from $49.1 million to $50.7 million, or 3.1 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $1.4 million due to average rental rate increases of 2.7 percent and due to the increased number of occupied home sites. Additionally, we had increased miscellaneous other property revenues of $0.2 million primarily due to revenue realized on cable television royalties.  This growth in revenue was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.

Property operating expenses increased $0.1 million, from $14.3 million to $14.4 million, or 0.4 percent.  Payroll and benefits increased by $0.1 million due to increased wages from annual merit raises.  Legal and insurance expenses increased by $0.1 million due to increase in delinquency related legal fees and property insurance.  Supplies and repair expenses increased by $0.1 million due to increased maintenance costs and snow removal. Other property operating expenses increased by $0.1 million due to increased advertising costs.  These costs were partially offset by decreased utilities charges of $0.3 million due to benefits from infrastructure changes and an increase in water sewer charges re-billed to residents.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2011 and 2010 (in thousands, except for certain items marked with *):

	Three Months Ended
	March 31,
Financial Information	2011	2010	Change	% Change
Rental home revenue	$5,330	$5,079	$251	4.9%
Site rent from Rental Program (1)	7,572	7,016	556	7.9%
Rental Program revenue	12,902	12,095	807	6.7%
Expenses
Payroll and commissions	472	500	(28)	-5.6%
Repairs and refurbishment	1,806	1,604	202	12.6%
Taxes and insurance	736	783	(47)	-6.0%
Marketing and other	659	736	(77)	-10.5%
Rental Program operating and maintenance	3,673	3,623	50	1.4%
Rental Program NOI	$9,229	$8,472	$757	8.9%

Other Information
Number of occupied rentals, end of period*	6,235	5,950	285	4.8%
Investment in occupied rental homes	$203,280	$188,697	$14,583	7.7%
Number of sold rental homes*	216	178	38	21.3%
Weighted average monthly rental rate*	$741	$729	$12	1.6%

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

Rental Program NOI increased $0.8 million from $8.5 million to $9.3 million or 8.9 percent due to increased revenues of approximately $0.8 million with expenses remaining fairly constant. Revenues increased approximately $0.8 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above.

The operating and maintenance expenses overall remained fairly constant.  Expenses associated with occupied repairs and refurbishment increased by $0.2 million due to the increased number of occupied homes in the Rental Program.  Taxes and insurance, marketing, payroll and other costs decreased by approximately $0.2 million due primarily to reductions in utility expenses and property taxes.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2011 and 2010 (in thousands, except for statistical information):

	Three Months Ended
	March 31,
Financial Information	2011	2010	Change	% Change
New home sales	$81	$897	$(816)	-91.0%
Pre-owned home sales	8,154	7,140	1,014	14.2%
Revenue from homes sales	8,235	8,037	198	2.5%

New home cost of sales	48	774	(726)	-93.8%
Pre-owned home cost of sales	6,443	5,470	973	17.8%
Cost of home sales	6,491	6,244	247	4.0%

NOI / Gross profit	$1,744	$1,793	$(49)	-2.7%

Gross profit – new homes	33	123	(90)	-73.2%
Gross margin % – new homes	40.7%	13.7%		27.0%

Gross profit – pre-owned homes	1,711	1,670	41	2.5%
Gross margin % – pre-owned homes	21.0%	23.4%		-2.4%

Statistical Information
Home sales volume:
New home sales	1	15	(14)	-93.3%
Pre-owned home sales	356	310	46	14.8%
Total homes sold	357	325	32	9.8%

Home Sales NOI remained constant due to an increase in homes sold with lower margins.

The gross profit on new home sales decreased due to the decrease in the number of new home sales.

The gross profit margin on pre-owned home sales decreased 2.4 percent from 23.4 percent to 21.0 percent.  Pre-owned home sales include the sale of homes that have been utilized in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to increase the volume of sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues decreased by $0.1 million, from $2.3 million to $2.2 million, or 4.3 percent.  This was primarily due to an increase in loan loss reserve of $0.2 million and a decrease in miscellaneous income of $0.2 million, partially offset by an increase in interest income of $0.3 million on our collateralized receivables which is completely offset by the interest expense.

Real Property general and administrative costs increased by $1.0 million, from $3.5 million to $4.5 million, or 28.6 percent due to increased compensation costs of $0.3 million and increased tax expense of $0.7 million.  The compensation cost increased due to incentive payments made in accordance to the employment agreement signed by the executive officers.  Tax expense in the three months ended March 31, 2010 included a $0.7 million reversal of a state tax provision recorded in December of 2009 and the three months ended March 31, 2011 does not contain such a reversal.

Home Sales and Rentals general and administrative costs increased by $0.1 million, from $1.9 million to $2.0 million, or 5.3 percent due to increased salary and commission costs.

Acquisition related costs increased to $0.2 million.  See Note 2 for additional information.

Depreciation and amortization costs remained constant.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $0.3 million, from $15.9 million to $16.2 million, or 1.9 percent due to increased expense associated with our secured borrowing arrangements of $0.4 million, partially offset by a reduction in expense of $0.1 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 3 for additional information.

Equity income from affiliates increased by $1.2 million, from a loss of $0.8 million to income of $0.4 million due to the suspension of equity accounting in 2011 due to our investment balance being zero.  The income recorded in 2011 is dividend income.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Real Property NOI	$36,263	$34,787
Rental Program NOI	9,229	8,472
Home Sales NOI/Gross Profit	1,744	1,793
Site rent from Rental Program (included in Real Property NOI)	(7,572)	(7,016)
NOI/Gross profit	39,664	38,036
Adjustments to arrive at net income:
Other revenues	2,191	2,294
General and administrative	(6,451)	(5,423)
Acquisition related costs	(249)	-
Depreciation and amortization	(16,557)	(16,573)
Interest expense	(16,232)	(15,922)
Equity income (loss) from affiliates, net	350	(819)
Provision for state income taxes	(131)	(132)
Net income	2,585	1,461
Less: amounts attributable to noncontrolling interest	185	124
Net income attributable to Sun Communities, Inc. common stockholders	$2,400	$1,337

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO and calculates FFO data for both basic and diluted purposes for the three months ended March 31, 2011 and 2010 (in thousands, except for per share/OP unit amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income	$2,585	$1,461
Adjustments:
Depreciation and amortization	16,897	17,034
Gain on disposition of assets, net	(686)	(849)
Funds from operations (FFO)	$18,796	$17,646

Weighted average Common Shares/OP Units outstanding:
Basic	22,889	20,981
Diluted	22,902	20,984

FFO per weighted average Common Share/OP Unit - Basic	$0.82	$0.84
FFO per weighted average Common Share/OP Unit - Diluted	$0.82	$0.84

The table below adjusts FFO to exclude certain items as detailed below (in thousands, except for per share/OP unit amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income	$2,585	$1,461
Michigan Business tax reversal	-	(740)
Equity affiliate adjustment (1)	-	819
Acquisition related costs	249	-
Benefit for state income taxes (2)	(9)	(11)
Adjusted net income	2,825	1,529
Depreciation and amortization	16,897	17,034
Gain on disposition of assets, net	(686)	(849)
Adjusted funds from operations (FFO)	$19,036	$17,714

Adjusted FFO per weighted average Common Share/OP Unit - Diluted	$0.83	$0.84

(1)	This amount represents our equity loss from affiliates in 2010. Origen declared a cash dividend of $0.4 million which remains in 2011 FFO and Adjusted FFO.

(2)
The tax benefit for the periods ended March 31, 2011 and 2010 represents the reversal of the Michigan Business Tax provision previously recorded. These taxes do not impact Adjusted FFO and would be payable from prospective proceeds of such sales.

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

We continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should such investment opportunities arise in 2011, we will finance the acquisitions through secured financing, debt and/or equity venture capital, the assumption of existing debt on the properties or the issuance of certain equity securities.  On April 1, 2011, we entered into a master contribution agreement to acquire 18 manufactured housing communities and one recreational vehicle community located in western Michigan.  The acquisition price is expected to be approximately $140.0 million, which will be funded through a combination of debt assumption, issuance of preferred OP Units and cash.  The transaction is subject to customary closing conditions and is expected to close in May 2011.

During the three months ended March 31, 2011, we have invested $5.8 million related to the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2011 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $10.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured and/or unsecured line of credit.

Cash and cash equivalents decreased by $3.5 million from $8.4 million as of December 31, 2010, to $4.9 million as of March 31, 2011. Net cash provided by operating activities from continuing operations decreased by $0.1 million from $16.8 million for the three months ended March 31, 2010 to $16.7 million for the three months ended March 31, 2011.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in our 2010 Annual Report.

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of March 31, 2011 and December 31, 2010 was $48.0 million and $81.0 million, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of March 31, 2011 and December 31, 2010. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 1.9 percent as of March 31, 2011. As of March 31, 2011, $63.0 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2011, the highest balance on the line of credit was $81.0 million.  The borrowings under the line of credit mature October 1, 2011.  If we are unable to refinance our facility, we cannot insure we will be able to secure alternative financing on satisfactory terms, if at all. If the revolving facility matures without renewal, replacement, or extension, our borrowing capacity would immediately be reduced by $115.0 million and it would adversely impact our business, results of operation and financial condition.  We are evaluating options to renew, replace, or amend the facility. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of March 31, 2011. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of March 31, 2011, the distribution coverage was 80.7 percent and the fixed charge coverage ratio was 1.67:1.

SUN COMMUNITIES, INC.

The current economic downturn and conservative lending environment have generally resulted in a reduction of the availability of financing and higher borrowing costs. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of this financial turmoil. We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above.  Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2011 through 2015 are as follows:

2011	$48.4 million inclusive of the balance outstanding on the unsecured line of credit
2012	$41.7 million inclusive of the balance outstanding on the floor plan facility
2013	$30.5 million
2014	$485.1 million
2015	$52.5 million

Pursuant to the pending Fannie Mae settlement described in Note 16, the entire credit facility of $368.0 million due to mature in 2014 will be extended to 2023.  The debt maturing in the table above would then be $185.0 million in 2014 and zero in 2015 .

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain equity securities and/or collateralization of our properties. We currently have 30 unencumbered properties with an estimated market value of $231.2 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of March 31, 2011, the borrowing base was in excess of $115.0 million by $29.4 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general global, national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2010 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2011, our debt to total market capitalization approximated 60.1 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 5.1 years and a weighted average interest rate of 5.2 percent.

Capital expenditures for the three months ended March 31, 2011 and 2010 included recurring capital expenditures of $1.1 million and $0.9 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2011.

Net cash used for investing activities was $14.4 million for the three months ended March 31, 2011, compared to $6.4 million for the three months ended March 31, 2010. The difference is primarily due to increased investment in property of $6.5 million and decreased principal repayment on an officer’s note and other notes receivable of $1.7 million.

Net cash used for financing activities was $5.8 million for the three months ended March 31, 2011, compared to $6.9 million for the three months ended March 31, 2010. The difference is due to increased net proceeds received from the issuance of additional shares of $27.5 million, increased proceeds from issuance of other debt of $115.4 million, decreased payments of preferred operating partnership units of $0.9 million, partially offset by increased net payments on the line of credit of $35.7 million, increased repayments on other debt of $104.4 million, increased distributions to our stockholders and OP unitholders of $1.2 million, and increased payments of deferred financing costs of $1.4 million.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. Forward-looking statements can be identified by words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions in this Form 10-Q that predict or indicate future events and trends and that do not report historical matters. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, and other factors, some of which are beyond our control.  These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2010 Annual Report, and our other periodic filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our assumptions, expectations of future events, or trends.

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

We have three derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of March 31, 2011. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.70 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 4.15 percent through January 2014. We have an interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR.

Our remaining variable rate debt totals $235.4 million and $247.4 million as of March 31, 2011 and 2010, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the three months ended March 31, 2011 and 2010, we believe our interest expense would have increased or decreased by approximately $0.6 million based on the $235.9 million and $248.2 million average balances outstanding under our variable rate debt facilities for the three months ended March 31, 2011 and 2010, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 16 of the Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

You should review our 2010 Annual Report, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations.  There are no material changes to the disclosure on these matters set forth in the 2010 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the three months ended March 31, 2011.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 3,370 units to common stock during 2011.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

Pursuant to our Registration Statement on Form S-3 (Commission File No. 333-158623) declared effective by the SEC on May 14, 2009 we issued 60,005 shares of common stock during the three months ended March 31, 2011. The weighted average price of the issued shares was $35.56. Subsequent to March 31, 2011, we received net proceeds of approximately $2.1 million from the issuance which were used to pay down our unsecured line of credit.  Subsequent to March 31, 2011, we issued an additional 300,000 shares of common stock at a weighted average sale price of $36.37 and received additional net proceeds of $10.7 million which were used to pay down our unsecured line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  On January 5, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our unsecured line of credit.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Loan Agreement dated March 1, 2011 among Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, and JPMorgan Chase Bank, National Association, as Lender	(1)
10.2	Promissory Note dated March 1, 2011 in the principal amount of $115,000,000 by Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, in favor of JPMorgan Chase Bank, National Association, as Lender	(1)
10.3	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	(2)
10.4	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(3)

 (1)           Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 1, 2011
 (2)           Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 7, 2011
 (3)           Filed herewith

# Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: April 28, 2011	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)