Form 10-Q
period 2011-06-30
SUN COMMUNITIES INC
filed 2011-07-28
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2011:  21,502,474

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
 (In thousands, except per share amounts)

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Investment property, net	$1,167,485	$1,032,326
Cash and cash equivalents	4,007	8,420
Inventory of manufactured homes	4,389	2,309
Notes and other receivables	102,382	88,807
Other assets	44,532	30,829
TOTAL ASSETS	$1,322,795	$1,162,691

LIABILITIES
Debt	$1,254,584	$1,163,612
Lines of credit	88,325	94,527
Other liabilities	45,334	36,936
TOTAL LIABILITIES	$1,388,243	$1,295,075

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (June 30, 2011 and December 31, 2010, 23,304 and 21,716 shares issued respectively)	233	217
Additional paid-in capital	543,657	495,331
Accumulated other comprehensive loss	(1,842)	(2,226)
Distributions in excess of accumulated earnings	(574,417)	(549,625)
Treasury stock, at cost (June 30, 2011 and December 31, 2010, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(95,969)	(119,903)
Noncontrolling interests
Preferred OP units	45,548	-
Common OP units	(15,027)	(12,481)

TOTAL STOCKHOLDERS’ DEFICIT	(65,448)	(132,384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,322,795	$1,162,691

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Income from real property	$52,264	$49,948	$106,100	$101,955
Revenue from home sales	8,146	9,598	16,381	17,635
Rental home revenue	5,427	5,052	10,757	10,131
Ancillary revenues, net	109	108	403	334
Interest	2,291	1,973	4,359	3,769
Other income (loss), net	25	62	(24)	452
Total revenues	68,262	66,741	137,976	134,276

COSTS AND EXPENSES
Property operating and maintenance	13,994	13,105	27,452	26,145
Real estate taxes	4,098	4,183	8,213	8,363
Cost of home sales	6,401	7,233	12,892	13,477
Rental home operating and maintenance	3,754	3,594	7,427	7,217
General and administrative - real property	4,833	5,627	9,311	9,117
General and administrative - home sales and rentals	1,952	1,853	3,925	3,786
Acquisition related costs	1,151	-	1,400	-
Depreciation and amortization	18,121	16,832	34,800	33,523
Interest	15,225	15,455	30,631	30,560
Interest on mandatorily redeemable debt	829	819	1,655	1,636
Total expenses	70,358	68,701	137,706	133,824

(Loss) income before income taxes and equity income (loss) from affiliates	(2,096)	(1,960)	270	452
Benefit (provision) for state income taxes	259	(129)	128	(261)
Equity income (loss) from affiliates	850	(758)	1,200	(1,577)
Net (loss) income	(987)	(2,847)	1,598	(1,386)
Less: Preferred return to preferred OP units	51	-	51	-
Less: Amounts attributable to common noncontrolling interest	(148)	(398)	37	(274)
Net (loss) income attributable to Sun Communities, Inc. common stockholders	$(890)	$(2,449)	$1,510	$(1,112)

Weighted average common shares outstanding:
Basic	21,090	19,031	21,068	18,848
Diluted	21,090	19,031	23,155	18,848

(Loss) earnings per share:
Basic	$(0.04)	$(0.13)	$0.07	$(0.06)
Diluted	$(0.04)	$(0.13)	$0.07	$(0.06)

Cash dividends per common share	$0.63	$0.63	$1.26	$1.26

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE PERIODS ENDED JUNE 30, 2011 AND 2010
 (In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(987)	$(2,847)	$1,598	$(1,386)
Unrealized gain (loss) on interest rate swaps	19	(325)	422	(757)
Total comprehensive (loss) income	(968)	(3,172)	2,020	(2,143)
Less: Comprehensive (loss) income attributable to the noncontrolling interest	(147)	(431)	75	(351)
Comprehensive (loss) income attributable to Sun Communities, Inc. common stockholders	$(821)	$(2,741)	$1,945	$(1,792)

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
 (In thousands, except per share amounts)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
Balance as of December 31, 2010	$217	$495,331	$(2,226)	$(549,625)	$(63,600)	$(119,903)	$(12,481)	$(132,384)
Issuance of common stock from exercise of options, net	-	690	-	-	-	690	-	690
Issuance and associated costs of common stock, net	16	47,081	-	-	-	47,097	-	47,097
Issuance of preferred OP units	-	-	-	-	-	-	45,548	45,548
Stock-based compensation - amortization and forfeitures	-	555	-	35	-	590	-	590
Net income	-	-	-	1,561	-	1,561	37	1,598
Unrealized gain on interest rate swaps and cap	-	-	384	-	-	384	38	422
Cash distributions	-	-	-	(26,388)	-	(26,388)	(2,621)	(29,009)
Balance as of June 30, 2011	$233	$543,657	$(1,842)	$(574,417)	$(63,600)	$(95,969)	$30,521	$(65,448)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$1,598	$(1,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposal of assets and depreciated homes, net	(1,518)	(1,654)
(Gain) loss on valuation of derivative instruments	(5)	13
Stock compensation expense	634	1,301
Depreciation and amortization	35,736	34,187
Amortization of deferred financing costs	936	849
Equity loss from affiliates, net	-	1,577
Change in notes receivable from financed sales of inventory homes, net of repayments	(2,581)	(2,599)
Change in inventory, other assets and other receivables, net	(7,859)	(418)
Change in accounts payable and other liabilities	3,712	(418)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,653	31,452

INVESTING ACTIVITIES:
Investment in properties	(39,507)	(20,652)
Acquisitions	(50,858)	-
Proceeds related to disposition of assets and depreciated homes, net	677	195
Reduction of notes receivable and officer's notes, net	723	2,631
NET CASH USED FOR INVESTING ACTIVITIES	(88,965)	(17,826)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	47,097	13,795
Net proceeds from stock option exercise	690	-
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(29,009)	(26,519)
Borrowings on lines of credit	101,400	70,759
Payments on lines of credit	(107,602)	(79,643)
Proceeds from issuance of other debt	172,483	17,104
Payments on other debt	(129,221)	(7,832)
Payments for deferred financing costs	(1,939)	(168)
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES	53,899	(12,504)

Net (decrease) increase in cash and cash equivalents	(4,413)	1,122
Cash and cash equivalents, beginning of period	8,420	4,496
Cash and cash equivalents, end of period	$4,007	$5,618

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$25,441	$26,534
Cash paid for interest on mandatorily redeemable debt	$1,657	$1,636
Cash paid for state income taxes	$359	$401
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$422	$(757)
Reduction in secured borrowing balance	$4,739	$2,978
Acquisitions - preferred OP units issued	$45,548	$-
Acquisitions - debt assumed	$52,449	$-
Acquisitions - other noncash consideration	$1,833	$-

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

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.	Real Estate Acquisitions

In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprising 17 manufactured home communities and 1 recreational vehicle community.  The 18 communities acquired are located in western Michigan and comprise 5,409 developed sites.  We believe the addition of Kentland complements our existing portfolio and enhances our long-term growth opportunities.

In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida recreational vehicle community comprising 525 developed sites.  We believe the addition of Orange City to our portfolio creates an excellent growth opportunity as well as creating a new recreational vehicle presence for us geographically.

Acquisition related costs of approximately $1.4 million have been incurred as of June 30, 2011 and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for Kentland and Orange City:

At Acquisition Date
Investment in property	$137,559
Inventory of manufactured homes	1,150
Notes	3,542
In-place leases	9,107
Other assets	1,116
Other liabilities	(1,786)
Assumed debt	(52,449)

Total identifiable assets and liabilities assumed	$98,239

Consideration

Cash	29,761
POP units	45,548
New debt proceeds	22,930

Fair value of total consideration transferred	$98,239

The purchase price allocation is preliminary and will continue to be adjusted as final costs and final valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    Real Estate Acquisitions, continued

As of June 30, 2011, the total residual value of the acquired in-place leases above is $9.1 million. The amortization period is 7 years.

The results of operations of Kentland and Orange City are included in the Consolidated Statements of Operations beginning on their acquisition dates of June 2011 and May 2011, respectively. The following unaudited pro forma financial information presents the results of our operations for the six months ended June 30, 2011 and 2010 as if the properties were acquired on January 1, 2010. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	Six Months Ended
	June 30,
	2011	2010
Total revenues	$150,255	$146,758
Net income attributable to Sun Communities, Inc. shareholders	$3,112	$432
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.15	0.02
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.13	0.02

The amount of Kentland and Orange City’s revenue and earnings included in the Consolidated Statements of Operations for the six months ended June 30, 2011 is set forth in the following table:

	Revenue	Earnings
Actual from acquisition date to June 30, 2011	$519	$266

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2011	December 31, 2010
Land	$124,073	$116,837
Land improvements and buildings	1,324,544	1,190,761
Rental homes and improvements	226,035	209,824
Furniture, fixtures, and equipment	36,971	36,716
Land held for future development	26,746	26,406
Investment property	1,738,369	1,580,544
Accumulated depreciation	(570,884)	(548,218)
Investment property, net	$1,167,485	$1,032,326

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2 for details on recent acquisitions.

4.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and during 2011 we have received a total of $10.9 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

However, we are subject to certain repurchase obligations requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home.  The repurchase provisions are considered to be a form of continuing involvement, and we have recorded these transactions as a transfer of financial assets.

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

Number of Payments	Repurchase %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
Greater than 64 but less than 120	65%
120 or more	50%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $77.1 million (net of allowance of $0.4 million) and $71.0 million (net of allowance of $0.2 million) as of June 30, 2011 and December 31, 2010, respectively.  The outstanding balance on the secured borrowing was $77.5 million and $71.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

Beginning balance as of December 31, 2010	$71,278
Financed sales of manufactured homes	10,927
Principal payments and payoffs from our customers	(1,937)
Repurchases	(2,802)
Total activity	6,188
Ending balance as of June 30, 2011	$77,466

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $2.1 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively.  The amount of interest income and expense recognized was $4.0 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively.

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2011	December 31, 2010
Installment notes receivable on manufactured homes, net	$14,011	$9,420
Collateralized receivables, net (see Note 4)	77,107	71,020
Other receivables, net	11,264	8,367
Total notes and other receivables	$102,382	$88,807

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables, continued

Installment Notes Receivable on Manufactured Homes

The installment notes of $14.0 million (net of allowance of $0.1 million) and $9.4 million (net of allowance of $0.1 million) as of June 30, 2011 and December 31, 2010, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  This also includes the notes receivable that were purchased in the Kentland acquisition.  See Note 2 for more information.  The notes have a net weighted average interest rate and maturity of 7.8 percent and 10.2 years as of June 30, 2011, and 7.0 percent and 11.1 years as of December 31, 2010.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Beginning balance as of December 31, 2010	$9,466
Financed sales of manufactured homes	1,997
Acquired notes (see Note 2)	3,542
Principal payments and payoffs from our customers	(581)
Repurchases	(316)
Total activity	4,642
Ending balance as of June 30, 2011	$14,108

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $77.1 million (net of allowance of $0.4 million) and $71.0 million (net of allowance of $0.2 million) as of June 30, 2011 and December 31, 2010, respectively.  The receivables have a net weighted average interest rate and maturity of 11.3 percent and 13.2 years as of June 30, 2011, and 11.3 percent and 13.4 years as of December 31, 2010.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivable and then selling or leasing these homes to potential residents in our communities.  Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  When an account becomes 60 days delinquent, we stop accruing interest on the account.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was approximately $0.5 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively.

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water usage of $1.9 million (net of allowance of $0.3 million), home sale proceeds of $2.7 million, insurance receivables of $1.0 million, and rebates and other receivables of $5.7 million as of June 30, 2011.  Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.8 million (net of allowance of $0.4 million), home sale proceeds of $2.7 million, insurance receivables of $0.8 million, and rebates and other receivables of $3.1 million as of December 31, 2010.

6.	Investment in Affiliates

Origen Financial Services, LLC. (“LLC”)

At June 30, 2011 and 2010, we had a 22.9 and 25.0 percent ownership interest, respectively, in LLC; an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

We own 5,000,000 shares of Origen which approximates an ownership interest of 19 percent.  We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividend payments.  Our investment in Origen had a market value of approximately $8.4 million based on a quoted market closing price of $1.68 per share from the “Pink Sheet Electronic OTC Trading System” as of June 30, 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Investment in Affiliates, continued

The unaudited revenue and expense amounts below represent actual results through May 2011 and estimated June 2011 results.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$17,109	$18,488	$34,838	$38,151
Expenses	(20,866)	(22,562)	(41,954)	(47,431)
Net loss	$(3,757)	$(4,074)	$(7,116)	$(9,280)

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Collateralized term loans - CMBS	$470,063	$463,286	5.4	3.6	5.3%	5.1%
Collateralized term loans - FNMA	366,881	369,147	11.8	3.4	3.7%	4.1%
Preferred OP Units	48,322	48,322	9.7	10.2	6.9%	6.9%
Secured borrowing (see Note 4)	77,466	71,278	13.2	13.4	11.3%	11.3%
Mortgage notes, other	291,852	211,579	4.9	4.6	5.0%	4.8%
Total debt	$1,254,584	$1,163,612	7.7	4.6	5.0%	5.3%

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

The collateralized term loans totaling $836.9 million as of June 30, 2011, are secured by 87 properties comprised of 31,370 sites representing approximately $508.7 million of net book value.

In July 2011, we reached a final agreement with the Fannie Mae (“FNMA”) and PNC Bank to settle the litigation we commenced in November 2009 over certain fees charged when the variable rate loan facility was extended in April 2009.   In accordance with the terms of the final agreement, we have the option to extend the maturity date of our entire $367.0 million credit facility with PNC Bank and FNMA from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on our variable rate facility, the effect of which reduced interest expense in the second quarter by $0.8 million. One half of this expense reduction is attributable to the first quarter of the year.

Preferred OP Units

We redeemed $0.9 million of Series B-3 Preferred OP Units in the six months ended June 30, 2010.

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

Mortgage Notes

In June 2011, we assumed secured debt with a principal balance $52.4 million as a result of the Kentland acquisition (see Note 2 for acquisition details) that has a weighted average maturity of 4.7 years and weighted average annual rate of 5.7%.  This secured debt was recorded at fair value on the date of the acquisition. This debt is secured by 12 properties.

In June 2011, we also entered into a $22.9 million financing agreement to fund the Kentland acquisition (see Note 2 for acquisition details).  The agreement has a weighted average maturity of 3.9 years and weighted average annual rate of 3.0%.  The debt was collateralized by 6 properties – 5 Kentland properties and Orange City.

In May 2011, we also completed a refinancing agreement for $23.6 million bearing an interest rate of 5.38% and a maturity of June 1, 2021.  This loan is secured by 3 properties.  The loan refinanced $17.9 million of debt which was scheduled to mature in June 2012 and was collateralized using the same property pool.

The mortgage notes totaling $291.9 million as of June 30, 2011, are collateralized by 37 properties comprised of 11,738 sites representing approximately $179.8 million of net book value.

Lines of Credit

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit was $71.4 million and $81.0 million as of June 30, 2011 and December 31, 2010, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of June 30, 2011 and December 31, 2010. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points at our option.  Prime means for any month, the prevailing “prime rate” as quoted in the Wall Street Journal.  The weighted average interest rate on the outstanding borrowings was 2.0 percent as of June 30, 2011.  The borrowings under the line of credit mature October 1, 2011. As of June 30, 2011 and December 31, 2010, $39.6 million and $30.0 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at June 30, 2011); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $9.0 million as of June 30, 2011 and December 31, 2010 and was collateralized by 521 and 522 rental homes with a net book value of $18.1 million and $18.0 million, respectively.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility that was increased to $12.0 million in the second quarter of 2011. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at June 30, 2011).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $7.9 million and $4.5 million as of June 30, 2011 and December 31, 2010, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Debt and Lines of Credit, continued

As of June 30, 2011, assuming the election of certain extension provisions, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Total Due	Jul 2011 - Dec 2011	2012	2013	2014	2015	After 5 years
Lines of credit	$88,325	$71,400	$7,925	$-	$-	$-	$9,000
Mortgage loans payable:
Maturities	991,605	-	16,757	33,770	185,771	21,153	734,154
Principal amortization	137,191	7,964	16,543	17,043	15,196	13,314	67,131
Preferred OP Units	48,322	370	4,300	3,645	4,225	-	35,782
Secured borrowing	77,466	1,534	3,322	3,638	3,984	4,413	60,575
Total	$1,342,909	$81,268	$48,847	$58,096	$209,176	$38,880	$906,642

The most restrictive of our debt agreements place limitations on secured and unsecured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of June 30, 2011, we were in compliance with all covenants.

8.      Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2011 or 2010.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2011, holders of Common OP Units converted 10,249 units to common stock.

The vesting requirements for 9,329 restricted shares granted to our employees were satisfied during the six months ended June 30, 2011.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we completed the final sale in May 2011.  On May 31, 2011, we entered into an amendment to the sales agreement pursuant to our effective shelf registration statement on Form S-3.  Our board of directors authorized the sale of an additional 1,600,000 shares after May 2011 under the sales agreement.  We issued 480,184 shares of common stock during the six months ended June 30, 2011.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $36.91.  Through June 30, 2011, we received net proceeds of approximately $17.4 million related to the issuance of common stock.  The proceeds were used to pay down our unsecured line of credit.

Subsequent to June 30, 2011, we issued an additional 161,378 shares of common stock at a weighted average sale price of $39.02 and received additional net proceeds of $6.2 million which were used to pay down our unsecured line of credit.

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

On May 6, 2011, we issued 134,500 shares of restricted stock to our officers and key employees under our 2009 Equity Incentive Plan.  The officer awards vest ratably over a six year period beginning on the fourth anniversary of the grant date.  The key employee awards vest ratably over a nine year period beginning on the third anniversary of the grant date.  All the awards have a fair value of $37.64.  The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

8.      Equity Transactions, continued

In June 2011, we issued $45.5 million of Series A-1 preferred operating partnership (“Preferred OP”) units as a result of the Kentland acquisition (see Note 2 for details).  Preferred OP unit holders can convert the POP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  These Series A-1 Preferred OP units are convertible, but not redeemable.  The Series A-1 Preferred OP unit holders receive a preferred return of 5.1% for the first two years and 6.0% thereafter.

On July 22, 2011, aggregate dividends, distributions and dividend equivalents of $14.9 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on July 12, 2011.

On July 27, 2011, we issued 10,500 director options under our 2004 Non-Employee Director Option Plan.  We are in the process of obtaining a valuation to determine the weighted average fair value of the grant and will provide the results of the valuation in our September 30, 2011 Form 10-Q.

9.	Other Income (Loss)

The components of other income (loss) are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Brokerage commissions	$146	$135	$294	$274
Other (loss) income, net	(121)	(73)	(318)	178
Total other income (loss), net	$25	$62	$(24)	$452

 10.            Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal recreational vehicle revenue is included in Real Property Operations’ revenues and is approximately $5.5 million annually. This seasonal revenue is recognized approximately 49% in the first quarter, 6.5% in both the second and third quarters and 38% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$52,264	$13,573	$65,837	$49,948	$14,650	$64,598
Operating expenses/Cost of sales	18,092	10,155	28,247	17,288	10,827	28,115
Net operating income/Gross profit	34,172	3,418	37,590	32,660	3,823	36,483
Adjustments to arrive at net income (loss):
Other revenues	2,316	109	2,425	2,035	108	2,143
General and administrative	(4,833)	(1,952)	(6,785)	(5,627)	(1,853)	(7,480)
Acquisition related costs	(1,151)	-	(1,151)	-	-	-
Depreciation and amortization	(12,462)	(5,659)	(18,121)	(11,543)	(5,289)	(16,832)
Interest expense	(15,781)	(273)	(16,054)	(16,122)	(152)	(16,274)
Equity income (loss) from affiliates, net	850	-	850	(808)	50	(758)
Benefit (provision) for state income tax	259	-	259	(129)	-	(129)
Net income (loss)	3,370	(4,357)	(987)	466	(3,313)	(2,847)
Less: Preferred return to preferred OP units	51	-	51	-	-	-
Less: Net income (loss) attributable to noncontrolling interest	243	(391)	(148)	(67)	(331)	(398)
Net income (loss) attributable to Sun Communities, Inc.	$3,076	$(3,966)	$(890)	$533	$(2,982)	$(2,449)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Segment Reporting, continued

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$106,100	$27,138	$133,238	$101,955	$27,766	$129,721
Operating expenses/Cost of sales	35,665	20,319	55,984	34,508	20,694	55,202
Net operating income/Gross profit	70,435	6,819	77,254	67,447	7,072	74,519
Adjustments to arrive at net income (loss):
Other revenues	4,335	403	4,738	4,221	334	4,555
General and administrative	(9,311)	(3,925)	(13,236)	(9,117)	(3,786)	(12,903)
Acquisition related costs	(1,400)	-	(1,400)	-	-	-
Depreciation and amortization	(23,583)	(11,217)	(34,800)	(22,930)	(10,593)	(33,523)
Interest expense	(31,803)	(483)	(32,286)	(31,960)	(236)	(32,196)
Equity income (loss) from affiliates, net	1,200	-	1,200	(1,627)	50	(1,577)
Benefit (provision) for state income tax	128	-	128	(261)	-	(261)
Net income (loss)	10,001	(8,403)	1,598	5,773	(7,159)	(1,386)
Less: Preferred return to preferred OP units	51	-	51	-	-	-
Less: Net income (loss) attributable to noncontrolling interest	798	(761)	37	452	(726)	(274)
Net income (loss) attributable to Sun Communities, Inc.	$9,152	$(7,642)	$1,510	$5,321	$(6,433)	$(1,112)

	June 30, 2011			December 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,013,549	$153,936	1,167,485	$890,867	$141,459	$1,032,326
Cash and cash equivalents	4,099	(92)	4,007	8,385	35	8,420
Inventory of manufactured homes	-	4,389	4,389	-	2,309	2,309
Notes and other receivables	97,717	4,665	102,382	84,932	3,875	88,807
Other assets	41,797	2,735	44,532	28,408	2,421	30,829
Total assets	$1,157,162	$165,633	$1,322,795	$1,012,592	$150,099	$1,162,691

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

As of June 30, 2011, we had three derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2011:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.3030%	4.7000%	0.9000%	5.6000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.3030%	2.1450%	0.9000%	3.0450%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.2458%	11.0000%	0.0000%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 14 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		June 30, 2011	December 31, 2010		June 30, 2011	December 31, 2010
Interest rate swaps and cap agreement	Other assets	$-	$-	Other liabilities	$1,738	$2,166
Total derivatives designated as hedging instruments		$-	$-		$1,738	$2,166

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended June 30, 2011 and 2010 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps and cap agreement	$19	$(325)	Interest expense	$-	$-	Interest expense	$1	$(7)
Total	$19	$(325)	Total	$-	$-	Total	$1	$(7)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Derivative Instruments and Hedging Activities, continued

The following table summarizes the impact of derivative instruments for the six months ended June 30, 2011 and 2010 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps and cap agreement	$422	$(757)	Interest expense	$-	$-	Interest expense	$5	$(13)
Total	$422	$(757)	Total	$-	$-	Total	$5	$(13)

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of June 30, 2011 and December 31, 2010, we had collateral deposits recorded in other assets of approximately $3.1 million and $3.8 million, respectively.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2011.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.

We had no unrecognized tax benefits as of June 30, 2011 and 2010. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2011.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.2 million for the three months ended June 30, 2010.  We recorded a provision for state income taxes of approximately $0.3 million for the six months ended June 30, 2010.

On May 25, 2011, a new Michigan corporate income tax regime was enacted.  The enactment of this legislation and reporting periods will vary, but the change is to be reported in the quarter or period end that includes May 2011.  The impact of the enactment on our tax provision was a $0.4 million benefit during the quarter ended June 30, 2011 due to the elimination of the Michigan Business Tax with the new legislation enactment.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of June 30, 2011 and December 31, 2010.

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

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the six months ended June 30, 2011.

13.	(Loss) Earnings Per Share

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

Computations of basic and diluted (loss) earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Numerator	2011	2010	2011	2010
Basic (loss) earnings: net (loss) income attributable to common stockholders	$(890)	$(2,449)	$1,510	$(1,112)
Add: preferred return to preferred OP units	-	-	51	-
Add: amounts attributable to common noncontrolling interest	-	-	37	-
Diluted (loss) earnings: net (loss) income available to common stockholders and unitholders	$(890)	$(2,449)	$1,598	$(1,112)

Denominator
Weighted average common shares outstanding	238	18,469	20,875	18,848
Weighted average unvested restricted stock outstanding	-	-	193	-
Basic weighted average common shares and unvested restricted stock outstanding	238	18,469	21,068	18,848
Add: dilutive securities	-	-	2,087	-
Diluted weighted average common shares and securities	238	18,469	23,155	18,848

(Loss) earnings per share available to common stockholders:
Basic	$(0.04)	$(0.13)	$0.07	$(0.06)
Diluted	$(0.04)	$(0.13)	$0.07	$(0.06)

We excluded securities from the computation of diluted (loss) earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted loss per share for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	June 30,
	2011	2010
Stock options	78	150
Unvested restricted stock	-	146
Common OP units	-	2,111
Preferred OP units	49	-
Convertible preferred OP units	526	526
Total securities	653	2,933

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of June 30, 2011.  The table presents the carrying values and fair values of our financial instruments as of June 30, 2011 and December 31, 2010 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable  because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2011		December 31, 2010
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative instruments	$-	$-	$-	$-
Installment notes on manufactured homes, net	14,011	14,011	9,420	9,420
Collateralized receivables, net	77,107	77,107	71,020	71,020

Financial liabilities
Derivative instruments	$1,738	$1,738	$2,166	$2,166
Long term debt (excluding secured borrowing)	1,177,118	1,169,658	1,092,335	1,098,519
Secured borrowing	77,466	77,466	71,278	71,278
Lines of credit	88,325	88,325	94,527	94,527

ASC Topic 820, Fair Value Measurements and Disclosures, establishes guidance fair value hierarchy established by FASB guidance that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Fair Value of Financial Instruments, continued

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of June 30, 2011.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$1,738	$-	$1,738	$-
Total liabilities	$1,738	$-	$1,738	$-

15.	Recent Accounting Pronouncements

Accounting Updates to be Adopted

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03) which amends ASC Topic 860, Transfers and Servicing.  The updated guidance in ASC Topic 860 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The updated guidance in ASC Topic 860 is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  We are currently evaluating the impact of ASU 2011-03 on our results of operations, financial condition and disclosure requirements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) which amends ASC Topic 820, Fair Value Measurement.  The updated guidance in ASC Topic 820 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   The updated guidance in ASC Topic 820 is effective during interim and annual period beginning after December 15, 2011.  Early adoption is not permitted.  We are currently evaluating the impact of ASU 2011-04 on our results of operations, financial condition and disclosure requirements.  We will apply the provisions of these accounting standards after the effective date.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income.  The updated guidance in ASC Topic 220 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   The updated guidance in ASC Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The adoption of this guidance will not have any impact on our results of operations or financial condition.

16.	Commitments and Contingencies

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162.  The essence of the dispute is whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  The Complaint requested, among other things, a declaratory judgment that the Variable Facility Fee must remain at 58 basis points during the extension period and not be raised to 200 basis points.  In November 2010, Plaintiffs filed a First Amended Complaint.  On April 1, 2011 we entered into a preliminary agreement with the Defendants which is subject to final approval, to settle the litigation.  In July 2011, the Plaintiffs reached a final agreement with the Defendants to settle the litigation.   In accordance with the terms of the final agreement, the Plaintiffs have the option to extend the maturity date of the entire $367.0 million credit facility with the Defendants from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on the variable rate facility, the effect of which reduced interest expense in the second quarter by $0.8 million. One half of this expense reduction is attributable to the first quarter of the year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.	Commitments and Contingencies, continued

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of June 30, 2011, we owned and operated a portfolio of 155 properties located in 18 states (the “Properties” or “Property”), including 141 manufactured housing communities, 5 recreational vehicle communities, and 9 properties containing both manufactured housing and recreational vehicle sites. As of June 30, 2011, the Properties contained an aggregate of 53,611 developed sites comprised of 47,490 developed manufactured home sites and 6,121 recreational vehicle sites (“RV”) and approximately 6,200 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net (loss) income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Six Months ended June 30, 2011 and 2010”.

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals.  The Real Property Operations segment owns, operates, and develops manufactured housing communities and RV communities concentrated in the midwestern, southern, and southeastern United States and is in the business of acquiring, operating, and expanding manufactured housing and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.  We evaluate segment operating performance based on NOI and Gross Profit.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$52,264	$49,948	$2,316	4.6%
Property operating expenses:
Payroll and benefits	4,126	3,933	193	4.9%
Legal, taxes, & insurance	850	767	83	10.8%
Utilities	5,811	5,436	375	6.9%
Supplies and repair	2,293	2,303	(10)	-0.4%
Other	914	666	248	37.2%
Real estate taxes	4,098	4,183	(85)	-2.0%
Property operating expenses	18,092	17,288	804	4.7%
Real Property NOI	$34,172	$32,660	$1,512	4.6%

	As of June 30,
Other Information	2011	2010	Change
Number of properties	155	136	19
Developed sites	53,611	47,564	6,047
Occupied sites (1)	43,336	38,369	4,967
Occupancy % (1)	85.0%	84.3%	0.7%
Weighted average monthly rent per site (2)	$420	$409	$11
Sites available for development	6,237	6,072	165

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites as well as Kentland and Orange City.

Real Property NOI increased by $1.5 million, from $32.7 million to $34.2 million or 4.6 percent. The growth in NOI is primarily due to increased revenues of $2.3 million offset by increased expenses of $0.8 million.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.3 million, from $49.9 million to $52.2 million, or 4.6 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $2.0 million due to average rental rate increases of 2.8 percent and the increased number of occupied home sites, partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, we had increased miscellaneous other property revenues of $0.3 million primarily due increase in water and sewer income.

Property operating expenses increased $0.8 million, from $17.3 million to $18.1 million or 4.7 percent.  Payroll and benefits increased by $0.2 million due to increased wages.  Utilities increased by $0.4 million primarily due to increased water and sewer usage.  Other property operating expenses increased by $0.3 million due to increased advertising costs and other general office expenses, partially offset by $0.1 million in decreased real estate taxes.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended June 30, 2011 and 2010.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended June 30, 2011 and 2010:
	Three Months Ended
	June 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$48,799	$47,227	$1,572	3.3%
Property operating expenses:
Payroll and benefits	4,100	3,933	167	4.2%
Legal, taxes, & insurance	841	767	74	9.6%
Utilities	2,784	2,693	91	3.4%
Supplies and repair	2,283	2,303	(20)	-0.9%
Other	923	688	235	34.2%
Real estate taxes	4,039	4,183	(144)	-3.4%
Property operating expenses	14,970	14,567	403	2.8%
Real Property NOI	$33,829	$32,660	$1,169	3.6%

	As of June 30,
Other Information	2011	2010	Change
Number of properties	136	136	-
Developed sites	47,677	47,564	113
Occupied sites (1)	38,928	38,369	559
Occupancy % (1)	85.3%	84.3%	1.0%
Weighted average monthly rent per site (2)	$420	$409	$11
Sites available for development	5,439	5,574	(135)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $1.2 million, from $32.6 million to $33.8 million or 3.6 percent. The growth in NOI is primarily due to increased revenues of $1.6 million offset by increased expenses of $0.4 million.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $1.6 million, from $47.2 million to $48.8 million, or 3.3 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $1.5 million due to average rental rate increases of 2.7 percent and the increased number of occupied home sites, partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, we had increased miscellaneous other property revenues of $0.1 million primarily due to revenue realized on cable television royalties.

Property operating expenses increased $0.4 million, from $14.6 million to $15.0 million, or 2.8 percent.  Payroll and benefits increased by $0.2 million due to increased wages.  Other property operating expenses increased by $0.2 million due to increased advertising costs and other general office expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2011 and 2010 (in thousands, except for certain items marked with *):

	Three Months Ended
	June 30,
Financial Information	2011	2010	Change	% Change
Rental home revenue	$5,427	$5,052	$375	7.4%
Site rent from Rental Program (1)	7,745	7,118	627	8.8%
Rental Program revenue	13,172	12,170	1,002	8.2%
Expenses
Payroll and commissions	472	438	34	7.8%
Repairs and refurbishment	1,785	1,744	41	2.4%
Taxes and insurance	815	812	3	0.4%
Marketing and other	682	600	82	13.7%
Rental Program operating and maintenance	3,754	3,594	160	4.5%
Rental Program NOI	$9,418	$8,576	$842	9.8%

Other Information
Number of occupied rentals, end of period*	6,444	5,953	491	8.2%
Investment in occupied rental homes	$213,602	$190,320	$23,283	12.2%
Number of sold rental homes*	200	214	(14)	-6.5%
Weighted average monthly rental rate*	$747	$729	$18	2.5%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of the Rental Program and financial impact to our operations.

Rental Program NOI increased $0.8 million, from $8.6 million to $9.4 million or 9.8 percent due to increased revenues of approximately $1.0 million and increased expenses of $0.2 million. Revenues increased approximately $1.0 million due to the increased number of residents participating in the Rental Program and increased rental rates, as indicated in the table above.

Operating and maintenance expenses increased by $0.2 million.  Repairs and refurbishment increased by $0.1 million which was driven by the increased number of occupied homes in the Rental Program. Marketing and other costs increased by $0.1 million due to increased advertising spending.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2011 and 2010 (in thousands, except for statistical information):

	Three Months Ended
	June 30,
Financial Information	2011	2010	Change	% Change
New home sales	$650	$763	$(113)	-14.8%
Pre-owned home sales	7,496	8,835	(1,339)	-15.2%
Revenue from homes sales	8,146	9,598	(1,452)	-15.1%

New home cost of sales	557	604	(47)	-7.8%
Pre-owned home cost of sales	5,844	6,629	(785)	-11.8%
Cost of home sales	6,401	7,233	(832)	-11.5%

NOI / Gross profit	$1,745	$2,365	$(620)	-26.2%

Gross profit – new homes	93	159	(66)	-41.5%
Gross margin % – new homes	14.3%	20.8%		-6.5%

Gross profit – pre-owned homes	1,652	2,206	(554)	-25.1%
Gross margin % – pre-owned homes	22.0%	25.0%		-3.0%

Statistical Information
Home sales volume:
New home sales	9	11	(2)	-18.2%
Pre-owned home sales	353	396	(43)	-10.9%
Total homes sold	362	407	(45)	-11.1%

Home Sales NOI decreased by $0.6 million, from $2.4 million to $1.8 million, or 26.2 percent due to reduced profit margins on new and pre-owned homes and fewer homes being sold.

The gross profit on new home sales decreased due to the decrease in home sales and a decreased gross margin.  The gross profit on pre-owned homes sales decreased due to a decrease in the number of home sales and a decreased gross margin.  The gross margin on pre-owned home sales decreased 3.0 percent from 25.0 percent to 22.0 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to stimulate sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.3 million, from $2.1 million to $2.4 million, or 14.3 percent.  This was primarily due to an increase in interest income of $0.4 million on collateralized receivables which is completely offset by the increase in interest expense on secured borrowings.  The increase in interest income is partially offset by $0.1 million decrease in other income driven by an increase in the loan loss reserve.  See Note 4 for additional information.

Real Property general and administrative costs decreased by $0.8 million, from $5.6 million to $4.8 million, or 14.3 percent due to a decrease in legal expenses of $0.3 million, a decrease in deferred compensation amortization of $0.6 million, partially offset by increase in employee relations expense of $0.1 million.

Home Sales and Rentals general and administrative costs increased by $0.1 million, from $1.9 million to $2.0 million, or 5.3 percent due to increased salary and bonus costs.

Acquisition related costs increased by $1.2 million.  See Note 2 for additional information.

Depreciation and amortization costs increased by $1.3 million, from $16.8 million to $18.1 million, or 7.7 percent due to increased depreciation on investment property for use in our Rental Program and other depreciation.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased by $0.2 million, from $16.3 million to $16.1 million, or 1.2 percent due to a decrease in our mortgage interest of $0.6 million primarily due to the settlement of FNMA (See Note 7 for additional information), which is partially offset by an increase in expense associated with our secured borrowing arrangements of $0.4 million.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables. See Note 4 for additional information.

Equity income (loss) from affiliates increased by $1.6 million, from a loss of $0.8 million to income of $0.8 million due to the suspension of equity accounting in 2010 as our investment balance is zero.  The income recorded in 2011 is dividend income.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Real Property NOI	$34,172	$32,660
Rental Program NOI	9,418	8,576
Home Sales NOI/Gross Profit	1,745	2,365
Site rent from Rental Program (included in Real Property NOI)	(7,745)	(7,118)
NOI/Gross profit	37,590	36,483
Adjustments to arrive at net loss:
Other revenues	2,425	2,143
General and administrative	(6,785)	(7,480)
Acquisition related costs	(1,151)	-
Depreciation and amortization	(18,121)	(16,832)
Interest expense	(16,054)	(16,274)
Benefit (provision) for state income taxes	259	(129)
Equity income (loss) from affiliates, net	850	(758)
Net loss	(987)	(2,847)
Less: preferred return to preferred OP units	51	-
Less: amounts attributable to common noncontrolling interests	(148)	(398)
Net loss attributable to Sun Communities, Inc. common stockholders	$(890)	$(2,449)

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$106,100	$101,955	$4,145	4.1%
Property operating expenses:
Payroll and benefits	8,091	7,756	335	4.3%
Legal, taxes, & insurance	1,551	1,377	174	12.6%
Utilities	12,091	11,765	326	2.8%
Supplies and repair	3,736	3,603	133	3.7%
Other	1,983	1,644	339	20.6%
Real estate taxes	8,213	8,363	(150)	-1.8%
Property operating expenses	35,665	34,508	1,157	3.4%
Real Property NOI	$70,435	$67,447	$2,988	4.4%

	As of June 30,
Other Information	2011	2010	Change
Number of properties	155	136	19
Developed sites	53,611	47,564	6,047
Occupied sites (1)	43,336	38,369	4,967
Occupancy % (1)	85.0%	84.3%	0.7%
Weighted average monthly rent per site (2)	$420	$409	$11
Sites available for development	6,237	6,072	165

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites as well as Kentland and Orange City.

Real Property NOI increased by $3.0 million, from $67.4 million to $70.4 million, or 4.4 percent. The growth in NOI is primarily due to increased revenues of $4.1 million partially offset by increased expenses of $1.1 million.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $4.1 million, from $102.0 million to $106.1 million, or 4.1 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $3.3 million due to average rental rate increases of 2.8 percent and due to the increased number of occupied home sites, partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners. Additionally, we had increased miscellaneous other property revenues of $0.8 million primarily due to an increase in water and sewer income.

Property operating expenses increased $1.1 million, from $34.5 million to $35.6 million, or 3.4 percent.  Payroll and benefits increased by $0.3 million due to increased wages.  Utility costs increased by $0.3 million primarily due to water and sewer expense.  Supplies and repair expenses increased by $0.1 million due to increased landscape maintenance costs.  Other property operating expenses increased by $0.3 million due to increased resident relation expenses, advertising, and other general office charges.  Legal, taxes and insurance increased by $0.2 million primarily due to increased property insurance costs.  Real estate taxes decreased by $0.2 million.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the six months ended June 30, 2011 and 2010.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the six months ended June 30, 2011 and 2010:
	Six Months Ended
	June 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$99,463	$96,361	$3,102	3.2%
Property operating expenses:
Payroll and benefits	8,064	7,756	308	4.0%
Legal, taxes, & insurance	1,542	1,377	165	12.0%
Utilities	5,915	6,172	(257)	-4.2%
Supplies and repair	3,726	3,603	123	3.4%
Other	1,970	1,643	327	19.9%
Real estate taxes	8,154	8,363	(209)	-2.5%
Property operating expenses	29,371	28,914	457	1.6%
Real Property NOI	$70,092	$67,447	$2,645	3.9%

	As of June 30,
Other Information	2011	2010	Change
Number of properties	136	136	-
Developed sites	47,677	47,564	113
Occupied sites (1)	38,928	38,369	559
Occupancy % (1)	85.3%	84.3%	1.0%
Weighted average monthly rent per site (2)	$420	$409	$11
Sites available for development	5,439	5,574	(135)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $2.6 million, from $67.5 million to $70.1 million, or 3.9 percent. The growth in NOI is primarily due to increased revenues of $3.1 million partially offset by increased expenses of $0.5 million.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $3.1 million, from $96.4 million to $99.5 million, or 3.2 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $2.8 million due to average rental rate increases of 2.7 percent and due to the increased number of occupied home sites, partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners. Additionally, we had increased miscellaneous other property revenues of $0.3 million primarily due to revenue realized on cable television royalties.

Property operating expenses increased $0.5 million, from $28.9 million to $29.4 million, or 1.6 percent.  Payroll and benefits increased by $0.3 million due to increased wages.  Legal, taxes and insurance increased by $0.2 million primarily due to increased property insurance costs.  Supplies and repair expenses increased by $0.1 million due to increased landscape maintenance costs.  Other property operating expenses increased by $0.3 million due to increased resident relation expenses, advertising, and other general office charges.  These costs were partially offset by increased utility recoveries of $0.2 million and decreased real estate taxes of $0.2 million.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2011 and 2010 (in thousands, except for certain items marked with *):
	Six Months Ended
	June 30,
Financial Information	2011	2010	Change	% Change
Rental home revenue	$10,757	$10,131	$626	6.2%
Site rent from Rental Program (1)	15,317	14,134	1,183	8.4%
Rental Program revenue	26,074	24,265	1,809	7.5%
Expenses
Payroll and commissions	944	938	6	0.6%
Repairs and refurbishment	3,591	3,348	243	7.3%
Taxes and insurance	1,551	1,595	(44)	-2.8%
Marketing and other	1,341	1,336	5	0.4%
Rental Program operating and maintenance	7,427	7,217	210	2.9%
Rental Program NOI	$18,647	$17,048	$1,599	9.4%

Other Information
Number of occupied rentals, end of period*	6,444	5,953	491	8.2%
Investment in occupied rental homes	$213,602	$190,320	$23,283	12.2%
Number of sold rental homes*	416	392	24	6.1%
Weighted average monthly rental rate*	$747	$729	$18	2.5%

(1)
The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and assess the overall growth and performance of the Rental Program and financial impact to our operations.

Rental Program NOI increased $1.6 million, from $17.0 million to $18.6 million, or 9.4 percent due to increased revenues of approximately $1.8 million and offset by increased expenses of approximately $0.2 million. Revenues increased primarily due to the increased number of residents participating in the Rental Program as indicated in the table above and increased rental rates.

The increase in operating and maintenance expenses of $0.2 million was primarily due to increased spending for repairs and refurbishment driven by the increased number of occupied homes in the Rental Program.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2011 and 2010 (in thousands, except for statistical information):

	Six Months Ended
	June 30,
Financial Information	2011	2010	Change	% Change
New home sales	$731	$1,660	$(929)	-56.0%
Pre-owned home sales	15,650	15,975	(325)	-2.0%
Revenue from homes sales	16,381	17,635	(1,254)	-7.1%

New home cost of sales	605	1,378	(773)	-56.1%
Pre-owned home cost of sales	12,287	12,099	188	1.6%
Cost of home sales	12,892	13,477	(585)	-4.3%

NOI / Gross profit	$3,489	$4,158	$(669)	-16.1%

Gross profit – new homes	126	282	(156)	-55.3%
Gross margin % – new homes	17.2%	17.0%		0.2%

Gross profit – pre-owned homes	3,363	3,876	(513)	-13.2%
Gross margin % – pre-owned homes	21.5%	24.3%		-2.8%

Statistical Information
Home sales volume:
New home sales	10	26	(16)	-61.5%
Pre-owned home sales	709	706	3	0.4%
Total homes sold	719	732	(13)	-1.8%

Home Sales NOI decreased by $0.7 million, from $4.2 million to $3.5 million, or 16.1 percent primarily due to reduced profit margins on pre-owned homes.

The gross profit on new home sales decreased due to a decline in sales volume.  The gross margin on pre-owned home sales decreased 2.8 percent from 24.3 percent to 21.5 percent.  The majority of our pre-owned home sales are related to homes previously used in our Rental Program. These sales convert home renters to home owners and thereby allow us to recycle capital invested in the rental program. We decreased the average selling price of our pre-owned homes to stimulate sales thereby accelerating the recycling of this capital.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.2 million, from $4.5 million to $4.7 million, or 4.4 percent.  This was an increase in interest income of $0.8 million on our collateralized receivables which is completely offset by the increase in interest expense on the related secured borrowings.  See Note 4 for additional information.  This increase was partially offset by an increase in the loan loss reserve of $0.2 million and a decrease in miscellaneous income of $0.2 million, and a decrease in other interest income of $0.2 million.

Real Property general and administrative costs increased by $0.2 million, from $9.1 million to $9.3 million, or 2.2 percent due to increased employee relation expenses of $0.1 million, training and travel expense of $0.1 million, wages of $0.3 million, and increased tax expense of $0.7 million, partially offset by  a decrease in legal costs of $0.3 million and a decrease in amortization of deferred compensation of $0.7 million.  Tax expense in the six months ended June 30, 2010 included a $0.7 million reversal of a state tax provision recorded in December of 2009 and the six months ended June 30, 2011 does not contain such a reversal.

Home Sales and Rentals general and administrative costs increased by $0.1 million, from $3.8 million to $3.9 million, or 2.6 percent due to increased salary, bonus, and commission costs.

Acquisition related costs increased to $1.4 million.  See Note 2 for additional information.

Depreciation and amortization costs increased by $1.3 million, from $33.5 million to $34.8 million, or 3.9 percent due to increased depreciation on investment property for use in our Rental Program of $0.6 million and increase other depreciation of $1.0 million, offset by a decrease in amortization of promotions and other depreciation of $0.3 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $0.1 million, from $32.2 million to $32.3 million, or 0.3 percent due to increased expense associated with our secured borrowing arrangements of $0.8 million, partially offset by a decrease in our mortgage interest of $0.7 million primarily due to the settlement of FNMA (See Note 7 for additional information).  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 4 for additional information.

Equity income (loss) from affiliates increased by $2.8 million, from a loss of $1.6 million to income of $1.2 million due to the suspension of equity accounting in 2010 as our investment balance is zero.  The income recorded in 2011 is dividend income.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Real Property NOI	$70,435	$67,447
Rental Program NOI	18,647	17,048
Home Sales NOI/Gross Profit	3,489	4,158
Site rent from Rental Program (included in Real Property NOI)	(15,317)	(14,134)
NOI/Gross profit	77,254	74,519
Adjustments to arrive at net income (loss):
Other revenues	4,738	4,555
General and administrative	(13,236)	(12,903)
Acquisition related costs	(1,400)	-
Depreciation and amortization	(34,800)	(33,523)
Interest expense	(32,286)	(32,196)
Benefit (provision) for state income taxes	128	(261)
Equity income (loss) from affiliates, net	1,200	(1,577)
Net income (loss)	1,598	(1,386)
Less: preferred return to preferred OP units	51	-
Less: amounts attributable to common noncontrolling interests	37	(274)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$1,510	$(1,112)

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

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Management also uses an Adjusted Funds from Operations (“AFFO”) non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that AFFO provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.  Other REITs may use different methods for calculating FFO and AFFO and, accordingly, our FFO and AFFO may not be comparable to other REITs.

SUN COMMUNITIES, INC.

The following table reconciles net (loss) income to FFO and AFFO, and calculates FFO and AFFO data for diluted purposes for the periods ended June 30, 2011 and 2010 (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net (loss) income attributable to Sun Communities, Inc. common stockholders	$(890)	$(2,449)	$1,510	$(1,112)
Adjustments:
Preferred return to preferred OP units	51	-	51	-
Amounts attributable to common noncontrolling interest	(148)	(398)	37	(274)
Depreciation and amortization	17,418	16,808	34,315	33,842
Loss (gain) on disposition of assets, net	320	(806)	(366)	(1,655)
Funds from operations ("FFO")	$16,751	$13,155	$35,547	$30,801
Adjustments:
Michigan Business tax reversal	-	-	-	(740)
Equity affiliate adjustment (1)	-	808	-	1,627
Acquisition related costs	1,151	-	1,400	-
Benefit for state income taxes (2)	(398)	(13)	(407)	(24)
Adjusted funds from operations ("AFFO")	$17,504	$13,950	$36,540	$31,664

Weighted average common shares outstanding:	21,090	19,031	20,875	18,848
Add:
OP units	2,075	2,113	2,078	2,126
Restricted stock	238	157	192	167
Common stock issuable upon conversion of preferred OP units	98	-	49	-
Common stock issuable upon conversion of stock options	17	11	9	7
Weighted average common shares outstanding - diluted (FFO and AFFO)	23,518	21,312	23,203	21,148

Funds from operations per share - diluted	$0.71	$0.62	$1.53	$1.46
Adjusted funds from operations per share - diluted	$0.74	$0.66	$1.57	$1.50

(1)
This amount represents our equity loss from affiliates in 2010. Origen declared cash dividends of $0.8 and $1.2 million for the three and six months ended June 30, 2011, respectively, which remain in FFO and AFFO.

(2)
 The state income tax benefit for the periods ended June 30, 2011 and 2010 represents the reversal of the Michigan Business Tax provision previously recorded. These taxes do not impact AFFO and would be payable from prospective proceeds of such sales.

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

We closed on two acquisitions in 2011 in which we acquired 19 properties in total, 17 manufactured housing communities and 2 recreational vehicle communities.  See Note 2 for details on the acquisitions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2011, we will finance the acquisitions through secured financing, debt and/or equity venture capital, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the six months ended June 30, 2011, we have invested $17.7 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2011 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured and/or unsecured lines of credit.

Cash and cash equivalents decreased by $4.4 million from $8.4 million as of December 31, 2010, to $4.0 million as of June 30, 2011. Net cash provided by operating activities from continuing operations decreased by $0.8 million from $31.5 million for the six months ended June 30, 2010 to $30.7 million for the six months ended June 30, 2011.

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

We have an unsecured revolving line of credit facility with a maximum borrowing capacity of $115.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of June 30, 2011 and December 31, 2010 was $71.4 million and $81.0 million, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of June 30, 2011 and December 31, 2010. Borrowings under the line of credit bear an interest rate of LIBOR plus 165 basis points, or Prime plus 40 basis points. We have the option to borrow at either rate.  The effective weighted average interest rate on the outstanding borrowings was 2.0 percent as of June 30, 2011. As of June 30, 2011, $39.6 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2011, the highest balance on the line of credit was $91.8 million.  The borrowings under the line of credit mature October 1, 2011. If we are unable to refinance our facility, we cannot insure we will be able to secure alternative financing on satisfactory terms, if at all. If the revolving facility matures without renewal, replacement, or extension, our borrowing capacity would immediately be reduced by $115.0 million and it would adversely impact our business, results of operation and financial condition.  We are evaluating options to renew, replace, or amend the facility. Although the unsecured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of June 30, 2011. The most limiting covenants contained in the line of credit are the distribution coverage and fixed charge coverage ratios. The distribution coverage covenant requires that distributions be no more than 90 percent of funds from operations as defined in the terms of the line of credit agreement.  The fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of June 30, 2011, the distribution coverage was 79.1 percent and the fixed charge coverage ratio was 1.84:1.

SUN COMMUNITIES, INC.

The depressed economy and the conservative lending environment have generally resulted in a reduction of the availability of financing and higher borrowing costs. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of this financial turmoil. We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above.  Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2011 through 2015 are as follows:

2011	$71.8 million inclusive of the balance outstanding on the unsecured line of credit
2012	$29.0 million inclusive of the balance outstanding on the floor plan facility
2013	$37.4 million
2014	$190.0 million
2015	$21.2 million

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 31 unencumbered properties with an estimated market value of $229.4 million, most of which support the borrowing base for our $115.0 million unsecured line of credit.  As of June 30, 2011, the borrowing base was in excess of $115.0 million by $31.1 million, which would allow us to remove properties from the borrowing base at our discretion for collateralization.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2010 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2011, our debt to total market capitalization approximated 60.4 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 7.3 years and a weighted average interest rate of 5.0 percent.

Capital expenditures for the six months ended June 30, 2011 and 2010 included recurring capital expenditures of $2.9 million and $2.8 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2011.

Net cash used for investing activities was $89.0 million for the six months ended June 30, 2011, compared to $17.8 million for the six months ended June 30, 2010. The difference is primarily due to acquisitions of $50.9 million, increased investment in property of $18.9 million and a reduction of cash from notes receivable of $1.9 million partially offset by an increase in proceeds from the disposition of homes and assets of $0.5 million.  See Note 2 for details on the acquisition.

Net cash provided for financing activities was $53.9 million for the six months ended June 30, 2011, compared to net cash used of $12.5 million for the six months ended June 30, 2010. The difference is primarily due to increased net proceeds received from the issuance of additional shares of $33.9 million, increased proceeds from issuance of other debt of $155.4 million, decrease net payments on the line of credit of $2.7 million, partially offset by increased repayments on other debt of $121.3 million, increased payments of deferred financing costs of $1.8 million, and increased distributions to our stockholders and OP unitholders of $2.5 million.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. Forward-looking statements can be identified by words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will” and similar expressions in this Form 10-Q that predict or indicate future events and trends and that do not report historical matters. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, and other factors, some of which are beyond our control.  These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2010 Annual Report, and our other periodic filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our assumptions, expectations of future events, or trends.

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

We have three derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of June 30, 2011. The first swap agreement fixes $25.0 million of variable rate borrowings at 5.60 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 3.04 percent through January 2014. We have an interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR.

Our remaining variable rate debt totals $265.6 million and $234.1 million as of June 30, 2011 and 2010, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the six months ended June 30, 2011 and 2010, we believe our interest expense would have increased or decreased by approximately $1.2 million based on the $232.0 million and $246.0 million average balances outstanding under our variable rate debt facilities for the six months ended June 30, 2011 and 2010, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2011.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 10,249 units to common stock during 2011, 6,879 units of which were converted during the three months ended June 30, 2011.

On June 23, 2011, our Operating Partnership issued 455,476 Series A-1 Preferred Operating Partnership (“Preferred OP”) units in connection with our acquisition of 17 manufactured home communities and 1 recreational vehicle community from certain entities controlled by Kentland Corporation, Wilbur A. Lettinga, William B. Lettinga and Michael Lettinga. See Note 2 of the Consolidated Financial Statements contained herein for other consideration paid in the transaction.  The Series A-1 Preferred OP units are convertible, but not redeemable.  The holders of the Series A-1 Preferred OP units can convert the Preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  The Series A-1 Preferred OP unit holders receive a preferred return of 5.1% for the first two years and 6.0% thereafter.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

Pursuant to our Registration Statement on Form S-3 (Commission File No. 333-158623) declared effective by the SEC on May 14, 2009 we issued 480,184 shares of common stock during the six months ended June 30, 2011.  The weighted average price of the issued shares was $36.91 and we received net proceeds of approximately $17.4 million which were used to pay down our unsecured line of credit.  Subsequent to June 30, 2011, we issued an additional 161,378 shares of common stock at a weighted average sale price of $39.02 and received additional net proceeds of $6.2 million which were used to pay down our unsecured line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock , or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  On January 5, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our unsecured line of credit.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Master Contribution Agreement dated April 1, 2011 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership, and Kentland Corporation, Wilbur A. Lettinga, William B. Lettinga and Michael Lettinga	(1)
2.2	Contribution Agreement (Tamarac Village) dated as of May 5, 2011 by and among Tamarac Village Holding Company MHP Holding Company #2, LLC, Tamarac Village Holding Company MHP Holding Company #1, LLC, Tamarac Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Apple Carr Village, Brookside Village, Dutton Mill Village, Hickory Hills Village, Holiday West Village, Leisure Village, Oak Island Village, Southwood Village, Sycamore Village, Warren Dunes Village and Waverly Shores Village)	(1)
2.3	Contribution Agreement (Country Meadows Village) dated as of May 5, 2011 by and among Country Meadows Village Holding Company MHP Holding Company #2, LLC, Country Meadows Village Holding Company MHP Holding Company #1, LLC, Country Meadows Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Cider Mill Village, Country Hills Village, Hidden Ridge RV Park, Pinebrook Village and Windsor Woods Village)	(1)
2.4	Membership Interest Purchase Agreement dated as of June 23, 2011 by and among Wilbur A. Lettinga, William B. Lettinga, Michael Lettinga and Sun Home Services, Inc.	(1)
4.1	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	(1)
10.1	Two Hundred Seventy Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of June 23, 2011	(1)
10.2	Term Loan Agreement dated June 23, 2011 among Cider Mill Village Mobile Home Park, LLC, Country Hills Village Mobile Home Park, LLC, Country Meadows Village Mobile Home Park, LLC, Sun Orange City LLC and Bank of America, N.A.	(1)
10.3	Promissory Note, dated June 23, 2011, in the original principal amount of $15,530,000, made by Cider Mill Village Mobile Home Park, LLC, Country Hills Village Mobile Home Park, LLC, Country Meadows Village Mobile Home Park, LLC and Sun Orange City LLC in favor of Bank of America, N.A.	(1)
10.4	Term Loan Agreement dated June 23, 2011 among Pinebrook Village Mobile Home Park, LLC, Windsor Woods Village Mobile Home Park, LLC and Bank of America, N.A.	(1)
10.5	Promissory Note, dated June 23, 2011, in the original principal amount of $7,400,000, made by Pinebrook Village Mobile Home Park, LLC, Windsor Woods Village Mobile Home Park, LLC in favor of Bank of America, N.A.	(1)
10.6	Loan Agreement dated May 10, 2011 among Sun Knollwood LLC, Sun Gwinnett LLC and Sun River Ridge II LLC, as Borrowers, and Bank of America, N.A., as Lender	(2)
10.7	Promissory Note dated May 10, 2011 in the principal amount of $23,625,000 by Sun Knollwood LLC, Sun Gwinnett LLC and Sun River Ridge II LLC, as Borrowers, in favor of Bank of America, N.A., as Lender	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(3)
101(4)	The following Sun Communities, Inc. financial information for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)	(3)

SUN COMMUNITIES, INC.

(1)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 23, 2011

(2)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 10, 2011

(3)	Filed herewith.

(4)
Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.
Dated: July 28, 2011	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)