Form 10-Q
period 2011-09-30
SUN COMMUNITIES INC
filed 2011-10-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2011:  21,703,287

SUN COMMUNITIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
 (In thousands, except per share amounts)

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Investment property, net	$1,169,414	$1,032,326
Cash and cash equivalents	4,741	8,420
Inventory of manufactured homes	3,862	2,309
Notes and other receivables	105,065	88,807
Other assets	45,541	30,829
TOTAL ASSETS	$1,328,623	$1,162,691

LIABILITIES
Debt	$1,252,132	$1,163,612
Lines of credit	104,333	94,527
Other liabilities	44,573	36,936
TOTAL LIABILITIES	$1,401,038	$1,295,075

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (September 30, 2011 and December 31, 2010, 23,505 and 21,716 shares issued respectively)	235	217
Additional paid-in capital	551,926	495,331
Accumulated other comprehensive loss	(1,641)	(2,226)
Distributions in excess of accumulated earnings	(588,338)	(549,625)
Treasury stock, at cost (September 30, 2011 and December 31, 2010, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(101,418)	(119,903)
Noncontrolling interests:
Preferred OP units	45,548	-
Common OP units	(16,545)	(12,481)

TOTAL STOCKHOLDERS’ DEFICIT	(72,415)	(132,384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,328,623	$1,162,691

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
 (In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Income from real property	$58,251	$50,169	$164,351	$152,124
Revenue from home sales	8,115	7,324	24,496	24,959
Rental home revenue	5,650	5,135	16,407	15,266
Ancillary revenues, net	31	35	434	369
Interest	2,430	2,036	6,789	5,805
Other income, net	246	10	222	462
Total revenues	74,723	64,709	212,699	198,985

COSTS AND EXPENSES
Property operating and maintenance	16,354	13,942	43,806	40,087
Real estate taxes	4,504	3,813	12,717	12,176
Cost of home sales	6,357	5,320	19,249	18,797
Rental home operating and maintenance	4,253	4,164	11,680	11,381
General and administrative - real property	5,138	3,408	14,449	12,525
General and administrative - home sales and rentals	2,109	1,873	6,034	5,659
Acquisition related costs	121	-	1,521	-
Depreciation and amortization	18,748	17,132	53,548	50,655
Interest	16,626	15,668	47,257	46,228
Interest on mandatorily redeemable debt	834	826	2,489	2,462
Total expenses	75,044	66,146	212,750	199,970

Loss before income taxes and equity income (loss) from affiliates	(321)	(1,437)	(51)	(985)
Provision for state income taxes	(150)	(143)	(22)	(404)
Equity income (loss) from affiliates	450	(69)	1,650	(1,646)
Net (loss) income	(21)	(1,649)	1,577	(3,035)
Less: Preferred return to preferred OP units	585	-	636	-
Less: Amounts attributable to common noncontrolling interests	(233)	(246)	(196)	(520)
Net (loss) income attributable to Sun Communities, Inc. common stockholders	$(373)	$(1,403)	$1,137	$(2,515)

Weighted average common shares outstanding:
Basic	21,366	19,323	21,039	19,006
Diluted	21,366	19,323	23,343	19,006

(Loss) earnings per share:
Basic	$(0.02)	$(0.07)	$0.05	$(0.13)
Diluted	$(0.02)	$(0.07)	$0.05	$(0.13)

Cash dividends per common share:	$0.63	$0.63	$1.89	$1.89

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED SEPTEMBER 30, 2011 AND 2010
 (In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(21)	$(1,649)	$1,577	$(3,035)
Unrealized gain (loss) on interest rate swaps	222	(261)	644	(1,018)
Total comprehensive income (loss)	201	(1,910)	2,221	(4,053)
Less: Comprehensive loss attributable to the noncontrolling interests	(212)	(273)	(137)	(624)
Comprehensive income (loss) attributable to Sun Communities, Inc. common stockholders	$413	$(1,637)	$2,358	$(3,429)

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
 (In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non-controlling Interest	Total Stockholders' Deficit
Balance as of December 31, 2010	$217	$495,331	$(2,226)	$(549,625)	$(63,600)	$(119,903)	$(12,481)	$(132,384)
Issuance of common stock from exercise of options, net	-	716	-	-	-	716	-	716
Issuance and associated costs of common stock, net	18	54,715	-	-	-	54,733	-	54,733
Issuance of preferred OP units	-	-	-	-	-	-	45,548	45,548
Share-based compensation - amortization and forfeitures	-	1,164	-	57	-	1,221	-	1,221
Net income (loss)	-	-	-	1,773	-	1,773	(196)	1,577
Unrealized gain on interest rate swaps	-	-	585	-	-	585	59	644
Cash distributions	-	-	-	(40,543)	-	(40,543)	(3,927)	(44,470)
Balance as of September 30, 2011	$235	$551,926	$(1,641)	$(588,338)	$(63,600)	$(101,418)	$29,003	$(72,415)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$1,577	$(3,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on valuation of derivative instruments	(7)	16
Stock compensation expense	1,273	1,593
Depreciation and amortization	52,819	49,103
Amortization of deferred financing costs	1,289	1,248
Equity loss from affiliates, net	-	1,646
Change in notes receivable from financed sales of inventory homes, net of repayments	(3,876)	(3,343)
Change in inventory, other assets and other receivables, net	(6,642)	(877)
Change in accounts payable and other liabilities	(74)	(4,316)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,359	42,035

INVESTING ACTIVITIES:
Investment in properties	(61,725)	(34,255)
Acquisitions	(51,503)	-
Proceeds related to disposition of assets and depreciated homes, net	494	691
Reduction of notes receivable and officer's notes, net	1,232	3,223
NET CASH USED FOR INVESTING ACTIVITIES	(111,502)	(30,341)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	54,733	20,686
Net proceeds from stock option exercise	716	48
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(44,470)	(40,040)
Payments to retire preferred OP units	-	(925)
Borrowings on lines of credit	150,018	103,773
Payments on lines of credit	(140,212)	(106,328)
Proceeds from issuance of other debt	177,459	21,877
Payments on other debt	(133,484)	(10,407)
Payments for deferred financing costs	(3,296)	(168)
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES	61,464	(11,484)

Net (decrease) increase in cash and cash equivalents	(3,679)	210
Cash and cash equivalents, beginning of period	8,420	4,496
Cash and cash equivalents, end of period	$4,741	$4,706

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$41,496	$39,959
Cash paid for interest on mandatorily redeemable debt	$2,491	$2,462
Cash paid for state income taxes	$539	$492
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$644	$(1,018)
Reduction in secured borrowing balance	$7,853	$5,228
Acquisitions - preferred OP units issued	$45,548	$-
Acquisitions - debt assumed	$52,398	$-
Acquisitions - other noncash consideration	$1,343	$-

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

In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprising 17 manufactured home communities and 1 recreational vehicle community.  The 18 communities acquired are located in western Michigan and comprise 5,437 developed sites.  We believe the addition of Kentland complements our existing portfolio and enhances our long-term growth opportunities.

In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida recreational vehicle community comprising 525 developed sites.  We believe the addition of Orange City to our portfolio creates an excellent growth opportunity as well as creating a new recreational vehicle presence for us geographically.

Acquisition related costs of approximately $1.5 million have been incurred as of September 30, 2011 and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

During the third quarter of 2011, we completed the purchase price allocation for the Kentland and Orange City acquisitions made during the second quarter of 2011. Some of the amounts previously estimated have changed during the measurement period. The changes in estimates included an increase in investment property of $0.1 million, an increase in in-place leases of $0.1 million, an increase in other assets of $0.2 million, an increase in other liabilities of $0.3 million, a decrease in assumed debt of $0.1 million, and an increase in cash consideration of $0.2 million.  The measurement period adjustments represent updates made to the purchase price allocation based on revisions applied to valuation estimates subsequent to the quarter of acquisition and the initial accounting. There were no significant adjustments to our Consolidated Statements of Operations.

At an auction on September 28, 2011, we successfully bid $0.4 million for a manufactured home community containing approximately 250 sites in Tyrone Township, MI purchased from the State of Michigan.  We anticipate the deed will be transferred and we will take control of operations in November 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.   Real Estate Acquisitions, continued

The following table summarizes the final amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for Kentland and Orange City:

At Acquisition Date
Investment in property	$137,688
Inventory of manufactured homes	1,150
Notes	3,542
In-place leases	9,210
Other assets	1,269
Other liabilities	(2,067)
Assumed debt	(52,398)

Total identifiable assets and liabilities assumed	$98,394

Consideration

Cash	$29,916
POP units	45,548
New debt proceeds	22,930

Fair value of total consideration transferred	$98,394

 As of September 30, 2011, the total residual value of the acquired in-place leases above is $8.9 million. The amortization period is 7 years.

The results of operations of Kentland and Orange City are included in the Consolidated Statements of Operations beginning on their acquisition dates of June 2011 and May 2011, respectively. The following unaudited pro forma financial information presents the results of our operations for the nine months ended September 30, 2011 and 2010 as if the properties were acquired on January 1, 2010. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	Nine Months Ended
	September 30,
	2011	2010
Total revenues	$224,978	$217,751
Net income (loss) attributable to Sun Communities, Inc. shareholders	$2,797	$(549)
Net income (loss) per share attributable to Sun Communities, Inc. shareholders - basic	0.13	(0.03)
Net income (loss) per share attributable to Sun Communities, Inc. shareholders - diluted	0.12	(0.03)

The amount of Kentland and Orange City’s revenue and net income included in the Consolidated Statements of Operations for the nine months ended September 30, 2011 is set forth in the following table:

	Revenue	Net Income
Actual from acquisition date to September 30, 2011	$6,312	$1,199

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	September 30, 2011	December 31, 2010
Land	$125,201	$116,837
Land improvements and buildings	1,330,311	1,190,761
Rental homes and improvements	235,270	209,824
Furniture, fixtures, and equipment	37,390	36,716
Land held for future development	25,702	26,406
Investment property	1,753,874	1,580,544
Accumulated depreciation	(584,460)	(548,218)
Investment property, net	$1,169,414	$1,032,326

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2 for details on recent acquisitions.

4.	Transfers of Financial Assets

We have completed various transactions involving our installment notes and during 2011 we have received a total of $15.9 million of cash proceeds in exchange for relinquishing our right, title and interest in the installment notes. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.

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

Number of Payments	Repurchase %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
Equal to or greater than 64 but less than 120	65%
120 or more	50%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt and Lines of Credit (see Note 7) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $78.8 million (net of allowance of $0.5 million) and $71.0 million (net of allowance of $0.2 million) as of September 30, 2011 and December 31, 2010, respectively.  The outstanding balance on the secured borrowing was $79.3 million and $71.3 million as of September 30, 2011 and December 31, 2010, respectively.

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

Beginning balance as of December 31, 2010	$71,278
Financed sales of manufactured homes	15,851
Principal payments and payoffs from our customers	(3,288)
Repurchases	(4,565)
Total activity	7,998
Ending balance as of September 30, 2011	$79,276

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $2.1 million and $1.8 million for the three months ended September 30, 2011 and 2010, respectively.  The amount of interest income and expense recognized was $6.1 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.

5.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2011	December 31, 2010
Installment notes receivable on manufactured homes, net	$13,671	$9,420
Collateralized receivables, net (see Note 4)	78,822	71,020
Other receivables, net	12,572	8,367
Total notes and other receivables	$105,065	$88,807

Installment Notes Receivable on Manufactured Homes

The installment notes of $13.7 million (net of allowance of $0.1 million) and $9.4 million (net of allowance of $0.1 million) as of September 30, 2011 and December 31, 2010, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes generally located in our communities and require monthly principal and interest payments.  This also includes the notes receivable that were purchased in the Kentland acquisition.  See Note 2 for more information.  The notes have a net weighted average interest rate and maturity of 7.8 percent and 10.2 years as of September 30, 2011, and 7.0 percent and 11.1 years as of December 31, 2010.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Beginning balance as of December 31, 2010	$9,466
Financed sales of manufactured homes	2,566
Acquired notes (see Note 2)	3,542
Principal payments and payoffs from our customers	(1,099)
Repurchases	(703)
Total activity	4,306
Ending balance as of September 30, 2011	$13,772

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Notes and Other Receivables, continued

Collateralized Receivables

Certain transactions involving our installment notes were recorded as a transfer of financial assets (see Note 4) and classified as collateralized receivables.  The receivables have a balance of $78.8 million (net of allowance of $0.5 million) and $71.0 million (net of allowance of $0.2 million) as of September 30, 2011 and December 31, 2010, respectively.  The receivables have a net weighted average interest rate and maturity of 11.2 percent and 13.2 years as of September 30, 2011, and 11.3 percent and 13.4 years as of December 31, 2010.

Allowance for Losses for Collateralized and Installment Notes Receivable

We are generally able to recover our investment in uncollectible notes receivable by repurchasing the homes that collateralized these notes receivable and then selling or leasing these homes to potential residents in our communities.  Although our experience supports a high recovery rate for repossessed homes, we believe there is some degree of uncertainty about recoverability of our investment in these repossessed homes.  When an account becomes 60 days delinquent, we stop accruing interest on the account.  We have established a loan loss reserve to record our estimated unrecoverable costs associated with these repossessed homes.  We estimate our unrecoverable costs to be the repurchase price plus repair and remarketing costs that exceed the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions and applied to our estimated annual future repossessions to create the allowance for installment notes and collateralized receivables.  The allowance for losses for collateralized and installment notes receivable was approximately $0.6 million and $0.3 million as of September 30, 2011 and December 31, 2010, respectively.

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water usage of $2.0 million (net of allowance of $0.3 million), home sale proceeds of $3.3 million, insurance receivables of $1.0 million, and rebates and other receivables of $6.3 million as of September 30, 2011.  As of December 31, 2010, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.8 million (net of allowance of $0.4 million), home sale proceeds of $2.7 million, insurance receivables of $0.8 million, and rebates and other receivables of $3.1 million.

6.	Investment in Affiliates

Origen Financial Services, LLC (“LLC”)

At September 30, 2011 and 2010, we had a 22.9 and 25.0 percent ownership interest, respectively, in LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

We own 5,000,000 shares of Origen which approximates an ownership interest of 19 percent.  We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividend payments.  Our investment in Origen had a market value of approximately $7.0 million based on a quoted market closing price of $1.40 per share from the “Pink Sheet Electronic OTC Trading System” as of September 30, 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Investment in Affiliates, continued

The unaudited revenue and expense amounts below represent actual results through August 2011 and estimated September 2011 results.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$16,649	$18,395	$51,215	$56,546
Expenses	(19,028)	(21,300)	(59,891)	(68,731)
Net loss	$(2,379)	$(2,905)	$(8,676)	$(12,185)

7.	Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Collateralized term loans - CMBS	$468,034	$463,286	5.1	3.6	5.3%	5.1%
Collateralized term loans - FNMA	365,749	369,147	11.6	3.4	3.6%	4.1%
Preferred OP Units	48,322	48,322	9.5	10.2	6.9%	6.9%
Secured borrowing (see Note 4)	79,276	71,278	13.2	13.4	11.2%	11.3%
Mortgage notes, other	290,751	211,579	4.6	4.6	5.0%	4.8%
Total debt	$1,252,132	$1,163,612	7.6	4.6	5.2%	5.3%

Collateralized Term Loans

On March 1, 2011, we completed a collateralized mortgage backed security “CMBS” financing with JPMorgan Chase Bank, National Association for $115.0 million bearing an interest rate of 5.837% and a maturity date of March 1, 2021.  This loan is secured by 11 properties.  The loan refinanced $104.8 million of CMBS debt which was scheduled to mature in July 2011 and was collateralized using the same property pool.

The collateralized term loans totaling $833.8 million as of September 30, 2011, are secured by 87 properties comprised of 31,372 sites representing approximately $504.9 million of net book value.

In July 2011, we reached an agreement with the Fannie Mae (“FNMA”) and PNC Bank regarding the settlement of the litigation we commenced in November 2009 over certain fees charged when the variable rate loan facility was extended in April 2009.   Except for certain transitional provisions, the agreement will become effective January 3, 2012 if certain conditions are met.  The litigation will be dismissed when all the terms of the agreement become effective.  In accordance with the terms of the agreement, we have the option to extend the maturity date of our entire $367.0 million credit facility with PNC Bank and FNMA from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on our variable rate facility, the effect of which reduced interest expense by $1.3 million thru September 30, 2011.  See Note 17 for a more detailed description of the agreement.

Preferred OP Units

We redeemed $0.9 million of Series B-3 Preferred OP Units in the nine months ended September 30, 2010.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Debt and Lines of Credit, continued

Mortgage Notes

In June 2011, we assumed secured debt with a principal balance $52.4 million as a result of the Kentland acquisition (see Note 2 for acquisition details) that has a weighted average maturity of 4.4 years and weighted average annual rate of 5.7%.  This secured debt was recorded at fair value on the date of the acquisition. This debt is secured by 12 properties.

In June 2011, we also entered into a $22.9 million financing agreement to fund the Kentland acquisition (see Note 2 for acquisition details).  The agreement has a weighted average maturity of 3.7 years and weighted average annual rate of 3.1%.  The debt was collateralized by 6 properties – 5 Kentland properties and Orange City.

In May 2011, we also completed a refinancing agreement for $23.6 million bearing an interest rate of 5.38% and a maturity of June 1, 2021.  This loan is secured by 3 properties.  The loan refinanced $17.9 million of debt which was scheduled to mature in June 2012 and was collateralized using the same property pool.

The mortgage notes totaling $290.8 million as of September 30, 2011, are collateralized by 37 properties comprised of 11,843 sites representing approximately $305.5 million of net book value.

Lines of Credit

On September 28, 2011, we entered into a senior secured revolving credit facility in the amount of $130.0 million (the "Facility") which replaces our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties.  The Facility has a built in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion.  The Facility matures on October 1, 2015, assuming the election of the extension.  The Facility will bear interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our current leverage ratio, the margin will be 2.75%.  The outstanding balance on the line of credit was $90.5 million and $81.0 million as of September 30, 2011 and December 31, 2010, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of September 30, 2011 and December 31, 2010.  The weighted average interest rate on the outstanding borrowings was 3.0 percent as of September 30, 2011.  As of September 30, 2011 and December 31, 2010, $35.5 million and $30.0 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at September 30, 2011); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $9.0 million as of September 30, 2011 and December 31, 2010 and was collateralized by 521 and 522 rental homes with a net book value of $18.1 million and $18.0 million, respectively.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility that was increased to $12.0 million in the second quarter of 2011. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at September 30, 2011).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $4.8 million and $4.5 million as of September 30, 2011 and December 31, 2010, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Debt and Lines of Credit, continued

As of September 30, 2011, assuming the election of certain extension provisions, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Oct 2011 - Dec 2011	2012	2013	2014	2015	After 5 years
Lines of credit	$104,333	$-	$4,833	$-	$-	$90,500	$9,000
Mortgage loans payable:
Maturities	991,624	-	16,784	33,761	188,208	24,879	727,992
Principal amortization	132,910	3,707	16,523	17,040	15,196	13,314	67,130
Preferred OP Units	48,322	370	4,300	3,645	4,225	-	35,782
Secured borrowing	79,276	793	3,389	3,715	4,067	4,504	62,808
Total	$1,356,465	$4,870	$45,829	$58,161	$211,696	$133,197	$902,712

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of September 30, 2011, we were in compliance with all covenants.

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

The vesting requirements for 20,412 restricted shares granted to our employees were satisfied during the nine months ended September 30, 2011.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we completed the final sale in May 2011.  On May 31, 2011, we entered into an amendment to the sales agreement pursuant to our effective shelf registration statement on Form S-3.  Our board of directors authorized the sale of an additional 1,600,000 shares after May 2011 under the sales agreement.  We issued 680,184 shares of common stock during the nine months ended September 30, 2011.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $37.52.  Through September 30, 2011, we received net proceeds of approximately $25.0 million related to the issuance of common stock.  The proceeds were used to pay down our line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  On January 5, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Equity Transactions, continued

In June 2011, we issued $45.5 million of Series A-1 preferred operating partnership (“Preferred OP”) units as a result of the Kentland acquisition (see Note 2 for details).  Preferred OP unit holders can convert the Preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  These Series A-1 Preferred OP units are convertible, but not redeemable.  The Series A-1 Preferred OP unit holders receive a preferred return of 5.1% for the first two years and 6.0% thereafter.

On October 21, 2011, aggregate dividends, distributions and dividend equivalents of $15.0 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on October 13, 2011.

9.      Share-Based Compensation

During the nine months ended September 30, 2011, 30,160 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.7 million.

On July 27, 2011, we issued 10,500 director options under our 2004 Non-Employee Director Option Plan.  The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the period indicated:

July 2011 Award
Estimated fair value per share of options granted	$9.70
Assumptions:
Annualized dividend yield	6.70%
Common stock price volatility	45.20%
Risk-free rate of return	1.52%
Expected option terms (in years)	5.0

10.	Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Brokerage commissions	$102	$80	$396	$354
Other income (loss), net	144	(70)	(174)	108
Total other income, net	$246	$10	$222	$462

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$58,251	$13,765	$72,016	$50,169	$12,459	$62,628
Operating expenses/Cost of sales	20,858	10,610	31,468	17,755	9,484	27,239
Net operating income/Gross profit	37,393	3,155	40,548	32,414	2,975	35,389
Adjustments to arrive at net income (loss):
Other revenues	2,676	31	2,707	2,046	35	2,081
General and administrative	(5,138)	(2,109)	(7,247)	(3,408)	(1,873)	(5,281)
Acquisition related costs	(121)	-	(121)	-	-	-
Depreciation and amortization	(12,869)	(5,879)	(18,748)	(11,745)	(5,387)	(17,132)
Interest expense	(17,226)	(234)	(17,460)	(16,304)	(190)	(16,494)
Equity income (loss) from affiliates, net	450	-	450	(19)	(50)	(69)
Provision for state income tax	(150)	-	(150)	(143)	-	(143)
Net income (loss)	5,015	(5,036)	(21)	2,841	(4,490)	(1,649)
Less: Preferred return to preferred OP units	585	-	585	-	-	-
Less: Net income (loss) attributable to noncontrolling interests	213	(446)	(233)	197	(443)	(246)
Net income (loss) attributable to Sun Communities, Inc.	$4,217	$(4,590)	$(373)	$2,644	$(4,047)	$(1,403)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.      Segment Reporting, continued

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$164,351	$40,903	$205,254	$152,124	$40,225	$192,349
Operating expenses/Cost of sales	56,523	30,929	87,452	52,263	30,178	82,441
Net operating income/Gross profit	107,828	9,974	117,802	99,861	10,047	109,908
Adjustments to arrive at net income (loss):
Other revenues	7,011	434	7,445	6,267	369	6,636
General and administrative	(14,449)	(6,034)	(20,483)	(12,525)	(5,659)	(18,184)
Acquisition related costs	(1,521)	-	(1,521)	-	-	-
Depreciation and amortization	(36,452)	(17,096)	(53,548)	(34,675)	(15,980)	(50,655)
Interest expense	(49,029)	(717)	(49,746)	(48,264)	(426)	(48,690)
Equity income (loss) from affiliates, net	1,650	-	1,650	(1,646)	-	(1,646)
Provision for state income tax	(22)	-	(22)	(404)	-	(404)
Net income (loss)	15,016	(13,439)	1,577	8,614	(11,649)	(3,035)
Less: Preferred return to preferred OP units	636	-	636	-	-	-
Less: Net income (loss) attributable to noncontrolling interests	1,011	(1,207)	(196)	649	(1,169)	(520)
Net income (loss) attributable to Sun Communities, Inc.	$13,369	$(12,232)	$1,137	$7,965	$(10,480)	$(2,515)

	September 30, 2011			December 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,009,116	$160,298	1,169,414	$890,867	$141,459	$1,032,326
Cash and cash equivalents	4,997	(256)	4,741	8,385	35	8,420
Inventory of manufactured homes	-	3,862	3,862	-	2,309	2,309
Notes and other receivables	99,812	5,253	105,065	84,932	3,875	88,807
Other assets	42,844	2,697	45,541	28,408	2,421	30,829
Total assets	$1,156,769	$171,854	$1,328,623	$1,012,592	$150,099	$1,162,691

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

As of September 30, 2011, we had three derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million and an interest rate cap agreement with a notional amount of $152.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2011:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.2458%	4.7000%	0.9000%	5.6000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.2458%	2.1450%	0.9000%	3.0450%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.3680%	11.0000%	0.0000%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 15 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
Interest rate swaps and cap agreement	Other assets	$-	$-	Other liabilities	$1,514	$2,166
Total derivatives designated as hedging instruments		$-	$-		$1,514	$2,166

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended September 30, 2011 and 2010 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps and cap agreement	$222	$(261)	Interest expense	$-	$-	Interest expense	$2	$(3)
Total	$222	$(261)	Total	$-	$-	Total	$2	$(3)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Derivative Instruments and Hedging Activities, continued

The following table summarizes the impact of derivative instruments for the nine months ended September 30, 2011 and 2010 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Interest rate swaps and cap agreement	$644	$(1,018)	Interest expense	$-	$-	Interest expense	$7	$(16)
Total	$644	$(1,018)	Total	$-	$-	Total	$7	$(16)

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of September 30, 2011 and December 31, 2010, we had collateral deposits recorded in other assets of approximately $3.1 million and $3.8 million, respectively.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2011.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.

We had no unrecognized tax benefits as of September 30, 2011 and 2010. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2011.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively.  We recorded a provision for state income taxes of approximately $0.1 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

On May 25, 2011, a new Michigan corporate income tax regime was enacted.  The enactment of this legislation and reporting periods will vary, but the impact of the change was required to be reported in the quarter or period end that included May 2011.  The impact of the enactment on our tax provision was a $0.4 million benefit during the quarter ended June 30, 2011 due to the elimination of the Michigan Business Tax with the new legislation enactment.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of September 30, 2011 and December 31, 2010.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Income Taxes, continued

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2007.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the nine months ended September 30, 2011.

14.	(Loss) Earnings Per Share

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

Computations of basic and diluted (loss) earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Numerator	2011	2010	2011	2010
Basic (loss) earnings: net (loss) income attributable to common stockholders	$(373)	$(1,403)	$1,137	$(2,515)
Add: amounts attributable to common noncontrolling interest	-	-	112	-
Diluted (loss) earnings: net (loss) income available to common stockholders and unitholders	$(373)	$(1,403)	$1,249	$(2,515)

Denominator
Weighted average common shares outstanding	21,366	19,323	21,039	19,006
Weighted average unvested restricted stock outstanding	-	-	221	-
Basic weighted average common shares and unvested restricted stock outstanding	21,366	19,323	21,260	19,006
Add: dilutive securities	-	-	2,083	-
Diluted weighted average common shares and securities	21,366	19,323	23,343	19,006

(Loss) earnings per share available to common stockholders:
Basic	$(0.02)	$(0.07)	$0.05	$(0.13)
Diluted	$(0.02)	$(0.07)	$0.05	$(0.13)

We excluded certain securities from the computation of diluted (loss) earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted (loss) earnings per share for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	88	150	-	150
Unvested restricted stock	276	140	-	140
Common OP units	2,072	2,107	-	2,107
Preferred OP units	1,111	-	1,111	-
Convertible preferred OP units	526	526	526	526
Total securities	4,073	2,923	1,637	2,923

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of earnings per share available to common stockholders.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of September 30, 2011.  The table presents the carrying values and fair values of our financial instruments as of September 30, 2011 and December 31, 2010 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2011		December 31, 2010
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative instruments	$-	$-	$-	$-
Installment notes on manufactured homes, net	13,671	13,671	9,420	9,420
Collateralized receivables, net	78,822	78,822	71,020	71,020

Financial liabilities
Derivative instruments	$1,514	$1,514	$2,166	$2,166
Long term debt (excluding secured borrowing)	1,172,855	1,156,403	1,092,335	1,098,519
Secured borrowing	79,276	79,276	71,278	71,278
Lines of credit	104,333	104,333	94,527	94,527

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Fair Value of Financial Instruments, continued

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of September 30, 2011.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$1,514	$-	$1,514	$-
Total liabilities	$1,514	$-	$1,514	$-

16.	Recent Accounting Pronouncements

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

Accounting Updates Adopted in 2011

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income.  The updated guidance in ASC Topic 220 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   The updated guidance in ASC Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The adoption of this guidance did not have any impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.	Commitments and Contingencies

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162. The essence of the dispute was whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  On March 31, 2011, the parties entered into an Agreement and Release, pursuant to which the parties agreed to stay the litigation. As part of the settlement, the Borrowers, PNC Bank, National Association (as successor in interest to ARCS Commercial Mortgage Co., L.P., and PNC ARCS, LLC), and Fannie Mae agreed to enter into a Second Amended and Restated Master Credit Facility Agreement (the “Restated Credit Agreement”) which will amend and restate in its entirety the current credit agreement. The Restated Credit Agreement was executed on July 27, 2011 and, except for certain provisions relating to the transition from the Master Credit Facility Agreement currently in effect to the Restated Credit Agreement, will become effective January 3, 2012 if certain conditions are met. In accordance with the terms of the Restated Credit Agreement, the Plaintiffs have the option to extend the maturity date of the entire $367.0 million credit facility with the Defendants from 2014 to 2023, subject to compliance with certain underwriting criteria. The Restated Credit Agreement also provided a reduction in the facility fee charged on the variable rate facility, the effect of which reduced interest expense by $1.3 million thru September 30, 2011. Under the settlement agreement, the suit will be dismissed when all of the terms of the Restated Credit Agreement become effective.

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

We recently discovered that we did not register with the SEC shares of our common stock purchased in the open market by our 401(k) plan for the benefit of participants in the plan.  We intend to file a registration statement on Form S-3 offering to rescind the purchase of shares of our common stock by persons who acquired such shares through our 401(k) plan from September 16, 2010 through September 15, 2011.  We do not expect this to have a material adverse effect on our financial position, results of operations or cash flows.

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of September 30, 2011, we owned and operated a portfolio of 155 properties located in 18 states (the “Properties” or “Property”), including 140 manufactured housing communities, 5 recreational vehicle communities, and 10 properties containing both manufactured housing and recreational vehicle sites. As of September 30, 2011, the Properties contained an aggregate of 53,713 developed sites comprised of 47,574 developed manufactured home sites and 6,139 recreational vehicle sites (“RV”) and approximately 6,200 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net (loss) income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Nine Months ended September 30, 2011 and 2010”.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2011 and 2010:
	Three Months Ended
	September 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$58,251	$50,169	$8,082	16.1%
Property operating expenses:
Payroll and benefits	4,850	4,289	561	13.1%
Legal, taxes, & insurance	780	759	21	2.8%
Utilities	6,475	5,548	927	16.7%
Supplies and repair	2,865	2,350	515	21.9%
Other	1,384	996	388	39.0%
Real estate taxes	4,504	3,813	691	18.1%
Property operating expenses	20,858	17,755	3,103	17.5%
Real Property NOI	$37,393	$32,414	$4,979	15.4%

	As of September 30,
Other Information	2011	2010	Change
Number of properties	155	136	19
Developed sites	53,713	47,579	6,134
Occupied sites (1)	43,638	38,445	5,193
Occupancy % (1)	85.4%	84.5%	1.0%
Weighted average monthly rent per site (2)	$419	$412	$7
Sites available for development	6,237	6,072	165

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $5.0 million, from $32.4 million to $37.4 million or 15.4 percent. The growth in NOI is primarily due to $3.5 million from the newly acquired properties and $1.5 million from the same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended September 30, 2011 and 2010.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended September 30, 2011 and 2010:
	Three Months Ended
	September 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$49,094	$47,242	$1,852	3.9%
Property operating expenses:
Payroll and benefits	4,303	4,289	14	0.3%
Legal, taxes, & insurance	685	759	(74)	-9.8%
Utilities	2,488	2,620	(132)	-5.0%
Supplies and repair	2,532	2,350	182	7.7%
Other	1,232	997	235	23.6%
Real estate taxes	3,902	3,813	89	2.3%
Property operating expenses	15,142	14,828	314	2.1%
Real Property NOI	$33,952	$32,414	$1,538	4.7%

	As of September 30,
Other Information	2011	2010	Change
Number of properties	136	136	-
Developed sites	47,761	47,579	182
Occupied sites (1)	39,127	38,445	682
Occupancy % (1)	85.6%	84.5%	1.1%
Weighted average monthly rent per site (2)	$423	$412	$11
Sites available for development	5,439	5,574	(135)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $1.5 million, from $32.4 million to $33.9 million or 4.7 percent. The growth in NOI is primarily due to increased revenues of $1.8 million offset by increased expenses of $0.3 million.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $1.9 million, from $47.2 million to $49.1 million, or 3.9 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $1.8 million due to average rental rate increases of 2.8 percent and the increased number of occupied home sites, partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, we had increased miscellaneous other property revenues of $0.1 million due to revenue realized on cable television royalties and increased resident fees collected.

Property operating expenses increased $0.3 million, from $14.8 million to $15.1 million, or 2.1 percent.  Supply and repairs expenses increased $0.2 million primarily due to tree, lawn and landscaping expenses, sewer repairs and gasoline expense.  Other property operating expenses increased by $0.2 million primarily due to increased resident relation costs, bank service charges and bad debt expense.  These increases were partially offset by $0.1 million increase in water/sewer recoveries.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2011 and 2010 (in thousands, except for certain items marked with *):

	Three Months Ended
	September 30,
Financial Information	2011	2010	Change	% Change
Rental home revenue	$5,650	$5,135	$515	10.0%
Site rent from Rental Program (1)	8,090	7,164	926	12.9%
Rental Program revenue	13,740	12,299	1,441	11.7%
Expenses
Commissions	485	453	32	7.1%
Repairs and refurbishment	2,154	2,122	32	1.5%
Taxes and insurance	755	807	(52)	-6.4%
Marketing and other	859	782	77	9.8%
Rental Program operating and maintenance	4,253	4,164	89	2.1%
Rental Program NOI	$9,487	$8,135	$1,352	16.6%

Other Information
Number of occupied rentals, end of period*	6,737	5,998	739	12.3%
Investment in occupied rental homes	$224,794	$193,324	$31,470	16.3%
Number of sold rental homes*	180	193	(13)	-6.7%
Weighted average monthly rental rate*	$752	$731	$21	2.9%

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

Rental Program NOI increased $1.4 million, from $8.1 million to $9.5 million or 16.6 percent due to increased revenues of approximately $1.4 million primarily due to the increased number of residents participating in the Rental Program and increased rental rates.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2011 and 2010 (in thousands, except for statistical information):
	Three Months Ended
	September 30,
Financial Information	2011	2010	Change	% Change
New home sales	$729	$244	$485	198.8%
Pre-owned home sales	7,386	7,080	306	4.3%
Revenue from homes sales	8,115	7,324	791	10.8%

New home cost of sales	610	217	393	181.1%
Pre-owned home cost of sales	5,747	5,103	644	12.6%
Cost of home sales	6,357	5,320	1,037	19.5%

NOI / Gross profit	$1,758	$2,004	$(246)	-12.3%

Gross profit – new homes	119	27	92	340.7%
Gross margin % – new homes	16.3%	11.1%		5.2%

Gross profit – pre-owned homes	1,639	1,977	(338)	-17.1%
Gross margin % – pre-owned homes	22.2%	27.9%		-5.7%

Statistical Information
Home sales volume:
New home sales	9	3	6	200.0%
Pre-owned home sales	358	340	18	5.3%
Total homes sold	367	343	24	7.0%

Home Sales NOI decreased by $0.3 million, from $2.0 million to $1.7 million, or 12.3 percent due to reduced profit margins on pre-owned homes, partially offset by the increase in the number of homes sold.

The gross profit on new home sales increased due to the increase in the number of home sales and an increased gross margin on those sales.  The gross profit on pre-owned homes sales decreased due to a decreased gross margin of 5.7 percent from 27.9 percent to 22.2 percent.   We decreased the average margin of our pre-owned homes to stimulate sales thereby accelerating the recycling of capital invested in inventory and the Rental Program.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.6 million, from $2.1 million to $2.7 million, or 28.6 percent.  This was primarily due to an increase in interest income of $0.3 million from collateralized receivables, a $0.2 million increase in installment note receivables and a $0.1 million decrease in loan loss reserve.

Real Property general and administrative costs increased by $1.7 million, from $3.4 million to $5.1 million, or 50.0 percent due to an increase in legal expenses of $0.3 million, an increase in payroll expenses of $1.1 million and an increase of $0.3 million in other expenses related to training and employee retention. The payroll expense increase is due to increased accrued bonuses of $0.5 million, an increase in share-based compensation amortization of $0.4 million, and a $0.2 million increase in wages from annual increases.

Home Sales and Rentals general and administrative costs increased by $0.2 million, from $1.9 million to $2.1 million, or 10.5 percent due to increased salary, commission and bonus costs of $0.3 million.

Acquisition related costs increased by $0.1 million.  See Note 2 for additional information.

Depreciation and amortization costs increased by $1.6 million, from $17.1 million to $18.7 million, or 9.4 percent due to increased depreciation on investment property for use in our Rental Program and other depreciation primarily attributable to the newly acquired properties. (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $1.0 million, from $16.5 million to $17.5 million, or 6.1 percent due to an increase in expense associated with our secured borrowing arrangements of $0.3 million and an  increase of $0.7 million due to interest expense for the debt associated with the acquired properties – see Note 2.

Equity income (loss) from affiliates increased by $0.5 million, from a loss of $0.1 million to income of $0.4 million due to the suspension of equity accounting in 2010 as our investment balance is zero.  The income recorded in 2011 is dividend income.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Real Property NOI	$37,393	$32,414
Rental Program NOI	9,487	8,135
Home Sales NOI/Gross Profit	1,758	2,004
Site rent from Rental Program (included in Real Property NOI)	(8,090)	(7,164)
NOI/Gross profit	40,548	35,389
Adjustments to arrive at net loss:
Other revenues	2,707	2,081
General and administrative	(7,247)	(5,281)
Acquisition related costs	(121)	-
Depreciation and amortization	(18,748)	(17,132)
Interest expense	(17,460)	(16,494)
Provision for state income taxes	(150)	(143)
Equity income (loss) from affiliates, net	450	(69)
Net loss	(21)	(1,649)
Less: preferred return to preferred OP units	585	-
Less: amounts attributable to common noncontrolling interests	(233)	(246)
Net loss attributable to Sun Communities, Inc. common stockholders	$(373)	$(1,403)

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2011 and 2010:
	Nine Months Ended
	September 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$164,351	$152,124	$12,227	8.0%
Property operating expenses:
Payroll and benefits	12,941	12,045	896	7.4%
Legal, taxes, & insurance	2,331	2,136	195	9.1%
Utilities	18,566	17,313	1,253	7.2%
Supplies and repair	6,601	5,953	648	10.9%
Other	3,367	2,640	727	27.5%
Real estate taxes	12,717	12,176	541	4.4%
Property operating expenses	56,523	52,263	4,260	8.2%
Real Property NOI	$107,828	$99,861	$7,967	8.0%

	As of September 30,
Other Information	2011	2010	Change
Number of properties	155	136	19
Developed sites	53,713	47,579	6,134
Occupied sites (1)	43,638	38,445	5,193
Occupancy % (1)	85.4%	84.5%	1.0%
Weighted average monthly rent per site (2)	$419	$412	$7
Sites available for development	6,237	6,072	165

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $8.0 million, from $99.9 million to $107.9 million, or 8.0 percent. The growth in NOI is primarily due to $3.9 million from the newly acquired properties and $4.1 million from the same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the nine months ended September 30, 2011 and 2010.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$148,557	$143,603	$4,954	3.4%
Property operating expenses:
Payroll and benefits	12,367	12,045	322	2.7%
Legal, taxes, & insurance	2,227	2,136	91	4.3%
Utilities	8,403	8,792	(389)	-4.4%
Supplies and repair	6,258	5,953	305	5.1%
Other	3,202	2,640	562	21.3%
Real estate taxes	12,056	12,176	(120)	-1.0%
Property operating expenses	44,513	43,742	771	1.8%
Real Property NOI	$104,044	$99,861	$4,183	4.2%

	As of September 30,
Other Information	2011	2010	Change
Number of properties	136	136	-
Developed sites	47,761	47,579	182
Occupied sites (1)	39,127	38,445	682
Occupancy % (1)	85.6%	84.5%	1.1%
Weighted average monthly rent per site (2)	$423	$412	$11
Sites available for development	5,439	5,574	(135)

(1)	Occupied sites and occupancy % include manufactured housing and permanent recreational vehicle sites, and exclude seasonal recreational vehicle sites.
(2)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal recreational vehicle sites.

Real Property NOI increased by $4.1 million, from $99.9 million to $104.0 million, or 4.2 percent. The growth in NOI is primarily due to increased revenues of $4.9 million partially offset by increased expenses of $0.8 million.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $4.9 million, from $143.6 million to $148.5 million, or 3.4 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $4.5 million due to average rental rate increases of 2.8 percent and due to the increased number of occupied home sites, partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners. Additionally, we had increased miscellaneous other property revenues of $0.4 million due to revenue realized on cable television royalties and increased resident fees collected.

Property operating expenses increased $0.8 million, from $43.7 million to $44.6 million, or 1.8 percent.  The $0.3 million change in payroll and benefits is due to a $0.4 million increase in wages and a $0.1 million decrease in benefit costs.  Legal, taxes and insurance increased by $0.1 million primarily due to increased property insurance costs.  Supplies and repair expenses increased by $0.3 million due to increased landscape maintenance, sewer repairs, community maintenance and gasoline costs.  Other property operating expenses increased by $0.6 million due to increased resident relation, advertising, bad debt and bank service charges.  These costs were partially offset by increased water and sewer recoveries of $0.2 million, a decrease in various utility expenses of $0.2 million and decreased real estate taxes of $0.1 million.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2011 and 2010 (in thousands, except for certain items marked with *):

	Nine Months Ended
	September 30,
Financial Information	2011	2010	Change	% Change
Rental home revenue	$16,407	$15,266	$1,141	7.5%
Site rent from Rental Program (1)	23,407	21,298	2,109	9.9%
Rental Program revenue	39,814	36,564	3,250	8.9%
Expenses
Commissions	1,429	1,391	38	2.7%
Repairs and refurbishment	5,745	5,470	275	5.0%
Taxes and insurance	2,306	2,402	(96)	-4.0%
Marketing and other	2,200	2,118	82	3.9%
Rental Program operating and maintenance	11,680	11,381	299	2.6%
Rental Program NOI	$28,134	$25,183	$2,951	11.7%

Other Information
Number of occupied rentals, end of period*	6,737	5,998	739	12.3%
Investment in occupied rental homes	$224,794	$193,324	$31,470	16.3%
Number of sold rental homes*	596	585	11	1.9%
Weighted average monthly rental rate*	$752	$731	$21	2.9%

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

Rental Program NOI increased $3.0 million, from $25.2 million to $28.2 million, or 11.7 percent due to increased revenues of approximately $3.3 million and offset by increased expenses of approximately $0.3 million. Revenues increased primarily due to the increased number of residents participating in the Rental Program and increased rental rates.

The increase in operating and maintenance expenses of $0.3 million was primarily due to increased spending for repairs and refurbishment driven by the increased number of homes in the Rental Program.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2011 and 2010 (in thousands, except for statistical information):

	Nine Months Ended
	September 30,
Financial Information	2011	2010	Change	% Change
New home sales	$1,460	$1,904	$(444)	-23.3%
Pre-owned home sales	23,036	23,055	(19)	-0.1%
Revenue from homes sales	24,496	24,959	(463)	-1.9%

New home cost of sales	1,215	1,595	(380)	-23.8%
Pre-owned home cost of sales	18,034	17,202	832	4.8%
Cost of home sales	19,249	18,797	452	2.4%

NOI / Gross profit	$5,247	$6,162	$(915)	-14.8%

Gross profit – new homes	245	309	(64)	-20.7%
Gross margin % – new homes	16.8%	16.2%		0.6%

Gross profit – pre-owned homes	5,002	5,853	(851)	-14.5%
Gross margin % – pre-owned homes	21.7%	25.4%		-3.7%

Statistical Information
Home sales volume:
New home sales	19	29	(10)	-34.5%
Pre-owned home sales	1,067	1,046	21	2.0%
Total homes sold	1,086	1,075	11	1.0%

Home Sales NOI decreased by $1.0 million, from $6.2 million to $5.2 million, or 14.8 percent primarily due to reduced profit margins on pre-owned homes.

The gross profit on new home sales decreased due to a decline in sales volume.  The gross margin on pre-owned home sales decreased 3.7 percent from 25.4 percent to 21.7 percent.  We decreased the average margin of our pre-owned homes to stimulate sales thereby accelerating the recycling of capital invested in inventory and the Rental Program.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.8 million, from $6.6 million to $7.4 million, or 12.1 percent.  This was due to an increase in interest income of $1.1 million on our collateralized receivables, partially offset by an increase in the loan loss reserve of $0.1 million and a decrease in miscellaneous income of $0.2 million.

Real Property general and administrative costs increased by $1.9 million, from $12.5 million to $14.4 million, or 15.2 percent due to increased wages and bonuses of $0.8 million, employee relation expenses of $0.2 million, training and travel expense of $0.1 million, and increased tax expense of $0.7 million. Tax expense in the nine months ended September 30, 2010 included a $0.7 million reversal of a state tax provision recorded in December of 2009 and the nine months ended September 30, 2011 does not contain such a reversal.

Home Sales and Rentals general and administrative costs increased by $0.4 million, from $5.7 million to $6.1 million, or 7.0 percent due to increased salary, bonus, and commission costs.

Acquisition related costs increased to $1.5 million.  See Note 2 for additional information.

Depreciation and amortization costs increased by $2.9 million, from $50.7 million to $53.6 million, or 5.7 percent due to increased depreciation on investment property for use in our Rental Program of $1.1 million and increased other depreciation of $1.8 million partially due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $1.1 million, from $48.7 million to $49.8 million, or 2.3 percent due to increased expense associated with our secured borrowing arrangements of $1.1 million, an increase in our mortgage interest of $0.4 million and a $1.0 million increase due to the debt related to acquisitions (see Note 2).  This was offset by a $1.3 million reduction in interest expense primarily due to the settlement with FNMA (see Note 7).

Equity income (loss) from affiliates increased by $3.3 million, from a loss of $1.6 million to income of $1.7 million due to the suspension of equity accounting in 2010 as our investment balance is zero.  The income recorded in 2011 is dividend income.

The following is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Real Property NOI	$107,828	$99,861
Rental Program NOI	28,134	25,183
Home Sales NOI/Gross Profit	5,247	6,162
Site rent from Rental Program (included in Real Property NOI)	(23,407)	(21,298)
NOI/Gross profit	117,802	109,908
Adjustments to arrive at net income (loss):
Other revenues	7,445	6,636
General and administrative	(20,483)	(18,184)
Acquisition related costs	(1,521)	-
Depreciation and amortization	(53,548)	(50,655)
Interest expense	(49,746)	(48,690)
Provision for state income taxes	(22)	(404)
Equity income (loss) from affiliates, net	1,650	(1,646)
Net income (loss)	1,577	(3,035)
Less: preferred return to preferred OP units	636	-
Less: amounts attributable to common noncontrolling interests	(196)	(520)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$1,137	$(2,515)

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

SUN COMMUNITIES, INC.

The following table reconciles net (loss) income to FFO and AFFO, and calculates FFO and AFFO data for diluted purposes for the periods ended September 30, 2011 and 2010 (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net (loss) income attributable to Sun Communities, Inc. common stockholders	$(373)	$(1,403)	$1,137	$(2,515)
Adjustments:
Preferred return to preferred OP units	585	-	636	-
Amounts attributable to common noncontrolling interests	(233)	(246)	(196)	(520)
Depreciation and amortization	19,109	17,609	54,576	51,997
Gain on disposition of assets, net	(629)	(1,154)	(2,147)	(3,355)
Funds from operations ("FFO")	$18,459	$14,806	$54,006	$45,607
Adjustments:
Michigan Business tax reversal	-	-	-	(740)
Equity affiliate adjustment (1)	-	19	-	1,646
Acquisition related costs	121	-	1,521	-
Benefit for state income taxes (2)	-	-	(407)	(24)
Adjusted funds from operations ("AFFO")	$18,580	$14,825	$55,120	$46,489

Weighted average common shares outstanding:	21,366	19,323	21,039	19,006
Add:
OP units	2,072	2,108	2,076	2,120
Restricted stock	278	139	221	158
Common stock issuable upon conversion of preferred OP units	1,111	-	403	-
Common stock issuable upon conversion of stock options	14	11	7	7
Weighted average common shares outstanding - diluted (FFO and AFFO)	24,841	21,581	23,746	21,291

Funds from operations per share - diluted	$0.74	$0.69	$2.27	$2.15
Adjusted funds from operations per share - diluted	$0.75	$0.69	$2.32	$2.19

(1)
This amount represents our equity loss from affiliates in 2010. Origen declared cash dividends of $0.5 and $1.7 million for the three and nine months ended September 30, 2011, respectively, which remain in FFO and AFFO.

(2)	The state income tax benefit for the periods ended September 30, 2011 and 2010 represents the reversal of the Michigan Business Tax provision previously recorded.

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

During the nine months ended September 30, 2011, we have invested $25.7 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2011 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Cash and cash equivalents decreased by $3.7 million from $8.4 million as of December 31, 2010, to $4.7 million as of September 30, 2011. Net cash provided by operating activities from continuing operations increased by $4.3 million from $42.0 million for the nine months ended September 30, 2010 to $46.3 million for the nine months ended September 30, 2011.

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

We have a secured revolving line of credit facility with a maximum borrowing capacity of $130.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit as of September 30, 2011 and December 31, 2010 was $90.5 million and $81.0 million, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of September 30, 2011 and December 31, 2010. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  The effective weighted average interest rate on the outstanding borrowings was 3.0 percent as of September 30, 2011. As of September 30, 2011, $35.5 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2011, the highest balance on the line of credit was $91.8 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion. Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of September 30, 2011. The most limiting covenants contained in the line of credit are the maximum leverage ratio and minimum fixed charge coverage ratios. The maximum leverage ratio covenant requires that total indebtedness be no more than 70 percent of total asset value as defined in the terms of the line of credit agreement.  The minimum fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of September 30, 2011, the leverage ratio was 61.4 percent and the fixed charge coverage ratio was 1.86:1.

SUN COMMUNITIES, INC.

The slow economy and the conservative lending environment have generally resulted in a reduction of the availability of financing and higher borrowing costs. Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of financial market volatility. We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above.  Specifically, our debt maturities (excluding normal amortization payments and assuming the election of certain extension provisions which are at our discretion) for 2011 through 2015 are as follows:

2011	$0.4 million
2012	$25.9 million inclusive of the balance outstanding on the floor plan facility
2013	$37.4 million
2014	$192.4 million
2015	$115.4 million inclusive of the balance outstanding on the secured line of credit

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 31 unencumbered properties with an estimated market value of $230.4 million, most of which support the borrowing base for our $130.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2010 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2011, our debt to total market capitalization approximated 61.9 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). The debt has a weighted average maturity of approximately 7.3 years and a weighted average interest rate of 5.1 percent.

Capital expenditures for the nine months ended September 30, 2011 and 2010 included recurring capital expenditures of $5.4 million and $5.0 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2011.

Net cash used for investing activities was $111.5 million for the nine months ended September 30, 2011, compared to $30.3 million for the nine months ended September 30, 2010. The difference is primarily due to acquisitions of $51.5 million, increased investment in property of $27.5 million primarily due to homes purchased intended for the Rental Program, a reduction of cash from notes receivable and officer note of $2.0 million due to payoff of the officer note in 2010, and a decrease in proceeds from the disposition of homes and assets of $0.2 million.  See Note 2 for details on the acquisition.

Net cash provided by financing activities was $61.5 million for the nine months ended September 30, 2011, compared to net cash used of $11.5 million for the nine months ended September 30, 2010. The difference is due to increased net proceeds received from the issuance of additional shares of $34.0 million, increased proceeds from issuance of other debt net of repayments on other debt of $32.5 million due to the refinancings described in Note 7, increased net borrowings on the line of credit of $12.4 million and decreased payments to retire preferred operating partnership units of $0.9 million, partially offset by increased payments of deferred financing costs of $3.1 million and increased distributions to our stockholders and OP unitholders of $4.4 million due to the issuance of additional shares.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended and we intend that such forward-looking statements will be subject to the safe harbors created thereby. Forward-looking statements can be identified by words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will,” “guidance,” “could,” “should,” “estimates,” “approximate,” and similar expressions in this Form 10-Q that predict or indicate future events and trends and that do not report historical matters. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, and other factors, some of which are beyond our control.  These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2010 Annual Report, and our other periodic filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our assumptions, expectations of future events, or trends.

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

We have three derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and an interest rate cap agreement with a notional amount of $152.4 million as of September 30, 2011. The first swap agreement fixes $25.0 million of variable rate borrowings at 5.60 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 3.04 percent through January 2014. We have an interest cap agreement with a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Each of these derivative contracts is based upon 90-day LIBOR.

Our remaining variable rate debt totals $281.3 million and $240.1 million as of September 30, 2011 and 2010, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the nine months ended September 30, 2011 and 2010, we believe our interest expense would have increased or decreased by approximately $1.8 million based on the $245.3 million and $243.9 million average balances outstanding under our variable rate debt facilities for the nine months ended September 30, 2011 and 2010, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2011.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 10,249 units to common stock during 2011, no units of which were converted during the three months ended September 30, 2011.

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

Use of Proceeds from Sales of Registered Securities

Pursuant to our Registration Statement on Form S-3 (Commission File No. 333-158623) declared effective by the SEC on May 14, 2009 we issued 680,184 shares of common stock during the nine months ended September 30, 2011.  The weighted average price of the issued shares was $37.52 and we received net proceeds of approximately $25.0 million which were used to pay down our line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock , or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  On January 5, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Second Amended and Restated Master Credit Facility Agreement dated July 27, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(1)
10.2	Credit Agreement dated September 28, 2011, among Sun Communities Operating Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager and Fifth Third Bank, as Syndication Agent	(2)
10.3	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 3, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(3)
101(4)	The following Sun Communities, Inc. financial information for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)	(3)

(1)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 27, 2011

(2)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated September 28, 2011

(3)	Filed herewith.

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

SUN COMMUNITIES, INC.
Dated: October 25, 2011	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)