Form 10-K
period 2011-12-31
SUN COMMUNITIES INC
filed 2012-02-23
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[   ]  No [X]

As of June 30, 2011, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $743,605,724 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2011). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 15, 2012: 26,450,402

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

We are a fully integrated real estate company which, together with our affiliates and predecessors, has been in the business of acquiring, operating, developing and expanding manufactured housing communities since 1975.  We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles (“RV”) to our customers. We are also engaged through a taxable subsidiary, Sun Home Services, Inc., a Michigan corporation (“SHS”), in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities.  The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2011, we owned and operated a portfolio of 159 properties located in 18 states (the “Properties”, or “Property”), including 141 manufactured housing communities, eight RV communities, and 10 properties containing both manufactured housing and RV sites. As of December 31, 2011, the Properties contained an aggregate of 54,811 developed sites comprised of 47,935 developed manufactured home sites, 3,867 permanent RV sites, 3,009 seasonal RV sites, and approximately 6,400 additional manufactured home sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida; and we employed an aggregate of 775 full and part time people as of December 31, 2011.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

Acquisitions

In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida RV community comprised of 525 developed sites.  In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprised of 17 manufactured home communities and one RV community.  The 18 communities acquired are located in western Michigan and comprise 5,434 developed sites.  In November 2011, we acquired Cider Mills Crossings (“Cider Mills”), a Michigan manufactured home community comprised of 262 developed sites through an auction.  In December 2011, we closed on three Florida RV communities, Club Naples RV Resort, Kountree RV Resort, and North Lake RV Resort (collectively, the “Florida Properties”), two of which are in Naples, Florida and one of which is in Moore Haven, Florida, comprised of 740 developed sites.  These acquisitions complement our existing portfolio and create both short-term and long-term growth opportunities.

In February 2012, we acquired three additional Florida RV communities, Three Lakes RV resort, Blueberry Hill RV resort and Grand Lake Estates (collectively, the “Additional Florida Properties”), one of which is located in Hudson, Florida, one of which is located in Bushnell, Florida and one of which is located in Orange Lake, Florida.  Together, the Additional Florida Properties are comprised of 1,124 RV sites.  We believe this portfolio provides for growth from both rental increases and through improved seasonal occupancy.

Secured Debt

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

In May 2011, we completed a refinancing agreement for $23.6 million.  This debt bears an interest rate of 5.38% and has a maturity of June 1, 2021.  This loan is secured by three Properties.  The loan refinanced $17.9 million of debt which was scheduled to mature in June 2012 and was collateralized using the same property pool.

In June 2011, we assumed secured debt with a principal balance $52.4 million, as a result of the Kentland acquisition (see Note 2 for acquisition details), that has a weighted average maturity of 4.7 years and weighted average annual interest rate of 5.70%.  This secured debt was recorded at fair value on the date of the acquisition. This debt is secured by 12 Properties.

In June 2011, we also entered into a $22.9 million variable financing agreement to partially fund the Kentland and Orange City acquisition (see Note 2 for acquisition details).  The agreement has a weighted average maturity of 3.9 years and weighted average annual variable interest rate of 3.0%.  The debt was collateralized by six Properties – five Kentland properties and Orange City.  Subsequent to year end, we paid down $4.5 million of this debt and the mortgage on Orange City was released.

In July 2011, we reached an agreement with Fannie Mae (“FNMA”) and PNC Bank National Association regarding the settlement of the litigation we commenced in November 2009 over certain fees charged when the variable rate loan facility was extended in April 2009.  The agreement became effective January 3, 2012 and the litigation was dismissed.  In accordance with the terms of the agreement, we have the option to extend the maturity date of our entire $367.0 million credit facility with PNC Bank and FNMA from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on our $152.4 million variable rate facility, the effect of which reduced interest expense by $1.7 million thru December 31, 2011.  In addition we have a $10.0 million variable rate facility, which matures on May 1, 2023 and provides for interest-only payments until May 1, 2014, after which principal and interest payments will be due based on a 30-year amortization.  The interest rate for the $10.0 million variable rate facility is equal to the 90-day LIBOR index, plus an investor spread equal to 95 basis points, plus a variable facility fee equal to 172 basis points through maturity.

In December 2011, we entered into a $17.0 million variable financing agreement with Bank of America, N.A. and Private Bank, to fund the Florida Properties acquisition (see Note 2 for acquisition details).  The agreement has a maturity of 5.0 years and had an effective interest rate of 2.80% at December 31, 2011.  The debt was collateralized by all three of the properties acquired in the Florida Properties acquisition.

Line of Credit

In September, 2011, we entered into a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $130.0 million (the "Facility"), which replaced our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties.  The Facility has a built-in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion.  The Facility matures on October 1, 2015, assuming the election of the extension.  The Facility will bear interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our current leverage ratio, the margin was 2.75% as of December 31, 2011.

 Equity Transactions

In August, 2009, we entered into an “at-the-market” Sales Agreement with Brinson Patrick Securities Corporation to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we issued all 1,600,000 shares of common stock between the third quarter of 2009 and May 2011.  In May 2011, the Board of Directors authorized the sale of an additional 1,600,000 shares under the agreement.  During the year ended December 31, 2011, we issued 782,521 shares of common stock (480,184 shares from the first authorized issuance in 2009 and 302,337 shares from the second authorized issuance in 2011) under the agreement.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average price of $37.54 and we received net proceeds of approximately $28.8 million.  As of the year ended December 31, 2011, there were 1,297,663 shares authorized for issuance under the agreement.

In August, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. Is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  In January 2011, we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of approximately $30.0 million.

In June 2011, we issued $45.5 million of Series A-1 preferred operating partnership (“Preferred OP”) units in connection with the Kentland acquisition (see Note 2 for details).  Preferred OP unit holders can convert the Preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  These Preferred OP units are convertible, but not redeemable.  The Preferred OP unit holders receive a preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.
In January 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share.  The net proceeds from the offering were approximately $156.0 million after deducting the underwriting discounts and expenses related to the offering.  We used the net proceeds of the offering to repay $123.5 million of outstanding debt and we used $25.0 million to fund a portion of the purchase price of the remaining three RV communities located in Florida that we acquired in 2012 (See Note 2 for additional information).  We expect to use any remaining net proceeds of the offering to fund possible future acquisitions of properties, for working capital and for general corporate purposes.

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

We do not own all of the OP Units. As of December 31, 2011, the Operating Partnership had issued and outstanding 23,881,980 common OP Units, 1,325,275 Aspen Preferred OP Units, 455,476 Preferred OP Units, and 122,400 Series B-3 preferred OP Units. As of December 31, 2011, we held 21,810,258 common OP Units, or approximately 91.3% of the issued and outstanding common OP Units, and no preferred OP (“Aspen Preferred OP”) Units, Preferred OP Units or Series B-3 preferred OP Units.

Subject to certain limitations, the holder of each common OP Unit at its option may convert such common OP Unit at any time into one share of our common stock. The holders of common OP Units receive distributions on the same dates and in amounts equal to the dividends paid to holders of our common stock.

Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen Preferred OP Unit at its option may convert such Aspen Preferred OP Unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP Units, or (b) if the market price of our common stock is greater than $68.00 per share, that number of common OP Units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The holders of Aspen Preferred OP Units generally receive distributions on the same dates as distributions are paid to holders of common OP Units. Each Aspen Preferred OP Unit is entitled to receive distributions in an amount equal to the product of (x) $27.00, multiplied by (y) an annual rate equal to the 10-year United States Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5% nor more than 9.0%. On January 2, 2024, we are required to redeem all Aspen Preferred OP Units that have not been converted to common OP Units. In addition, we are required to redeem the Aspen Preferred OP Units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen Preferred OP Unit defaults, including our failure to pay distributions on the Aspen Preferred OP Units when due and our failure to provide certain security for the payment of distributions on the Aspen Preferred OP Units. We may also redeem Aspen Preferred OP Units from time to time if we and the holder thereof agree to do so.

Subject to certain limitations, the holder of each Preferred OP Unit at its option may exchange such Preferred OP Unit at any time on or after December 31, 2013, into 2.439 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The holders of Preferred OP Units generally receive distributions at the end of the quarter. Each Preferred OP Unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 5.1% until June 23, 2013, and an annual rate equal to 6.0% thereafter.

Series B-3 preferred OP Units are not convertible. The holders of Series B-3 preferred OP Units generally receive distributions at the end of each quarter. Each Series B-3 preferred OP Unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0%. As of December 31, 2011, there were outstanding 46,700 Series B-3 preferred OP Units which were issued on December 1, 2002, 33,450 Series B-3 preferred OP Units which were issued on January 1, 2003, and 42,250 Series B-3 preferred OP Units which were issued on January 5, 2004. Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP Units, (y) any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP Units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP Unit, each holder of Series B-3 preferred OP Units may require us to redeem such holder's Series B-3 preferred OP Units at the redemption price of $100.00 per unit. In addition, any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP Units we may redeem, at our option, all of the Series B-3 preferred OP Units of any holder thereof at the redemption price of $100.00 per unit.

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

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands-on management by dedicated, on-site district and community managers. We believe that this on-site focus enables us to continually monitor and address resident concerns, the performance of competitive properties and local market conditions.  As of December 31, 2011, we employed 775 full and part time employees, of which 639 were located on-site as property managers, support staff, or maintenance personnel.

Our community managers are led by John B. McLaren, Chief Operating Officer, who has been in the manufactured housing industry since 1995, four Senior Vice Presidents of Operations and Sales and 15 Regional Vice Presidents. The Regional Vice Presidents are responsible for leading, developing and coaching their teams, staying current and anticipating changes in the market conditions, competing with other community operators, developing business with local manufactured home dealers and conducting regular and documented property inspections.

Each Regional Vice President performs regular inspections in order to continually monitor the Property’s performance, physical condition and to provide community managers with the opportunity to learn.  District and community managers are primarily responsible for maintaining community appearance and providing effective resident and customer service.  In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally.  All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently.  We offer over 275 courses for our team members through our Sun University, which has led to increased knowledge, growth and accountability of daily operations and policies and procedures.

HOME SALES AND LEASING

SHS is engaged in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2011, SHS had 7,047 occupied leased homes in its portfolio. Homes for this rental program (the “Rental Program”) are purchased at discounted rates from finance companies that hold repossessed homes within our communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the Rental Program are, in general, one year leases. We receive approximately 23,500 applications each year to live in our Properties, providing a significant “resident boarding” system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

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

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month-to-month or year-to-year, renewable upon the consent of both parties, or, in some instances, as provided by statute. A small number of our leases, mainly Florida properties, are tied to consumer price index or other indices as it relates to rent increase.  Generally, market rate adjustments are made on an annual basis.  These leases are cancelable for non-payment of rent, violation of community rules and regulations or other specified defaults. During the past five years, on average 2.7 percent of the homes in our communities have been removed by their owners and 5.4 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 19 years, while the average home, which gives rise to the rental stream, remains in our communities for approximately 37 years.

At Properties zoned for RV use, our customers have short-term (“seasonal”) usage rights or long-term (“permanent”) usage rights.  The seasonal RV customers typically prepay for their stay or leave deposits to reserve a site for the following year, whereas the permanent RV customers prepay or pay on a monthly basis.  Many of these RV customers do not live full time on the Property.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby.  For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments  and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements.  Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing.  These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, such risks and uncertainties include:

•	changes in general economic conditions, the real estate industry and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	difficulties in completing acquisitions;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of our shares of common stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	our ability to maintain rental rates and occupancy levels;

•	competitive market forces; and

•	the ability of manufactured home buyers to obtain financing and the level of repossessions by manufactured home lenders

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference into this filing, whether as a result of new information, future events, changes in our expectations or otherwise.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements.

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

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2011, 66 of our 159 Properties representing approximately 37% of developed sites, are located in Michigan; 23 Properties representing approximately 21% of developed sites, are located in Florida; 18 Properties representing approximately 12% of developed sites, are located in Indiana; and 17 Properties representing approximately 10% of developed sites are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

We may not be able to integrate or finance our expansion and development activities.

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

We have acquired and intend to continue to acquire manufactured housing and RV communities on a select basis. Our acquisition activities and their success are subject to the following risks:

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

We have a significant amount of debt. As of December 31, 2011, we had approximately $1.4 billion of total debt outstanding, consisting of approximately $1.1 billion in debt that is collateralized by mortgage liens on 127 of the Properties, $81.7 million that is secured by collateralized receivables, $21.5 million that is collateralized by liens on manufactured homes, and $107.5 million that is secured by the first priority lien on all of our equity interest in 29 properties and $48.8 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

FINANCING AND INVESTMENT RISKS, CONTINUED

We may incur substantially more debt, which would increase the risks associated with our substantial leverage.

Despite our current indebtedness levels, we may incur substantially more debt in the future. If new debt is added to our current debt levels, an even greater portion of our cash flow will be needed to satisfy our debt service obligations. As a result, the related risks that we now face could intensify and increase the risk of a default on our indebtedness.

The financial condition and solvency of our borrowers may adversely affect our installment notes.

As of December 31, 2011, we had approximately $94.6 million of installment notes, net of reserves, to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

TAX RISKS, CONTINUED

Our taxable REIT subsidiaries, or TRSs, are subject to special rules that may result in increased taxes.

As a REIT, we must pay a 100% penalty tax on certain payments that we receive if the economic arrangements between us and any of our TRSs are not comparable to similar arrangements between unrelated parties. The Internal Revenue Service may successfully assert that the economic arrangements of any of our inter-company transactions are not comparable to similar arrangements between unrelated parties.

Dividends payable by REITs do not qualify for the reduced tax rates applicable to certain dividends.

The maximum federal tax rate for certain dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (generally through 2012). Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To remain qualified as a REIT for federal income tax purposes, we must continually satisfy requirements and tests under the tax law concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego or limit attractive business or investment opportunities and distribute all of our net earnings rather than invest in attractive opportunities or hold larger liquid reserves. Therefore, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience a change in ownership, or if taxable income does not reach sufficient levels.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change income may be limited. We may experience ownership changes in the future as a result of this offering and subsequent shifts in our stock ownership. If an ownership change were to occur, we would be limited in the portion of net operating loss carryforwards that we could use in the future to offset taxable income for U.S. Federal income tax purposes.

BUSINESS RISKS

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Ownership of Origen. We own 5,000,000 shares of Origen Financial, Inc. (“Origen”) common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chief Executive Officer), and members of Mr. Shiffman’s family) owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen and one of our directors, Arthur A. Weiss, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.  Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as our officer and/or director.

Lease of Executive Offices.  Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss, one of our directors, owns a 0.75 percent indirect interest in American Center LLC. As of October 2011, we lease approximately 48,200 rentable square feet.  The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The annual base rent under the current lease is $18.61 per square foot (gross) and will remain this amount through October 31, 2014.  From November 1, 2014 to August 31, 2015, the annual base rent will be $18.72 per square foot (gross) and then from September 1, 2015 to October 31, 2016, the annual base rent will be $17.92 per square foot (gross).  Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as our officer and/or director and their ownership interest in American Center LLC.

Legal Counsel.   During 2011, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $2.5 million, $0.8 million and $1.1 million in the years ended December 31, 2011, 2010 and 2009, respectively.

BUSINESS RISKS, CONTINUED

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

We rely on key management.

We are dependent on the efforts of our executive officers, Gary A. Shiffman, John B. McLaren, Karen J. Dearing and Jonathan M. Colman (together, the “Executive Officers”). The loss of services of one or more of our Executive Officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on the Executive Officers.

Certain provisions in our governing documents may make it difficult for a third-party to acquire us.

9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8%, in number of shares or value, of the issued and outstanding shares of our capital stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Gary A. Shiffman, the Milton M. Shiffman Spouse’s Marital Trust and the Estate of Robert B. Bayer, Gary Shiffman, Milton M. Shiffman, Robert B. Bayer, or trustees, personal representatives and agents acting on their respective behalfs, or certain of their respective relatives.

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

BUSINESS RISKS, CONTINUED

Substantial sales of our common stock could cause our stock price to fall.

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares. Based on the applicable conversion ratios then in effect, as of December 31, 2011, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.1 million shares of our common stock in exchange for their common OP Units, up to approximately 0.5 million shares of our common stock in exchange for their Aspen Preferred OP Units, and up to approximately 1.1 million shares of our common stock in exchange for their Preferred OP Units, although the Preferred OP Units may not be converted into shares of common stock until December 31, 2013.  The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. As of December 31, 2011, options to purchase 77,086 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan, our 2004 Non-Employee Director Option Plan and our Long-Term Incentive Plan.  We currently have the authority to issue restricted stock awards or options to purchase up to an additional 693,000 shares of our common stock pursuant to our 2009 Equity Incentive Plan.  In addition, we entered into an “at-the-market” Sales Agreement in August 2009 to issue and sell shares of common stock.  As of December 31, 2011, we have 1,297,663 shares authorized for sale under this agreement.  On August 6, 2010, we entered into the Purchase Agreement with REIT Ltd., and have 2,973,666 shares remaining to be purchased under this agreement after the issuance on January 4, 2011.  No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

The capital and credit markets have experienced unusual volatility and disruption during the past few years.  Despite the fact that the U.S. economy is recovering from the recent recession, the recovery rate has been much slower than anticipated. In addition, job growth remains sluggish, and sustained high unemployment can hinder economic growth even further. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but still lags pre-recession levels hampering business expansion and new development activities. The higher level of unemployment, coupled with the sluggish rate of economic recovery, may adversely impact our business.  The other risk factors presented in this Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. The turbulence in financial markets has accentuated each of these risks and magnified their potential effect on us. If these economic developments continue to rebound slowly or worsen, there could be an adverse impact on our access to capital, stock price and our operating results.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness, and we may adjust our common stock dividend policy.

Our ability to make distributions on our common stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, to pay our indebtedness or to fund our other liquidity needs.

The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

BUSINESS RISKS, CONTINUED

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our stockholders' investment.

The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock, have experienced significant price and volume fluctuations.  As a result, the market price of our common stock could be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.  The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•
adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near- and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	actions by institutional stockholders; and

•	general market and economic conditions.

Many of the factors listed above are beyond our control.  Those factors may cause the market price of our common stock to decline significantly, regardless of our financial condition, results of operations and prospects.  It is impossible to provide any assurance that the market price of our common stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock at prices they find attractive, or at all.  In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price.  This type of litigation could result in substantial costs and divert our management's attention and resources.

ITEM 2.  PROPERTIES

As of December 31, 2011, the Properties consisted of 141 manufactured housing communities, eight RV communities, and 10 properties containing both manufactured housing and RV sites located in 18 states. As of December 31, 2011, the Properties contained an aggregate of 54,811 developed sites comprised of 47,935 developed manufactured home sites, 3,867 permanent RV sites, 3,009 seasonal RV sites, and approximately 6,400 additional manufactured home sites suitable for development.  Most of the Properties include amenities oriented toward family and retirement living. Of the 159 Properties, 73 have more than 300 developed manufactured home sites; with the largest having 1,003 developed manufactured home sites.  See “Real Estate and Accumulated Depreciation, Schedule III” for detail on properties which are encumbered.

As of December 31, 2011, the Properties had an occupancy rate of 85.3 percent excluding seasonal RV sites. Since January 1, 2011, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.7 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 4.7 percent. The average renewal rate for residents in our Rental Program was 59.8 percent for the year ended December 31, 2011.

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

The following tables set forth certain information relating to the properties owned as of December 31, 2011.  The occupancy percentage includes manufactured home sites (“MH Sites”) and permanent RV sites, and excludes seasonal RV sites.

Property	City	State	MH and Permanent RV Sites as of 12/31/2011	Seasonal RV Sites as of 12/31/2011	Occupancy as of 12/31/2011		Occupancy as of 12/31/10		Occupancy as of 12/31/09
MIDWEST
Michigan
Academy/West Pointe (1)	Canton	MI	441	-	88%		88%		88%
Allendale Meadows Mobile Village	Allendale	MI	352	-	78%		74%		74%
Alpine Meadows Mobile Village	Grand Rapids	MI	403	-	87%		83%		82%
Apple Carr Village	Muskegon	MI	529	-	72%		N/A		N/A
Bedford Hills Mobile Village	Battle Creek	MI	339	-	71%		73%		76%
Brentwood Mobile Village	Kentwood	MI	195	-	99%		98%		94%
Brookside Village	Kentwood	MI	196	-	95%		N/A		N/A
Byron Center Mobile Village	Byron Center	MI	143	-	93%		92%		92%
Candlewick Court	Owosso	MI	211	-	73%		74%		76%
Cider Mill Crossings	Fenton	MI	262		19%		N/A		N/A
Cider Mill Village	Middleville	MI	258	-	67%		N/A		N/A
College Park Estates	Canton	MI	230	-	73%		70%		68%
Continental Estates	Davison	MI	385	-	40%		38%		37%
Continental North	Davison	MI	474	-	53%		54%		53%
Country Acres Mobile Village	Cadillac	MI	182	-	86%		84%		85%
Country Hills Village	Hudsonville	MI	239	-	74%		N/A		N/A
Country Meadows Mobile Village	Flat Rock	MI	577	-	94%		91%		90%
Country Meadows Village	Caledonia	MI	307	-	77%		N/A		N/A
Countryside Village	Perry	MI	359	-	58%		67%		70%
Creekwood Meadows	Burton	MI	336	-	65%		63%		59%
Cutler Estates Mobile Village	Grand Rapids	MI	259	-	98%		93%		90%
Davison East	Davison	MI	190	-	44%		45%		45%
Dutton Mill Village	Caledonia	MI	307	-	91%		N/A		N/A
Falcon Pointe (2)	East Lansing	MI	142	-	13%	(2)	15%	(2)	17%	(2)
Fisherman’s Cove	Flint	MI	162	-	87%		87%		85%
Grand Mobile Estates	Grand Rapids	MI	230	-	75%		73%		72%
Hamlin (3)	Webberville	MI	209	-	75%	(3)	73%	(3)	72%	(3)
Hickory Hills Village	Battle Creek	MI	283	-	84%		N/A		N/A
Hidden Ridge RV Resort	Hopkins	MI	-	276	N/A		N/A		N/A
Holiday West Village	Holland	MI	340	-	93%		N/A		N/A
Holly Village/Hawaiian Gardens (1)	Holly	MI	425	-	98%		98%		97%
Hunters Glen (2)	Wayland	MI	280	-	63%	(2)	59%	(2)	53%	(2)
Kensington Meadows	Lansing	MI	290	-	90%		85%		81%
Kings Court Mobile Village	Traverse City	MI	639	-	100%		98%		98%
Knollwood Estates	Allendale	MI	161	-	82%		81%		79%
Lafayette Place	Metro Detroit	MI	254	-	66%		65%		65%
Lakeview	Ypsilanti	MI	392	-	97%		93%		91%
Leisure Village	Belmont	MI	237	-	97%		N/A		N/A
Lincoln Estates	Holland	MI	191	-	92%		85%		88%
Meadow Lake Estates	White Lake	MI	425	-	88%		84%		81%
Meadowbrook Estates	Monroe	MI	453	-	92%		92%		92%
Oak Island Village	East Lansing	MI	250	-	84%		N/A		N/A
Pinebrook Village	Grand Rapids	MI	185	-	91%		N/A		N/A
Presidential Estates Mobile Village	Hudsonville	MI	364	-	90%		88%		84%
Richmond Place	Metro Detroit	MI	117	-	84%		83%		82%
River Haven Village	Grand Haven	MI	721	-	60%		57%		58%
Scio Farms Estates	Ann Arbor	MI	913	-	94%		93%		95%
Sheffield Estates	Auburn Hills	MI	228	-	98%		98%		99%
Sherman Oaks	Jackson	MI	366	-	74%		72%		72%
Southwood Village	Grand Rapids	MI	394	-	94%		N/A		N/A

Property	City	State	MH and Permanent RV Sites as of 12/31/2011	Seasonal RV Sites as of 12/31/2011	Occupancy as of 12/31/2011		Occupancy as of 12/31/10		Occupancy as of 12/31/09
Michigan (continued)
St. Clair Place	Metro Detroit	MI	100	-	75%		74%		77%
Sunset Ridge	Portland Township	MI	190	-	96%		95%		92%
Sycamore Village	Mason	MI	396	-	85%		N/A		N/A
Tamarac Village	Ludington	MI	399	10	96%	(5)	N/A		N/A
Timberline Estates	Grand Rapids	MI	296	-	83%		80%		79%
Town & Country Mobile Village	Traverse City	MI	192	-	98%		98%		98%
Village Trails	Howard City	MI	100	-	97%		92%		82%	(3)
Warren Dunes Village	Bridgman	MI	188	-	77%		N/A		N/A
Waverly Shores Village	Holland	MI	326	-	97%		N/A		N/A
White Lake Mobile Home Village	White Lake	MI	315	-	96%		98%		98%
White Oak Estates	Mt. Morris	MI	480	-	66%		68%		70%
Windham Hills Estates (3)	Jackson	MI	402	-	77%	(3)	70%	(3)	62%	(3)
Windsor Woods Village	Wayland	MI	314	-	78%		N/A		N/A
Woodhaven Place	Metro Detroit	MI	220	-	98%		95%		97%
Michigan Total			19,743	286	81%		79%		78%

Indiana
Brookside Mobile Home Village	Goshen	IN	570	-	66%		64%		61%
Carrington Pointe (3)	Ft. Wayne	IN	320	-	80%	(3)	79%	(3)	78%	(3)
Clear Water Mobile Village	South Bend	IN	227	-	77%		73%		74%
Cobus Green Mobile Home Park	Elkhart	IN	386	-	66%		64%		60%
Deerfield Run (3)	Anderson	IN	175	-	61%	(3)	64%	(3)	68%	(3)
Four Seasons	Elkhart	IN	218	-	82%		80%		79%
Holiday Mobile Home Village	Elkhart	IN	326	-	75%		75%		71%
Liberty Farms	Valparaiso	IN	220	-	98%		98%		99%
Maplewood	Lawrence	IN	207	-	69%		70%		74%
Meadows	Nappanee	IN	330	-	50%		51%		51%
Pebble Creek (4)	Greenwood	IN	257	-	93%		89%	(2)	88%	(2)
Pine Hills	Middlebury	IN	129	-	91%		88%		88%
Roxbury Park	Goshen	IN	398	-	84%		85%		85%
Timberbrook	Bristol	IN	567	-	55%		56%		56%
Valley Brook	Indianapolis	IN	798	-	54%		53%		54%
West Glen Village	Indianapolis	IN	552	-	72%		71%		70%
Woodlake Estates	Ft. Wayne	IN	338	-	53%		50%		47%
Woods Edge Mobile Village (3)	West Lafayette	IN	598	-	52%	(3)	53%	(3)	54%	(3)
Indiana Total			6,616	-	67%		66%		66%

Ohio
Apple Creek Manufactured Home Community and Self Storage	Amelia	OH	176	-	95%		100%		92%
Byrne Hill Village	Toledo	OH	236	-	91%		86%		86%
Catalina	Middletown	OH	462	-	59%		56%		61%
East Fork (4)	Batavia	OH	215	-	97%		94%		93%
Oakwood Village	Miamisburg	OH	511	-	92%		89%		84%
Orchard Lake	Milford	OH	147	-	97%		96%		95%
Westbrook Senior Village	Toledo	OH	112	-	96%		98%		99%
Westbrook Village	Toledo	OH	344	-	96%		95%		95%
Willowbrook Place	Toledo	OH	266	-	91%		95%		94%
Woodside Terrace	Holland	OH	439	-	79%		82%		84%
Worthington Arms	Lewis Center	OH	224	-	98%		96%		97%
Ohio Total			3,132	-	87%		86%		86%

Property	City	State	MH and Permanent RV Sites as of 12/31/2011	Seasonal RV Sites as of 12/31/2011	Occupancy as of 12/31/2011		Occupancy as of 12/31/10		Occupancy as of 12/31/09
SOUTH
Texas
Boulder Ridge	Pflugerville	TX	527	-	94%		79%	(2)	73%	(2)
Branch Creek Estates	Austin	TX	392	-	99%		100%		99%
Casa del Valle	Alamo	TX	224	173	100%	(5)	100%	(5)	100%	(5)
Chisholm Point Estates	Pflugerville	TX	417	-	99%		100%		95%
Comal Farms (4)	New Braunfels	TX	351	-	99%		91%		80%	(2)
Kenwood RV and Mobile Home Plaza	LaFeria	TX	87	193	100%	(5)	100%	(5)	99%	(5)
Oak Crest	Austin	TX	335	-	98%	(2)	88%	(2)	74%	(2)
Pecan Branch	Georgetown	TX	69	-	91%	(2)	99%	(2)	93%	(2)
Pine Trace	Houston	TX	405	-	98%		98%		81%	(2)
River Ranch (4)	Austin	TX	121	-	98%		99%		99%
River Ridge (3)	Austin	TX	515	-	74%	(3)	99%		96%
Saddle Brook	Austin	TX	261	-	98%		87%	(2)	75%	(2)
Snow to Sun	Weslaco	TX	316	161	100%	(5)	100%	(5)	100%	(5)
Stonebridge (4)	San Antonio	TX	335	-	99%		98%		96%
Summit Ridge (4)	Converse	TX	250	-	98%		98%		100%
Sunset Ridge (4)	Kyle	TX	170	-	98%		100%		96%
Woodlake Trails (4)	San Antonio	TX	134	-	98%		97%		96%
Texas Total			4,909	527	96%		95%		89%

SOUTHEAST
Florida
Arbor Terrace RV Park	Bradenton	FL	176	218	98%	(5)	99%	(5)	98%	(5)
Ariana Village Mobile Home Park	Lakeland	FL	208	-	92%		92%		91%
Buttonwood Bay	Sebring	FL	791	149	99%	(5)	100%	(5)	100%	(5)
Club Naples	Naples	FL	144	165	99%	(5)	N/A		N/A
Gold Coaster	Homestead	FL	448	97	100%	(5)	100%	(5)	99%	(5)
Groves RV Resort	Ft. Myers	FL	154	128	99%	(5)	99%	(5)	99%	(5)
Holly Forest Estates	Holly Hill	FL	402	-	99%		100%		100%
Indian Creek Park	Ft. Myers Beach	FL	1,332	114	99%	(5)	99%	(5)	99%	(5)
Island Lakes	Merritt Island	FL	301	-	99%		100%		100%
Kings Lake	Debary	FL	245	-	96%		97%		100%
Lake Juliana Landings	Auburndale	FL	274	-	97%		98%		98%
Lake San Marino RV Park	Naples	FL	197	212	96%	(5)	98%	(5)	100%	(5)
Meadowbrook Village	Tampa	FL	257	-	100%		100%		99%
Naples Gardens	Naples	FL	32	129	94%	(5)	N/A		N/A
North Lake Estates	Moore Haven	FL	168	102	100%	(5)	N/A		N/A
Orange City RV Resort	Orange City	FL	190	335	100%	(5)	N/A		N/A
Orange Tree Village	Orange City	FL	246	-	100%		99%		99%
Royal Country	Miami	FL	864	-	100%		100%		100%
Saddle Oak Club	Ocala	FL	376	-	99%		99%		100%
Siesta Bay RV Park	Ft. Myers Beach	FL	730	67	98%	(5)	99%	(5)	100%	(5)
Silver Star Mobile Village	Orlando	FL	406	-	98%		99%		99%
Tampa East	Tampa	FL	221	479	97%	(5)	100%	(5)	99%	(5)
Water Oak Country Club Estates	Lady Lake	FL	1,003	-	100%		99%		99%
Florida Total			9,165	2,195	99%		99%		99%

Property	City	State	MH and Permanent RV Sites as of 12/31/2011	Seasonal RV Sites as of 12/31/2011	Occupancy as of 12/31/2011		Occupancy as of 12/31/10		Occupancy as of 12/31/09
OTHER
Autumn Ridge	Ankeny	IA	413	-	100%		100%		99%
Bell Crossing (3)	Clarksville	TN	239	-	72%	(3)	64%	(3)	64%	(3)
Candlelight Village	Chicago Heights	IL	309	-	99%		94%		88%
Cave Creek (3)	Evans	CO	289	-	91%	(3)	76%	(2)	74%	(2)
Countryside Atlanta (6)	Lawrenceville	GA	271	-	100%	(6)	99%	(6)	99%	(6)
Countryside Gwinnett	Buford	GA	331	-	96%		94%		91%
Countryside Lake Lanier	Buford	GA	548	-	84%		83%		82%
Creekside (2) (4)	Reidsville	NC	45	-	64%	(2)	67%	(2)	64%	(2)
Desert View Village (2)	West Wendover	NV	93	-	47%	(2)	48%	(2)	49%	(2)
Eagle Crest	Firestone	CO	441	-	94%		76%	(2)	97%	(2)
Edwardsville	Edwardsville	KS	634	-	69%		67%		66%
Forest Meadows	Philomath	OR	75	-	99%		100%		100%
Glen Laurel (2) (4)	Concord	NC	260	-	67%	(2)	61%	(2)	57%	(2)
High Pointe	Frederica	DE	411	-	93%		92%		92%
Meadowbrook (4)	Charlotte	NC	177	-	99%		98%		93%
North Point Estates (2)	Pueblo	CO	108	-	76%	(2)	63%	(2)	58%	(2)
Pheasant Ridge	Lancaster	PA	553	-	100%		100%		100%
Pin Oak Parc	O’Fallon	MO	502	-	82%		82%		83%
Pine Ridge	Petersburg	VA	245	-	98%		98%		98%
Sea Air	Rehoboth Beach	DE	509	1	100%	(5)	99%	(5)	99%	(5)
Southfork	Belton	MO	477	-	62%		65%		69%
Sun Villa Estates	Reno	NV	324	-	100%		99%		99%
Timber Ridge	Ft. Collins	CO	585	-	98%		95%		90%
Woodland Park Estates	Eugene	OR	398	-	99%		98%		98%
Other Total			8,237	1	89%		86%		86%

TOTAL / AVERAGE			51,802	3,009	85%		84%		83%

(1)	Properties have two licenses but operate as one community.
(2)	Occupancy in these properties reflects the fact that these communities are newly developed from the ground up.
(3)	Occupancy in these properties reflects the fact that these communities are in a lease-up phase following an expansion.
(4)
This Property is owned by an affiliate of SunChamp LLC, a joint venture that owns 11 of our consolidated manufactured home communities, in which we own approximately a 78.9 percent equity interest as of December 31, 2011.

(5)	Occupancy percentage excludes seasonal RV sites.
(6)
The number of developed sites and occupancy percentage at this Property includes sites that have been covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this Property.

ITEM 3.       LEGAL PROCEEDINGS

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162. The essence of the dispute was whether the terms of a commercial credit facility permitted Defendants to increase the variable facility fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  On March 31, 2011, the parties entered into an Agreement and Release, pursuant to which the parties agreed to stay the litigation. As part of the settlement, on July 27, 2011, we, PNC Bank, National Association (as successor in interest to ARCS Commercial Mortgage Co., L.P., and PNC ARCS, LLC), and Fannie Mae entered into a Second Amended and Restated Master Credit Facility Agreement, as amended on October 3, 2011 (the “Restated Credit Agreement”) which amended and restated in its entirety the prior credit agreement. On January 3, 2012, the Restated Credit Agreement became effective in its entirety and the litigation was dismissed.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2011	High	Low	Distributions
1st Quarter	$35.73	$31.85	$0.63
2nd Quarter	40.21	35.01	0.63
3rd Quarter	40.00	30.49	0.63
4th Quarter	39.45	33.00	0.63	(1)

Year Ended December 31, 2010	High	Low	Distributions
1st Quarter	$25.46	$17.12	$0.63
2nd Quarter	31.53	25.03	0.63
3rd Quarter	31.23	25.60	0.63
4th Quarter	35.11	30.49	0.63
 (1)  We declared a quarterly dividend of $0.63 per share for the fourth quarter of 2011, which was paid January 20, 2012 to stockholders of record as of December 30, 2011

On February 15, 2012, the closing share price of our common stock was $39.93 per share on the NYSE, and there were 268 holders of record for the 26,450,402 million outstanding shares of common stock.  On February 15, 2012, the Operating Partnership had (i) 2,071,722 common OP Units issued and outstanding which were convertible into an equal number of shares of our common stock, (ii) 1,325,275 Aspen Preferred OP Units issued and outstanding which were exchangeable for 526,212 shares of our common stock, and 455,476 Preferred OP Units issued and outstanding which on or after December 31, 2013 will be exchangeable for 1,111,361 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP Units.  In addition, we are obligated to make distributions to holders of Aspen Preferred OP Units, Preferred OP Units and Series B-3 preferred OP Units.  See “Structure of the Company” under Item 1 above.  Our ability to make distributions on our common stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.  The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2011.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	70,700	$29.36	791,750
Equity compensation plans not approved by shareholders (1)	6,386	32.75	-
Total	77,086	$29.64	791,750

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

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this program during 2011.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP Units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership.  Such shares are issued based on the exchange ratios and formulas described in “Structure of the Company” under Item 1 above.

Holders of common OP Units have converted 10,249 units, 51,881 units and 158,207 units to common stock for the years ended December 31, 2011, 2010 and 2009, respectively.  In March 2009, our Operating Partnership issued 110,444 common OP Units to Water Oak, Ltd.

In June, 2011, our Operating Partnership issued 455,476 Preferred OP units in connection with our acquisition of the Kentland Communities. See Note 2 of the Consolidated Financial Statements contained herein for other consideration paid in the transaction.  The Preferred OP units are convertible, but not redeemable.  The holders of the Preferred OP units can convert the Preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  The Preferred OP unit holders receive an annual preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Use of Proceeds from Sales of Registered Securities

Through the “at-the-market” Sales Agreement we entered into on August 2009, we sold 782,521 shares of common stock (480,184 shares from the first authorized issuance in 2009 and 302,337 shares from the second authorized issuance in 2011) and received net proceeds of approximately $28.8 million during the year ended December 31, 2011.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $37.54. The proceeds were used to pay down our line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. Is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  We sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of approximately $30.0 million during the year ended December 31, 2011. The funds were used to pay down our line of credit, and then we subsequently used the line of credit to purchase Kentland.

In January 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share.  The net proceeds from the offering were $156.0 million after deducting the underwriting discounts and expenses related to the offering.  We used the net proceeds of the offering to repay $123.5 million of outstanding debt and we used $25.0 million to fund a portion of the purchase price of the remaining three RV communities located in Florida that we acquired in 2012 (See Note 2 for additional information).  We expect to use any remaining net proceeds of the offering to fund possible future acquisitions of properties, for working capital and for general corporate purposes.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2011. This line graph assumes a $100 investment on December 31, 2006, a reinvestment of dividends and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG SUN COMMUNITIES, INC.
,
NYSE MARKET INDEX AND SNL US REIT RESIDENTIAL IND
Sun Communities, Inc.
SNL US REIT Residential
NYSE Market Index
Index Value
250
200
150
100
50
0
2006
2007
2008
2009
2010
2011

	As of December31,
Index	2006	2007	2008	2009	2010	2011
Sun Communities, Inc.	100.00	70.64	54.55	91.39	169.97	203.38
SNL US REIT Residential	100.00	75.02	55.93	75.04	110.22	126.25
NYSE Market Index	100.00	109.14	66.41	85.39	97.01	93.45

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

	Years Ended December 31,
	2011	2010 (a)	2009 (a)	2008 (a)	2007 (a)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$289,185	$265,970	$259,021	$255,404	$236,424
Net loss attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations	(1,086)	(2,883)	(6,099)	(29,209)	(15,940)
Net loss	(1,086)	(2,883)	(6,302)	(34,448)	(16,643)
Loss from continuing operations per share - basic and diluted	$(0.05)	$(0.15)	$(0.33)	$(1.61)	$(0.89)

Cash dividends declared per common share (b)	$3.15	$2.52	$2.52	$2.52	$2.52

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$1,794,605	$1,580,544	$1,565,700	$1,549,339	$1,537,865
Total assets	1,367,974	1,165,342	1,184,234	1,209,683	1,248,337
Total debt and lines of credit	1,397,225	1,258,139	1,253,907	1,229,571	1,187,675
Total stockholders’ (deficit) equity	(100,655)	(132,384)	(111,308)	(59,882)	26,046

OTHER FINANCIAL DATA:
Net operating income (NOI) (c) from:
Real property operations	$146,876	$135,222	$131,131	$130,222	$126,329
Home sales and home rentals	12,954	12,981	13,410	12,051	9,734

Funds from operations (FFO) (c)	$72,309	$62,765	$56,073	$26,903	$44,854
Adjustment for special items	2,946	874	3,419	30,127	10,414
FFO-Adjusted (c)	$75,255	$63,639	$59,492	$57,030	$55,268

FFO-Adjusted (c) per weighted average Common Share/OP Unit - Diluted	$3.13	$2.97	$2.86	$2.78	$2.72

(a)
Financial information has been restated to reflect the reclassification of our cable television service business as a discontinued operation.  Additionally, financial information has been restated to reflect the certain reclassifications in prior periods to conform to current period presentation.

(b)	In 2011, we paid $2.52 in cash dividends per common share and declared $3.15 in dividends per common share.
(c)
Refer to Item 7, Supplemental Measures, for information regarding the presentation of the net operating income (“NOI”) financial measure, funds from operations (“FFO”) and FFO-Adjusted financial measure.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and notes thereto elsewhere herein.

We are a fully integrated, self-administered and self-managed REIT.  We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2011, we owned and operated a portfolio of 159 developed properties located in 18 states, including 141 manufactured housing communities, eight RV communities, and 10 properties containing both manufactured housing and RV sites.

The majority of our revenue (Income from real property) is affected by occupancy and our ability to raise rents. Our residents normally sign a one year lease and then lease on a month to month basis for the next ten to fifteen years. Few of our leases are tied to published CPI statistics or other indices therefore allowing us significant flexibility in rental increases based on the markets in which we operate. Weighted average rent increases over the last five years have ranged from 2.2 percent to 3.3 percent and we expect to continue to be able to increase rents at or near these levels in the future.  Our occupancy has also increased over the past three years from 83.4% as of December 31, 2009 to 85.3% as of December 31, 2011.

Our Rental Program is a significant contributor to the stability and improvement of our occupancies and revenue stream.  Over the past several years, the Rental Program has been the single largest contributor to the generation of applications to live in our communities, which numbered nearly 23,500 in 2011. We own and rent approximately 7,000 homes throughout our portfolio applying stringent approval standards (over 50% of our rental applications are denied) to each applicant thereby ensuring maintenance of the quality of our communities as desirable neighborhoods in which to live. During 2011, occupants in the Rental Program increased by 906.

Home sales units sold have increased from 1,375 in 2010 to 1,439 in 2011 and we anticipate selling approximately 1,750 homes in the coming year. Our ability to sell homes is dependent on access to financing for the prospective buyer.  Although the majority of our home sales are financed through third party lenders, some of which we provide recourse, we do provide financing for certain home purchasers who are unable to obtain financing through other means.

The economic downturns and market volatility during the past few years have presented both challenges and opportunities. We provide affordable housing to the marketplace which, in difficult times, improves demand for the housing values that our products and programs offer. This demand is somewhat offset by job losses in our resident base resulting from businesses closing and layoffs which occur in times of economic contraction.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation.  We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.  An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development and operating expenses during the holding period, as well as disposition proceeds.  Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis.  The results of an impairment analysis could be material to our financial statements.

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

Notes and Other Receivables

We provide financing to purchasers of manufactured homes generally located in our communities.  The notes are collateralized by the underlying manufactured home sold.  Notes receivable include both installment loans retained by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables (See Note 5 for additional information).  For purposes of accounting policy, all notes receivable are considered one homogenous segment, as the notes are typically underwritten using the same requirements and terms.  Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss.  Interest income is accrued based upon the unpaid principal balance of the loans.

Past due status of our notes receivable is determined based upon the contractual terms of the note.  When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual.  Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Loans on a nonaccrual status were immaterial at December 31, 2011 and 2010.  The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history.    Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable.  We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities.  We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes.  We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 6 for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously.  This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the notes receivables for impairments. No loans were considered impaired as of December 31, 2011 and 2010.

We evaluate the credit quality of our notes receivable at the inception of the receivable. We consider the following factors in order to determine the credit quality of the applicant- FICO scores; home debt to income ratio; total debt to income ratio; length of employment; and previous landlord references.

Other receivables are generally comprised of amounts due from residents for rent and related charges, home sale proceeds receivable from sales near year end and various other miscellaneous receivables.  Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due.

Investment in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting.  The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received.  We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment.  Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators.  When we have a carrying value of zero for our investment, we suspend the equity method of accounting until such time that the affiliate’s net income equals or exceeds the share of net losses not recognized during the time in which the equity method of accounting was suspended.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants are generally for one year terms but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.  Interest income on notes receivable is recorded on a level yield basis over the life of the notes.  We report certain taxes collected from the resident and remitted to taxing authorities in revenue.  These taxes include certain Florida property and fire taxes.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, seven to 15 years for furniture, fixtures and equipment, and seven years for intangible assets.

Derivative Instruments and Hedging Activities

We have four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and an two interest rate cap agreements with a notional amount of $162.4 million as of December 31, 2011. We do not enter into derivative instruments for speculative purposes.  For those hedges that qualify for cash flow hedge accounting, we adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income (loss), as appropriate. The ineffective portion of these hedges are immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged.  The effective portion of these hedges are recorded in accumulated other comprehensive income (loss).  We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

Income Taxes

We have elected to be taxed as a REIT as defined under Section 856(c) of the Code. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level if we distribute at least ninety percent (90%) of its REIT ordinary taxable income to our stockholders, which we fully intend to do. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We remain subject to certain state and local taxes on our income and property as well as Federal income and excise taxes on our undistributed income.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03) which amends ASC Topic 860, Transfers and Servicing.  The updated guidance in ASC Topic 860 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The updated guidance in ASC Topic 860 is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted.  The adoption of this guidance will not have any impact on our results of operations or financial condition, and we will apply the provisions after the effective date.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) which amends ASC Topic 820, Fair Value Measurement.  The updated guidance in ASC Topic 820 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   The updated guidance in ASC Topic 820 is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  We are currently evaluating the impact of ASU 2011-04 on our results of operations, financial condition and disclosure requirements.  We will apply the provisions of these accounting standards after the effective date.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income.  The updated guidance in ASC Topic 220 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   The updated guidance in ASC Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   Early adoption is permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12” (ASU 2011-12) to defer the effective date for part of ASU 2011-05.  The deferral of ASU 2011-05 is to defer the requirement of adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements.  This deferral  is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, so that entities will not be required to comply with the presentations requirements in ASU 2011-05 that ASU 2011-12 is deferring.   Early adoption is permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO-Adjusted a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business.  We believe that FFO-Adjusted provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.  A discussion of FFO, FFO-Adjusted, a reconciliation of FFO to net loss, and FFO to FFO-Adjusted are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Years Ended December 31, 2011 and 2010”.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

	Years Ended
	December 31,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$223,613	$204,498	$19,115	9.3%
Property operating expenses:
Payroll and benefits	17,312	15,951	1,361	8.5%
Legal, taxes, & insurance	3,200	2,934	266	9.1%
Utilities	25,146	22,879	2,267	9.9%
Supplies and repair	8,852	7,597	1,255	16.5%
Other	4,680	3,633	1,047	28.8%
Real estate taxes	17,547	16,282	1,265	7.8%
Property operating expenses	76,737	69,276	7,461	10.8%
Real Property NOI	$146,876	$135,222	$11,654	8.6%
	As of December 31,
Other Information	2011	2010	Change
Number of properties	159	136	23
Developed sites	54,811	47,683	7,128
Occupied sites (1)(2)	39,390	38,498	892
Occupancy % (1)	85.3%	84.3%	1.0%
Weighted average monthly rent per site (3)	$420	$413	$7
Sites available for development	6,443	5,939	504

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.
(2)	Occupied sites do not include 4,814 sites acquired during 2011. The total change in occupied sites including acquired sites is 5,706 sites.
(3)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal RV sites.

Real Property NOI increased by $11.7 million, from $135.2 million to $146.9 million or 8.6%.  The growth in NOI is primarily due to $6.9 million from the newly acquired properties and $4.8 million from the same site properties as detailed below.

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool we use when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the years ended December 31, 2011 and 2010.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$198,806	$193,070	$5,736	3.0%
Property operating expenses:
Payroll and benefits	16,223	15,951	272	1.7%
Legal, taxes, & insurance	2,993	2,934	59	2.0%
Utilities	11,004	11,451	(447)	-3.9%
Supplies and repair	8,163	7,597	566	7.5%
Other	4,310	3,633	677	18.6%
Real estate taxes	16,055	16,282	(227)	-1.4%
Property operating expenses	58,748	57,848	900	1.6%
Real Property NOI	$140,058	$135,222	$4,836	3.6%

	As of December 31,
Other Information	2011	2010	Change
Number of properties	136	136	-
Developed sites	47,850	47,683	167
Occupied sites (1)	39,230	38,498	732
Occupancy % (1)(2)	85.8%	84.5%	1.3%
Weighted average monthly rent per site (3)	$425	$413	$12
Sites available for development	5,247	5,441	(194)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.
(2)	Occupancy % excludes completed but vacant expansion sites.
(3)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal RV sites.

Real Property NOI increased by $4.8 million from $135.2 million to $140.0 million, or 3.6 percent. The growth in NOI is primarily due to increased revenues. Income from real property revenues consist of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $5.7 million, from $193.1 million to $198.8 million, or 3.0 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and RV portfolio increased by $5.3 million due to average rental rate increases of 2.7 percent and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, we experienced increased miscellaneous other property revenues of $0.4 million primarily due to revenue realized on cable television royalties and revenue from late fee and non-sufficient funds charges.

Property operating expenses increased $0.9 million, from $57.8 million to $58.7 million, or 1.6 percent.  The growth in property operating expenses was due to several factors.  Payroll and benefits increased by $0.3 million due to increased wages from annual merit increases. Supplies and repairs increased by $0.6 million primarily due to increased cost of lawn services and community maintenance.  Utility costs reported net of rebilled water/sewer revenue, primarily related to water, electricity charges, and rubbish removal, decreased $0.4 million due to increased water and sewer income.  Real estate taxes decreased by $0.2 million primarily due to reduced real estate taxes in Indiana and Illinois.  Legal, taxes and insurance remained nearly constant.  Other operating expenses increased by $0.6 million due to increased bank charges, resident relation expenses, and bad debt expense.

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

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,
Financial Information (in thousands)	2011	2010	Change	% Change
Rental home revenue	$22,290	$20,480	$1,810	8.8%
Site rent from Rental Program (1)	31,897	28,585	3,312	11.6%
Rental Program revenue	54,187	49,065	5,122	10.4%
Expenses
Commissions	1,908	1,655	253	15.3%
Repairs and refurbishment	8,080	7,671	409	5.3%
Taxes and insurance	3,100	3,127	(27)	-0.9%
Marketing and other	3,108	2,961	147	5.0%
Rental Program operating and maintenance	16,196	15,414	782	5.1%
Rental Program NOI	$37,991	$33,651	$4,340	12.9%

Other Information
Number of occupied rentals, end of period	7,047	6,141	906	14.8%
Investment in occupied rental homes (in thousands)	$237,383	$199,110	$38,273	19.2%
Number of sold rental homes	789	762	27	3.5%
Weighted average monthly rental rate	$756	$735	$21	2.9%

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

Rental Program NOI increased $4.3 million from $33.7 million to $38.0 million, or 12.9 percent due to increased revenues of $5.1 million, offset by increased expenses of $0.8 million. Revenues increased $5.1 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above and from increased market rates from the site rent.

The increase in operating and maintenance expenses of $0.8 million was due to several factors.  Commissions increased by $0.3 million due to increased number of new leases and increased lease renewal rate.  Repairs costs on occupied home rentals increased by $0.3 million due to the increased number of homes in the Rental Program.  Refurbishment costs increased by $0.1 million.  Marketing and other costs increased by $0.1 million due to an increase in bad debt expense partially offset by a decrease in utility expense.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2011 and 2010:

	Years Ended
	December 31,
Financial Information (in thousands)	2011	2010	Change	% Change
New home sales	$2,062	$2,396	$(334)	-13.9%
Pre-owned home sales	30,190	29,549	641	2.2%
Revenue from homes sales	32,252	31,945	307	1.0%

New home cost of sales	1,700	2,044	(344)	-16.8%
Pre-owned home cost of sales	23,692	21,986	1,706	7.8%
Cost of home sales	25,392	24,030	1,362	5.7%

NOI / Gross profit	$6,860	$7,915	$(1,055)	-13.3%

Gross profit – new homes	362	352	10	2.8%
Gross margin % – new homes	17.6%	14.7%		2.9%

Gross profit – pre-owned homes	6,498	7,563	(1,065)	-14.1%
Gross margin % – pre-owned homes	21.5%	25.6%		-4.1%

Statistical Information
Home sales volume:
New home sales	28	36	(8)	-22.2%
Pre-owned home sales	1,411	1,339	72	5.4%
Total homes sold	1,439	1,375	64	4.7%

Home Sales NOI decreased by $1.0 million, from $7.9 million to $6.9 million, or 13.3 percent primarily due to reduced profit margins on pre-owned homes.

The gross profit margin on new home sales slightly increased due to the increased average selling price per new home sold.  The gross profit margin on pre-owned home sales decreased 4.1 percent from 25.6 percent to 21.5 percent.  We decreased the average margin of our pre-owned homes to stimulate sales thereby accelerating the recycling of the capital invested in inventory and the Rental Program.  Approximately 90 percent of these home sales are financed by third party lenders or are paid for in cash.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net.  Other revenues increased by $2.0 million, from $9.0 million to $11.0 million, or 22.2 percent.  This was due to an increase in interest income of $1.5 million from collateralized receivables, a $0.4 million increase in other income, primarily due to the sale of certain raw water rights, and a $0.1 million increase in ancillary revenues, net.

Real Property general and administrative costs increased by $2.5 million, from $17.2 million to $19.7 million, or 14.5 percent due to increased wages, bonus, payroll taxes and health benefits of $1.5 million mainly from additional resources from acquisition and growth, employee relation expenses of $0.1 million, training and travel expense of $0.1 million, office expenses of $0.1 million and increased tax expense of $0.7 million.  Tax expense for the year ended December 31, 2010 included a $0.7 million reversal of a state tax provision recorded in December of 2009 and the year ended December 31, 2011 does not contain such a reversal.

Home Sales and Rentals general and administrative costs increased by $0.5 million, from $7.6 million to $8.1 million, or 6.6 percent due to increased salary, commission costs and payroll tax of $0.4 million and increased inventory utility costs of $0.1 million.

Acquisition related costs increased to $2.0 million (See Note 2).

Depreciation and amortization costs increased by $5.3 million, from $68.9 million to $74.2 million, or 7.7 percent due to increased depreciation on investment property for use in our Rental Program of $1.9 million and increased other depreciation and amortization of $3.4 million primarily due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $2.5 million, from $65.4 million to $67.9 million, or 3.8 percent due to increased expense associated with our secured borrowing arrangements of $1.5 million, an increase in our mortgage interest of $0.8 million, an increase in interest on our lines of credit of $0.3 million and a $2.0 million increase due to acquisition related debt (See Note 2).   This was offset by a $0.1 million reduction in bank service charges and a $2.0 million reduction in interest expense primarily due to the settlement with FNMA (See Note 9).

Equity income (loss) and distributions from affiliates increased by $3.2 million, from a loss of $1.1 million to income of $2.1 million due to the suspension of equity accounting in 2010 as our investment below is zero.  The income recorded in 2011 is dividend income.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2010 and 2009:

	Years Ended
	December 31,
Financial Information (in thousands)	2010	2009	Change	% Change
Income from Real Property	$193,070	$188,423	$4,647	2.5%
Property operating expenses:
Payroll and benefits	15,951	15,547	404	2.6%
Legal, taxes, & insurance	2,934	3,163	(229)	-7.2%
Utilities	11,451	11,934	(483)	-4.0%
Supplies and repair	7,597	6,841	756	11.1%
Other	3,633	3,270	363	11.1%
Real estate taxes	16,282	16,537	(255)	-1.5%
Property operating expenses	57,848	57,292	556	1.0%
Real Property NOI	$135,222	$131,131	$4,091	3.1%

	As of December 31,
Other Information	2010	2009	Change
Number of properties	136	136	-
Developed sites	47,683	47,572	111
Occupied sites (1)	38,498	37,935	563
Occupancy % (1)(2)	84.5%	83.4%	0.9%
Weighted average monthly rent per site (3)	$413	$404	$9
Sites available for development	5,441	5,588	(147)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.
(2)	Occupancy % for 2010 excludes completed but vacant expansion sites.
(3)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal RV sites.

Real Property NOI increased by $4.1 million from $131.1 million to $135.2 million, or 3.1 percent. The growth in NOI is primarily due to increased revenues. Income from real property revenues consist of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $4.6 million, from $188.4 million to $193.0 million, or 2.5 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and RV portfolio increased by $4.2 million due to average rental rate increases of 2.6 percent and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, we experienced increased miscellaneous other property revenues of $0.4 million primarily due to revenue realized on cable television royalties.

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

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2010 and 2009:
	Years Ended
	December 31,
Financial Information (in thousands)	2010	2009	Change	% Change
Rental home revenue	$20,480	$20,463	$17	0.1%
Site rent from Rental Program (1)	28,585	26,699	1,886	7.1%
Rental Program revenue	49,065	47,162	1,903	4.0%
Expenses
Payroll and commissions	1,655	2,335	(680)	-29.1%
Repairs and refurbishment	7,671	7,513	158	2.1%
Taxes and insurance	3,127	3,101	26	0.8%
Marketing and other	2,961	3,342	(381)	-11.4%
Rental Program operating and maintenance	15,414	16,291	(877)	-5.4%
Rental Program NOI	$33,651	$30,871	$2,780	9.0%

Other Information
Number of occupied rentals, end of period	6,141	5,747	394	6.9%
Investment in occupied rental homes (in thousands)	$199,110	$181,301	$17,809	9.8%
Number of sold rental homes	762	705	57	8.1%
Weighted average monthly rental rate	$735	$728	$7	1.0%

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

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2010 and 2009:
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

OTHER INCOME STATEMENT ITEMS

Other revenues include other income (loss), interest income, and ancillary revenues, net.  Other revenues increased by $2.0 million, from $7.0 million to $9.0 million, or 28.6 percent.  This increase was due to increased interest income of $2.0 million. The increase in interest income was primarily due to the additional installment notes receivable recognized in association with the transfer of financial assets that are recorded as collateralized receivables in the Consolidated Balance Sheets.  The interest income on these collateralized receivables is offset by the same amount of interest expense recognized on the secured debt recorded in association with this transaction. See Note 5 for additional information.

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

Georgia flood damage charges of $0.8 million were recorded due to a flood that caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia in 2009.  See Note 4 for additional information.

Depreciation and amortization costs increased by $1.4 million, from $67.4 million to $68.9 million, or 2.1 percent due to increased depreciation on investment property for use in our Rental Program of $0.7 million and increased amortization of promotions and other depreciation of $0.7 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $2.6 million, from $62.8 million to $65.4 million, or 4.2 percent due to increased expense associated with the increase in our FNMA facility fee of $0.9 million and our secured borrowing arrangements of $2.8 million partially offset by a reduction in expense of $1.1 million primarily due to lower interest rates charged on variable rate debt.  The interest expense on our secured borrowing is offset completely by the interest income recognized on our collateralized receivables.  See Note 5 for additional information.

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

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Years Ended
	December 31,
	2011	2010	2009
Real Property NOI	$146,876	$135,222	$131,131
Rental Program NOI	37,991	33,651	30,871
Home Sales NOI/Gross Profit	6,860	7,915	9,238
Site rent from Rental Program (included in Real Property NOI)	(31,897)	(28,585)	(26,699)
NOI/Gross profit	159,830	148,203	144,541
Adjustments to arrive at net loss:
Other revenues	11,030	9,047	6,993
General and administrative	(27,860)	(24,810)	(25,099)
Georgia flood damage	-	-	(800)
Acquisition related costs	(1,971)	-	-
Depreciation and amortization	(74,193)	(68,868)	(67,423)
Asset impairment charge	(1,382)	-
Interest expense	(67,939)	(65,427)	(62,779)
Provision for state income taxes	(150)	(512)	(413)
Equity income (loss) and distributions from affiliates	2,100	(1,146)	(2,176)
Loss from continuing operations	(535)	(3,513)	(7,156)
Loss from discontinued operations	-	-	(227)
Net loss	(535)	(3,513)	(7,383)
Less: preferred return to Preferred OP units	1,222	-	-
Less: amounts attributable to common noncontrolling interests	(671)	(630)	(1,081)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,086)	$(2,883)	$(6,302)

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

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. Management also uses FFO-Adjusted a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business.  We believe that FFO-Adjusted provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. Other REITs may use different methods for calculating FFO and FFO-Adjusted and, accordingly, our FFO and FFO-Adjusted may not be comparable to other REITs.

FUNDS FROM OPERATIONS, CONTINUED

The following table reconciles net loss to FFO and FFO-Adjusted, and calculates FFO and FFO-Adjusted data for diluted purposes for the years ended December 31, 2011, 2010, and 2009 (in thousands, except for per share/OP unit amounts):

	Years Ended
	December 31,
	2011	2010	2009
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,086)	$(2,883)	$(6,302)
Adjustments:
Preferred return to Preferred OP units	1,222	-	-
Amounts attributable to common noncontrolling interests	(671)	(630)	(1,081)
Depreciation and amortization	75,479	70,578	69,301
Gain on disposition of assets, net	(2,635)	(4,300)	(5,845)
Funds from operations ("FFO")	$72,309	$62,765	$56,073
Adjustments:
Michigan Business tax/reversal	-	(740)	740
Georgia flood damage	-	-	800
Equity affiliate adjustment (1)	-	1,646	1,654
OFS LLC impairment charge	-	-	322
Acquisition related costs	1,971	-	-
Asset impairment charge	1,382	-	-
Benefit for state income taxes (2)	(407)	(32)	(97)
FFO-Adjusted	$75,255	$63,639	$59,492

Weighted average common shares outstanding:	21,147	19,168	18,484
Add:
OP units	2,075	2,114	2,179
Restricted stock	235	153	170
Common stock issuable upon conversion of Preferred OP units	580	-	-
Common stock issuable upon conversion of stock options	16	9	-
Weighted average common shares outstanding - diluted (FFO and FFO-Adjusted)	24,053	21,444	20,833

Funds from operations per share - diluted	$3.01	$2.93	$2.69
FFO-Adjusted per share - diluted	$3.13	$2.97	$2.86

(1)
This amount represents our equity loss from affiliates in 2010 and 2009.  Origen declared cash dividends of $2.1 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively, which remain in FFO and FFO-Adjusted.  No cash dividends were declared for the year ended December 31, 2009.

(2)	The state income tax benefit for the period ended December 31, 2011, 2010 and 2009 represents the reversal of the Michigan Business Tax provision previously recorded.

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

We closed on four acquisitions in 2011 in which we acquired 23 properties in total, 18 manufactured housing communities and five RV communities.  Subsequent to year end, we acquired three additional RV communities.  See Note 2 for details on the acquisitions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition.  Should additional investment opportunities arise in 2012, we will finance the acquisitions through secured financing, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the year ended December 31, 2011, we have invested $35.9 million related to the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2012 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured line of credit.

Cash and cash equivalents decreased by $2.5 million from $8.4 million at December 31, 2010, to $5.9 million as of December 31, 2011. Net cash provided by operating activities from continuing operations increased by $4.4 million from $59.1 million for the year ended December 31, 2010 to $63.5 million for the year ended December 31, 2011.

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

We have a secured revolving line of credit facility with a maximum borrowing capacity of $130.0 million, subject to certain borrowing base calculations. The outstanding balance on the line of credit at December 31, 2011 and 2010 was $107.5 million and $81.0 million, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of December 31, 2011 and 2010. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  The effective weighted average interest rate on the outstanding borrowings was 3.4 percent as of December 31, 2011.  As of December 31, 2011, $18.5 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2011, the highest balance on the line of credit was $107.5 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion, subject to certain conditions.  Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of December 31, 2011. The most limiting covenants contained in the line of credit are the maximum leverage ratio and minimum fixed charge coverage ratios. The maximum leverage ratio covenant requires that total indebtedness be no more than 70 percent of total asset value as defined in the terms of the line of credit agreement.  The minimum fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of December 31, 2011, the leverage coverage was 63.0 percent and the fixed charge coverage ratio was 1.86:1.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The slow economy and the conservative lending environment have generally resulted in a reduction of availability of financing and higher borrowing costs.  Although base interest rates have generally decreased relative to their levels prior to the disruptions in the financial markets, the tightening of credit markets has affected the credit risk spreads charged over base interest rates on, and the availability of, mortgage loan financing. For us, this is the most relevant consequence of financial market volatility.  We believe this risk is somewhat mitigated because we have adequate working capital provided by operating activities as noted above and debt maturities are appropriately staggered

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 32 unencumbered properties with an estimated market value of $233.7 million, most of which support the borrowing base for our $130.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, utilize debt and/or equity venture capital, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions.  When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2011, our outstanding contractual obligations, including interest expense, were as follows:
		Payments Due By Period
		(In thousands)
Contractual Cash Obligations	Total Due	< 1 year	1-3 years	3-5 years	After 5 years

Collateralized term loans - CMBS	$629,229	$8,452	$190,725	$264,803	$165,249
Collateralized term loans - FNMA	364,581	4,771	11,709	16,161	331,940
Aspen and Series B-3 Preferred OP Units	48,822	4,670	8,370	-	35,782
Lines of credit	129,034	5,534	-	107,500	16,000
Secured borrowing	81,682	3,450	7,923	9,661	60,648
Mortgage notes, other	143,877	20,148	51,597	53,927	18,205
Total principal payments	$1,397,225	$47,025	$270,324	$452,052	$627,824

Interest expense (1)	372,555	59,971	109,263	82,415	120,906
Operating leases	3,925	873	1,747	1,305	-
Total contractual obligations	$1,773,705	$107,869	$381,334	$535,772	$748,730

(1) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2011 excluding secured borrowings, and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2011, our debt to total market capitalization approximated 61.6 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt has a weighted average maturity of approximately 7.0 years and a weighted average interest rate of 5.1 percent.

Capital expenditures for the years ended December 31, 2011 and 2010 included recurring capital expenditures of $8.2 million and $6.8 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2012.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

Net cash used for investing activities was $159.5 million for the year ended December 31, 2011, compared to $43.4 million for the year ended December 31, 2010. The difference is due to increased acquisitions of $77.1 million, increased investment in property of $36.9 million, and decreased principal repayment on an officer’s notes and other notes receivable of $4.6 million, offset by increased proceeds related to disposition of assets of $0.8 million and increased dividend distribution from affiliate of $1.6 million,.

Net cash provided by financing activities was $93.5 million for the year ended December 31, 2011; compared to $11.8 million net cash used for financing activities for the year ended December 31, 2010. The difference is due to increased net proceeds received from the issuance of additional shares of $28.4 million, increased proceeds from issuance of other debt net of repayments on other debt of $50.2 million, increased net borrowings on the line of credit of $34.4 million, increased proceeds from stock option exercises of $0.6 million, and decreased payments to retire preferred operating partnership units of $0.9 million, offset by increased payments of deferred financing costs of $3.1 million and increased distributions to our stockholders and OP unitholders of $6.3 million due to equity issuances.

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

We have four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and two interest rate cap agreements with a notional amount of $162.4 million as of December 31, 2011. The first swap agreement fixes $25.0 million of variable rate borrowings at 5.60 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 3.04 percent through January 2014.  The first interest rate cap agreement has a cap rate of 11.0 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $10.0 million, and a termination date of October 3, 2016.  Each of these derivative contracts is based upon 90-day LIBOR.

Our remaining variable rate debt totals $322.8 million and $242.3 million as of December 31, 2011 and 2010, respectively, which bear interest at Prime, various LIBOR or Fannie Mae Discounted Mortgage Backed Securities (“DMBS”) rates. If Prime, LIBOR, or DMBS increased or decreased by 1.0 percent during the years ended December 31, 2011 and 2010, we believe our interest expense would have increased or decreased by approximately $2.6 million and $2.4 million based on the $257.7 million and $244.2 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2011 and 2010, respectively.  A portion of our variable debt is floating on DMBS rates.  If the credit markets tighten, and there are fewer or no buyers of this security, the interest rate may be negatively impacted resulting in higher interest expense.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to ensure that information we are required to disclose in filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Form 10-K for the fiscal year ended December 31, 2011. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2011 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Committees

Pursuant to the terms of our charter, the Board of Directors (the “Board”) is divided into three classes. The class up for election at the annual meeting of shareholders to be held in 2012 will hold office for a term expiring at the annual meeting of shareholders to be held in 2015. A second class will hold office for a term expiring at the annual meeting of shareholders to be held in 2013 and a third class will hold office for a term expiring at the annual meeting of shareholders to be held in 2014. Each director will hold office for the term to which such director is elected and until such director’s successor is duly elected and qualified. At each of our annual meeting of the shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

The Board meets quarterly, or more often as necessary. The Board met five times during 2011 and took various actions pursuant to resolutions adopted by unanimous written consent. All directors attended at least 75% of the meetings of the Board and each committee on which they served.  More than 50% of our board members attended the annual meeting of shareholders held on July 27, 2011.

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

The Audit Committee operates pursuant to a third amended and restated charter that was approved by the Board in December 2007, and is reviewed annually. It is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Audit Committee, among other functions, (i) has the sole authority to appoint, retain, terminate and determine the compensation of our independent accountants, (ii) reviews with our independent accountants the scope and results of the audit engagement, (iii) approves professional services provided by our independent accountants, (iv) reviews the independence of our independent accountants, and (v) directs and controls our internal audit functions. The current members of the Audit Committee are Messrs. Robert H. Naftaly, Clunet R. Lewis (Chairman) and Ms. Stephanie W. Bergeron, all of whom are “independent” as that term is defined in the rules of the SEC and applicable rules of the NYSE. The Audit Committee held four formal meetings during the fiscal year ended December 31, 2011. The Board has determined that each member of the Audit Committee is an “audit committee financial expert,” as defined by SEC rules.

The Compensation Committee operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Compensation Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The Compensation Committee, among other functions, (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and such other executive officers as may be designated by the Chief Executive Officer, evaluates the performance of such officers in light of such goals and objectives, and determines and approves the compensation of such officers based on these evaluations, (ii) approves the compensation of our other executive officers, (iii) recommends to the Board for approval the compensation of the non-employee directors and (iv) oversees our incentive-compensation plans and equity-based plans. The current members of the Compensation Committee are Messrs. Robert H. Naftaly (Chairman), Clunet R. Lewis and Paul D. Lapides, all of whom are independent directors under the NYSE rules. During the fiscal year ended December 31, 2011, the Compensation Committee held one formal meetings and took various actions pursuant to resolutions adopted by unanimous written consent. See “Report of the Compensation Committee on Executive Compensation.”

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter that was approved by the Board in March 2004. A copy of the NCG Committee Charter is available under the “Investor Relations-Officers and Directors” section of our website at www.suncommunities.com. The NCG Committee, among other functions, is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (ii) recommending that the Board select the committee-recommended nominees for election at each annual meeting of shareholders, (iii) developing and recommending to the Board a set of corporate governance guidelines applicable to us, and (iv) periodically reviewing such guidelines and recommending any changes, and overseeing the evaluation of the Board. The current members of the NCG Committee are Messrs. Ted J. Simon (Chairman), Clunet R. Lewis and Ronald L. Piasecki, all of whom are independent under the NYSE rules. The NCG Committee held one formal meeting during the fiscal year ended December 31, 2011. The NCG Committee considers diversity and skills in identifying nominees for service on our Board.  Regarding diversity, the NCG Committee considers the entirety of the board and a wide range of economic, social and ethnic backgrounds and does not nominate representational directors from any specific group.

The Executive Committee was established to generally manage our day-to-day business and affairs between regular Board meetings. In no event may the Executive Committee, without the prior approval of the Board acting as a whole: (i) recommend to the shareholders an amendment to our Charter; (ii) amend our Bylaws; (iii) adopt an agreement of merger or consolidation; (iv) recommend to the shareholders the sale, lease or exchange of all or substantially all of our property and assets; (v) recommend to the shareholders our dissolution or a revocation of a dissolution; (vi) fill vacancies on the Board; (vii) fix compensation of the directors for serving on the Board or on a committee of the Board; (viii) declare dividends or authorize the issuance of our stock; (ix) approve or take any action with respect to any related party transaction involving us; or (x) take any other action which is forbidden by our Bylaws. All actions taken by the Executive Committee must be promptly reported to the Board as a whole and are subject to ratification, revision and alteration by the Board, except that no rights of third persons created in reliance on authorized acts of the Executive Committee can be affected by any such revision or alteration. The current members of the Executive Committee are Messrs. Gary A. Shiffman and Ted J. Simon. The Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2011 but took various actions pursuant to resolutions adopted by unanimous written consent.

The Board oversees and implements its risk management function several different ways.  Specifically, the Audit Committee discusses our risk assessment and risk management policies with the Chief Financial Officer and other accounting staff, our internal auditor and our independent accountants in conjunction with its review of our financial statements as they deem necessary.  In addition, the Board discusses the general risks facing us, the risk factors disclosed in our annual and period reports and our risk management policies with our executive management team from time to time throughout the year.  In the event that a specific risk is identified, the Board or the Audit Committee directs management to assess, evaluate and provide remedial recommendations to the Board, or the Audit Committee, with respect to such risk which may include suggested public disclosure.

Independence of Non-Employee Directors

The NYSE rules require that a majority of the Board consist of members who are independent. There are different measures of director independence—independence under NYSE rules, under Section 16 of the Exchange Act and under Section 162(m) of the Code. The Board has reviewed information about each of our non-employee directors and determined that Messrs. Paul D. Lapides, Clunet R. Lewis, Robert H. Naftaly, Ronald L. Piasecki, Ted J. Simon and Ms. Stephanie W. Bergeron are independent directors. The independent directors meet on a regular basis in executive sessions without management participation. In 2011, the executive sessions occurred after some of the regularly scheduled meetings of the entire Board and may occur at such other times as the independent directors deem appropriate or necessary.  The Board appoints a lead director on an annual basis to serve for a term of one year.  Clunet R. Lewis is currently serving as lead director.  The lead director calls and presides at the executive sessions of our independent directors, acts as a liaison between our management team and the Board and is responsible for identifying, analyzing and making recommendations to the Board with respect to certain strategic and extraordinary matters.

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

Consideration of Shareholder Nominated Directors

The NCG Committee’s current policy is to review and consider any director candidates who have been recommended by shareholders in compliance with the procedures established from time to time by the NCG Committee. All shareholder recommendations for director candidates must be submitted in writing to our Secretary at Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, MI 48034, who will forward all recommendations to the NCG Committee. All shareholder recommendations for director candidates for election at the 2013 annual meeting of shareholders must be submitted to our Secretary not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the 2012 annual meeting provided, however, that if the 2013 annual meeting is more than 30 days earlier or later than the first anniversary of the 2012 annual meeting, notice by the shareholder must be delivered not earlier than the 120th day and not later than the 90th day prior to the date of the 2013 annual meeting or, if the first public announcement of the date of the 2013 annual meeting is less than 100 days prior to the date of the 2012 annual meeting, the tenth day following the day on which public announcement of the date of the 2013 annual meeting is first made by us. All shareholder recommendations for director candidates must include the following information:

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

Name	Age	Office
Gary A. Shiffman	57	Chairman, Chief Executive Officer, President and Director
Stephanie W. Bergeron	58	Director
Paul D. Lapides	57	Director
Clunet R. Lewis	65	Director
Robert H. Naftaly	74	Director
Ronald L. Piasecki	72	Director
Ted J. Simon	81	Director
Arthur A. Weiss	63	Director

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

Stephanie W. Bergeron has been a director since May 2007. Ms. Bergeron, a registered certified public accountant, also serves as the President and Chief Executive Officer of Walsh College. Additionally, Ms. Bergeron serves as President and Chief Executive Officer of Bluepoint Partners, LLC, a firm providing financial consulting services. From December 1998 to December 2003, Ms. Bergeron served as Vice President and Treasurer and then Senior Vice President-Corporate Financial Operations of The Goodyear Tire & Rubber Company (“Goodyear”).  Prior to joining Goodyear, Ms. Bergeron was a Vice President and Assistant Treasurer of DaimlerChrysler Corporation. She has also served on Audit Committees of several publicly traded companies (including as chairman) and a number of not for profit organizations.  During her business career, Ms. Bergeron directed staff responsible for accounting, treasury, investor relations and tax matters.  Crain’s Detroit Business named Bergeron one of its “Most Influential Women” in 1997 and in 2007.

Paul D. Lapides has been a director since December 1993. Mr. Lapides is Director of the Corporate Governance Center in the Michael J. Coles College of Business at Kennesaw State University, where he is a professor of management and entrepreneurship. Mr. Lapides is a director of EasyLink Services International Corporation (NASDAQ: ESIC) and a member of the Advisory Board of the National Association of Corporate Directors and served on the NACD’s Blue Ribbon Commission on Audit Committees (1999). Mr. Lapides has extensive knowledge and experience in the areas of real estate and corporate governance.  Mr. Lapides, a certified public accountant, has been involved in real-estate related activities including the management of a $3.0 billion national portfolio of income-producing real.  As a published author or co-author of more than 100 articles and twelve books, Mr. Lapides is considered a well-respected authority in management and corporate governance related issues.

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

Ted J. Simon has been a director since December 1993. Since February 1999, Mr. Simon has been affiliated with Grand Sakwa Management LLC, a real estate development company located in Farmington Hills, Michigan. From 1981 until January 1999, Mr. Simon was the Vice President-Real Estate (Midwest Group) of The Great Atlantic & Pacific Tea Company, Inc. and Mr. Simon was a Vice President-Real Estate and a director of Borman’s Inc., a wholly owned subsidiary of The Great Atlantic & Pacific Tea Company, Inc. Also, until December 2010, Mr. Simon was a director of Clarkston State Bank, a wholly-owned subsidiary of Clarkston Financial Corporation (OTC BB: CKSB.OB).  Mr. Simon has extensive executive-level experience in the real estate industry in general, including the management of large real estate and investment portfolios.  Mr. Simon has been involved in business activities related to residential and commercial real estate for the past 58 years.  Early in his career, Mr. Simon was involved with brokerage and management activities within the Detroit metropolitan area.  Later, Mr. Simon served as a senior real estate officer of various public supermarket companies with stores located across the United States, and their affiliated development subsidiaries.

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

As announced on February 27, 2006, the U.S. Securities and Exchange Commission (the “SEC”) completed its inquiry regarding the accounting for our SunChamp investment during 2000, 2001 and 2002, and the entry of an agreed-upon Administrative Order (the “Order”).  The Order required us to cease and desist from violations of certain non-intent based provisions of the federal securities laws, without admitting or denying any such violations.  On February 27, 2006, the SEC filed a civil action against Mr. Shiffman, in his capacity as our Chief Executive Officer, Jeffrey P. Jorissen, our then (and now former as of February 2008) Chief Financial Officer and a former Controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order.  On July 21, 2008, the U.S. District Court for the Eastern District of Michigan approved a settlement whereby the SEC dismissed its civil lawsuit against Mr. Shiffman and our former Controller.  The SEC concurrently reached a settlement with Mr. Jorissen.

Executive Officers

The persons listed below are our executive officers who served during the last completed fiscal year. Each is appointed by, and serves at the pleasure of, the Board.

Name	Age	Office
Gary A. Shiffman	57	Chairman, Chief Executive Officer, and President
Karen J. Dearing	47	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
John B. McLaren	41	Executive Vice President and Chief Operating Officer
Jonathan M. Colman	56	Executive Vice President

Background information for Gary A. Shiffman is provided above. Background information for the other three current executive officers is set forth below.

Karen J. Dearing joined us in October 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground up developments and expansions. Ms. Dearing became our Corporate Controller in 2002, a Senior Vice President in 2006, and Executive Vice President and Chief Financial Officer in February 2008. She was responsible for the overall management of our information technology, accounting and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier specializing in critical automotive fasteners and five years’ experience as a certified public accountant with Deloitte & Touche.

John B. McLaren has been in the manufactured housing industry since 1995. Prior to his appointment as Executive Vice President and Chief Operating Officer in February 2008, Mr. McLaren served, since August 2005, as Senior Vice President of Sun Home Services with overall responsibility for homes sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for Sun Home Services with responsibility for developing and leading our rental home program.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that, during the year ended December 31, 2011, our directors, executive officers and beneficial owners of more than 10% of our Common Stock have complied with all filing requirements applicable to them, except Mr. Arthur A. Weiss failed to timely file one report disclosing the sale of 1,632 shares of common stock by a trust of which he is co-trustee. In addition, in 2011 Mr. Weiss filed three Form 5’s relating to sales by the same trust of an aggregate of 20,041 shares of common stock in 2008, 2009 and 2010, which sales had not been previously reported. Mr. Weiss disclaims beneficial ownership of all of the shares held by the trust. In addition, in 2011 John B. McLaren filed a Form 5, which reported dispositions of common stock by him in his 401(k) account that had not been previously reported.

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

In late 2010, the Compensation Committee engaged FPL Associates (“FPL”), a nationally recognized consulting firm specializing in the real estate industry, to: (1) assist the Compensation Committee with identifying a peer group; (2) assess the overall framework of our executive compensation program; (3) assess the compensation levels compared to the selected peer group; and (4) provide guidance and recommendations in establishing the overall compensation structure and individual compensation opportunities that were in place during 2010 and those established in 2011. The compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer were reviewed and compared to a Public REIT Peer Group (the “Peer Group”) generally comparable to Sun in terms of asset class, size and/or geography. The Peer Group contained the following companies:

Associated Realty Corporation
Colonial Properties Trust
EastGroup Properties, Inc.
Equity LifeStyle Properties, Inc.
Glimcher Realty Trust
Home Properties, Inc.
Mid-America Apartment Communities, Inc.
Post Properties, Inc.
Ramco-Gershenson Properties Trust
UMH Properties, Inc.

The compensation data for each company was reviewed over a three-year period and compared to our compensation data for the same period.  Each compensation component and total compensation of our three officers generally ranked between the 25th percentile to median of the total compensation levels of the Peer Group. The Compensation Committee believed this to be an appropriate level of compensation, although the Compensation Committee does not set a specific target level of compensation for our officers in relation to peers. As part of the review, FPL and the Compensation Committee discussed long-term equity plans with multi-year performance components including the types of programs being utilized in the marketplace, an analysis of all the peer long-term incentive plans, and key considerations with regards to such a plan for us. The Compensation Committee evaluated the possibility of adding a long-term equity plan with multi-year performance metrics as a component of our compensation program in future years.  FPL has not provided any other services to us.

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

Compensation Components and Processes

In order to implement our executive compensation philosophy, the Compensation Committee exercises its independent discretion in reviewing and approving the executive compensation program as a whole, as well as specific compensation levels for each executive officer. Final aggregate compensation determinations for each fiscal year are generally made after the end of the fiscal year, after financial statements for such year become available. At that time, the Compensation Committee determines the annual incentive award, if any, for the past year’s performance, sets base salaries for those executive officers whose base salaries are not bound by employment agreements for the following fiscal year and makes awards of equity-based compensation, if any. Prior to the engagement of FPL in late 2010, the Compensation Committee did not formally benchmark executive compensation but did, on occasion, review salary and compensation information for companies with comparable market capitalization, number of employees and business sectors as published in the National Association of Real Estate Investment Trusts Compensation Survey (the “NAREIT Survey”) and various other compensation studies and surveys. The Compensation Committee used this information to gain a general understanding of current compensation practices and guidelines and did not tie its compensation decisions to any particular target or level of compensation noted in the NAREIT Survey or other surveys.  The Compensation Committee considers (a) internal equity among executive officers, (b) market data for the positions held by these executives, (c) each executive’s duties, responsibilities, and experience level, (d) each executive’s performance and contribution to our success, and (e) cost to us when determining levels of compensation.

The Compensation Committee also considered the results of the advisory vote by shareholders on executive compensation, or the "say-on-pay" proposal, presented to shareholders at our July 27, 2011 Annual Meeting. As reported in our Form 8-K, filed with the SEC on July 28, 2011, approximately 96% of the shares that voted on the say-on-pay proposal approved our 2010 executive compensation.  Based on the votes from our 2011 Annual Meeting, we will continue to offer an annual non-bidding advisory vote on the executive compensation. Accordingly, the Compensation Committee made no direct changes to the Company's executive compensation program as a result of the say-on-pay vote and our executive compensation program for the year ended December 31, 2011 continued to focus on the factors and objectives described above.

The key components of executive officer compensation are base salary, annual incentive awards, and long-term equity incentive awards. Base salary is generally based on factors such as an individual officer’s level of responsibility, prior years’ compensation, comparison to compensation of other officers, and compensation provided at competitive companies and companies of similar size.

Annual incentive awards are cash bonuses that motivate the executive officers to maximize our annual operating and financial performance and reward participants based on annual performance. The Compensation Committee annually reviews the performance measures for determining award levels which include individual performance, our performance against budget and growth in FFO and CNOI, in each case as measured against targets established by the Compensation Committee. A definition of FFO and NOI is included under the heading “Supplemental Measures” in Item 7 and CNOI is described further below.  The Compensation Committee, in its sole discretion, may make adjustments to the NAREIT definition of FFO in determining FFO performance targets and achievement. The specific performance measures of the 2011 annual incentive award plan are further enumerated below.

Long-term equity incentive awards are provided to the executive officers in order to increase their personal stake in our success and motivate them to enhance our long-term value while better aligning their interests with those of other shareholders. Equity awards are generally awarded in the form of restricted stock although stock options are utilized from time to time. The value of the restricted shares awarded is the price of a share of our stock as of the close of business on the grant date. On an annual basis the Compensation Committee reviews and approves the equity incentives to be issued to each of the executive officers for the prior year’s performance. There is no established target for long-term equity incentive awards for any of the executive officers either as a dollar value or percentage of their total compensation. Rather, the Compensation Committee reviews this component of each executive officer’s total compensation on an annual basis.  As such the Compensation Committee in May 2011 awarded equity incentive awards of 50,000 shares of restricted stock to Mr. Shiffman, 10,000 shares of restricted stock to Ms. Dearing and 7,500 shares of restricted stock to Mr. McLaren to complement their base salaries and bonuses for 2011.

Equity incentive awards were awarded in relation to the Company and individual 2011 performance in February 2012.  Ms. Dearing was granted 5,000 shares of restricted stock and Mr. McLaren was granted 10,000 shares of restricted stock.  In addition, in March 2011, we granted 7,500 shares of restricted stock to Ms. Dearing and 12,500 shares of restricted stock to Mr. McLaren pursuant to the terms of their new employment agreements.  Restricted stock awards generally begin to vest after three to four years from the date of grant and then vest over the following four to nine years. Our executive officers (as well as our employees that receive restricted stock awards) receive dividends on the restricted stock awards that have been granted to date, including restricted stock awards that have not vested.

Employment Agreements

Gary A. Shiffman

In 2005, we entered into an employment agreement with Gary A. Shiffman pursuant to which Mr. Shiffman serves as our Chairman, Chief Executive Officer, and President. Mr. Shiffman’s employment agreement is for an initial term ending December 31, 2011 and is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to this employment agreement, Mr. Shiffman is paid an annual base salary of $545,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2006. In addition to his base salary and in accordance with the terms of his employment agreement and in the sole discretion of the Compensation Committee, Mr. Shiffman is entitled to annual incentive compensation of up to 75% of his then current base salary if he satisfies certain individual and Company performance criteria established from time to time by the Compensation Committee. Mr. Shiffman also is entitled to annual incentive compensation of up to 25% of his then current base salary in the sole discretion of the Compensation Committee. The non-competition clauses of Mr. Shiffman’s employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any ancillary business during the period he is employed by us; and (b) in the manufactured housing community business or any ancillary business for a period of eighteen months following the period he is employed by us. However, Mr. Shiffman’s employment agreement does allow him to make passive investments relating to real estate in general or the housing industry in particular (other than in manufactured housing communities) during the period he is employed by us.

The initial term of the employment agreement of Mr. Shiffman expired on December 31, 2011 and the agreement was automatically renewed for a one-year term.  The Compensation Committee has been negotiating the terms of a new employment agreement with Mr. Shiffman and expects that a new agreement will be finalized in the second quarter of 2012.

A copy of Mr.Shiffman’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

Karen J. Dearing

On March 7, 2011 with an effective date of January 1, 2011 (the “Effective Date”), we entered into an employment agreement with Karen J. Dearing pursuant to which Ms. Dearing serves as our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer. Ms. Dearing’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2015. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Ms. Dearing is paid an annual base salary of $335,000 thereafter, subject to adjustments in accordance with the annual cost of living provided that if the base salary for the calendar year 2014 is less than 115% of the base salary for calendar year 2011, for 2014 and 2015 only, the annual increase in the base salary shall be the greater of five percent or the otherwise applicable cost of living adjustment.  Upon signing the employment agreement, Ms. Dearing was paid a one-time signing bonus of $150,000.  In addition to her base salary and in accordance with the terms of her employment agreement and in sole discretion of the Compensation Committee, Ms. Dearing is eligible for annual incentive compensation of up to 50% of her base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of her base salary at the sole discretion of the Compensation Committee.  The clawback clause of Ms. Dearing’s employment agreement deems that the bonus payment or any other incentive compensation is not deemed fully earned and vested, and Ms. Dearing shall reimburse us if previously paid, to the extent such incentive compensation becomes subject to clawback pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or NYSE rules.  Upon the execution of the employment agreement, Ms. Dearing was granted 7,500 shares of restricted stock pursuant to the terms of the employment agreement, which shall vest 2,500 shares on each of the fourth, fifth, and sixth anniversaries of the Effective Date.  The non-competition clauses of Ms. Dearing’s employment agreement preclude her from engaging, directly or indirectly, in the development, ownership, leasing, management, financing, or sales of manufactured housing communities or manufactured homes anywhere in the continental United States or Canada during the period she is employed by us and for a period of up to twenty four months following the period she is employed by us; provided, however, that if Ms. Dearing is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period she is employed by us.  Notwithstanding, Ms. Dearing’s employment agreement does allow her to make passive investments in publicly-traded entities engaged in our business during the period she is employed by us.  See “Change in Control and Severance Payments” for a description of the terms of the employment agreement relating to change of control and severance payments.

A copy of Ms.Dearing’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

John B. McLaren

On March 7, 2011 but effective as of the Effective Date, we entered into an employment agreement with John B. McLaren pursuant to which Mr. McLaren serves as our Executive Vice President and Chief Operating Officer. Mr. McLaren’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2015. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Mr. McLaren is paid an annual base salary of $345,000 in the first year, $375,000 in the second year, $400,000 in the third year, and $425,000 thereafter, subject to adjustments in accordance with the annual cost of living.  Upon signing the employment agreement, Mr. McLaren was paid a one-time signing bonus of $150,000.  In addition to his base salary and in accordance with the terms of his employment agreement and in the sole discretion of the Compensation Committee, Mr. McLaren is eligible for annual incentive compensation of up to 50% of his base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of his base salary at the sole discretion of the Compensation Committee.  The clawback clause of Mr. McLaren’s employment agreement deems that the bonus payment or any other incentive compensation is not deemed fully earned and vested, and Mr. McLaren shall reimburse us if previously paid, to the extent such incentive compensation becomes subject to clawback pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or NYSE rules.  Promptly after the execution of the employment agreement, Mr. McLaren was granted 12,500 shares of restricted stock pursuant to the terms of the employment agreement, which shall vest 4,166 shares on each of the fourth and fifth anniversaries of the Effective Date, and the remainder shall vest on the sixth anniversary.  The non-competition clauses of Mr. McLaren’s employment agreement preclude him from engaging, directly or indirectly, in the development, ownership, leasing, management, financing, or sales of manufactured housing communities or manufactured homes anywhere in the continental United States or Canada during the period he is employed by us and for a period of up to twenty four months following the period he is employed by us; provided, however, that if Mr. McLaren is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period he is employed by us.  Notwithstanding, Mr. McLaren’s employment agreement does allow him to make passive investments in publicly-traded entities engaged in our business during the period he is employed by us.  See “Change in Control and Severance Payments” for a description of the terms of the employment agreement relating to change of control and severance payments.

A copy of Mr.McLaren’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

2011 Compensation

The base salaries for the named executive officers for the year ended December 31, 2011, were paid in accordance with existing employment agreements or arrangements.

For 2011, the Compensation Committee established the following targets for the executive officers in relation to annual incentive awards. The achievement of such targets was used to determine a portion of the executive’s annual incentive award. As indicated in each executive’s employment agreement, the payment of any or all of the incentive compensation, whether or not set targets are achieved, is in the sole discretion of the Compensation Committee.  The structure of the bonus plans for Mr. Shiffman and Ms. Dearing are set forth in the tables below:

CEO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Met	Exceed	Excel	Maximum Discretionary Award (2)	Total Bonus Awarded

Achievement of individual goals	$159,346	$47,804	$95,608	$159,346	-	$159,346
Company achievement of FFO (1)	318,693	95,608	191,216	318,693	-	191,216
Compensation Committee Discretion (2)	159,346	-	-	-	159,346	159,346
Total	$637,385					$509,908

Due to the exceptional results achieved in 2011, including acquisitions and financing transactions, the Compensation Committee, elected to exercise its sole discretion to award Mr. Shiffman an additional discretionary amount of $127,477, bringing his total annual incentive bonus to $637,385.

CFO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Met	Exceed	Excel	Maximum Discretionary Award (2)	Total Bonus Awarded

Achievement of individual goals	$83,750	$25,125	$50,250	$83,750	-	$83,750
Company achievement of FFO (1)	167,500	50,250	100,500	167,500	-	100,500
Compensation Committee Discretion (2)	83,750	-	-	-	83,750	68,675
Total	$335,000					$252,925

           (1) See Target Level Table below for achievement ranges.
(2) The Compensation Committee has the discretion to award the CEO and CFO a cash bonus in any amount up to a maximum of 25% of their base salary.

The individual goals for Mr. Shiffman were focused on strategic leadership of the organization and communication of our mission and values, implementation of systems and processes that assure physical, financial and human resources of our organization, and provide strategic planning and guidance for opportunistic acquisition and/or expansions.  The individual goals for Ms. Dearing were focused on evaluation and implementation of strategies associated with our capital requirements and structure including debt and equity transactions, effectively leading our accounting, tax and information technology departments, and creating and communicating along with the other executive officers, our strategic vision.  The Compensation Committee determined that for fiscal year 2011 both Mr. Shiffman and Ms. Dearing “excelled” in the achievement of their individual goals and as such, achieved annual incentive awards of $159,346 and $83,750, respectively, for the achievement of this target.

The following tables provide a summary of the various target levels that we established compared to the actual results to evaluate the achievement of certain executive goals:

	Target Ranges
Achievement Level	FFO	CNOI(2)	Annual Quant Sales Budget	Revenue Producing Sites (“RPS”)
Met	$3.03 ≤ FFO ≤ $3.06	> $146,732,533	1,651	> 556
Exceed	$3.06 < FFO ≤ $3.09	> $147,466,196	1,651	> 606
Excel	$3.09 < FFO	> $148,199,858	1,651	> 656

	Company Results
	Revised FFO(1)	CNOI(2)	Annual Quant Sales Budget	Revenue Producing Sites (“RPS”)
Result	$3.07	$147,089,843	1,439	732
Achievement Level	Exceed	Met	Not Met	Excel

(1)	The reconciliation for Revised FFO as deemed by the Compensation Committee is below.
(2)	CNOI is comprised of NOI/Gross Profit excluding any Gross Profit (Loss) on fixed asset home sales. The CNOI of acquired communities in 2011 are not in the above target.

Although we reported FFO-Adjusted per share of $3.13, the Compensation Committee, in its sole discretion, reduced FFO-Adjusted per share for executive incentive purposes to $3.07 to reflect a charge for unrecovered 2009 interest expense related to a change in our lending agreement with Fannie Mae and PNC Bank.  The interest was added back to FFO for executive compensation purposes in 2009, but was not recovered in 2011 when the disagreement between us, Fannie Me and PNC Bank was concluded.  The following table provides information regarding the charge that was excluded from the Compensation Committee’s calculation of Revised FFO (shown as diluted per share):

Year Ended December 31, 2011
Funds from operations (FFO)	$3.01
Acquisition related costs	0.08
Asset impairment charge	0.06
Benefit for state income taxes	(0.02)
Unrecovered 2009 FNMA/ARCS facility fee	(0.06)
Revised FFO as deemed by the Compensation Committee	$3.07

We achieved Revised FFO/share of $3.07 as adjusted by the Compensation Committee and as such Messrs. Shiffman and McLaren and Ms. Dearing achieved annual incentive awards of $191,216, $41,400 and $100,500, respectively, for the achievement of this target.

The structure of the annual incentive plan for John B. McLaren is set forth in the table below:

COO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Minimum	Target	Maximum	Maximum Discretionary Award (2)	Total Bonus Awarded

CNOI(1)(2)	$86,250	$25,875	$51,750	$86,250	-
Company achievement of FFO (2)	69,000	20,700	41,400	69,000	-	41,400
Achievement of Revenue Producing Sites (“RPS”) (2)	17,250	5,175	10,350	17,250	-	17,250
Compensation Committee Discretion (3)	172,500				172,500	172,500
Total	$345,000					$231,150

(1) Annual Quant Sales Budget must also be achieved in order to be eligible for the CNOI Payout.
(2) See Target Ranges Table above for achievement ranges and definition of CNOI
(3) The Compensation Committee has the discretion to award the COO a cash bonus in any amount up to a maximum of 25% of his base salary.

Combined net operating income for this purpose may not be the same as net operating income as disclosed in the accompanying financial statements as certain items that are not under Mr. McLaren’s control or that are recorded solely for GAAP financial purposes are excluded from the computation of combined net operating income.  For purposes of this calculation, we achieved combined net operating income of $147,089,843 and we did not achieve the annual quant sales budget of 1,651, so Mr. McLaren did not achieve an annual incentive award for this target.

We achieved a gain in RPS of 732 sites and Mr. McLaren achieved an annual incentive award of $17,250 related to the achievement of this target.

For Jonathan M. Colman:

Mr. Colman’s annual incentive award is determined in the discretion of the CEO and recommended to the Compensation Committee after review of his overall responsibilities, his individual performance during the year, the annual incentives of the other executive officers and his overall compensation. For the fiscal year 2011, the CEO recommended and the Compensation Committee approved an annual incentive award of $75,000 related to his work on the acquisition of the 23 communities completed in 2011.

Tax and Accounting Implications

Deductibility of Executive Compensation.

Section 162(m) of the Code limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers. However, compensation that is paid pursuant to a plan that is performance-related, non-discretionary and has been approved by our stockholders is not subject to section 162(m). We have such a plan and may utilize it to mitigate the potential impact of section 162(m). We did not pay any compensation during 2011 that would be subject to section 162(m). We believe that, because we qualify as a REIT under the Code and therefore are not subject to federal income taxes on its income to the extent distributed, the payment of compensation that does not satisfy the requirements of section 162(m) will not generally affect our net income. However, to the extent that compensation does not qualify for deduction under section 162(m) or under short term incentive plans approved by shareholders to, among other things, mitigate the effects of section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that section 162(m) will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder. For these reasons, the Compensation Committee’s compensation policy and practices are not directly governed by section 162(m).

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

Director Compensation Tables

Directors who are also employees receive no additional compensation for their services as directors. During 2011, we paid directors that are not our employees the following annual fees:

	Chairman	Member
Annual Retainer	$-	$60,000
Audit Committee	$32,500	$30,000
Compensation Committee	$10,000	$5,000
NCG Committee	$10,000	$5,000
Executive Committee	$5,000	$-

The following tables provide compensation information for each member of the Board for the year ended on December 31, 2011.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Stephanie W. Bergeron	$90,000	$14,561	$104,561
Paul D. Lapides	$65,000	$14,561	$79,561
Clunet R. Lewis	$102,500	$14,561	$117,061
Robert H. Naftaly	$100,000	$14,561	$114,561
Ronald L. Piasecki	$65,000	$14,561	$79,561
Ted J. Simon	$75,000	$14,561	$89,561
Arthur A. Weiss (2)	$45,000	$14,561	$59,561

(1)
This column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements.

(2)	Although Arthur A. Weiss earned director’s fees of $60,000 for services during the year ended December 31, 2011, he declined to accept these fees until the second quarter of 2011 and was paid $45,000.

Name	July 2011 Option Award 1,500 each (1)	Aggregate number of options outstanding at December 31, 2011
Stephanie W. Bergeron	$14,561	7,500
Paul D. Lapides	$14,561	11,000
Clunet R. Lewis	$14,561	12,000
Robert H. Naftaly	$14,561	7,500
Ronald L Piasecki	$14,561	4,500
Ted J. Simon	$14,561	11,000
Arthur A. Weiss	$14,561	10,500

(1)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements.

Summary Compensation Table

The following table includes information concerning compensation for our named executive officers for the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	All Other Compensation (4)	Total
Gary A. Shiffman, Chairman,	2011	$637,385	$637,385	$1,882,000	$47,571	$3,204,341
Chief Executive Officer, and	2010	$615,012	$135,000	$-	$47,370	$797,382
President	2009	$621,779	$340,000	$897,000	$47,926	$1,906,705

Karen J. Dearing, Executive Vice	2011	$335,000	$402,925	$834,575	$5,145	$1,577,645
President, Treasurer, Chief	2010	$290,096	$-	$-	$5,594	$295,690
Financial Officer and Secretary	2009	$275,192	$172,000	$149,500	$6,022	$523,336

John B. McLaren, Executive Vice	2011	$345,000	$381,150	$1,113,925	$5,194	$1,845,269
President and Chief Operating	2010	$277,628	$-	$-	$4,397	$282,025
Officer	2009	$280,696	$147,500	$149,500	$5,385	$533,156

Jonathan M. Colman, Executive	2011	$191,521	$75,000	$-	$2,210	$268,731
Vice President	2010	$186,864	$15,000	$-	$2,777	$204,641
	2009	$190,194	$47,000	$-	$2,314	$239,508

(1)	The base salary amounts for 2009 include payments for 27 bi-weekly pay periods. The base salary amounts for 2011 and 2010 include payments for 26 bi-weekly pay periods.

(2)
See “2011 Compensation” above for additional information regarding annual incentive payments awarded in 2011.  Although the annual incentive payments were earned for 2011, 2010 and 2009 such payments were made in 2012, 2011 and 2010, respectively.  The bonus in 2011 for Ms. Dearing and Mr. McLaren includes the $150,000 signing bonus as provided for in their respective employment agreements.

(3)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements for the year ended December 31, 2011.

(4)
Includes matching contributions to our 401(k) Plan of $3,862, $4,900, $1,915 and $4,850 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing respectively; for the fiscal year ended December 31, 2011.  Includes matching contributions to our 401(k) Plan of $4,775, $3,805, $2,489 and $4,900 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing respectively; for the fiscal year ended December 31, 2010.  Includes matching contributions to our 401(k) Plan of $4,158, $4,853, $2,062 and $4,900 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing respectively; for the fiscal year ended December 31, 2009.  Also includes premiums for life insurance and accidental death and disability insurance in the amount of $294 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the fiscal year ended December 31, 2011; $288 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the fiscal year ended December 31, 2010; and $252 for each of Messrs. Shiffman, McLaren and Colman and Ms. Dearing for the fiscal year ended December 31, 2009.  Includes perquisites for sporting events valued in the amounts of $3,415 for Mr. Shiffman in the year ended December 31, 2011.  Includes $40,000, $39,000, and $36,667 paid to Mr. Shiffman by Origen Financial, Inc. for service on its Board of Directors for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Grants of Plan Based Awards

We made the following grants of restricted shares of our common stock to certain named executive officers in 2011.  The shares granted on March 7, 2011 vest one third of the shares on each of January 1, 2015, 2016 and 2017.  The shares granted on May 6, 2011 vest one third of the shares on each of May 6, 2015, 2016 and 2017.  The shares granted on February 20, 2012 vest 20 percent on February 20, 2016, 30 percent on February 20, 2017, 35 percent on February 20, 2018, 10 percent on February 20, 2019 and five percent on February 20, 2020.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock and Option Awards (1)
Gary A. Shiffman	05/06/11	50,000	$1,882,000
Karen J. Dearing	03/07/11	7,500	$254,175
	05/06/11	10,000	$376,400
	02/20/12	5,000	$204,000
John B. McLaren	03/07/11	12,500	$423,625
	05/06/11	7,500	$282,300
	02/20/12	10,000	$408,000
(1)  Pursuant to SEC rules, this column represents the total fair market value of restricted stock awards, in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the value of all restricted share awards previously granted our named executive officers.  None of the named executive officers hold any unexercised options.

Outstanding Equity Awards at Fiscal Year-End as of December31, 2011

	Share Awards (1)
Name	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested (2)
Gary A. Shiffman	3,502	$127,928	(3)
	1,000	$36,530	(4)
	60,000	$2,191,800	(7)
	50,000	$1,826,500	(9)

Karen J. Dearing	350	$12,786	(4)
	2,500	$91,325	(5)
	10,000	$365,300	(6)
	10,000	$365,300	(7)
	7,500	$273,975	(8)
	10,000	$365,300	(9)

John B. McLaren	10,000	$365,300	(6)
	10,000	$365,300	(7)
	12,500	$456,625	(8)
	7,500	$273,975	(9)

Jonathan M. Colman	500	$18,265	(4)
(1)	All share awards begin to vest after either the third or fourth anniversary of the date of grant.

(2)	Value based on $36.53, the closing price of our common stock on NYSE on December 31, 2011.

(3)	Shares will vest on July 15, 2014.

(4)	Shares will vest on May 10, 2014.

(5)
Shares of phantom stock will vest on May 12, 2012. On the vesting date, Ms. Dearing receives a cash payment equal to the total number of shares vested multiplied by the ten day average trading price of our common stock on NYSE.

(6)
Thirty-five percent of the shares vest on February 5, 2012 and February 5, 2013, twenty percent of the shares vest on February 5, 2014 and the remaining ten percent will vest in two equal installments on February 5, 2015 and February 5, 2018.

(7)	One third of the shares vests on each of July 29, 2013, July 30, 2014 and July 31, 2015.

(8)	One third of the shares vests on each of January 1, 2015, January 1, 2016 and January 1, 2017.

(9)	One third of the shares vests on each of May 6, 2015, May 6, 2016 and May 6, 2017.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning shares held by our named executive officers that vested during the fiscal year ended on December 31, 2011:
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Gary A. Shiffman	25,000	865,250	1,415	$50,084	(1)
	-	-	1,000	$38,545	(1)
	-	-	11,083	$420,655	(1)

Karen J. Dearing	-	-	350	$13,491	(1)
	-	-	2,500	$95,233	(2)

John B. McLaren	-	-	-	$-

Jonathan M. Colman	-	-	517	$18,299	(1)
	-	-	500	$19,273	(1)

(1)	Value based on the average of the high and low of the share price on the vesting date, or the next business day if the vesting date was on a weekend.
(2)
Represents an award of phantom stock where a cash bonus is paid on the vesting date in lieu of shares.  The cash bonus value is based on a 10 day average of our closing stock price prior to the vesting date.

Change in Control and Severance Payments

Messrs. Shiffman and McLaren and Ms. Dearing have contractual arrangements with us providing for severance and change in control payments. If any such executive is terminated without “cause,” he or she is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination and a continuation of salary for up to eighteen months after termination in the case of Mr. Shiffman and up to twelve months in the case of Ms. Dearing and Mr. McLaren, subject to the execution of a general release and continued compliance with his or her non-competition and confidentiality covenants. If Messrs. Shiffman’s or McLaren’s or Ms. Dearing’s employment is terminated due to death or disability, he or she or his or her heirs, is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination or death and a continuation of salary for up to twenty four months, in the case of Mr. Shiffman and Ms. Dearing and in the case of Mr. McLaren eighteen months if the permanent disability or death is on or before the third anniversary of the Effective Date of his employment agreement, and up to twenty four months if such permanent disability or death occurs after the third anniversary of  the Effective Date of his employment agreement. Upon a change of control and if Messrs. Shiffman or McLaren or Ms. Dearing is terminated within two years of the date of such change of control or less than two years remain under the term of his or her employment agreements, then he or she would receive 2.99 times his or her annual salary and a continuation of health and insurance benefits for one year. Under any of the foregoing events of termination or change of control, all stock options and other stock based compensation awarded to the executive shall become fully vested and immediately exercisable.

The following tables describe the potential payments upon termination without cause, a termination due to death or disability or after a change of control (and associated termination of the executives) for the following named executive officers:

Termination Without Cause

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits	Total
Gary A. Shiffman	$956,078	$4,182,758	$-	$5,138,836
Karen J. Dearing	$335,000	$1,473,986	$-	$1,808,986
John B. McLaren	$345,000	$1,461,200	$-	$1,806,200
Jonathan M. Colman	$-	$-	$-	$-

Termination Due to Death or Disability

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits	Total
Gary A. Shiffman	$1,274,770	$4,182,758	$-	$5,457,528
Karen J. Dearing	$670,000	$1,473,986	$-	$2,143,986
John B. McLaren	$517,500	$1,461,200	$-	$1,978,700
Jonathan M. Colman	$-	$18,265	$-	$18,265

Change of Control
Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,905,781	$4,182,758	$10,914	$6,099,453
Karen J. Dearing	$1,001,650	$1,473,986	$294	$2,475,930
John B. McLaren	$1,031,550	$1,461,200	$10,914	$2,503,664
Jonathan M. Colman	$-	$18,265	$-	$18,265

(1)
Assumes a termination on December 31, 2011 and payments based on base salary (without taking into account any accrued incentive based compensation) as of December 31, 2011 for each executive for the periods specified above.

(2)	Calculated based on a termination as of December 31, 2011 and the fair market value of our common stock on NYSE as of December 31, 2011.

(3)	Reflects continuation of health benefits, life insurance and accidental death and disability insurance for the periods specified above.

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
Clunet R. Lewis
Paul D. Lapides

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to us, as of February 15, 2012, the shareholdings of: (a) each person known to us to be the beneficial owner of more than five percent (5%) of our Common Stock; (b) each of our directors; (c) each named executive officer listed in the Summary Compensation Table; and (d) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	1,976,471	(2)	7.31%
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	46,313		*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	29,206		*
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	49,845		*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	10,974	(3)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	59,673	(4)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	74,412	(5)	*
Arthur A. Weiss 27777 Franklin Road Suite 200 Southfield, Michigan 48034	626,400	(6)	2.35%
Robert H. Naftaly 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	11,500	(7)	*
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	10,500	(8)	*
Ted J. Simon 27777 Franklin Road Suite 200 Southfield, Michigan 48034	15,741	(9)	*
FMR LLC and Edward C. Johnson 3d (10) 82 Devonshire Street Boston, MA 02109	2,791,546		10.55%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares(1)
The Vanguard Group, Inc. (11) 100 Vanguard Blvd. Malvern, PA 19355	2,474,173	9.35%
BlackRock, Inc. (12) 40 East 52nd Street New York, NY 10022	1,457,648	5.51%
All executive officers and directors as a group (11 persons)(13)	2,315,400	8.56%

* Less than one percent (1%) of the outstanding shares.

(1)
In accordance with SEC regulations, the percentage calculations are based on 26,450,402 shares of Common Stock issued and outstanding as of February 15, 2012 plus shares of Common Stock which may be acquired pursuant to options exercisable, Common OP Units and Preferred OP Units of Sun Communities Operating Limited Partnership that are indirectly convertible into Common Stock, within 60 days of February 15, 2012, by each individual or group listed. As of February 15, 2012, each Preferred OP Unit was indirectly convertible into 0.397 shares of Common Stock.

(2)
Includes: (a) 409,428 Common OP Units convertible into 409,428 shares of Common Stock; (b) 453,841 shares of Common Stock owned by certain limited liability companies of which Mr. Shiffman is a member and a manager, (c) 141,794 Common OP Units convertible into 141,794 shares of Common Stock owned by certain limited liability companies of which Mr. Shiffman is a member and a manager; and (d) a beneficial interest only in 25,000 Common OP Units convertible into 25,000 shares of Common Stock.

(3)	Includes 8,000 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

(4)
Includes (a) 20,000 Common OP Units convertible into 20,000 shares of Common Stock, and (b) 9,000 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

(5)
Includes: (a) 17,437 Common OP Units convertible into 17,437 shares of Common Stock, (b) 139,735 Preferred OP Units convertible into 139,735 Common OP Units, which in turn were convertible into 55,475 shares of Common Stock as of February 15, 2012, and (c) 1,500 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

(6)
Includes (a) 6,938 Common OP Units convertible into 6,938 shares of Common Stock, (b) 7,500 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012, (c) 453,841 shares of Common Stock owned by certain limited liability companies of which Mr. Weiss is a manager, (d) 141,794 Common OP Units convertible into 141,794 shares of Common Stock owned by a limited liability company of which Mr. Weiss is a manager, (e) 3,327 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust for which Mr. Weiss is a Co-Trustee and (f) a beneficial interest only in 10,000 Common OP Units convertible into 10,000 shares of Common Stock.  Mr. Weiss does not have a pecuniary interest in any of the 1997 Shiffman Charitable Remainder Unitrust or the limited liability companies described above and, accordingly, Mr. Weiss disclaims beneficial ownership of the 453,841 shares of Common Stock and the 141,794 Common OP Units held by the limited liability companies described above and the 3,327 shares of Common Stock held by the 1997 Shiffman Charitable Remainder Unitrust.

(7)	Includes 4,500 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

(8)	Includes 4,500 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

(9)	Includes 8,000 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

(10)
According to the Schedule 13G/A for the year ended December 31, 2011 and filed with the SEC on February 8, 2012, The Vanguard Group, Inc., in its capacity as investment advisor, beneficially owns 2,474,173 shares of our Common Stock.

(11)
According to the Schedule 13G/A reporting ownership as of January 31, 2012 and filed with the SEC on February 10, 2012, both FMR LLC, in its capacity as a parent holding company or control person, and Edward C. Johnson 3d, the Chairman of FMR LLC, beneficially own 2,791,546 shares of our Common Stock.

(12)
According to the Schedule 13G/A for the year ended December 31, 2011 and filed with the SEC on February 13, 2012, BlackRock, Inc., in its capacity as a parent holding company or control person, beneficially owns 1,457,648 shares of our Common Stock.

(13)
Includes (a) 630,597 Common OP Units convertible into 630,597 shares of Common Stock, (b) 139,735 Preferred OP Units convertible into 139,735 Common OP Units, which in turn were convertible into 55,475 shares of Common Stock as of February 15, 2012, and (c) 43,000 shares of Common Stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2012.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Equity Affiliates

We have entered into the following transactions with Origen Financial Services, LLC (“OFS LLC”):

•
Investment in OFS LLC.  We entered into an agreement with four unrelated companies (“Members”) and contributed cash of approximately $0.6 million towards the formation of a limited liability company.  OFS LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members.  We account for our investment in OFS LLC using the equity method of accounting.  As of December 31, 2011, we had an ownership interest in OFS LLC of 22.9 percent, and the carrying value of our investment was zero.

•
Loan Origination, Sale and Purchase Agreement. OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid OFS LLC a fee of approximately $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2011.  We purchased, at par, $3.0 million of these loans during the year ended December 31, 2011.

We have entered into the following transactions with Origen:

•
Investment in Origen: We own 5,000,000 shares of Origen common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family) owns 1,025,000 shares of Origen common stock.  We account for our investment in Origen using the equity method of accounting.  As of December 31, 2011 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.

•	Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer is a board member of Origen.

Lease of Principal Executive Offices

Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss, one of our directors, owns a 0.75 percent indirect interest in American Center LLC. As of October 2011, we lease approximately 48,200 rentable square feet.  The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The annual base rent under the current lease is $18.61 per square foot (gross) and will remain this amount through October 31, 2014.  From November 1, 2014 to August 31, 2015, the annual base rent will be $18.72 per square foot (gross) and then from September 1, 2015 to October 31, 2016, the annual base rent will be $17.92 per square foot (gross).  Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as one of our officers and/or directors and their ownership interest in American Center LLC.

Legal Counsel

During 2011, JRH&W acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $2.5 million in 2011 in connection with services rendered by JRH&W.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered by Grant Thornton, LLP, our independent auditors, for the fiscal years ended December 31, 2011 and 2010 were as follows:

Category	FYE 12/31/11	FYE 12/31/10
Audit Fees: For professional services rendered for the audit of the Company’s financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$601,908	$416,280
Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards and potential transactions and other SEC related matters	$32,020	$7,020
Tax Fees	$-	$-
All Other Fees	$-	$-

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

SUN COMMUNITIES, INC. (Registrant)

Date: February 23, 2012	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	February 23,2012
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	February 23, 2012
Karen J. Dearing
/s/	Stephanie W. Bergeron	Director	February 23, 2012
Stephanie W. Bergeron
/s/	Paul D. Lapides	Director	February 23, 2012
Paul D. Lapides
/s/	Clunet R. Lewis	Director	February 23, 2012
Clunet R. Lewis
/s/	Robert H. Naftaly	Director	February 23, 2012
Robert H. Naftaly
/s/	Ronald L. Piasecki	Director	February 23, 2012
Ronald L. Piasecki
/s/	Ted J. Simon	Director	February 23, 2012
Ted J. Simon
/s/	Arthur A. Weiss	Director	February 23, 2012
Arthur A. Weiss

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
1.1	Sales Agreement dated August 27, 2009, executed by and between Sun Communities, Inc. and Brinson Patrick Securities Corporation	(23)
1.2	Second Amendment to Sales Agreement dated May 31, 2011, executed by and between Sun Communities, Inc. and Brinson Patrick Securities Corporation	(30)
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
2.2	Master Contribution Agreement dated April 1, 2011 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership, and Kentland Corporation, Wilbur A. Lettinga, William B. Lettinga and Michael Lettinga	(31)
2.3	Contribution Agreement (Tamarac Village) dated as of May 5, 2011 by and among Tamarac Village Holding Company MHP Holding Company #2, LLC, Tamarac Village Holding Company MHP Holding Company #1, LLC, Tamarac Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Apple Carr Village, Brookside Village, Dutton Mill Village, Hickory Hills Village, Holiday West Village, Leisure Village, Oak Island Village, Southwood Village, Sycamore Village, Warren Dunes Village and Waverly Shores Village)	(31)
2.4	Contribution Agreement (Country Meadows Village) dated as of May 5, 2011 by and among Country Meadows Village Holding Company MHP Holding Company #2, LLC, Country Meadows Village Holding Company MHP Holding Company #1, LLC, Country Meadows Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Cider Mill Village, Country Hills Village, Hidden Ridge RV Park, Pinebrook Village and Windsor Woods Village)	(31)
2.5	Membership Interest Purchase Agreement dated as of June 23, 2011 by and among Wilbur A. Lettinga, William B. Lettinga, Michael Lettinga and Sun Home Services, Inc.	(31)
2.6	Master CNN Real Estate Purchase Agreement dated November 9, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
2.7	First Amendment to Master CNN Real Estate Purchase Agreement dated November 29, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
2.8	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Club Naples RV Resort LLC	(35)
2.9	First Amendment to Agreement of Sale (Club Naples) dated November 29, 2011 between Sun Communities Operating Limited Partnership and Club Naples RV Resort LLC	(35)
2.10	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Kountree RV Resort LLC	(35)
2.11	First Amendment to Agreement of Sale (Naples Gardens) dated November 29, 2011 between Sun Communities Operating Limited Partnership and Kountree RV Resort LLC	(35)
2.12	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and North Lake RV Resort LLC	(35)
2.13	First Amendment to Agreement of Sale (North Lake Estates) dated November 29, 2011 between Sun Communities Operating Limited Partnership and North Lake RV Resort LLC	(35)
2.14	Master BGT Real Estate Purchase Agreement dated November 9, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(37)
2.15	Agreement of Sale dated November 16, 2011 among Sun Communities Operating Limited Partnership, Blue Berry Hill RV LLC and Blue Berry Hill RV SPE LLC	(37)
2.16	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Grand Lake RV and Golf Resort LLC	(37)
2.17	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Three Lakes RV Park, LLC	(37)
2.18	First Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Grand Lake RV and Golf Resort LLC, Three Lakes RV Park, LLC, Blue Berry Hill RV LLC, Sun Blueberry Hill LLC, Sun Grand Lake LLC, and Sun Three Lakes LLC	(37)
2.19	Second Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Morgan RV Park Management, LLC, Ideal Cottage Sales LLC, Robert C. Morgan, Robert Moser and Sun Home Services, Inc.	(37)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	Articles Supplementary, dated October 16, 2006	(14)
3.3	First Amended and Restated Bylaws	(21)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(6)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(17)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(17)
4.4	Sun Communities, Inc. Equity Incentive Plan#	(22)
4.5	Form of Senior Indenture	(24)
4.6	Form of Subordinated Indenture	(24)
4.7	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	(31)
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	(2)
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.4	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(3)
10.5	Long Term Incentive Plan#	(4)
10.6	Second Amended and Restated 1993 Stock Option Plan#	(5)
10.7	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(6)
10.8	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.9	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.1	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.11	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(8)
10.12	2004 Non-Employee Director Stock Option Plan#	(9)
10.13	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(10)

Exhibit Number	Description	Method of Filing
10.14	Schedule identifying substantially identical agreements to Exhibit 10.13	(10)
10.15	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and BANK OF AMERICA, N.A., as Lender	(10)
10.16	Schedule identifying substantially identical agreements to Exhibit 10.15	(10)
10.17	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(10)
10.18	Schedule identifying substantially identical agreements to Exhibit 10.17	(10)
10.19	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(10)
10.20	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(10)
10.21	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(10)
10.22	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.23	Form of Restricted Stock Award Agreement#	(11)
10.24	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(12)
10.25	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(13)
10.26	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(13)
10.27	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(13)
10.28	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(13)
10.29	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000	(15)
10.30	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.	(15)
10.31	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(15)
10.32	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(15)
10.33	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(15)
10.34	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(15)
10.35	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(15)
10.36	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(15)
10.37	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(16)
10.38	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(16)
10.39	Loan Agreement, dated as of June 20, 2008, by and among Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, and LaSalle Bank Midwest National Association	(18)
10.40	Open-End Mortgage, dated as of June 20, 2008, executed by Apple Orchard, L.L.C., to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.41	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Lakeview LLC to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.42	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Tampa East, LLC to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.43	Promissory Note, dated June 20, 2008, in the principal amount of Twenty Seven Million and 00/100 Dollars ($27,000,000.00), by Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, in favor of LaSalle Bank Midwest National Association	(18)
10.44	Continuing Unconditional Guaranty, dated as of June 20, 2008, executed by Sun Communities Operating Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.45	Form and Example of: Environmental Indemnity Agreement, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. and Sun Communities Operating Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.46	Form and Example of: Assignment of Leases and Rents, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.47	Agreement for Purchase and Sale, dated as of July 1, 2008, by and between Sun Communities, Inc., Sun Communities Operating Limited Partnership, and 21st Mortgage Corporation	(19)
10.48	Inventory Security Agreement and Power of Attorney dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st Mortgage Corporation	(20)
10.49	Terms Schedule dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st Mortgage Corporation	(20)

Exhibit Number	Description	Method of Filing
10.50	Guaranty, dated as of March 6, 2009, executed by Sun Communities, Inc. to and for the benefit of 21st Mortgage Corporation	(20)
10.51	Convertible Secured Revolving Credit Line Agreement dated May 10, 2010 by and among Sun Home Services, Inc., Sun Communities, Inc., and 21st Century Mortgage Corporation	(25)
10.52	Common Stock Purchase Agreement dated August 6, 2010 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership and REIT Opportunity Ltd.	(26)
10.53	Loan Agreement dated March 1, 2011 among Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, and JPMorgan Chase Bank, National Association, as Lender	(27)
10.54	Promissory Note dated March 1, 2011 in the principal amount of $115,000,000 by Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, in favor of JPMorgan Chase Bank, National Association, as Lender	(27)
10.55	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	(28)
10.56	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	(28)
10.57	Loan Agreement dated May 10, 2011 among Sun Knollwood LLC, Sun Gwinnett LLC and Sun River Ridge II LLC, as Borrowers, and Bank of America, N.A., as Lender	(29)
10.58	Promissory Note dated May 10, 2011 in the principal amount of $23,625,000 by Sun Knollwood LLC, Sun Gwinnett LLC and Sun River Ridge II LLC, as Borrowers, in favor of Bank of America, N.A., as Lender	(29)
10.59	Two Hundred Seventy Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of June 23, 2011	(31)
10.60	Term Loan Agreement dated June 23, 2011 among Cider Mill Village Mobile Home Park, LLC, Country Hills Village Mobile Home Park, LLC, Country Meadows Village Mobile Home Park, LLC, Sun Orange City LLC and Bank of America, N.A.	(31)
10.61	Promissory Note, dated June 23, 2011, in the original principal amount of $15,530,000, made by Cider Mill Village Mobile Home Park, LLC, Country Hills Village Mobile Home Park, LLC, Country Meadows Village Mobile Home Park, LLC and Sun Orange City LLC in favor of Bank of America, N.A.	(31)
10.62	Term Loan Agreement dated June 23, 2011 among Pinebrook Village Mobile Home Park, LLC, Windsor Woods Village Mobile Home Park, LLC and Bank of America, N.A.	(31)
10.63	Promissory Note, dated June 23, 2011, in the original principal amount of $7,400,000, made by Pinebrook Village Mobile Home Park, LLC, Windsor Woods Village Mobile Home Park, LLC in favor of Bank of America, N.A.	(31)
10.64	Second Amended and Restated Master Credit Facility Agreement dated July 27, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(32)
10.65	Credit Agreement dated September 28, 2011, among Sun Communities Operating Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager and Fifth Third Bank, as Syndication Agent	(33)
10.66	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 3, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(34)
10.67	Non-Compete Agreement dated November 29, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
10.68	First Amendment to Non-Compete Agreement dated November 29, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
10.69	Term Loan Agreement dated December 15, 2011 among Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, Sun North Lake Estates LLC, Bank of America, N.A. and The PrivateBank and Trust Company	(35)
10.70	Promissory Note, dated December 15, 2011, in the original principal amount of $9,916,666.67, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of Bank of America, N.A.	(35)
10.71	Promissory Note, dated December 15, 2011, in the original principal amount of $7,083.333.33, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC. Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of The PrivateBank and Trust Company	(35)
10.72	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $152,362,500	(36)
10.73	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000	(36)
10.74	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(38)
10.75	BGT Non-Compete Agreement dated February 16, 2012 among Sun Communities Operating Limited Partnership, Robert C. Morgan, Robert Moser and Sun Home Services, Inc.	(37)
21.1	List of Subsidiaries of Sun Communities, Inc.	(38)
23.1	Consent of Grant Thornton LLP	(38)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(38)

Exhibit Number	Description	Method of Filing
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(38)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(38)
101.1*
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2011, 2010, and 2009, (v) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2011, 2010, and 2009; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III – Real Estate and Accumulated Depreciation.
		(39)

#	Management contract or compensatory plan or arrangement.

*
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

(1)           Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33-80972

(3)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1996

(4)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997

(5)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(6)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated September 29, 1999

(7)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001

(8)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended

(9)           Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(10)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(11)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(12)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(14)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 16, 2006

(15)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 4, 2008

(17)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 2, 2008

(18)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(19)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 1, 2008

(20)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 6, 2009

(21)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated April 30, 2009

(22)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 22, 2009

(23)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 27, 2009

(24)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 333-158623

(25)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 10, 2010

(26)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 6, 2010

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 1, 2011

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 7, 2011

(29)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 10, 2011

(30)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 31, 2011

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 23, 2011

(32)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 27, 2011

(33)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated September 28, 2011

(34)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(35)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 16, 2011

(36)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 3, 2012

(37)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 16, 2012

(38)	Filed herewith

(39)	To be filed by amendment

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2011, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, and their report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited Sun Communities, Inc. (a Maryland Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Sun Communities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Sun Communities, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sun Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011, and the related financial statement schedule, and our report dated February 23, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 23, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits of the basic financial statements included the financial statement schedule listed in the accompanying index.  These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 23, 2012

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)

	As of December 31,
	2011	2010
ASSETS
Investment property, net	$1,196,606	$1,032,326
Cash and cash equivalents	5,857	8,420
Inventory of manufactured homes	5,832	2,309
Notes and other receivables	114,884	88,807
Other assets	44,795	33,480
TOTAL ASSETS	$1,367,974	$1,165,342

LIABILITIES
Debt	$1,268,191	$1,163,612
Lines of credit	129,034	94,527
Other liabilities	71,404	39,587
TOTAL LIABILITIES	$1,468,629	$1,297,726

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value, 90,000 shares authorized (December 31, 2011 and 2010, 23,612 and 21,716 shares issued respectively)	236	217
Additional paid-in capital	555,981	495,331
Accumulated other comprehensive loss	(1,273)	(2,226)
Distributions in excess of accumulated earnings	(617,953)	(549,625)
Treasury stock, at cost (December 31, 2011 and 2010, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' deficit	(126,609)	(119,903)
Noncontrolling interests:
Preferred OP units	45,548	-
Common OP units	(19,594)	(12,481)
TOTAL STOCKHOLDERS’ DEFICIT	(100,655)	(132,384)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,367,974	$1,165,342

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years ended December 31,
	2011	2010	2009
REVENUES
Income from real property	$223,613	$204,498	$198,844
Revenue from home sales	32,252	31,945	32,721
Rental home revenue	22,290	20,480	20,463
Ancillary revenues, net	592	505	387
Interest	9,509	8,053	6,005
Other income, net	929	489	601
Total revenues	289,185	265,970	259,021

COSTS AND EXPENSES
Property operating and maintenance	59,190	52,994	51,176
Real estate taxes	17,547	16,282	16,537
Cost of home sales	25,392	24,030	23,483
Rental home operating and maintenance	16,196	15,414	16,291
General and administrative - real property	19,704	17,182	17,670
General and administrative - home sales and rentals	8,156	7,628	7,429
Georgia flood damage	-	-	800
Acquisition related costs	1,971	-	-
Depreciation and amortization	74,193	68,868	67,423
Asset impairment charge	1,382	-	-
Interest	64,606	62,136	59,432
Interest on mandatorily redeemable debt	3,333	3,291	3,347
Total expenses	291,670	267,825	263,588

Loss before income taxes and equity income (loss) from affiliates	(2,485)	(1,855)	(4,567)
Provision for state income taxes	(150)	(512)	(413)
Equity income (loss) and distributions from affiliates	2,100	(1,146)	(2,176)
Loss from continuing operations	(535)	(3,513)	(7,156)
Loss from discontinued operations	-	-	(227)
Net loss	(535)	(3,513)	(7,383)
Less: Preferred return to Preferred OP units	1,222	-	-
Less: Amounts attributable to noncontrolling interests	(671)	(630)	(1,081)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,086)	$(2,883)	$(6,302)

Amounts attributable to Sun Communities, Inc. common stockholders:
Loss from continuing operations, net of state income taxes	$(1,086)	$(2,883)	$(6,099)
Loss from discontinued operations, net of state income taxes	-	-	(203)
Net loss attributable to Sun Communities, Inc. common stockholders	$(1,086)	$(2,883)	$(6,302)

Weighted average common shares outstanding:
Basic	21,147	19,168	18,484
Diluted	21,147	19,168	18,484

Basic and diluted loss per share:
Continuing operations	$(0.05)	$(0.15)	$(0.33)
Discontinued operations	-	-	(0.01)
Basic and diluted loss per share	$(0.05)	$(0.15)	$(0.34)

Cash dividends declared per common share:	$3.15	$2.52	$2.52

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Net loss	$(535)	$(3,513)	$(7,383)
Unrealized gain (loss) on interest rate swaps	1,048	(411)	1,111
Total comprehensive income (loss)	513	(3,924)	(6,272)
Less: Comprehensive loss attributable to the noncontrolling interests	(576)	(673)	(963)
Comprehensive income (loss) attributable to Sun Communities, Inc. common stockholders	$1,089	$(3,251)	$(5,309)

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
 (In thousands)

	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Deficit	Non- controlling Interests	Total Stockholders' Deficit
Balance as of December 31, 2008	$203	$459,847	$(8,334)	$(2,851)	$(445,147)	$(63,600)	$(59,882)	$-	$(59,882)
Issuance and associated costs of common stock, net	3	1,502	-	-	-	-	1,505	-	1,505
Share-based compensation - amortization and forfeitures	-	2,462	-	-	-	-	2,462	-	2,462
Net loss	-	-	-	-	(6,302)	-	(6,302)	(1,081)	(7,383)
Unrealized gain on interest rate swaps and cap	-	-	-	993	-	-	993	118	1,111
Repayment of officer's notes	-	-	3,306	-	-	-	3,306	-	3,306
Cash distributions	-	-	-	-	(46,921)	-	(46,921)	(5,506)	(52,427)
Balance as of December 31, 2009	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(104,839)	$(6,469)	$(111,308)
Issuance of common stock from exercise of options, net	-	211	-	-	-	-	211	-	211
Issuance and associated costs of common stock, net	11	29,907	-	-	-	-	29,918	(1)	29,917
Share-based compensation - amortization and forfeitures	-	1,402	-	-	69	-	1,471	-	1,471
Net loss	-	-	-	-	(2,883)	-	(2,883)	(630)	(3,513)
Unrealized loss on interest rate swaps and cap	-	-	-	(368)	-	-	(368)	(43)	(411)
Repayment of officer's notes	-	-	5,028	-	-	-	5,028	-	5,028
Cash distributions	-	-	-	-	(48,441)	-	(48,441)	(5,338)	(53,779)
Balance as of December 31, 2010	$217	$495,331	$-	$(2,226)	$(549,625)	$(63,600)	$(119,903)	$(12,481)	$(132,384)
Issuance of common stock from exercise of options, net	-	841	-	-	-	-	841	-	841
Issuance and associated costs of common stock, net	19	58,347	-	-	-	-	58,366	-	58,366
Issuance of preferred OP units	-	-	-	-	-	-	-	45,548	45,548
Share-based compensation - amortization and forfeitures	-	1,462	-	-	79	-	1,541	-	1,541
Net income (loss)	-	-	-	-	(1,086)	-	(1,086)	(671)	(1,757)
Unrealized gain on interest rate swaps	-	-	-	953	-	-	953	95	1,048
Cash distributions	-	-	-	-	(53,580)	-	(53,580)	(5,232)	(58,812)
Distributions declared	-	-	-	-	(13,741)	-	(13,741)	(1,305)	(15,046)
Balance as of December 31, 2011	$236	$555,981	$-	$(1,273)	$(617,953)	$(63,600)	$(126,609)	$25,954	$(100,655)

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(535)	$(3,513)	$(7,383)
Less: Loss from discontinued operations, net of tax	-	-	(227)
Loss from continuing operations	(535)	(3,513)	(7,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) from land disposition	-	12	(90)
Asset impairment charges	1,382	-	-
(Gain) loss on valuation of derivative instruments	13	10	(9)
Stock compensation expense	1,609	1,593	2,566
Depreciation and amortization	73,484	66,873	64,301
Amortization of deferred financing costs	1,707	1,648	1,659
Distributions from affiliates	(2,100)	(500)	-
Equity loss from affiliates, net	-	1,646	2,176
Change in notes receivable from financed sales of inventory homes, net of repayments	(5,868)	(4,207)	(4,236)
Change in inventory, other assets and other receivables, net	(18,251)	(2,875)	(420)
Change in accounts payable and other liabilities	12,080	(1,566)	1,496
Net cash provided by operating activities of continuing operations	63,521	59,121	60,287
Net cash used for operating activities of discontinued operations	-	-	(526)
NET CASH PROVIDED BY OPERATING ACTIVITIES	63,521	59,121	59,761

INVESTING ACTIVITIES:
Investment in properties	(87,720)	(50,863)	(45,140)
Investment in affiliate	-	-	(50)
Acquisitions	(77,171)	-	-
Proceeds related to affiliate dividend distribution	2,100	500	-
Proceeds related to disposition of land	-	1	172
Proceeds related to disposition of assets and depreciated homes, net	1,360	511	276
Reduction of notes receivable and officer's notes, net	1,893	6,467	5,257
NET CASH USED FOR INVESTING ACTIVITIES	(159,538)	(43,384)	(39,485)

FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	58,366	29,917	1,505
Net proceeds from stock option exercise	841	211	-
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(60,034)	(53,779)	(52,462)
Payments to retire preferred operating partnership units	-	(925)	(500)
Borrowings on lines of credit	214,631	137,059	132,701
Payments on lines of credit	(180,124)	(136,997)	(128,655)
Proceeds from issuance of other debt	200,615	27,208	49,855
Payments on other debt	(137,330)	(14,114)	(23,909)
Payments for deferred financing costs	(3,511)	(393)	(477)
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES	93,454	(11,813)	(21,942)

Net (decrease) increase in cash and cash equivalents	(2,563)	3,924	(1,666)
Cash and cash equivalents, beginning of period	8,420	4,496	6,162
Cash and cash equivalents, end of period	$5,857	$8,420	$4,496

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$55,560	$53,316	$52,938
Cash paid for interest on mandatorily redeemable debt	$3,331	$3,288	$3,348
Cash paid for state income taxes	$523	$582	$527
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$1,048	$(411)	$1,111
Reduction in on secured borrowing balance	$11,104	$7,999	$5,156
Dividends declared and outstanding	$15,046	$-	$-
Noncash investing and financing activities at the date of acquisition:
Acquisitions - preferred OP units issued	$45,548	$-	$-
Acquisitions - debt assumed	$52,398	$-	$-
Acquisitions - other liabilities	$4,982	$-	$-

The accompanying notes are an integral part of the Consolidated Financial Statements

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

We own, operate, and develop manufactured housing and recreational vehicle communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2011, we owned and operated a portfolio of 159 properties located in 18 states (the “Properties”, or “Property”), including 141 manufactured housing communities, eight RV communities, and 10 properties containing both manufactured housing and RV sites. As of December 31, 2011, the Properties contained an aggregate of 54,811 developed sites comprised of 47,935 developed manufactured home sites, 3,867 permanent RV sites, 3,009 seasonal RV sites, and approximately 6,400 additional manufactured home sites suitable for development.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation.  We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset.  An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds.  Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis.  The results of an impairment analysis could be material to our financial statements.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, continued

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize an independent third party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third party to ascertain the fair value of the tangible and intangible assets (including in-place leases) acquired.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $1.8 million and $2.6 million as of December 31, 2011 and 2010, respectively.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

Investments in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting.  The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received.  We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment.  Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators.  When we have a carrying value of zero for our investment, we suspend the equity method of accounting until such time that the affiliate’s net income equals or exceeds the share of net losses not recognized during the time in which the equity method of accounting was suspended.  See Note 8 for additional information.

Notes and Other Receivables

We provide financing to purchasers of manufactured homes generally located in our communities.  The notes are collateralized by the underlying manufactured home sold.  Notes receivable include both installment loans retained by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables (See Note 5 for additional information).  For purposes of accounting policy, all notes receivable are considered one homogenous segment, as the notes are typically underwritten using the same requirements and terms.  Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss.  Interest income is accrued based upon the unpaid principal balance of the loans.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies, continued

Past due status of our notes receivable is determined based upon the contractual terms of the note.  When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual.  Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Loans on a nonaccrual status were immaterial at December 31, 2011 and 2010.  The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history.  Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable.  We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities.  We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes.  We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed.  A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 6 for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously.  This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the notes receivables for impairments. No loans were considered impaired as of December 31, 2011 and 2010.

We evaluate the credit quality of our notes receivable at the inception of the receivable. We consider the following factors in order to determine the credit quality of the applicant- FICO scores; home debt to income ratio; total debt to income ratio; length of employment; and previous landlord references.

Other receivables are generally comprised of amounts due from residents for rent and related charges, home sale proceeds receivable from sales near year end and various other miscellaneous receivables.  Accounts receivable from residents are typically due within 30 days and stated at amounts due from residents net of an allowance for doubtful accounts.  Accounts outstanding longer than the contractual payment terms are considered past due.  We evaluate the recoverability of our receivables whenever events occur or there are changes in circumstances such that management believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and lease agreements. Receivables related to community rents are reserved when we believe that collection is less than probable, which is generally after a resident balance reaches 60 to 90 days past due.

Other Assets

Included in other assets at December 31, 2011 and 2010 is restricted cash in the amount $7.2 million and $7.0 million, respectively. Restricted cash consists of amounts held in deposit at a financial institution to collateralize derivative instruments in a liability position and deposits for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements.

Deferred Tax Assets

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.   See Note 14 for additional information.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

Share-Based Compensation

Share-based compensation cost for restricted stock awards is measured based on the closing share price of our common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. Share based compensation cost for phantom share awards is re-measured based on the closing share price of our common stock at the end of each reporting period.  See Note 11 for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  See Note 18 for additional information regarding the estimates and assumptions used to estimate the fair value of each class of financial instrument.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants are generally for one year terms but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction.  Interest income on notes receivable is recorded on a level yield basis over the life of the notes.  We report certain taxes collected from the resident and remitted to taxing authorities in revenue.  These taxes include certain Florida property and fire taxes.

Advertising Costs

Advertising costs are expensed as incurred.  As of December 31, 2011, 2010, and 2009, we had advertising costs of $2.4 million, $2.2 million and $2.5 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, 7 to 15 years for furniture, fixtures and equipment, and 7 years for intangible assets.

Derivative Instruments and Hedging Activities

We do not enter into derivative instruments for speculative purposes.  We adjust our balance sheet on a quarterly basis to reflect the current fair market value of our derivatives. For those hedges that qualify for cash flow hedge accounting, we adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives.  Changes in the fair value of derivatives are recorded in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged.  The effective portion of the hedge is recorded in accumulated other comprehensive income.  We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.  See Note 17 for additional information.  Cash flows from derivative instruments are classified in the same category as the cash flows of the underlying hedged items, which are in the operating activities section of the Consolidated Statements of Cash Flows.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions

In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida RV community comprising 525 developed sites.  We believe the addition of Orange City to our portfolio creates an excellent growth opportunity as well as creating a new RV presence for us geographically.

In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprising 17 manufactured home communities and one RV community.  The 18 communities acquired are located in western Michigan and comprise 5,434 developed sites.  We believe the addition of Kentland complements our existing portfolio and enhances our long-term growth opportunities.

In November 2011, we acquired Cider Mills Crossings (“Cider Mills”), a Michigan manufactured home community comprising 262 developed sites through an auction.  We believe the addition of Cider Mills creates an exceptional growth opportunity for us within this community.

In December 2011, we acquired three Florida RV communities, Club Naples RV Resort, Kountree RV Resort, and North Lake RV Resort (collectively the “Florida Properties”), two of which are in Naples, Florida and one of which is in Moore Haven, Florida, comprised of 740 developed sites.  We believe the addition of these three Florida properties complement the existing Florida RV portfolio and will allow for a larger geographic footprint in the state.

In February 2012, we acquired three additional Florida RV communities, Three Lakes RV resort, Blueberry Hill RV resort and Grand Lake Estates (collectively, the “Additional Florida Properties”), one of which is located in Hudson, Florida, one of which is located in Bushnell, Florida and one of which is located in Orange Lake, Florida.  Together, the Additional Florida Properties are comprised of 1,124 RV sites for approximately $25.0 million.  We have engaged a third party to provide a valuation of the properties and will have the purchase price allocation for first quarter of 2012.

Acquisition related costs of approximately $2.0 million have been incurred as of December 31, 2011 and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

During the third quarter of 2011, we completed the purchase price allocation for Kentland and Orange City.

The purchase price allocation for Cider Mills and Florida Properties is preliminary and may be adjusted as final costs and final valuations are determined.

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for Kentland, Orange City, Cider Mills and the Florida Properties (in thousands):

At Acquisition Date	Kentland	Orange City	Cider Mills	Florida Properties	Total
Investment in property	$131,228	$6,460	$2,088	$24,027	$163,803
Inventory of manufactured homes	1,150	-	-	36	1,186
Notes	3,542	-	-	-	3,542
In-place leases	9,200	10	-	190	9,400
Other assets	1,269	-	-	899	2,168
Other liabilities	(2,067)	-	(1,678)	(1,237)	(4,982)
Assumed debt	(52,398)	-	-	-	(52,398)

Total identifiable assets and liabilities assumed	$91,924	$6,470	$410	$23,915	$122,719

Consideration

Cash	$27,383	$2,533	$410	$6,915	$37,241
Preferred OP units	45,548	-	-	-	45,548
New debt proceeds	18,993	3,937	-	17,000	39,930

Fair value of total consideration transferred	$91,924	$6,470	$410	$23,915	$122,719

As of December 31, 2011, the total residual value of the acquired in-place leases above is $8.7 million. The amortization period is seven years.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions, continued

The results of operations of Kentland, Orange City, Cider Mills, and the Florida Properties are included in the Consolidated Statements of Operations beginning on their acquisition dates of June 2011, May 2011, November 2011, and December 2011, respectively. The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2011 and 2010 as if the properties were acquired on January 1, 2010. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data) (1).

	Twelve Months Ended
	December 31, (Unaudited)
	2011	2010
Total revenues	$304,730	$293,982
Net income (loss) attributable to Sun Communities, Inc. shareholders	$1,005	$(2,326)
Net income (loss) per share attributable to Sun Communities, Inc. shareholders - basic	0.05	(0.12)
Net income (loss) per share attributable to Sun Communities, Inc. shareholders - diluted	0.05	(0.12)

(1)  Below are nonrecurring expenses that have been adjusted for the pro forma results above:
     (a)  The seller had management fees of $0.8 million and $1.6 million for the years ended December 31, 2011 and 2010 that have been excluded from above as these fees will not continue going forward.
     (b)  Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2011 and included in 2010.

The amount of Kentland, Orange City, Cider Mills, and the Florida Properties’ revenue and net income included in the Consolidated Statements of Operations for the year ended December 31, 2011 is set forth in the following table (in thousands):

	Revenue	Net Income
Actual from acquisition date to December 31, 2011	$12,201	$1,247

3.      Discontinued Operations

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

The following tables set forth certain summarized financial information of the discontinued operation (in thousands):

	Years Ended December 31,
	2011	2010	2009
Total revenues	$-	$-	$423
Total expenses	-	-	(777)
Asset impairment	-	-	-
Gain on sale of business	-	-	127
Loss from discontinued operations	-	-	(227)
Less: amounts attributable to noncontrolling interests	-	-	(24)
Loss from discontinued operations attributable to Sun Communities, Inc. common stockholders	$-	$-	$(203)

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	As of December 31,
	2011	2010
Land	$140,230	$116,837
Land improvements and buildings	1,342,325	1,190,761
Rental homes and improvements	246,245	209,824
Furniture, fixtures, and equipment	41,172	36,716
Land held for future development	24,633	26,406
Investment property	1,794,605	1,580,544
Accumulated depreciation	(597,999)	(548,218)
Investment property, net	$1,196,606	$1,032,326
Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

In September 2009, a flood caused substantial damage to our property, Countryside Village of Atlanta, located in Lawrenceville, Georgia, which included the destruction of 109 home sites.  We have comprehensive insurance coverage for both the property damage and business interruption, subject to deductibles and certain limitations.  In December 2011, we settled our insurance claim, which resulted in total proceeds of $4.8 million.  We are currently in the process of investigating the feasibility of, and seeking approval from FEMA for, rebuilding the damaged home sites, and have commenced discussions with our lender relative to the potential use of the insurance proceeds for such purpose.

In December 2011, we recorded impairment charges of $1.4 million associated with a long-lived asset for our manufactured housing community in Reidsville, North Carolina.  This community consists of 45 developed sites.  Based on our impairment analysis, we reviewed the carrying value of the long-lived asset to be held and used for impairment which indicated a possible impairment. Circumstances that prompted this test of recoverability included a decrease in the net operating income and an adverse judgment that limits the number of rental homes in the community.  We considered both of these factors and determined that we will not be expanding the community.  We recognized the impairment loss because the long-lived asset’s carrying value was deemed not recoverable and exceeded estimated fair value. We estimated the fair value of these long lived assets based on future cash flows and any potential disposition proceeds for the given asset. We used variables such as estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds to forecast future cash flows.  This transaction is classified as Asset Impairment Charge within the Consolidated Statements of Operations.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2011 and 2010, under which we received a total of $21.5 million and $26.9 million, respectively, of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes.  However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity.  The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

In the event of note default, and subsequent repossession of a manufactured home by the unrelated entity, the terms of the agreement require us to repurchase the manufactured home. Default is defined as the failure to repay the installment note according to contractual terms. The repurchase price is calculated as a percentage of the outstanding principal balance of the collateralized receivable, plus any outstanding late fees, accrued interest, legal fees, and escrow advances associated with the installment note.  The percentage used to determine the repurchase price of the outstanding principal balance on the installment note is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Repurchase %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
Equal to or greater than 64 but less than 120	65%
120 or more	50%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 6) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the Consolidated Balance Sheets.  The balance of the collateralized receivables was $81.2 million (net of allowance of $0.5 million) and $71.0 million (net of allowance of $0.2 million) as of December 31, 2011 and 2010, respectively.  The outstanding balance on the secured borrowing was $81.7 million and $71.3 million as of December 31, 2011 and 2010, respectively.

The balances of the collateralized receivables and secured borrowings fluctuate.  The balances increase as additional notes receivable are transferred and exchanged for cash proceeds.  The balances are reduced as the related collateralized receivables are collected from the customers, or as the underlying collateral is repurchased.  The change in the aggregate gross principal balance of the collateralized receivables is as follows (in thousands):

	2011	2010
Beginning balance as of December 31,	$71,278	$52,368
Financed sales of manufactured homes	21,509	20,637
Transfers of financial assets	-	6,271
Principal payments and payoffs from our customers	(4,425)	(3,497)
Principal reduction from repurchased homes	(6,680)	(4,501)
Total activity	10,404	18,910
Ending balance as of December 31,	$81,682	$71,278

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates.  The amount of interest income and expense recognized was $8.5 million and $7.0 million for the years ended December 31, 2011 and 2010, respectively.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	As of December 31,
	2011	2010
Installment notes receivable on manufactured homes, net	$13,417	$9,420
Collateralized receivables, net (see Note 5)	81,176	71,020
Other receivables, net	20,291	8,367
Total notes and other receivables, net	$114,884	$88,807

Installment Notes Receivable on Manufactured Homes

The installment notes of $13.4 million (net of allowance of $0.1 million) and $9.4 million (net of allowance of $0.1 million) as of December 31, 2011 and 2010, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments.  This also includes the notes receivable that were purchased in the Kentland acquisition.  See Note 2 for more information. The notes have a net weighted average interest rate and maturity of 7.9 percent and 10.3 years as of December 31, 2011, and 7.0 percent and 11.1 years as of December 31, 2010.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	2011	2010
Beginning balance as of December 31,	$9,466	$12,710
Financed sales of manufactured homes	3,362	4,969
Acquired notes (see Note 2)	3,542	-
Transfers of financial assets	-	(6,271)
Principal payments and payoffs from our customers	(1,728)	(1,150)
Principal reduction from repossessed homes	(1,097)	(792)
Total activity	4,079	(3,244)
Ending balance as of December 31,	$13,545	$9,466

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 5).  The receivables have a balance of $81.2 million (net of allowance of $0.5 million) and $71.0 million (net of allowance of $0.2 million) as of December 31, 2011 and 2010, respectively.  The receivables have a net weighted average interest rate and maturity of 11.2 percent and 13.2 years as of December 31, 2011, and 11.3 percent and 13.4 years as of December 31, 2010.

Allowance for Losses for Collateralized and Installment Notes Receivable

The allowance for losses for collateralized and installment notes receivable was $0.6 million and $0.3 million as of December 31, 2011 and 2010, respectively.

	2011	2010
Beginning balance as of December 31,	$(303)	$(250)
Lower of cost or market write-downs	84	219
Increase to reserve balance	(416)	(272)
Total activity	(332)	(53)
Ending balance as of December 31,	$(635)	$(303)

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.0 million (net of allowance of $0.4 million), home sale proceeds of $3.3 million, insurance receivables of $0.8 million, rebates receivable in association of FNMA settlement (see Note 9) of $4.9 million, insurance settlement (see Note 4) of $3.7 million, note receivable related to Kentland acquisition of $0.9 million (see Note 2), and other receivables of $3.7 million as of December 31, 2011.  Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $1.8 million (net of allowance of $0.4 million), home sale proceeds of $2.7 million, insurance receivables of $0.8 million, and rebates and other receivables of $3.1 million as of December 31, 2010.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.        Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the Consolidated Balance Sheets.  They are amortized into depreciation and amortization expense over a seven year amortization period. The gross carrying amount is $25.3 million and $17.1 million for the years ended December 31, 2011 and 2010, respectively.  The accumulated amortization is $10.8 million and $11.2 million for the years ended December 31, 2011 and 2010, respectively.  Aggregate net amortization expense related to intangible assets was $2.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.  We anticipate the amortization expense for the existing intangible assets to be $2.8 million, $2.6 million, $2.3 million, $2.1 million and $1.9 million for the next five years.

8.        Investment in Affiliates

Origen Financial Services, LLC. (“OFS LLC”)

At December 31, 2011, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.   We contributed cash of approximately $0.5 million toward the formation of OFS LLC.

In December 2009, we concluded that our investment in OFS LLC was not recoverable due to operating losses, liquidity concerns, and declining revenue trends and recorded an other than temporary impairment charge to reduce the carrying value of our investment to zero.  Equity accounting is suspended in periods when the recognition of equity losses would reduce the carrying value of our investment below zero and also because we are not obligated to provide additional funding to OFS LLC.  In the event OFS LLC reports net income in future periods, we will resume application of the equity method only after our share of the LLC’s net income equals or exceeds the share of net losses not recognized during the period in which equity accounting was suspended.  We recorded a loss associated with our equity allocation of OFS LLC’s financial results for the year ended December 31, 2010.  The carrying value of our investment in OFS LLC was zero as of December 31, 2011 and 2010.  Our equity allocation of OFS LLC’s losses was $0.5 million for the year ended December 31, 2009.

Origen Financial, Inc. (“Origen”)

We own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent, and the carrying value of our investment was zero as of December 31, 2011.  We do, however, receive income from dividend payments on our investment.  Origen had a market value of approximately $6.5 million based on a quoted market closing price of $1.29 per share from the “Pink Sheet Electronic OTC Trading System” as of December 31, 2011.

Our equity allocations of the losses from Origen were $1.6 and $1.7 million for the year ended December 31, 2010 and 2009, respectively.  Equity accounting is suspended in periods when the recognition of equity losses would reduce the carrying value of our investment below zero and also because we are not obligated to provide additional funding to Origen.  In the event Origen reports net income in future periods, we will resume application of the equity method only after our share Origen’s net income equals or exceeds the share of net losses not recognized during the period in which equity accounting was suspended.

The 2011 unaudited revenue and expense amounts in the table below represent actual results through November 2011, and budgeted results for December 2011.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        Investment in Affiliates, continued

The following table sets forth certain summarized restated unaudited financial information for Origen (amounts in thousands):

	Years Ended December 31, (Unaudited)
	2011	2010	2009
Total revenues	$67,094	$74,401	$84,870
Total expenses	78,902	90,995	97,301
Net loss	(11,808)	(16,594)	(12,431)

	As of December 31, (Unaudited)
ASSETS	2011	2010
Loans receivable	$628,708	$716,900
Other assets	22,924	27,201
Total assets	$651,632	$744,101
LIABILITIES
Warehouse and securitization financing	$560,724	$627,334
Other liabilities	51,625	49,792
Total liabilities	$612,349	$677,126

9.   Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Collateralized term loans - CMBS	$629,229	$602,886	5.0	4.1	5.5%	5.3%
Collateralized term loans - FNMA	364,581	369,147	11.3	3.4	3.6%	4.1%
Aspen and Series B-3 Preferred OP Units	48,822	48,322	9.2	10.2	6.9%	6.9%
Secured borrowing (see Note 5)	81,682	71,278	13.2	13.4	11.2%	11.3%
Mortgage notes, other	143,877	71,979	3.2	2.3	3.8%	3.7%
Total debt	$1,268,191	$1,163,612	7.3	4.6	5.2%	5.3%

Collateralized Term Loans

In March, 2011, we completed a collateralized mortgage backed security “CMBS” financing with JPMorgan Chase Bank, National Association for $115.0 million bearing an interest rate of 5.837% and a maturity date of March 1, 2021.  This loan is secured by 11 properties.  The loan refinanced $104.8 million of CMBS debt which was scheduled to mature in July 2011 and was collateralized using the same property pool.

In July 2011, we reached an agreement with Fannie Mae (“FNMA”) and PNC Bank, National Association, regarding the settlement of the litigation we commenced in November 2009 over certain fees charged when the variable rate loan facility was extended in April 2009.  The agreement became effective January 3, 2012 and the litigation was dismissed.  In accordance with the terms of the agreement, we have the option to extend the maturity date of our entire $367.0 million credit facility with PNC Bank and FNMA from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on our variable rate facility, the effect of which reduced interest expense by $1.7 million thru December 31, 2011.  See Note 20 for a more detailed description of the agreement. In addition we have a $10.0 million variable rate facility, which matures on May 1, 2023 and provides for interest-only payments until May 1, 2014, after which principal and interest payments will be due based on a 30-year amortization.  The interest rate for the $10.0 million variable rate facility is equal to the 90-day LIBOR index, plus an investor spread equal to 95 basis points, plus a variable facility fee equal to 172 basis points through maturity.

The collateralized term loans totaling $993.8 million as of December 31, 2011, are secured by 96 properties comprised of 35,180 sites representing approximately $585.9 million of net book value.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit, continued

Aspen Preferred OP Units

In February 2010, our Operating Partnership completed a ten year extension on the redemption date associated with the $35.8 million convertible Aspen Preferred OP Units to January 1, 2024.  In connection with the extension, the maximum annual preferred rate on the Aspen Preferred OP Units was increased to 9.0 percent from 8.6 percent.  These Aspen Preferred OP Units are convertible into 526,212 common shares based on a conversion price of $68 per share.

We redeemed $0.9 million of Series B-3 Preferred OP Units in the year ended December 31, 2010.

Secured Borrowing

See Note 5 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

In May 2011, we completed a refinancing agreement with Bank of America N.A., for $23.6 million.  This debt bears an interest rate of 5.38% and has a maturity of June 1, 2021.  This loan is secured by three properties.  The loan refinanced $17.9 million of debt which was scheduled to mature in June 2012 and was collateralized using the same property pool.

In June 2011, we assumed secured debt with a principal balance $52.4 million, as a result of the Kentland acquisition (see Note 2 for acquisition details), that has a weighted average maturity of 4.4 years and weighted average annual interest rate of 5.70%.  This secured debt was recorded at fair value on the date of the acquisition. This debt is secured by 12 properties.

In June 2011, we entered into a $22.9 million variable financing agreement with Bank of America N.A., to fund the Kentland and Orange City acquisition (see Note 2 for acquisition details).  The agreement has a weighted average maturity of 3.7 years and weighted average annual variable interest rate of 3.10%.  The debt was collateralized by six properties – five Kentland properties and Orange City.  Subsequent to the year ended December 31, 2011, we paid off $4.5 million of this agreement which was collateralized by Orange City.

In December 2011, we entered into a $17.0 million variable financing agreement with Bank of America, N.A. and Private Bank to fund the Florida Properties acquisition (see Note 2 for acquisition details).  The agreement has a weighted average maturity of 5.0 years and had an effective interest rate of 2.80% at December 31, 2011.  The debt was collateralized by all three of the properties acquired in the Florida Properties acquisition.

The mortgage notes totaling $143.9 million as of December 31, 2011, are collateralized by 31 properties comprised of 8,403 sites representing approximately $243.8 million of net book value.

Lines of Credit

In September, 2011, we entered into a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $130.0 million (the "Facility"), which replaced our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties.  The Facility has a built-in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion.  The Facility matures on October 1, 2015, assuming the election of the extension.  The Facility will bear interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our current leverage ratio, the margin is 2.75% as of December 31, 2011.  The outstanding balance on the line of credit was $107.5 million and $81.0 million as of December 31, 2011 and December 31, 2010, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of December 31, 2011 and December 31, 2010.  The weighted average interest rate on the outstanding borrowings was 3.4 percent as of December 31, 2011.  As of December 30, 2011 and December 31, 2010, $18.5 million and $30.0 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit, continued

In May 2010, we entered into a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio.  The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance.  The agreement has a maximum 10 year term that can be prepaid partially or in full at our option any time before the maturity date without penalty.  The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term.  The interest rate for the first 5 years is Prime plus 200 basis points, with a minimum rate of 5.5 percent and a maximum rate of 9.0 percent (effective rate 5.5 percent at December 31, 2011); and thereafter at a fixed rate of 5.15 percent over the 5-year U.S. Treasury rate in effect on May 1, 2015.  Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month.  The outstanding balance was $16.0 million as of December 31, 2011 and was collateralized by 841 rental homes with a net book value of $32.0 million.  The outstanding balance was $9.0 million as of December 31, 2010.

In March 2009, we entered into a $10.0 million manufactured home floor plan facility that was increased to $12.0 million in the second quarter of 2011. The floor plan facility initially had a committed term of one year. In February 2010, the floor plan facility was renewed indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at December 31, 2011).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month.  The outstanding balance was $5.5 million and $4.5 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2012	2013	2014	2015	2016	After 5 years
Lines of credit	$129,034	$5,534	$-	$-	$107,500	$-	$16,000
Mortgage loans payable:
Maturities	985,013	16,771	33,770	185,772	21,153	282,920	444,627
Principal amortization	152,674	16,600	17,458	17,031	16,204	14,614	70,767
Aspen and Series B-3 Preferred OP Units	48,822	4,670	4,145	4,225	-	-	35,782
Secured borrowing	81,682	3,450	3,784	4,139	4,581	5,080	60,648
Total	$1,397,225	$47,025	$59,157	$211,167	$149,438	$302,614	$627,824

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of December 31, 2011, we were in compliance with all covenants.

10. Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during 2011 or 2010.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2011, holders of Common OP Units converted 10,249 units to common stock.

The vesting requirements for 20,412 restricted shares granted to our employees were satisfied during the year ended December 31, 2011.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Equity Transactions, continued

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We entered into a sales agreement to issue and sell up to 1,600,000 shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3.  Sales under the agreement commenced during the third quarter of 2009 and we completed the final sale in May 2011.  On May 31, 2011, we entered into an amendment to the sales agreement pursuant to our effective shelf registration statement on Form S-3.  Our Board of Directors authorized the sale of an additional 1,600,000 shares after May 2011 under the sales agreement.  We issued 782,521 shares of common stock (480,184 shares from the first authorized issuance in 2009 and 302,337 shares from the second authorized issuance in 2011) during the year ended December 31, 2011 under the agreement.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $37.54 and we received net proceeds of approximately $28.8 million.  The proceeds were used to pay down our line of credit.  As of December 31, 2011, there were an additional 1,297,663 shares authorized for issuance under the agreement.  Subsequent to December 31, 2011, we have issued 40,524 shares at a weighted average price of $37.22 and received $1.5 million in net proceeds.

In August, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100,000,000 of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  In January, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit.

In June 2011, we issued $45.5 million of Preferred OP units in connection with the Kentland acquisition (see Note 2 for details).  Preferred OP unit holders can convert the Preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  These Preferred OP units are convertible, but not redeemable.  The Preferred OP unit holders receive a preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.

In January, 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share.  The net proceeds from the offering were $156.0 million after deducting the underwriting discounts and expenses related to the offering.  We used the net proceeds of the offering to repay $123.5 million of outstanding debt and we used $25.0 million to fund a portion of the purchase price of the remaining three RV communities located in Florida that we acquired in 2012 (See Note 2 for additional information).  We expect to use any remaining net proceeds of the offering to fund possible future acquisitions of properties and for working capital and general corporate purposes.

Cash dividends of $3.15 per share were declared for the year ended December 31, 2011.  Cash payments for aggregate dividends, distributions and dividend equivalents made to common stockholders, common OP unitholders, and restricted stockholders were $58.5 million for the year ended December 31, 2011.

On January 20, 2012, aggregate dividends, distributions and dividend equivalents of $15.0 million were made to common stockholders, common OP unitholders, and restricted stockholders of record on December 30, 2011.

11. Share-Based Compensation

As of December 31, 2011, we have three share-based compensation plans approved by stockholders.  The plans consist of Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”) and two Non-Employee Director Option Plans (“Director Plans”). The 2009 Equity Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 29, 2009.   The 2009 Equity Plan replaced the Sun Communities, Inc. Stock Option Plan adopted in 1993, as amended and restated in 1996 and 2000 (“1993 Plan”), and terminates automatically July 29, 2019.

Upon the approval of the 2009 Equity Plan by our stockholders, the Board of Directors terminated the 1993 Plan with respect to new awards.  Outstanding awards previously granted under the 1993 Plan were not affected by the termination of the 1993 Plan, and the terms of the 1993 Plan shall continue to govern such previously granted awards.

The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares, with 693,000 shares remaining for future issuance.  The maximum number of shares of common stock that may be issued under the Director Plans is 200,000 shares, with 83,750 shares remaining for future issuance.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Share-Based Compensation, continued

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

We have recognized compensation costs associated with shared based awards of $1.6 million, $1.6 million, and $2.6 million for the years ended December 31, 2011, 2010, and 2009 respectively.

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

The following table summarizes our restricted stock activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2011	141,783	$21.11
Granted	154,500	$37.15
Vested	(20,412)	$36.87
Forfeited	-
Unvested restricted shares at December 31, 2011	275,871	$28.93

Total compensation cost recognized for restricted stock was $1.5 million, $1.5 million, and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.  The total fair value of shares vested was $0.8 million, $1.8 million, and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2011 was approximately $6.0 million.  That expense is expected to be recognized $1.1 million in 2012, $1.2 million in 2013, $1.1 million in 2014 and $2.6 million thereafter.

Subsequent to the year ended December 31, 2011, restricted stock was granted to executive officers in February 2012.  The total granted was 15,000 shares, which had a grant date fair value of $40.80.

Options

We have granted stock options to certain employees and non-employee directors.  Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date.  Stock options generally vest over a three year period from the date of grant and have a maximum term of 10 years. We have granted 10,500 options to our non-employee directors during each of the years ended December 31, 2011, 2010, and 2009.  We issue new shares at the time of share option exercise (or share unit conversion).

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Share-Based Compensation, continued

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the periods indicated:

	July 2011 Award	July 2010 Award	July 2009 Award
Estimated fair value per share of options granted:	$9.70	$6.93	$1.66
Number of options granted	10,500	10,500	10,500

Assumptions:
Annualized dividend yield	6.70%	8.50%	16.90%
Common stock price volatility	45.20%	40.77%	32.70%
Risk-free rate of return	1.52%	2.40%	3.24%
Expected option terms (in years)	5.0	7.3	7.3

The following table summarizes our option activity during the year ended December 31, 2011:

	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options outstanding at January 1, 2011	140,177	$29.20
Granted	10,500	37.35
Exercised	(64,641)	29.43
Forfeited or expired	(8,950)	33.33
Options outstanding at December 31, 2011	77,086	$29.64	5.59	$540

Options vested and expected to vest	77,086	$29.64	5.59	$540

Options vested and exercisable at December 31, 2011	47,086	$30.75	3.66	$272

The options outstanding as of December 31, 2011 consist of 12,336 employee options and 64,750 non-employee director options.  The compensation expense associated with non-vested stock option awards was not significant for the years ended December 31, 2011, 2010, and 2009.  Aggregate intrinsic value represents the value of our closing share price as of December 31, 2011 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

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

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Share-Based Compensation, continued

For the year ended December 31 2011 and 2010, we recorded compensation expense of approximately $0.1 million related to phantom awards.  For the year ended December 31, 2009, we recognized an immaterial amount of compensation expense related to these phantom awards.  The following table summarizes the phantom award activity for the year ended December 31, 2011:

	Number of Shares	Aggregate Fair Value (in 000's)
Unvested phantom awards at January 1, 2011	5,326	$177
Granted	-
Vested	(2,588)	(99)
Forfeited	(150)
Unvested phantom awards at December 31, 2011	2,588	$95

We had 2,588 unvested phantom awards with an aggregate fair value of approximately $0.1 million based on our closing share price of $36.53 as of December 31, 2011.  The awards vest (cash bonus is paid) in varying amounts until 2014. The remaining unrecognized expense related to these phantom awards is immaterial based on the closing share price as of December 31, 2011.

12.     Other Income

The components of other income are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Brokerage commissions	$513	$476	$506
Other, net	416	13	95
Total other income	$929	$489	$601

13.     Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal RV revenue is included in Real Property Operations’ revenues and is approximately $4.7 million annually. This seasonal revenue is recognized 49% in the first quarter, 8.0% in the second, 15% in the third quarter and 28% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$223,613	$54,542	$278,155
Operating expenses/Cost of sales	76,737	41,588	118,325
Net operating income/Gross profit	146,876	12,954	159,830
Adjustments to arrive at net income (loss):
Other revenues	10,438	592	11,030
General and administrative	(19,704)	(8,156)	(27,860)
Acquisition related costs	(1,971)	-	(1,971)
Depreciation and amortization	(51,063)	(23,130)	(74,193)
Asset impairment charge	(1,382)	-	(1,382)
Interest expense	(66,949)	(990)	(67,939)
Equity income from affiliates	2,100	-	2,100
Provision for state income taxes	(150)	-	(150)
Net income (loss)	18,195	(18,730)	(535)
Less: Preferred return to preferred OP units	1,222	-	1,222
Less: Net income (loss) attributable to noncontrolling interests	1,003	(1,674)	(671)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$15,970	$(17,056)	$(1,086)

13.   Segment Reporting, continued

	Year Ended December 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$204,498	$52,425	$256,923
Operating expenses/Cost of sales	69,276	39,444	108,720
Net operating income/Gross profit	135,222	12,981	148,203
Adjustments to arrive at net income (loss):
Other revenues	8,542	505	9,047
General and administrative	(17,182)	(7,628)	(24,810)
Depreciation and amortization	(47,584)	(21,284)	(68,868)
Interest expense	(64,772)	(655)	(65,427)
Equity loss and distributions from affiliates	(1,146)	-	(1,146)
Provision for state income taxes	(512)	-	(512)
Net income (loss)	12,568	(16,081)	(3,513)
Less: Net income (loss) attributable to noncontrolling interests	967	(1,597)	(630)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$11,601	$(14,484)	$(2,883)

	Year Ended December 31, 2009
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$198,844	$53,184	$252,028
Operating expenses/Cost of sales	67,713	39,774	107,487
Net operating income/Gross profit	131,131	13,410	144,541
Adjustments to arrive at net income (loss):
Other revenues	6,606	387	6,993
General and administrative	(17,670)	(7,429)	(25,099)
Georgia flood damage	(800)	-	(800)
Depreciation and amortization	(47,020)	(20,403)	(67,423)
Interest expense	(62,456)	(323)	(62,779)
Equity loss from affiliates	(1,654)	(522)	(2,176)
Provision for state income taxes	(413)	-	(413)
Income (loss) from continuing operations	7,724	(14,880)	(7,156)
Loss from discontinued operations	(227)	-	(227)
Net income (loss)	7,497	(14,880)	(7,383)
Less: Net income (loss) attributable to noncontrolling interests	487	(1,568)	(1,081)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,010	$(13,312)	$(6,302)

	As of December 31,
	2011			2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,028,575	$168,031	$1,196,606	$890,867	$141,459	$1,032,326
Cash and cash equivalents	5,972	(115)	5,857	8,385	35	8,420
Inventory of manufactured homes	-	5,832	5,832	-	2,309	2,309
Notes and other receivables	109,436	5,448	114,884	84,932	3,875	88,807
Other assets	41,843	2,952	44,795	30,945	2,535	33,480
Total assets	$1,185,826	$182,148	$1,367,974	$1,015,129	$150,213	$1,165,342

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     Income Taxes

We have elected to be taxed as a REIT as defined under Section 856(c) of the Code, as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2011.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2011, 2010, and 2009, distributions paid per share were taxable as follows (unaudited):

	Years Ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.74	23.5%	$0.52	20.5%	$0.63	25.1%
Capital gain	-	0.0%	-	0.0%	0.01	0.3%
Return of capital	2.41	76.5%	2.00	79.5%	1.88	74.6%
Total distributions declared	$3.15	100.0%	$2.52	100.0%	$2.52	100.0%

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

14.     Income Taxes, continued

The deferred income tax assets included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$19,723	$15,644
Real estate assets	17,297	15,201
Amortization of intangibles	(128)	(128)
Gross deferred tax assets	36,892	30,717
Valuation allowance	(35,892)	(29,717)
Net deferred tax assets	$1,000	$1,000

SHS has net operating loss carry forwards of approximately $58.0 million at December 31, 2011. The loss carryforwards will begin to expire in 2021 through 2031 if not offset by future taxable income. Management believes its net deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. The deferred tax asset will be used when we generate sufficient taxable income.  No federal tax expense was recognized in the years ended December 31, 2011, 2010, and 2009.

We had no unrecognized tax benefits as of December 31, 2011 and 2010. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011.

We classify certain state taxes as income taxes for financial reporting purposes in accordance with ASC Topic 740, Income Taxes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.2 million, $0.5 million, and $0.4 million in the years ended December 31, 2011, 2010, and 2009, respectively.  The current portion of the state income tax provision is approximately $0.6 million, $0.5 million, and $0.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.  The deferred tax benefit portion of the state income tax provision is approximately $0.4 million and $0.2 million for December 31, 2011 and 2009, respectively.  The deferred tax benefit portion of the state income tax provision for December 31, 2010 was immaterial.

A deferred tax liability is included in our Consolidated Balance Sheets of $0.4 million as of December 31, 2010 in relation to the Michigan Business Tax and we had no deferred tax liability in relation to the Michigan Business Tax as of December 31, 2011 due to changes in the tax law.  No deferred tax liability is recorded in relation to the Texas Margin Tax as of December 31, 2011 and 2010.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2007.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the year ended December 31, 2011.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Loss Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units, which if converted or exercised, may impact dilution.  Although our unvested restricted shares qualify as participating securities, we do not include them in the computation of basic loss  per share under the two-class method in periods we report net losses, as the result would be anti-dilutive.

Computations of basic and diluted loss per share from continuing operations were as follows (in thousands, expect per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator
Net loss from continuing operations attributable to common stockholders	$(1,086)	$(2,883)	$(6,099)

Denominator
Basic weighted average common shares outstanding	21,147	19,168	18,484
Add: dilutive securities	-	-	-
Diluted weighted average common shares	21,147	19,168	18,484

Basic and diluted loss per share from continuing operations available to common stockholders	$(0.05)	$(0.15)	$(0.33)

We excluded securities from the computation of diluted loss per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted loss per share as of December 31, 2011, 2010, and 2009 (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Stock options	77	140	152
Unvested restricted stock	276	142	188
Common OP Units	2,072	2,082	2,140
Aspen Preferred OP units	1,111	-	-
Convertible Preferred OP Units	526	526	526
Total securities	4,062	2,890	3,006

The figures above represent the total number of potentially dilutive securities, and do not reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of loss per share available to common stockholders.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2011 and 2010.   Income (loss) per share for the year may not equal the sum of the fiscal quarters’ income (loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2011
Total revenues	$69,714	$68,262	$74,723	$76,486
Total expenses	67,348	70,358	75,044	78,920
Income (loss) before income taxes and equity income (loss) from affiliates	2,366	(2,096)	(321)	(2,434)

Equity income and distributions from affiliates (1)	350	850	450	450
Income (loss) attributable to Sun Communities, Inc. common stockholders	2,400	(890)	(373)	(2,223)

Income (loss) per share:
Basic	$0.12	$(0.04)	$(0.02)	$(0.10)
Diluted	$0.11	$(0.04)	$(0.02)	$(0.10)

2010
Total revenues	$67,535	$66,741	$64,709	$66,985
Total expenses	65,123	68,701	66,146	67,855
Income (loss) before income taxes and equity income (loss) from affiliates	2,412	(1,960)	(1,437)	(870)

Equity (loss) income and distributions from affiliates (1)	(819)	(758)	(69)	500
Income (loss) attributable to Sun Communities, Inc. common stockholders	1,337	(2,449)	(1,403)	(368)

Income (loss) per share:
Basic	$0.07	$(0.13)	$(0.07)	$(0.02)
Diluted	$0.07	$(0.13)	$(0.07)	$(0.02)

(1)	Refer to Note 8 for more information regarding Equity income (loss) and distributions from affiliates.

17. Derivative Instruments and Hedging Activities

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

As of December 31, 2011, we had four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million and two interest rate cap agreements with a notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2011:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/04/02	07/03/12	25.0	3 Month LIBOR	0.3721%	4.7000%	0.9000%	5.6000%
Swap	Floating to Fixed Rate	01/02/09	01/02/14	20.0	3 Month LIBOR	0.3721%	2.1450%	0.9000%	3.0450%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.5810%	11.0000%	0.0000%	N/A
Cap	Cap Floating Rate	10/03/11	10/03/16	10.0	3 Month LIBOR	0.5810%	11.0200%	0.0000%	N/A

Generally our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or do not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 18 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of December 31, 2011 and 2010 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value As of December 31,		Balance Sheet Location	Fair Value As of December 31,
Derivatives designated as hedging instruments		2011	2010		2011	2010
Interest rate swaps and cap agreement	Other assets	$-	$-	Other liabilities	$1,106	$2,166
Total derivatives designated as hedging instruments		$-	$-		$1,106	$2,166

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the years ended December 31, 2011, 2010, and 2009 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate swaps and cap agreement	$1,048	$(411)	$1,111	Interest expense	$-	$-	$-	Interest expense	$(13)	$(10)	$9
Total	$1,048	$(411)	$1,111	Total	$-	$-	$-	Total	$(13)	$(10)	$9

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2011 and 2010, we had collateral deposits recorded in other assets of $3.1 million and $3.8 million, respectively.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Fair Value of Financial Instruments

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

Installment Notes on Manufactured Homes
The net carrying value of the installment notes on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates.

Long Term Debt and Lines of Credit
The fair value of long term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities.

Collateralized Receivables and Secured Borrowing
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the Consolidated Balance Sheets.  The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates.

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2011.  The table presents the carrying values and fair values of our financial instruments as of December 31, 2011 and 2010 that were measured using the valuation techniques described above. The table excludes financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	As of December 31,
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Derivative instruments	$-	$-	$-	$-
Installment notes on manufactured homes, net	13,417	13,417	9,420	9,420
Collateralized receivables, net	81,176	81,176	71,020	71,020

Financial liabilities
Derivative instruments	$1,106	$1,106	$2,166	$2,166
Long term debt (excluding secured borrowing)	1,186,509	1,175,261	1,092,335	1,098,519
Secured borrowing	81,682	81,682	71,278	71,278
Lines of credit	129,034	129,034	94,527	94,527

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Fair Value of Financial Instruments, continued

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of December 31, 2011.

	Total Fair Value	Level 1	Level 2	Level 3
Assets
Derivative instruments	$-	$-	$-	$-
Total assets	$-	$-	$-	$-

Liabilities
Derivative instruments	$1,106	$-	$1,106	$-
Total liabilities	$1,106	$-	$1,106	$-

19.     Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) which amends ASC Topic 820, Fair Value Measurement.  The updated guidance in ASC Topic 820 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   The updated guidance in ASC Topic 820 is effective during interim and annual periods beginning after December 15, 2011.  Early adoption is not permitted.  We are currently evaluating the impact of ASU 2011-04 on our results of operations, financial condition and disclosure requirements.  We will apply the provisions of these accounting standards after the effective date.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     Recent Accounting Pronouncements, continued
Accounting Updates Adopted in 2011

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) which amends ASC Topic 220, Comprehensive Income.  The updated guidance in ASC Topic 220 gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.   The updated guidance in ASC Topic 220 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   Early adoption is permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12” (ASU 2011-12) to defer the effective date for part of ASU 2011-05.  The deferral of ASU 2011-05 is to defer the requirement of adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements.  This deferral  is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, so that entities will not be required to comply with the presentations requirements in ASU 2011-05 that ASU 2011-12 is deferring.   Early adoption is permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

20. Commitments and Contingencies

On or about November 19, 2009, we, Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC (collectively, the “Plaintiffs”) filed suit against ARCS Commercial Mortgage Co., L.P., PNC ARCS, LLC, and the Federal National Mortgage Association (collectively, the “Defendants”) in the United States District Court for the District of Columbia as Case No. 1:09-cv-02162. The essence of the dispute was whether the terms of a commercial credit facility permitted Defendants to increase the Variable Facility Fee applicable to the outstanding variable rate loans in conjunction with an extension of the credit facility (and, if so, whether the Defendants properly exercised that right).  On March 31, 2011, the parties entered into an Agreement and Release, pursuant to which the parties agreed to stay the litigation. As part of the settlement, on July 27, 2011, we, PNC Bank, National Association (as successor in interest to ARCS Commercial Mortgage Co., L.P., and PNC ARCS, LLC), and Fannie Mae entered into a Second Amended and Restated Master Credit Facility Agreement, as amended on October 3, 2011 (the “Restated Credit Agreement”) which amended and restated in its entirety the prior credit agreement. On January 3, 2012, the Restated Credit Agreement became effective in its entirety and the litigation was dismissed.

On June 4, 2010, we settled all of the claims arising out of the litigation filed in 2003 by TJ Holdings, LLC in the Superior Court of Guilford County, North Carolina and the associated arbitration proceeding commenced by TJ Holdings in Southfield, Michigan.  Under the terms of the settlement agreement, in which neither party admitted any liability whatsoever, we paid TJ Holdings $360,000.  In addition, pursuant to this settlement, TJ Holdings’ percentage ownership interest in Sun/Forest, LLC will be increased on a one time basis, in the event of a sale or refinance of all of the SunChamp Properties, to between 9.03% and 28.99% depending on our average closing stock price as reported by the NYSE during the 30 days preceding the sale or refinance of all the SunChamp Properties.  Once this percentage ownership interest has been adjusted, there will be no further adjustments from subsequent sales or refinances of the SunChamp Properties.  The likelihood of a sale or refinancing of all of the SunChamp properties is not probable as these properties continue to see growth potential nor do we have a need to refinance all of the properties, so we do not expect it to have a material adverse impact on our results of operations or financial condition.

In 2011, we discovered that we did not register with the SEC shares of our common stock purchased in the open market by our 401(k) plan for the benefit of participants in the plan.  We intend to file a registration statement on Form S-3 offering to rescind the purchase of shares of our common stock by persons who acquired such shares through our 401(k) plan from September 16, 2010 through September 15, 2011.  We do not expect this to have a material adverse effect on our financial position, results of operations or cash flows.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.     Related Party Transactions

We have entered into the following transactions with OFS LLC:

Investment in OFS LLC.  We entered into an agreement with four unrelated companies (“Members”) and we contributed cash of approximately $0.6 million towards the formation of OFS LLC.  OFS LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its Members.  We account for our investment in OFS LLC using the equity method of accounting.  As of December 31, 2011, we had an ownership interest in the OFS LLC of 22.9 percent, and the carrying value of our investment was zero.

Loan Origination, Sale and Purchase Agreement. OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid OFS LLC a fee of $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2011 and 2010.  We purchased, at par, $3.0 million and $4.8 million of these loans during the years ended December 31, 2011 and 2010, respectively.

We have entered into the following transactions with Origen:

Investment in Origen. We own 5,000,000 shares of Origen common stock  and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family own 1,025,000 shares. Gary A. Shiffman is a member of the Board of Directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust.  We account for our investment in Origen using the equity method of accounting.  As of December 31, 2011 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.

Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen.

In addition to the transactions with Origen described above, Gary A. Shiffman and his affiliates and/or Arthur A. Weiss, one of our directors, have entered into the following transactions with us:

Lease of Executive Offices.  Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a 0.75 percent indirect interest in American Center LLC. As of October 2011, we lease approximately 48,200 rentable square feet.  The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The annual base rent under the current lease is $18.61 per square foot (gross) and will remain this amount through October 31, 2014. From November 1, 2014 to August 31, 2015, the annual base rent will be $18.72 per square foot (gross) and then from September 1, 2015 to October 31, 2016, the annual base rent will be $17.92 per square foot (gross).  Our annual rent expense associated with the lease of our executive offices was approximately $0.7 million for the year ended December 31, 2011, 2010 and 2009.  Our future annual rent expense will be approximately $0.9 million through 2016.  Gary A. Shiffman may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel.  During 2011, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $2.5 million, $0.8 million and $1.1 million in the years ended December 31, 2011, 2010 and 2009, respectively.

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

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2011
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2011
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	A	$1,485	$14,278	$-	$5,565	$1,485	$19,843	$21,328	$(7,210)	2000	(A)
Allendale	Allendale, MI	A	366	3,684	-	7,743	366	11,427	11,793	(5,031)	1996	(A)
Alpine	Grand Rapids, MI	C	729	6,692	-	6,911	729	13,603	14,332	(5,842)	1996	(A)
Apple Carr Village	Muskegon, MI	3,943	800	6,172	-	334	800	6,506	7,306	(115)	2011	(A)
Apple Creek	Amelia, OH	B	543	5,480	-	1,155	543	6,635	7,178	(2,477)	1999	(A)
Arbor Terrace	Bradenton, FL	C	456	4,410	-	1,038	456	5,448	5,904	(2,567)	1996	(A)
Ariana Village	Lakeland, FL	C	240	2,195	-	977	240	3,172	3,412	(1,609)	1994	(A)
Autumn Ridge	Ankeny, IA	A	890	8,054	(34)	2,331	856	10,385	11,241	(4,695)	1996	(A)
Bedford Hills	Battle Creek, MI	-	1,265	11,562	-	2,485	1,265	14,047	15,312	(7,038)	1996	(A)
Bell Crossing	Clarksville, TN	-	717	1,916	(12)	6,331	705	8,247	8,952	(2,863)	1999	(A)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,323	25,218	4,323	25,718	30,041	(8,613)	1998	(C)
Branch Creek	Austin, TX	A	796	3,716	-	5,305	796	9,021	9,817	(4,139)	1995	(A)
Brentwood	Kentwood, MI	C	385	3,592	-	2,195	385	5,787	6,172	(2,575)	1996	(A)
Brookside Village	Goshen, IN	A	260	1,080	385	10,494	645	11,574	12,219	(5,654)	1985	(A)
Brookside Village	Kentwood , MI	2,649	170	5,564	-	468	170	6,032	6,202	(101)	2011	(A)
Buttonwood Bay	Sebring, FL	C	1,952	18,294	-	3,693	1,952	21,987	23,939	(7,767)	2001	(A)
Byrne Hill Village	Toledo, OH	C	383	3,903	-	1,505	383	5,408	5,791	(2,081)	1999	(A)
Byron Center	Byron Center, MI	C	253	2,402	-	1,764	253	4,166	4,419	(1,710)	1996	(A)
Candlelight Village	Sauk Village, IL	D	600	5,623	-	5,401	600	11,024	11,624	(4,341)	1996	(A)
Candlewick Court	Owosso, MI	C	125	1,900	131	2,966	256	4,866	5,122	(2,233)	1985	(A)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	(1)	6,235	1,075	9,867	10,942	(4,243)	1997	(A)
Casa Del Valle	Alamo, TX	C	246	2,316	-	801	246	3,117	3,363	(1,341)	1997	(A)
Catalina	Middletown, OH	C	653	5,858	-	3,745	653	9,603	10,256	(5,026)	1993	(A)
Cave Creek	Evans, CO	5,581	2,241	15,343	-	8,276	2,241	23,619	25,860	(5,195)	2004	(A)
Chisholm Point	Pflugerville, TX	A	609	5,286	-	6,348	609	11,634	12,243	(5,127)	1995	(A)
Cider Mill Crossings	Fenton, MI	-	520	1,568	-	131	520	1,699	2,219	(32)	2011	(A)
Cider Mill Village	Middleville, MI	3,445	250	3,590	-	396	250	3,986	4,236	(72)	2011	(A)
Clearwater Village	South Bend, IN	A	80	1,270	60	3,859	140	5,129	5,269	(2,399)	1986	(A)
Club Naples	Naples, FL	7,020	5,780	4,952	-	-	5,780	4,952	10,732	(95)	2011	(A)
Cobus Green	Osceola, IN	-	762	7,037	-	3,010	762	10,047	10,809	(5,576)	1993	(A)
College Park Estates	Canton, MI	-	75	800	174	7,219	249	8,019	8,268	(4,009)	1978	(A)
Comal Farms	New Braunfels, TX	-	1,455	1,732	-	9,336	1,455	11,068	12,523	(2,917)	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2011
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2011
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Continental Estates	Davison, MI	C	1,625	16,581	150	1,761	1,775	18,342	20,117	(8,963)	1996	(A)
Continental North (1)	Davison, MI	C	-	-	-	9,129	-	9,129	9,129	(4,293)	1996	(A)
Corporate Headquarters	Southfield, MI	-	-	-	-	11,561	-	11,561	11,561	(6,853)	Various
Country Acres	Cadillac, MI	C	380	3,495	-	1,802	380	5,297	5,677	(2,439)	1996	(A)
Country Hills Village	Hudsonville, MI	3,500	340	3,861	-	521	340	4,382	4,722	(78)	2011	(A)
Country Meadows	Flat Rock, MI	A	924	7,583	296	15,700	1,220	23,283	24,503	(10,596)	1994	(A)
Country Meadows Village	Caledonia, MI	4,648	550	5,555	-	772	550	6,327	6,877	(115)	2011	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	-	1,531	1,274	12,488	13,762	(3,252)	2004	(A)
Countryside Gwinnett	Buford, GA	10,633	1,124	9,539	-	3,714	1,124	13,253	14,377	(3,593)	2004	(A)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	-	4,353	1,916	20,710	22,626	(5,384)	2004	(A)
Countryside Village	Perry, MI	-	275	3,920	185	4,598	460	8,518	8,978	(4,137)	1987	(A)
Creekside	Reidsville, NC	-	350	1,423	(331)	(1,243)	19	180	199	-	2000	(A&C)
Creekwood Meadows	Burton, MI	D	808	2,043	404	11,235	1,212	13,278	14,490	(6,100)	1997	(C)
Cutler Estates	Grand Rapids, MI	-	749	6,941	-	2,371	749	9,312	10,061	(4,320)	1996	(A)
Davison East (1)	Davison, MI	C	-	-	-	1,266	-	1,266	1,266	(638)	1996	(A)
Deerfield Run	Anderson, IN	-	990	1,607	-	4,776	990	6,383	7,373	(2,450)	1999	(A)
Desert View Village	West Wendover, NV	-	1,119	-	(1,042)	226	77	226	303	(99)	1998	(C)
Dutton Mill Village	Caledonia, MI	3,891	370	8,997	-	438	370	9,435	9,805	(162)	2011	(A)
Eagle Crest	Firestone, CO	A	2,015	150	-	38,440	2,015	38,590	40,605	(9,762)	1998	(C)
East Fork	Batavia, OH	-	1,280	6,302	-	7,163	1,280	13,465	14,745	(4,365)	2000	(A&C)
Edwardsville	Edwardsville, KS	-	425	8,805	541	5,622	966	14,427	15,393	(7,223)	1987	(A)
Falcon Pointe	East Lansing, MI	2,265	450	4,049	(300)	(2,529)	150	1,520	1,670	(174)	2003	(A)
Fisherman's Cove	Flint, MI	C	380	3,438	-	2,546	380	5,984	6,364	(3,063)	1993	(A)
Forest Meadows	Philomath, OR	C	1,031	2,050	-	724	1,031	2,774	3,805	(1,118)	1999	(A)
Four Seasons	Elkhart, IN	D	500	4,811	-	1,669	500	6,480	6,980	(2,549)	2000	(A)
Glen Laurel	Concord, NC	-	1,641	453	-	10,233	1,641	10,686	12,327	(3,072)	2001	(A&C)
Goldcoaster	Homestead, FL	C	446	4,234	172	2,689	618	6,923	7,541	(2,973)	1997	(A)
Grand	Grand Rapids, MI	C	374	3,587	-	1,855	374	5,442	5,816	(2,505)	1996	(A)
Groves	Ft. Myers, FL	D	249	2,396	-	1,146	249	3,542	3,791	(1,551)	1997	(A)
Hamlin	Webberville, MI	C	125	1,675	536	8,184	661	9,859	10,520	(3,369)	1984	(A)
Hickory Hills Village	Battle Creek , MI	4,593	760	7,697	-	379	760	8,076	8,836	(143)	2011	(A)
Hidden Ridge	Hopkins, MI	-	440	893	-	28	440	921	1,361	(19)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2011
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2011
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
High Point	Frederica, DE	17,500	898	7,031	-	4,798	898	11,829	12,727	(3,807)	1997	(A)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,618	243	5,825	6,068	(3,014)	1986	(A)
Holiday West Village	Holland, MI	3,764	340	8,067	-	492	340	8,559	8,899	(152)	2011	(A)
Holly / Hawaiian Gardens	Holly, MI	C	1,514	13,596	-	1,884	1,514	15,480	16,994	(3,763)	2004	(A)
Holly Forest	Holly Hill, FL	A	920	8,376	-	568	920	8,944	9,864	(4,267)	1997	(A)
Hunters Glen	Wayland, MI	2,589	1,102	11,926	-	2,755	1,102	14,681	15,783	(4,000)	2004	(A)
Indian Creek	Ft. Myers Beach, FL	C	3,832	34,660	-	4,317	3,832	38,977	42,809	(19,113)	1996	(A)
Island Lake	Merritt Island, FL	C	700	6,431	-	496	700	6,927	7,627	(3,707)	1995	(A)
Kensington Meadows	Lansing, MI	A	250	2,699	-	7,210	250	9,909	10,159	(4,161)	1995	(A)
Kenwood	La Feria, TX	-	145	1,842	-	231	145	2,073	2,218	(840)	1999	(A)
King's Court	Traverse City, MI	A	1,473	13,782	(11)	3,930	1,462	17,712	19,174	(8,432)	1996	(A)
King's Lake	Debary, FL	C	280	2,542	-	2,765	280	5,307	5,587	(2,398)	1994	(A)
Knollwood Estates	Allendale, MI	2,782	400	4,061	-	2,187	400	6,248	6,648	(2,241)	2001	(A)
Lafayette Place	Warren, MI	D	669	5,979	-	3,568	669	9,547	10,216	(3,938)	1998	(A)
Lake Juliana	Auburndale, FL	D	335	3,048	-	1,736	335	4,784	5,119	(2,280)	1994	(A)
Lake San Marino	Naples, FL	D	650	5,760	-	1,555	650	7,315	7,965	(3,185)	1996	(A)
Lakeview	Ypsilanti, MI	B	1,156	10,903	-	3,527	1,156	14,430	15,586	(3,562)	2004	(A)
Leisure Village	Belmont, MI	2,743	360	8,219	-	117	360	8,336	8,696	(147)	2011	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	2,992	182	4,193	4,375	(1,998)	1985	(A)
Lincoln Estates	Holland, MI	C	455	4,201	-	2,190	455	6,391	6,846	(2,850)	1996	(A)
Maplewood Mobile	Indianapolis, IN	C	275	2,122	-	2,149	275	4,271	4,546	(2,148)	1989	(A)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	6,468	1,315	17,966	19,281	(9,341)	1994	(A)
Meadowbrook	Charlotte, NC	-	1,310	6,570	-	5,150	1,310	11,720	13,030	(4,424)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	C	431	3,320	379	9,908	810	13,228	14,038	(6,297)	1986	(A)
Meadowbrook Village	Tampa, FL	C	519	4,728	-	689	519	5,417	5,936	(3,131)	1994	(A)
Meadows	Nappanee, IN	C	287	2,300	(1)	4,092	286	6,392	6,678	(3,272)	1987	(A)
Naples Gardens	Naples, FL	4,543	3,640	2,020	-	-	3,640	2,020	5,660	(40)	2011	(A)
North Lake Estates	Moore Haven, FL	5,437	4,150	3,486	-	-	4,150	3,486	7,636	(67)	2011	(A)
North Point Estates	Pueblo, CO	-	1,582	3,027	1	4,008	1,583	7,035	8,618	(2,097)	2001	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2011
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2011
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Oak Island Village	East Lansing, MI	3,595	320	6,843	-	612	320	7,455	7,775	(132)	2011	(A)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	(1)	11,107	1,963	17,508	19,471	(6,319)	1998	(A)
Orange City	Orange City, FL	3,937	920	5,540	-	470	920	6,010	6,930	(110)	2011	(A)
Orange Tree	Orange City, FL	C	283	2,530	15	1,034	298	3,564	3,862	(1,865)	1994	(A)
Orchard Lake	Milford, OH	B	395	4,025	-	626	395	4,651	5,046	(1,768)	1999	(A)
Pebble Creek	Greenwood, IN	-	1,030	5,074	-	5,681	1,030	10,755	11,785	(3,825)	2000	(A&C)
Pecan Branch	Georgetown, TX	-	1,379	-	235	5,025	1,614	5,025	6,639	(1,731)	1999	(C)
Pheasant Ridge	Lancaster, PA	D	2,044	19,279	-	399	2,044	19,678	21,722	(6,296)	2002	(A)
Pin Oak Parc	O'Fallon, MO	A	1,038	3,250	467	7,648	1,505	10,898	12,403	(4,696)	1994	(A)
Pine Hills	Middlebury, IN	-	72	544	60	3,031	132	3,575	3,707	(1,789)	1980	(A)
Pine Ridge	Prince George, VA	C	405	2,397	-	3,273	405	5,670	6,075	(2,633)	1986	(A)
Pine Trace	Houston, TX	5,978	2,907	17,169	-	2,619	2,907	19,788	22,695	(5,407)	2004	(A)
Pinebrook Village	Grand Rapids , MI	3,100	130	5,692	-	145	130	5,837	5,967	(108)	2011	(A)
Presidential	Hudsonville, MI	A	680	6,314	-	4,831	680	11,145	11,825	(4,714)	1996	(A)
Richmond	Richmond, MI	D	501	2,040	-	1,724	501	3,764	4,265	(1,434)	1998	(A)
River Haven	Grand Haven, MI	-	1,800	16,967	-	4,658	1,800	21,625	23,425	(7,509)	2001	(A)
River Ranch	Austin, TX	-	4,690	843	(4)	9,427	4,686	10,270	14,956	(2,948)	2000	(A&C)
River Ridge	Austin, TX	10,060	3,201	15,090	(2,351)	6,083	850	21,173	22,023	(6,016)	2002	(A)
River Ridge Expansion	Austin, TX	-	-	-	2,351	2,862	2,351	2,862	5,213	(48)	2010	(C)
Roxbury	Goshen, IN	A	1,057	9,870	1	1,980	1,058	11,850	12,908	(4,320)	2001	(A)
Royal Country	Miami, FL	54,000	2,290	20,758	-	1,513	2,290	22,271	24,561	(12,910)	1994	(A)
Saddle Oak Club	Ocala, FL	A	730	6,743	-	1,186	730	7,929	8,659	(4,296)	1995	(A)
Saddlebrook	San Marcos, TX	-	1,703	11,843	-	7,645	1,703	19,488	21,191	(5,641)	2002	(A)
Scio Farms	Ann Arbor, MI	C	2,300	22,659	(11)	10,098	2,289	32,757	35,046	(15,443)	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	-	1,981	1,207	12,160	13,367	(3,996)	1997	(A)
Sheffield	Auburn Hills, MI	6,825	778	7,165	-	831	778	7,996	8,774	(1,692)	1986	(A)
Sherman Oaks	Jackson, MI	-	200	2,400	240	6,350	440	8,750	9,190	(4,284)	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	D	2,051	18,549	-	2,024	2,051	20,573	22,624	(10,258)	1996	(A)
Silver Star	Orlando, FL	C	1,022	9,306	-	1,062	1,022	10,368	11,390	(5,129)	1996	(A)
Snow to Sun	Weslaco, TX	C	190	2,143	13	1,187	203	3,330	3,533	(1,409)	1997	(A)
Southfork	Belton, MO	D	1,000	9,011	-	3,976	1,000	12,987	13,987	(5,227)	1997	(A)
Southwood Village	Grand Rapids , MI	5,991	300	11,517	-	319	300	11,836	12,136	(200)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2011
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2011
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
St. Clair Place	St. Clair, MI	C	501	2,029	-	1,322	501	3,351	3,852	(1,480)	1998	(A)
Stonebridge	San Antonio, TX	-	2,515	2,096	(615)	8,461	1,900	10,557	12,457	(3,492)	2000	(A&C)
Stonebridge	Richfield Twp., MI	-	2,044	-	2,130	44	4,174	44	4,218	-	1998	(C)
Summit Ridge	Converse, TX	-	2,615	2,092	(883)	7,642	1,732	9,734	11,466	(3,264)	2000	(A&C)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	748	1,285	12,521	13,806	(5,567)	1998	(A)
Sunset Ridge	Kyle, TX	-	2,190	2,775	-	7,213	2,190	9,988	12,178	(3,383)	2000	(A&C)
Sunset Ridge	Portland, MI	-	2,044	-	(9)	15,602	2,035	15,602	17,637	(5,039)	1998	(C)
Sycamore Village	Mason, MI	6,380	390	13,341	-	627	390	13,968	14,358	(244)	2011	(A)
Tamarac Village	Ludington, MI	5,909	300	12,028	-	565	300	12,593	12,893	(218)	2011	(A)
Tampa East	Dover, FL	B	734	6,310	-	1,930	734	8,240	8,974	(1,968)	2005	(A)
Timber Ridge	Ft. Collins, CO	A	990	9,231	-	6,793	990	16,024	17,014	(6,526)	1996	(A)
Timberbrook	Bristol, IN	-	490	3,400	101	8,381	591	11,781	12,372	(6,467)	1987	(A)
Timberline Estates	Coopersville, MI	A	535	4,867	1	3,101	536	7,968	8,504	(3,903)	1994	(A)
Town and Country	Traverse City, MI	C	406	3,736	-	1,319	406	5,055	5,461	(2,327)	1996	(A)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	12,669	1,427	16,169	17,596	(8,317)	1989	(A)
Village Trails	Howard City, MI	C	988	1,472	(50)	2,243	938	3,715	4,653	(1,545)	1998	(A)
Warren Dunes Village	Bridgman, MI	2,684	310	3,350	-	209	310	3,559	3,869	(66)	2011	(A)
Water Oak	Lady Lake, FL	A	2,834	16,706	101	11,371	2,935	28,077	31,012	(14,087)	1993	(A)
Waverly Shores Village	Holland, MI	5,361	340	7,267	-	224	340	7,491	7,831	(134)	2011	(A)
West Glen Village	Indianapolis, IN	C	1,100	10,028	-	3,731	1,100	13,759	14,859	(7,106)	1994	(A)
Westbrook	Toledo, OH	A	1,110	10,462	-	2,727	1,110	13,189	14,299	(5,135)	1999	(A)
Westbrook Senior	Toledo, OH	A	355	3,295	-	297	355	3,592	3,947	(1,237)	2001	(A)
White Lake	White Lake, MI	A	672	6,179	1	7,787	673	13,966	14,639	(5,612)	1997	(A)
White Oak	Mt. Morris, MI	A	782	7,245	112	6,080	894	13,325	14,219	(5,908)	1997	(A)
Willowbrook	Toledo, OH	A	781	7,054	1	2,186	782	9,240	10,022	(3,877)	1997	(A)
Windham Hills	Jackson, MI	A	2,673	2,364	-	11,917	2,673	14,281	16,954	(5,530)	1998	(A)
Windsor Woods Village	Wayland, MI	4,300	270	5,835	-	498	270	6,333	6,603	(112)	2011	(A)
Woodhaven Place	Woodhaven, MI	A	501	4,541	-	3,137	501	7,678	8,179	(2,982)	1998	(A)
Woodlake Estates	Yoder, IN	C	632	3,674	(283)	338	349	4,012	4,361	(927)	1998	(A)
Woodlake Trails	San Antonio, TX	-	1,186	287	(282)	5,114	904	5,401	6,305	(1,753)	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2011
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2011
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Woodland Park Estates	Eugene, OR	3,740	1,592	14,398	1	1,326	1,593	15,724	17,317	(7,003)	1998	(A)
Woods Edge	West Lafayette, IN	C	100	2,600	3	9,984	103	12,584	12,687	(5,579)	1985	(A)
Woodside Terrace	Holland, OH	A	1,064	9,625	(1)	3,713	1,063	13,338	14,401	(5,903)	1997	(A)
Worthington Arms	Lewis Center, OH	A	376	2,624	-	2,587	376	5,211	5,587	(2,440)	1990	(A)
			157,952	981,338	6,911	648,404	164,863	1,629,742	1,794,605	(597,999)

A  These communities collateralize $364.6 million of secured debt.
B  These communities collateralize $25.5 million of secured debt.
C  These communities collateralize $352.1 million of secured debt.
D  These communities collateralize $114.0 million of secured debt.
(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, CONTINUED

The change in investment property for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$1,580,544	$1,565,700	$1,549,339
Community and land acquisitions, including immediate improvements	167,326	-	-
Community expansion and development	5,931	3,462	1,057
Improvements, other	78,844	46,460	44,801
Asset impairment	(1,584)	-	-
Dispositions and other	(36,456)	(35,078)	(29,497)
Ending balance	$1,794,605	$1,580,544	$1,565,700

The change in accumulated depreciation for the years ended December 31, 2011, 2010, and 2009  is as follows:

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$548,218	$501,395	$450,319
Depreciation for the period	67,286	62,628	61,732
Asset impairment	(202)	-	-
Dispositions and other	(17,303)	(15,805)	(10,656)
Ending balance	$597,999	$548,218	$501,395