Form 10-K/A
period 2011-12-31
SUN COMMUNITIES INC
filed 2012-03-23
CIK 912593

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]  No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 16, 2012: 26,465,796

EXPLANATORY NOTE

Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2012, (the “Original Report”) to include the financial statements of Origen Financial, Inc. (“Origen”), an unconsolidated affiliate of the Company which met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, which financial statements were not available at time of filing of the Original Report. The Company is also furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. This Amended Report does not affect any other items in the Original Report.

This Amendment No. 1 to the Original Report is being filed solely to include the separate financial statements of Origen as provided in Exhibit 99.1 attached hereto and to furnish the Interactive Data File as provided in Exhibit 101 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Original Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as exhibits hereto.

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

A list of the financial statements required to be filed as a part of this Form 10-K/A  is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed as part of the Company’s Annual Report on Form 10-K filed on February 23, 2012.

2.	Financial Schedules

A list of the financial statement schedules required to be filed as a part of this Form 10-K/A is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed as part of the Company’s Annual Report on Form 10-K filed on February 23, 2012.

3.	Exhibits.

A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K/A is shown on the “Exhibit Index” filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC., a Maryland corporation
Dated:	March 23, 2012	By:	/s/ Gary A Shiffman
Gary A. Shiffman, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
1.1	Sales Agreement dated August 27, 2009, executed by and between Sun Communities, Inc. and Brinson Patrick Securities Corporation	(23)
1.2	Second Amendment to Sales Agreement dated May 31, 2011, executed by and between Sun Communities, Inc. and Brinson Patrick Securities Corporation	(30)
2.1	Form of Sun Communities, Inc.’s Common Stock Certificate	(1)
2.2	Master Contribution Agreement dated April 1, 2011 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership, and Kentland Corporation, Wilbur A. Lettinga, William B. Lettinga and Michael Lettinga	(31)
2.3	Contribution Agreement (Tamarac Village) dated as of May 5, 2011 by and among Tamarac Village Holding Company MHP Holding Company #2, LLC, Tamarac Village Holding Company MHP Holding Company #1, LLC, Tamarac Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Apple Carr Village, Brookside Village, Dutton Mill Village, Hickory Hills Village, Holiday West Village, Leisure Village, Oak Island Village, Southwood Village, Sycamore Village, Warren Dunes Village and Waverly Shores Village)	(31)
2.4	Contribution Agreement (Country Meadows Village) dated as of May 5, 2011 by and among Country Meadows Village Holding Company MHP Holding Company #2, LLC, Country Meadows Village Holding Company MHP Holding Company #1, LLC, Country Meadows Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Cider Mill Village, Country Hills Village, Hidden Ridge RV Park, Pinebrook Village and Windsor Woods Village)	(31)
2.5	Membership Interest Purchase Agreement dated as of June 23, 2011 by and among Wilbur A. Lettinga, William B. Lettinga, Michael Lettinga and Sun Home Services, Inc.	(31)
2.6	Master CNN Real Estate Purchase Agreement dated November 9, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
2.7	First Amendment to Master CNN Real Estate Purchase Agreement dated November 29, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
2.8	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Club Naples RV Resort LLC	(35)
2.9	First Amendment to Agreement of Sale (Club Naples) dated November 29, 2011 between Sun Communities Operating Limited Partnership and Club Naples RV Resort LLC	(35)
2.10	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Kountree RV Resort LLC	(35)
2.11	First Amendment to Agreement of Sale (Naples Gardens) dated November 29, 2011 between Sun Communities Operating Limited Partnership and Kountree RV Resort LLC	(35)
2.12	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and North Lake RV Resort LLC	(35)
2.13	First Amendment to Agreement of Sale (North Lake Estates) dated November 29, 2011 between Sun Communities Operating Limited Partnership and North Lake RV Resort LLC	(35)
2.14	Master BGT Real Estate Purchase Agreement dated November 9, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(37)
2.15	Agreement of Sale dated November 16, 2011 among Sun Communities Operating Limited Partnership, Blue Berry Hill RV LLC and Blue Berry Hill RV SPE LLC	(37)
2.16	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Grand Lake RV and Golf Resort LLC	(37)
2.17	Agreement of Sale dated November 16, 2011 between Sun Communities Operating Limited Partnership and Three Lakes RV Park, LLC	(37)
2.18	First Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Grand Lake RV and Golf Resort LLC, Three Lakes RV Park, LLC, Blue Berry Hill RV LLC, Sun Blueberry Hill LLC, Sun Grand Lake LLC, and Sun Three Lakes LLC	(37)
2.19	Second Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Morgan RV Park Management, LLC, Ideal Cottage Sales LLC, Robert C. Morgan, Robert Moser and Sun Home Services, Inc.	(37)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	Articles Supplementary, dated October 16, 2006	(14)
3.3	First Amended and Restated Bylaws	(21)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(6)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(17)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(17)
4.4	Sun Communities, Inc. Equity Incentive Plan#	(22)
4.5	Form of Senior Indenture	(24)
4.6	Form of Subordinated Indenture	(24)
4.7	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	(31)
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)

Exhibit Number	Description	Method of Filing
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	(2)
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.4	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(3)
10.5	Long Term Incentive Plan#	(4)
10.6	Second Amended and Restated 1993 Stock Option Plan#	(5)
10.7	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(6)
10.8	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.9	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.1	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.11	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(8)
10.12	2004 Non-Employee Director Stock Option Plan#	(9)
10.13	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(10)
10.14	Schedule identifying substantially identical agreements to Exhibit 10.13	(10)
10.15	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and BANK OF AMERICA, N.A., as Lender	(10)
10.16	Schedule identifying substantially identical agreements to Exhibit 10.15	(10)
10.17	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(10)
10.18	Schedule identifying substantially identical agreements to Exhibit 10.17	(10)
10.19	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(10)
10.2	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(10)
10.21	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(10)
10.22	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(11)
10.23	Form of Restricted Stock Award Agreement#	(11)
10.24	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(12)
10.25	Promissory Note dated July 10, 2006 made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $18,300,000	(13)
10.26	Promissory Note dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $12,950,000	(13)
10.27	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2006, made by Sun Villa MHC LLC in favor of ARCS Commercial Mortgage Co., L.P.	(13)
10.28	Deed to Secure Debt and Security Agreement dated July 10, 2006 made by Sun Countryside Atlanta LLC in favor of ARCS Commercial Mortgage Co., L.P.	(13)
10.29	Promissory Note dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $16,850,000	(15)
10.3	Deed to Secured Debt and Security Agreement dated August 1, 2006 made by Sun Countryside Lake Lanier LLC in favor of ARCS Commercial Mortgage Co., L.P.	(15)
10.31	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(15)
10.32	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(15)
10.33	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(15)
10.34	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(15)
10.35	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(15)
10.36	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(15)
10.37	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(16)

Exhibit Number	Description	Method of Filing
10.38	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(16)
10.39	Loan Agreement, dated as of June 20, 2008, by and among Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, and LaSalle Bank Midwest National Association	(18)
10.4	Open-End Mortgage, dated as of June 20, 2008, executed by Apple Orchard, L.L.C., to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.41	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Lakeview LLC to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.42	Commercial Mortgage, dated as of June 20, 2008, executed by Sun Tampa East, LLC to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.43	Promissory Note, dated June 20, 2008, in the principal amount of Twenty Seven Million and 00/100 Dollars ($27,000,000.00), by Apple Orchard, L.L.C.; Sun Lakeview LLC; and Sun Tampa East, LLC, in favor of LaSalle Bank Midwest National Association	(18)
10.44	Continuing Unconditional Guaranty, dated as of June 20, 2008, executed by Sun Communities Operating Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.45	Form and Example of: Environmental Indemnity Agreement, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. and Sun Communities Operating Limited Partnership to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.46	Form and Example of: Assignment of Leases and Rents, dated as of June 20, 2008, executed by Apple Orchard, L.L.C. to and for the benefit of LaSalle Bank Midwest National Association	(18)
10.47	Agreement for Purchase and Sale, dated as of July 1, 2008, by and between Sun Communities, Inc., Sun Communities Operating Limited Partnership, and 21st Mortgage Corporation	(19)
10.48	Inventory Security Agreement and Power of Attorney dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st Mortgage Corporation	(20)
10.49	Terms Schedule dated as of March 6, 2009, executed by and between Sun Home Services, Inc. and 21st Mortgage Corporation	(20)
10.5	Guaranty, dated as of March 6, 2009, executed by Sun Communities, Inc. to and for the benefit of 21st Mortgage Corporation	(20)
10.51	Convertible Secured Revolving Credit Line Agreement dated May 10, 2010 by and among Sun Home Services, Inc., Sun Communities, Inc., and 21st Century Mortgage Corporation	(25)
10.52	Common Stock Purchase Agreement dated August 6, 2010 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership and REIT Opportunity Ltd.	(26)
10.53	Loan Agreement dated March 1, 2011 among Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, and JPMorgan Chase Bank, National Association, as Lender	(27)
10.54	Promissory Note dated March 1, 2011 in the principal amount of $115,000,000 by Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, in favor of JPMorgan Chase Bank, National Association, as Lender	(27)
10.55	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	(28)
10.56	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	(28)
10.57	Loan Agreement dated May 10, 2011 among Sun Knollwood LLC, Sun Gwinnett LLC and Sun River Ridge II LLC, as Borrowers, and Bank of America, N.A., as Lender	(29)
10.58	Promissory Note dated May 10, 2011 in the principal amount of $23,625,000 by Sun Knollwood LLC, Sun Gwinnett LLC and Sun River Ridge II LLC, as Borrowers, in favor of Bank of America, N.A., as Lender	(29)
10.59	Two Hundred Seventy Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of June 23, 2011	(31)
10.6	Term Loan Agreement dated June 23, 2011 among Cider Mill Village Mobile Home Park, LLC, Country Hills Village Mobile Home Park, LLC, Country Meadows Village Mobile Home Park, LLC, Sun Orange City LLC and Bank of America, N.A.	(31)
10.61	Promissory Note, dated June 23, 2011, in the original principal amount of $15,530,000, made by Cider Mill Village Mobile Home Park, LLC, Country Hills Village Mobile Home Park, LLC, Country Meadows Village Mobile Home Park, LLC and Sun Orange City LLC in favor of Bank of America, N.A.	(31)
10.62	Term Loan Agreement dated June 23, 2011 among Pinebrook Village Mobile Home Park, LLC, Windsor Woods Village Mobile Home Park, LLC and Bank of America, N.A.	(31)
10.63	Promissory Note, dated June 23, 2011, in the original principal amount of $7,400,000, made by Pinebrook Village Mobile Home Park, LLC, Windsor Woods Village Mobile Home Park, LLC in favor of Bank of America, N.A.	(31)
10.64	Second Amended and Restated Master Credit Facility Agreement dated July 27, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(32)
10.65	Credit Agreement dated September 28, 2011, among Sun Communities Operating Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager and Fifth Third Bank, as Syndication Agent	(33)
10.66	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 3, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(34)

Exhibit Number	Description	Method of Filing
10.67	Non-Compete Agreement dated November 29, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
10.68	First Amendment to Non-Compete Agreement dated November 29, 2011 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(35)
10.69	Term Loan Agreement dated December 15, 2011 among Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, Sun North Lake Estates LLC, Bank of America, N.A. and The PrivateBank and Trust Company	(35)
10.7	Promissory Note, dated December 15, 2011, in the original principal amount of $9,916,666.67, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of Bank of America, N.A.	(35)
10.71	Promissory Note, dated December 15, 2011, in the original principal amount of $7,083.333.33, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC. Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of The PrivateBank and Trust Company	(35)
10.72	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $152,362,500	(36)
10.73	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000	(36)
10.74	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(38)
10.75	BGT Non-Compete Agreement dated February 16, 2012 among Sun Communities Operating Limited Partnership, Robert C. Morgan, Robert Moser and Sun Home Services, Inc.	(37)
21.1	List of Subsidiaries of Sun Communities, Inc.	(38)
23.1	Consent of Grant Thornton LLP	(38)
23.2	Consent of Baker Tilly Virchow Krause, LLP	(39)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(39)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(39)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(39)
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2011	(39)
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

(1)    Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33‑69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33‑80972

(3)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1996

(4)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1997

(5)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(6)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated September 29, 1999

(7)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2001

(8)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2002, as amended

(9)    Incorporated by reference to Sun Communities, Inc.’s Proxy Statement dated April 20, 2004

(10)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(11)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(12)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

(14)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 16, 2006

(15)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 4, 2008

(17)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 2, 2008

(18)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 26, 2008

(19)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 1, 2008

(20)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 6, 2009

(21)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated April 30, 2009

(22)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated July 22, 2009

(23)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated August 27, 2009

(24)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 333-158623

(25)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 10, 2010

(26)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated August 6, 2010

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 1, 2011

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 7, 2011

(29)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 10, 2011

(30)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated May 31, 2011

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 23, 2011

(32)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 27, 2011

(33)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated September 28, 2011

(34)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(35)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 16, 2011

(36)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 3, 2012

(37)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 16, 2012

(38)	Previously filed

(39)	Filed herewith