Form 10-Q
period 2012-03-31
SUN COMMUNITIES INC
filed 2012-04-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2012:  26,467,283

SUN COMMUNITIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011
(In thousands, except per share amounts)

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Investment property, net	$1,229,208	$1,196,606
Cash and cash equivalents	15,975	5,857
Inventory of manufactured homes	5,750	5,832
Notes and other receivables	112,932	114,884
Other assets	44,151	44,795
TOTAL ASSETS	$1,408,016	$1,367,974
LIABILITIES
Debt	$1,287,571	$1,268,191
Lines of credit	5,984	129,034
Other liabilities	69,085	71,404
TOTAL LIABILITIES	$1,362,640	$1,468,629
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value, 90,000 shares authorized (March 31, 2012 and December 31, 2011, 28,269 and 23,612 shares issued respectively)	283	236
Additional paid-in capital	713,854	555,981
Accumulated other comprehensive loss	(1,041)	(1,273)
Distributions in excess of accumulated earnings	(629,230)	(617,953)
Treasury stock, at cost (March 31, 2012 and December 31, 2011, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' equity (deficit)	20,266	(126,609)
Noncontrolling interests:
Preferred OP units	45,548	45,548
Common OP units	(20,438)	(19,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	45,376	(100,655)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,408,016	$1,367,974

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES
Income from real property	$64,296	$53,836
Revenue from home sales	9,613	8,235
Rental home revenue	6,291	5,330
Ancillary revenues, net	263	294
Interest	2,405	2,068
Other income (loss), net	260	(49)
Total revenues	83,128	69,714
COSTS AND EXPENSES
Property operating and maintenance	16,026	13,458
Real estate taxes	4,872	4,115
Cost of home sales	7,773	6,491
Rental home operating and maintenance	3,824	3,673
General and administrative - real property	5,058	4,478
General and administrative - home sales and rentals	2,209	1,973
Acquisition related costs	164	249
Depreciation and amortization	19,868	16,679
Interest	16,797	15,406
Interest on mandatorily redeemable debt	841	826
Total expenses	77,432	67,348
Income before income taxes and distributions from affiliates	5,696	2,366
Provision for state income taxes	(53)	(131)
Distributions from affiliates	750	350
Net income	6,393	2,585
Less: Preferred return to Preferred OP units	579	—
Less: Amounts attributable to noncontrolling interests	437	185
Net income attributable to Sun Communities, Inc. common stockholders	$5,377	$2,400
Weighted average common shares outstanding:
Basic	25,587	20,808
Diluted	25,605	22,902
Earnings per share:
Basic	$0.21	$0.12
Diluted	$0.21	$0.11

Dividends per common share:	$0.63	$0.63

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$6,393	$2,585
Unrealized gain on interest rate swaps	256	403
Total comprehensive income	6,649	2,988
Less: Comprehensive income attributable to the noncontrolling interests	461	222
Comprehensive income attributable to Sun Communities, Inc. common stockholders	$6,188	$2,766

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2011	$236	$555,981	$(1,273)	$(617,953)	$(63,600)	$(126,609)	$25,954	$(100,655)
Issuance of common stock from exercise of options, net	—	150	—	—	—	150	—	150
Issuance and associated costs of common stock, net	47	157,414	—	—	—	157,461	—	157,461
Share-based compensation - amortization and forfeitures	—	309	—	22	—	331	—	331
Net income	—	—	—	5,377	—	5,377	437	5,814
Unrealized gain on interest rate swaps	—	—	232	—	—	232	24	256
Cash distributions	—	—	—	(13,742)	—	(13,742)	(1,305)	(15,047)
Distributions declared	—	—	—	(2,934)	—	(2,934)	—	(2,934)
Balance as of March 31, 2012	$283	$713,854	$(1,041)	$(629,230)	$(63,600)	$20,266	$25,110	$45,376

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$6,393	$2,585
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from land disposition	(65)	—
Gain on valuation of derivative instruments	(3)	(4)
Stock compensation expense	345	215
Depreciation and amortization	19,573	16,345
Amortization of deferred financing costs	437	453
Distributions from affiliates	(750)	(350)
Change in notes receivable from financed sales of inventory homes, net of repayments	(2,078)	(1,231)
Change in inventory, other assets and other receivables, net	4,316	(1,673)
Change in accounts payable and other liabilities	(7,116)	(23)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,052	16,317
INVESTING ACTIVITIES:
Investment in properties	(28,966)	(15,200)
Acquisitions	(24,482)	—
Proceeds related to affiliate dividend distribution	750	350
Proceeds related to disposition of land	88	—
Proceeds related to disposition of assets and depreciated homes, net	543	405
Reduction of notes receivable, net	327	352
NET CASH USED IN INVESTING ACTIVITIES	(51,740)	(14,093)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	157,461	29,799
Net proceeds from stock option exercise	149	45
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(15,626)	(14,435)
Borrowings on lines of credit	25,375	11,919
Payments on lines of credit	(148,425)	(43,557)
Proceeds from issuance of other debt	33,959	119,779
Payments on other debt	(11,549)	(107,888)
Payments for deferred financing costs	(538)	(1,449)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,806	(5,787)
Net increase (decrease) in cash and cash equivalents	10,118	(3,563)
Cash and cash equivalents, beginning of period	5,857	8,420
Cash and cash equivalents, end of period	$15,975	$4,857
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$15,010	$12,893
Cash paid for interest on mandatorily redeemable debt	$841	$828
Cash paid for state income taxes	$90	$65
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$256	$403
Reduction in secured borrowing balance	$3,030	$2,537
Receivable for issuance of stock	$—	$2,092
Change in dividends declared and outstanding	$2,934	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

These unaudited interim Consolidated Financial Statements of Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned  and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 24, 2012, as amended on March 23, 2012 (the “2011 Annual Report”).

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

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2011 Annual Report.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

2.      Real Estate Acquisitions

In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida recreational vehicle community comprising 525 developed sites.  In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprising 17 manufactured home communities and one recreational vehicle community.  The 18 communities acquired are located in western Michigan and comprise 5,434 developed sites.  In November 2011, we acquired Cider Mill Crossings (“Cider Mill”), a Michigan manufactured home community comprising 262 developed sites through an auction. In December 2011, we acquired three Florida RV communities, Club Naples RV Resort, Kountree RV Resort, and North Lake RV Resort (collectively the “Florida Properties”), two of which are in Naples, Florida and one of which is in Moore Haven, Florida, comprised of 740 developed sites. These acquisitions complement our existing portfolio and create both short-term and long-term growth opportunities.

In February 2012, we acquired three additional Florida RV communities, Three Lakes RV Resort, Blueberry Hill RV Resort and Grand Lake Estates (collectively, the “Additional Florida Properties”), one of which is located in Hudson, Florida, one of which is located in Bushnell, Florida and one of which is located in Orange Lake, Florida, comprised of 1,114 RV sites in the aggregate. We believe this portfolio provides for growth from both rental increases and through improved seasonal occupancy.

Acquisition related costs of approximately $0.2 million have been incurred for the three months ended March 31, 2012 and 2011 and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

During the third quarter of 2011, we completed the purchase price allocation for Kentland and Orange City.

Some of the amounts previously estimated have changed during the measurement period. The changes in estimates included a decrease in other assets of $0.8 million and a decrease in cash consideration of $0.8 million for the Florida Properties. The measurement period adjustments represent updates made to the purchase price allocation based on the escrow amount required for the Additional Florida Properties which is reflected in the purchase price allocation for the Additional Florida Properties. There were no significant adjustments to our Consolidated Statements of Operations.

The purchase price allocation for Cider Mill, the Florida Properties, and the Additional Florida Properties is preliminary and may be adjusted as final costs and final valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for Kentland, Orange City, Cider Mill, the Florida Properties, and the Additional Florida Properties (in thousands):

At Acquisition Date	Kentland	Orange City	Cider Mill	Florida Properties	Addtl Florida Properties	Total
Investment in property	$131,228	$6,460	$2,088	$24,027	$25,384	$189,187
Inventory of manufactured homes	1,150	—	—	36	112	1,298
Notes	3,542	—	—	—	—	3,542
In-place leases	9,200	10	—	190	180	9,580
Other assets	1,269	—	—	97	—	1,366
Other liabilities	(2,067)	—	(1,678)	(1,237)	(1,194)	(6,176)
Assumed debt	(52,398)	—	—	—	—	(52,398)

Total identifiable assets and liabilities assumed	$91,924	$6,470	$410	$23,113	$24,482	$146,399

Consideration

Cash (1)	$27,383	$2,533	$410	$6,113	$24,482	$60,921
Preferred OP units	45,548	—	—	—	—	45,548
New debt proceeds	18,993	3,937	—	17,000	—	39,930

Fair value of total consideration transferred	$91,924	$6,470	$410	$23,113	$24,482	$146,399

(1) Subsequent to the acquisition, on March 30, 2012, the Additional Florida Properties were encumbered with a $19.0 million loan through Bank of America and The PrivateBank (See Note 8).

As of March 31, 2012, the total residual value of the acquired in-place leases above is $8.6 million. The amortization period is 7 years.

The results of operations of Kentland, Orange City, Cider Mill, the Florida Properties, and the Additional Florida Properties are included in the Consolidated Statements of Operations beginning on their acquisition dates of June 2011, May 2011, November 2011, December 2011, and February 2012, respectively. The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2012 and 2011 as if the properties were acquired on January 1, 2011. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2011 or the future results of operations (in thousands, except per-share data) (1).

	Three Months Ended March 31,
	(unaudited)
	2012	2011
Total revenues	$83,619	$76,802
Net income attributable to Sun Communities, Inc. shareholders	$5,746	$2,602
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.22	0.13
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.22	0.13

(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) The sellers had management fees of $0.4 million for the three months ended March 31, 2011 that have been excluded from above as these fees will not continue going forward.
(b) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2012 and included in 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The amount of Kentland's, Orange City's, Cider Mill's, the Florida Properties', and the Additional Florida Properties' revenue and net income included in the Consolidated Statements of Operations for the three months ended March 31, 2012 is set forth in the following table (in thousands):

	Revenue	Net Income
Three Months Ended March 31, 2012	$8,175	$1,680

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2012	December 31, 2011
Land	$153,412	$140,230
Land improvements and buildings	1,358,006	1,342,325
Rental homes and improvements	263,549	246,245
Furniture, fixtures, and equipment	41,826	41,172
Land held for future development	25,606	24,633
Investment property	1,842,399	1,794,605
Accumulated depreciation	(613,191)	(597,999)
Investment property, net	$1,229,208	$1,196,606

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

In December 2011, we recorded impairment charges of $1.4 million associated with a long-lived asset for our manufactured housing community in Reidsville, North Carolina. This community consists of 45 developed sites with expansion potential of 145 sites. We reviewed the carrying value of the long-lived asset to be held and used for a possible impairment and based on our analysis, it indicated a possible impairment existed. Circumstances that prompted this test of recoverability included a decrease in the net operating income and an adverse judgment that limits the number of rental homes in the community. We considered both of these factors and determined that we will not be expanding the community. We recognized the impairment loss because the long-lived asset's carrying value was deemed not recoverable and exceeded estimated fair value. We estimated the fair value of these long lived assets based on future cash flows and any potential disposition proceeds for the given asset. We used variables such as estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds to forecast future cash flows.

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2012 under which we received a total of $5.0 million of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 8) within the Consolidated Balance Sheets. The balance of the collateralized receivables was $83.1 million (net of allowance of $0.5 million) and $81.2 million (net of allowance of $0.5 million) as of March 31, 2012 and December 31, 2011, respectively.  The outstanding balance on the secured borrowing was $83.6 million and $81.7 million as of March 31, 2012 and December 31, 2011, respectively.

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

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Beginning balance	$81,682	$71,278
Financed sales of manufactured homes	4,959	21,509
Principal payments and payoffs from our customers	(1,107)	(4,425)
Principal reduction from repurchased homes	(1,922)	(6,680)
Total activity	1,930	10,404
Ending balance	$83,612	$81,682

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.1 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2012	December 31, 2011
Installment notes receivable on manufactured homes, net	$14,191	$13,417
Collateralized receivables, net (see Note 4)	83,098	81,176
Other receivables, net	15,643	20,291
Total notes and other receivables	$112,932	$114,884

Installment Notes Receivable on Manufactured Homes

The installment notes of $14.2 million (net of allowance of $0.1 million) and $13.4 million (net of allowance of $0.1 million) as of March 31, 2012 and December 31, 2011, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. This also includes the notes receivable that were purchased in the Kentland acquisition. See Note 2 for more information. The notes have a net weighted average interest rate and maturity of 8.1 percent and 10.4 years as of March 31, 2012, and 7.9 percent and 10.3 years as of December 31, 2011.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Beginning balance	$13,545	$9,466
Financed sales of manufactured homes	1,492	3,362
Acquired notes (see Note 2)	—	3,542
Principal payments and payoffs from our customers	(542)	(1,728)
Principal reduction from repossessed homes	(194)	(1,097)
Total activity	756	4,079
Ending balance	$14,301	$13,545

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $83.1 million (net of allowance of $0.5 million) and $81.2 million (net of allowance of $0.5 million) as of March 31, 2012 and December 31, 2011, respectively.  The receivables have a net weighted average interest rate and maturity of 11.2 percent and 13.1 years as of March 31, 2012, and 11.2 percent and 13.2 years as of December 31, 2011.

Allowance for Losses for Collateralized and Installment Notes Receivable

The allowance for losses for collateralized and installment notes receivable was $0.6 million and $0.6 million as of March 31, 2012 and December 31, 2011, respectively.

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Beginning balance	$(635)	$(303)
Lower of cost or market write-downs	23	84
Increase to reserve balance	(11)	(416)
Total activity	12	(332)
Ending balance	$(623)	$(635)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $2.6 million (net of allowance of $0.3 million), home sale proceeds of $3.8 million, insurance receivables of $0.8 million, insurance settlement (see Note 3) of $3.7 million, note receivable related to Kentland acquisition of $0.9 million (see Note 2), and other receivables of $3.8 million as of March 31, 2012.  Other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.0 million (net of allowance of $0.4 million), home sale proceeds of $3.3 million, insurance receivables of $0.8 million, rebates receivable in association of FNMA agreement of $4.9 million, insurance settlement of $3.7 million, note receivable related to Kentland acquisition of $0.9 million (see Note 2), and rebates and other receivables of $3.7 million as of December 31, 2011.

6.	Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the Consolidated Balance Sheets. They are amortized over a seven year amortization period. The gross carrying amount is $23.4 million and $25.3 million at March 31, 2012 and December 31, 2011, respectively. The accumulated amortization is $10.4 million and $10.8 million at March 31, 2012 and December 31, 2011, respectively. Aggregate net amortization expense related to intangible assets was $1.0 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At March 31, 2012 and 2011, we had a 22.9 and 25.0 percent ownership interest, respectively, in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent.  We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividend payments on our investment.  Our investment in Origen had a market value of approximately $6.3 million based on a quoted market closing price of $1.26 per share from the “Pink Sheet Electronic OTC Trading System” as of March 31, 2012.

The unaudited revenue and expense amounts in the table below represent actual results through February 2012 and budgeted March 2012 results.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended March 31,
	(unaudited)
	2012	2011
Revenues	$15,845	$17,729
Expenses	(18,657)	(21,088)
Net loss	$(2,812)	$(3,359)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Collateralized term loans - CMBS	$627,016	$629,229	4.8	5.0	5.5%	5.5%
Collateralized term loans - FNMA	373,400	364,581	11.1	11.3	4.2%	3.6%
Aspen and Series B-3 Preferred OP Units	48,822	48,822	8.9	9.2	6.9%	6.9%
Secured borrowing (see Note 4)	83,611	81,682	13.1	13.2	11.2%	11.2%
Mortgage notes, other	154,722	143,877	3.2	3.2	3.6%	3.8%
Total debt	$1,287,571	$1,268,191	7.1	7.3	5.3%	5.3%

Collateralized Term Loans

In March 2011, we completed a collateralized mortgage backed security “CMBS” financing with JPMorgan Chase Bank, National Association for $115.0 million bearing an interest rate of 5.837% and a maturity date of March 1, 2021. This loan is secured by 11 properties. The loan refinanced $104.8 million of CMBS debt which was scheduled to mature in July 2011 and was collateralized using the same property pool.

In May 2011, we completed a refinancing agreement with Bank of America N.A., for $23.6 million. This debt bears an interest rate of 5.38% and has a maturity of June 1, 2021. This loan is secured by three properties. The loan refinanced $17.9 million of debt which was scheduled to mature in June 2012 and was collateralized using the same property pool.

In July 2011, we reached an agreement with Fannie Mae (“FNMA”) and PNC Bank, National Association, regarding the settlement of the litigation we commenced in November 2009 over certain fees charged when the variable rate loan facility was extended in April 2009. The agreement became effective January 3, 2012 and the litigation was dismissed. In accordance with the terms of the agreement, we have the option to extend the maturity date of our entire $367.0 million credit facility with PNC Bank and FNMA from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on our variable rate facility for 2011. In addition we drew a $10.0 million variable rate facility, which matures on May 1, 2023 and provides for interest-only payments until May 1, 2014, after which principal and interest payments will be due based on a 30-year amortization.  The interest rate for the $10.0 million variable rate facility is equal to the 90-day LIBOR index, plus an investor spread equal to 95 basis points, plus a variable facility fee equal to 172 basis points through maturity.

The collateralized term loans totaling $1.0 billion as of March 31, 2012, are secured by 96 properties comprised of 35,176 sites representing approximately $580.2 million of net book value.

Aspen Preferred OP Units

The Aspen Preferred OP Units are convertible into 526,212 common shares based on a conversion price of $68 per share with a redemption date of January 1, 2024. The minimum and maximum annual preferred rate is 6.5 percent and 9.0 percent, respectively. The current preferred rate is 6.5 percent.

Secured Borrowing

See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

In June 2011, we assumed secured debt with a principal balance $52.4 million, as a result of the Kentland acquisition (see Note 2 for acquisition details), that had a weighted average maturity of 4.4 years and weighted average annual interest rate of 5.70% at the date of acquisition. This secured debt was recorded at fair value on the date of the acquisition which was equal to the assumed principal balance. This debt is secured by 12 properties. The current weighted average maturity is 4.2 years with the current weighted average annual variable interest rate of 5.60%.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit, continued

In June 2011, we entered into a $22.9 million variable financing agreement with Bank of America N.A., to fund the Kentland and Orange City acquisition (see Note 2 for acquisition details). The agreement has a weighted average maturity of 3.7 years and weighted average annual variable interest rate of 3.10% at the date of acquisition. The debt was collateralized by six properties – five Kentland properties and Orange City. On February 1, 2012, we paid off $4.5 million of this agreement which was collateralized by Orange City. The current weighted average maturity is 3.2 years with the current weighted average annual variable interest rate of 3.09%.

In December 2011, we entered into a $17.0 million variable financing agreement with Bank of America, N.A. and The Private Bank to fund the Florida Properties acquisition (see Note 2 for acquisition details). The agreement has a weighted average maturity of 5.0 years and had an effective interest rate of 2.78% at the date of acquisition. The debt was collateralized by all three of the properties acquired in the Florida Properties acquisition. The current weighted average maturity is 4.7 years with the current weighted average annual variable interest rate of 2.74%.

In March 2012, we entered into an amended and restated variable financing agreement with Bank of America, N.A. and The PrivateBank which added an additional $19.0 million to the December 2011 variable financing agreement. The agreement has a weighted average maturity of 4.7 years and had an effective interest rate of 2.74% at March 31, 2012. The debt is collateralized by the three properties acquired in the Additional Florida Properties acquisition.

In March 2012, we paid off the entire $2.7 million mortgage agreement secured by Leisure Village which was due to mature on April 1, 2012.

The mortgage notes totaling $154.7 million as of March 31, 2012, are collateralized by 32 properties comprised of 8,453 sites representing approximately $266.5 million of net book value.

Lines of Credit

In September, 2011, we entered into a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $130.0 million (the "Facility"), which replaced our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties. The Facility has a built-in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion. The Facility matures on October 1, 2015, assuming the election of the extension. The Facility bears interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our calculation of the leverage ratio as of March 31, 2012, the margin is 2.50% . The outstanding balance on the line of credit was zero and $107.5 million as of March 31, 2012 and December 31, 2011, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, $126.0 million and $18.5 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

We have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance. The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term. The current effective interest rate is Prime plus 200 basis points, or 5.5 percent at March 31, 2012. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month. The outstanding balance was zero as of March 31, 2012. The outstanding balance was $16.0 million as of December 31, 2011.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at March 31, 2012).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month. The outstanding balance was $6.0 million and $5.5 million as of March 31, 2012 and December 31, 2011, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit, continued

As of March 31, 2012, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Apr 2012 - Dec 2012	2013	2014	2015	2016	After 5 years
Lines of credit	$5,984	$5,984	$—	$—	$—	$—	$—
Mortgage loans payable:
Maturities	1,003,025	13,961	33,754	185,774	16,622	299,706	453,208
Principal amortization	152,113	12,636	17,932	17,594	16,883	15,293	71,775
Aspen and Series B-3 Preferred OP Units	48,822	4,670	4,145	4,225	—	—	35,782
Secured borrowing	83,611	2,661	3,844	4,206	4,656	5,160	63,084
Total	$1,293,555	$39,912	$59,675	$211,799	$38,161	$320,159	$623,849

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of March 31, 2012, we were in compliance with all covenants.

9.      Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2012 or 2011.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During the three months ended March 31, 2011, holders of Common OP Units converted 3,370 units to common stock. There were no conversions of Common OP units in the three months ended March 31, 2012.

Our shelf registration statement on Form S-3 for a proposed offering of up to $300.0 million of our common stock, preferred stock and debt securities was declared effective with the SEC in May 2009.  We have an "at-the-market" sales agreement with Brinson Patrick to issue and sell shares of common stock from time to time pursuant to our effective shelf registration statement on Form S-3. The current authorization allows for the sale of up to 1,600,000 shares. We issued 40,524 shares of common stock during the three months ended March 31, 2012.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $37.22 and we received net proceeds of approximately $1.5 million.  The proceeds were used to pay down our line of credit.

In August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100.0 million of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  In January, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit.

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

9.      Equity Transactions, continued

In January 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share. The net proceeds from the offering were $156.0 million after deducting the underwriting discounts and expenses related to the offering. We used the net proceeds of the offering to repay $123.5 million of outstanding debt and we used $25.0 million to fund a portion of the Additional Florida Properties (See Note 2 for additional information), which were subsequently encumbered with a loan of $19.0 million. We expect to use any remaining net proceeds of the offering to fund possible future acquisitions of properties and for working capital and general corporate purposes.

Cash dividends of $0.63 per share were declared for the quarter ended March 31, 2012. Cash payments of approximately $18.0 million for aggregate dividends, distributions and dividend equivalents will be made to common stockholders, common OP unitholders, and restricted stockholders of record on April 16, 2012, payable on April 27, 2012.

10.      Share-Based Compensation

In February 2012, we granted 15,000 shares of restricted stock to our executive officers under the 2009 Equity Plan. The awards vest ratably over an eight year period beginning on the fourth anniversary of the grant date, and have a fair value of $40.80 per share. The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

During the three months ended March 31, 2012, 5,430 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 8,750 restricted shares granted to our employees were satisfied during the three months ended March 31, 2012.

11.      Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Brokerage commissions	$205	$148
Other income (loss), net	55	(197)
Total other income (loss), net	$260	$(49)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal RV revenue is included in Real Property Operations’ revenues and is approximately $9.8 million annually. This seasonal revenue is recognized 45% in the first quarter, 18% in the second, 13% in the third quarter and 24% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$64,296	$15,904	$80,200	$53,836	$13,565	$67,401
Operating expenses/Cost of sales	20,898	11,597	32,495	17,573	10,164	27,737
Net operating income/Gross profit	43,398	4,307	47,705	36,263	3,401	39,664
Adjustments to arrive at net income (loss):
Other revenues	2,665	263	2,928	2,019	294	2,313
General and administrative	(5,058)	(2,209)	(7,267)	(4,478)	(1,973)	(6,451)
Acquisition related costs	(164)	—	(164)	(249)	—	(249)
Depreciation and amortization	(12,961)	(6,907)	(19,868)	(11,121)	(5,558)	(16,679)
Interest expense	(17,561)	(77)	(17,638)	(16,022)	(210)	(16,232)
Distributions from affiliates, net	750	—	750	350	—	350
Provision for state income tax	(53)	—	(53)	(131)	—	(131)
Net income (loss)	11,016	(4,623)	6,393	6,631	(4,046)	2,585
Less: Preferred return to Preferred OP units	579		579	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	857	(420)	437	555	(370)	185
Net income (loss) attributable to Sun Communities, Inc.	$9,580	$(4,203)	$5,377	$6,076	$(3,676)	$2,400

	March 31, 2012			December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,046,253	$182,955	$1,229,208	$1,028,575	$168,031	$1,196,606
Cash and cash equivalents	16,228	(253)	15,975	5,972	(115)	5,857
Inventory of manufactured homes	—	5,750	5,750	—	5,832	5,832
Notes and other receivables	107,281	5,651	112,932	109,436	5,448	114,884
Other assets	40,579	3,572	44,151	41,843	2,952	44,795
Total assets	$1,210,341	$197,675	$1,408,016	$1,185,826	$182,148	$1,367,974

13.    Derivative Instruments and Hedging Activities

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Derivative Instruments and Hedging Activities, continued

As of March 31, 2012, we had four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million and two interest rate cap agreements with a notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	09/01/02	07/01/12	25.0	3 Month LIBOR	0.5810%	4.7000%	1.8700%	6.5700%
Swap	Floating to Fixed Rate	01/01/09	01/01/14	20.0	3 Month LIBOR	0.5810%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	04/28/09	05/01/12	152.4	3 Month LIBOR	0.4680%	11.0000%	—%	N/A
Cap	Cap Floating Rate	10/03/11	10/03/16	10.0	3 Month LIBOR	0.4680%	11.0200%	—%	N/A

Subsequent to March 31, 2012, we entered into a new cap agreement for the notional amount of $152.4 million which is effective April 1, 2012 with a maturity date of April 1, 2015. The fixed rate is 11.265% with a variable rate based on 90-Day LIBOR.

Generally, our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or do not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		March 31, 2012	December 31, 2011		March 31, 2012	December 31, 2011
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$847	$1,106
Total derivatives designated as hedging instruments		$—	$—		$847	$1,106

These valuation adjustments will only be realized under certain situations. For example, if we terminate the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, we would need to amortize amounts currently included in other comprehensive income (loss) into interest expense over the terms of the derivative contracts.  We do not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to qualify for hedge accounting.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended March 31, 2012 and 2011 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Interest rate swaps and cap agreement	$256	$403	Interest expense	$—	$—	Interest expense	$3	$4
Total	$256	$403	Total	$—	$—	Total	$3	$4

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of March 31, 2012 and December 31, 2011, we had collateral deposits recorded in other assets of approximately $2.0 million and $3.1 million, respectively.

14.    Income Taxes

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2012.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

We had no unrecognized tax benefits as of March 31, 2012 and 2011. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2012.

We classify certain state taxes as income taxes for financial reporting purposes.  We record the Michigan Business Tax and Texas Margin Tax as income taxes in our financial statements.  We recorded a provision for state income taxes of approximately $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

15.    Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, and convertible Preferred OP Units and Aspen Preferred OP Units, which if converted or exercised, may impact dilution.  Although our unvested restricted shares qualify as participating securities, we do not include them in the computation of basic earnings (loss) per share under the two-class method in periods we report net losses, as the result would be anti-dilutive.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2012	2011
Basic earnings: net income attributable to common stockholders	$5,377	$2,400
Add: amounts attributable to noncontrolling interest	—	185
Diluted earnings: net income available to common stockholders and unitholders	$5,377	$2,585
Denominator
Weighted average common shares outstanding	25,310	20,661
Weighted average unvested restricted stock outstanding	277	147
Basic weighted average common shares and unvested restricted stock outstanding	25,587	20,808
Add: dilutive securities	18	2,094
Diluted weighted average common shares and securities	25,605	22,902
Earnings per share available to common stockholders:
Basic	$0.21	$0.12
Diluted	$0.21	$0.11

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	64	52
Common OP units	2,072	—
Preferred OP units	1,111	—
Aspen Preferred OP units	526	526
Total securities	3,773	578

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

Collateralized Receivables and Secured Borrowing
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the Consolidated Balance Sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of March 31, 2012.  The table presents the carrying values and fair values of our financial instruments as of March 31, 2012 and December 31, 2011 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2012		December 31, 2011
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivative instruments	$—	$—	$—	$—
Installment notes on manufactured homes, net	14,191	14,191	13,417	13,417
Collateralized receivables, net	83,098	83,098	81,176	81,176
Financial liabilities
Derivative instruments	$847	$847	$1,106	$1,106
Long term debt (excluding secured borrowing)	1,203,960	1,193,100	1,186,509	1,175,261
Secured borrowing	83,611	83,611	81,682	81,682
Lines of credit	5,984	5,984	129,034	129,034

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

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of March 31, 2012.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Derivative instruments	$847	$—	$847	$—
Debt	$1,193,100	$—	$1,193,100	$—
Total liabilities	$1,193,947	$—	$1,193,947	$—

17.    Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (ASU 2011-03) which amends ASC Topic 860, Transfers and Servicing.  The updated guidance in ASC Topic 860 removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The updated guidance in ASC Topic 860 is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption was not permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04) which amends ASC Topic 820, Fair Value Measurement.  The updated guidance in ASC Topic 820 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.   The updated guidance in ASC Topic 820 is effective during interim and annual period beginning after December 15, 2011.  Early adoption was not permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

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

18.    Commitments and Contingencies, continued

On June 4, 2010 we settled all of the claims arising out of the litigation filed in 2004 by TJ Holdings, LLC in the Superior Court of Guilford County, North Carolina and the associated arbitration proceeding commenced by TJ Holdings in Southfield, Michigan. Under the terms of the settlement agreement, in which neither party admitted any liability whatsoever, we paid TJ Holdings $360,000. In addition, pursuant to this settlement, TJ Holdings’ percentage ownership interest in Sun/Forest, LLC will be increased on a one time basis, in the event of a sale or refinance of all of the SunChamp Properties, to between 9.03% and 28.99% depending on our average closing stock price as reported by the NYSE during the 30 days preceding the sale or refinance of all the SunChamp Properties. Once this percentage ownership interest has been adjusted, there will be no further adjustments from subsequent sales or refinances of the SunChamp Properties. The likelihood of a sale or refinancing of all of the SunChamp properties is not probable as these properties continue to see growth potential nor do we have a need to refinance all of the properties, so we do not expect it to have a material adverse impact on our results of operations or financial condition.

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

SUN COMMUNITIES, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the notes thereto, along with our 2011 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of March 31, 2012, we owned and operated a portfolio of 162 properties located in 18 states (the “Properties” or “Property”), including 141 manufactured housing communities, 11 recreational vehicle communities, and 10 properties containing both manufactured housing and recreational vehicle sites. As of March 31, 2012, the Properties contained an aggregate of 55,921 developed sites comprised of 47,934 developed manufactured home sites and 7,987 recreational vehicle sites (“RV”) and approximately 6,500 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

We are engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2011 Annual Report.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three Months Ended March 31, 2012 and 2011”.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$64,296	$53,836	$10,460	19.4%
Property operating expenses:
Payroll and benefits	4,715	3,965	750	18.9%
Legal, taxes, & insurance	704	701	3	0.4%
Utilities	7,396	6,302	1,094	17.4%
Supplies and repair	1,747	1,443	304	21.1%
Other	1,464	1,047	417	39.8%
Real estate taxes	4,872	4,115	757	18.4%
Property operating expenses	20,898	17,573	3,325	18.9%
Real Property NOI	$43,398	$36,263	$7,135	19.7%

	As of March 31,
Other Information	2012	2011	Change
Number of properties	162	136	26
Developed sites	55,921	47,684	8,237
Occupied sites (1) (2)	44,691	38,641	6,050
Occupancy % (1)	86.0%	84.6%	1.4%
Weighted average monthly rent per site (3)	$427	$418	$9
Sites available for development	6,451	5,937	514

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupied sites include 4,814 sites acquired during 2011 and 193 sites acquired in 2012.

(3)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal RV sites.

Real Property NOI increased by $7.1 million, from $36.3 million to $43.4 million or 19.7 percent. The growth in NOI is primarily due to $4.5 million from the newly acquired properties and $2.6 million from the same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS - SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended March 31, 2012 and 2011.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$53,344	$50,664	$2,680	5.3%
Property operating expenses:
Payroll and benefits	4,011	3,964	47	1.2%
Legal, taxes, & insurance	583	701	(118)	(16.8)%
Utilities	2,984	3,131	(147)	(4.7)%
Supplies and repair	1,528	1,443	85	5.9%
Other	1,288	1,047	241	23.0%
Real estate taxes	4,048	4,115	(67)	(1.6)%
Property operating expenses	14,442	14,401	41	0.3%
Real Property NOI	$38,902	$36,263	$2,639	7.3%

	As of March 31,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	47,845	47,684	161
Occupied sites (1)	39,377	38,641	736
Occupancy % (1) (2)	86.1%	84.8%	1.3%
Weighted average monthly rent per site (3)	$431	$418	$13
Sites available for development	5,255	5,439	(184)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupancy % excludes completed but vacant expansion sites.

(3)	Average rent relates only to manufactured housing sites, and excludes permanent and seasonal RV sites.

Real Property NOI increased by $2.6 million, from $36.3 million to $38.9 million or 7.3 percent. The growth in NOI is primarily due to increased revenues of $2.7 million slightly offset by a minimal increase in expenses.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.7 million, from $50.7 million to $53.3 million, or 5.3 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $3.0 million due to average rental rate increases of 2.9 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, we had decreased revenue realized on cable television royalties of $0.3 million.

Property operating expenses remained constant at $14.4 million. Supplies and repairs increased by $0.1 million due to increased water system, sewer, and clubhouse expenses. Other expenses increased $0.2 million primarily due to increased meeting expenses, advertising costs, bank service charges, and bad debt expense. These increases were offset by decreased insurance expenses of $0.1 million, decreased utilities expenses of $0.1 million, and decreased real estate taxes of $0.1 million.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2012 and 2011 (in thousands, except for certain items marked with *):

	Three Months Ended March 31,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$6,291	$5,330	$961	18.0%
Site rent from Rental Program (1)	9,045	7,572	1,473	19.5%
Rental Program revenue	15,336	12,902	2,434	18.9%
Expenses
Commissions	533	472	61	12.9%
Repairs and refurbishment	1,846	1,806	40	2.2%
Taxes and insurance	805	736	69	9.4%
Marketing and other	640	659	(19)	(2.9)%
Rental Program operating and maintenance	3,824	3,673	151	4.1%
Rental Program NOI	$11,512	$9,229	$2,283	24.7%
Other Information
Number of occupied rentals, end of period*	7,349	6,235	1,114	17.9%
Investment in occupied rental homes	$249,818	$203,280	$46,538	22.9%
Number of sold rental homes*	218	216	2	0.9%
Weighted average monthly rental rate*	$764	$741	$23	3.1%

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

Rental Program NOI increased $2.3 million from $9.2 million to $11.5 million, or 24.7 percent due to increased revenues of $2.4 million, offset by increased expenses of $0.2 million. Revenues increased $2.4 million primarily due to the increased number of residents participating in the Rental Program as indicated in the table above and from increased market rates for site rent.

The increase in operating and maintenance expenses of $0.2 million was due to several factors.  Commissions increased by $0.1 million due to increased number of new leases and increased lease renewal rate. Personal property and use taxes increased $0.1 million and repairs costs on occupied home rentals increased by $0.2 million due to the increased number of homes in the Rental Program. These increases were partially offset by decreased renter turn-over costs of $0.2 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2012 and 2011 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2012	2011	Change	% Change
New home sales	$1,322	$81	$1,241	> 100%
Pre-owned home sales	8,291	8,154	137	1.7%
Revenue from homes sales	9,613	8,235	1,378	16.7%
New home cost of sales	1,155	48	1,107	> 100%
Pre-owned home cost of sales	6,618	6,443	175	2.7%
Cost of home sales	7,773	6,491	1,282	19.8%
NOI / Gross profit	$1,840	$1,744	$96	5.5%

Gross profit – new homes	167	33	134	> 100%
Gross margin % – new homes	12.6%	40.7%		(28.1)%
Gross profit – pre-owned homes	1,673	1,711	(38)	(2.2)%
Gross margin % – pre-owned homes	20.2%	21.0%		(0.8)%

Statistical Information
Home sales volume:
New home sales	18	1	17	> 100%
Pre-owned home sales	383	356	27	7.6%
Total homes sold	401	357	44	12.3%

Home Sales NOI increased by $0.1 million, from $1.7 million to $1.8 million, or 5.5 percent due to increased gross profit from increased sales volume.

The gross profit on new home sales increased from $0.1 million to $0.2 million primarily due to the increase in sales volume as shown above. The gross margin on pre-owned home sales was relatively unchanged.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.6 million, from $2.3 million to $2.9 million, or 26.6 percent.  This was primarily due to an increase in interest income of $0.2 million from collateralized receivables, a $0.1 million increase in installment note receivables, a $0.1 million increase in the sale of property, a $0.1 million increase in brokerage commissions and a $0.1 million decrease in loan loss reserve.

Real Property general and administrative costs increased by $0.6 million, from $4.5 million to $5.1 million, or 13.0 percent due to an increase in payroll expenses of $0.2 million, an increase in human resource expenses of $0.1 million and an increase of $0.3 million in other expenses related to travel, software costs, and rent.

Home Sales and Rentals general and administrative costs increased by $0.2 million, from $2.0 million to $2.2 million, or 12.0 percent due to increased salary and commission costs.

Acquisition related costs decreased by $0.1 million (See Note 2).

Depreciation and amortization costs increased by $3.2 million, from $16.7 million to $19.9 million, or 19.1 percent due to increased depreciation on investment property for use in our Rental Program of $1.3 million and increased other depreciation and amortization of $1.9 million primarily due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $1.4 million, from $16.2 million to $17.6 million, or 8.7 percent due to an increase in expense associated with our secured borrowing arrangements of $0.2 million, an increase of $0.4 million in our mortgage interest and an increase of $1.0 million due to interest expense for the debt associated with the acquired properties (see Note 2), offset by a decrease in interest on our lines of credit of $0.3 million.

Distributions from affiliates increased by $0.4 million, from $0.4 million to $0.8 million. We suspended equity accounting in 2010 as our investment balance is zero.  The income recorded in 2012 and 2011 is dividend income.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended March 31,
	2012	2011
Real Property NOI	$43,398	$36,263
Rental Program NOI	11,512	9,229
Home Sales NOI/Gross Profit	1,840	1,744
Site rent from Rental Program (included in Real Property NOI)	(9,045)	(7,572)
NOI/Gross profit	47,705	39,664
Adjustments to arrive at net income:
Other revenues	2,928	2,313
General and administrative	(7,267)	(6,451)
Acquisition related costs	(164)	(249)
Depreciation and amortization	(19,868)	(16,679)
Interest expense	(17,638)	(16,232)
Provision for state income taxes	(53)	(131)
Distributions from affiliates, net	750	350
Net income	6,393	2,585
Less: preferred return to Preferred OP units	579	—
Less: amounts attributable to noncontrolling interests	437	185
Net income attributable to Sun Communities, Inc. common stockholders	$5,377	$2,400

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by the NAREIT as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure. FFO is compiled in accordance with its interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2012, and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to Sun Communities, Inc. common stockholders	$5,377	$2,400
Adjustments:
Preferred return to Preferred OP units	579	—
Amounts attributable to noncontrolling interests	437	185
Depreciation and amortization	20,115	17,019
Benefit for state income taxes (1)	—	(9)
Gain on disposition of assets, net	(796)	(808)
Funds from operations ("FFO")	$25,712	$18,787

Weighted average common shares outstanding - fully diluted	28,788	22,902

(1)	The state income tax benefit for the period ended March 31, 2011 represents the reversal of the Michigan Business Tax provision previously recorded.

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

We completed four acquisitions in 2011 in which we acquired 23 properties in total, 18 manufactured housing communities and 5 recreational vehicle communities. We completed one acquisition in 2012 in which we acquired three recreational vehicle communities. See Note 2 for details on the acquisitions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2012, we intend to finance the acquisitions through secured financing, debt and/or equity financings, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the three months ended March 31, 2012, we have invested $16.4 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2012 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Cash and cash equivalents increased by $10.1 million from $5.9 million as of December 31, 2011, to $16.0 million as of March 31, 2012. Net cash provided by operating activities from continuing operations increased by $4.7 million from $16.3 million for the three months ended March 31, 2011 to $21.1 million for the three months ended March 31, 2012.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in our 2011 Annual Report.

We have a secured revolving line of credit facility with a maximum borrowing capacity of $130.0 million, subject to certain borrowing base calculations. As of March 31, 2012, we did not have a balance on the line of credit. The outstanding balance on the line of credit as of December 31, 2011 was $107.5 million. $4.0 million of availability was used to back standby letters of credit as of March 31, 2012 and December 31, 2011. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  As of March 31, 2012, $126.0 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2012, the highest balance on the line of credit was $107.5 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion, subject to certain conditions. Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of March 31, 2012. The most limiting covenants contained in the line of credit are the maximum leverage ratio and minimum fixed charge coverage ratios. The maximum leverage ratio covenant requires that total indebtedness be no more than 70 percent of total asset value as defined in the terms of the line of credit agreement.  The minimum fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of March 31, 2012, the leverage ratio was 56.0 percent and the fixed charge coverage ratio was 1.89:1.

SUN COMMUNITIES, INC.

Although the U.S. economy has started to recover from the 2008-2010 recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth over the next year have been downsized, due in large part to the recent turbulence in the US and global markets. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but the turbulence in the US and global markets cause capital markets and credit availability to wax and wane unpredictably making certainty of access to specific forms of capital products tenuous. For us, this is the most relevant consequence of financial market volatility. We believe this risk is somewhat mitigated because we are able to utilize various forms of capital to fund our operations making availability to one specific form of capital less vital and have adequate working capital provided by operating activities as noted above. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 32 unencumbered properties with an estimated market value of $244.6 million, most of which support the borrowing base for our $130.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2011 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2012, our debt to total market capitalization approximated 51.1 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt has a weighted average maturity of approximately 7.1 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the three months ended March 31, 2012 and 2011 included recurring capital expenditures of $1.3 million and $1.1 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2012.

Net cash used in investing activities was $51.7 million for the three months ended March 31, 2012, compared to $14.1 million for the three months ended March 31, 2011. The difference is primarily due to increased acquisitions of $24.5 million, increased investment in property of $13.8 million primarily due to homes purchased intended for the Rental Program, offset by an increase in proceeds from the disposition of homes and assets of $0.1 million, and an increase in proceeds from affiliate dividend distribution of $0.4 million.  See Note 2 for details on the acquisition.

Net cash provided by financing activities was $40.8 million for the three months ended March 31, 2012, compared to net cash used of $5.8 million for the three months ended March 31, 2011. The difference is due to increased net proceeds received from the issuance of additional shares of $127.7 million, increased proceeds from issuance of other debt net of repayments on other debt of $10.5 million, decreased payments of deferred financing costs of $0.9 million, partially offset by decreased net borrowings on the line of credit of $91.5 million and increased distributions to our stockholders and OP unitholders of $1.2 million.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended and we intend that such forward-looking statements will be subject to the safe harbors created thereby. Forward-looking statements can be identified by words such as “believes,” “forecasts,” “anticipates,” “intends,” “plans,” “expects,” “may”, “will,” “guidance,” “could,” “should,” “estimates,” “approximate,” and similar expressions in this Form 10-Q that predict or indicate future events and trends and that do not report historical matters. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, and other factors, some of which are beyond our control.  These risks, uncertainties, and other factors may cause our actual results to be materially different from any future results expressed or implied by such forward looking statements. Such risks and uncertainties include the national, regional and local economic climates, the ability to maintain rental rates and occupancy levels, competitive market forces, changes in market rates of interest, the ability of manufactured home buyers to obtain financing, the level of repossessions by manufactured home lenders and those risks and uncertainties referenced under the headings entitled “Risk Factors” contained in our 2011 Annual Report, and our other periodic filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q speak only as of the date hereof and we expressly disclaim any obligation to provide public updates, revisions or amendments to any forward-looking statements made herein to reflect changes in our assumptions, expectations of future events, or trends.

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

We have four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and two interest rate cap agreements with a notional amount of $162.4 million as of March 31, 2012. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.57 percent through July 2012.  The second swap agreement fixes $20.0 million of variable rate borrowings at 4.02 percent through January 2014. The first interest cap agreement has a cap rate of 11.00 percent, a notional amount of $152.4 million, and a termination date of May 1, 2012.  Subsequent to March 31, 2012, we entered into a new cap agreement to replace the aforementioned cap. Effective April 1, 2012 the cap has a cap rate of 11.27 percent, a notional amount of $152.4 million, and a termination date of April 1, 2015. The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $10.0 million, and a termination date of October 3, 2016. Each of these derivative contracts is based upon 90-day LIBOR.

Our remaining variable rate debt totals $223.9 million and $235.4 million as of March 31, 2012 and 2011, respectively, which bear interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent during the three months ended March 31, 2012 and 2011, we believe our interest expense would have increased or decreased by approximately $0.6 million and $0.6 million based on the $224.0 million and $235.9 million average balances outstanding under our variable rate debt facilities for the three months ended March 31, 2012 and 2011, respectively.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 18 of the Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

You should review our 2011 Annual Report, which contains a detailed description of risk factors that may materially affect our business, financial condition, or results of operations.  There are no material changes to the disclosure on these matters set forth in the 2011 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three months ended March 31, 2012.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have not converted any units to common stock during the three months ended March 31, 2012.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	First Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Grand Lake RV and Golf Resort LLC, Three Lakes RV Park, LLC, Blue Berry Hill RV LLC, Sun Blueberry Hill LLC, Sun Grand Lake LLC, and Sun Three Lakes LLC	(1)
2.2	Second Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Morgan RV Park Management, LLC, Ideal Cottage Sales LLC, Robert C. Morgan, Robert Moser and Sun Home Services, Inc.	(1)
10.1	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $152,362,500	(2)
10.2	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000	(2)
10.3	BGT Non-Compete Agreement dated February 16, 2012 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(1)
10.4	Amended and Restated Promissory Note, dated March 29, 2012, in the original principal amount of $21,000,000, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of Bank of America, N.A.	(3)
10.5	Amended and Restated Promissory Note, dated March 29, 2012, in the original principal amount of $15,000,000, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC. Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of The PrivateBank and Trust Company	(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)
101(5)	The following Sun Communities, Inc. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)	(4)

(1)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 21, 2012

(2)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 6, 2012

(3)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 29, 2012

(4)	Filed herewith.

(5)
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

Dated: April 26, 2012	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	First Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Grand Lake RV and Golf Resort LLC, Three Lakes RV Park, LLC, Blue Berry Hill RV LLC, Sun Blueberry Hill LLC, Sun Grand Lake LLC, and Sun Three Lakes LLC	(1)
2.2	Second Asset Purchase Agreement entered into on February 16, 2012 but effective as of January 1, 2012, among Morgan RV Park Management, LLC, Ideal Cottage Sales LLC, Robert C. Morgan, Robert Moser and Sun Home Services, Inc.	(1)
10.1	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $152,362,500	(2)
10.2	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000	(2)
10.3	BGT Non-Compete Agreement dated February 16, 2012 among Sun Communities Operating Limited Partnership, Robert C. Morgan and Robert Moser	(1)
10.4	Amended and Restated Promissory Note, dated March 29, 2012, in the original principal amount of $21,000,000, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of Bank of America, N.A.	(3)
10.5	Amended and Restated Promissory Note, dated March 29, 2012, in the original principal amount of $15,000,000, made by Sun Blueberry Hill LLC, Sun Grand Lake LLC. Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, and Sun North Lake Estates LLC, in favor of The PrivateBank and Trust Company	(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(4)
101(5)	The following Sun Communities, Inc. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited)	(4)

(1)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 21, 2012

(2)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 6, 2012

(3)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 29, 2012

(4)	Filed herewith.

(5)
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