Form 10-Q
period 2012-06-30
SUN COMMUNITIES INC
filed 2012-07-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X  ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2012:  26,471,431

SUN COMMUNITIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011
(In thousands, except per share amounts)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Investment property, net	$1,236,337	$1,196,606
Cash and cash equivalents	4,499	5,857
Inventory of manufactured homes	4,396	5,832
Notes and other receivables	121,908	114,884
Other assets	45,179	44,795
TOTAL ASSETS	$1,412,319	$1,367,974
LIABILITIES
Debt	$1,286,156	$1,268,191
Lines of credit	24,631	129,034
Other liabilities	71,673	71,404
TOTAL LIABILITIES	$1,382,460	$1,468,629
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized (June 30, 2012 and December 31, 2011, 28,273 and 23,612 shares issued, respectively)	283	236
Additional paid-in capital	714,052	555,981
Accumulated other comprehensive loss	(735)	(1,273)
Distributions in excess of accumulated earnings	(644,220)	(617,953)
Treasury stock, at cost (June 30, 2012 and December 31, 2011, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' equity (deficit)	5,780	(126,609)
Noncontrolling interests:
A-1 preferred OP units	45,548	45,548
Common OP units	(21,469)	(19,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	29,859	(100,655)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,412,319	$1,367,974

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES
Income from real property	$61,507	$52,264	125,803	106,100
Revenue from home sales	11,439	8,146	21,052	16,381
Rental home revenue	6,511	5,427	12,802	10,757
Ancillary revenues, net	92	109	355	403
Interest	2,655	2,291	5,060	4,359
Other income (loss), net	175	25	435	(24)
Total revenues	82,379	68,262	165,507	137,976
COSTS AND EXPENSES
Property operating and maintenance	17,168	13,994	33,194	27,452
Real estate taxes	4,936	4,098	9,808	8,213
Cost of home sales	8,971	6,401	16,744	12,892
Rental home operating and maintenance	4,148	3,754	7,972	7,427
General and administrative - real property	5,182	4,833	10,240	9,311
General and administrative - home sales and rentals	2,238	1,952	4,447	3,925
Acquisition related costs	423	1,151	587	1,400
Depreciation and amortization	21,067	18,121	40,935	34,800
Interest	16,781	15,225	33,578	30,631
Interest on mandatorily redeemable debt	833	829	1,674	1,655
Total expenses	81,747	70,358	159,179	137,706
Income (loss) before income taxes and distributions from affiliates	632	(2,096)	6,328	270
(Provision) benefit for state income taxes	(53)	259	(106)	128
Distributions from affiliates	1,900	850	2,650	1,200
Net income (loss)	2,479	(987)	8,872	1,598
Less: Preferred return to A-1 preferred OP units	579	51	1,158	51
Less: Amounts attributable to noncontrolling interests	237	(148)	674	37
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$1,663	$(890)	7,040	1,510
Weighted average common shares outstanding:
Basic	26,469	21,090	26,028	21,068
Diluted	26,485	21,090	26,045	23,146
Earnings (loss) per share:
Basic	$0.06	$(0.04)	$0.27	$0.07
Diluted	$0.06	$(0.04)	$0.27	$0.07

Dividends per common share:	$0.63	$0.63	$1.26	$1.26

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,479	$(987)	$8,872	$1,598
Unrealized gain on interest rate swaps	343	19	599	422
Total comprehensive income (loss)	2,822	(968)	9,471	2,020
Less: Comprehensive income (loss) attributable to the noncontrolling interests	274	(147)	735	75
Comprehensive income (loss) attributable to Sun Communities, Inc. common stockholders	$2,548	$(821)	$8,736	$1,945

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2011	$236	$555,981	$(1,273)	$(617,953)	$(63,600)	$(126,609)	$25,954	$(100,655)
Issuance of common stock from exercise of options, net	—	149	—	—	—	149	—	149
Issuance and associated costs of common stock, net	47	157,296	—	—	—	157,343	—	157,343
Share-based compensation - amortization and forfeitures	—	626	—	44	—	670	—	670
Net income	—	—	—	7,040	—	7,040	674	7,714
Unrealized gain on interest rate swaps	—	—	538	—	—	538	61	599
Cash distributions	—	—	—	(30,416)	—	(30,416)	(2,610)	(33,026)
Distributions declared	—	—	—	(2,935)	—	(2,935)	—	(2,935)
Balance as of June 30, 2012	$283	$714,052	$(735)	$(644,220)	$(63,600)	$5,780	$24,079	$29,859

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$8,872	$1,598
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from land disposition	(87)	—
Gain on valuation of derivative instruments	(4)	(5)
Stock compensation expense	688	634
Depreciation and amortization	40,010	34,218
Amortization of deferred financing costs	813	936
Distributions from affiliates	(2,650)	(1,200)
Change in notes receivable from financed sales of inventory homes, net of repayments	(4,435)	(2,581)
Change in inventory, other assets and other receivables, net	4,729	(7,102)
Change in accounts payable and other liabilities	(4,452)	2,593
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,484	29,091
INVESTING ACTIVITIES:
Investment in properties	(60,930)	(39,507)
Acquisitions	(24,482)	(50,858)
Proceeds related to affiliate dividend distribution	2,650	1,200
Proceeds related to disposition of land	172	—
Proceeds related to disposition of assets and depreciated homes, net	1,211	2,313
Increase in notes receivable, net	(5,736)	(551)
NET CASH USED IN INVESTING ACTIVITIES	(87,115)	(87,403)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	157,343	47,097
Net proceeds from stock option exercise	149	690
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(34,184)	(29,009)
Borrowings on lines of credit	71,635	101,400
Payments on lines of credit	(176,038)	(107,602)
Proceeds from issuance of other debt	54,567	172,483
Payments on other debt	(30,521)	(129,221)
Payments for deferred financing costs	(678)	(1,939)
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,273	53,899
Net decrease in cash and cash equivalents	(1,358)	(4,413)
Cash and cash equivalents, beginning of period	5,857	8,420
Cash and cash equivalents, end of period	$4,499	$4,007
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$28,519	$25,441
Cash paid for interest on mandatorily redeemable debt	$1,677	$1,657
Cash paid for state income taxes	$320	$359
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$599	$422
Reduction in secured borrowing balance	$6,081	$4,739
Change in dividends declared and outstanding	$2,935	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - A-1 preferred OP units issued	$—	$45,548
Acquisitions - debt assumed	$—	$52,449
Acquisitions - other liabilities	$—	$1,833

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

On July 24, 2012 we acquired Blazing Star, a recreational vehicle community with 260 sites located in San Antonio, Texas, for a purchase price of $7.1 million, comprised of $4.1 million of assumed debt and $3.0 million of cash.
Acquisition related costs of approximately $0.6 million and $1.4 million have been incurred for the six months ended June 30, 2012 and 2011, respectively, and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

During the third quarter of 2011, we completed the purchase price allocation for Kentland and Orange City. In the first quarter of 2012 some of the amounts previously estimated changed. The changes in estimates included a decrease in other assets of $0.8 million and a decrease in cash consideration of $0.8 million for the Florida Properties. The measurement period adjustments represent updates made to the purchase price allocation based on the escrow amount required for the Additional Florida Properties which is reflected in the purchase price allocation for the Additional Florida Properties. There were no significant adjustments to our Consolidated Statements of Operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for Kentland, Orange City, Cider Mill, the Florida Properties, and the Additional Florida Properties (in thousands):

At Acquisition Date	Kentland	Orange City	Cider Mill	Florida Properties	Addtl Florida Properties	Total
Investment in property	$131,228	$6,460	$2,088	$24,027	$25,384	$189,187
Inventory of manufactured homes	1,150	—	—	36	112	1,298
Notes	3,542	—	—	—	—	3,542
In-place leases	9,200	10	—	190	180	9,580
Other assets	1,269	—	—	97	—	1,366
Other liabilities	(2,067)	—	(1,678)	(1,237)	(1,194)	(6,176)
Assumed debt	(52,398)	—	—	—	—	(52,398)

Total identifiable assets and liabilities assumed	$91,924	$6,470	$410	$23,113	$24,482	$146,399

Consideration

Cash (1)	$27,383	$2,533	$410	$6,113	$24,482	$60,921
A-1 preferred OP units	45,548	—	—	—	—	45,548
New debt proceeds	18,993	3,937	—	17,000	—	39,930

Fair value of total consideration transferred	$91,924	$6,470	$410	$23,113	$24,482	$146,399

(1) Subsequent to the acquisition, on March 30, 2012, the Additional Florida Properties were encumbered with a $19.0 million loan through Bank of America and The PrivateBank (See Note 8).

As of June 30, 2012, the total residual value of the acquired in-place leases above is $8.2 million. The amortization period is 7 years.

The results of operations of Kentland, Orange City, Cider Mill, the Florida Properties, and the Additional Florida Properties are included in the Consolidated Statements of Operations beginning on their acquisition dates of June 2011, May 2011, November 2011, December 2011, and February 2012, respectively. The following unaudited pro forma financial information presents the results of our operations for the six months ended June 30, 2012 and 2011 as if the properties were acquired on January 1, 2010 for those communities acquired in 2011 and January 1, 2011 for those that were acquired in 2012. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Six Months Ended June 30,
	(unaudited)
	2012	2011
Total revenues	$165,999	$153,739
Net income attributable to Sun Communities, Inc. shareholders	$7,335	$4,606
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.28	0.22
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.28	0.20

(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) The sellers had management fees of $0.7 million for the six months ended June 30, 2011 that have been excluded from above as these fees will not continue going forward.
(b) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2012 and included in 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The amount of Kentland's, Orange City's, Cider Mill's, the Florida Properties', and the Additional Florida Properties' revenue and net income included in the Consolidated Statements of Operations for the six months ended June 30, 2012 is set forth in the following table (in thousands):

	Revenue	Net Income
Six Months Ended June 30, 2012	$16,162	$2,034

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2012	December 31, 2011
Land	$153,397	$140,230
Land improvements and buildings	1,364,660	1,342,325
Rental homes and improvements	276,991	246,245
Furniture, fixtures, and equipment	42,394	41,172
Land held for future development	25,606	24,633
Investment property	1,863,048	1,794,605
Accumulated depreciation	(626,711)	(597,999)
Investment property, net	$1,236,337	$1,196,606

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2 for details on recent acquisitions.

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2012 under which we received a total of $11.5 million of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 8) within the Consolidated Balance Sheets. The balance of the collateralized receivables was $86.5 million (net of allowance of $0.5 million ) and $81.2 million (net of allowance of $0.5 million) as of June 30, 2012 and December 31, 2011, respectively.  The outstanding balance on the secured borrowing was $87.1 million and $81.7 million as of June 30, 2012 and December 31, 2011, respectively.

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

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Beginning balance	$81,682	$71,278
Financed sales of manufactured homes	11,467	21,509
Principal payments and payoffs from our customers	(2,671)	(4,425)
Principal reduction from repurchased homes	(3,409)	(6,680)
Total activity	5,387	10,404
Ending balance	$87,069	$81,682

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $4.4 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2012	December 31, 2011
Installment notes receivable on manufactured homes, net	$15,034	$13,417
Collateralized receivables, net (see Note 4)	86,539	81,176
Other receivables, net	20,335	20,291
Total notes and other receivables	$121,908	$114,884

Installment Notes Receivable on Manufactured Homes

The installment notes of $15.0 million (net of allowance of $0.1 million) and $13.4 million (net of allowance of $0.1 million) as of June 30, 2012 and December 31, 2011, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. This also includes the notes receivable that were purchased in the Kentland acquisition. See Note 2 for more information. The notes have a net weighted average interest rate and maturity of 8.2 percent and 10.8 years as of June 30, 2012, and 7.9 percent and 10.3 years as of December 31, 2011.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Beginning balance	$13,545	$9,466
Financed sales of manufactured homes	3,054	3,362
Acquired notes (see Note 2)	—	3,542
Principal payments and payoffs from our customers	(1,114)	(1,728)
Principal reduction from repossessed homes	(345)	(1,097)
Total activity	1,595	4,079
Ending balance	$15,140	$13,545

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $86.5 million (net of allowance of $0.5 million) and $81.2 million(net of allowance of $0.5 million ) as of June 30, 2012 and December 31, 2011, respectively.  The receivables have a net weighted average interest rate and maturity of 11.1 percent and 13.1 years as of June 30, 2012, and 11.2 percent and 13.2 years as of December 31, 2011.

Allowance for Losses for Collateralized and Installment Notes Receivable

The allowance for losses for collateralized and installment notes receivable was $0.6 million as of June 30, 2012 and December 31, 2011.

	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Beginning balance	$(635)	$(303)
Lower of cost or market write-downs	60	84
Increase to reserve balance	(62)	(416)
Total activity	(2)	(332)
Ending balance	$(637)	$(635)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of June 30, 2012 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $2.9 million (net of allowance of $0.3 million), home sale proceeds of $5.2 million, insurance receivables of $1.1 million, insurance settlement (see Note 3) of $3.7 million, rebates and other receivables of $2.4 million and a note receivable of $5.0 million loaned to the principals of the Florida Properties which bears interest at LIBOR plus 475 basis points, matures on January 31, 2013 and is secured by the equity interests in four of their RV communities. As of December 31, 2011 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.0 million (net of allowance of $0.4 million), home sale proceeds of $3.3 million, insurance receivables of $0.8 million, rebates receivable in association of FNMA agreement of $4.9 million, insurance settlement of $3.7 million, note receivable related to Kentland acquisition of $0.9 million (see Note 2), and rebates and other receivables of $3.7 million.

6.	Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the Consolidated Balance Sheets. They are amortized over a seven year amortization period. The gross carrying amount is $23.7 million and $25.3 million at June 30, 2012 and December 31, 2011, respectively. The accumulated amortization is $11.4 million and $10.8 million at June 30, 2012 and December 31, 2011, respectively. Aggregate net amortization expense related to intangible assets was $0.7 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively. Aggregate net amortization expense related to intangible assets was $1.7 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At June 30, 2012 and 2011, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividend distributions on our investment.  Our investment in Origen had a market value of approximately $7.0 million based on a quoted market closing price of $1.40 per share from the “Pink Sheet Electronic OTC Trading System” as of June 29, 2012.

The unaudited revenue and expense amounts in the table below represent actual results through May 2012 and budgeted June 2012 results.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Revenues	$14,982	$17,109	$31,275	$34,838
Expenses	(18,010)	(20,866)	(30,737)	(41,954)
Net loss	$(3,028)	$(3,757)	$538	$(7,116)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Collateralized term loans - CMBS	$625,060	$629,229	4.5	5.0	5.5%	5.5%
Collateralized term loans - FNMA	372,224	364,581	10.8	11.3	4.2%	3.6%
Aspen and Series B-3 preferred OP Units	47,822	48,822	8.8	9.2	6.9%	6.9%
Secured borrowing (see Note 4)	87,069	81,682	13.0	13.2	11.1%	11.2%
Mortgage notes, other	153,981	143,877	3.4	3.2	3.7%	3.8%
Total debt	$1,286,156	$1,268,191	7.0	7.3	5.3%	5.2%

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

The collateralized term loans totaling $1.0 billion as of June 30, 2012, are secured by 96 properties comprised of 35,107 sites representing approximately $574.8 million of net book value.

Aspen preferred OP Units and Series B-3 preferred OP units

The Aspen preferred OP units are convertible into 526,212 common shares based on a conversion price of $68 per share with a redemption date of January 1, 2024. The minimum and maximum annual preferred rate is 6.5 percent and 9.0 percent, respectively. The current preferred rate is 6.5 percent.

We redeemed $1.0 million of Series B-3 preferred OP units in May 2012.

Secured Borrowing

See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

In June 2011, we assumed secured debt with a principal balance of $52.4 million, as a result of the Kentland acquisition (see Note 2 for acquisition details), that had a weighted average maturity of 4.4 years and weighted average annual interest rate of 5.70% at the date of acquisition. This secured debt was recorded at fair value on the date of the acquisition which was equal to the assumed

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit, continued

principal balance. This debt is secured by 12 properties. The current weighted average maturity is 3.9 years with the current weighted average annual variable interest rate of 5.61%.

In June 2011, we entered into a $22.9 million variable financing agreement with Bank of America N.A., to fund the Kentland and Orange City acquisition (see Note 2 for acquisition details). The agreement has a weighted average maturity of 3.7 years and weighted average annual variable interest rate of 3.10% at the date of acquisition. The debt was collateralized by six properties – five Kentland properties and Orange City. On February 1, 2012, we paid off $4.5 million of this agreement which was collateralized by Orange City. The current weighted average maturity is 2.9 years with the current weighted average annual variable interest rate of 3.10%.

In December 2011, we entered into a $17.0 million variable financing agreement with Bank of America, N.A. and The Private Bank to fund the Florida Properties acquisition (see Note 2 for acquisition details). The agreement has a weighted average maturity of 5.0 years and had an effective interest rate of 2.78% at the date of acquisition. The debt was collateralized by all three of the properties acquired in the Florida Properties acquisition. The current weighted average maturity is 4.5 years with the current weighted average annual variable interest rate of 2.75%.

In March 2012, we entered into an amended and restated variable financing agreement with Bank of America, N.A. and The PrivateBank which added an additional $19.0 million to the December 2011 variable financing agreement, the "36.0 Million Facility." The agreement has a weighted average maturity of 4.7 years and had an effective interest rate of 2.74% at the date of acquisition. The debt is collateralized by the three properties acquired in the Additional Florida Properties acquisition.

In March 2012, we paid off the entire $2.7 million mortgage agreement secured by Leisure Village which was due to mature on April 1, 2012.

In June 2012, we completed a variable refinancing agreement with Bank of America N.A., for $14.1 million. This debt bears an interest rate of LIBOR plus a 2.0% margin (effective rate at June 30, 2012 was 2.25%) and has a maturity of September 1, 2016, assuming the election of the two successive one-year extensions. The loan is secured by two properties and refinanced $14.0 million of debt which matured in June 2012.

The mortgage notes totaling $154.0 million as of June 30, 2012, are collateralized by 31 properties comprised of 8,160 sites representing approximately $256.3 million of net book value.

Lines of Credit

In September 2011, we entered into a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $130.0 million (the "Facility"), which replaced our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties. The Facility has a built-in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion. The Facility matures on October 1, 2015, assuming the election of the extension. The Facility bears interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our calculation of the leverage ratio as of June 30, 2012, the margin is 2.50% . The outstanding balance on the line of credit was $20.1 million and $107.5 million as of June 30, 2012 and December 31, 2011, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, $105.9 million and $18.5 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

We have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance. The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term. The current effective interest rate is Prime plus 200 basis points, or 5.5 percent at June 30, 2012. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month. The outstanding balance was zero as of June 30, 2012. The outstanding balance was $16.0 million as of December 31, 2011.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit, continued

rate 7.0 percent at June 30, 2012).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month. The outstanding balance was $4.5 million and $5.5 million as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Jul 2012 - Dec 2012	2013	2014	2015	2016	After 5 years
Lines of credit	$24,631	$—	$4,531	$—	$20,100	$—	$—
Mortgage loans payable:
Maturities	1,001,931	—	33,762	185,754	16,622	312,585	453,208
Principal amortization	149,334	8,746	18,240	17,899	17,182	15,492	71,775
Aspen and Series B-3 preferred OP units	47,822	3,670	4,145	4,225	—	—	35,782
Secured borrowing	87,069	1,849	3,953	4,329	4,792	5,310	66,836
Total	$1,310,787	$14,265	$64,631	$212,207	$58,696	$333,387	$627,601

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of June 30, 2012, we were in compliance with all covenants except that our subsidiaries that own the Florida Properties and the Additional Florida Properties were not in compliance with the debt service coverage ratio contained in the $36.0 Million Facility. There is no Event of Default under the $36.0 Million Facility. We have requested a waiver of such covenant for a specified period of time and, if we are unable to obtain such waiver, we intend to comply with this covenant by voluntarily paying down a portion of the $36.0 Million Facility in accordance with the loan agreement.

9.      Equity Transactions

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2012 or 2011.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During the six months ended June 30, 2012 and 2011, holders of Common OP Units converted 2,000 and 10,249 units, respectively to common stock.

On May 10, 2012 pursuant to a shelf registration statement on Form S-3, we registered with the SEC the sale of our common stock, preferred stock, debt securities, warrants and units consisting of two or more of the aforementioned securities. This shelf registration statement was effective upon filing and replaced our previous shelf registration statement which was scheduled to expire in May 2012.
On May 10, 2012 we entered into an "at-the-market" sales agreement with BMO Capital Markets Corp and Liquidnet Inc. to issue and sell shares of common stock from time to time. The current authorization allows for the sale of our common stock up to an aggregate amount of $100 million. There were no shares of common stock sold through June 30, 2012.
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

Under our previous shelf registration statement on Form S-3 we had an "at-the-market" sales agreement to issue and sell shares

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Equity Transactions, continued

of common stock from time to time. We issued 40,524 shares of common stock from January 1, 2012 through May 9, 2012, when the sales agreement was terminated.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $37.22 and we received net proceeds of approximately $1.5 million.  The proceeds were used to pay down our line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100 million of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  From time to time over the two year term of the Purchase Agreement, and at our sole discretion, we may present REIT Ltd. with draw down notices to purchase our common stock.  Any and all issuances of shares of common stock to REIT Ltd. pursuant to the Purchase Agreement will be registered on our effective shelf registration statement on Form S-3.  In January, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit.

In June 2011, we issued $45.5 million of Series A-1 preferred operating partnership (“A-1 preferred OP”) units as a result of the Kentland acquisition (see Note 2 for details).  A-1 preferred OP unit holders can convert the A-1 preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  These A-1 preferred OP units are convertible, but not redeemable.  The A-1 preferred OP unit holders receive a preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.

In August 2011, we discovered that we did not register with the SEC shares of our common stock purchased in the open market by our 401(k) plan for the benefit of participants in the plan.  We eliminated the option to purchase our common stock in the plan in September 2011 and the last purchase made through the plan was on September 16, 2011. As disclosed in our prior SEC filings, we considered filing a registration statement on Form S-3 offering to rescind the purchase of shares of our common stock by persons who acquired such shares through our 401(k) plan from September 16, 2010 through September 16, 2011. During that period, the plan purchased a total of 3,301 shares of our common stock for the benefit of a total of 85 participants. If a rescission offer were conducted, we would offer to repurchase shares of our common stock purchased through the 401(k) plan during the one year period ended September 16, 2011, but only if such shares either (i) were subsequently sold at a loss, or (ii) were purchased at a price higher than the market price of our common stock at the end of the rescission offer period, and are still held by the plan participant. To the best of our knowledge no shares purchased during the applicable period have subsequently been sold at a loss. Based on the recent and current market price of our common stock, we believe our potential liability, if any, with respect to shares of our common stock purchased during the applicable period and still held by plan participants is not material to us. In fact, if we were to conduct a rescission offer today, we do not believe we would have any liability unless the market price of our common stock at the end of the rescission offer period were less than $39.28 per share, which is the highest price paid for purchases of shares by plan participants during the applicable period. Based on these facts and given the expense of conducting a rescission offer, we have determined not to conduct a rescission offer.

Cash dividends of $0.63 per share were declared for the quarter ended June 30, 2012. On July 20, 2012 cash payments of approximately $18.0 million for aggregate dividends, distributions and dividend equivalents were made to common stockholders, common OP unitholders, and restricted stockholders of record as of July 10, 2012.

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

During the six months ended June 30, 2012, 7,678 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 8,750 restricted shares granted to our employees were satisfied during the six months ended June 30, 2012.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.      Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Brokerage commissions	$124	$146	$329	$294
Other income (loss), net	51	(121)	106	(318)
Total other income (loss), net	$175	$25	$435	$(24)

12.    Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal RV revenue is included in Real Property Operations’ revenues and is approximately $9.4 million annually. This seasonal revenue is recognized 48% in the first quarter, 13% in the second, 13% in the third quarter and 26% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$61,507	$17,950	$79,457	$52,264	$13,573	$65,837
Operating expenses/Cost of sales	22,104	13,119	35,223	18,092	10,155	28,247
Net operating income/Gross profit	39,403	4,831	44,234	34,172	3,418	37,590
Adjustments to arrive at net income (loss):
Other revenues	2,830	92	2,922	2,316	109	2,425
General and administrative	(5,182)	(2,238)	(7,420)	(4,833)	(1,952)	(6,785)
Acquisition related costs	(423)	—	(423)	(1,151)	—	(1,151)
Depreciation and amortization	(14,077)	(6,990)	(21,067)	(12,462)	(5,659)	(18,121)
Interest expense	(17,605)	(9)	(17,614)	(15,781)	(273)	(16,054)
Distributions from affiliates, net	1,900	—	1,900	850	—	850
Provision for state income tax	(53)	—	(53)	259	—	259
Net income (loss)	6,793	(4,314)	2,479	3,370	(4,357)	(987)
Less: Preferred return to A-1 preferred OP units	579	—	579	51	—	51
Less: Net income (loss) attributable to noncontrolling interests	800	(563)	237	243	(391)	(148)
Net income (loss) attributable to Sun Communities, Inc.	$5,414	$(3,751)	$1,663	$3,076	$(3,966)	$(890)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Segment Reporting, continued

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$125,803	$33,854	$159,657	$106,100	$27,138	$133,238
Operating expenses/Cost of sales	43,002	24,716	67,718	35,665	20,319	55,984
Net operating income/Gross profit	82,801	9,138	91,939	70,435	6,819	77,254
Adjustments to arrive at net income (loss):
Other revenues	5,495	355	5,850	4,335	403	4,738
General and administrative	(10,240)	(4,447)	(14,687)	(9,311)	(3,925)	(13,236)
Acquisition related costs	(587)	—	(587)	(1,400)	—	(1,400)
Depreciation and amortization	(27,038)	(13,897)	(40,935)	(23,583)	(11,217)	(34,800)
Interest expense	(35,166)	(86)	(35,252)	(31,803)	(483)	(32,286)
Distributions from affiliates, net	2,650	—	2,650	1,200	—	1,200
Provision for state income tax	(106)	—	(106)	128	—	128
Net income (loss)	17,809	(8,937)	8,872	10,001	(8,403)	1,598
Less: Preferred return to A-1 preferred OP units	1,158	—	1,158	51	—	51
Less: Net income (loss) attributable to noncontrolling interests	1,657	(983)	674	798	(761)	37
Net income (loss) attributable to Sun Communities, Inc.	$14,994	$(7,954)	$7,040	$9,152	$(7,642)	$1,510

	June 30, 2012			December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,042,754	$193,583	$1,236,337	$1,028,575	$168,031	$1,196,606
Cash and cash equivalents	5,096	(597)	4,499	5,972	(115)	5,857
Inventory of manufactured homes	—	4,396	4,396	—	5,832	5,832
Notes and other receivables	114,667	7,241	121,908	109,436	5,448	114,884
Other assets	41,479	3,700	45,179	41,843	2,952	44,795
Total assets	$1,203,996	$208,323	$1,412,319	$1,185,826	$182,148	$1,367,974

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

As of June 30, 2012, we had four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million and two interest rate cap agreements with a notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	9/1/2002	7/1/2012	25.0	3 Month LIBOR	0.4682%	4.7000%	1.8700%	6.5700%
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	20.0	3 Month LIBOR	0.4682%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	152.4	3 Month LIBOR	0.4600%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	10.0	3 Month LIBOR	0.4600%	11.0200%	—%	N/A

Subsequent to June 30, 2012 the $25.0 million interest swap described in the above table matured and was not replaced.

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		June 30, 2012	December 31, 2011		June 30, 2012	December 31, 2011
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	503	1,106
Total derivatives designated as hedging instruments		$—	$—		503	1,106

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the six months ended June 30, 2012 and 2011 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Interest rate swaps and cap agreement	$599	$422	Interest expense	$—	$—	Interest expense	$3	$5
Total	$599	$422	Total	$—	$—	Total	$3	$5

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Derivative Instruments and Hedging Activities, continued

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of June 30, 2012 and December 31, 2011, we had collateral deposits recorded in other assets of approximately $2.0 million and $3.1 million, respectively.

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2012.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

We had no unrecognized tax benefits as of June 30, 2012 and 2011. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2012.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income taxes in our financial statements. In 2011 we were also subject to Michigan Business Tax that was replaced in May 2011 by a Corporate Income Tax. We believe that we will not have any corporate income tax liability under the new law. We recorded a provision for state income taxes of approximately $0.1 million for the six months ended June 30, 2012 and a benefit of approximately $0.1 million for the six months ended June 30, 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.    Earnings (Loss) Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, convertible A-1 preferred OP units and Aspen Preferred OP Units, which if converted or exercised, may impact dilution.  Although our unvested restricted shares qualify as participating securities, we do not include them in the computation of basic earnings (loss) per share under the two-class method in periods we report net losses, as the result would be anti-dilutive.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2012	2011	2012	2011
Basic earnings: net income (loss) attributable to common stockholders	$1,663	$(890)	$7,040	$1,510
Add: amounts attributable to common noncontrolling interests	—	—	—	37
Diluted earnings: net income (loss) available to common stockholders and unitholders	$1,663	$(890)	$7,040	$1,547
Denominator
Weighted average common shares outstanding	26,188	21,090	25,749	20,875
Weighted average unvested restricted stock outstanding	281	—	279	193
Basic weighted average common shares and unvested restricted stock outstanding	26,469	21,090	26,028	21,068
Add: dilutive securities	16	—	17	2,078
Diluted weighted average common shares and securities	26,485	21,090	26,045	23,146
Earnings (loss) per share available to common stockholders:
Basic	$0.06	$(0.04)	$0.27	$0.07
Diluted	$0.06	$(0.04)	$0.27	$0.07

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Stock options	57	78
Common OP units	2,070	—
A-1 preferred OP units	1,111	49
Aspen preferred OP units	526	526
Total securities	3,764	653

The figures above represent the total number of potentially dilutive securities, and do not necessarily reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of earnings per share available to common stockholders.

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

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of June 30, 2012.  The table presents the carrying values and fair values of our financial instruments as of June 30, 2012 and December 31, 2011 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Fair Value of Financial Instruments, continued

	June 30, 2012		December 31, 2011
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	15,034	15,034	13,417	13,417
Collateralized receivables, net	86,539	86,539	81,176	81,176
Financial liabilities
Derivative instruments	503	503	1,106	1,106
Long term debt (excluding secured borrowing)	1,199,087	1,188,927	1,186,509	1,175,261
Secured borrowing	87,069	87,069	81,682	81,682
Lines of credit	24,632	24,632	129,034	129,034

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

18.    Commitments and Contingencies

On June 4, 2010 we settled all of the claims arising out of the litigation filed in 2004 by TJ Holdings, LLC in the Superior Court of Guilford County, North Carolina and the associated arbitration proceeding commenced by TJ Holdings in Southfield, Michigan. Under the terms of the settlement agreement, in which neither party admitted any liability whatsoever, we paid TJ Holdings $360,000 . In addition, pursuant to this settlement, TJ Holdings’ percentage ownership interest in Sun/Forest, LLC will be increased on a one time basis, in the event of a sale or refinance of all of the SunChamp Properties, to between 9.03% and 28.99% depending on our average closing stock price as reported by the NYSE during the 30 days preceding the sale or refinance of all the SunChamp Properties. Once this percentage ownership interest has been adjusted, there will be no further adjustments from subsequent sales or refinances of the SunChamp Properties. The likelihood of a sale or refinancing of all of the SunChamp properties is not probable as these properties continue to see growth potential nor do we have a need to refinance all of the properties, so we do not expect it to have a material adverse impact on our results of operations or financial condition.

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of June 30, 2012, we owned and operated a portfolio of 162 properties located in 18 states (the “Properties” or “Property”), including 141 manufactured housing communities, 11 recreational vehicle communities, and 10 properties containing both manufactured housing and recreational vehicle sites. As of June 30, 2012, the Properties contained an aggregate of 55,921 developed sites comprised of 47,939 developed manufactured home sites and 7,982 recreational vehicle sites (“RV”) and approximately 6,450 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Six Months Ended June 30, 2012 and 2011”.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$61,507	$52,264	$9,243	17.7%
Property operating expenses:
Payroll and benefits	4,803	3,928	875	22.3%
Legal, taxes, & insurance	728	850	(122)	(14.4)%
Utilities	7,117	5,789	1,328	22.9%
Supplies and repair	3,141	2,293	848	37.0%
Other	1,379	1,134	245	21.6%
Real estate taxes	4,936	4,098	838	20.4%
Property operating expenses	22,104	18,092	4,012	22.2%
Real Property NOI	$39,403	$34,172	$5,231	15.3%

	As of June 30,
Other Information	2012	2011	Change
Number of properties	162	155	7
Developed sites	55,921	53,611	2,310
Occupied sites (1) (2)	45,101	43,336	1,765
Occupancy % (1)	86.8%	85.0%	1.8%
Weighted average monthly site rent - MH(3)	$427	$420	$7
Weighted average monthly site rent - Permanent RV (3)	$402	$425	$(23)
Sites available for development	6,451	6,237	214

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites and exclude seasonal RV sites.

(2)	Occupied sites include 394 sites acquired during 2011 and 193 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased by $5.2 million, from $34.2 million to $39.4 million or 15.3 percent. The growth in NOI is primarily due to $3.2 million from the newly acquired properties and $2.0 million from the same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended June 30, 2012 and 2011.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$51,071	$48,799	$2,272	4.7%
Property operating expenses:
Payroll and benefits	3,942	3,902	40	1.0%
Legal, taxes, & insurance	602	841	(239)	(28.4)%
Utilities	2,786	2,784	2	0.1%
Supplies and repair	2,643	2,283	360	15.8%
Other	1,208	1,121	87	7.8%
Real estate taxes	4,076	4,039	37	0.9%
Property operating expenses	15,257	14,970	287	1.9%
Real Property NOI	$35,814	$33,829	$1,985	5.9%

	As of June 30,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	47,782	47,677	105
Occupied sites (1)	39,663	38,928	735
Occupancy % (1) (2)	86.6%	84.5%	2.1%
Weighted average monthly rent per site - MH(3)	$432	$420	$12
Weighted average monthly rent per site - Permanent RV(3)	$434	$425	9
Sites available for development	5,255	5,439	(184)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupancy % excludes completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased by $2.0 million, from $33.8 million to $35.8 million or 5.9 percent. The growth in NOI is primarily due to increased revenues of $2.3 million slightly offset by a $0.3 million increase in expenses.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.2 million, from $48.8 million to $51.0 million, or 4.7 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $2.4 million due to average rental rate increases of 3.1 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.

Property operating expenses increased $0.3 million, from $15.0 million to $15.3 million, or 1.9 percent. Supplies and repairs increased by $0.4 million due to increased tree and lawn services, water system, road and pool repairs and community maintenance expenses. Other expenses increased $0.1 million primarily due to increased resident relations expenses. These increases were offset by decreased property and liability insurance expenses of $0.2 million.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2012 and 2011 (in thousands, except for certain items marked with *):

	Three Months Ended June 30,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$6,511	$5,427	$1,084	20.0%
Site rent from Rental Program (1)	9,482	7,745	1,737	22.4%
Rental Program revenue	15,993	13,172	2,821	21.4%
Expenses
Commissions	545	472	73	15.5%
Repairs and refurbishment	2,033	1,785	248	13.9%
Taxes and insurance	828	815	13	1.6%
Marketing and other	742	682	60	8.8%
Rental Program operating and maintenance	4,148	3,754	394	10.5%
Rental Program NOI	$11,845	$9,418	$2,427	25.8%
Other Information
Number of occupied rentals, end of period*	7,699	6,444	1,255	19.5%
Investment in occupied rental homes	$264,956	$213,602	$51,354	24.0%
Number of sold rental homes*	251	200	51	25.5%
Weighted average monthly rental rate*	$767	$747	$20	2.7%

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

Rental Program NOI increased $2.4 million from $9.4 million to $11.8 million or 25.8 percent due to increased revenues of $2.8 million, offset by increased expenses of $0.4 million. Revenues increased $2.8 million due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

Operating and maintenance expenses increased by $0.4 million from $3.8 million to $4.2 million or 10.5 percent. Commissions increased by $0.1 million and repairs costs on occupied home rentals increased by $0.2 million due to the increased number of homes in the Rental Program. Bad debt expense increased by $0.1 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2012 and 2011 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2012	2011	Change	% Change
New home sales	$1,312	$650	$662	> 100%
Pre-owned home sales	10,127	7,496	2,631	35.1%
Revenue from homes sales	11,439	8,146	3,293	40.4%
New home cost of sales	1,116	557	559	> 100%
Pre-owned home cost of sales	7,855	5,844	2,011	34.4%
Cost of home sales	8,971	6,401	2,570	40.1%
NOI / Gross profit	$2,468	$1,745	$723	41.4%

Gross profit – new homes	196	93	103	> 100%
Gross margin % – new homes	14.9%	14.3%	0.6%	4.2%
Gross profit – pre-owned homes	2,272	1,652	620	37.5%
Gross margin % – pre-owned homes	22.4%	22.0%	0.4%	1.8%

Statistical Information
Home sales volume:
New home sales	20	9	11	> 100%
Pre-owned home sales	437	353	84	23.8%
Total homes sold	457	362	95	26.2%

Home Sales NOI increased by $0.7 million, from $1.8 million to $2.5 million, or 41.4 percent due to increased gross profit from increased sales volume.

The gross profit on new home sales increased from $0.1 million to $0.2 million due to the increase in sales volume as shown above. The gross profit on pre-owned home sales increased from $1.7 million to $2.3 million due to increased margins and sales volumes.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $0.5 million, from $2.4 million to $2.9 million, or 20.8 percent.  This was primarily due to an increase in interest income of $0.2 million from collateralized receivables, a $0.2 million increase in interest from installment note receivables, and a $0.1 million decrease in loan loss reserve.

Real Property general and administrative costs increased by $0.4 million, from $4.8 million to $5.2 million, or 8.3 percent due to an increase in payroll expenses of $0.1 million due to severance payments , an increase in human resource expenses of $0.1 million, an increase in legal expenses of $0.1 million, and an increase of $0.1 million in other expenses related to travel and other miscellaneous expenses.

Home Sales and Rentals general and administrative costs increased by $0.3 million, from $1.9 million to $2.2 million, or 15.8 percent due to increased salary and commission costs.

Acquisition related costs decreased by $0.7 million. These costs have been incurred for both closed and potential acquisitions.

Depreciation and amortization costs increased by $2.9 million, from $18.1 million to $21.0 million, or 16.0 percent due to increased depreciation on investment property for use in our Rental Program of $1.2 million and increased other depreciation and amortization of $1.7 million primarily due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $1.6 million, from $16.0 million to $17.6 million, or 10.0 percent due to an increase in expense associated with our secured borrowing arrangements of $0.2 million, an increase of $1.8 million in our mortgage interest due to debt associated with the acquired properties (see Note 2) and a higher rate on our FNMA debt, offset by a decrease in interest on our lines of credit of $0.4 million.

Distributions from affiliates increased by $1.0 million, from $0.9 million to $1.9 million. We suspended equity accounting in 2010 as our investment balance is zero.  The income recorded in 2012 and 2011 is dividend income.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended June 30,
	2012	2011
Real Property NOI	$39,403	$34,172
Rental Program NOI	11,845	9,418
Home Sales NOI/Gross Profit	2,468	1,745
Site rent from Rental Program (included in Real Property NOI)	(9,482)	(7,745)
NOI/Gross profit	44,234	37,590
Adjustments to arrive at net income (loss):
Other revenues	2,922	2,425
General and administrative	(7,420)	(6,785)
Acquisition related costs	(423)	(1,151)
Depreciation and amortization	(21,067)	(18,121)
Interest expense	(17,614)	(16,054)
Provision for state income taxes	(53)	259
Distributions from affiliates, net	1,900	850
Net income (loss)	2,479	(987)
Less: preferred return to A-1 preferred OP units	579	51
Less: amounts attributable to noncontrolling interests	237	(148)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$1,663	$(890)

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$125,803	$106,100	$19,703	18.6%
Property operating expenses:
Payroll and benefits	9,314	7,720	1,594	20.6%
Legal, taxes, & insurance	1,432	1,551	(119)	(7.7)%
Utilities	14,513	12,091	2,422	20.0%
Supplies and repair	4,888	3,736	1,152	30.8%
Other	3,047	2,354	693	29.4%
Real estate taxes	9,808	8,213	1,595	19.4%
Property operating expenses	43,002	35,665	7,337	20.6%
Real Property NOI	$82,801	$70,435	$12,366	17.6%

	As of June 30,
Other Information	2012	2011	Change
Number of properties	162	155	7
Developed sites	55,921	53,611	2,310
Occupied sites (1) (2)	45,101	43,336	1,765
Occupancy % (1)	86.8%	85.0%	1.8%
Weighted average monthly site rent - MH(3)	$427	$420	$7
Weighted average monthly site rent - Permanent RV (3)	$402	$425	(23)
Sites available for development	6,451	6,237	214

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupied sites include 394 sites acquired during 2011 and 193 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased by $12.4 million, from $70.4 million to $82.8 million or 17.6 percent. The growth in NOI is primarily due to $7.8 million from the newly acquired properties and $4.6 million from the same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the six months ended June 30, 2012 and 2011.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$104,415	$99,463	$4,952	5.0%
Property operating expenses:
Payroll and benefits	7,749	7,693	56	0.7%
Legal, taxes, & insurance	1,185	1,542	(357)	(23.2)%
Utilities	5,770	5,915	(145)	(2.5)%
Supplies and repair	4,171	3,726	445	11.9%
Other	2,700	2,341	359	15.3%
Real estate taxes	8,124	8,154	(30)	(0.4)%
Property operating expenses	29,699	29,371	328	1.1%
Real Property NOI	$74,716	$70,092	$4,624	6.6%

	As of June 30,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	47,782	47,677	105
Occupied sites (1)	39,663	38,928	735
Occupancy % (1) (2)	86.6%	84.5%	2.1%
Weighted average monthly rent per site - MH(3)	$432	$420	$12
Weighted average monthly rent per site - Permanent RV(3)	$434	$425	9
Sites available for development	5,255	5,439	(184)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupancy % excludes completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased by $4.6 million, from $70.1 million to $74.7 million or 6.6 percent. The growth in NOI is primarily due to increased revenues of $4.9 million partially offset by a $0.3 million increase in expenses.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $4.9 million, from $99.5 million to $104.4 million, or 5.0 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased by $5.3 million due to average rental rate increases of 3.1 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, revenue realized on cable television royalties and utility income decreased by $0.3 million and $0.1 million respectively.

Property operating expenses increased $0.3 million, from $29.4 million to $29.7 million, or 1.1 percent. Supplies and repairs increased by $0.4 million due to increased lawn services, water and sewer system repairs, garage and shed repairs, and community maintenance expenses. Other expenses increased $0.4 million primarily due to increased meeting, office, and resident relations expenses . These increases were offset by decreased property insurance expenses of $0.4 million and decreased utilities expenses of $0.1 million.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2012 and 2011 (in thousands, except for certain items marked with *):

	Six Months Ended June 30,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$12,802	$10,757	$2,045	19.0%
Site rent from Rental Program (1)	18,527	15,317	3,210	21.0%
Rental Program revenue	31,329	26,074	5,255	20.2%
Expenses
Commissions	1,078	944	134	14.2%
Repairs and refurbishment	3,879	3,591	288	8.0%
Taxes and insurance	1,633	1,551	82	5.3%
Marketing and other	1,382	1,341	41	3.1%
Rental Program operating and maintenance	7,972	7,427	545	7.3%
Rental Program NOI	$23,357	$18,647	$4,710	25.3%
Other Information
Number of occupied rentals, end of period*	7,699	6,444	1,255	19.5%
Investment in occupied rental homes	$264,956	$213,602	$51,354	24.0%
Number of sold rental homes*	469	416	53	12.7%
Weighted average monthly rental rate*	$767	$747	$20	2.7%

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

Rental Program NOI increased $4.7 million from $18.7 million to $23.4 million, or 25.3 percent due to increased revenues of $5.3 million, offset by increased expenses of $0.6 million. Revenues increased $5.3 million primarily due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.6 million was due to several factors.  Commissions increased by $0.1 million due to increased number of new leases. Repairs costs on occupied home rentals increased by $0.3 million due to the increased number of homes in the Rental Program. Personal property and use taxes increased $0.2 million due to the additional homes in the program.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2012 and 2011 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2012	2011	Change	% Change
New home sales	$2,634	$731	$1,903	> 100%
Pre-owned home sales	18,418	15,650	2,768	17.7%
Revenue from homes sales	21,052	16,381	4,671	28.5%
New home cost of sales	2,271	605	1,666	> 100%
Pre-owned home cost of sales	14,473	12,287	2,186	17.8%
Cost of home sales	16,744	12,892	3,852	29.9%
NOI / Gross profit	$4,308	$3,489	$819	23.5%

Gross profit – new homes	363	126	237	> 100%
Gross margin % – new homes	13.8%	17.2%	(3.4)%	(19.8)%
Gross profit – pre-owned homes	3,945	3,363	582	17.3%
Gross margin % – pre-owned homes	21.4%	21.5%	(0.1)%	(0.5)%

Statistical Information
Home sales volume:
New home sales	38	10	28	> 100%
Pre-owned home sales	820	709	111	15.7%
Total homes sold	858	719	139	19.3%

Home Sales NOI increased by $0.8 million, from $3.5 million to $4.3 million, or 23.5 percent due to increased gross profit from increased sales volume.

Due to increased sales volume the gross profit on new home sales increased from $0.1 million to $0.4 million and the gross profit on pre-owned home sales increased from $3.4 million to $4.0 million.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased by $1.1 million, from $4.8 million to $5.9 million, or 22.9 percent.  This was primarily due to an increase in interest income of $0.5 million from collateralized receivables, a $0.2 million increase in interest income from installment note receivables, a $0.1 million increase from gain on sale of land, a $0.2 million decrease in loan loss reserve, and a $0.1 million increase in management fees and other miscellaneous income.

Real Property general and administrative costs increased by $0.9 million, from $9.3 million to $10.2 million, or 9.7 percent due to an increase in payroll expenses of $0.3 million due to severance payments, additional staff and increased wages, an increase in training and recruiting expenses of $0.1 million, an increase in legal expenses of $0.1 million, and an increase of $0.4 million in other expenses primarily related to travel expenses, software support and maintenance costs, licenses and dues and rent.

Home Sales and Rentals general and administrative costs increased by $0.5 million, from $3.9 million to $4.4 million, or 12.8 percent due to increased salary and commission costs.

Acquisition related costs decreased by $0.8 million.These costs have been incurred for both closed and potential acquisitions.

Depreciation and amortization costs increased by $6.1 million, from $34.8 million to $40.9 million, or 17.5 percent due to increased depreciation on investment property for use in our Rental Program of $2.4 million and increased other depreciation and amortization of $3.7 million primarily due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $3.0 million, from $32.3 million to $35.3 million, or 9.3 percent due to an increase in expense associated with our secured borrowing arrangements of $0.5 million, an increase of $3.2 million in our mortgage interest due to debt associated with the acquired properties (see Note 2) and a higher rate on our FNMA debt, offset by a decrease in interest on our lines of credit of $0.7 million.

Distributions from affiliates increased by $1.5 million, from $1.2 million to $2.7 million. We suspended equity accounting in 2010 as our investment balance is zero.  The income recorded in 2012 and 2011 is dividend income.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Six Months Ended June 30,
	2012	2011
Real Property NOI	$82,801	$70,435
Rental Program NOI	23,357	18,647
Home Sales NOI/Gross Profit	4,308	3,489
Site rent from Rental Program (included in Real Property NOI)	(18,527)	(15,317)
NOI/Gross profit	91,939	77,254
Adjustments to arrive at net income:
Other revenues	5,850	4,738
General and administrative	(14,687)	(13,236)
Acquisition related costs	(587)	(1,400)
Depreciation and amortization	(40,935)	(34,800)
Interest expense	(35,252)	(32,286)
Provision for state income taxes	(106)	128
Distributions from affiliates, net	2,650	1,200
Net income	8,872	1,598
Less: preferred return to A-1 preferred OP units	1,158	51
Less: amounts attributable to noncontrolling interests	674	37
Net income attributable to Sun Communities, Inc. common stockholders	$7,040	$1,510

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

The following table reconciles net income (loss) to FFO data for diluted purposes for the periods ended June 30, 2012, and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$1,663	$(890)	$7,040	$1,510
Adjustments:
Preferred return to A-1 preferred OP units	579	51	1,158	51
Amounts attributable to noncontrolling interests	237	(148)	674	37
Depreciation and amortization	21,318	18,448	41,433	35,467
Benefit for state income taxes (1)	—	(398)	—	(407)
Gain on disposition of assets, net	(1,101)	(710)	(1,897)	(1,518)
Funds from operations ("FFO")	$22,696	$16,353	$48,408	$35,140
Adjustments:
Acquisition related costs	423	1,151	587	1,400
Funds from operations excluding acquisition costs	$23,119	$17,504	$48,995	$36,540

Weighted average common shares outstanding:	26,469	21,090	26,028	21,068
Add:
OP Units	2,071	2,075	2,072	2,077
Restricted stock	—	238	—	—
Common stock issuable upon conversion of A-1 preferred OP units	1,111	98	1,111	49
Common stock issuable upon conversion of stock options	16	17	17	9
Weighted average common shares outstanding - fully diluted	29,667	23,518	29,228	23,203

Funds from operations per share - fully diluted	$0.77	$0.70	$1.66	$1.51
Funds from operations per share excluding acquisition costs - fully diluted	$0.78	$0.74	$1.68	$1.57

(1)	The state income tax benefit for the period ended June 30, 2011 represents the reversal of the Michigan Business Tax expense previously excluded from FFO in a prior period.

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

During the six months ended June 30, 2012, we have invested $29.8 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2012 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Cash and cash equivalents decreased by $1.4 million from $5.9 million as of December 31, 2011, to $4.5 million as of June 30, 2012. Net cash provided by operating activities from continuing operations increased by $14.4 million from $29.1 million for the six months ended June 30, 2011 to $43.5 million for the six months ended June 30, 2012.

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

We have a secured revolving line of credit facility with a maximum borrowing capacity of $130.0 million, subject to certain borrowing base calculations. As of June 30, 2012, we had an outstanding balance on the line of credit of $20.1 million. The outstanding balance on the line of credit as of December 31, 2011 was $107.5 million. $4.0 million of availability was used to back standby letters of credit as of June 30, 2012 and December 31, 2011. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  As of June 30, 2012, $105.9 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2012, the highest balance on the line of credit was $107.5 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion, subject to certain conditions. Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of June 30, 2012. The most limiting covenants contained in the line of credit are the maximum leverage ratio and minimum fixed charge coverage ratios. The maximum leverage ratio covenant requires that total indebtedness be no more than 70 percent of total asset value as defined in the terms of the line of credit agreement.  The minimum fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of June 30, 2012, the leverage ratio was 57.1% and the fixed charge coverage ratio was 1.93:1.

SUN COMMUNITIES, INC.

Although the U.S. economy has started to recover from the global financial crisis and recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth over the next year have been downsized, due in large part to the recent turbulence in the US and global markets. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but the turbulence in the markets cause capital markets and credit availability to wax and wane unpredictably making certainty of access to specific forms of capital products tenuous. For us, this is the most relevant consequence of financial market volatility. We believe this risk is somewhat mitigated because we are able to utilize various forms of capital to fund our operations making availability to one specific form of capital less vital and have adequate working capital provided by operating activities as noted above. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 33 unencumbered properties with an estimated market value of $249.9 million, most of which support the borrowing base for our $130.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2011 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.
As of June 30, 2012, our debt to total market capitalization approximated 50.9 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt has a weighted average maturity of approximately 6.9 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the six months ended June 30, 2012 and 2011 included recurring capital expenditures of $3.6 million and $2.9 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2012.

Net cash used in investing activities was $87.1 million for the six months ended June 30, 2012, compared to $87.4 million for the six months ended June 30, 2011. The difference is primarily due to decreased acquisitions of $26.4 million (see Note 2) and an increase in proceeds from affiliate dividend distribution of $1.4 million, offset by a decrease in proceeds from the disposition of homes and assets of $0.9 million, an increase in notes receivable of $5.2 million, and increased investment in property of $21.4 million, largely due to homes purchased for the Rental Program primarily in the acquired communities and expansion projects.

Net cash provided by financing activities was $42.3 million for the six months ended June 30, 2012, compared to of $53.9 million for the six months ended June 30, 2011. The difference is due to decreased net borrowings on the line of credit of $98.2 million, decreased proceeds from issuance of other debt net of repayments on other debt of $19.2 million, increased distributions to our stockholders and OP unitholders of $5.2 million and decreased net proceeds for stock option exercise of $0.5 million partially offset by increased net proceeds received from the issuance of additional shares of $110.2 million and decreased payments of deferred financing costs of $1.3 million.

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

We have four derivative contracts consisting of two interest rate swap agreements with a total notional amount of $45.0 million, and two interest rate cap agreements with a notional amount of $162.4 million as of June 30, 2012. The first swap agreement fixes $25.0 million of variable rate borrowings at 6.57 percent through July 2012. Subsequent to June 30, 2012, this swap matured and was not replaced.  The second swap agreement fixes $20.0 million of variable rate borrowings at 4.02 percent through January 2014. The first interest cap agreement has a cap rate of 11.27 percent, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest cap agreement has a cap rate of 11.02 percent, a notional amount of $10.0 million through October 2016.

Our remaining variable rate debt totals $242.3 million and $265.6 million as of June 30, 2012 and 2011, respectively, which bear interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent during the six months ended June 30, 2012 and 2011, we believe our interest expense would have increased or decreased by approximately $1.2 million based on the $237.5 million and $231.9 million average balances outstanding under our variable rate debt facilities for the six months ended June 30, 2012 and 2011.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2012.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 2,000 units to common stock during the six months ended June 30, 2012.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
4.1	Form of Senior Indenture	(1)
4.2	Form of Subordinated Indenture	(1)
10.1	First Amended and Restated 2004 Non Employee Director Plan#	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101(4)	The following Sun Communities, Inc. financial information for the quarter ended June 30 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(3)

(1)	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3 filed May 10, 2012.

(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012

(3)	Filed herewith.

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

ons.
#    Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 26, 2012	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
4.1	Form of Senior Indenture	(1)
4.2	Form of Subordinated Indenture	(1)
10.1	First Amended and Restated 2004 Non Employee Director Plan	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101(4)	The following Sun Communities, Inc. financial information for the quarter ended June 30 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(3)

(1)	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3 filed May 10, 2012.

(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012

(3)	Filed herewith.

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

ons.
# Management contract or compensatory plan or arrangement.