Form 10-Q
period 2012-09-30
SUN COMMUNITIES INC
filed 2012-10-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2012:  29,733,864

SUN COMMUNITIES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In thousands, except per share amounts)

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Investment property, net	$1,278,127	$1,196,606
Cash and cash equivalents	38,724	5,857
Inventory of manufactured homes	5,672	5,832
Notes and other receivables	128,178	114,884
Other assets	50,525	44,795
TOTAL ASSETS	$1,501,226	$1,367,974
LIABILITIES
Debt	$1,268,672	$1,268,191
Lines of credit	2,988	129,034
Other liabilities	76,749	71,404
TOTAL LIABILITIES	$1,348,409	$1,468,629
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 90,000 shares authorized (September 30, 2012 and December 31, 2011, 31,536 and 23,612 shares issued, respectively)	315	236
Additional paid-in capital	857,809	555,981
Accumulated other comprehensive loss	(696)	(1,273)
Distributions in excess of accumulated earnings	(663,579)	(617,953)
Treasury stock, at cost (September 30, 2012 and December 31, 2011, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' equity (deficit)	130,249	(126,609)
Noncontrolling interests:
A-1 preferred OP units	45,548	45,548
Common OP units	(22,980)	(19,594)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	152,817	(100,655)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,501,226	$1,367,974

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Income from real property	$63,015	$58,251	188,818	164,351
Revenue from home sales	10,461	8,115	31,513	24,496
Rental home revenue	6,712	5,650	19,514	16,407
Ancillary revenues, net	(6)	31	349	434
Interest	2,847	2,430	7,907	6,789
Other income, net	95	246	530	222
Total revenues	83,124	74,723	248,631	212,699
COSTS AND EXPENSES
Property operating and maintenance	18,067	16,354	51,261	43,806
Real estate taxes	4,933	4,504	14,741	12,717
Cost of home sales	7,791	6,357	24,535	19,249
Rental home operating and maintenance	5,118	4,253	13,090	11,680
General and administrative - real property	5,165	5,138	15,405	14,449
General and administrative - home sales and rentals	2,011	2,109	6,458	6,034
Acquisition related costs	847	121	1,434	1,521
Depreciation and amortization	22,092	18,748	63,027	53,548
Interest	17,066	16,626	50,644	47,257
Interest on mandatorily redeemable debt	825	834	2,499	2,489
Total expenses	83,915	75,044	243,094	212,750
Income (loss) before income taxes and distributions from affiliates	(791)	(321)	5,537	(51)
Provision for state income taxes	(84)	(150)	(190)	(22)
Distributions from affiliate	600	450	3,250	1,650
Net income (loss)	(275)	(21)	8,597	1,577
Less: Preferred return to A-1 preferred OP units	586	585	1,744	636
Less: Amounts attributable to noncontrolling interests	(211)	(233)	463	(196)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(650)	$(373)	6,390	1,137
Weighted average common shares outstanding:
Basic	26,938	21,366	26,427	21,260
Diluted	26,938	21,366	26,444	23,343
Earnings (loss) per share:
Basic	$(0.02)	$(0.02)	$0.24	$0.05
Diluted	$(0.02)	$(0.02)	$0.24	$0.05

Dividends per common share:	$0.63	$0.63	$1.89	$1.89

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(275)	$(21)	$8,597	$1,577
Unrealized gain on interest rate swaps	44	222	643	644
Total comprehensive income (loss)	(231)	201	9,240	2,221
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(206)	(212)	529	(137)
Comprehensive income (loss) attributable to Sun Communities, Inc. common stockholders	$(25)	$413	$8,711	$2,358

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(In thousands)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Total Sun Communities Stockholders' Equity (Deficit)	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2011	$236	$555,981	$(1,273)	$(617,953)	$(63,600)	$(126,609)	$25,954	$(100,655)
Issuance of common stock from exercise of options, net	—	149	—	—	—	149	—	149
Issuance and associated costs of common stock, net	79	300,714	—	—	—	300,793	—	300,793
Share-based compensation - amortization and forfeitures	—	965	—	67	—	1,032	—	1,032
Net income	—	—	—	6,390	—	6,390	463	6,853
Unrealized gain on interest rate swaps	—	—	577	—	—	577	66	643
Cash distributions	—	—	—	(47,269)	—	(47,269)	(3,915)	(51,184)
Distributions declared	—	—	—	(4,814)	—	(4,814)	—	(4,814)
Balance as of September 30, 2012	$315	$857,809	$(696)	$(663,579)	$(63,600)	$130,249	$22,568	$152,817

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$8,597	$1,577
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from land disposition	(87)	—
Gain on valuation of derivative instruments	(4)	(7)
Stock compensation expense	1,070	1,273
Depreciation and amortization	61,144	52,819
Amortization of deferred financing costs	1,252	1,289
Distributions from affiliate	(3,250)	(1,650)
Change in notes receivable from financed sales of inventory homes, net of repayments	(6,466)	(3,876)
Change in inventory, other assets and other receivables, net	1,892	(6,652)
Change in accounts payable and other liabilities	(6,221)	(313)
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,927	44,460
INVESTING ACTIVITIES:
Investment in properties	(90,331)	(61,725)
Acquisitions	(59,734)	(51,503)
Proceeds related to affiliate dividend distribution	3,250	1,650
Proceeds related to disposition of land	172	—
Proceeds related to disposition of assets and depreciated homes, net	1,355	2,530
Increase in notes receivable, net	(6,054)	(555)
NET CASH USED IN INVESTING ACTIVITIES	(151,342)	(109,603)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	300,793	54,733
Net proceeds from stock option exercise	149	716
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(52,928)	(44,470)
Borrowings on lines of credit	149,511	150,018
Payments on lines of credit	(275,557)	(140,212)
Proceeds from issuance of other debt	83,427	177,459
Payments on other debt	(77,804)	(133,484)
Payments for deferred financing costs	(1,309)	(3,296)
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,282	61,464
Net increase (decrease) in cash and cash equivalents	32,867	(3,679)
Cash and cash equivalents, beginning of period	5,857	8,420
Cash and cash equivalents, end of period	$38,724	$4,741
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$42,834	$41,496
Cash paid for interest on mandatorily redeemable debt	$2,499	$2,491
Cash paid for state income taxes	$320	$539
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$643	$644
Reduction in secured borrowing balance	$9,246	$7,853
Change in dividends declared and outstanding	$4,814	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - A-1 preferred OP units issued	$—	$45,548
Acquisitions - debt assumed	$4,104	$52,398
Acquisitions - other liabilities	$—	$1,343

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

These unaudited interim Consolidated Financial Statements of Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned  and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 23, 2012, as amended on March 23, 2012 (the “2011 Annual Report”).

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

2.      Real Estate Acquisitions

2012 Activity:
In February 2012, we acquired Three Lakes RV Resort, Blueberry Hill RV Resort and Grand Lake Estates (collectively, the “Additional Florida Properties”), one of which is located in Hudson, Florida, one of which is located in Bushnell, Florida and one of which is located in Orange Lake, Florida, comprised of 1,114 RV sites in the aggregate.

In July 2012, we acquired Texas Blazing Star RV, Ltd ("Blazing Star"), a recreational vehicle community with 260 sites located in San Antonio, Texas.

In July 2012, we also acquired Northville Crossing Venture L.L.C.("Northville Crossing"), a manufacturing housing community with 756 sites located in Northville, Michigan.
Subsequent to quarter end on October 22, 2012 we acquired Rainbow RV Resort, an RV community, with approximately 500 sites located in Frostproof, Florida for a purchase price of $8.5 million of cash.
Also subsequent to quarter end, on October 3, 2012 we entered into a contribution agreement with Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC to purchase four manufactured home communities(the "Rudgate Acquisition Properties") with approximately 1,996 sites located in southeast Michigan for a purchase price of $70.8 million, subject to certain adjustments, comprised of approximately $15.5 million in assumed debt and $55.3 million in cash. We also entered into a commitment letter with Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C. to provide a mezzanine loan on two manufactured home communities (the "Rudgate Managed Properties") located in southeast Michigan with approximately 1,598 sites. The mezzanine loan will be for an amount equal to the difference between $60.7 million and the amount of the net proceeds received by the borrowers upon the closing of the senior loan from a third party, plus certain closing costs. The amount of the mezzanine loan is estimated to be approximately $14.8 million. The unpaid principal owing under the mezzanine loan will bear interest at a rate of 24% per annum and the minimum cash payment rate on the accrued interest will be 2% per annum. Interest will be payable monthly. Interest that accrues but is not paid currently will be paid-in-kind under a separate note. All principal and interest due under the mezzanine loan will be due on the tenth anniversary of the closing. The mezzanine loan will be non-recourse to the borrowers, subject to certain carveouts, and may not be prepaid for seven years, and then only is prepayable upon the payment of certain fees. The closing of these transactions is subject to the consent of the holder of the debt to be assumed, the closing of the senior loan and the satisfaction of customary closing conditions. If these contingencies are satisfied, we expect these transactions to close no later than November 15, 2012. We anticipate we will consolidate all of these properties as variable interest entities.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

Subsequent to quarter end on October 22, 2012, we entered into a Limited Liability Company Interests Assignment Agreement with PCGRV, LLC and Keith Amigos, Inc. (collectively the “Sellers”). Under this agreement, the Sellers will sell to us 100% of the membership interests of a limited liability company that owns a manufactured housing and recreational vehicle community located in Casa Grande, Arizona. The community contains 283 manufactured home sites, 1,580 recreational vehicle sites and expansion potential of approximately 550 manufactured housing or 990 recreational vehicle sites. The aggregate purchase price for the community is $85.4 million, including the indirect assumption of approximately $42.0 million in mortgage debt secured by the community with the remainder to be paid in cash, subject to certain prorations and adjustments. In addition to paying the purchase price, at the closing we will pay the Sellers $2.6 million to reimburse them for certain construction costs the Sellers incurred in connection with the development of the community. At the closing, we will acquire all of the manufactured homes located in the community that are owned by an affiliate of the Sellers. The purchase price for these homes will be paid in cash and will be equal to $0.8 million, subject to certain adjustments, plus the amount necessary to pay off the floorplan financing on certain of the homes. The closing of the acquisition is subject to the consent of the holder of the debt to be assumed and the satisfaction of customary closing conditions.  If these contingencies are satisfied, we expect the acquisition to close no later than December 31, 2012.

2011 Activity:
In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida RV community comprising 525 developed sites located in Orange City, Florida.

In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprised of 17 manufactured home communities and one recreational vehicle community.  The 18 acquired communities are located in western Michigan and comprised of 5,434 developed sites.

In November 2011, we acquired Cider Mill Crossings (“Cider Mill”), a Michigan manufactured home community with 262 developed sites through an auction. Cider Mill is located in Fenton, Michigan.

In December 2011, we acquired three Florida RV communities, Club Naples RV Resort, Kountree RV Resort, and North Lake RV Resort (collectively the “Florida Properties”), two of which are in Naples, Florida and one of which is in Moore Haven, Florida, comprised of 740 developed sites.

Acquisition related costs of approximately $1.4 million and $1.5 million have been incurred for the nine months ended September 30, 2012 and 2011, respectively, and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

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

The purchase price allocations for Cider Mill, the Florida Properties, the Additional Florida Properties, Blazing Star, and Northville Crossing is preliminary and may be adjusted as final costs and final valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the acquisitions above (in thousands):

At Acquisition Date	Kentland	Orange City	Cider Mill	Florida Properties	Addtl Florida Properties	Blazing Star	Northville Crossing	Total
Investment in property	$131,228	$6,460	$2,088	$24,027	$25,384	$6,913	$30,814	$226,914
Inventory of manufactured homes	1,150	—	—	36	112	220	187	1,705
Notes	3,542	—	—	—	—	—	1,169	4,711
In-place leases	9,200	10	—	190	180	—	260	9,840
Other assets	1,269	—	—	97	—	193	—	1,559
Other liabilities	(2,067)	—	(1,678)	(1,237)	(1,194)	(179)	(221)	(6,576)
Assumed debt	(52,398)	—	—	—	—	(4,104)	—	(56,502)

Total identifiable assets and liabilities assumed	$91,924	$6,470	$410	$23,113	$24,482	$3,043	$32,209	$181,651

Consideration

Cash (1)	$27,383	$2,533	$410	$6,113	$24,482	$3,043	$32,209	$96,173
A-1 preferred OP units	45,548	—	—	—	—	—	—	45,548
New debt proceeds	18,993	3,937	—	17,000	—	—	—	39,930

Fair value of total consideration transferred	$91,924	$6,470	$410	$23,113	$24,482	$3.043	$32,209	$181,651

(1) Subsequent to the acquisition, on March 30, 2012, the Additional Florida Properties were encumbered with a $19.0 million loan through Bank of America and The PrivateBank. On September 28, 2012, Northville Crossing was encumbered with a $21.7 million loan through PNC Bank, National Association. (See Note 8)

As of September 30, 2012, the total residual value of the acquired in-place leases above is $8.2 million. The amortization period is 7 years.

The results of operations of the acquisitions detailed above are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma financial information presents the results of our operations for the nine months ended September 30, 2012 and 2011 as if the properties were acquired on January 1, 2010 for those communities acquired in 2011 and January 1, 2011 for those that were acquired in 2012. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Nine Months Ended September 30,
	(unaudited)
	2012	2011
Total revenues	$251,702	$233,617
Net income attributable to Sun Communities, Inc. shareholders	7,675	6,387
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.29	0.30
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.29	0.30

(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) The sellers had management fees of $0.8 million for the nine months ended September 30, 2011 that have been excluded from above as these fees will not continue going forward.
(b) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2012 and included in 2011 for acquisitions completed in 2012, and excluded from 2011 and included in 2010 for acquisitions completed in 2011.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The amount of revenue and net income included in the Consolidated Statements of Operations for the nine months ended September 30, 2012 for the acquisitions detailed above is set forth in the following table (in thousands):

	Revenue	Net Income
Nine Months Ended September 30, 2012	$25,624	$2,566

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	September 30, 2012	December 31, 2011
Land	$156,361	$140,230
Land improvements and buildings	1,406,738	1,342,325
Rental homes and improvements	287,985	246,245
Furniture, fixtures, and equipment	43,768	41,172
Land held for future development	24,727	24,633
Investment property	1,919,579	1,794,605
Accumulated depreciation	(641,452)	(597,999)
Investment property, net	$1,278,127	$1,196,606

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2 for details on recent acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2012 under which we received a total of $18.6 million of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 8) within the Consolidated Balance Sheets. The balance of the collateralized receivables was $90.5 million (net of allowance of $0.5 million ) and $81.2 million (net of allowance of $0.5 million) as of September 30, 2012 and December 31, 2011, respectively.  The outstanding balance on the secured borrowing was $91.1 million and $81.7 million as of September 30, 2012 and December 31, 2011, respectively.

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

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Beginning balance	$81,682	$71,278
Financed sales of manufactured homes	18,634	21,509
Principal payments and payoffs from our customers	(4,148)	(4,425)
Principal reduction from repurchased homes	(5,099)	(6,680)
Total activity	9,387	10,404
Ending balance	$91,069	$81,682

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $6.8 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2012	December 31, 2011
Installment notes receivable on manufactured homes, net	$17,505	$13,417
Collateralized receivables, net (see Note 4)	90,538	81,176
Other receivables, net	20,135	20,291
Total notes and other receivables	$128,178	$114,884

Installment Notes Receivable on Manufactured Homes

The installment notes of $17.5 million (net of allowance of $0.1 million) and $13.4 million (net of allowance of $0.1 million) as of September 30, 2012 and December 31, 2011, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. This also includes the notes receivable that were purchased in the Kentland and Northville acquisitions. See Note 2 for more information. The notes have a net weighted average interest rate and maturity of 8.5 percent and 11.4 years as of September 30, 2012, and 7.9 percent and 10.3 years as of December 31, 2011.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Beginning balance	$13,545	$9,466
Financed sales of manufactured homes	4,951	3,362
Acquired notes (see Note 2)	1,169	3,542
Principal payments and payoffs from our customers	(1,601)	(1,728)
Principal reduction from repossessed homes	(474)	(1,097)
Total activity	4,045	4,079
Ending balance	$17,590	$13,545

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $90.5 million (net of allowance of $0.5 million) and $81.2 million(net of allowance of $0.5 million ) as of September 30, 2012 and December 31, 2011, respectively.  The receivables have a net weighted average interest rate and maturity of 11.1 percent and 13.1 years as of September 30, 2012, and 11.2 percent and 13.2 years as of December 31, 2011.

Allowance for Losses for Collateralized and Installment Notes Receivable

The allowance for losses for collateralized and installment notes receivable was $0.6 million as of September 30, 2012 and December 31, 2011.

	Nine Months Ended	Year Ended
	September 30, 2012	December 31, 2011
Beginning balance	$(635)	$(303)
Lower of cost or market write-downs	139	84
Increase to reserve balance	(120)	(416)
Total activity	19	(332)
Ending balance	$(616)	$(635)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of September 30, 2012 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.3 million (net of allowance of $0.4 million), home sale proceeds of $4.4 million, insurance receivables of $1.3 million, insurance settlement of $3.7 million, rebates and other receivables of $2.4 million and a note receivable of $5.0 million. The note, which was loaned to the principals of the Florida Properties, bears interest at LIBOR plus 475 basis points, matures on January 31, 2013 and is secured by all of the equity interests in entities that own four RV communities. As of December 31, 2011 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.0 million (net of allowance of $0.4 million), home sale proceeds of $3.3 million, insurance receivables of $0.8 million, rebates receivable in association of FNMA agreement of $4.9 million, insurance settlement of $3.7 million, note receivable related to Kentland acquisition of $0.9 million (see Note 2), and rebates and other receivables of $3.7 million.

6.	Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the Consolidated Balance Sheets. They are amortized over a seven year amortization period. The gross carrying amount is $24.3 million and $25.3 million at September 30, 2012 and December 31, 2011, respectively. The accumulated amortization is $10.9 million and $10.8 million at September 30, 2012 and December 31, 2011, respectively. Aggregate net amortization expense related to intangible assets was $0.7 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively. Aggregate net amortization expense related to intangible assets was $2.4 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively.

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At September 30, 2012 and 2011, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividend distributions on our investment.  Per Origen's earnings release dated June 5, 2012, the dividend payment was funded through normal operations and the proceeds from the termination of their interest rate swap. Our investment in Origen had a market value of approximately $6.5 million based on a quoted market closing price of $1.30 per share from the “OTC Pink Marketplace” as of September 28, 2012.

The unaudited revenue and expense amounts in the table below represent actual results through August 2012 and budgeted September 2012 results.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2012	2011	2012	2011
Revenues	$14,228	$16,649	$50,608	$51,215
Expenses	(16,619)	(19,028)	(52,427)	(59,891)
Net loss	$(2,391)	$(2,379)	$(1,819)	$(8,676)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Collateralized term loans - CMBS	$648,761	$629,229	4.5	5.0	5.4%	5.5%
Collateralized term loans - FNMA	371,034	364,581	10.6	11.3	3.8%	3.6%
Aspen and Series B-3 preferred OP Units	47,822	48,822	8.6	9.2	6.9%	6.9%
Secured borrowing (see Note 4)	91,069	81,682	13.0	13.2	11.1%	11.2%
Mortgage notes, other	109,986	143,877	3.7	3.2	4.0%	3.8%
Total debt	$1,268,672	$1,268,191	7.0	7.3	5.3%	5.2%

Collateralized Term Loans

In July 2012, we assumed a collateralized mortgage backed security "CMBS" agreement with a principal balance of $4.1 million, as a result of the Blazing Star acquisition (See Note 2 for acquisition details), which has a weighted average maturity of 3.2 years and bears an interest rate of 5.64%.

In September 2012, we completed a secured debt agreement with PNC Bank, National Association for $21.7 million bearing an interest rate of 3.89% and a maturity date of October 1, 2022. This loan is secured by the newly acquired Northville Crossing property (See Note 2 for acquisition details).

In March, 2011, we completed a CMBS financing with JPMorgan Chase Bank, National Association for $115.0 million bearing an interest rate of 5.837% and a maturity date of March 1, 2021. This loan is secured by 11 properties. The loan refinanced $104.8 million of CMBS debt which was scheduled to mature in July 2011 and was collateralized using the same property pool.

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

The collateralized term loans totaling $1.0 billion as of September 30, 2012, are secured by 98 properties comprised of 35,928 sites representing approximately $607.4 million of net book value.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit, continued

Mortgage Notes

In March 2012, we paid off $2.7 million mortgage agreement secured by a manufactured housing community in Belmont, Michigan which was due to mature on April 1, 2012.

In June 2012, we completed a variable refinancing agreement with Bank of America N.A., for $14.1 million. This debt bears an interest rate of LIBOR plus a 2.0% margin (effective rate at September 30, 2012 was 2.22%) and has a maturity of September 1, 2016, assuming the election of the two successive one-year extensions. The loan is secured by two properties and refinanced $14.0 million of debt which matured in June 2012.

In September 2012, we paid off approximately $25.0 million mortgage agreement secured by four properties which was due to mature on June 20, 2013.

In June 2011, we assumed secured debt with a principal balance of $52.4 million, as a result of the Kentland acquisition (see Note 2). This secured debt was recorded at fair value on the date of the acquisition which was equal to the assumed principal balance. This debt is secured by 12 properties. The weighted average maturity is 3.7 years and the weighted average annual variable interest rate of 5.61%.

In June 2011, we entered into a $22.9 million variable financing agreement with Bank of America N.A., to fund the Kentland and Orange City acquisitions (see Note 2). The debt was collateralized by six properties – five Kentland properties and Orange City.

On February 1, 2012, we paid off $4.5 million of this agreement which was collateralized by Orange City. In September 2012, we paid off the remaining approximately $18.1 million mortgage agreement which was due to mature on June 1, 2015.

In December 2011, we entered into a $17.0 million variable financing agreement with Bank of America, N.A. and The Private Bank. In March 2012, we amended and restated the variable financing agreement with Bank of America, N.A. and The PrivateBank which added an additional $19.0 million , the "36.0 Million Facility." The debt is collateralized by all six of the properties acquired in the Florida Properties and Additional Florida Properties acquisitions (see Note 2). The weighted average maturity is 4.2 years with the weighted average annual variable interest rate of 2.72%. As of June 30, 2012, we were not in compliance with the debt service coverage ratio due to our subsidiaries that own the Florida Properties and the Additional Florida Properties. This non-compliance did not result in an Event of Default under the $36.0 Million Facility. On October 4, 2012, we entered into a loan modification agreement with the lenders, pursuant to which the lenders waived compliance with the debt service coverage ratio covenant through December 31, 2012 and modified the covenant for the quarter ending March 31, 2013.  As a condition to the loan modification, until we are in compliance with the debt service coverage ratio covenant for three consecutive quarters, the Operating Partnership agreed to remove the limitation on their guaranty and to provide full guaranty of repayment of the indebtedness. On October 4, 2012, pursuant to the loan modification agreement, we also paid down $6.0 million of the outstanding principal of the $36.0 Million Facility.

The mortgage notes totaling $110.0 million as of September 30, 2012, are collateralized by 22 properties comprised of 6,112 sites representing approximately $191.6 million of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit, continued

Lines of Credit

In September 2011, we entered into a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $130.0 million (the "Facility"), which replaced our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties. The Facility has a built-in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion. The Facility matures on October 1, 2015, assuming the election of the extension. The Facility bears interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our calculation of the leverage ratio as of September 30, 2012, the margin is 2.25% . The outstanding balance on the line of credit was zero and $107.5 million as of September 30, 2012 and December 31, 2011, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, $126.0 million and $18.5 million, respectively, were available to be drawn under the facility based on the calculation of the borrowing base at each date.

We have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance. The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term. The interest rate is Prime plus 200 basis points with a minimum rate of 5.5 percent. At September 30, 2012, the effective interest rate is 5.5 percent. Prime shall mean the prime rate published in the Wall Street Journal adjusted the first day of each calendar month. The outstanding balance was zero as of September 30, 2012. The outstanding balance was $16.0 million as of December 31, 2011.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us 12 month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of Prime or 6.0 percent (effective rate 7.0 percent at September 30, 2012).  Prime means the prevailing “prime rate” as quoted in the Wall Street Journal on the first business day of each month. The outstanding balance was $3.0 million and $5.5 million as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Oct 2012 - Dec 2012	2013	2014	2015	2016	After 5 years
Lines of credit	$2,988	$—	$2,988	$—	$—	$—	$—
Mortgage loans payable:
Maturities	980,248	—	9,241	185,754	3,834	312,585	468,834
Principal amortization	149,533	4,376	17,978	17,943	17,579	16,070	75,587
Aspen and Series B-3 preferred OP units	47,822	3,670	4,145	4,225	—	—	35,782
Secured borrowing	91,069	963	4,068	4,466	4,945	5,479	71,148
Total	$1,271,660	$9,009	$38,420	$212,388	$26,358	$334,134	$651,351

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of September 30, 2012, we were in compliance with all covenants.

9.      Equity Transactions

In January 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share. The net proceeds from the offering were $156.0 million after deducting the expenses related to the offering. The net proceeds of the offering were used to repay $123.5 million of outstanding debt, to fund $25.0 million of the purchase price of the Additional Florida Properties (See Note 2 for additional information), which were subsequently encumbered with a loan of $19.0 million and the remainder of the proceeds were used for general corporate purpose.

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
On May 10, 2012 we entered into an "at-the-market" sales agreement with BMO Capital Markets Corp and Liquidnet Inc. to issue and sell shares of common stock from time to time. The current authorization allows for the sale of our common stock up to an aggregate amount of $100 million. There were 252,833 shares of common stock sold through September 30, 2012. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $46.07 and we received net proceeds of approximately $11.5 million.  The proceeds were used to pay down our line of credit.
In September 2012, we closed an underwritten registered public offering of 3,000,000 shares of common stock at a price of $44.06 per share. The net proceeds from the offering were $132.0 million after deducting the underwriting discounts and expenses related to the offering. We used the net proceeds of the offering to repay $78.0 million of our senior secured revolving credit facility and we used $43.1 million to repay single mortgages secured by nine communities. We expect to use any remaining net proceeds of the offering to fund potential future acquisitions of properties and for working capital and general corporate purposes.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2012 or 2011.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During the nine months ended September 30, 2012 and 2011, holders of Common OP Units converted 2,000 and 10,249 units, respectively to common stock.

Under our previous shelf registration statement on Form S-3 we had an "at-the-market" sales agreement to issue and sell shares of common stock. We issued 40,524 shares of common stock from January 1, 2012 through May 9, 2012, when the sales agreement was terminated.  The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $37.22 and we received net proceeds of approximately $1.5 million.  The proceeds were used to pay down our line of credit.

On August 6, 2010, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with REIT Opportunity, Ltd. (“REIT Ltd.”), which provides that, upon the terms and subject to the conditions set forth in the Purchase Agreement, REIT Ltd. is committed to purchase up to the lesser of $100 million of our common stock, or 3,889,493 shares of our common stock, which is equal to one share less than twenty percent of our issued and outstanding shares of common stock on the effective date of the Purchase Agreement.  In January, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit. The Purchase Agreement expired September 1, 2012.

In June 2011, we issued $45.5 million of Series A-1 preferred operating partnership (“A-1 preferred OP”) units as a result of the Kentland acquisition (see Note 2).  A-1 preferred OP unit holders can convert the A-1 preferred OP units into shares of common stock at any time after December 31, 2013 based on a conversion price of $41 per share with $100 par value.  These A-1 preferred OP units are convertible, but not redeemable.  The A-1 preferred OP unit holders receive a preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.

In August 2011, we discovered that we did not register with the SEC shares of our common stock purchased in the open market by our 401(k) plan for the benefit of participants in the plan.  We eliminated the option to purchase our common stock in the plan in September 2011 and the last purchase made through the plan was on September 16, 2011. As disclosed in our prior SEC filings, we considered filing a registration statement on Form S-3 offering to rescind the purchase of shares of our common stock by persons who acquired such shares through our 401(k) plan from September 16, 2010 through September 16, 2011. During that period, the plan purchased a total of 3,301 shares of our common stock for the benefit of a total of 85 participants. We determined that our potential liability, if any, with respect to shares of our common stock purchased during the applicable period was not material to us. Based on this and the expense of conducting a rescission offer, we determined not to conduct a rescission offer.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Equity Transactions, continued

Cash dividends of $0.63 per share were declared for the quarter ended September 30, 2012. On October 19, 2012 cash payments of approximately $20.0 million for aggregate dividends, distributions and dividend equivalents were made to common stockholders, common OP unitholders, and restricted stockholders of record as of October 10, 2012.

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

In July 2012, we granted 9,600 shares of restricted stock to our directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on July 19, 2015, and upon grant had a fair value of $46.30 per share. The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

During the nine months ended September 30, 2012, 7,678 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 8,750 restricted shares granted to our employees were satisfied during the nine months ended September 30, 2012.

11.      Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Brokerage commissions	$147	$102	$476	$396
Other income (loss), net	(52)	144	54	(174)
Total other income (loss), net	$95	$246	$530	$222

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Seasonal RV revenue is included in Real Property Operations’ revenues and is approximately $9.8 million annually. This seasonal revenue is recognized 46% in the first quarter, 13% in the second, 13% in the third quarter and 28% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$63,015	$17,173	$80,188	$58,251	$13,765	$72,016
Operating expenses/Cost of sales	23,000	12,909	35,909	20,858	10,610	31,468
Net operating income/Gross profit	40,015	4,264	44,279	37,393	3,155	40,548
Adjustments to arrive at net income (loss):
Other revenues	2,942	(6)	2,936	2,676	31	2,707
General and administrative	(5,165)	(2,011)	(7,176)	(5,138)	(2,109)	(7,247)
Acquisition related costs	(847)	—	(847)	(121)	—	(121)
Depreciation and amortization	(14,760)	(7,332)	(22,092)	(12,869)	(5,879)	(18,748)
Interest expense	(17,885)	(6)	(17,891)	(17,226)	(234)	(17,460)
Distributions from affiliate	600	—	600	450	—	450
Provision for state income tax	(84)	—	(84)	(150)	—	(150)
Net income (loss)	4,816	(5,091)	(275)	5,015	(5,036)	(21)
Less: Preferred return to A-1 preferred OP units	586	—	586	585	—	585
Less: Net income (loss) attributable to noncontrolling interests	328	(539)	(211)	213	(446)	(233)
Net income (loss) attributable to Sun Communities, Inc.	$3,902	$(4,552)	$(650)	$4,217	$(4,590)	$(373)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.    Segment Reporting, continued

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$188,818	$51,027	$239,845	$164,351	$40,903	$205,254
Operating expenses/Cost of sales	66,002	37,625	103,627	56,523	30,929	87,452
Net operating income/Gross profit	122,816	13,402	136,218	107,828	9,974	117,802
Adjustments to arrive at net income (loss):
Other revenues	8,437	349	8,786	7,011	434	7,445
General and administrative	(15,405)	(6,458)	(21,863)	(14,449)	(6,034)	(20,483)
Acquisition related costs	(1,434)	—	(1,434)	(1,521)	—	(1,521)
Depreciation and amortization	(41,798)	(21,229)	(63,027)	(36,452)	(17,096)	(53,548)
Interest expense	(53,051)	(92)	(53,143)	(49,029)	(717)	(49,746)
Distributions from affiliate	3,250	—	3,250	1,650	—	1,650
Provision for state income tax	(190)	—	(190)	(22)	—	(22)
Net income (loss)	22,625	(14,028)	8,597	15,016	(13,439)	1,577
Less: Preferred return to A-1 preferred OP units	1,744	—	1,744	636	—	636
Less: Net income (loss) attributable to noncontrolling interests	1,985	(1,522)	463	1,011	(1,207)	(196)
Net income (loss) attributable to Sun Communities, Inc.	$18,896	$(12,506)	$6,390	$13,369	$(12,232)	$1,137

	September 30, 2012			December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,077,173	$200,954	$1,278,127	$1,028,575	$168,031	$1,196,606
Cash and cash equivalents	39,181	(457)	38,724	5,972	(115)	5,857
Inventory of manufactured homes	—	5,672	5,672	—	5,832	5,832
Notes and other receivables	121,404	6,774	128,178	109,436	5,448	114,884
Other assets	44,991	5,534	50,525	41,843	2,952	44,795
Total assets	$1,282,749	$218,477	$1,501,226	$1,185,826	$182,148	$1,367,974

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

As of September 30, 2012, we had three derivative contracts consisting of one interest rate swap agreements with a notional amount of $20.0 million and two interest rate cap agreements with a total notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.    Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	20.0	3 Month LIBOR	0.4606%	2.1450%	1.8700%	4.0200%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	152.4	3 Month LIBOR	0.3600%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	10.0	3 Month LIBOR	0.3600%	11.0200%	—%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		September 30, 2012	December 31, 2011		September 30, 2012	December 31, 2011
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	459	1,106
Total derivatives designated as hedging instruments		$—	$—		459	1,106

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the nine months ended September 30, 2012 and 2011 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Interest rate swaps and cap agreement	$643	$644	Interest expense	$—	$—	Interest expense	$3	$7
Total	$643	$644	Total	$—	$—	Total	$3	$7

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of September 30, 2012 and December 31, 2011, we had collateral deposits recorded in other assets of approximately $1.2 million and $3.1 million, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2012.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

We had no unrecognized tax benefits as of September 30, 2012 and 2011. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2012.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements. In 2011 we were also subject to Michigan Business Tax that was replaced in May 2011 by a Corporate Income Tax. We believe that we will not have any corporate income tax liability under the new law. We recorded a provision for state income taxes of approximately $0.2 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2012	2011	2012	2011
Basic earnings: net income (loss) attributable to common stockholders	$(650)	$(373)	$6,390	$1,137
Add: amounts attributable to common noncontrolling interests	—	—	—	112
Diluted earnings: net income (loss) available to common stockholders and unitholders	$(650)	$(373)	$6,390	$1,249
Denominator
Weighted average common shares outstanding	26,938	21,366	26,145	21,039
Weighted average unvested restricted stock outstanding	—	—	282	221
Basic weighted average common shares and unvested restricted stock outstanding	26,938	21,366	26,427	21,260
Add: dilutive securities	—	—	17	2,083
Diluted weighted average common shares and securities	26,938	21,366	26,444	23,343
Earnings (loss) per share available to common stockholders:
Basic	$(0.02)	$(0.02)	$0.24	$0.05
Diluted	$(0.02)	$(0.02)	$0.24	$0.05

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	57	88	—	—
Unvested restricted stock	289	276	—	—
Common OP units	2,070	2,072	2,071	—
A-1 preferred OP units	1,111	1,111	1,111	1,111
Aspen preferred OP units	526	526	526	526
Total securities	4,053	4,073	3,708	1,637

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of September 30, 2012.  The table presents the carrying values and fair values of our financial instruments as of September 30, 2012 and December 31, 2011 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Fair Value of Financial Instruments, continued

	September 30, 2012		December 31, 2011
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	17,505	17,505	13,417	13,417
Collateralized receivables, net	90,538	90,538	81,176	81,176
Financial liabilities
Derivative instruments	459	459	1,106	1,106
Long term debt (excluding secured borrowing)	1,177,603	1,191,786	1,186,509	1,175,261
Secured borrowing	91,069	91,069	81,682	81,682
Lines of credit	2,988	2,988	129,034	129,034

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

OVERVIEW

We are a self-administered and self-managed real estate investment trust, or REIT. We own, operate, and develop manufactured housing communities concentrated in the midwestern, southern, and southeastern United States. We are fully integrated real estate companies which, together with our affiliates and predecessors, have been in the business of acquiring, operating, and expanding manufactured housing communities since 1975. As of September 30, 2012, we owned and operated a portfolio of 164 properties located in 18 states (the “Properties” or “Property”), including 142 manufactured housing communities, 12 recreational vehicle communities, and 10 properties containing both manufactured housing and recreational vehicle sites. As of September 30, 2012, the Properties contained an aggregate of 57,191 developed sites comprised of 48,947 developed manufactured home sites and 8,244 recreational vehicle ("RV") sites and approximately 6,200 manufactured home sites suitable for development. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and recreational vehicles to our customers.  The Properties are designed to offer affordable housing to individuals and families, while also providing certain amenities.

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

We also provide information regarding Funds From Operations (“FFO”).  A definition of FFO and a reconciliation of FFO to net income are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Nine Months Ended September 30, 2012 and 2011”.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$63,015	$58,251	$4,764	8.2%
Property operating expenses:
Payroll and benefits	5,008	4,621	387	8.4%
Legal, taxes, & insurance	886	780	106	13.6%
Utilities	7,453	6,475	978	15.1%
Supplies and repair	2,928	2,865	63	2.2%
Other	1,792	1,613	179	11.1%
Real estate taxes	4,933	4,504	429	9.5%
Property operating expenses	23,000	20,858	2,142	10.3%
Real Property NOI	$40,015	$37,393	$2,622	7.0%

	As of September 30,
Other Information	2012	2011	Change
Number of properties	164	155	9
Developed sites	57,191	53,713	3,478
Occupied sites (1) (2)	45,958	43,638	2,320
Occupancy % (1)	86.8%	85.4%	1.4%
Weighted average monthly site rent - MH (3)	$431	$419	$12
Weighted average monthly site rent - Permanent RV (3)	$410	$414	$(4)
Sites available for development	6,217	6,237	(20)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites and exclude seasonal RV sites.

(2)	Occupied sites include 4,474 sites acquired during 2011 and 779 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased $2.6 million, from $37.4 million to $40.0 million or 7.0 percent. The growth in NOI is primarily due to $1.1 million from newly acquired properties and $1.5 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended September 30, 2012 and 2011.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$51,060	$49,094	$1,966	4.0%
Property operating expenses:
Payroll and benefits	4,082	4,074	8	0.2%
Legal, taxes, & insurance	750	685	65	9.5%
Utilities	2,775	2,488	287	11.5%
Supplies and repair	2,471	2,532	(61)	(2.4)%
Other	1,553	1,461	92	6.3%
Real estate taxes	3,999	3,902	97	2.5%
Property operating expenses	15,630	15,142	488	3.2%
Real Property NOI	$35,430	$33,952	$1,478	4.4%

	As of September 30,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	48,096	47,751	345
Occupied sites (1)	39,835	39,127	708
Occupancy % (1) (2)	86.8%	85.7%	1.1%
Weighted average monthly rent per site - MH (3)	$435	$423	$12
Weighted average monthly rent per site - Permanent RV (3)	$438	$426	12
Sites available for development	5,021	5,439	(418)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased $1.5 million, from $33.9 million to $35.4 million, or 4.4 percent. The growth in NOI is primarily due to increased revenues of $2.0 million slightly offset by a $0.5 million increase in expenses.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.0 million, from $49.1 million to $51.1 million, or 4.0 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased $2.1 million due to average rental rate increases of 3.0 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.

Property operating expenses increased $0.5 million, from $15.1 million to $15.6 million, or 3.2 percent. Utilities increased $0.3 million due to increased water, sewer and electric expenses. Real estate taxes increased $0.1 million. Other expenses increased $0.1 million primarily due to increased resident relations expenses and general office expenses partially offset by decreased bad debt expense and decreased advertising expense.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2012 and 2011 (in thousands, except for certain items marked with *):

	Three Months Ended September 30,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$6,712	$5,650	$1,062	18.8%
Site rent from Rental Program (1)	9,837	8,090	1,747	21.6%
Rental Program revenue	16,549	13,740	2,809	20.4%
Expenses
Commissions	569	485	84	17.3%
Repairs and refurbishment	2,689	2,154	535	24.8%
Taxes and insurance	876	755	121	16.0%
Marketing and other	984	859	125	14.6%
Rental Program operating and maintenance	5,118	4,253	865	20.3%
Rental Program NOI	$11,431	$9,487	$1,944	20.5%
Other Information
Number of occupied rentals, end of period*	7,930	6,737	1,193	17.7%
Investment in occupied rental homes	$276,300	$224,794	$51,506	22.9%
Number of sold rental homes*	209	180	29	16.1%
Weighted average monthly rental rate*	$773	$752	$21	2.8%

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

Rental Program NOI increased $1.9 million from $9.5 million to $11.4 million, or 20.5 percent, due to increased revenues of $2.8 million, offset by increased expenses of $0.9 million. Revenues increased $2.8 million due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

Operating and maintenance expenses increased by $0.9 million from $4.2 million to $5.1 million or 20.3 percent. Commissions increased $0.1 million, repairs costs on occupied home rentals increased $0.1 million, refurbishment costs for occupant turnover increased $0.4 million, bad debt expense increased by $0.1 million, and taxes and insurance increased $0.1 million. These costs increased primarily due to an increase in the number of homes in the program. Gross margin has remained consistent.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2012 and 2011 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2012	2011	Change	% Change
New home sales	$1,244	$729	$515	70.6%
Pre-owned home sales	9,217	7,386	1,831	24.8%
Revenue from homes sales	10,461	8,115	2,346	28.9%
New home cost of sales	1,041	610	431	70.7%
Pre-owned home cost of sales	6,750	5,747	1,003	17.5%
Cost of home sales	7,791	6,357	1,434	22.6%
NOI / Gross profit	$2,670	$1,758	$912	51.9%

Gross profit – new homes	203	119	84	70.6%
Gross margin % – new homes	16.3%	16.3%	—%	—%
Gross profit – pre-owned homes	2,467	1,639	828	50.5%
Gross margin % – pre-owned homes	26.8%	22.2%	4.6%	20.7%

Statistical Information
Home sales volume:
New home sales	16	9	7	77.8%
Pre-owned home sales	379	358	21	5.9%
Total homes sold	395	367	28	7.6%

Home Sales NOI increased $0.9 million, from $1.8 million to $2.7 million, or 51.9 percent. The gross profit on new home sales increased from $0.1 million to $0.2 million due to the increase in sales volume as shown above. The gross profit on pre-owned home sales increased from $1.6 million to $2.5 million due to increased margins and sales volumes.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $0.2 million, from $2.7 million to $2.9 million, or 7.4 percent.  This was primarily due to an increase in interest income of $0.2 million from collateralized receivables, a $0.1 million increase in interest from installment note receivables, and a $0.1 million decrease in miscellaneous other income.

Real Property general and administrative costs remained fairly consistent.

Home Sales and Rentals general and administrative costs decreased $0.1 million, from $2.1 million to $2.0 million, or 4.8 percent, due to utility and advertising expenses.

Acquisition related costs increased $0.7 million. These costs have been incurred for both completed and potential acquisitions.

Depreciation and amortization costs increased $3.3 million, from $18.7 million to $22.0 million, or 17.6 percent, due to increased depreciation on investment property for use in our Rental Program of $1.3 million and increased other depreciation and amortization of $2.0 million primarily due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased $0.4 million, from $17.5 million to $17.9 million, or 2.3 percent, due to an increase in expense associated with our secured borrowing arrangements of $0.2 million, an increase of $0.3 million in our mortgage interest due to debt associated with the acquired properties (see Note 2) and a higher rate on our FNMA debt, and an increase of $0.1 million in other interest, offset by a decrease in interest on our lines of credit of $0.2 million.

Distributions from affiliate increased $0.2 million, from $0.4 million to $0.6 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2012 and 2011 is dividend income.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended September 30,
	2012	2011
Real Property NOI	$40,015	$37,393
Rental Program NOI	11,431	9,487
Home Sales NOI/Gross Profit	2,670	1,758
Site rent from Rental Program (included in Real Property NOI)	(9,837)	(8,090)
NOI/Gross profit	44,279	40,548
Adjustments to arrive at net income (loss):
Other revenues	2,936	2,707
General and administrative	(7,176)	(7,247)
Acquisition related costs	(847)	(121)
Depreciation and amortization	(22,092)	(18,748)
Interest expense	(17,891)	(17,460)
Provision for state income taxes	(84)	(150)
Distributions from affiliate	600	450
Net income (loss)	(275)	(21)
Less: preferred return to A-1 preferred OP units	586	585
Less: amounts attributable to noncontrolling interests	(211)	(233)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(650)	$(373)

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$188,818	$164,351	$24,467	14.9%
Property operating expenses:
Payroll and benefits	14,322	12,341	1,981	16.1%
Legal, taxes, & insurance	2,318	2,331	(13)	(0.6)%
Utilities	21,966	18,566	3,400	18.3%
Supplies and repair	7,816	6,601	1,215	18.4%
Other	4,839	3,967	872	22.0%
Real estate taxes	14,741	12,717	2,024	15.9%
Property operating expenses	66,002	56,523	9,479	16.8%
Real Property NOI	$122,816	$107,828	$14,988	13.9%

	As of September 30,
Other Information	2012	2011	Change
Number of properties	164	155	9
Developed sites	57,191	53,713	3,478
Occupied sites (1) (2)	45,958	43,638	2,320
Occupancy % (1)	86.8%	85.4%	1.4%
Weighted average monthly site rent - MH (3)	$431	$419	$12
Weighted average monthly site rent - Permanent RV (3)	$410	$414	(4)
Sites available for development	6,217	6,237	(20)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupied sites include 4,474 sites acquired during 2011 and 779 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased $15.0 million, from $107.8 million to $122.8 million or 13.9 percent. The growth in NOI is primarily due to $8.9 million from newly acquired properties and $6.1 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the nine months ended September 30, 2012 and 2011.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$155,475	$148,557	$6,918	4.7%
Property operating expenses:
Payroll and benefits	11,831	11,767	64	0.5%
Legal, taxes, & insurance	1,935	2,227	(292)	(13.1)%
Utilities	8,545	8,403	142	1.7%
Supplies and repair	6,642	6,258	384	6.1%
Other	4,253	3,802	451	11.9%
Real estate taxes	12,123	12,056	67	0.6%
Property operating expenses	45,329	44,513	816	1.8%
Real Property NOI	$110,146	$104,044	$6,102	5.9%

	As of September 30,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	48,096	47,751	345
Occupied sites (1)	39,835	39,127	708
Occupancy % (1) (2)	86.8%	85.7%	1.1%
Weighted average monthly rent per site - MH (3)	$435	$423	$12
Weighted average monthly rent per site - Permanent RV (3)	$438	$426	12
Sites available for development	5,021	5,439	(418)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude seasonal RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes seasonal recreational vehicle sites.

Real Property NOI increased $6.1 million, from $104.0 million to $110.1 million, or 5.9 percent. The growth in NOI is primarily due to increased revenues of $6.9 million partially offset by an $0.8 million increase in expenses.

Income from real property revenue consists of manufactured home and recreational vehicle site rent, and miscellaneous other property revenues.  Income from real property revenues increased $6.9 million, from $148.6 million to $155.5 million, or 4.7 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and recreational vehicle portfolio increased $7.4 million due to average rental rate increases of 3.0 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues decreased $0.5 million due to a decrease in cable television royalties and utility income offset by an increase in other charges and fees.

Property operating expenses increased $0.8 million, from $44.5 million to $45.3 million, or 1.8 percent. Supplies and repairs increased $0.4 million primarily due to increased lawn services and community maintenance expenses. Real estate taxes increased $0.1 million. Utilities expenses increased $0.1 million primarily due to increased cable expenses. Other expenses increased $0.5 million primarily due to increased operational meeting expenses, general office expenses, security service expenses and resident relations expenses. These increases were offset by a $0.3 million decrease in property insurance expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2012 and 2011 (in thousands, except for certain items marked with *):

	Nine Months Ended September 30,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$19,514	$16,407	$3,107	18.9%
Site rent from Rental Program (1)	28,364	23,407	4,957	21.2%
Rental Program revenue	47,878	39,814	8,064	20.3%
Expenses
Commissions	1,647	1,429	218	15.3%
Repairs and refurbishment	6,568	5,745	823	14.3%
Taxes and insurance	2,509	2,306	203	8.8%
Marketing and other	2,366	2,200	166	7.5%
Rental Program operating and maintenance	13,090	11,680	1,410	12.1%
Rental Program NOI	$34,788	$28,134	$6,654	23.7%
Other Information
Number of occupied rentals, end of period*	7,930	6,737	1,193	17.7%
Investment in occupied rental homes	$276,300	$224,794	$51,506	22.9%
Number of sold rental homes*	678	596	82	13.8%
Weighted average monthly rental rate*	$773	$752	$21	2.8%

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

Rental Program NOI increased $6.7 million from $28.1 million to $34.8 million, or 23.7 percent, due to increased revenues of $8.1 million, offset by increased expenses of $1.4 million. Revenues increased $8.1 million primarily due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $1.4 million was due to several factors.  Commissions increased $0.2 million due to the increased number of new leases. Refurbishment costs for occupant turnover increased $0.3 million, repairs costs on occupied home rentals increased $0.5 million, personal property and use taxes increased $0.2 million due to the additional homes and occupants in the program, and bad debt expenses increased $0.2 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2012 and 2011 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2012	2011	Change	% Change
New home sales	$3,878	$1,460	$2,418	> 100%
Pre-owned home sales	27,635	23,036	4,599	20.0%
Revenue from homes sales	31,513	24,496	7,017	28.6%
New home cost of sales	3,312	1,215	2,097	> 100%
Pre-owned home cost of sales	21,223	18,034	3,189	17.7%
Cost of home sales	24,535	19,249	5,286	27.5%
NOI / Gross profit	$6,978	$5,247	$1,731	33.0%

Gross profit – new homes	566	245	321	> 100%
Gross margin % – new homes	14.6%	16.8%	(2.2)%	(19.8)%
Gross profit – pre-owned homes	6,412	5,002	1,410	28.2%
Gross margin % – pre-owned homes	23.2%	21.7%	1.5%	(0.5)%

Statistical Information
Home sales volume:
New home sales	54	19	35	> 100%
Pre-owned home sales	1,199	1,067	132	12.4%
Total homes sold	1,253	1,086	167	15.4%

Home Sales NOI increased $1.7 million, from $5.3 million to $7.0 million, or 33.0 percent. Due to increased sales volume the gross profit on new home sales increased from $0.2 million to $0.6 million and the gross profit on pre-owned home sales increased from $5.0 million to $6.4 million.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $1.3 million, from $7.5 million to $8.8 million, or 17.3 percent.  This was primarily due to an increase in interest income of $0.7 million from collateralized receivables, a $0.3 million increase in interest income from installment note receivables, a $0.1 million increase from gain on sale of land, a $0.2 million decrease in the adjustment to our loan loss reserve, and a $0.1 million increase in management fees and other miscellaneous income.

Real Property general and administrative costs increased $1.0 million, from $14.4 million to $15.4 million, or 6.9 percent, due to an increase in training and recruiting expenses of $0.3 million, an increase of $0.1 million in each of the following categories; travel, software support and maintenance costs, licenses and dues, rent and various miscellaneous expenses and an increase of $0.3 million in payroll due to severance payments, additional staff and increased wages. These increases were partially offset by a decrease in corporate insurance of $0.1 million.

Home Sales and Rentals general and administrative costs increased $0.5 million, from $6.0 million to $6.5 million, or 8.3 percent, due to increased salary, commission and bonus costs.

Acquisition related costs decreased $0.1 million.These costs have been incurred for both completed and potential acquisitions.

Depreciation and amortization costs increased $9.5 million, from $53.5 million to $63.0 million, or 17.8 percent, due to increased depreciation on investment property for use in our Rental Program of $3.8 million and increased other depreciation and amortization of $5.7 million primarily due to the newly acquired properties (See Note 2).

Interest expense on debt, including interest on mandatorily redeemable debt, increased $3.4 million, from $49.7 million to $53.1 million, or 6.8 percent due to an increase in expense associated with our secured borrowing arrangements of $0.7 million, an increase of $3.5 million in our mortgage interest due to debt associated with the acquired properties (see Note 2) and a higher rate on our FNMA debt and an increase of $0.1 million in amortized financing costs, offset by a decrease in interest on our lines of credit of $0.9 million.

Distributions from affiliate increased $1.6 million, from $1.7 million to $3.3 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2012 and 2011 is dividend income.

SUN COMMUNITIES, INC.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Nine Months Ended September 30,
	2012	2011
Real Property NOI	$122,816	$107,828
Rental Program NOI	34,788	28,134
Home Sales NOI/Gross Profit	6,978	5,247
Site rent from Rental Program (included in Real Property NOI)	(28,364)	(23,407)
NOI/Gross profit	136,218	117,802
Adjustments to arrive at net income:
Other revenues	8,786	7,445
General and administrative	(21,863)	(20,483)
Acquisition related costs	(1,434)	(1,521)
Depreciation and amortization	(63,027)	(53,548)
Interest expense	(53,143)	(49,746)
Provision for state income taxes	(190)	(22)
Distributions from affiliate	3,250	1,650
Net income	8,597	1,577
Less: preferred return to A-1 preferred OP units	1,744	636
Less: amounts attributable to noncontrolling interests	463	(196)
Net income attributable to Sun Communities, Inc. common stockholders	$6,390	$1,137

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

The following table reconciles net income (loss) to FFO data for diluted purposes for the periods ended September 30, 2012, and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(650)	$(373)	$6,390	$1,137
Adjustments:
Preferred return to A-1 preferred OP units	586	585	1,744	636
Amounts attributable to noncontrolling interests	(211)	(233)	463	(196)
Depreciation and amortization	22,365	19,109	63,798	54,576
Benefit for state income taxes (1)	—	—	—	(407)
Gain on disposition of assets, net	(1,427)	(629)	(3,324)	(2,147)
Funds from operations ("FFO")	$20,663	$18,459	$69,071	$53,599
Adjustments:
Acquisition related costs	847	121	1,434	1,521
Funds from operations excluding acquisition costs	$21,510	$18,580	$70,505	$55,120

Weighted average common shares outstanding:	26,938	21,366	26,145	21,039
Add:
OP Units	2,070	2,072	2,071	2,076
Restricted stock	289	278	282	221
Common stock issuable upon conversion of A-1 preferred OP units	1,111	1,111	1,111	403
Common stock issuable upon conversion of stock options	18	14	17	7
Weighted average common shares outstanding - fully diluted	30,426	24,841	29,626	23,746

Funds from operations per share - fully diluted	$0.68	$0.74	$2.34	$2.27
Funds from operations per share excluding acquisition costs - fully diluted	$0.71	$0.75	$2.39	$2.32

(1)	The state income tax benefit for the period ended September 30, 2011 represents the reversal of the Michigan Business Tax expense previously excluded from FFO in a prior period.

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

We completed four acquisitions in 2011 in which we acquired 23 properties in total, 18 manufactured housing communities and 5 recreational vehicle communities. We have completed four acquisitions in 2012 in which we acquired four recreational vehicle communities and one manufactured housing community. See Note 2 for details on the acquisitions and Note 8 for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2012, we intend to finance the acquisitions through secured financing, debt and/or equity financings, the assumption of existing debt on the properties or the issuance of certain equity securities.

During the nine months ended September 30, 2012, we have invested $39.4 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2012 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Cash and cash equivalents increased by $32.9 million from $5.9 million as of December 31, 2011, to $38.7 million as of September 30, 2012. Net cash provided by operating activities from continuing operations increased by $13.4 million from $44.5 million for the nine months ended September 30, 2011 to $57.9 million for the nine months ended September 30, 2012.

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

We have a secured revolving line of credit facility with a maximum borrowing capacity of $130.0 million, subject to certain borrowing base calculations. As of September 30, 2012, we did not have an outstanding balance on the line of credit. The outstanding balance on the line of credit as of December 31, 2011 was $107.5 million. We used $4.0 million of availability to back standby letters of credit as of September 30, 2012 and December 31, 2011. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  As of September 30, 2012, $126.0 million was available to be drawn under the facility based on the calculation of the borrowing base.  During 2012, the highest balance on the line of credit was $107.5 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion, subject to certain conditions. Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

The line of credit facility contains various leverage, fixed charge coverage, net worth maintenance and other customary covenants all of which we were in compliance with as of September 30, 2012. The most limiting covenants contained in the line of credit are the maximum leverage ratio and minimum fixed charge coverage ratios. The maximum leverage ratio covenant requires that total indebtedness be no more than 70 percent of total asset value as defined in the terms of the line of credit agreement.  The minimum fixed charge coverage ratio covenant requires a minimum ratio of 1.45:1.  As of September 30, 2012, the leverage ratio was 53.6% and the fixed charge coverage ratio was 2.02:1.

SUN COMMUNITIES, INC.

Although the U.S. economy has started to recover from the global financial crisis and recession, the rate of recovery has been much slower than anticipated. Forecasts for economic growth over the next year have been downsized, due in large part to the recent turbulence in the US and global markets. While bank earnings and liquidity are on the rebound, the potential of significant future credit losses clouds the lending outlook. Credit availability has improved, but the turbulence in the markets cause capital markets and credit availability to wax and wane unpredictably making certainty of access to specific forms of capital products tenuous. For us, this is the most relevant consequence of financial market volatility. We believe this risk is somewhat mitigated because we are able to utilize various forms of capital to fund our operations making availability to one specific form of capital less vital and have adequate working capital provided by operating activities as noted above. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 43 unencumbered properties with an estimated market value of $338.4 million, 29 of these properties support the borrowing base for our $130.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock or preferred stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2011 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.
As of September 30, 2012, our debt to total market capitalization approximated 47.5 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt has a weighted average maturity of approximately 6.9 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the nine months ended September 30, 2012 and 2011 included recurring capital expenditures of $6.3 million and $5.4 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2012.

Net cash used in investing activities was $151.3 million for the nine months ended September 30, 2012, compared to $109.6 million for the nine months ended September 30, 2011. The difference is primarily due to increased acquisitions of $8.2 million (see Note 2), a decrease in proceeds from the disposition of homes, assets and land of $1.0 million, an increase in notes receivable of $5.5 million, and increased investment in property of $28.6 million, largely due to homes purchased for the Rental Program primarily in the acquired communities and expansion projects, offset by an increase in proceeds from affiliate dividend distribution of $1.6 million.

Net cash provided by financing activities was $126.3 million for the nine months ended September 30, 2012, compared to of $61.5 million for the nine months ended September 30, 2011. The difference is due to increased net proceeds received from the issuance of additional shares of $246.1 million and decreased payments of deferred financing costs of $2.0 million, partially offset by decreased net borrowings on the line of credit of $135.8 million, decreased proceeds from issuance of other debt net of repayments on other debt of $38.4 million, increased distributions to our stockholders and OP unitholders of $8.5 million and decreased net proceeds for stock option exercise of $0.6 million.

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

We have three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million, and two interest rate cap agreements with a total notional amount of $162.4 million as of September 30, 2012. The swap agreement fixes $20.0 million of variable rate borrowings at 4.02 percent through January 2014. The first interest cap agreement has a cap rate of 11.27 percent, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest cap agreement has a cap rate of 11.02 percent, a notional amount of $10.0 million through October 2016.

Our remaining variable rate debt totals $202.0 million and $281.3 million as of September 30, 2012 and 2011, respectively, which bear interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent during the nine months ended September 30, 2012 and 2011, we believe our interest expense would have increased or decreased by approximately $1.9 million based on the $250.3 million and $245.3 million average balances outstanding under our variable rate debt facilities for the nine months ended September 30, 2012 and 2011.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2012.  There is no expiration date specified for the buyback program.

Recent Sales of Unregistered Securities

Holders of our Common OP Units have converted 2,000 units to common stock during the nine months ended September 30, 2012.

All of the above partnership units and shares of common stock were issued in private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

ITEM 5. OTHER INFORMATION

Acquisition Agreement

On October 22, 2012, we entered into a Limited Liability Company Interests Assignment Agreement (the “Agreement”) with PCGRV, LLC and Keith Amigos, Inc. (collectively the “Sellers”). Under the Agreement, the Sellers will sell to us 100% of the membership interests of a limited liability company that owns a manufactured housing and recreational vehicle community located in Casa Grande, Arizona (the "Arizona Property"). The community contains 283 manufactured home sites, 1,580 recreational vehicle sites and expansion potential of approximately 550 manufactured housing or 990 recreational vehicle sites. The aggregate purchase price for the communities is $85.4 million, including the indirect assumption of approximately $42.0 million in mortgage debt secured by the community with the remainder paid in cash, subject to certain pro rations and adjustments. In addition to paying the purchase price, at the closing we will pay the Sellers $2.6 million to reimburse them for certain construction costs the Sellers incurred in connection with the development of the community.

At the closing, we will acquire all of the manufactured homes located in the community that are owned by an affiliate of the Sellers. The purchase price for these homes will be paid in cash and will be equal to $750,000, subject to certain adjustments, plus the amount necessary to pay off the floorplan financing on certain of the homes.

The closing of the acquisition is subject to the consent of the holder of the debt to be assumed and the satisfaction of customary closing conditions.  If these contingencies are satisfied, we expect the acquisition to close no later than December 31, 2012.

The foregoing description is qualified in its entirety by reference to the Agreement, which is attached hereto as Exhibit 2.3 and which is incorporated by reference herein. The schedules and exhibits to the Agreement have not been filed with Exhibit 2.3 because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the Agreement. The Agreement contains a list briefly identifying the contents of all omitted schedules and exhibits. We hereby agree to furnish supplementally a copy of any such omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement of Sale dated July 27, 2012 between Northville Crossing Venture L.L.C. and Sun Northville Crossing LLC	(1)
2.2	Contribution Agreement dated October 3, 2012, among Sun Communities Operating Limited Partnership, Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC	(2)
2.3	Limited Liability Company Interests Assignment Agreement dated October 22, 2012, among Sun Communities Operating Limited Partnership, PCGRV, LLC and Keith Amigos, Inc.	(4)
10.1	First Amended and Restated 2004 Non-Employee Director Option Plan#	(3)
10.2	Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein	(2)
10.3	Second Loan Modification Agreement dated October 4, 2012, among Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, Sun North Lake Estates LLC, Bank of America, N.A. and The PrivateBank and Trust Company	(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(4)
101(5)	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(4)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 27, 2012.

(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 3, 2012.

(3)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012.

(4)	Filed herewith.

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

ons.

#    Management contract or compensatory plan or arrangement

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 2012	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement of Sale dated July 27, 2012 between Northville Crossing Venture L.L.C. and Sun Northville Crossing LLC	(1)
2.2	Contribution Agreement dated October 3, 2012, among Sun Communities Operating Limited Partnership, Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC	(2)
2.3	Limited Liability Company Interests Assignment Agreement dated October 22, 2012, among Sun Communities Operating Limited Partnership, PCGRV, LLC and Keith Amigos, Inc.	(4)
10.1	First Amended and Restated 2004 Non-Employee Director Option Plan#	(3)
10.2	Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein	(2)
10.3	Second Loan Modification Agreement dated October 4, 2012, among Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, Sun North Lake Estates LLC, Bank of America, N.A. and The PrivateBank and Trust Company	(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(4)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(4)
101(5)	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(4)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 27, 2012.

(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 3, 2012.

(3)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012.

(4)	Filed herewith.

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

ons.

#    Management contract or compensatory plan or arrangement