Form 10-Q/A
period 2012-06-30
SUN COMMUNITIES INC
filed 2012-10-29
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 26, 2012, (the “Original Report”) solely to correct Exhibit 32.1 to the Original Report. The certification set forth in Exhibit 32.1 inadvertently stated that the Quarterly Report on Form 10-Q to which it applied was for the quarter ended March 31, 2012. The certification in fact applies to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. A corrected certification is filed as Exhibit 32.1 to this Amendment No. 1 to the Original Report.

In addition, in connection with the filing of this Amendment No. 1 to the Original Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as Exhibits 31.1 and 31.2 hereto.

Part II, Item 6 and the exhibits hereto are the only portions of the Original Report being amended or revised by this Amendment No. 1 to the Original Report. Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any items or disclosures contained in the Original Report and does not otherwise reflect events occurring after the original filing date of the Original Report. Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Report.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
4.1	Form of Senior Indenture	(1)
4.2	Form of Subordinated Indenture	(1)
10.1	First Amended and Restated 2004 Non Employee Director Plan#	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(5)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(5)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
101(4)	The following Sun Communities, Inc. financial information for the quarter ended June 30 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(3)

(1)	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3 filed May 10, 2012.
(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012
(3)	Previously filed.
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

(5)	Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2012	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
4.1	Form of Senior Indenture	(1)
4.2	Form of Subordinated Indenture	(1)
10.1	First Amended and Restated 2004 Non Employee Director Plan#	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(5)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(5)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(5)
101(4)	The following Sun Communities, Inc. financial information for the quarter ended June 30 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Stockholders’ Deficit (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(3)

(1)	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form S-3 filed May 10, 2012.
(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012
(3)	Previously filed.
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

(5)	Filed herewith.
# Management contract or compensatory plan or arrangement.

4