Form 10-Q/A
period 2012-09-30
SUN COMMUNITIES INC
filed 2012-10-29
CIK 912593

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

EXPLANATORY NOTE
Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 25, 2012, (the “Original Report”) solely to correct Exhibit 32.1 to the Original Report. The certification set forth in Exhibit 32.1 inadvertently stated that the Quarterly Report on Form 10-Q to which it applied was for the quarter ended June 30, 2012. The certification in fact applies to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. A corrected certification is filed as Exhibit 32.1 to this Amendment No. 1 to the Original Report.

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

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Agreement of Sale dated July 27, 2012 between Northville Crossing Venture L.L.C. and Sun Northville Crossing LLC	(1)
2.2	Contribution Agreement dated October 3, 2012, among Sun Communities Operating Limited Partnership, Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC	(2)
2.3	Limited Liability Company Interests Assignment Agreement dated October 22, 2012, among Sun Communities Operating Limited Partnership, PCGRV, LLC and Keith Amigos, Inc.	(4)
10.1	First Amended and Restated 2004 Non-Employee Director Option Plan#	(3)
10.2	Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein	(2)
10.3	Second Loan Modification Agreement dated October 4, 2012, among Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, Sun North Lake Estates LLC, Bank of America, N.A. and The PrivateBank and Trust Company	(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(6)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(6)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)
101(5)	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(4)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 27, 2012.
(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 3, 2012.
(3)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012.
(4)	Previously filed.
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

(6)	Filed herewith.
#    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2012	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Agreement of Sale dated July 27, 2012 between Northville Crossing Venture L.L.C. and Sun Northville Crossing LLC	(1)
2.2	Contribution Agreement dated October 3, 2012, among Sun Communities Operating Limited Partnership, Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC	(2)
2.3	Limited Liability Company Interests Assignment Agreement dated October 22, 2012, among Sun Communities Operating Limited Partnership, PCGRV, LLC and Keith Amigos, Inc.	(4)
10.1	First Amended and Restated 2004 Non-Employee Director Option Plan#	(3)
10.2	Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein	(2)
10.3	Second Loan Modification Agreement dated October 4, 2012, among Sun Blueberry Hill LLC, Sun Grand Lake LLC, Sun Three Lakes LLC, Sun Club Naples LLC, Sun Naples Gardens LLC, Sun North Lake Estates LLC, Bank of America, N.A. and The PrivateBank and Trust Company	(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(6)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(6)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(6)
101(5)	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(4)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 27, 2012.
(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 3, 2012.
(3)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012.
(4)	Previously filed.
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

(6)	Filed herewith.
#    Management contract or compensatory plan or arrangement

4