Form 10-K
period 2012-12-31
SUN COMMUNITIES INC
filed 2013-02-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.
Commission file number 1-12616

SUN COMMUNITIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	38-2730780
(State of Incorporation)	(I.R.S. Employer Identification No.)
27777 Franklin Rd.
Suite 200
Southfield, Michigan	48034
(Address of Principal Executive Offices)	(Zip Code)

(248) 208-2500
(Registrant’s telephone number, including area code)

Common Stock, Par Value $0.01 per Share	New York Stock Exchange
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

7.125% Series A Cumulative Redeemable Preferred Stock, Par Value $0.01 per Share	New York Stock Exchange
Securities Registered Pursuant to Section 12(b) of the Act	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]  No [ ]

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No [X]

As of June 30, 2012, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $1,100,729,025 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2012). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 15, 2013:  31,642,521

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Sun Communities, Inc., a Maryland corporation, together with the Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”) and other consolidated subsidiaries are referred to herein as the “Company”, “us”, “we”, and “our”. We are a self-administered and self-managed real estate investment trust (“REIT”).

We are a fully integrated real estate company which, together with our affiliates and predecessors, has been in the business of acquiring, operating, developing and expanding manufactured housing and recreational vehicle ("RV") communities since 1975. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through a taxable subsidiary, Sun Home Services, Inc., a Michigan corporation (“SHS”), in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

We own, operate, and develop manufactured housing and RV communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2012, we owned and operated a portfolio of 173 properties located in 19 states (the “Properties”, or “Property”), including 149 manufactured housing communities, 13 RV communities, and 11 Properties containing both manufactured housing and RV sites. As of December 31, 2012, the Properties contained an aggregate of 63,697 developed sites comprised of 52,833 developed manufactured home sites, 4,904 permanent RV sites, 5,960 transient RV sites, and approximately 6,900 additional manufactured home sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; and Orlando, Florida; and we employed an aggregate of 915 full and part time employees as of December 31, 2012.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission.

STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT. In 1993, we contributed our net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital. We substantially conduct our operations through the Operating Partnership. The Operating Partnership owns, either directly or indirectly through subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire manufactured housing and RV communities in transactions that defer some or all of the sellers’ tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our consolidated financial statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing and other services to current and prospective tenants of the Properties.

We do not own all of the OP Units. As of December 31, 2012, the Operating Partnership had issued and outstanding 31,824,586 common OP Units, 3,400,000 7.125% Series A Cumulative Redeemable Preferred OP Units (the "7.125% Series A OP Units"), 1,325,275 preferred OP Units ("Aspen preferred OP Units"), 455,476 Series A-1 preferred OP Units, and 112,400 Series B-3 preferred OP Units. As of December 31, 2012, we held 29,755,264 common OP Units, or approximately 93.5% of the issued and outstanding common OP Units, all of the issued and outstanding 7.125% Series A OP Units, and no Aspen preferred OP Units, Series A-1 preferred OP Units or Series B-3 preferred OP Units. In addition, on February 8, 2013, the Operating Partnership created a new class of OP Units designated as Series A-3 Preferred Units (the "Series A-3 preferred OP Units") and issued all of the authorized 40,267.50 Series A-3 preferred OP Units to a third party.

SUN COMMUNITIES, INC.

Subject to certain limitations, the holder of each common OP Unit at its option may convert such common OP Unit at any time into one share of our common stock. The holders of common OP Units receive distributions on the same dates and in amounts equal to the dividends paid to holders of our common stock.

Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP Unit at its option may convert such Aspen preferred OP Unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP Units, or (b) if the market price of our common stock is greater than $68.00 per share, that number of common OP Units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The holders of Aspen preferred OP Units generally receive distributions on the same dates as distributions are paid to holders of common OP Units. Each Aspen preferred OP Unit is entitled to receive distributions in an amount equal to the product of (x) $27.00, multiplied by (y) an annual rate equal to the 10-year United States Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5% nor more than 9%. On January 2, 2024, we are required to redeem all Aspen preferred OP Units that have not been converted to common OP Units. In addition, we are required to redeem the Aspen preferred OP Units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP Unit defaults, including our failure to pay distributions on the Aspen preferred OP Units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP Units. We may also redeem Aspen preferred OP Units from time to time if we and the holder thereof agree to do so.

Subject to certain limitations, the holder of each Series A-1 preferred OP Unit at its option may exchange such Series A-1 preferred OP Unit at any time on or after December 31, 2013, into 2.439 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The holders of Series A-1 preferred OP Units generally receive distributions on the same dates as distributions are paid to holders of common OP Units. Each Series A-1 preferred OP Unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 5.1% until June 23, 2013, and an annual rate equal to 6.0% thereafter.

Series B-3 preferred OP Units are not convertible. The holders of Series B-3 preferred OP Units generally receive distributions on the same dates as distributions are paid to holders of common OP Units. Each Series B-3 preferred OP Unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0%. As of November 5, 2012, there were outstanding 36,700 Series B-3 preferred OP Units which were issued on December 1, 2002, 33,450 Series B-3 preferred OP Units which were issued on January 1, 2003, and 42,250 Series B-3 preferred OP Units which were issued on January 5, 2004. Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP Units, (y) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP Units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP Unit, each holder of Series B-3 preferred OP Units may require us to redeem such holder's Series B-3 preferred OP Units at the redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP Units we may redeem, at our option, all of the Series B-3 preferred OP Units of any holder thereof at the redemption price of $100.00 per unit.
In connection with the issuance of the 7.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), the Operating Partnership created the 7.125% Series A OP Units as a new class of OP Units. All of the outstanding 7.125% Series A OP Units are held by us and they have rights, preferences and other terms substantially similar to the Series A Preferred Stock, including rights to receive distributions at the same time and in the same amounts as dividends paid on Series A Preferred Stock. The Operating Partnership issued the 7.125% Series A OP Units to us in consideration of our contributing to the Operating Partnership the net proceeds of our November 2012 offering of shares of Series A Preferred Stock. The 7.125% Series A OP Units rank senior in all respects to the Aspen preferred OP Units, the Series A-1 preferred OP Units, the Series A-3 preferred OP Units, the Series B-3 preferred OP Units and the common OP Units. So long as any Aspen preferred OP Units remain issued and outstanding, the Operating Partnership may not issue any OP Units that are not junior to the Aspen preferred OP Units, without the written consent of holders of a majority of the Aspen preferred OP Units. Holders of a majority of the Aspen preferred OP Units have consented to the issuance of up to $150.0 million in OP Units senior to the Aspen preferred OP Units, including the 7.125% Series A OP Units issued to us. Holders of a majority of the Aspen preferred OP Units have previously consented to the issuance of up to approximately an additional $54.5 million of OP Units that are pari passu with the Aspen preferred OP Units.

SUN COMMUNITIES, INC.

Subject to certain limitations, including certain contractual restrictions contained in the related acquisition agreemnts, the holder of each Series A-3 preferred OP Unit at its option may exchange such Series A-3 preferred OP Unit at any time into 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The holders of Series A-3 preferred OP Units generally receive distributions on the same dates as distributions are paid to holders of common OP Units. Each Series A-3 preferred OP Unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 4.5%.

THE MANUFACTURED HOUSING COMMUNITY

A manufactured housing community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single‑family homes which are produced off‑site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in other forms of multi-family housing developments.

Modern manufactured housing communities, such as the Properties, contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs and gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, and laundry facilities.

The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on‑site facilities. Each owner of a home within our Properties is responsible for the maintenance of the home and leased site. As a result, capital expenditure needs tend to be less significant relative to multi‑family rental apartment complexes.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands‑on management by dedicated, on‑site district and community managers. We believe that this on‑site focus enables us to continually monitor and address resident concerns, the performance of competitive properties and local market conditions. As of December 31, 2012, we employed 915 full and part time employees, of which 748 were located on‑site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our Chief Operating Officer, who has been in the manufactured housing industry since 1995, four Senior Vice Presidents of Operations and Sales, two Division Vice Presidents and 18 Regional Vice Presidents. The Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers and regular property inspections.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer nearly 300 courses for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

HOME SALES AND LEASING

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2012, SHS had 8,110 occupied leased homes in its portfolio. Homes for this rental program (the "Rental Program") are purchased at discounted rates from finance companies that hold repossessed homes within our communities. New homes are purchased as necessary to supplement these repossessed home purchases. Leases associated with the Rental Program generally have a term of one year. This program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We have added repair and service supervisors in areas with high concentrations of rental homes to aggressively pursue cost containment

SUN COMMUNITIES, INC.

programs. The program is a strategic response to capture the value inherent in the purchase of substantially discounted repossessed homes in our communities. We receive approximately 27,000 applications each year to live in our Properties, providing a significant "resident boarding" system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

REGULATIONS AND INSURANCE

General

Manufactured housing and RV community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary operating permits and approvals.

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

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month‑to‑month or year‑to‑year, renewable upon the consent of both parties, or, in some instances, as provided by statute. A small number of our leases, mainly Florida properties, are tied to consumer price index or other indices as it relates to rent increase. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non‑payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2012, on average 2.5 percent of the homes in our communities have been removed by their owners and 5.1 percent of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 20 years, while the average home, which gives rise to the rental stream, remains in our communities for approximately 40 years.

At Properties zoned for RV use, our customers have short-term (“transient”) usage rights or long-term (“permanent”) usage rights. The transient RV customers typically prepay for their stay or leave deposits to reserve a site for the following year, whereas the permanent RV customers prepay or pay on a monthly basis. Many of these RV customers do not live full time on the Property.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, such risks and uncertainties include:

•	changes in general economic conditions, the real estate industry and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

SUN COMMUNITIES, INC.

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	difficulties in completing acquisitions;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	our ability to maintain rental rates and occupancy levels;

•	competitive market forces; and

•	the ability of manufactured home buyers to obtain financing and the level of repossessions by manufactured home lenders

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

SUN COMMUNITIES, INC.

ITEM 1A. RISK FACTORS
Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward‑looking statements as a result of certain risk factors. These risk factors include, but are not limited to, those set forth below, other one‑time events, and important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission.
REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Michigan, Florida, Indiana, and Texas may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2012, 73 of our 173 Properties, representing approximately 38% of developed sites, are located in Michigan; 27 Properties, representing approximately 20% of developed sites, are located in Florida; 18 Properties, representing approximately 10% of developed sites, are located in Indiana; and 18 Properties, representing approximately 9% of developed sites, are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of manufactured housing sites or a reduction in demand for manufactured housing sites in an area;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available manufactured housing communities and alternative forms of housing (such as apartment buildings and site‑built single‑family homes);

•	our ability to provide adequate management, maintenance and insurance;

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

Competition affects occupancy levels and rents which could adversely affect our revenues.

All of our Properties are located in developed areas that include other manufactured housing community properties. The number of competitive manufactured housing community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi‑family residential properties, such as private and federally funded or assisted multi‑family housing projects and single‑family housing, provide housing alternatives to potential tenants of manufactured housing communities.

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

•	we may abandon development opportunities that we have already begun to explore and as a result we may not recover expenses already incurred in connection with exploring such development opportunities;

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

•	we may be unable to complete construction and lease‑up of a community on schedule resulting in increased debt service expense and construction costs;

•
we may incur construction and development costs for a community which exceed our original estimates due to increased materials, labor or other costs, which could make completion of the community uneconomical and we may not be able to increase rents to compensate for the increase in development costs which may impact our profitability;

•	we may be unable to secure long‑term financing on completion of development resulting in increased debt service and lower profitability; and

•	occupancy rates and rents at a newly developed community may fluctuate depending on several factors, including market and economic conditions, which may result in the community not being profitable.

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

State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. Certain Properties are located, and we may purchase additional properties, in markets that are either subject to rent control or in which rent‑limiting legislation exists or may be enacted.

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

We may be subject to environmental liability.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous substances at, on, under or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property, to borrow using such property as collateral or to develop such property. Persons who arrange for the disposal or treatment of hazardous substances also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility owned or operated by another person. In addition, certain environmental laws impose liability for the management and disposal of asbestos‑containing materials and for the release of such materials into the air. These laws may provide for third parties to seek recovery from owners or operators of real properties for personal injury associated with asbestos‑containing materials. In connection with the ownership, operation, management, and development of real properties, we may be considered an owner or operator of such properties and, therefore, are potentially liable for removal or remediation costs, and also may be liable for governmental fines and injuries to persons and property. When we arrange for the treatment or disposal of hazardous substances at landfills or other facilities owned by other persons, we may be liable for the removal or remediation costs at such facilities.

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

We have a significant amount of debt. As of December 31, 2012, we had approximately $1.5 billion of total debt outstanding, consisting of approximately $1.3 billion in debt that is collateralized by mortgage liens on 126 of the Properties, $94.4 million that is secured by collateralized receivables, $29.8 million that is collateralized by liens on manufactured homes and $47.3 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

SUN COMMUNITIES, INC.

FINANCING AND INVESTMENT RISKS, CONTINUED

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

As of December 31, 2012, we had approximately $115.7 million of installment notes, net of reserves, to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

We intend for the Operating Partnership to be taxed as a partnership, but we cannot guarantee that it will qualify.

We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a “publicly traded partnership,” it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. We believe that the Operating Partnership would meet this 90% test, but we cannot guarantee

SUN COMMUNITIES, INC.

TAX RISKS, CONTINUED

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

The maximum federal tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and Series A Preferred Stock.

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

BUSINESS RISKS

We are a party to a lawsuit regarding title to certain communities we recently purchased and if this lawsuit is decided unfavorably against us, our financial position and results of operations could be materially adversely affected.

On February 8, 2013, we acquired ten RV communities and associated assets from certain sellers for a purchase price of $112.8 million, subject to certain adjustments and pro-rations. See Note 2 of our financial statements. MHC Operating Limited Partnership (“MHC”), an affiliate of Equity Lifestyle Properties, Inc., recorded a “Memorandum of Agreement for an Option to Acquire the Properties” against some or all of the communities and we closed this transaction with knowledge of those memoranda. MHC had also asserted that we improperly interfered with their purported contract rights with respect to the communities. The sellers and

SUN COMMUNITIES, INC.

certain of their affiliates, jointly and severally, have agreed to indemnify us against any and all liabilities and expenses relating to any claims by MHC with respect to the communities and the transaction, provided that we are not entitled to indemnification for loss of our future revenue or income or loss of business reputation or opportunity. The indemnity obligations are secured by certain assets of the indemnitors and their affiliates. On December 26, 2012, we filed a complaint in the Oakland County (Michigan) Circuit Court against MHC, the sellers of the communities and certain of their affiliates seeking declaratory relief concerning MHC's assertion of rights with respect to the communities and MHC's claims against us. On January 23, 2013, MHC filed an answer and counterclaim (and cross claim against the sellers of the communities and certain of their affiliates) seeking to enforce its claimed rights and seeking specific performance against the sellers of the communities (and us to the extent our rights would be affected) of those rights to acquire the communities. MHC's answer and counterclaim did not assert any other substantive claims against us. On February 14, 2013, we filed an amended complaint seeking a declaratory judgment that we have not violated, and our purchase of the communities did not violate, any rights of MHC and further seeking a judgment requiring MHC to cancel the memoranda it recorded. As of February 22, 2013, MHC had not filed an answer to our amended complaint.

We believe that MHC's claims to the communities and any other claims it may bring against us are without merit and we intend to prosecute our claims and defend any counterclaims vigorously, but there can be no assurances that the litigation will be decided favorably for us. We have indemnification rights against the sellers of the communities and their affiliates. However, there can be no assurance that the collateral securing those indemnification obligations would be sufficient to cover our losses, and the indemnity does not cover loss of our future revenue or income or loss of business reputation or opportunity. We have included the expected performance of these properties in our earnings guidance. If MHC's claim for specific performance or any other claims it may bring against us or related to the communities are successful, our financial position and results of operations could be materially adversely affected. In addition, this litigation may be costly and may also impose a significant burden on our management and employees.

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

Lease of Executive Offices. Gary A. Shiffman, together with certain family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss, one of our directors, owns a 0.75 percent indirect interest in American Center LLC. We lease approximately 48,200 rentable square feet. The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The annual base rent under the current lease is $18.61 per square foot (gross) and will remain this amount through October 31, 2014. From November 1, 2014 to August 31, 2015, the annual base rent will be $18.72 per square foot (gross) and then from September 1, 2015 to October 31, 2016, the annual base rent will be $17.92 per square foot (gross). We also have a temporary lease for $8.48 per square foot (gross)
until April 2013 for 10,500 rentable square feet. Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as our officer and/or director and their ownership interest in American Center LLC.

Loan Funding Agreement with Talmer Bank. Each of Robert H. Naftaly and Arthur A. Weiss, who serve on our board of directors, is also a director of each of Talmer Bancorp, Inc. and its primary operating subsidiary, Talmer Bank. Each of Mr. Naftaly, Mr. Weiss and Mr. Shiffman also owns less than one percent of Talmer Bancorp, Inc.'s common stock. In January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us. Each of Mr. Shiffman, Mr. Naftaly and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his capacity as a shareholder and/or director of Talmer Bancorp, Inc. and Talmer Bank.

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

Legal Counsel. During 2012, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $3.4 million, $2.5 million and $0.8 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

Preferred Stock. Our charter authorizes the Board of Directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued. In November 2012, we amended our charter to designate 3,450,000 shares of preferred stock as 7.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and issued 3,400,000 of such shares of stock. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders’ interest.

Upon the occurrence of certain change of control events, the result of which is that shares of our common stock and the common securities of the acquiring or surviving entity (or ADRs representing such securities) are not listed on the NYSE, the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of shares of Series A Preferred Stock will have the right, subject to certain limitations, to convert some or all of their shares of Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem the shares of Series A Preferred Stock. Upon such a conversion, the holders of shares of Series A Preferred Stock will be limited to a maximum number of shares of our common

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

stock. If our common stock price, as determined in accordance with our charter for these purposes, is less than $20.97, subject to adjustment, the holders will receive a maximum of 1.1925 shares of our common stock per shares of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. These features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for Sun or of delaying, deferring or preventing a change of control of Sun under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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
Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority and stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of our company (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The provisions of the MGCL relating to business combinations do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. As permitted by the statute, our board of directors has by resolution exempted Milton M. Shiffman, Robert B. Bayer, and Gary A. Shiffman, their affiliates and all persons acting in concert or as a group with the foregoing, from the business combination provisions of the MGCL and, consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and these persons. As a result, these persons may be able to enter into business combinations with us that may not be in the best interests of our stockholders without compliance by our company with the supermajority vote requirements and the other provisions of the statute.
Also, pursuant to a provision in our bylaws, we have exempted any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.
Additionally, Subtitle 8 of Title 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests. We are already subject to certain of these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election to be subject to certain provisions of Subtitle 8.

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

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

The sale of substantial amounts of our common stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability of future issuances of shares of our common stock, OP Units or other securities convertible into or exchangeable or exercisable for our common stock, could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue capital stock that is senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity or for other reasons.

Based on the applicable conversion ratios then in effect, as of February 15, 2013, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.1 million shares of our common stock in exchange for their common OP Units, up to approximately 0.5 million shares of our common stock in exchange for their Aspen preferred OP Units, up to approximately 0.1 million shares of our common stock in exchange for their Series A-3 preferred OP Units and up to approximately 1.1 million shares of our common stock in exchange for their Series A-1 preferred OP Units, although the Series A-1 preferred OP Units may not be converted into shares of common stock until December 31, 2013. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. As of February 15, 2013, options to purchase 51,450 shares of our common stock were outstanding under our 1993 Employee Stock Option Plan, our 1993 Non-Employee Director Stock Option Plan, our 2004 Non-Employee Director Option Plan and our Long-Term Incentive Plan. We currently have the authority to issue restricted stock awards or options to purchase up to an additional 600,000 shares of our common stock pursuant to our 2009 Equity Incentive Plan. In addition, we entered into an “at-the-market” Sales Agreement in May 2012 to issue and sell shares of common stock. As of February 15, 2013, our board of directors had authorized us to sell approximately an additional $88.5 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

Although demand in the U.S. improved in 2012, the U.S. macroeconomic environment remains uncertain and was the primary factor in a slowdown starting in 2008. The global economy remains unstable, and we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given the marketplace less confidence.  In particular, the financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.  The slow recovery and possible impact of automatic sequesters or a failure to raise the “debt ceiling” in the U.S., as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe, may continue to adversely impact us. The other risk factors presented in this Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. The turbulence in financial markets has accentuated each of these risks and magnified their potential effect on us. If these economic developments continue to rebound slowly or worsen, there could be an adverse impact on our access to capital, stock price and our operating results.

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness, and we may adjust our common stock dividend policy.

Our ability to make distributions on our common stock and Series A Preferred Stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or Series A Preferred Stock, to pay our indebtedness or to fund our other liquidity needs.

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
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock and Series A Preferred Stock is limited by the laws of Maryland. Under Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution, provided, however, that a Maryland corporation may make a distribution from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation's total assets would be less than its total liabilities. Accordingly, we generally may not make a distribution on our common stock or Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or, unless paid from one of the permitted sources of net earnings as described above, our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferential rights upon dissolution senior to those of our common stock or Series A Preferred Stock.
We may not be able to pay distributions upon events of default under our financing documents.

Some of our financing documents contain restrictions on distributions upon the occurrence of events of default thereunder. If such an event of default occurs, such as our failure to pay principal at maturity or interest when due for a specified period of time, we would be prohibited from making payments on our common stock and Series A Preferred Stock.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our stockholders' investment.

The stock markets, including the New York Stock Exchange (“NYSE”), on which we list our common stock and Series A Preferred Stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and Series A Preferred Stock could be similarly volatile, and investors in our common stock and Series A Preferred Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including:

•	any increases in prevailing interest rates, which may negatively affect the market for shares of our common stock or Series A Preferred Stock;

•	the market for similar securities;

•	issuances of other series or classes of preferred stock or other equity securities;

•	our operating performance and the performance of other similar companies;

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

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
Our Series A Preferred Stock has not been rated.
We have not sought to obtain a rating for our Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants and clients and personally identifiable information of our employees, in our facility and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2012, the Properties consisted of 149 manufactured housing communities, 13 RV communities, and 11 properties containing both manufactured housing and RV sites located in 19 states. As of December 31, 2012, the Properties contained an aggregate of 63,697 developed sites comprised of 52,833 developed manufactured home sites, 4,904 permanent RV sites, 5,960 transient RV sites, and approximately 6,900 additional manufactured home sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 173 Properties, 80 have more than 300 developed manufactured home sites; with the largest having 1,039 developed manufactured home sites. See "Real Estate and Accumulated Depreciation, Schedule III" for detail on Properties that are encumbered.

As of December 31, 2012, the Properties had an occupancy rate of 87.3 percent excluding transient RV sites. Since January 1, 2012, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.5 percent and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 4.9 percent. The average renewal rate for residents in our Rental Program was 60.6 percent for the year ended December 31, 2012.

We believe that our Properties’ high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many of the Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard and basketball courts and/or exercise rooms.

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern, southern, and southeastern United States. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following tables set forth certain information relating to the properties owned as of December 31, 2012. The occupancy percentage includes manufactured home sites (“MH Sites”) and permanent RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Permanent RV Sites as of 12/31/12	Transient RV Sites as of 12/31/12	Occupancy as of 12/31/12	Occupancy as of 12/31/11	Occupancy as of 12/31/10
MIDWEST
Michigan
Academy/West Pointe (1)	MH	Canton	MI	441	—	93%	88%	88%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	80%	78%	74%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	91%	87%	83%
Apple Carr Village	MH	Muskegon	MI	529	—	76%	72%	N/A
Bedford Hills Mobile Village	MH	Battle Creek	MI	339	—	72%	71%	73%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	97%	99%	98%
Brookside Village	MH	Kentwood	MI	196	—	97%	95%	N/A
Byron Center Mobile Village	MH	Byron Center	MI	143	—	89%	93%	92%
Candlewick Court	MH	Owosso	MI	211	—	70%	73%	74%
Cider Mill Crossings	MH	Fenton	MI	262	—	51%	19%	N/A
Cider Mill Village	MH	Middleville	MI	258	—	77%	67%	N/A
College Park Estates	MH	Canton	MI	230	—	77%	73%	70%
Continental Estates	MH	Davison	MI	385	—	39%	40%	38%
Continental North	MH	Davison	MI	474	—	51%	53%	54%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	90%	86%	84%
Country Hills Village	MH	Hudsonville	MI	239	—	93%	74%	N/A
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	95%	94%	91%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Permanent RV Sites as of 12/31/12	Transient RV Sites as of 12/31/12	Occupancy as of 12/31/12		Occupancy as of 12/31/11		Occupancy as of 12/31/10
Country Meadows Village	MH	Caledonia	MI	307	—	88%		77%		N/A
Countryside Village	MH	Perry	MI	359	—	61%		58%		67%
Creekwood Meadows	MH	Burton	MI	336	—	73%		65%		63%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	96%		98%		93%
Davison East	MH	Davison	MI	190	—	43%		44%		45%
Dutton Mill Village	MH	Caledonia	MI	307	—	98%		91%		N/A
East Village Estates	MH	Washington Twp.	MI	708	—	93%		N/A		N/A
Falcon Pointe	MH	East Lansing	MI	142	—	13%	(2)	13%	(2)	15%	(2)
Fisherman’s Cove	MH	Flint	MI	162	—	91%		87%		87%
Grand Mobile Estates	MH	Grand Rapids	MI	230	—	72%		75%		73%
Hamlin	MH	Webberville	MI	209	—	83%	(3)	75%	(3)	73%	(3)
Hickory Hills Village	MH	Battle Creek	MI	283	—	94%		84%		N/A
Hidden Ridge RV Resort	RV	Hopkins	MI	—	276	N/A		N/A		N/A
Holiday West Village	MH	Holland	MI	341	—	99%		93%		N/A
Holly Village/Hawaiian Gardens (1)	MH	Holly	MI	425	—	96%		98%		98%
Hunters Crossing	MH	Capac	MI	114	—	89%		N/A		N/A
Hunters Glen	MH	Wayland	MI	280	—	69%	(2)	63%	(2)	59%	(2)
Kensington Meadows	MH	Lansing	MI	290	—	96%		90%		85%
Kings Court Mobile Village	MH	Traverse City	MI	639	—	100%		100%		98%
Knollwood Estates	MH	Allendale	MI	161	—	89%		82%		81%
Lafayette Place	MH	Metro Detroit	MI	254	—	68%		66%		65%
Lakeview	MH	Ypsilanti	MI	392	—	98%		97%		93%
Leisure Village	MH	Belmont	MI	237	—	100%		97%		N/A
Lincoln Estates	MH	Holland	MI	191	—	93%		92%		85%
Meadow Lake Estates	MH	White Lake	MI	425	—	92%		88%		84%
Meadowbrook Estates	MH	Monroe	MI	453	—	92%		92%		92%
Northville Crossings	MH	Northville	MI	756	—	82%		N/A		N/A
Oak Island Village	MH	East Lansing	MI	250	—	95%		84%		N/A
Pinebrook Village	MH	Grand Rapids	MI	185	—	93%		91%		N/A
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	95%		90%		88%
Richmond Place	MH	Metro Detroit	MI	117	—	83%		84%		83%
River Haven Village	MH	Grand Haven	MI	721	—	60%		60%		57%
Rudgate Clinton	MH	Clinton Township	MI	667	—	90%		N/A		N/A
Rudgate Manor	MH	Sterling Heights	MI	931	—	89%		N/A		N/A
Scio Farms Estates	MH	Ann Arbor	MI	913	—	95%		94%		93%
Sheffield Estates	MH	Auburn Hills	MI	228	—	96%		98%		98%
Sherman Oaks	MH	Jackson	MI	366	—	72%		74%		72%
Silver Springs	MH	Clinton Township	MI	546	—	89%		N/A		N/A
Southwood Village	MH	Grand Rapids	MI	394	—	97%		94%		N/A
St. Clair Place	MH	Metro Detroit	MI	100	—	75%		75%		74%
Sunset Ridge	MH	Portland Township	MI	190	—	95%		96%		95%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Permanent RV Sites as of 12/31/12	Transient RV Sites as of 12/31/12	Occupancy as of 12/31/12		Occupancy as of 12/31/11		Occupancy as of 12/31/10
Sycamore Village	MH	Mason	MI	396	—	91%		85%		N/A
Tamarac Village	MH	Ludington	MI	293	—	98%		95%		N/A
Tamarac Village	RV	Ludington	MI	108	9	100%	(5)	100%	(5)	N/A
Timberline Estates	MH	Grand Rapids	MI	296	—	87%		83%		80%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99%		98%		98%
Village Trails	MH	Howard City	MI	100	—	97%		97%		92%
Warren Dunes Village	MH	Bridgman	MI	188	—	91%		77%		N/A
Waverly Shores Village	MH	Holland	MI	326	—	100%		97%		N/A
West Village Estates	MH	Romulus	MI	628	—	93%		N/A		N/A
White Lake Mobile Home Village	MH	White Lake	MI	315	—	98%		96%		98%
White Oak Estates	MH	Mt. Morris	MI	480	—	65%		66%		68%
Windham Hills Estates	MH	Jackson	MI	402	—	78%	(3)	77%	(3)	70%	(3)
Windsor Woods Village	MH	Wayland	MI	314	—	83%		78%		N/A
Woodhaven Place	MH	Metro Detroit	MI	220	—	97%		98%		95%
Michigan Total				24,096	285	85%		81%		79%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	65%		66%		64%
Carrington Pointe	MH	Ft. Wayne	IN	320	—	80%	(3)	80%	(3)	79%	(3)
Clear Water Mobile Village	MH	South Bend	IN	227	—	82%		77%		73%
Cobus Green Mobile Home Park	MH	Elkhart	IN	386	—	66%		66%		64%
Deerfield Run	MH	Anderson	IN	175	—	62%	(3)	61%	(3)	64%	(3)
Four Seasons	MH	Elkhart	IN	218	—	86%		82%		80%
Holiday Mobile Home Village	MH	Elkhart	IN	326	—	71%		75%		75%
Liberty Farms	MH	Valparaiso	IN	220	—	99%		98%		98%
Maplewood	MH	Lawrence	IN	207	—	67%		69%		70%
Meadows	MH	Nappanee	IN	330	—	51%		50%		51%
Pebble Creek (4)	MH	Greenwood	IN	257	—	98%		93%		89%
Pine Hills	MH	Middlebury	IN	129	—	87%		91%		88%
Roxbury Park	MH	Goshen	IN	398	—	88%		84%		85%
Timberbrook	MH	Bristol	IN	567	—	52%		55%		56%
Valley Brook	MH	Indianapolis	IN	798	—	53%		54%		53%
West Glen Village	MH	Indianapolis	IN	552	—	76%		72%		71%
Woodlake Estates	MH	Ft. Wayne	IN	338	—	57%		53%		50%
Woods Edge Mobile Village	MH	West Lafayette	IN	598	—	52%	(3)	52%	(3)	53%	(3)
Indiana Total				6,616	—	68%		67%		66%

Ohio
Apple Creek Manufactured Home Community and Self Storage	MH	Amelia	OH	176	—	95%		95%		100%
Byrne Hill Village	MH	Toledo	OH	236	—	88%		91%		86%
Catalina	MH	Middletown	OH	462	—	59%		59%		56%
East Fork (4)	MH	Batavia	OH	215	—	99%		97%		94%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Permanent RV Sites as of 12/31/12	Transient RV Sites as of 12/31/12	Occupancy as of 12/31/12		Occupancy as of 12/31/11		Occupancy as of 12/31/10
Oakwood Village	MH	Miamisburg	OH	511	—	96%		92%		89%
Orchard Lake	MH	Milford	OH	147	—	98%		97%		96%
Westbrook Senior Village	MH	Toledo	OH	112	—	99%		96%		98%
Westbrook Village	MH	Toledo	OH	344	—	96%		96%		95%
Willowbrook Place	MH	Toledo	OH	266	—	87%		91%		95%
Woodside Terrace	MH	Holland	OH	439	—	83%		79%		82%
Worthington Arms	MH	Lewis Center	OH	224	—	96%		98%		96%
Ohio Total				3,132	—	88%		87%		86%

SOUTH
Texas
Blazing Star	RV	San Antonio	TX	—	260	N/A		N/A		N/A
Boulder Ridge	MH	Pflugerville	TX	526	—	98%		95%		79%
Branch Creek Estates	MH	Austin	TX	392	—	100%		99%		100%
Casa del Valle	MH	Alamo	TX	120	—	100%		100%		100%
Casa del Valle	RV	Alamo	TX	98	178	100%	(5)	100%	(5)	100%	(5)
Chisholm Point Estates	MH	Pflugerville	TX	417	—	99%		99%		100%
Comal Farms (4)	MH	New Braunfels	TX	350	—	97%		99%		91%
Kenwood RV and Mobile Home Plaza	MH	LaFeria	TX	41	—	100%		100%		100%
Kenwood RV and Mobile Home Plaza	RV	LaFeria	TX	43	196	100%	(5)	100%	(5)	100%	(5)
Oak Crest	MH	Austin	TX	335	—	99%		98%		88%
Pecan Branch	MH	Georgetown	TX	69	—	93%		91%		99%
Pine Trace	MH	Houston	TX	403	—	99%		98%		98%
River Ranch (4)	MH	Austin	TX	266	—	79%	(3)	98%		99%
River Ridge	MH	Austin	TX	515	—	97%		74%	(3)	99%
Saddle Brook	MH	Austin	TX	260	—	97%		98%		87%
Snow to Sun	MH	Weslaco	TX	184	—	99%		100%		100%
Snow to Sun	RV	Weslaco	TX	132	159	100%	(5)	100%	(5)	100%	(5)
Stonebridge (4)	MH	San Antonio	TX	335	—	99%		99%		98%
Summit Ridge (4)	MH	Converse	TX	369	—	67%		98%		98%
Sunset Ridge (4)	MH	Kyle	TX	170	—	99%		98%		100%
Woodlake Trails (4)	MH	San Antonio	TX	227	—	70%	(3)	98%		97%
Texas Total				5,252	793	94%		96%		95%

SOUTHEAST
Florida
Arbor Terrace RV Park	RV	Bradenton	FL	153	242	100%	(5)	98%	(5)	99%	(5)
Ariana Village Mobile Home Park	MH	Lakeland	FL	208	—	92%		92%		92%
Blueberry Hill	RV	Bushnell	FL	24	381	100%	(5)	N/A		N/A
Buttonwood Bay	MH	Sebring	FL	407	—	100%		100%		100%
Buttonwood Bay	RV	Sebring	FL	376	157	100%	(5)	98%	(5)	99%	(5)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Permanent RV Sites as of 12/31/12	Transient RV Sites as of 12/31/12	Occupancy as of 12/31/12		Occupancy as of 12/31/11		Occupancy as of 12/31/10
Club Naples	RV	Naples	FL	114	191	100%	(5)	99%	(5)	N/A
Gold Coaster	MH	Homestead	FL	453	92	99%	(5)	100%	(5)	100%	(5)
Grand Lakes	RV	Citra	FL	37	364	100%	(5)	N/A		N/A
Groves RV Resort	RV	Ft. Myers	FL	153	124	100%	(5)	99%	(5)	99%	(5)
Holly Forest Estates	MH	Holly Hill	FL	402	—	99%		99%		100%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100%		99%		100%
Indian Creek Park	RV	Ft. Myers Beach	FL	961	125	100%	(5)	99%	(5)	99%	(5)
Island Lakes	MH	Merritt Island	FL	301	—	100%		99%		100%
Kings Lake	MH	Debary	FL	245	—	99%		96%		97%
Lake Juliana Landings	MH	Auburndale	FL	274	—	98%		97%		98%
Lake San Marino RV Park	RV	Naples	FL	185	224	100%	(5)	96%	(5)	98%	(5)
Meadowbrook Village	MH	Tampa	FL	257	—	100%		100%		100%
Naples RV Resort	RV	Naples	FL	32	134	100%	(5)	94%	(5)	N/A
North Lake	RV	Moore Haven	FL	173	98	100%	(5)	100%	(5)	N/A
Orange City RV Resort	MH	Orange City	FL	4	—	100%		100%		N/A
Orange City RV Resort	RV	Orange City	FL	181	340	100%	(5)	100%	(5)	N/A
Orange Tree Village	MH	Orange City	FL	246	—	99%		100%		99%
Rainbow RV Resort	MH	Frostproof	FL	37	—	100%		N/A		N/A
Rainbow RV Resort	RV	Frostproof	FL	128	333	100%	(5)	N/A		N/A
Royal Country	MH	Miami	FL	864	—	100%		100%		100%
Saddle Oak Club	MH	Ocala	FL	376	—	99%		99%		99%
Siesta Bay RV Park	RV	Ft. Myers Beach	FL	715	82	100%	(5)	98%	(5)	99%	(5)
Silver Star Mobile Village	MH	Orlando	FL	406	—	98%		98%		99%
Tampa East	MH	Dover	FL	31	—	100%		100%		100%
Tampa East	RV	Dover	FL	193	476	100%	(5)	96%	(5)	99%	(5)
Three Lakes	RV	Hudson	FL	124	184	100%	(5)	N/A		N/A
Water Oak Country Club Estates	MH	Lady Lake	FL	1,039	—	99%		100%		99%
Florida Total				9,452	3,547	99%		99%		99%

OTHER
Autumn Ridge	MH	Ankeny	IA	413	—	99%		100%		100%
Bell Crossing	MH	Clarksville	TN	239	—	79%	(3)	72%	(3)	64%	(3)
Candlelight Village	MH	Chicago Heights	IL	309	—	97%		99%		95%
Cave Creek	MH	Evans	CO	289	—	99%		91%		76%	(2)
Countryside Atlanta	MH	Lawrenceville	GA	271	—	100%	(6)	100%	(6)	99%	(6)
Countryside Gwinnett	MH	Buford	GA	331	—	98%		96%		94%
Countryside Lake Lanier	MH	Buford	GA	548	—	86%		84%		83%
Creekside (4)	MH	Reidsville	NC	45	—	62%	(2)	64%	(2)	67%	(2)
Desert View Village	MH	West Wendover	NV	93	—	44%	(2)	47%	(2)	48%	(2)
Eagle Crest	MH	Firestone	CO	441	—	99%		94%		76%	(2)
Edwardsville	MH	Edwardsville	KS	634	—	70%		69%		67%
Forest Meadows	MH	Philomath	OR	75	—	100%		99%		100%
Glen Laurel (4)	MH	Concord	NC	260	—	77%	(2)	67%	(2)	61%	(2)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Permanent RV Sites as of 12/31/12	Transient RV Sites as of 12/31/12	Occupancy as of 12/31/12		Occupancy as of 12/31/11		Occupancy as of 12/31/10
High Pointe	MH	Frederica	DE	411	—	96%		93%		92%
Lake In Wood	RV	Narvon	PA	—	425	N/A		N/A		N/A
Meadowbrook (4)	MH	Charlotte	NC	177	—	99%		99%		98%
North Point Estates	MH	Pueblo	CO	108	—	84%	(2)	76%	(2)	63%	(2)
Palm Creek	MH	Casa Grande	AZ	118	—	97%		N/A		N/A
Palm Creek	RV	Casa Grande	AZ	838	907	100%		N/A		N/A
Pheasant Ridge	MH	Lancaster	PA	553	—	100%		100%		100%
Pin Oak Parc	MH	O’Fallon	MO	502	—	83%		82%		82%
Pine Ridge	MH	Petersburg	VA	245	—	97%		98%		98%
Sea Air	MH	Rehoboth Beach	DE	372	—	100%		100%		99%
Sea Air	RV	Rehoboth Beach	DE	136	3	100%	(5)	100%	(5)	100%	(5)
Southfork	MH	Belton	MO	474	—	61%		62%		65%
Sun Villa Estates	MH	Reno	NV	324	—	98%		100%		99%
Timber Ridge	MH	Ft. Collins	CO	585	—	100%		98%		95%
Woodland Park Estates	MH	Eugene	OR	398	—	100%		100%		98%
Other Total				9,189	1,335	91%		89%		86%

TOTAL / AVERAGE				57,737	5,960	87%		85%		84%

(1) Properties have two licenses but operate as one community.
(2) Occupancy in these Properties reflects the fact that these communities are ground-up developments and have not reached full occupancy.
(3) Occupancy in these Properties reflects the fact that these communities are in a lease-up phase following an expansion.
(4) This Property is owned by an affiliate of SunChamp LLC, a joint venture that owns 11 of our consolidated manufactured home communities, in which we own approximately a 79.5 percent equity interest as of December 31, 2012.
(5) Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident. A developed site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.
(6) The number of developed sites and occupancy percentage at this Property includes sites that have been covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this Property.

SUN COMMUNITIES, INC.

ITEM 3.    LEGAL PROCEEDINGS

On February 8, 2013, we acquired ten RV communities and associated assets from Gwynns Island RV Resort LLC, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC, Wagon Wheel Maine LLC, Westward Ho RV Resort LLC and Wild Acres LLC (collectively, the "Contributors") for a purchase price of $112.8 million, subject to certain adjustments and pro-rations. See Note 2 of our financial statements. MHC recorded a “Memorandum of Agreement for an Option to Acquire the Properties” against some or all of the communities and we closed this transaction with knowledge of those memoranda. MHC had also asserted that we improperly interfered with their purported contract rights with respect to the communities. The Contributors and their affiliates Ideal Private Resorts LLC, Robert C. Morgan, Robert Moser, Robyn Morgan and Herbert Morgan, jointly and severally, have agreed to indemnify us against any and all liabilities and expenses relating to any claims by MHC with respect to the communities or the transaction, subject to certain limitations. The indemnity obligations are secured by certain assets of the indemnitors and their affiliates. On December 26, 2012, we filed a complaint in the Oakland County (Michigan) Circuit Court against MHC, the Contributors and certain of their affiliates seeking declaratory relief concerning MHC's assertion of rights with respect to the communities and MHC's claim against us. On January 23, 2013, MHC filed an answer and counterclaim (and cross claim against the Contributors and certain of their affiliates) seeking to enforce its claimed rights and seeking specific performance against the Contributors (and us to the extent our rights would be affected) of those rights to acquire the communities. MHC's answer and counterclaim did not assert any other substantive claims against us. On February 14, 2013, we filed an amended complaint seeking a declaratory judgment that we have not violated, and our purchase of the communities did not violate, any rights of MHC and further seeking a judgment requiring MHC to cancel the memoranda it recorded. As of February 22, 2013, MHC had not filed an answer to our amended complaint.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2012	High	Low	Distributions
1st Quarter	$43.90	$35.06	$0.63
2nd Quarter	44.68	39.15	0.63
3rd Quarter	47.84	43.37	0.63
4th Quarter	44.64	36.15	0.63	(a)

Year Ended December 31, 2011	High	Low	Distributions
1st Quarter	$35.73	$31.85	$0.63
2nd Quarter	40.21	35.01	0.63
3rd Quarter	40.00	30.49	0.63
4th Quarter	39.45	33.00	0.63	(b)

 (a) Paid on January 18, 2013, to stockholders of record on December 31, 2012
(b) Paid on January 20, 2012, to stockholders of record on December 31, 2011

SUN COMMUNITIES, INC.

On February 15, 2013, the closing share price of our common stock was $45.69 per share on the NYSE, and there were 245 holders of record for the 31,642,521 million outstanding shares of common stock. On February 15, 2013, the Operating Partnership had (i) 2,069,322 common OP Units issued and outstanding which were convertible into an equal number of shares of our common stock, (ii) 1,325,275 Aspen preferred OP Units issued and outstanding which were exchangeable for 526,212 shares of our common stock, (iii) 455,476 Series A-1 preferred OP Units issued and outstanding which on or after December 31, 2013 will be exchangeable for 1,111,361 shares of our common stock and (iv) 40,267.50 Series A-3 preferred OP Units issued and outstanding which were exchangeable for 74,918 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP Units. In addition, we are obligated to make distributions to holders of shares of Series A Preferred Stock, Aspen preferred OP Units, Series A-1 preferred OP Units, Series A-3 preferred OP Units and Series B-3 preferred OP Units. See “Structure of the Company” under Item 1 above. Our ability to make distributions on our common and preferred stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay dividends on shares of our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	55,950	29.19	763,400
Equity compensation plans not approved by shareholders	—	—	—
Total	55,950	29.19	763,400

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this program during 2012. There is no expiration date specified for the buyback program.

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

Holders of common OP Units have converted 2,400 units, 10,249 units and 57,881 units to common stock for the years ended December 31, 2012, 2011 and 2010, respectively.

In February 2013, our Operating Partnership issued 40,267.50 Series A-3 preferred OP Units in connection with our acquisition of ten RV communities. See Note 2 to our financial statements for other consideration paid in the transaction. The Series A-3 preferred OP Units are convertible, but not redeemable. The holders of the Series A-3 preferred OP Units can convert each Series A-3 preferred OP Unit at any time, subject to certain contractual restrictions contained in the acquisition agreements, into 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The Series A-3 preferred OP Unit holders receive an annual preferred return of 4.5%.

In June, 2011, our Operating Partnership issued 455,476 Series A-1 preferred OP Units in connection with our acquisition of the Kentland Communities ("Kentland"). See Note 2 to our financial statements for other consideration paid in the transaction. The

SUN COMMUNITIES, INC.

Series A-1 preferred OP Units are convertible, but not redeemable. The holders of the Series A-1 preferred OP Units can convert each Series A-1 preferred OP Units at any time after December 31, 2013 into 2.439 shares of common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The Series A-1 preferred OP Unit holders receive an annual preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.

All of the securities described above were issued in private placements in reliance on Section 4a(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2012. This line graph assumes a $100 investment on December 31, 2007, a reinvestment of dividends and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Return Performance
Sun Communities, Inc.
SNL US REIT Residential
NYSE Market Index
SUI Peer Group Index
Index Value
400
350
300
250
200
150
100
50
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	As of December 31,
Index	2007	2008	2009	2010	2011	2012
Sun Communities, Inc.	100.00	77.22	129.38	240.63	287.93	333.62
SNL US REIT Residential	100.00	74.56	100.03	146.93	168.3	179.07
NYSE Market Index	100.00	60.85	78.24	88.88	85.62	99.45
SUI Peer Group Index	100.00	77.39	101.56	144.45	166.76	180.26

SUN COMMUNITIES, INC.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that is made on, before or after the date of filing of this Form 10-K.

SUN COMMUNITIES, INC.

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

	Years Ended December 31,
	2012	2011	2010 (a)	2009 (a)	2008 (a)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$339,616	$289,185	$265,970	$259,021	$255,404
Net income (loss) attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations	4,958	(1,086)	(2,883)	(6,099)	(29,209)
Net income (loss)	4,958	(1,086)	(2,883)	(6,302)	(34,448)
Income (loss) from continuing operations per share - basic and diluted	$0.18	$(0.05)	$(0.15)	$(0.33)	$(1.61)

Cash dividends declared per common share (b)	$2.52	$3.15	$2.52	$2.52	$2.52

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$2,177,305	$1,794,605	$1,580,544	$1,565,700	$1,549,339
Total assets	1,754,117	1,367,974	1,165,342	1,184,234	1,209,683
Total debt and lines of credit	1,453,501	1,397,225	1,258,139	1,253,907	1,229,571
Total stockholders’ equity (deficit)	212,990	(100,655)	(132,384)	(111,308)	(59,882)

OTHER FINANCIAL DATA:
Net operating income (NOI) (c) from:
Real property operations	$167,715	$146,876	$135,222	$131,131	$130,222
Home sales and home rentals	18,677	12,954	12,981	13,410	12,051

Funds from operations (FFO) (c)	$92,409	$73,691	$62,765	$56,073	$26,903
Adjustment to FFO	4,296	1,564	874	3,419	30,127
FFO excluding certain items	$96,705	$75,255	$63,639	$59,492	$57,030

FFO per share excluding certain items - fully diluted	$3.19	$3.13	$2.97	$2.86	$2.78

(a)
Financial information has been restated to reflect the reclassification of our cable television service business as a discontinued operation. Additionally, financial information has been restated to reflect certain reclassifications in prior periods to conform to current period presentation.

(b)	In 2011, we paid $2.52 in cash dividends per common share and declared $3.15 in dividends per common share.

(c)	Refer to Item 7, Supplemental Measures, for information regarding the presentation of the net operating income (“NOI”) financial measure and funds from operations (“FFO”) financial measure.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K.

EXECUTIVE SUMMARY

We are a fully integrated, self-administered and self-managed REIT. We own, operate, and develop manufactured housing and RV communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2012, we owned and operated a portfolio of 173 developed properties located in 19 states, including 149 manufactured housing communities, 13 RV communities, and 11 properties containing both manufactured housing and RV sites.

We are have been in the business of acquiring, operating, developing and expanding manufactured housing and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

Property Operations:

Portfolio Information:	Years Ended December 31,
	2012	2011	2010
Occupancy % - Total Portfolio - MH and Perm RV	87.3%	85.3%	84.3%
Occupancy % - Same Site - MH and Perm RV	86.3%	85.5%	84.3%
Funds from operations excluding certain items(1)	$3.19	$3.13	$2.97
NOI(1) - Total Portfolio	$167,715	$146,876	$135,222
NOI(1) - Same Site	$147,821	$140,058	$135,222
Homes Sold	1,742	1,439	1,375
Number of Occupied Rental Homes	8,110	7,047	6,141

(1)	Refer to Item 7, Supplemental Measures, for information regarding the presentation of the NOI financial measure and funds from operations excluding certain items financial measure.

Our same site properties continue to achieve revenue and occupancy increases which drive continued NOI growth. Home sales are at their historical high and we expect to continue to increase the number of homes sold in our portfolio.

Acquisition Activity:

We acquired seven manufactured housing communities comprised of 4,350 developed sites, five RV communities comprised of 1,799 developed sites, and two communities with both manufactured housing and RV sites comprised of 2,361 developed sites for an aggregate purchase price of approximately $249.3 million, net of approximately $62.8 million of assumed debt encumbering six of the acquired properties.

Besides the noted activity in 2012, we acquired 23 communities, or $121.9 million of Properties, net of assumed debt in 2011. We continue to experience an active pipeline of acquisition opportunities and will seek to enhance the growth of the company through continued selective acquisitions.

Development Activity:

We expanded 354 sites at three properties in 2012.

We continue to expand our properties and expect to construct approximately 1,300 to 1,400 additional sites in 2013, located primarily in Texas and Colorado which have current occupancies in excess of 95 percent.

SUN COMMUNITIES, INC.

Capital Activity:

We closed two underwritten registered public offerings totaling 7.6 million shares of common stock with net proceeds of approximately $289.7 million after deducting offering related expenses.

We closed an underwritten registered public offering of 3.4 million shares of Series A Preferred Stock with net proceeds of approximately $82.2 million after deducting offering related expenses.

Proceeds from capital raises allowed for not only the acquisition of properties but also, strengthening our balance sheet by taking measured steps to de-lever our assets. We have improved our leverage and coverage ratios and may opportunistically access capital markets to improve liquidity and further improve credit metrics in the future.

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

SUN COMMUNITIES, INC.

Notes and Other Receivables

We provide financing to purchasers of manufactured homes generally located in our communities. The notes are collateralized by the underlying manufactured home sold. Notes receivable include both installment loans retained by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables (See Note 5 to our financial statements for additional information). For purposes of accounting policy, all notes receivable are considered one homogeneous segment, as the notes are typically underwritten using the same requirements and terms. Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss. Interest income is accrued based upon the unpaid principal balance of the loans.

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2012 and 2011. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 6 to our financial statements for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the notes receivables for impairments. No loans were considered impaired as of December 31, 2012 and 2011.

We evaluate the credit quality of our notes receivable at the inception of the receivable. We consider the following factors in order to determine the credit quality of the applicant - rental payment history; home debt to income ratio; total debt to income ratio; length of employment; previous landlord references; and FICO scores.

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

SUN COMMUNITIES, INC.

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

Derivative Instruments and Hedging Activities

We have three derivative contracts consisting of one interest rate swap agreement with a total notional amount of $20.0 million, and two interest rate cap agreements with an aggregate notional amount of $162.4 million as of December 31, 2012. We do not enter into derivative instruments for speculative purposes. For those hedges that qualify for cash flow hedge accounting, we adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income (loss), as appropriate. The ineffective portion of these hedges are immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The effective portion of these hedges are recorded in accumulated other comprehensive income (loss). We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

Income Taxes

We have elected to be taxed as a REIT as defined under Section 856(c) of the Code. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level if we distribute at least ninety percent (90%) of our REIT ordinary taxable income to our stockholders. From the time we started paying dividends, we have distributed greater than 100% of our taxable income to our shareholders and intend to continue to do so for the foreseeable future. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We remain subject to certain state and local taxes on our income and property as well as Federal income and excise taxes on our undistributed income.

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

SUN COMMUNITIES, INC.

for disclosing information about fair value measurements.   The updated guidance in ASC Topic 820 is effective during interim and annual periods beginning after December 15, 2011.  Early adoption was not permitted.  The adoption of this guidance did not have any impact on our results of operations or financial condition.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with GAAP, we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues minus property operating and maintenance expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income (loss) attributable to Sun Communities, Inc. is included in “Results of Operations” below.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income (loss), and FFO to FFO excluding certain items are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Years Ended December 31, 2012 and 2011”.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$255,761	$223,613	$32,148	14.4%
Property operating expenses:
Payroll and benefits	19,410	16,503	2,907	17.6%
Legal, taxes, & insurance	3,216	3,200	16	0.5%
Utilities	29,445	25,146	4,299	17.1%
Supplies and repair	10,085	8,852	1,233	13.9%
Other	6,683	5,489	1,194	21.8%
Real estate taxes	19,207	17,547	1,660	9.5%
Property operating expenses	88,046	76,737	11,309	14.7%
Real Property NOI	$167,715	$146,876	$20,839	14.2%

	As of December 31,
Other Information	2012	2011	Change
Number of properties	173	159	14
Developed sites	63,697	54,811	8,886
Occupied sites (1) (2)	50,412	44,204	6,208
Occupancy % (1)	87.3%	85.3%	2.0%
Weighted average monthly site rent - MH (3)	$434	$420	$14
Weighted average monthly site rent - Permanent RV (3)	$406	$418	(12)
Sites available for development	6,969	6,443	526

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude transient RV sites.

(2)	Occupied sites include 4,814 sites acquired during 2011 and 5,139 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and permanent RV sites and excludes transient RV sites.

Real Property NOI increased $20.8 million, from $146.9 million to $167.7 million or 14.2 percent. The growth in NOI is primarily due to $13.0 million from newly acquired properties and $7.8 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the years ended December 31, 2012 and 2011.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$207,849	$198,806	$9,043	4.5%
Property operating expenses:
Payroll and benefits	15,766	15,414	352	2.3%
Legal, taxes, & insurance	2,652	2,993	(341)	(11.4)%
Utilities	11,288	11,004	284	2.6%
Supplies and repair	8,428	8,163	265	3.2%
Other	5,737	5,119	618	12.1%
Real estate taxes	16,157	16,055	102	0.6%
Property operating expenses	60,028	58,748	1,280	2.2%
Real Property NOI	$147,821	$140,058	$7,763	5.5%

	As of December 31,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	48,222	47,850	372
Occupied sites (1)	39,860	39,230	630
Occupancy % (1) (2)	86.7%	85.8%	0.9%
Weighted average monthly rent per site - MH (3)	$437	$425	$12
Weighted average monthly rent per site - Permanent RV (3)	$453	$431	22
Sites available for development	4,908	5,247	(339)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and permanent RV sites and excludes transient RV sites.

Real Property NOI increased $7.8 million, from $140.1 million to $147.8 million, or 5.5 percent. The growth in NOI is primarily due to increased revenues of $9.0 million partially offset by an $1.2 million increase in expenses.

Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $9.0 million, from $198.8 million to $207.8 million, or 4.5 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and RV portfolio increased $9.5 million due to average rental rate increases of 2.8 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues decreased $0.5 million due to a decrease in cable television royalties and utility income partially offset by an increase in other charges and fees.

Property operating expenses increased $1.2 million, from $58.8 million to $60.0 million, or 2.2 percent. Other expenses increased $0.6 million primarily due to increased operational meeting expenses, general office expenses, security service expenses, regional manager travel expenses and resident relations expenses. Payroll and benefits increased by $0.4 million due to increased salaries partially offset by decreased health and life insurance costs. Supplies and repairs increased $0.2 million primarily due to increased lawn services and community maintenance expenses. Utilities expenses increased $0.2 million primarily due to increased cable, telephone and internet expenses. Real estate taxes increased $0.1 million. These increases were offset by a $0.3 million decrease in property insurance expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2012 and 2011 (in thousands, except for certain items marked with *):

	Years Ended December 31,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$26,589	$22,290	$4,299	19.3%
Site rent from Rental Program (1)	38,636	31,897	6,739	21.1%
Rental Program revenue	65,225	54,187	11,038	20.4%
Expenses
Commissions	2,207	1,908	299	15.7%
Repairs and refurbishment	9,002	8,080	922	11.4%
Taxes and insurance	3,467	3,100	367	11.8%
Marketing and other	3,465	3,108	357	11.5%
Rental Program operating and maintenance	18,141	16,196	1,945	12.0%
Rental Program NOI	$47,084	$37,991	$9,093	23.9%
Other Information
Number of occupied rentals, end of period*	8,110	7,047	1,063	15.1%
Investment in occupied rental homes	$287,261	$237,383	$49,878	21.0%
Number of sold rental homes*	953	789	164	20.8%
Weighted average monthly rental rate*	$782	$756	$26	3.4%

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

Rental Program NOI increased $9.1 million from $38.0 million to $47.1 million, or 23.9 percent, due to increased revenues of $11.0 million, offset by increased expenses of $1.9 million. Revenues increased $11.0 million primarily due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $1.9 million was due to several factors.  Refurbishment costs for occupant turnover increased $0.5 million, personal property and use taxes increased $0.4 million due to the additional homes and occupants in the program, bad debt expenses increased $0.4 million, and repair costs on occupied home rentals increased $0.4 million. Commissions increased $0.3 million due to the increased number of new leases. These increases are partially offset by a $0.1 million decrease in advertising costs.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2012 and 2011 (in thousands, except for statistical information):

	Years Ended December 31,
Financial Information	2012	2011	Change	% Change
New home sales	$5,380	$2,062	$3,318	> 100%
Pre-owned home sales	39,767	30,190	9,577	31.7%
Revenue from homes sales	45,147	32,252	12,895	40.0%
New home cost of sales	4,553	1,700	2,853	> 100%
Pre-owned home cost of sales	30,365	23,692	6,673	28.2%
Cost of home sales	34,918	25,392	9,526	37.5%
NOI / Gross profit	$10,229	$6,860	$3,369	49.1%

Gross profit – new homes	827	362	465	>100%
Gross margin % – new homes	15.4%	17.6%	(2.2)%	(12.5)%
Gross profit – pre-owned homes	9,402	6,498	2,904	44.7%
Gross margin % – pre-owned homes	23.6%	21.5%	2.1%	9.8%

Statistical Information
Home sales volume:
New home sales	76	28	48	> 100%
Pre-owned home sales	1,666	1,411	255	18.1%
Total homes sold	1,742	1,439	303	21.1%

Home Sales NOI increased $3.3 million, from $6.9 million to $10.2 million, or 49.1 percent. Gross profit on new home sales increased from $0.4 million to $0.8 million and gross profit on pre-owned home sales increased from $6.5 million to $9.4 million primarily due to increased sales volume.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $1.1 million, from $11.0 million to $12.1 million, or 10.0 percent.  This was primarily due to an increase in interest income of $0.9 million from collateralized receivables, a $0.5 million increase in interest income from installment note receivables, a $0.1 million increase from gain on sale of land, a $0.1 million decrease in the adjustment to our loan loss reserve, and a $0.5 million decrease in management fees and other miscellaneous income.

Real Property general and administrative costs increased $0.3 million, from $19.7 million to $20.0 million, or 1.5 percent, due to an increase in training and recruiting expenses of $0.5 million, an increase in rent of $0.2 million, and an increase of $0.1 million in each of the following categories: travel, software support and maintenance costs, hardware maintenance costs, licenses and dues, contributions, entertainment and various miscellaneous expenses. These increases were partially offset by a decrease in corporate insurance and legal expenses of $0.4 million and payroll costs of $0.7 million.

Home Sales and Rentals general and administrative costs increased $0.9 million, from $8.1 million to $9.0 million, or 9.8 percent, due to increased salary, commission and bonus costs.

Acquisition related costs increased $2.3 million. These costs have been incurred for both completed and potential acquisitions (See Note 2 of our financial statements).

Depreciation and amortization costs increased $15.5 million, from $74.2 million to $89.7 million, or 20.9 percent, due to increased depreciation on investment property for use in our Rental Program of $4.9 million and increased other depreciation and amortization of $10.6 million primarily due to the newly acquired properties (See Note 2 of our financial statements).

Interest expense on debt, including interest on mandatorily redeemable debt, increased $3.2 million, from $67.9 million to $71.2 million, or 4.7 percent, due to an increase in expense associated with our secured borrowing arrangements of $0.9 million, an increase of $4.2 million in our mortgage interest due to debt associated with the acquired properties (see Note 2 of our financial statements) and a higher rate on our FNMA debt and an increase of $0.1 million in amortized financing costs, offset by a decrease of $2.0 million in interest on our lines of credit.

Distributions from affiliate increased $1.8 million, from $2.1 million to $3.9 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2012 and 2011 is dividend income. See Note 7 of our financial statements.

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$223,613	$204,498	$19,115	9.3%
Property operating expenses:
Payroll and benefits	16,503	15,249	1,254	8.2%
Legal, taxes, & insurance	3,200	2,934	266	9.1%
Utilities	25,146	22,879	2,267	9.9%
Supplies and repair	8,852	7,597	1,255	16.5%
Other	5,489	4,335	1,154	26.6%
Real estate taxes	17,547	16,282	1,265	7.8%
Property operating expenses	76,737	69,276	7,461	10.8%
Real Property NOI	$146,876	$135,222	$11,654	8.6%

	As of December 31,
Other Information	2011	2010	Change
Number of properties	159	136	23
Developed sites	54,811	47,683	7,128
Occupied sites (1) (2)	44,204	38,498	5,706
Occupancy % (1)	85.3%	84.3%	1.0%
Weighted average monthly site rent - MH (3)	$420	$413	$7
Weighted average monthly site rent - Permanent RV (3)	$418	$422	$(4)
Sites available for development	6,443	5,939	504

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites and exclude transient RV sites.

(2)	Occupied sites include 4,814 sites acquired during 2011.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes transient recreational vehicle sites.

Real Property NOI increased $11.7 million, from $135.2 million to $146.9 million or 8.6 percent. The growth in NOI is primarily due to $6.9 million from newly acquired properties and $4.8 million from same site properties as detailed below.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
Financial Information (in thousands)	2011	2010	Change	% Change
Income from Real Property	$198,806	$193,070	$5,736	3.0%
Property operating expenses:
Payroll and benefits	15,414	15,250	164	1.1%
Legal, taxes, & insurance	2,993	2,934	59	2.0%
Utilities	11,004	11,451	(447)	(3.9)%
Supplies and repair	8,163	7,597	566	7.5%
Other	5,119	4,334	785	18.1%
Real estate taxes	16,055	16,282	(227)	(1.4)%
Property operating expenses	58,748	57,848	900	1.6%
Real Property NOI	$140,058	$135,222	$4,836	3.6%

	As of December 31,
Other Information	2011	2010	Change
Number of properties	136	136	—
Developed sites	47,850	47,683	167
Occupied sites (1)	39,230	38,498	732
Occupancy % (1) (2)	85.8%	84.5%	1.3%
Weighted average monthly rent per site - MH (3)	$425	$413	$12
Weighted average monthly rent per site - Permanent RV (3)	$431	$422	9
Sites available for development	5,247	5,441	(194)

(1)	Occupied sites and occupancy % include manufactured housing and permanent RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and permanent recreational vehicle sites and excludes transient recreational vehicle sites.

Real Property NOI increased $4.8 million, from $135.2 million to $140.0 million, or 3.6 percent. The growth in NOI is primarily due to increased revenues. Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $5.7 million, from $193.1 million to $198.8 million, or 3.0 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and RV portfolio increased $5.3 million due to average rental rate increases of 2.7 percent and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, we experienced increased miscellaneous other property revenues of $0.4 million primarily due to revenue realized on cable television royalties and revenue from late fee and non-sufficient funds charges.

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

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2011 and 2010 (in thousands, except for certain items marked with *):

	Years Ended December 31,
Financial Information	2011	2010	Change	% Change
Rental home revenue	$22,290	$20,480	$1,810	8.8%
Site rent from Rental Program (1)	31,897	28,585	3,312	11.6%
Rental Program revenue	54,187	49,065	5,122	10.4%
Expenses
Commissions	1,908	1,655	253	15.3%
Repairs and refurbishment	8,080	7,671	409	5.3%
Taxes and insurance	3,100	3,127	(27)	(0.9)%
Marketing and other	3,108	2,961	147	5.0%
Rental Program operating and maintenance	16,196	15,414	782	5.1%
Rental Program NOI	$37,991	$33,651	$4,340	12.9%
Other Information
Number of occupied rentals, end of period*	7,047	6,141	906	14.8%
Investment in occupied rental homes	$237,383	$199,110	$38,273	19.2%
Number of sold rental homes*	789	762	27	3.5%
Weighted average monthly rental rate*	$756	$735	$21	2.9%

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

The increase in operating and maintenance expenses of $0.8 million was due to several factors.  Commissions increased by $0.3 million due to increased number of new leases and increased lease renewal rate. Repairs costs on occupied home rentals increased by $0.3 million due to the increased number of homes in the Rental Program. Refurbishment costs increased by $0.1 million. Marketing and other costs increased by $0.1 million due an increase in bad debt expense partially offset by a decrease in utility expense.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2011 and 2010 (in thousands, except for statistical information):

	Years Ended December 31,
Financial Information	2011	2010	Change	% Change
New home sales	$2,062	$2,396	$(334)	(13.9)%
Pre-owned home sales	30,190	29,549	641	2.2%
Revenue from homes sales	32,252	31,945	307	1.0%
New home cost of sales	1,700	2,044	(344)	(16.8)%
Pre-owned home cost of sales	23,692	21,986	1,706	7.8%
Cost of home sales	25,392	24,030	1,362	5.7%
NOI / Gross profit	$6,860	$7,915	$(1,055)	(13.3)%

Gross profit – new homes	362	352	10	2.8%
Gross margin % – new homes	17.6%	14.7%	2.9%	19.7%
Gross profit – pre-owned homes	6,498	7,563	(1,065)	(14.1)%
Gross margin % – pre-owned homes	21.5%	25.6%	(4.1)%	(16.0)%

Statistical Information
Home sales volume:
New home sales	28	36	(8)	(22.2)%
Pre-owned home sales	1,411	1,339	72	5.4%
Total homes sold	1,439	1,375	64	4.7%

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

Acquisition related costs increased to $2.0 million (See Note 2 to our financial statements).

Depreciation and amortization costs increased by $5.3 million, from $68.9 million to $74.2 million, or 7.7 percent due to increased depreciation on investment property for use in our Rental Program of $1.9 million and increased other depreciation and amortization of $3.4 million primarily due to the newly acquired properties (See Note 2 to our financial statements).

Interest expense on debt, including interest on mandatorily redeemable debt, increased by $2.5 million, from $65.4 million to $67.9 million, or 3.8 percent due to increased expense associated with our secured borrowing arrangements of $1.5 million, an increase in our mortgage interest of $0.8 million, an increase in interest on our lines of credit of $0.3 million and a $2.0 million increase due to acquisition related debt (See Note 2 to our financial statements). This was offset by a $0.1 million reduction in bank service charges and a $2.0 million reduction in interest expense primarily due to the settlement with FNMA (See Note 9 to our financial statements).

Equity income (loss) and distributions from affiliates increased by $3.2 million, from a loss of $1.1 million to income of $2.1 million due to the suspension of equity accounting in 2010 as our investment below is zero. The income recorded in 2011 is dividend income.

SUN COMMUNITIES, INC.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Years Ended December 31,
	2012	2011	2010
Real Property NOI	$167,715	$146,876	$135,222
Rental Program NOI	47,084	37,991	33,651
Home Sales NOI/Gross Profit	10,229	6,860	7,915
Site rent from Rental Program (included in Real Property NOI)	(38,636)	(31,897)	(28,585)
NOI/Gross profit	186,392	159,830	148,203
Adjustments to arrive at net income (loss):
Other revenues	12,119	11,030	9,047
General and administrative	(29,017)	(27,860)	(24,810)
Acquisition related costs	(4,296)	(1,971)	—
Depreciation and amortization	(89,674)	(74,193)	(68,868)
Asset impairment charge	—	(1,382)	—
Interest expense	(71,180)	(67,939)	(65,427)
Provision for state income taxes	(249)	(150)	(512)
Distributions from affiliate	3,900	2,100	500
Loss from affiliate	—	—	(1,646)
Net income	7,995	(535)	(3,513)
Less: preferred return to A-1 preferred OP units	2,329	1,222	—
Less: amounts attributable to noncontrolling interests	(318)	(671)	(630)
Less: Series A Preferred Stock Distributions	$1,026	$—	$—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$4,958	$(1,086)	$(2,883)

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

The following table reconciles net income (loss) to FFO data for diluted purposes for the periods ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$4,958	$(1,086)	$(2,883)
Adjustments:
Preferred return to Series A-1 preferred OP units	2,329	1,222	—
Amounts attributable to noncontrolling interests	(318)	(671)	(630)
Depreciation and amortization	90,577	75,479	70,578
Asset impairment charge	—	1,382	—
Gain on disposition of assets, net	(5,137)	(2,635)	(4,300)
Funds from operations ("FFO")	$92,409	$73,691	$62,765
Adjustments:
State income tax adjustment(1)	—	(407)	(772)
Equity affiliate adjustment	—	—	1,646
Acquisition related costs	4,296	1,971	—
FFO excluding certain items	$96,705	$75,255	$63,639

Weighted average common shares outstanding:	26,970	21,147	19,168
Add:
Common OP Units	2,071	2,075	2,114
Restricted stock	285	235	153
Common stock issuable upon conversion of Series A-1 preferred OP units	1,111	580	—
Common stock issuable upon conversion of stock options	17	16	9
Weighted average common shares outstanding - fully diluted	30,454	24,053	21,444

FFO per share - fully diluted	$3.05	$3.06	$2.93
FFO per share excluding certain items - fully diluted	$3.19	$3.13	$2.97

(1)	The state income tax adjustment for the period ended December 31, 2011 and 2010 represents the reversal of the corporate and business tax expense previously excluded from FFO in a prior period.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our secured credit facility, and the use of debt and equity offerings under our automatic shelf registration statement.

We completed seven acquisitions in 2012 in which we acquired 14 properties in total, seven manufactured housing communities, five RV communities and two communities containing both manufactured housing and RV communities. See Note 2 to our financial statements for details on the acquisitions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2013, we intend to finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the year ended December 31, 2012, we have invested $57.5 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2013 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net Cash Provided by Operating Activities	87,251	63,311	58,349
Net Cash Used in Investing Activities	(375,219)	(159,328)	(42,612)
Net Cash Provided by (Used in) Financing Activities	311,619	93,454	(11,813)

Operating Activities

Cash and cash equivalents increased by $23.7 million from $5.9 million as of December 31, 2011, to $29.5 million as of December 31, 2012. Net cash provided by operating activities increased by $24.0 million from $63.3 million for the year ended December 31, 2011 to $87.3 million for the year ended December 31, 2012.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in our 2012 Annual Report.

Investing Activities

Net cash used in investing activities was $375.2 million for the year ended December 31, 2012, compared to $159.3 million for the year ended December 31, 2011. The difference is primarily due to increased acquisitions of $172.1 million (see Note 2 to our financial statements), a decrease in proceeds from the disposition of homes, assets and land of $2.8 million, an increase in notes receivable of $5.4 million, and increased investment in property of $37.4 million, largely due to homes purchased for the Rental Program primarily in the acquired communities and expansion projects, offset by an increase in proceeds from affiliate dividend distribution of $1.8 million.

SUN COMMUNITIES, INC.

Financing Activities

Net cash provided by financing activities was $311.6 million for the year ended December 31, 2012, compared to of $93.5 million for the year ended December 31, 2011. The difference is due to increased net proceeds received from the issuance of additional shares of $324.5 million, increased proceeds from issuance of other debt net of repayments on other debt of $40.0 million and decreased payments of deferred financing costs of $1.5 million, partially offset by decreased net borrowings on the line of credit of $133.8 million, increased distributions to our stockholders and OP unitholders of $13.3 million and decreased net proceeds from stock option exercises of $0.7 million.

We continually evaluate our debt maturities, and, based on management's current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. The credit environment has slowly improved and we continue to pursue borrowing opportunities with a variety of different banks. We have noticed a continuing trend that although pricing and loan-to-value ratios remain dependent on specific deal terms, generally spreads for non-recourse mortgage financing are compressing and loan-to-value ratios are gradually increasing from levels a year ago. The unsecured debt markets are functioning well and credit spreads are at manageable levels. We continue to assess 2013 and beyond to ensure we are prepared if current credit market conditions deteriorate.

Financial Flexibility

We have a secured revolving line of credit facility with a maximum borrowing capacity of $150.0 million, subject to certain borrowing base calculations. As of December 31, 2012, we did not have an outstanding balance on the line of credit. The outstanding balance on the line of credit as of December 31, 2011 was $107.5 million. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  During 2012, the highest balance on the line of credit was $107.5 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion, subject to certain conditions. Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

Our line of credit provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At December 31, 2012, we had outstanding letters of credit to back standby letters of credit totaling approximately $4.0 million, leaving approximately $146.0 million available under our secured line of credit.

Pursuant to the terms of the line of credit facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the line of credit facility are as follows:

Covenant	Must Be	As of 12/31/12
Maximum Leverage Ratio	<70.0%	55.3%
Minimum Fixed Charge Coverage Ratio	>1.45	1.68
Minimum Tangible Net Worth	>$705,742	$866,522
Maximum Dividend Payout Ratio	<95.0%	71.2%
Secured Recourse Indebtedness - Total Debt	<$300,000	$192,835

Market and Economic Conditions
Although demand in the U.S. improved in 2012, the U.S. macroeconomic environment remains uncertain and was the primary factor in a slowdown starting in 2008. The global economy remains unstable, and we expect the economic environment to continue to be challenging as continued economic uncertainty has generally given the marketplace less confidence.  In particular, the financial crisis that affected the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.  The slow recovery and possible impact of automatic sequesters or a failure to raise the “debt ceiling” in the U.S., as well as the impact of the sovereign debt crisis and resulting austerity measures in Europe may continue to adversely impact us. We believe this risk is somewhat mitigated because we are able to utilize various forms of capital to fund our operations making availability to one specific form of capital less vital and have adequate working capital provided by operating activities as noted

SUN COMMUNITIES, INC.

above. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 47 unencumbered Properties with an estimated market value of $340.0 million, 31 of these Properties support the borrowing base for our $150.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2012, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations	Total Due	<1 year	1-3 years	3-5 years	After 5 years

Collateralized term loans - CMBS	724,059	46,020	193,792	301,463	182,784
Collateralized term loans - FNMA	369,810	5,024	14,891	17,034	332,860
Aspen preferred OP Units and Series B-3 preferred OP Units	47,322	7,315	4,225	—	35,782
Lines of credit	29,781	29,781	—	—	—
Secured borrowing	94,409	4,123	9,544	11,619	69,123
Mortgage notes, other	186,565	14,376	20,678	76,068	75,444
Total principal payments	1,451,946	106,639	243,130	406,184	695,993

Interest expense (1)	461,495	74,542	127,596	93,846	165,511
Operating leases	3,384	917	1,748	720	—
Total contractual obligations	1,916,825	182,098	372,474	500,750	861,504

(1) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2012 excluding secured borrowings, and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2012, our debt to total market capitalization approximated 53.4 percent (assuming conversion of all Common Operating Partnership Units to shares of common stock). Our debt has a weighted average maturity of approximately 6.8 years and a weighted average interest rate of 5.2 percent.

Capital expenditures for the years ended December 31, 2012 and 2011 included recurring capital expenditures of $9.1 million and $8.2 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a significant decline in our recurring capital expenditures during 2013.

SUN COMMUNITIES, INC.

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

We have three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million, and two interest rate cap agreements with a total notional amount of $162.4 million as of December 31, 2012. The swap agreement fixes $20.0 million of variable rate borrowings at 4.02 percent through January 2014. The first interest rate cap agreement has a cap rate of 11.27 percent, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $10.0 million through October 2016.

Our remaining variable rate debt totals $222.4 million and $322.8 million as of December 31, 2012 and 2011, respectively, which bear interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent during the years ended December 31, 2012 and 2011, we believe our interest expense would have increased or decreased by approximately $2.4 million and $2.6 million based on the $237.8 million and $257.7 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2012 and 2011, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to ensure that information we are required to disclose in filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Form 10-K for the fiscal year ended December 31, 2012. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2012 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Committees

Pursuant to the terms of our charter, the Board of Directors (the “Board”) is divided into three classes. The class up for election at the annual meeting of shareholders to be held in 2013 will hold office for a term expiring at the annual meeting of shareholders to be held in 2016. A second class will hold office for a term expiring at the annual meeting of shareholders to be held in 2014 and a third class will hold office for a term expiring at the annual meeting of shareholders to be held in 2015. Each director will hold office for the term to which such director is elected and until such director’s successor is duly elected and qualified. At each of our annual meeting of the shareholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of their election.

The Board meets quarterly, or more often as necessary. The Board met eight times during 2012 and took various actions pursuant to resolutions adopted by unanimous written consent. All directors attended at least 75% of the meetings of the Board and each committee on which they served. All of our board members attended the annual meeting of shareholders held on July 19, 2012.

Several important functions of the Board may be performed by committees that are comprised of members of the Board. Our Bylaws authorize the formation of these committees and grant the Board the authority to prescribe the functions of each committee and the standards for membership of each committee. In addition, the Board appoints the members of each committee. The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. You may find copies of the charters of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. You may also find a copy of our corporate governance guidelines and its code of business ethics under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. All of the committee charters, our corporate governance guidelines and our code of business ethics are available in print to any shareholder who requests them.

The Audit Committee operates pursuant to a third amended and restated charter that was approved by the Board in December 2007, and is reviewed annually. It is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. The Audit Committee, among other functions, (i) has the sole authority to appoint, retain, terminate and determine the compensation of our independent accountants, (ii) reviews with our independent accountants the scope and results of the audit engagement, (iii) approves professional services provided by our independent accountants, (iv) reviews the independence of our independent accountants, and (v) directs and controls our internal audit functions. The current members of the Audit Committee are Messrs. Robert H. Naftaly, Clunet R. Lewis (Chairman) and Ms. Stephanie W. Bergeron, all of whom are “independent” as that term is defined in the rules of the SEC and applicable rules of the NYSE. The Audit Committee held four formal meetings during the fiscal year ended December 31, 2012. The Board has determined that each member of the Audit Committee is an “audit committee financial expert,” as defined by SEC rules.

The Compensation Committee operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Compensation Committee Charter is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. The Compensation Committee, among other functions, (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and such other executive officers as may be designated by the Chief Executive Officer, evaluates the performance of such officers in light of such goals and objectives, and determines and approves the compensation of such officers based on these evaluations, (ii) approves the compensation of our other executive officers, (iii) recommends to the Board for approval the compensation of the non-employee directors and (iv) oversees our incentive-compensation plans and equity-based plans. The current members of the Compensation Committee are Messrs. Robert H. Naftaly (Chairman), Clunet R. Lewis and Paul D. Lapides, all of whom are independent directors under the NYSE rules. During the fiscal year ended December 31, 2012, the Compensation Committee held two formal meetings and took various actions by unanimous written consent. See “Report of the Compensation Committee on Executive Compensation.”

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter that was approved by the Board in March 2004. A copy of the NCG Committee Charter is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. The NCG Committee, among other functions, is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (ii) recommending that the Board select the committee-recommended nominees for election at each annual meeting of shareholders, (iii) developing and recommending to the Board a set of corporate governance guidelines applicable to us, and (iv) periodically reviewing such guidelines and recommending any changes, and overseeing the evaluation of the Board. The current members of the NCG Committee are

SUN COMMUNITIES, INC.

Messrs. Paul D. Lapides (Chairman), Clunet R. Lewis and Ronald L. Piasecki, all of whom are independent under the NYSE rules. The NCG Committee held one formal meeting during the fiscal year ended December 31, 2012. The NCG Committee considers diversity and skills in identifying nominees for service on our Board. Regarding diversity, the NCG Committee considers the entirety of the board and a wide range of economic, social and ethnic backgrounds and does not nominate representational directors from any specific group.

The Executive Committee was established to generally manage our day-to-day business and affairs between regular Board meetings. In no event may the Executive Committee, without the prior approval of the Board acting as a whole: (i) recommend to the shareholders an amendment to our charter; (ii) amend our Bylaws; (iii) adopt an agreement of merger or consolidation; (iv) recommend to the shareholders the sale, lease or exchange of all or substantially all of our property and assets; (v) recommend to the shareholders our dissolution or a revocation of a dissolution; (vi) fill vacancies on the Board; (vii) fix compensation of the directors for serving on the Board or on a committee of the Board; (viii) declare dividends or authorize the issuance of our stock; (ix) approve or take any action with respect to any related party transaction involving us; or (x) take any other action which is forbidden by our Bylaws. All actions taken by the Executive Committee must be promptly reported to the Board as a whole and are subject to ratification, revision and alteration by the Board, except that no rights of third persons created in reliance on authorized acts of the Executive Committee can be affected by any such revision or alteration. The current members of the Executive Committee are Messrs. Gary A. Shiffman and Arthur A. Weiss. The Executive Committee did not hold any formal meetings during the fiscal year ended December 31, 2012.

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

Independence of Non-Employee Directors

The NYSE rules require that a majority of the Board consist of members who are independent. There are different measures of director independence—independence under NYSE rules, under Section 16 of the Exchange Act and under Section 162(m) of the Code. The Board has reviewed information about each of our non-employee directors and determined that Ms. Stephanie W. Bergeron and Messrs. Paul D. Lapides, Clunet R. Lewis, Robert H. Naftaly, and Ronald L. Piasecki are independent directors. The independent directors meet on a regular basis in executive sessions without management participation. In 2012, the executive sessions occurred after some of the regularly scheduled meetings of the entire Board and may occur at such other times as the independent directors deem appropriate or necessary. The Board appoints a lead director on an annual basis to serve for a term of one year. Clunet R. Lewis is currently serving as lead director. The lead director calls and presides at the executive sessions of our independent directors, acts as a liaison between our management team and the Board and is responsible for identifying, analyzing and making recommendations to the Board with respect to certain strategic and extraordinary matters.

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

SUN COMMUNITIES, INC.

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

Consideration of Shareholder Nominated Directors

The NCG Committee’s current policy is to review and consider any director candidates who have been recommended by shareholders in compliance with the procedures established from time to time by the NCG Committee. All shareholder recommendations for director candidates must be submitted in writing to our Secretary at Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, MI 48034, who will forward all recommendations to the NCG Committee. All shareholder recommendations for director candidates for election at the 2014 annual meeting of shareholders must be submitted to our Secretary not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the 2013 annual meeting provided, however, that if the 2014 annual meeting is more than 30 days earlier or later than the first anniversary of the 2013 annual meeting, notice by the shareholder must be delivered not earlier than the 120th day and not later than the 90th day prior to the date of the 2014 annual meeting or, if the first public announcement of the date of the 2014 annual meeting is less than 100 days prior to the date of the 2013 annual meeting, the tenth day following the day on which public announcement of the date of the 2014 annual meeting is first made by us. All shareholder recommendations for director candidates must include the following information:

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

SUN COMMUNITIES, INC.

Board of Directors

The following list identifies each incumbent director and describes each person’s principal occupation for at least the past five years. Each of the directors has served continuously from the date of his or her election to the present time.

Name	Age	Office
Gary A. Shiffman	58	Chairman, Chief Executive Officer, President and Director
Stephanie W. Bergeron	59	Director
Paul D. Lapides	58	Director
Clunet R. Lewis	66	Director
Robert H. Naftaly	75	Director
Ronald L. Piasecki	73	Director
Arthur A. Weiss	64	Director

Gary A. Shiffman is our Chairman, Chief Executive Officer, and President, and has been an executive officer since our inception. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past twenty years. He has overseen the acquisition, rezoning, development and marketing of numerous manufactured home expansion projects, as well as other types of income producing real estate. Additionally, Mr. Shiffman has significant direct holdings in various real estate asset classes, which include office, multi-family, industrial, residential and retail. Mr. Shiffman is an executive officer and a director of SHS and all of our other corporate subsidiaries. Mr. Shiffman is also a director of Origen Financial, Inc. (OTCBB: ORGN.BB).

Stephanie W. Bergeron has been a director since May 2007. She is currently a member of our Audit Committee. Ms. Bergeron, a registered certified public accountant, also serves as the President and Chief Executive Officer of Walsh College. Additionally, Ms. Bergeron serves as President and Chief Executive Officer of Bluepoint Partners, LLC, a firm providing financial consulting services. From December 1998 to December 2003, Ms. Bergeron served as Vice President and Treasurer and then Senior Vice President-Corporate Financial Operations of The Goodyear Tire & Rubber Company (“Goodyear”). Prior to joining Goodyear, Ms. Bergeron was a Vice President and Assistant Treasurer of DaimlerChrysler Corporation. She has also served on Audit Committees of several publicly traded companies (including as chairman) and a number of not for profit organizations. During her business career, Ms. Bergeron directed staff responsible for accounting, treasury, investor relations and tax matters. Crain’s Detroit Business named Bergeron one of its “Most Influential Women” in 1997 and in 2007.

Paul D. Lapides has been a director since December 1993. He is currently the chairman of our NCG Committee and a member of our Compensation Committee. Mr. Lapides is Director of the Corporate Governance Center in the Michael J. Coles College of Business at Kennesaw State University, where he is a professor of management and entrepreneurship. Mr. Lapides is a director of OnBoard, Inc., and a member of the advisory boards of the Newman Real Estate Institute at Baruch College and the National Association of Corporate Directors. Mr. Lapides has extensive knowledge and experience in the areas of real estate and corporate governance. Mr. Lapides, a certified public accountant, has been involved in real-estate related activities including the management of a $3.0 billion national portfolio of income-producing real estate. As a published author or co-author of more than 100 articles and twelve books, Mr. Lapides is considered a well-respected authority in management and corporate governance related issues.

Clunet R. Lewis has been a director since December 1993. He is currently the chairman of our Audit Committee, a member of our Compensation Committee and our NCG Committee, and he serves as the Lead Independent Director. Mr. Lewis has also chaired Special Committees of our Independent Directors formed to review and evaluate strategic alternatives. Mr. Lewis is a retired commercial lawyer. While in private practice, Mr. Lewis specialized in mergers and acquisitions, debt financings, issuances of equity and debt securities, and corporate governance and control issues. Mr. Lewis has also served as Board Member, General Counsel, Chief Financial Officer, President, and Managing Director of other public and private companies.

Robert H. Naftaly has been a director since October 2006. He is currently the chairman of our Compensation Committee and a member of our Audit Committee. Mr. Naftaly is retired as President and Chief Executive Officer of PPOM, an independent operating subsidiary of Blue Cross Blue Shield of Michigan (“BCBSM”) and as Executive Vice President and Chief Operating Officer of BCBSM. Previously, Mr. Naftaly served as Vice President and General Auditor of Detroit Edison Company and was the Director of the Department of Management and Budget for the State of Michigan. He was a managing partner and founder of Geller, Naftaly, Herbach & Shapiro, a certified public accounting firm. In addition, Mr. Naftaly has served as a director of Meadowbrook Insurance Group, Inc. (NYSE:MIG) since 2002 where he is currently the Chairman of the Compensation Committee

SUN COMMUNITIES, INC.

and a member of the Audit Committee and Finance Committee. Mr. Naftaly is a director of Walsh College, a non-profit institution that offers business and technology degrees and programs. Mr. Naftaly also serves as a director and the chair of the Audit Committee at Talmer Bancorp, Inc. and Talmer Bank. Mr. Naftaly, a certified public accountant, draws upon a wide experience of board membership and leadership experiences. Mr. Naftaly was appointed by Governor Jennifer Granholm, as Chairperson, State Tax Commission of the State of Michigan in 2002. Mr. Naftaly is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants. In 2002, he received the Distinguished Achievement Award from the Michigan Association of Certified Public Accountants.

Ronald L. Piasecki has been a director since May 1996, upon completion of our acquisition of twenty-five manufactured housing communities (the “Aspen Properties”) owned by affiliates of Aspen Enterprises, Ltd. (“Aspen”). He is currently a member of our NCG Committee. Mr. Piasecki was a director of Aspen Properties, which he co-founded in 1974. From 1974 until its sale to us in 1996, Mr. Piasecki was the managing partner in charge of property financing, legal and accounting relationships, resident relations, lobbying and syndication and sale of registered private equity limited partnership and participating mortgage interests. Prior to our acquisition, Aspen was one of the largest privately-held developers and owners of manufactured housing communities in the U.S. Mr. Piasecki has been involved in real estate development and management since 1968 when he began working in the tax department of the then accounting firm of Lybrand, Ross Brothers and Montgomery in Detroit. Mr. Piasecki then practiced law, specializing in real estate development, syndication and management, until 1980 when he became a full time partner in Aspen. Mr. Piasecki is currently engaged in the financing, development and management of real estate properties.

Arthur A. Weiss has been a director since October 1996. Since 1976, Mr. Weiss has practiced law with the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents us in various matters. Mr. Weiss is currently Chairman of the firm and a shareholder of Jaffe, Raitt, Heuer & Weiss, Professional Corporation. Mr. Weiss practices law in the area of business planning, taxation, estate planning and real estate law. Mr. Weiss is a director of several closely-held companies in the real estate industry, steel industry and technology industry and currently serves as a director of Talmer Bancorp, Inc. and Talmer Bank. Mr. Weiss is also a director and officer of a number of closely held public and private nonprofit corporations, which include the Jewish Federation of Metropolitan Detroit and the Detroit Symphony Orchestra, where he is on the executive committee, and serves as a treasurer and board member. Mr. Weiss received a MBA in finance and a post graduate LLM degree from New York University in taxation. In addition to being an author and frequent lecturer in the Detroit area, Mr. Weiss previously was an Adjunct Professor of Law at Wayne State University. Mr. Weiss was recognized in 2008 as one of the nation’s Top 100 Attorneys by Worth magazine and has been chosen over the last 10 years as one of the Super Lawyers.

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

SUN COMMUNITIES, INC.

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

Name	Age	Office
Gary A. Shiffman	58	Chairman, Chief Executive Officer, and President
Karen J. Dearing	48	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
John B. McLaren	42	Executive Vice President and Chief Operating Officer
Jonathan M. Colman	57	Executive Vice President

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

John B. McLaren has been in the manufactured housing industry since 1995. Prior to his appointment as Executive Vice President and Chief Operating Officer in February 2008, Mr. McLaren served, since August 2005, as Senior Vice President of SHS with overall responsibility for homes sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for SHS with responsibility for developing and leading our rental home program.

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

SUN COMMUNITIES, INC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that, during the year ended December 31, 2012, our directors, executive officers and beneficial owners of more than 10% of our Common Stock have complied with all filing requirements applicable to them.

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

•	reviews and approves salary, annual and long-term incentive compensation performance objectives and payments for the executive officers;

•	evaluates the performance of the executives in light of the goals and objectives of our executive compensation plans and establishes future compensation levels based upon this evaluation;

•	reviews and approves grants and awards to the executive officers and other participants under our equity based compensation plans; and

•	reviews and approves any employment agreements and severance agreements to be made with any existing or prospective executive officer.

The Compensation Committee has the authority to retain and terminate independent, third-party compensation consultants and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The Compensation Committee utilized the services of a compensation consultant in crafting its compensation policies for the 2011 compensation year and did not engage a compensation consultant firm for 2012. Each member of the Compensation Committee is independent under NYSE rules. A copy of the Compensation Committee Charter is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com.

In late 2010, the Compensation Committee engaged FPL Associates (“FPL”), a nationally recognized consulting firm specializing in the real estate industry, to: (1) assist the Compensation Committee with identifying a peer group; (2) assess the overall framework of our executive compensation program; (3) assess the compensation levels compared to the selected peer group; and (4) provide guidance and recommendations in establishing the overall compensation structure and individual compensation opportunities that were in place during 2010 and those established for 2011. The compensation of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer were reviewed and compared to a Public REIT Peer Group (the “Peer Group”) generally comparable to Sun in terms of asset class, size and/or geography. The Peer Group contained the following companies:

Associated Realty Corporation
Colonial Properties Trust
EastGroup Properties, Inc.
Equity LifeStyle Properties, Inc.

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC.

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

The Compensation Committee also considered the results of the advisory vote by shareholders on executive compensation, or the "say-on-pay" proposal, presented to shareholders at our July 19, 2012 Annual Meeting. As reported in our Form 8-K, filed with the SEC on July 25, 2012, approximately 98% of the shares that voted on the say-on-pay proposal approved our 2011 executive compensation. Based on the votes from our 2012 Annual Meeting, we will continue to offer an annual non-binding advisory vote on the executive compensation. Accordingly, the Compensation Committee made no direct changes to the Company's executive compensation program as a result of the say-on-pay vote and our executive compensation program for the year ended December 31, 2012 continued to focus on the factors and objectives described above.

The key components of executive officer compensation are base salary, annual incentive awards, and long-term equity incentive awards. Base salary is generally based on factors such as an individual officer’s level of responsibility, prior years’ compensation, comparison to compensation of other officers, and compensation provided at competitive companies and companies of similar size.

Annual incentive awards are cash bonuses that motivate the executive officers to maximize our annual operating and financial performance and reward participants based on annual performance. The Compensation Committee annually reviews the performance measures for determining award levels which include individual performance, our performance against budget and growth in FFO and CNOI, in each case as measured against targets established by the Compensation Committee. A definition of FFO and NOI is included under the heading “Supplemental Measures” in Item 7, and CNOI is described further below. The Compensation Committee, in its sole discretion, may make adjustments to the NAREIT definition of FFO in determining FFO performance targets and achievement. The specific performance measures of the 2012 annual incentive award plan are further enumerated below.

Long-term equity incentive awards are provided to the executive officers in order to increase their personal stake in our success and motivate them to enhance our long-term value while better aligning their interests with those of other shareholders. Equity awards are generally awarded in the form of restricted stock although stock options are utilized from time to time. The value of the restricted shares awarded is the price of a share of our stock as of the close of business on the grant date. On an annual basis the Compensation Committee reviews and approves the equity incentives to be issued to each of the executive officers for the prior year’s performance. There is no established target for long-term equity incentive awards for any of the executive officers either as a dollar value or percentage of their total compensation. Rather, the Compensation Committee reviews this component of each executive officer’s total compensation on an annual basis. As such, in December 2012, the Compensation Committee awarded 20,000 shares of restricted stock to Mr. Shiffman.

Equity incentive awards were awarded in relation to Company and individual performance in February 2013. Grants of restricted shares of 40,000, 15,000, 3,000, and 15,000 were awarded to Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively. Restricted stock awards generally begin to vest after three to four years from the date of grant and then vest over the following four to five years. Our executive officers (as well as our employees that receive restricted stock awards) receive dividends on the restricted stock awards that have been granted to date, including restricted stock awards that have not vested.

SUN COMMUNITIES, INC.

Employment Agreements

Gary A. Shiffman

In 2005, we entered into an employment agreement with Gary A. Shiffman pursuant to which Mr. Shiffman serves as our Chairman, Chief Executive Officer, and President. Mr. Shiffman’s employment agreement is for an initial term ending December 31, 2011 and is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to this employment agreement, Mr. Shiffman is paid an annual base salary of $545,000, which will be increased by an annual cost of living adjustment beginning with calendar year 2006. In addition to his base salary and in accordance with the terms of his employment agreement, and in the sole discretion of the Compensation Committee, Mr. Shiffman is entitled to annual incentive compensation of up to 75% of his then current base salary if he satisfies certain individual and Company performance criteria established from time to time by the Compensation Committee. Mr. Shiffman also is entitled to annual incentive compensation of up to 25% of his then current base salary in the sole discretion of the Compensation Committee. The non-competition clauses of Mr. Shiffman’s employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any ancillary business during the period he is employed by us; and (b) in the manufactured housing community business or any ancillary business for a period of eighteen months following the period he is employed by us. However, Mr. Shiffman’s employment agreement does allow him to make passive investments relating to real estate in general or the housing industry in particular (other than in manufactured housing communities) during the period he is employed by us.

The initial term of the employment agreement of Mr. Shiffman expired on December 31, 2011 and the agreement was automatically renewed for a one-year term in both 2012 and 2013. The Compensation Committee has been negotiating the terms of a new employment agreement with Mr. Shiffman and expects that a new agreement will be finalized in the near term.

A copy of Mr. Shiffman’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

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

A copy of Ms. Dearing’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

SUN COMMUNITIES, INC.

John B. McLaren

On March 7, 2011 but effective as of the Effective Date, we entered into an employment agreement with John B. McLaren pursuant to which Mr. McLaren serves as our Executive Vice President and Chief Operating Officer. Mr. McLaren’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2015. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Mr. McLaren is paid an annual base salary of $345,000 in the first year, $375,000 in the second year, $400,000 in the third year, and $425,000 thereafter, subject to adjustments in accordance with the annual cost of living. Upon signing the employment agreement, Mr. McLaren was paid a one-time signing bonus of $150,000. In addition to his base salary and in accordance with the terms of his employment agreement and sole discretion of the Compensation Committee, Mr. McLaren is eligible for annual incentive compensation of up to 50% of his base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of his base salary at the sole discretion of the Compensation Committee. The clawback clause of Mr. McLaren’s employment agreement deems that the bonus payment or any other incentive compensation is not deemed fully earned and vested, and Mr. McLaren shall reimburse us if previously paid, to the extent such incentive compensation becomes subject to clawback pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or NYSE rules. The non-competition clauses of Mr. McLaren’s employment agreement preclude him from engaging, directly or indirectly, in the development, ownership, leasing, management, financing, or sales of manufactured housing communities or manufactured homes anywhere in the continental United States or Canada during the period he is employed by us and for a period of up to twenty four months following the period he is employed by us; provided, however, that if Mr. McLaren is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period he is employed by us. Notwithstanding, Mr. McLaren’s employment agreement does allow him to make passive investments in publicly-traded entities engaged in our business during the period he is employed by us. See “Change in Control and Severance Payments” for a description of the terms of the employment agreement relating to change of control and severance payments.

A copy of Mr. McLaren’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

2012 Compensation
The base salaries for the named executive officers for the year ended December 31, 2012, were paid in accordance with existing employment agreements or arrangements.
For 2012, the Compensation Committee established the following targets for the executive officers in relation to annual incentive awards. The achievement of such targets was used to determine a portion of the executive’s annual incentive award. As indicated in each executive’s employment agreement, the payment of any or all of the incentive compensation, whether or not set targets are achieved, is in the sole discretion of the Compensation Committee. The structure of the bonus plans for Mr. Shiffman and Ms. Dearing are set forth in the tables below:

CEO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Met	Exceed	Excel	Maximum Discretionary Award (2)	Total Bonus Awarded

Achievement of individual goals	$164,375	$49,313	$98,625	$164,375	—	$164,375
Company achievement of FFO (1)	328,750	98,625	197,250	328,750	—	—
Compensation Committee Discretion (2)	164,375	—	—	—	164,375	150,625
Total	$657,500					$315,000

SUN COMMUNITIES, INC.

CFO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Met	Exceed	Excel	Maximum Discretionary Award (2)	Total Bonus Awarded

Achievement of individual goals	$86,430	$25,929	$51,858	$86,430	—	$86,430
Company achievement of FFO (1)	172,860	51,858	103,716	172,860	—	—
Compensation Committee Discretion (2)	86,430	—	—	—	86,430	48,570
Total	$345,720					$135,000

(1) See Target Level Table below for achievement ranges.
(2) The Compensation Committee has the discretion to award the CEO and CFO a cash bonus in any amount up to a maximum of 25% of their base salary.

Based on the results achieved in 2012, including significant community acquisitions, capital transactions and improvements to the Company's balance sheet, the Compensation Committee, elected to exercise its sole discretion to award Mr. Shiffman and Ms. Dearing additional discretionary amounts of $150,625 and $48,750, respectively, bringing their total annual incentive bonuses to $315,000 and $135,000, respectively.

The individual goals for Mr. Shiffman were focused on strategic leadership of the organization and communication of our mission and values, implementation of systems and processes that assure physical, financial and human resources of our organization, providing strategic planning and guidance for growth through acquisitions and expansions and opportunistically accessing capital markets to fund growth and strengthen the balance sheet. The individual goals for Ms. Dearing were focused on evaluation and implementation of strategies associated with our capital requirements and structure including debt and equity transactions, effectively leading our accounting, tax and information technology departments, and creating and communicating along with the other executive officers, our strategic vision. The Compensation Committee determined that for fiscal year 2012 both Mr. Shiffman and Ms. Dearing “excelled” in the achievement of their individual goals and as such, achieved annual incentive awards of $164,375 and $86,430, respectively, for the achievement of this target.

The following tables provide a summary of the various target levels that we established compared to the actual results to evaluate the achievement of certain executive goals:

	Target Ranges
Achievement Level	FFO	CNOI(2)	Revenue Producing Sites (“RPS”)
Met	$3.19 - $3.21	$178,899,120	> 1,174
Exceed	$3.22 - $3.25	$179,793,616	> 1,224
Excel	$3.26 or greater	$180,688,111	> 1,274

	Company Results
	Revised FFO(1)	CNOI(2)	Revenue Producing Sites (“RPS”)
Result	$3.14	$177,659,435	1,069
Achievement Level	Not achieved	Not achieved	Not achieved

(1) The reconciliation for Revised FFO as deemed by the Compensation Committee is below.
(2) CNOI is comprised of NOI/Gross Profit excluding any Gross Profit (Loss) on fixed asset home sales.

SUN COMMUNITIES, INC.

The following table provides information regarding the charge that was excluded from the Compensation Committee’s calculation of Revised FFO (shown as diluted per share):

Year Ended December 31, 2012
Funds from operations (FFO)	3.05
Acquisition related costs	0.14
Benefit for state income taxes
Adjustments to reflect unbudgeted acquisitions and capital events	(0.05)
Revised FFO as deemed by the Compensation Committee	$3.14

Targets for FFO achievement were developed from the Company's budget prior to any additional community acquisitions or the issuance of common and preferred stock. Adjustments were made to remove results from acquired properties, increase interest expense, reduce preferred distributions and reduce outstanding shares to calculate revised FFO using similar assumptions as used to create the original targets.

We achieved Revised FFO/share of $3.14 as adjusted by the Compensation Committee and as such Messrs. Shiffman and McLaren and Ms. Dearing did not receive an incentive payout with respect to this target.

The structure of the annual incentive plan for Mr. McLaren is set forth in the table below:

COO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Minimum	Target	Maximum	Maximum Discretionary Award (2)	Total Bonus Awarded

CNOI(1)	$93,750	$28,125	$56,250	$93,750	—
Company achievement of FFO	75,000	22,500	45,000	75,000	—	—
Achievement of Revenue Producing Sites (“RPS”)	18,750	5,625	11,250	18,750	—	—
Compensation Committee Discretion (2)	187,500				187,500	150,000
Total	$375,000					$150,000

(1) See Target Ranges Table above for achievement ranges and definition of CNOI.
(2) The Compensation Committee has the discretion to award the COO a cash bonus in any amount up to a maximum of 25% of his base salary.

Combined net operating income for this purpose may not be the same as net operating income as disclosed in the accompanying financial statements as certain items that are not under Mr. McLaren’s control or that are recorded solely for GAAP financial purposes are excluded from the computation of combined net operating income. Mr. McLaren did not achieve an annual incentive award for CNOI, FFO, or Revenue Producing Sites. The Compensation Committee, in its sole discretion, elected to award Mr. McLaren a discretionary bonus of $150,000 due to his significant efforts with respect to our core portfolio, acquired communities and leadership of the operations, sales and human resource departments.

For Jonathan M. Colman:

Mr. Colman’s annual incentive award is determined in the sole discretion of the CEO and recommended to the Compensation Committee after review of his overall responsibilities, his individual performance during the year, the annual incentives of the other executive officers and his overall compensation. For the fiscal year 2012, the CEO recommended and the Compensation Committee approved an annual incentive award of $175,000 related to his work on the acquisition of the 14 communities completed in 2012.

SUN COMMUNITIES, INC.

Tax and Accounting Implications

Deductibility of Executive Compensation.

Section 162(m) of the Code limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers. In 2012, we paid compensation of approximately $0.3 million to Mr. Shiffman that was subject to section 162(m). We believe that, because we qualify as a REIT under the Code and therefore are not subject to federal income taxes on our income to the extent distributed, the payment of compensation that does not satisfy the requirements of section 162(m) has not and will not generally affect our net income. However, to the extent that compensation does not qualify for deduction of section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that section 162(m) has materially affected or will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder. For these reasons, section 162(m) is not a significant factor in the Compensation Committee’s compensation policy and practices.

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

Director Compensation Tables
Directors who are also employees receive no additional compensation for their services as directors. During 2012, we paid directors that are not our employees the following annual fees:

	Chairman	Member
Annual Retainer	$—	$60,000
Audit Committee	$32,500	$30,000
Compensation Committee	$10,000	$5,000
NCG Committee	$10,000	$5,000
Executive Committee	$5,000	$—

SUN COMMUNITIES, INC.

The following tables provide compensation information for each member of the Board for the year ended on December 31, 2012.

Name	Fees Earned or Paid in Cash	July 2012 Restricted Stock Award (1)	Total
Stephanie W. Bergeron	$90,000	$74,080	$164,080
Paul D. Lapides	$69,521	$74,080	$143,601
Clunet R. Lewis	$102,500	$74,080	$176,580
Robert H. Naftaly	$100,000	$74,080	$174,080
Ronald L. Piasecki	$65,000	$74,080	$139,080
Ted J. Simon(2)	$56,250	$—	$56,250
Arthur A. Weiss	$62,260	$74,080	$136,340

(1)
This column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). For additional information on the valuation assumptions with respect to these grants, refer to Note 11 to our financial statements.

(2)	Ted J. Simon served as a director until July 19, 2012.

Name	July 2012 Restricted Stock Award (1)	Aggregate number of options outstanding at December 31, 2012
Stephanie W. Bergeron	$74,080	7,500
Paul D. Lapides	$74,080	11,000
Clunet R. Lewis	$74,080	12,000
Robert H. Naftaly	$74,080	7,500
Ronald L Piasecki	$74,080	4,500
Arthur A. Weiss	$74,080	3,000

(1)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements.

In February 2013, each of our non-employee directors was granted 1,800 shares of restricted stock as provided for in the First Amended and Restated 2004 Non-Employee Director Plan. All of the shares will vest on February 15, 2016.

SUN COMMUNITIES, INC.

Summary Compensation Table
The following table includes information concerning compensation for our named executive officers for the fiscal year ended December 31, 2012.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Compensation (3)	Total
Gary A. Shiffman, Chairman,	2012	$657,500	$315,000	$769,200	$59,666	$1,801,366
Chief Executive Officer, and	2011	$637,385	$637,385	$1,882,000	$47,571	$3,204,341
President	2010	$615,012	$135,000	$—	$47,370	$797,382

Karen J. Dearing, Executive Vice	2012	$345,720	$135,000	$204,000	$5,502	$690,222
President, Treasurer, Chief	2011	$335,000	$402,925	$834,575	$5,145	$1,577,645
Financial Officer and Secretary	2010	$290,096	$—	$—	$5,594	$295,690

John B. McLaren, Executive Vice	2012	$375,000	$150,000	$408,000	$5,279	$938,279
President and Chief Operating	2011	$345,000	$381,150	$1,113,925	$5,194	$1,845,269
Officer	2010	$277,628	$—	$—	$4,397	$282,025

Jonathan M. Colman, Executive	2012	$195,388	$175,000	$—	$2,982	$373,370
Vice President	2011	$191,521	$75,000	$—	$2,210	$268,731
	2010	$186,864	$15,000	$—	$2,777	$204,641

(1)
See “2012 Compensation” above for additional information regarding annual incentive payments awarded in 2012. Although the annual incentive payments were earned for 2012, 2011 and 2010 such payments were made in 2013, 2012 and 2011, respectively. The bonus in 2011 for Ms. Dearing and Mr. McLaren includes the $150,000 signing bonus as provided for in their respective employment agreements.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements for the year ended December 31, 2012.

(3)
Includes matching contributions to our 401(k) Plan of $5,000, $5,000, $2,703 and $5,000 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively; for the fiscal year ended December 31, 2012. Includes matching contributions to our 401(k) Plan of $3,862, $4,900, $1,916 and $4,851 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively; for the fiscal year ended December 31, 2011. Includes matching contributions to our 401(k) Plan of $4,775, $3,805, $2,489 and $4,900 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively, for the fiscal year ended December 31, 2010. Also includes premiums for life insurance and accidental death and disability insurance in the amount of $279 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the fiscal year ended December 31, 2012; $294 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the fiscal year ended December 31, 2011; and $288 for each of Messrs. Shiffman, McLaren and Colman and Ms. Dearing for the fiscal year ended December 31, 2010. Includes perquisites for sporting events valued in the amounts of $8,637 and $223 for Mr. Shiffman and Ms. Dearing respectively; for the fiscal year ended December 31, 2012. Includes perquisites for sporting events valued in the amounts of $3,415 for Mr. Shiffman for the fiscal year ended December 31, 2011. Includes perquisites for sporting events valued in the amounts of $3,307, $304, and $406 for Messrs. Shiffman and McLaren and Ms. Dearing for the fiscal year ended December 31, 2010. Includes $45,750, $40,000, and $39,000 paid to Mr. Shiffman by Origen Financial, Inc. for service on its Board of Directors for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Grants of Plan Based Awards

We made the following grants of restricted shares of our common stock to certain named executive officers in 2012. The shares granted on February 20, 2012 vest 20 percent on February 20, 2016, 30 percent on February 20, 2017, 35 percent on February 20, 2018, 10 percent on February 20, 2019 and five percent on February 20, 2020. One-third of the shares granted on December 14, 2012 vest on each of December 14, 2016, 2017 and 2018.

SUN COMMUNITIES, INC.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock Option Awards (1)
Gary A. Shiffman	12/14/2012	20,000	$769,200

Karen J. Dearing	2/20/2012	5,000	$204,000

John B. McLaren	2/20/2012	10,000	$408,000
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

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2012

	Share Awards (1)
Name	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested (2)
Gary A. Shiffman	3,502	$139,695	(3)
	1,000	$39,890	(4)
	60,000	$2,393,400	(6)
	50,000	$1,994,500	(8)
	20,000	$797,800	(10)

Karen J. Dearing	350	$13,962	(4)
	6,500	$259,285	(5)
	10,000	$398,900	(6)
	7,500	$299,175	(7)
	10,000	$398,900	(8)
	5,000	$199,450	(9)

John B. McLaren	6,500	$259,285	(5)
	10,000	$398,900	(6)
	12,500	$498,625	(7)
	7,500	$299,175	(8)
	10,000	$398,900	(9)

Jonathan M. Colman	500	$19,945	(4)

(1)	All share awards begin to vest after either the third or fourth anniversary of the date of grant.

(2)	Value based on $39.89, the closing price of our common stock on NYSE on December 31, 2012.

(3)	Shares will vest on July 15, 2014.

(4)	Shares will vest on May 10, 2014.

(5)	3,500 shares vest on February 5, 2013, 2,000 shares vest on February 5, 2014 and the remaining 1,000 shares will vest in two equal installments on February 5, 2015 and February 5, 2018.

SUN COMMUNITIES, INC.

(6)	One-third of the shares vest on each of July 29, 2013, July 30, 2014 and July 31, 2015.

(7)	One-third of the shares vest on each of January 1, 2015, January 1, 2016 and January 1, 2017.

(8)	One-third of the shares vest on each of May 6, 2015, May 6, 2016 and May 6, 2017.

(9) Twenty percent of the shares vest on February 20, 2016, thirty percent of the shares vest on February 20, 2017, thirty-five percent of the shares vest on February 20, 2018, ten percent of the shares vest on February 20, 2019 and five percent of the shares vest on February 20, 2020.

(10)	One-third of the shares vest on each of December 14, 2016, December 14, 2017 and December 14, 2018.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning shares held by our named executive officers that vested during the fiscal year ended on December 31, 2012:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Karen J. Dearing	3,500	$144,393	(1)
	2,500	$109,538	(2)

John B. McLaren	3,500	$144,393	(1)

(1)	Value based on the average of the high and low of the share price on the vesting date, or the next business day if the vesting date was on a weekend.

(2)
Represents an award of phantom stock where a cash bonus is paid on the vesting date in lieu of shares. The cash bonus value is based on a 10 day average of our closing stock price prior to the vesting date.

Change in Control and Severance Payments

Messrs. Shiffman and McLaren and Ms. Dearing have contractual arrangements with us providing for severance and change in control payments. If any such executive is terminated without “cause,” he or she is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination and a continuation of salary for up to eighteen months after termination in the case of Mr. Shiffman and up to twelve months in the case of Ms. Dearing and Mr. McLaren, subject to the execution of a general release and continued compliance with his or her non-competition and confidentiality covenants. If Messrs. Shiffman’s or McLaren’s or Ms. Dearing’s employment is terminated due to death or disability, he or she or his or her heirs, is entitled to any accrued but unpaid salary, incentive compensation and benefits through the date of termination or death and a continuation of salary for up to twenty four months, in the case of Mr. Shiffman and Ms. Dearing and in the case of Mr. McLaren eighteen months if the permanent disability or death is on or before the third anniversary of the Effective Date of his employment agreement, and up to twenty four months if such permanent disability or death occurs after the third anniversary of the Effective Date of his employment agreement. Upon a change of control and if Messrs. Shiffman or McLaren or Ms. Dearing is terminated within two years after the date of such change of control or in the case of Mr. Shiffman, less than two years remain under the term of his employment agreement and in the case of Ms. Dearing and Mr. McLaren, less than 18 months remain under the term of his or her employment agreement, then he or she would receive 2.99 times his or her annual salary and a continuation of health and insurance benefits for one year. Under any of the foregoing events of termination or change of control, all stock options and other stock based compensation awarded to the executive shall become fully vested and immediately exercisable.

The following tables describe the potential payments upon termination without cause, a termination due to death or disability or after a change of control (and associated termination of the executives) for the following named executive officers:

SUN COMMUNITIES, INC.

Termination Without Cause

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$986,257	$5,365,285	$—	$6,351,542
Karen J. Dearing	$345,720	$1,569,672	$—	$1,915,392
John B. McLaren	$375,000	$1,854,885	$—	$2,229,885
Jonathan M. Colman	$—	$—	$—	$—

Termination Due to Death or Disability

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,315,010	$5,365,285	$—	$6,680,295
Karen J. Dearing	$691,440	$1,569,672	$—	$2,261,112
John B. McLaren	$562,500	$1,854,885	$—	$2,417,385
Jonathan M. Colman	$—	$19,945	$—	$19,945

Change of Control

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,965,940	$5,365,285	$10,899	$7,342,124
Karen J. Dearing	$1,033,703	$1,569,672	$279	$2,603,654
John B. McLaren	$1,121,249	$1,854,885	$10,899	$2,987,033
Jonathan M. Colman	$—	$19,945	$—	$19,945

(1)
Assumes a termination on December 31, 2012 and payments based on base salary (without taking into account any accrued incentive based compensation) as of December 31, 2012 for each executive for the periods specified above.

(2)	Calculated based on a termination as of December 31, 2012 and the fair market value of our common stock on NYSE as of December 31, 2012.

(3)	Reflects continuation of health benefits, life insurance and accidental death and disability insurance for the periods specified above.

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

SUN COMMUNITIES, INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to us, as of February 15, 2013, the shareholdings of: (a) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (b) each of our directors; (c) each named executive officer listed in the Summary Compensation Table; and (d) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	1,909,898	(2)	5.94%
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	60,149		*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	32,206		*
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	62,165		*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	15,874	(3)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	65,476	(4)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	79,312	(5)	*
Arthur A. Weiss 27777 Franklin Road Suite 200 Southfield, Michigan 48034	753,645	(6)	2.37%
Robert H. Naftaly 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	17,400	(7)	*
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	15,400	(8)	*
FMR LLC and Edward C. Johnson 3d (9) 82 Devonshire Street Boston, MA 02109	4,457,106		14.09%
The Vanguard Group, Inc. (10) 100 Vanguard Blvd. Malvern, PA 19355	3,471,436		10.97%
Vanguard Specialized Funds - Vanguard REIT Index Fund (11) 100 Vanguard Blvd. Malvern, PA 19355	1,869,953		5.91%
BlackRock, Inc. (12) 40 East 52nd Street New York, NY 10022	2,042,206		6.45%
Anchor Capital Advisors LLC (13) One Post Office Square, Suite 3850 Boston, MA 02109	2,099,860		6.64%
All executive officers and directors as a group (10 persons)(14)	2,415,890		7.50%

* Less than one percent (1%) of the outstanding shares.

SUN COMMUNITIES, INC.

(1)
In accordance with SEC regulations, the percentage calculations are based on 31,642,521 shares of common stock issued and outstanding as of February 15, 2013 plus shares of common stock which may be acquired pursuant to options exercisable, common OP Units and Aspen preferred OP Units of Sun Communities Operating Limited Partnership that are indirectly convertible into common stock, within 60 days of February 15, 2013, by each individual or group listed. As of February 15, 2013, each Aspen preferred OP Unit was indirectly convertible into 0.397 shares of common stock.

(2)
Includes: (a) 394,141 Common OP Units convertible into 394,141 shares of common stock; (b) 453,841 shares of common stock owned by certain limited liability companies of which Mr. Shiffman is a member and a manager, and (c) 141,794 Common OP Units convertible into 141,794 shares of common stock owned by certain limited liability companies of which Mr. Shiffman is a member and a manager.

(3)	Includes 9,500 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013.
(4)
Includes (a) 20,000 Common OP Units convertible into 20,000 shares of common stock, and (b) 6,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013.

(5)
Includes: (a) 17,437 Common OP Units convertible into 17,437 shares of common stock, (b) 139,735 Series A-1 preferred OP Units convertible into 139,735 Common OP Units, which in turn were convertible into 55,475 shares of common stock as of February 15, 2013, and (c) 3,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013.

(6)
Includes (a) 6,938 Common OP Units convertible into 6,938 shares of common stock, (b) 2,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013, (c) 453,841 shares of common stock owned by certain limited liability companies of which Mr. Weiss is a manager, (d) 141,794 Common OP Units convertible into 141,794 shares of common stock owned by a limited liability company of which Mr. Weiss is a manager, (e) 3,327 shares of common stock held by the 1997 Shiffman Charitable Remainder Unitrust for which Mr. Weiss is a Co-Trustee, (f) a beneficial interest only in 10,000 Common OP Units convertible into 10,000 shares of common stock, and (g) 86,810 shares of common stock and 40,287 common OP Units convertible into 40,287 shares of common stock held by the Gary A. Shiffman 2012 Irrevocable Family Trust, of which Mr. Weiss is the Trustee.  Mr. Weiss does not have a pecuniary interest in any of the 1997 Shiffman Charitable Remainder Unitrust, the Gary A. Shiffman 2012 Irrevocable Family Trust or the limited liability companies described above and, accordingly, Mr. Weiss disclaims beneficial ownership of the 543,978 shares of common stock and the 182,081 common OP Units held by such entities.

(7)	Includes 6,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013.
(8)	Includes 6,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013.
(9)
According to the Schedule 13G/A for the year ended December 31, 2012 and filed with the SEC on February 14, 2013, both FMR LLC, in its capacity as a parent holding company or control person, and Edward C. Johnson 3d, the Chairman of FMR LLC, beneficially own 4,457,106 shares of our common stock. According to the same filing, Fidelity Management & Research Company, a subsidiary of FMR LLC, in its capacity as an investment advisor, beneficially owns 2,801,420 shares of our common stock.

(10)
According to the Schedule 13G/A for the year ended December 31, 2012 and filed with the SEC on February 11, 2013, The Vanguard Group, Inc., in its capacity as an investment advisor, beneficially owns 3,471,436 shares of our common stock.

(11)
According to the Schedule 13G/A for the year ended December 31, 2012 and filed with the SEC on February 14, 2013, Vanguard Specialized Funds- Vanguard REIT Index Fund, in its capacity as an investment advisor, beneficially owns 1,869,953 shares of our common stock.

(12)
According to the Schedule 13G/A for the year ended December 31, 2012 and filed with the SEC on February 5, 2013, BlackRock, Inc., in its capacity as a parent holding company or control person, beneficially owns 2,042,206 shares of our common stock.

(13)
According to the Schedule 13G/A for the year ended December 31, 2012 and filed with the SEC on February 13, 2013, Anchor Capital Advisors LLC, in its capacity as an investment advisor, beneficially owns 2,099,860 shares of our common stock.

(14)
Includes (a) 630,597 common OP Units convertible into 630,597 shares of common stock, (b) 139,735 Series A-1 preferred OP Units convertible into 139,735 common OP Units, which in turn were convertible into 55,475 shares of common stock as of February 15, 2013, and (c) 32,500 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 15, 2013.

SUN COMMUNITIES, INC.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Equity Affiliates

We have entered into the following transactions with Origen Financial Services, LLC (“OFS LLC”):

•
Investment in OFS LLC. We entered into an agreement with four unrelated companies and contributed cash of approximately $0.6 million towards the formation of a limited liability company. OFS LLC purchased the origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its members. We accounted for our investment in OFS LLC using the equity method of accounting which we have since suspended. As of December 31, 2012, we had an ownership interest in OFS LLC of 22.9 percent, and the carrying value of our investment was zero.

•
Loan Origination, Sale and Purchase Agreement. OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid OFS LLC a fee of approximately $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2012. We purchased, at par, $6.4 million of these loans during the year ended December 31, 2012.

We have entered into the following transactions with Origen:

•
Investment in Origen: We own 5,000,000 shares of Origen common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman’s family) owns 1,025,000 shares of Origen common stock. We accounted for our investment in Origen using the equity method of accounting which we have since suspended. As of December 31, 2012 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.

•	Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer is a board member of Origen.

Lease of Principal Executive Offices

Gary A. Shiffman, together with certain of his family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss, one of our directors, owns less than one percent indirect interest in American Center LLC. As of October 2011, we lease approximately 48,200 rentable square feet. The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The annual base rent under the current lease is $18.61 per square foot (gross) and will remain this amount through October 31, 2014. From November 1, 2014 to August 31, 2015, the annual base rent will be $18.72 per square foot (gross) and then from September 1, 2015 to October 31, 2016, the annual base rent will be $17.92 per square foot (gross). We also have a temporary lease for $9.58 per square foot (gross) until April 2013 on 10,500 rentable square feet. Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as one of our officers and/or directors and their ownership interest in American Center LLC.

Loan Funding Agreement with Talmer Bank

Each of Robert H. Naftaly and Arthur A. Weiss, who serve on our board of directors, is also a director of each of Talmer Bancorp, Inc. and its primary operating subsidiary, Talmer Bank. Each of Mr. Naftaly, Mr. Weiss and Mr. Shiffman also owns less than one percent of Talmer Bancorp, Inc.'s common stock. In January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us.

SUN COMMUNITIES, INC.

Legal Counsel

During 2012, Jaffe, Raitt, Heuer &Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $3.4 million in 2012 in connection with services rendered by Jaffe, Raitt, Heuer &Weiss, Professional Corporation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered by Grant Thornton, LLP, our independent auditors, for the fiscal years ended December 31, 2012 and 2011 were as follows:

Category	FYE 12/31/12	FYE 12/31/11
Audit Fees: For professional services rendered for the audit of the Company’s financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$734,170	$601,908
Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards and potential transactions and other SEC related matters	$7,019	$32,020
Tax Fees	$—	$—
All Other Fees	$—	$—

The Audit Committee has a policy concerning the pre-approval of audit and non-audit services to be provided by our independent auditors. The policy requires that all services provided by the independent auditors to us, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular category or group of services and is subject to a particular budget. In other cases, specific pre-approval is required. The Audit Committee approved all audit and non-audit related services provided to us by Grant Thornton during the 2011 and 2012 fiscal years.

SUN COMMUNITIES, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed herewith as part of this Form 10-K:

1.    Financial Statements.
A list of the financial statements required to be filed as a part of this Form 10‑K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

2.    Financial Schedules
A list of the financial statement schedules required to be filed as a part of this Form 10‑K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

3.    Exhibits.
A list of the exhibits required by Item 601 of Regulation S‑K to be filed as a part of this Form 10-K is shown on the “Exhibit Index” filed herewith.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)
Date: February 25, 2013	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer, President and Chairman of the Board of Directors	February 25, 2013
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer	February 25, 2013
Karen J. Dearing
/s/	Stephanie W. Bergeron	Director	February 25, 2013
Stephanie W. Bergeron
/s/	Paul D. Lapides	Director	February 25, 2013
Paul D. Lapides
/s/	Clunet R. Lewis	Director	February 25, 2013
Clunet R. Lewis
/s/	Robert H. Naftaly	Director	February 25, 2013
Robert H. Naftaly
/s/	Ronald L. Piasecki	Director	February 25, 2013
Ronald L. Piasecki
/s/	Arthur A. Weiss	Director	February 25, 2013
Arthur A. Weiss

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Master Contribution Agreement dated April 1, 2011 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership, and Kentland Corporation, Wilbur A. Lettinga, William B. Lettinga and Michael Lettinga	(23)
2.2	Contribution Agreement (Tamarac Village) dated as of May 5, 2011 by and among Tamarac Village Holding Company MHP Holding Company #2, LLC, Tamarac Village Holding Company MHP Holding Company #1, LLC, Tamarac Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Apple Carr Village, Brookside Village, Dutton Mill Village, Hickory Hills Village, Holiday West Village, Leisure Village, Oak Island Village, Southwood Village, Sycamore Village, Warren Dunes Village and Waverly Shores Village)	(23)
2.3	Contribution Agreement (Country Meadows Village) dated as of May 5, 2011 by and among Country Meadows Village Holding Company MHP Holding Company #2, LLC, Country Meadows Village Holding Company MHP Holding Company #1, LLC, Country Meadows Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Cider Mill Village, Country Hills Village, Hidden Ridge RV Park, Pinebrook Village and Windsor Woods Village)	(23)
2.4	Agreement of Sale dated July 27, 2012 between Northville Crossing Venture L.L.C. and Sun Northville Crossing LLC	(29)
2.5	Contribution Agreement dated October 3, 2012, among Sun Communities Operating Limited Partnership, Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC	(30)
2.6	Limited Liability Company Interests Assignment Agreement dated October 22, 2012, among Sun Communities Operating Limited Partnership, PCGRV, LLC and Keith Amigos, Inc.	(31)
2.7
Omnibus Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Robert C. Morgan, Robert Moser, Ideal Private Resorts LLC and Morgan Fiesta Key LLC, Gwynns Island RV Resort LLC, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC, Wagon Wheel Maine LLC, Westward Ho RV Resort LLC and Wild Acres LLC, as amended by a First Amendment dated December 13, 2012 and a Second Amendment dated February 8, 2013
		(22)
2.8	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Wagon Wheel Maine LLC and Wild Acres LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 20, 2012 and a Third Amendment dated February 8, 2013	(22)
2.9	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Gwynns Island RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC and Westward Ho RV Resort LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 31, 2012, a Third Amendment dated January 28, 2013 and a Fourth Amendment dated February 8, 2013	(22)
2.10	Amended and Restated Indemnity Agreement, dated February 8, 2013	(22)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc	(1)
3.2	Articles Supplementary, dated October 16, 2006	(12)
3.3	First Amended and Restated Bylaws	(16)
3.4	Articles of Amendment dated June 13, 1997	(32)
3.5	Articles Supplementary designating 7.125% Series A Cumulative Redeemable Preferred Stock dated November 9, 2012	(32)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(6)
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(15)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(15)
4.4	Sun Communities, Inc. Equity Incentive Plan#	(17)
4.5	Form of Senior Indenture	(19)
4.6	Form of Subordinated Indenture	(19)
4.7	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	(23)
4.8	Form of certificate evidencing common stock	(32)
4.9	Form of certificate evidencing 7.125% Series A Cumulative Redeemable Preferred Stock	(32)
4.10	Articles Supplementary canceling and reclassifying 9.125% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 9, 2012	(33)
4.11	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	(22)
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	(2)
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.4	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(3)
10.5	Long Term Incentive Plan#	(4)

SUN COMMUNITIES, INC.

Exhibit Number	Description	Method of Filing
10.6	Second Amended and Restated 1993 Stock Option Plan#	(5)
10.7	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(6)
10.8	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.9	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.10	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.11	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(8)
10.12	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(9)
10.13	Schedule identifying substantially identical agreements to Exhibit 10.12	(9)
10.14	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and BANK OF AMERICA, N.A., as Lender	(9)
10.15	Schedule identifying substantially identical agreements to Exhibit 10.14	(9)
10.16	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(9)
10.17	Schedule identifying substantially identical agreements to Exhibit 10.16	(9)
10.18	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen – Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(9)
10.19	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(9)
10.20	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen – Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(9)
10.21	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(10)
10.22	Form of Restricted Stock Award Agreement#	(10)
10.23	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(11)
10.24	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(13)
10.25	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(13)
10.26	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(13)
10.27	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(13)
10.28	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(13)
10.29	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(13)
10.30	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(14)
10.31	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(14)
10.32	Loan Agreement dated March 1, 2011 among Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, and JPMorgan Chase Bank, National Association, as Lender	(20)
10.33	Promissory Note dated March 1, 2011 in the principal amount of $115,000,000 by Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, in favor of JPMorgan Chase Bank, National Association, as Lender	(20)
10.34	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	(21)
10.35	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	(21)
10.36	Two Hundred Seventy Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of June 23, 2011	(23)
10.37	Second Amended and Restated Master Credit Facility Agreement dated July 27, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(24)

SUN COMMUNITIES, INC.

Exhibit Number	Description	Method of Filing
10.38	Credit Agreement dated September 28, 2011, among Sun Communities Operating Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager and Fifth Third Bank, as Syndication Agent	(25)
10.39	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 3, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(26)
10.40	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $152,362,500	(27)
10.41	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000	(27)
10.42	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(35)
10.43	First Amended and Restated 2004 Non-Employee Director Option Plan#	(28)
10.44	Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein	(30)
10.45	Two Hundred Eighty Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated November 14, 2012	(33)
10.46	Loan Agreement dated November 15, 2012 among Ladder Capital Finance LLC, Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC	(34)
10.47	Promissory Note dated November 15, 2012 made by Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC, in favor of Ladder Capital Finance LLC, in the original principal amount of $45,900,000	(34)
10.48	Guaranty of Recourse Obligations dated November 15, 2012 made by Sun Communities Operating Limited Partnership in favor of Ladder Capital Finance LLC	(34)
10.49	Mezzanine Loan Agreement dated November 14, 2012 among Sun Rudgate Lender LLC, Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC	(34)
10.50	Promissory Note (Mezzanine) dated November 14, 2012 made by Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC, in favor of Sun Rudgate Lender LLC, in the maximum principal amount of up to $25,000,000	(34)
10.51	Future Advance Promissory Note (Mezzanine) dated November 14, 2012 made by Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC, in favor of Sun Rudgate Lender LLC, in the maximum principal amount of up to $15,000,000	(34)
10.52	Property Management Agreement dated November 14, 2012 between Rudgate Village SPE, LLC and Sun Home Services, Inc.	(34)
10.53	Property Management Agreement dated November 14, 2012 among Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC and Sun Home Services, Inc.	(34)
10.54	Credit Agreement, dated February 6, 2013, by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., certain of its wholly owned subsidiaries, Bank of Montreal, as administrative agent and lender, and BMO Capital Markets, as sole lead arranger and sole book manager	(22)
10.55	At the Market Offering Sales Agreement, dated May 10, 2012, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp. and Liquidnet, Inc.	(18)
10.56	Two Hundred Eighty Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of February 8, 2013	(22)
21.1	List of Subsidiaries of Sun Communities, Inc.	(36)
23.1	Consent of Grant Thornton LLP	(36)
23.2	Consent of Baker Tilly Virchow Krause, LLP	(36)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(36)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(36)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(36)
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2012	(36)
101.1*
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2012, 2011, and 2010; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III – Real Estate and Accumulated Depreciation.
		(36)

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

SUN COMMUNITIES, INC.

(1)    Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33‑69340

(2)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 33‑80972

(3)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1996

(4)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 1997

(5)	Incorporated by reference to Sun Communities, Inc.’s Proxy Statement, dated April 20, 1999

(6)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated September 29, 1999

(7)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2001

(8)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2002, as amended

(9)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

(10)	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004

(11)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 23, 2005

(12)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 16, 2006

(13)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007

(14)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 4, 2008

(15)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated June 3, 2008

(16)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated April 30, 2009

(17)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated July 22, 2009

(18)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8‑K dated May 10, 2012

(19)	Incorporated by reference to Sun Communities, Inc.’s Registration Statement No. 333-181315

(20)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 1, 2011

(21)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated March 7, 2011

(22)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated February 6, 2013

(23)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 23, 2011

(24)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 27, 2011

(25)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated September 28, 2011

(26)	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

(27)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated January 3, 2012

(28)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 19, 2012

(29)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated July 27, 2012

(30)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated October 3, 2012

(31)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 10-Q for the quarter ended September 30, 2012

(32)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-A dated November 9, 2012

(33)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated November 9, 2012

SUN COMMUNITIES, INC.

(34)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated November 14, 2012

(35)	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 10-K for the year ended December 31, 2011

(36)	Filed herewith

SUN COMMUNITIES, INC.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SUN COMMUNITIES, INC.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2012, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, and their report is included herein.

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited Sun Communities, Inc. (a Maryland Corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sun Communities, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Sun Communities, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Sun Communities, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sun Communities, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012, and the related financial statement schedule, and our report dated February 25, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 25, 2013

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland Corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2013, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 25, 2013

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2012	2011
ASSETS
Investment property, net (including $56,326 and $0 for consolidated variable interest entities, respectively)	$1,518,136	$1,196,606
Cash and cash equivalents	29,508	5,857
Inventory of manufactured homes	7,527	5,832
Notes and other receivables	139,067	114,884
Other assets	59,879	44,795
TOTAL ASSETS	$1,754,117	$1,367,974
LIABILITIES
Debt (including $45,900 and $0 for consolidated variable interest entities, respectively)	$1,423,720	$1,268,191
Lines of credit	29,781	129,034
Other liabilities	87,626	71,404
TOTAL LIABILITIES	$1,541,127	$1,468,629
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000 shares authorized (December 31, 2012 and 2011, 3,400 and 0 shares issued, respectively)	$34	$—
Common stock, $0.01 par value, 90,000 shares authorized (December 31, 2012 and 2011, 31,557 and 23,612 shares issued, respectively)	316	236
Additional paid-in capital	940,202	555,981
Accumulated other comprehensive loss	(696)	(1,273)
Distributions in excess of accumulated earnings	(683,734)	(617,953)
Treasury stock, at cost (December 31, 2012 and 2011, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' equity (deficit)	192,522	(126,609)
Noncontrolling interests:
Series A-1 preferred OP units	45,548	45,548
Common OP units	(24,572)	(19,594)
Consolidated variable interest entities	(508)	—
Total Noncontrolling Interests	20,468	25,954
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	212,990	(100,655)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,754,117	$1,367,974

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
REVENUES
Income from real property	$255,761	$223,613	$204,498
Revenue from home sales	45,147	32,252	31,945
Rental home revenue	26,589	22,290	20,480
Ancillary revenues, net	484	592	505
Interest	11,018	9,509	8,053
Other income, net	617	929	489
Total revenues	339,616	289,185	265,970
COSTS AND EXPENSES
Property operating and maintenance	68,839	59,190	52,994
Real estate taxes	19,207	17,547	16,282
Cost of home sales	34,918	25,392	24,030
Rental home operating and maintenance	18,141	16,196	15,414
General and administrative - real property	20,037	19,704	17,182
General and administrative - home sales and rentals	8,980	8,156	7,628
Acquisition related costs	4,296	1,971	—
Depreciation and amortization	89,674	74,193	68,868
Asset impairment charge	—	1,382	—
Interest	67,859	64,606	62,136
Interest on mandatorily redeemable debt	3,321	3,333	3,291
Total expenses	335,272	291,670	267,825
Income (loss) before income taxes and distributions from affiliate	4,344	(2,485)	(1,855)
Provision for state income taxes	(249)	(150)	(512)
Distributions from affiliate	3,900	2,100	500
Loss from affiliate	—	—	(1,646)
Net income (loss)	7,995	(535)	(3,513)
Less: Preferred return to Series A-1 preferred OP units	2,329	1,222	—
Less: Amounts attributable to noncontrolling interests	(318)	(671)	(630)
Less: Series A Preferred Stock Distributions	1,026	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$4,958	$(1,086)	$(2,883)
Weighted average common shares outstanding:
Basic	27,255	21,147	19,168
Diluted	27,272	21,147	19,168
Earnings (loss) per share:
Basic	$0.18	$(0.05)	$(0.15)
Diluted	$0.18	$(0.05)	$(0.15)

Dividends per common share:	$2.52	$3.15	$2.52

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$7,995	$(535)	$(3,513)
Unrealized gain (loss) on interest rate swaps	643	1,048	(411)
Total comprehensive income (loss)	8,638	513	(3,924)
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(252)	(576)	(673)
Comprehensive income (loss) attributable to Sun Communities, Inc.	$8,890	$1,089	$(3,251)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Officer's Notes	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Non-controlling Interests	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2009	$—	$206	$463,811	$(5,028)	$(1,858)	$(498,370)	$(63,600)	$(6,469)	$(111,308)
Issuance of common stock from exercise of options, net	—	—	211	—	—	—	—	—	211
Issuance and associated costs of common stock, net	—	11	29,907	—	—	—	—	(1)	29,917
Share-based compensation - amortization and forfeitures	—	—	1,402	—	—	69	—	—	1,471
Net income (loss)	—	—	—	—	—	(2,883)	—	(630)	(3,513)
Unrealized loss on interest rate swaps	—	—	—	—	(368)	—	—	(43)	(411)
Repayment of officer's notes	—	—	—	5,028	—	—	—	—	5,028
Cash distributions	—	—	—	—	—	(48,441)	—	(5,338)	(53,779)
Balance as of December 31, 2010	$—	$217	$495,331	$—	$(2,226)	$(549,625)	$(63,600)	$(12,481)	$(132,384)
Issuance of common stock from exercise of options, net	—	—	841	—	—	—	—	—	841
Issuance and associated costs of common stock, net	—	19	58,347	—	—	—	—	—	58,366
Issuance of preferred OP units	—	—	—	—	—	—	—	45,548	45,548
Share-based compensation - amortization and forfeitures	—	—	1,462	—	—	79	—	—	1,541
Net income (loss)	—	—	—	—	—	136	—	(671)	(535)
Unrealized gain on interest rate swaps	—	—	—	—	953	—	—	95	1,048
Distributions declared	—	—	—	—	—	(68,543)	—	(6,537)	(75,080)
Balance as of December 31, 2011	$—	$236	$555,981	$—	$(1,273)	$(617,953)	$(63,600)	$25,954	$(100,655)
Issuance of common stock from exercise of options, net	—	—	166	—	—	—	—	—	166
Issuance and associated costs of common stock, net	—	80	300,554	—	—	—	—	—	300,634
Issuance and associated costs of Series A preferred stock	34	—	82,166	—	—	—	—	—	82,200
Share-based compensation - amortization and forfeitures	—	—	1,335	—	—	90	—	—	1,425
Net income (loss)	—	—	—	—	—	8,313	—	(318)	7,995
Unrealized gain on interest rate swaps	—	—	—	—	577	—	—	66	643
Distributions declared	—	—	—	—	—	(74,184)	—	(5,234)	(79,418)
Balance as of December 31, 2012	$34	$316	$940,202	$—	$(696)	$(683,734)	$(63,600)	$20,468	$212,990

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$7,995	$(535)	$(3,513)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss from land disposition	(99)	—	12
Asset impairment charges	—	1,382	—
(Gain) loss on valuation of derivative instruments	(4)	13	10
Stock compensation expense	1,463	1,609	1,593
Depreciation and amortization	86,487	73,484	66,873
Amortization of deferred financing costs	1,619	1,707	1,648
Distributions from affiliate	(3,900)	(2,100)	(500)
Loss from affiliate	—	—	1,646
Change in notes receivable from financed sales of inventory homes, net of repayments	(8,583)	(5,868)	(4,207)
Change in inventory, other assets and other receivables, net	(1,211)	(18,461)	(3,647)
Change in accounts payable and other liabilities	3,484	12,080	(1,566)
NET CASH PROVIDED BY OPERATING ACTIVITIES	87,251	63,311	58,349
INVESTING ACTIVITIES:
Investment in properties	(125,075)	(87,720)	(50,863)
Acquisitions	(249,317)	(77,171)	—
Proceeds related to affiliate dividend distribution	3,900	2,100	500
Proceeds related to disposition of land	172	—	1
Proceeds related to disposition of assets and depreciated homes, net	936	3,859	3,891
Increase in notes receivable, net	(5,835)	(396)	3,859
NET CASH USED IN INVESTING ACTIVITIES	(375,219)	(159,328)	(42,612)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	300,634	58,366	29,917
Net proceeds from stock option exercise	166	841	211
Net proceeds from issuance of Series A Preferred Stock	82,200	—	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(73,371)	(60,034)	(53,779)
Payments to retire preferred operating partnership units	—	—	(925)
Borrowings on lines of credit	253,195	214,631	137,059
Payments on lines of credit	(352,448)	(180,124)	(136,997)
Proceeds from issuance of other debt	192,278	200,615	27,208
Payments on other debt	(89,004)	(137,330)	(14,114)
Payments for deferred financing costs	(2,031)	(3,511)	(393)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	311,619	93,454	(11,813)
Net increase (decrease) in cash and cash equivalents	23,651	(2,563)	3,924
Cash and cash equivalents, beginning of period	5,857	8,420	4,496
Cash and cash equivalents, end of period	$29,508	$5,857	$8,420
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$79,400	$55,560	$53,316
Cash paid for interest on mandatorily redeemable debt	$3,326	$3,331	$3,288
Cash paid for state income taxes	$320	$523	$582
Noncash investing and financing activities:
Unrealized gain (loss) on interest rate swaps	$643	$1,048	$(411)
Reduction in secured borrowing balance	$13,680	$11,104	$7,999
Dividends declared	$21,093	$15,046	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-1 preferred OP units issued	$—	$45,548	$—
Acquisitions - debt assumed	$62,826	$52,398	$—
Acquisitions - other liabilities	$880	$4,982	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

We own, operate, and develop manufactured housing and recreational vehicle communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2012, we owned and operated a portfolio of 173 properties located in 19 states (the “Properties”), including 149 manufactured housing communities, 13 RV communities, and 11 properties containing both manufactured housing and RV sites. As of December 31, 2012, the Properties contained an aggregate of 63,697 developed sites comprised of 52,833 developed manufactured home sites, 4,904 permanent RV sites, 5,960 transient RV sites, and approximately 6,900 additional manufactured home sites suitable for development.

Principles of Consolidation

The accompanying financial statements include our accounts and all majority-owned and controlled subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity ("VIE"). All inter-company transactions have been eliminated in consolidation. Any subsidiaries, in which we have an ownership percentage equal to or greater than 50 percent, but less than 100 percent, represent subsidiaries with a noncontrolling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results. This allocation is recorded as the noncontrolling interest in our Consolidated Financial Statements.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long lived assets based on discounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

SUN COMMUNITIES, INC.
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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $1.8 million as of December 31, 2011. We did not have any cash deposits in excess of federally insured amounts as of December 31, 2012. From time to time, we may have cash deposits in excess of federally insured amounts.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

Investments in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting. The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received. We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators. When we have a carrying value of zero for our investment, we suspend the equity method of accounting until such time that the affiliate’s net income equals or exceeds the share of net losses not recognized during the time in which the equity method of accounting was suspended. See Note 7 for additional information.

SUN COMMUNITIES, INC.
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

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2012 and 2011. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 5 for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the notes receivables for impairments. No loans were considered impaired as of December 31, 2012 and 2011.

We evaluate the credit quality of our notes receivable at the inception of the receivable. We consider the following factors in order to determine the credit quality of the applicant - rental payment history; home debt to income ratio; total debt to income ratio; length of employment; previous landlord references; and FICO scores.

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

Other Assets

Included in other assets at December 31, 2012 and 2011 is restricted cash in the amount $8.9 million and $7.2 million, respectively. Restricted cash consists of amounts held in deposit at a financial institution to collateralize derivative instruments in a liability position and deposits for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements.

SUN COMMUNITIES, INC.
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

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2012, 2011, and 2010, we had advertising costs of $2.5 million, $2.4 million and $2.2 million, respectively.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions

The amount of revenue and net income included in the Consolidated Statements of Operations for the years ended December 31, 2012 for all acquisitions detailed below is set forth in the following table (in thousands):

	Revenue	Net Income
Years Ended December 31, 2012	$38,557	$290

2012 Activity:

In February 2012, we acquired Three Lakes RV Resort, Blueberry Hill RV Resort and Grand Lake Estates (collectively, the “Additional Florida Properties”), one of which is located in Hudson, Florida, one of which is located in Bushnell, Florida and one of which is located in Orange Lake, Florida, comprised of 1,114 RV sites in the aggregate.

In July 2012, we acquired Blazing Star RV Resort ("Blazing Star"), an RV community with 260 sites located in San Antonio, Texas.

In July 2012, we also acquired Northville Crossing Manufactured Home Community ("Northville Crossing"), a manufacturing housing community with 756 sites located in Northville, Michigan.
In October 2012, we acquired Rainbow RV Resort ("Rainbow"), an RV community with approximately 500 sites located in Frostproof, Florida.
In November 2012, we acquired four manufactured home communities (the "Rudgate Acquisition Properties") with approximately 1,996 sites located in southeast Michigan. We also entered into management agreements with Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C. under which we manage and operate two other manufactured home communities (the "Rudgate Managed Properties") which are located in southeast Michigan and contain approximately 1,598 sites. In addition we provided mezzanine financing to the Rudgate Managed Properties. The Rudgate Managed Properties are accounted for as variable interest entities and are included in our 2012 acquisition activity (See Note 8 for details).
In December 2012, we acquired Palm Creek Golf & RV Resort ("Palm Creek"), a community with 283 manufactured home sites, 1,580 RV sites and expansion potential of approximately 550 manufactured housing or 990 RV sites located in Casa Grande, Arizona.

Also in December 2012, we acquired Lake-In-Wood Camping Resort ("Lake In Wood"), an RV community with approximately 425 sites located in Lancaster County, Pennsylvania.

Subsequent to year end on February 8, 2013, we acquired ten RV communities from Gwynns Island RV Resort LLC, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC, Wagon Wheel Maine LLC, Westward Ho RV Resort LLC and Wild Acres LLC (collectively, "Morgan RV Properties"), with approximately 3,700 sites located in Ohio, Virginia, Maine, Massachusetts, Connecticut, New Jersey and Wisconsin for a purchase price of $112.8 million, which was paid by the issuance of $4.0 million of newly created Series A-3 Preferred OP Units and the remainder paid in cash. Subject to certain contractual restrictions contained in the acquisition agreements, the Series A-3 Preferred OP Units carry an annual yield of 4.5% and are exchangeable into shares of common stock at a price of $53.75 per share.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the 2012 acquisitions above (in thousands):

At Acquisition Date	Addtl Florida Properties	Blazing Star	Northville Crossing	Rainbow	Rudgate Acquisition and Managed Properties	Palm Creek	Lake In Wood	Total
Investment in property	$25,384	$6,913	$30,814	$7,572	$123,754	$87,979	$14,457	$296,873
Inventory of manufactured homes	112	220	187	679	2,978	—	—	4,176
Notes	—	—	1,169	—	3,002	—	—	4,171
In-place leases	180	—	260	40	8,110	2,058	—	10,648
Other assets	—	193	—	—	745	686	43	1,667
Other liabilities	(1,194)	(179)	(221)	(331)	(1,832)	(880)	(755)	(5,392)
Assumed debt	—	(4,104)	—	—	(15,103)	(43,619)	—	(62,826)

Total identifiable assets and liabilities assumed	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$249,317

Consideration

Cash (1)	$24,482	$3,043	$32,209	$7,351	$54,054	$10,247	$13,745	$145,131
New debt proceeds (2)	—	—	—	609	67,600	35,977	—	104,186

Fair value of total consideration transferred	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$249,317

(1) Subsequent to the acquisition, on March 30, 2012, the Additional Florida Properties were encumbered with a $19.0 million loan. On September 28, 2012, Northville Crossing was encumbered with a $21.7 million loan. (See Note 9)
(2) Subsequent to the acquisition, in January 2013, we paid off the $36.0 million sellers note for Palm Creek. (See Note 9)

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2012 and 2011 as if the properties were acquired on January 1, 2011. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Years Ended December 31,
	(unaudited)
	2012	2011
Total revenues	$367,710	$323,473
Net income attributable to Sun Communities, Inc. shareholders	13,666	6,677
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.50	0.31
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.50	0.30

(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) Certain sellers had management fees of $0.3 million for the year ended December 31, 2011 that have been excluded from above as these fees will not continue going forward.
(b) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2012 and included in 2011 for acquisitions completed in 2012.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions, continued

2011 Activity:

In May 2011, we acquired Orange City RV Resort (“Orange City”), a Florida RV community comprised of 525 developed sites located in Orange City, Florida.

In June 2011, we closed on the acquisition of Kentland Communities (“Kentland”), comprised of 17 manufactured home communities and one recreational vehicle community.  The 18 acquired communities are located in western Michigan and contain 5,434 developed sites.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the 2011 acquisitions (in thousands):

At Acquisition Date	Kentland	Orange City	Cider Mill	Florida Properties	Total
Investment in property	$131,228	$6,460	$2,088	$24,027	$163,803
Inventory of manufactured homes	1,150	—	—	36	1,186
Notes	3,542	—	—	—	3,542
In-place leases	9,200	10	—	190	9,400
Other assets	1,269	—	—	97	1,366
Other liabilities	(2,067)	—	(1,678)	(1,237)	(4,982)
Assumed debt	(52,398)	—	—	—	(52,398)

Total identifiable assets and liabilities assumed	$91,924	$6,470	$410	$23,113	$121,917

Consideration

Cash	$27,383	$2,533	$410	$6,113	$36,439
Series A-1 preferred OP units	45,548	—	—	—	45,548
New debt proceeds	18,993	3,937	—	17,000	39,930

Fair value of total consideration transferred	$91,924	$6,470	$410	$23,113	$121,917

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions, continued

The results of operations of the acquisitions detailed above are included in the Consolidated Statements of Operations beginning on their respective acquisition dates. The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2011 as if the properties were acquired on January 1, 2010. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Years Ended December 31,
	(unaudited)
	2011	2010
Total revenues	$304,730	$293,982
Net income attributable to Sun Communities, Inc. shareholders	1,005	(2,326)
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.05	(0.12)
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.05	(0.12)

(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) The sellers had management fees of $0.8 million and $1.5 million for the years ended December 31, 2011 and 2010 that have been excluded from above as these fees will not continue going forward.
(b) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2011 and included in 2010 for acquisitions completed in 2011.

Acquisition related costs of approximately $4.3 million and $2.0 million have been incurred for the years ended December 31, 2012 and 2011, respectively, and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

As of December 31, 2012, the total residual value of the acquired in-place leases above is $17.8 million. The amortization period is seven years.

We have completed the purchase price allocation for Kentland, Orange City, Cider Mill and the Florida Properties. The purchase price allocations for the Additional Florida Properties, Blazing Star, Northville Crossing, Rainbow, Rudgate Acquisition and Managed Properties, Palm Creek and Lake In Wood are preliminary and may be adjusted as final costs and final valuations are determined.

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	December 31, 2012	December 31, 2011
Land	$182,682	$140,230
Land improvements and buildings	1,608,825	1,342,325
Rental homes and improvements	305,838	246,245
Furniture, fixtures, and equipment	54,354	41,172
Land held for future development	25,606	24,633
Investment property	2,177,305	1,794,605
Accumulated depreciation	(659,169)	(597,999)
Investment property, net	$1,518,136	$1,196,606

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      Investment Property, continued

In December 2011, we recorded impairment charges of $1.4 million associated with a long-lived asset for our manufactured housing community in Reidsville, North Carolina. This community consists of 45 developed sites. Based on our impairment analysis, we reviewed the carrying value of the long-lived asset to be held and used for impairment which indicated a possible impairment. Circumstances that prompted this test of recoverability included a decrease in the net operating income and an adverse judgment that limits the number of rental homes in the community. We considered both of these factors and determined that we will not be expanding the community. We recognized the impairment loss because the long-lived asset's carrying value was deemed not recoverable and exceeded estimated fair value. We estimated the fair value of the long-lived asset based on discounted future cash flows and any potential disposition proceeds for the given asset. We used variables such as estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds to forecast future cash flows. This transaction is classified as Asset Impairment Charge within the Consolidated Statements of Operations.

See Note 2 for details on acquisitions.

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2012 and 2011 under which we received a total of $26.4 million and $21.5 million , respectively, of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the Consolidated Balance Sheets. The balance of the collateralized receivables was $93.8 million (net of allowance of $0.6 million) and $81.2 million (net of allowance of $0.5 million) as of December 31, 2012 and December 31, 2011, respectively.  The outstanding balance on the secured borrowing was $94.4 million and $81.7 million as of December 31, 2012 and December 31, 2011, respectively.

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

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$81,682	$71,278
Financed sales of manufactured homes	26,406	21,509
Principal payments and payoffs from our customers	(5,662)	(4,425)
Principal reduction from repurchased homes	(8,017)	(6,680)
Total activity	12,727	10,404
Ending balance	$94,409	$81,682

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $9.4 million and $8.5 million for the years ended December 31, 2012 and 2011, respectively.

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2012	December 31, 2011
Installment notes receivable on manufactured homes, net	$21,898	$13,417
Collateralized receivables, net (see Note 4)	93,834	81,176
Other receivables, net	23,335	20,291
Total notes and other receivables	$139,067	$114,884

Installment Notes Receivable on Manufactured Homes

The installment notes of $21.9 million (net of allowance of $0.1 million) and $13.4 million (net of allowance of $0.1 million) as of December 31, 2012 and December 31, 2011, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.6 percent and 11.0 years as of December 31, 2012, and 7.9 percent and 10.3 years as of December 31, 2011.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$13,545	$9,466
Financed sales of manufactured homes	7,453	3,362
Acquired notes (see Note 2)	4,171	3,542
Principal payments and payoffs from our customers	(2,292)	(1,728)
Principal reduction from repossessed homes	(858)	(1,097)
Total activity	8,474	4,079
Ending balance	$22,019	$13,545

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Notes and Other Receivables, continued

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $93.8 million (net of allowance of $0.6 million) and $81.2 million(net of allowance of $0.5 million ) as of December 31, 2012 and December 31, 2011, respectively.  The receivables have a net weighted average interest rate and maturity of 11.0 percent and 13.2 years as of December 31, 2012, and 11.2 percent and 13.2 years as of December 31, 2011.

Subsequent to year end in January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10.0 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for losses for collateralized and installment notes receivable as of December 31, 2012 and December 31, 2011 (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Beginning balance	$(635)	$(303)
Lower of cost or market write-downs	243	84
Increase to reserve balance	(305)	(416)
Total activity	(62)	(332)
Ending balance	$(697)	$(635)

Other Receivables

As of December 31, 2012 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.3 million (net of allowance of $0.5 million), home sale proceeds of $6.1 million, insurance receivables of $1.7 million, insurance settlement of $3.7 million, rebates and other receivables of $3.5 million and a note receivable of $5.0 million. The $5.0 million note, which was loaned to the principals of the Florida Properties, bears interest at LIBOR plus 475 basis points, and is secured by all of the equity interests in entities that own four RV communities. The extended maturity date of the note is February 28, 2013. As of December 31, 2011 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.0 million (net of allowance of $0.4 million), home sale proceeds of $3.3 million, insurance receivables of $0.8 million, rebates receivable in association of FNMA agreement of $4.9 million, insurance settlement of $3.7 million, note receivable related to Kentland acquisition of $0.9 million (see Note 2), and rebates and other receivables of $3.7 million.

6.	Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the Consolidated Balance Sheets. They are amortized over a seven year amortization period. The gross carrying amount was $35.3 million and $25.3 million at December 31, 2012 and December 31, 2011, respectively. The accumulated amortization is $11.8 million and $10.8 million at December 31, 2012 and December 31, 2011, respectively. Aggregate net amortization expense related to intangible assets was $3.6 million, $2.5 million and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. We anticipate the amortization expense for the existing intangible assets to be $4.3 million, $4.0 million, $3.8 million, $3.6 million and $3.4 million for the next five years.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At December 31, 2012 and 2011, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividends on our shares of Origen common stock.  The dividend payments are funded through normal operations and certain other transactions such as swap terminations and selling of securities. Our investment in Origen had a market value of approximately $7.3 million based on a quoted market closing price of $1.45 per share as reported on the OTC Pink Marketplace as of December 31, 2012.

The unaudited revenue and expense amounts in the table below represent actual results through November 2012 and budgeted December 2012 results.

In January 2013, we were advised by Origen that it would be restating their 2011 financial statements to correct its results from operations. This adjustment has no impact to our financial statements since we have suspended equity accounting.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Years Ended December 31,
	(unaudited)
	2012	2011	2010
Revenues	$64,838	$67,094	$74,401
Expenses	(66,215)	(77,598)	(90,995)
Net loss	$(1,377)	$(10,504)	$(16,594)

	As of December 31,
	(unaudited)
ASSETS	2012	2011
Loans receivable	$543,420	$628,708
Other assets	19,824	22,924
Total assets	$563,244	$651,632
LIABILITIES
Warehouse and securitization financing	$491,720	$559,420
Other liabilities	48,389	51,625
Total liabilities	$540,109	$611,045

8. Consolidated Variable Interest Entities

On November 14, 2012, we guaranteed certain non-recourse carveouts under a $45.9 million mortgage loan (the “Senior Loan”) from Ladder Capital Finance LLC to Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”). The Senior Loan is secured by the Rudgate Managed Properties, which are located in southeast Michigan.  In addition, we entered into a Mezzanine Loan Agreement with the sole members of the Rudgate Borrowers under

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Consolidated Variable Interest Entities, continued

which we agreed to provide mezzanine financing in the amount of $15.0 million in respect of the Rudgate Managed Properties, and entered into property management agreements to manage and operate these two communities.  We believe these arrangements represent variable interests in the Rudgate Managed Properties that were evaluated under the guidance set forth in ASC 810 Consolidation.  As a result of the qualitative and quantitative analysis performed, we determined that the Company is the primary beneficiary and holds a controlling financial interest in these entities due to the Company's power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the most significant losses and its rights to receive significant benefits from these entities.  As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements from November 14, 2012 through December 31, 2012.

Included in our consolidated balances after appropriate eliminations were amounts related to the VIEs at December 31, 2012 as follows (in thousands):

December 31, 2012
ASSETS
Investment property, net	$56,326
Other assets	4,598
Total Assets	$60,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$45,900
Other liabilities	1,773
Noncontrolling interests	(508)
Total Liabilities and Stockholders' Equity	$47,165

Investment property, net, of $56.3 million related to the consolidated VIEs comprised approximately 3.2% of our consolidated total assets at December 31, 2012. Debt of $45.9 million and other liabilities of $1.8 million comprised approximately 3.1% of our consolidated total liabilities at December 31, 2012. Noncontrolling interest related to the consolidated VIEs, comprised less than 1.0% of our consolidated total equity at December 31, 2012.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Collateralized term loans - CMBS	$725,951	$629,229	4.5	5.0	5.2%	5.5%
Collateralized term loans - FNMA	369,810	364,581	10.3	11.3	3.8%	3.6%
Aspen and Series B-3 preferred OP Units	47,322	48,822	8.4	9.2	6.9%	6.9%
Secured borrowing (see Note 4)	94,409	81,682	12.8	13.2	11.0%	11.2%
Mortgage notes, other	186,228	143,877	6.2	3.2	4.3%	3.8%
Total debt	$1,423,720	$1,268,191	6.8	7.3	5.2%	5.2%

Collateralized Term Loans

In July 2012, we assumed a collateralized mortgage backed security, or "CMBS", agreement with a principal balance of $4.1 million, as a result of the Blazing Star acquisition (See Note 2 for acquisition details), which has a weighted average maturity of 3.0 years and bears an interest rate of 5.64%.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Debt and Lines of Credit, continued

In September 2012, we completed a secured debt agreement for $21.7 million bearing an interest rate of 3.89% and a maturity date of October 1, 2022. This loan is secured by Northville Crossing (See Note 2 for acquisition details).

In March, 2011, we completed a CMBS financing for $115.0 million bearing interest at a rate of 5.84% and a maturity date of March 1, 2021. This loan is secured by 11 properties. The loan refinanced $104.8 million of CMBS debt which was scheduled to mature in July 2011 and was collateralized using the same property pool.

In May 2011, we completed a refinancing agreement for $23.6 million. This debt bears interest at a rate of 5.38% and has a maturity date of June 1, 2021. This loan is secured by three properties. The loan refinanced $17.9 million of debt which was scheduled to mature in June 2012 and was collateralized using the same property pool.

In July 2011, we reached an agreement with Fannie Mae (“FNMA”) and PNC Bank, National Association, regarding the settlement of the litigation we commenced in November 2009 over certain fees charged when the variable rate loan facility was extended in April 2009. The agreement became effective January 3, 2012 and the litigation was dismissed. In accordance with the terms of the agreement, we have the option to extend the maturity date of our entire $367.0 million credit facility with PNC Bank and FNMA from 2014 to 2023, subject to compliance with certain underwriting criteria. This agreement also provided a reduction in the facility fee charged on our variable rate facility for 2011. In addition we entered into and drew on a $10.0 million variable rate facility, which matures on May 1, 2023 and provides for interest-only payments until May 1, 2014, after which principal and interest payments will be due based on a 30-year amortization.  The interest rate for the $10.0 million variable rate facility is equal to the 90-day LIBOR index, plus an investor spread equal to 95 basis points, plus a variable facility fee equal to 172 basis points through maturity.

The collateralized term loans totaling $1.1 billion as of December 31, 2012, are secured by 102 properties comprised of 39,153 sites representing approximately $692.3 million of net book value.

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

Mortgage Notes

In March 2012, we paid off a $2.7 million mortgage loan secured by a manufactured housing community in Belmont, Michigan which was due to mature on April 1, 2012.

In June 2012, we completed a variable refinancing agreement for $14.1 million. This debt bears an interest rate of LIBOR plus a 2.0% margin (effective rate at December 31, 2012 was 2.21%) and has a maturity of September 1, 2016, assuming the election of the two successive one-year extensions at our option. The loan is secured by two properties and refinanced $14.0 million of debt which matured in June 2012.

In November 2012, we entered into a $21.7 million financing agreement to fund the acquisition of the Rudgate Acquisition Properties. The debt was secured by one property. The maturity is 9.7 years and the interest rate is 4.65%.`

In November 2012, we also assumed secured debt with a principal balance of $15.4 million, as a result of the Rudgate acquisition (See Note 2). This secured debt was recorded at fair value on the date of the acquisition. The debt is secured by two properties. The maturity is 9.1 years and the interest rate is 4.3%.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Debt and Lines of Credit, continued

In December 2012, we assumed secured debt with a principal balance of $41.7 million, as a result of the Palm Creek acquisition (See Note 2). This secured debt was recorded at fair value on the date of the acquisition. The debt is secured by one property. The maturity is 9.5 years and the interest rate is 5.25%.

In December 2012, we entered into a sellers note with a principal balance of $36.0 million, as a result of the Palm Creek acquisition (See Note 2). The debt is secured by one property. The interest rate was 2.0%. We paid this note off in January 2013.

In September 2012, we paid off a mortgage loan of approximately $25.0 million secured by four properties which was due to mature on June 20, 2013.

In June 2011, we assumed secured debt with a principal balance of $52.4 million, as a result of the Kentland acquisition (see Note 2). This secured debt was recorded at fair value on the date of the acquisition which was equal to the assumed principal balance. This debt is secured by 12 properties. The weighted average maturity is 3.4 years and the weighted average annual variable interest rate of 5.61%.

In June 2011, we entered into a $22.9 million variable financing agreement to fund the Kentland and Orange City acquisitions (see Note 2). The debt was collateralized by six properties – five Kentland properties and Orange City.

On February 1, 2012, we paid off $4.5 million of this agreement which was collateralized by Orange City. In September 2012, we paid off the remaining approximately $18.1 million mortgage agreement which was due to mature on June 1, 2015.

In December 2011, we entered into a $17.0 million variable financing agreement. In March 2012, we amended and restated the variable financing agreement which added an additional $19.0 million , (the "$36.0 Million Facility"). The debt is collateralized by all six of the Florida Properties and Additional Florida Properties (see Note 2). The weighted average maturity is 4.0 years and the weighted average annual variable interest rate is 2.71%. As of June 30, 2012, we were not in compliance with the debt service coverage ratio contained in the $36.0 Million Facility. This non-compliance did not result in an Event of Default under the $36.0 Million Facility. On October 4, 2012, we entered into a loan modification agreement with the lenders, pursuant to which the lenders waived compliance with the debt service coverage ratio covenant through December 31, 2012 and modified the covenant for the quarter ending March 31, 2013.  As a condition to the loan modification, until we are in compliance with the debt service coverage ratio covenant for three consecutive quarters, the Operating Partnership agreed to remove the limitation on its guaranty and to provide full guaranty of repayment of the indebtedness. On October 4, 2012, pursuant to the loan modification agreement, we also paid down $6.0 million of the outstanding principal of the $36.0 Million Facility. In January 2013, we paid off this loan.

The mortgage notes totaling $186.2 million as of December 31, 2012, are collateralized by 24 properties comprised of 7,066 sites representing approximately $311.2 million of net book value.

Lines of Credit

In September 2011, we entered into a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $130.0 million (the "Facility"), which replaced our $115.0 million revolving line of credit.  The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties. The Facility has a built-in accordion feature allowing up to $20.0 million in additional borrowings and a one-year extension option, both at our discretion. In December 2012, we increased the amount of the Facility to $150.0 million in accordance with the terms of the loan documents. The Facility matures on October 1, 2015, assuming the election of an extension at our option. The Facility bears interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our calculation of the leverage ratio as of December 31, 2012, the margin is 2.50% . The outstanding balance on the line of credit was zero and $107.5 million as of December 31, 2012 and December 31, 2011, respectively. In addition, $4.0 million of availability was used to back standby letters of credit as of December 31, 2012 and December 31, 2011.

As of December 31, 2012 and December 31, 2011, $146.0 million and $18.5 million, respectively, were available to be drawn under the Facility based on the calculation of the borrowing base at each date.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Debt and Lines of Credit, continued

We have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. In December 2012, we increased this line of credit to $50.0 million. The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance. The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5 percent.

At December 31, 2012, the effective interest rate is 5.5 percent. The outstanding balance was $25.0 million as of December 31, 2012. The outstanding balance was $16.0 million as of December 31, 2011.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least 12 months notice of its intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate published in the Wall Street Journal on the first business day of each month or 6.0 percent (effective rate 7.0 percent at December 31, 2012).  The outstanding balance was $4.8 million and $5.5 million as of December 31, 2012 and December 31, 2011, respectively.

Subsequent to year end, on February 6, 2013, we entered into a $61.5 million credit agreement. The facility matures on February 6, 2014, assuming the election of an extension at our option. The interest rate is a floating rate based on Eurodollar plus a margin based on our leverage ratio calculated in accordance with the agreement, which can range from 1.5% to 2.25%.

As of December 31, 2012, the total of maturities and amortization of our debt, gross of premiums or discounts, and lines of credit during the next five years are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2013	2014	2015	2016	2017	After 5 years
Lines of credit	$29,781	$29,781	$—	$—	$—	$—	$—
Mortgage loans payable:
Maturities	1,112,625	45,827	185,809	3,834	306,585	54,949	515,621
Principal amortization	167,809	19,593	19,986	19,732	18,312	14,719	75,467
Aspen and Series B-3 preferred OP units	47,322	7,315	4,225	—	—	—	35,782
Secured borrowing	94,409	4,123	4,528	5,016	5,557	6,062	69,123
Total	$1,451,946	$106,639	$214,548	$28,582	$330,454	$75,730	$695,993

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of December 31, 2012, we were in compliance with all covenants.

10.      Equity Transactions

In January 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share. The net proceeds from the offering were $156.0 million after deducting underwriting discounts and the expenses related to the offering. The net proceeds of the offering were primarily used to repay $123.5 million of outstanding debt and to fund $25.0 million of the purchase price of the Additional Florida Properties (See Note 2 for additional information), which were subsequently encumbered with a loan of $19.0 million.

In May 2012, pursuant to a shelf registration statement on Form S-3, we registered with the SEC the sale of our common stock, preferred stock, debt securities, warrants and units consisting of two or more of the aforementioned securities. This shelf registration statement was effective upon filing and replaced our previous shelf registration statement which was scheduled to expire in May 2012.
In May 2012, we entered into an "at-the-market" sales agreement with BMO Capital Markets Corp and Liquidnet Inc. to issue and sell shares of common stock from time to time. The current authorization allows for the sale of our common stock up to an aggregate amount of $100 million. There were 252,833 shares of common stock sold through December 31, 2012. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $46.07 and we received net proceeds of approximately $11.5 million.  The proceeds were used to pay down our line of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Equity Transactions, continued

In September 2012, we closed an underwritten registered public offering of 3,000,000 shares of common stock at a price of $44.06 per share. The net proceeds from the offering were $132.0 million after deducting the underwriting discounts and expenses related to the offering. We primarily used the net proceeds of the offering to repay $78.0 million of our senior secured revolving credit facility and we used $43.1 million to repay single mortgages secured by nine communities.

In November 2012, we closed an underwritten registered public offering of 3,400,000 shares of Series A preferred stock at a price of $25.00 per share. The net proceeds from the offering were $82.2 million after deducting the underwriting discounts and expenses related to the offering. We used $55.3 million of the net proceeds of the offering to fund the acquisition of the Rudgate Acquisition Properties. We used the remaining net proceeds of the offering for working capital and general corporate purposes.

Subsequent to year end on February 8, 2013, we issued $4.0 million of newly created Series A-3 Preferred OP Units. The Series A-3 Preferred OP Units carry an annual yield of 4.5% and are exchangeable into shares of common stock at a price of $53.75 per share. Net proceeds from the issue were used to fund the acquisition of the Morgan RV Properties (see Note 2).

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2012 or 2011.  There is no expiration date specified for the buyback program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During the year ended December 31, 2012 and 2011, holders of Common OP Units converted 2,400 and 10,249 units, respectively to common stock.

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

On August 6, 2010, we entered into a Common Stock Purchase Agreement with REIT Opportunity, Ltd. (“REIT Ltd.”), which provided that, upon the terms and subject to the conditions set forth in the purchase agreement, REIT Ltd. could purchase shares of our common stock.  In January, 2011 we sold 915,827 shares of common stock at a weighted average sale price of $32.76 and received net proceeds of $30.0 million.  The funds were used to pay down our line of credit. The purchase agreement expired September 1, 2012.

In June 2011, we issued $45.5 million of Series A-1 preferred OP units as a result of the Kentland acquisition (see Note 2).  Series A-1 preferred OP unit holders can exchange each Series A-1 preferred OP unit for 2.439 shares of common stock (which the exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events) at any time after December 31, 2013.  These Series A-1 preferred OP units are not redeemable.  The Series A-1 preferred OP unit holders receive a preferred return of 5.1% until June 23, 2013 and 6.0% thereafter.

Cash dividends of $2.52 per share were declared for the year ended December 31, 2012. Cash payments for aggregate dividends, distributions and dividend equivalents made to common stockholders, common OP unitholders and restricted stockholders were $71.0 million for the year ended December 31, 2012.

On January 18, 2013, aggregate dividends, distributions and dividend equivalents of $20.0 million were made to common stockholders, common OP unitholders, and restricted stockholders of record as of December 31, 2012.

11.      Share-Based Compensation

As of December 31, 2012, we have two share-based compensation plans approved by stockholders: Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“Director Plan”). We believe granting equity awards will provide certain key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

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

The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares, with 673,000 shares remaining for future issuance.

The types of awards that may be granted under the 2009 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock based awards. The 1993 Plan provided for the same types of equity awards as the 2009 Plan.

The Director Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The Director Plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan.

Upon the approval of the Director Plan by our stockholders, our Second Amended and Restated 1993 Stock Option Plan (the "1993 Director Plan") was terminated with respect to new awards. Outstanding awards previously granted under the 1993 Director Plan were not affected by the termination of the 1993 Director Plan, and the terms of the 1993 Director Plan shall continue to govern such previously granted awards.

The types of awards that may be granted under the Director Plans are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the Director Plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 175,000 shares, with 90,400 shares remaining for future issuance.

We have recognized compensation costs associated with shared based awards of $1.5 million, $1.6 million, and $1.6 million for the years ended December 31, 2012, 2011, and 2010 respectively.

Restricted Stock

The majority of our share-based compensation is awarded as restricted stock grants to key employees. We have also awarded restricted stock to our non-employee directors. We measure the fair value associated with these awards using the closing price of our common stock as of the grant date to calculate compensation cost. Employee awards typically vest over several years and are subject to continued employment by the employee. Award recipients receive dividend payments on unvested shares of restricted stock. We may also award performance-based restricted stock which is subject to satisfaction of certain conditions related to our financial performance. If achievement of the performance targets is not probable, any compensation cost related to these awards that has been recognized is reversed.

The following table summarizes our restricted stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2012	275,871	$28.93
Granted	44,600	$40.93
Vested	(8,750)	$19.92
Forfeited	(1,214)	$37.04
Unvested restricted shares at December 31, 2012	310,507	$30.88

Total compensation cost recognized for restricted stock was $1.4 million, $1.5 million, and $1.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. The total fair value of shares vested was $0.2 million, $0.8 million, and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining net compensation cost related to our

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

unvested restricted shares outstanding as of December 31, 2012 was approximately $6.5 million. That expense is expected to be recognized $1.5 million in 2013, $1.5 million in 2014, $1.2 million in 2015 and $2.3 million thereafter.

Subsequent to year end in February 2013, restricted stock was granted to executive officers and directors. The total granted was 83,800 shares, which had a grant date fair value of $45.69.

Options

We have granted stock options to certain employees and non-employee directors. Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date. Stock options generally vest over a three year period from the date of grant and have a maximum term of 10 years. We have granted 10,500 options to our non-employee directors during each of the years ended December 31, 2011 and 2010 and no grants were made in 2012. We issue new shares at the time of share option exercise (or share unit conversion).

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the periods indicated:

	July 2011 Award	July 2010 Award
Estimated fair value per share of options granted	$9.70	$6.93
Number of options granted	10,500	10,500

Assumptions:
Annualized dividend yield	6.70%	8.50%
Common stock price volatility	45.20%	40.77%
Risk-free rate of return	1.52%	2.40%
Expected option terms (in years)	5.0	7.3

The following table summarizes our option activity during the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options outstanding at January 1, 2012	77,086	$29.64
Granted	—	—
Exercised	(16,256)	30.12
Forfeited or expired	(4,880)	33.16
Options outstanding at December 31, 2012	55,950	$29.19	5.6	$599

Options vested and expected to vest	55,950	$29.19	5.6	$599

Options vested and exercisable at December 31, 2012	45,450	$27.91	5.0	$545

The options outstanding as of December 31, 2012 consist of 700 employee options and 55,250 non-employee director options. The compensation expense associated with non-vested stock option awards was not significant for the years ended December 31, 2012, 2011, and 2010. Aggregate intrinsic value represents the value of our closing share price as of December 31, 2012 in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

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

For the years ended December 31, 2012, 2011, and 2010, we recorded compensation expense of less than $0.1 million related to phantom awards. The following table summarizes the phantom award activity for the year ended December 31, 2012:

	Number of Shares	Aggregate Fair Value (in 000's)
Unvested phantom awards at January 1, 2012	2,588	$95
Granted	—
Vested	(2,588)	(95)
Forfeited	—
Unvested phantom awards at December 31, 2012	—	$—

12.      Other Income

The components of other income are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Brokerage commissions	$605	$513	$476
Other income (loss), net	12	416	13
Total other income (loss), net	$617	$929	$489

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is approximately $9.4 million for the year ended December 31, 2012. This transient revenue is recognized 48% in the first quarter, 14% in the second quarter, 14% in the third quarter and 24% in the fourth quarter of 2012.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Years Ended December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$255,761	$71,736	$327,497
Operating expenses/Cost of sales	88,046	53,059	141,105
Net operating income/Gross profit	167,715	18,677	186,392
Adjustments to arrive at net income (loss):
Other revenues	11,635	484	12,119
General and administrative	(20,037)	(8,980)	(29,017)
Acquisition related costs	(4,296)	—	(4,296)
Depreciation and amortization	(61,039)	(28,635)	(89,674)
Interest expense	(71,077)	(103)	(71,180)
Distributions from affiliate	3,900	—	3,900
Provision for state income tax	(249)	—	(249)
Net income (loss)	26,552	(18,557)	7,995
Less: Preferred return to Series A-1 preferred OP units	2,329	—	2,329
Less: Amounts attributable to noncontrolling interests	1,640	(1,958)	(318)
Less: Series A Preferred Stock Distributions	1,026	—	1,026
Net income (loss) attributable to Sun Communities, Inc.	$21,557	$(16,599)	$4,958

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Segment Reporting, continued

	Years Ended December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$223,613	$54,542	$278,155
Operating expenses/Cost of sales	76,737	41,588	118,325
Net operating income/Gross profit	146,876	12,954	159,830
Adjustments to arrive at net income (loss):
Other revenues	10,438	592	11,030
General and administrative	(19,704)	(8,156)	(27,860)
Acquisition related costs	(1,971)	—	(1,971)
Depreciation and amortization	(51,063)	(23,130)	(74,193)
Asset impairment charge	(1,382)	—	(1,382)
Interest expense	(66,949)	(990)	(67,939)
Distributions from affiliate	2,100	—	2,100
Provision for state income tax	(150)	—	(150)
Net income (loss)	18,195	(18,730)	(535)
Less: Preferred return to Series A-1 preferred OP units	1,222	—	1,222
Less: Amounts attributable to noncontrolling interests	1,003	(1,674)	(671)
Net income (loss) attributable to Sun Communities, Inc.	$15,970	$(17,056)	$(1,086)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Segment Reporting, continued

	Year Ended December 31, 2010
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$204,498	$52,425	$256,923
Operating expenses/Cost of sales	69,276	39,444	108,720
Net operating income/Gross profit	135,222	12,981	148,203
Adjustments to arrive at net income (loss):
Other revenues	8,542	505	9,047
General and administrative	(17,182)	(7,628)	(24,810)
Acquisition related costs	—	—	—
Depreciation and amortization	(47,584)	(21,284)	(68,868)
Interest expense	(64,772)	(655)	(65,427)
Distributions from affiliates	500	—	500
Loss from affiliate	(1,646)	—	(1,646)
Provision for state income tax	(512)	—	(512)
Net income (loss)	12,568	(16,081)	(3,513)
Less: Net income (loss) attributable to noncontrolling interests	967	(1,597)	(630)
Net income (loss) attributable to Sun Communities, Inc.	$11,601	$(14,484)	$(2,883)

	December 31, 2012			December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,296,753	$221,383	$1,518,136	$1,028,575	$168,031	$1,196,606
Cash and cash equivalents	29,071	437	29,508	5,972	(115)	5,857
Inventory of manufactured homes	—	7,527	7,527	—	5,832	5,832
Notes and other receivables	130,217	8,850	139,067	109,436	5,448	114,884
Other assets	55,231	4,648	59,879	41,843	2,952	44,795
Total assets	$1,511,272	$242,845	$1,754,117	$1,185,826	$182,148	$1,367,974

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Income Taxes, continued

changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2012.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2012, 2011, and 2010, distributions paid per share were taxable as follows (unaudited):

	Years Ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.92	48.7%	$0.74	23.5%	$0.52	20.5%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.97	51.3%	2.41	76.5%	2.00	79.5%
Total distributions declared	$1.89	100.0%	$3.15	100.0%	$2.52	100.0%

Sun Home Services, Inc. ("SHS"), our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation.

The deferred income tax assets included in the Consolidated Balance Sheets are comprised of the following tax effects of temporary differences (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$22,340	$19,723
Real estate assets	19,512	17,297
Amortization of intangibles	(128)	(128)
Gross deferred tax assets	41,724	36,892
Valuation allowance	(40,724)	(35,892)
Net deferred tax assets	$1,000	$1,000

SHS has net operating loss carry forwards of approximately $65.7 million at December 31, 2012. The loss carryforwards will begin to expire in 2021 through 2031 if not offset by future taxable income. Management believes its net deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. The deferred tax asset will be used when we generate sufficient taxable income. No federal tax expense was recognized in the years ended December 31, 2012, 2011, and 2010.

We had no unrecognized tax benefits as of December 31, 2012 and 2011. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements. In 2011 we were also subject to Michigan Business Tax that was replaced in May 2011 by a Michigan corporate

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Income Taxes, continued

income tax. We believe that we will not have any Michigan corporate income tax liability. We recorded a provision for state income taxes of approximately $0.2 million, $0.2 million and $0.5 million for the years ended December 31, 2012, 2011, and 2010 respectively.

No deferred tax liability is recorded in relation to the Texas Margin Tax as of December 31, 2012 and 2011.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. Federal, State and Local, examinations by tax authorities before 2008.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the year ended December 31, 2012.

15.    Earnings (Loss) Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP Units, convertible Series A-1 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings (loss) per share from continuing operations were as follows (in thousands, except per share data):

	Years Ended December 31,
Numerator	2012	2011	2010
Basic earnings: net income (loss) attributable to common stockholders	$4,958	$(1,086)	$(2,883)
Add: amounts attributable to common noncontrolling interests	—	—	—
Diluted earnings: net income (loss) available to common stockholders and unitholders	$4,958	$(1,086)	$(2,883)
Denominator
Weighted average common shares outstanding	26,970	21,147	19,168
Weighted average unvested restricted stock outstanding	285	—	—
Basic weighted average common shares and unvested restricted stock outstanding	27,255	21,147	19,168
Add: dilutive securities	17	—	—
Diluted weighted average common shares and securities	27,272	21,147	19,168
Earnings (loss) per share available to common stockholders:
Basic	$0.18	$(0.05)	$(0.15)
Diluted	$0.18	$(0.05)	$(0.15)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Earnings (Loss) Per Share, continued

We excluded certain securities from the computation of diluted earnings (loss) per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2012 , 2011 and 2010 (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Stock options	—	77	140
Unvested restricted stock	—	276	142
Common OP units	2,071	2,072	2,082
A-1 preferred OP units	1,111	1,111	—
Aspen preferred OP units	526	526	526
Total securities	3,708	4,062	2,890

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2012 and 2011. Income (loss) per share for the year may not equal the sum of the fiscal quarters' income (loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2012
Total revenues	$83,128	$82,379	$83,124	$90,985
Total expenses	77,432	81,747	83,915	92,178
Income (loss) before income taxes and equity income (loss) from affiliates	5,696	632	(791)	(1,193)

Equity income and distributions from affiliates (1)	750	1,900	600	650
Income (loss) attributable to Sun Communities, Inc. common stockholders	5,377	1,663	(650)	(1,432)

Income (loss) per share:
Basic	$0.21	$0.06	$(0.02)	$(0.05)
Diluted	$0.21	$0.06	$(0.02)	$(0.05)

2011
Total revenues	$69,714	$68,262	$74,723	$76,486
Total expenses	67,348	70,358	75,044	78,920
Income (loss) before income taxes and equity income (loss) from affiliates	2,366	(2,096)	(321)	(2,434)

Equity income and distributions from affiliates (1)	350	850	450	450
Income (loss) attributable to Sun Communities, Inc. common stockholders	2,400	(890)	(373)	(2,223)

Income (loss) per share:
Basic	$0.12	$(0.04)	$(0.02)	$(0.10)
Diluted	$0.11	$(0.04)	$(0.02)	$(0.10)

(1)	Refer to Note 7 for more information regarding Equity income (loss) and distributions from affiliates.

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

As of December 31, 2012, we had three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million and two interest rate cap agreements with a total notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Derivative Instruments and Hedging Activities, continued

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2012:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	20.0	3 Month LIBOR	0.3585%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	152.4	3 Month LIBOR	0.3603%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	10.0	3 Month LIBOR	0.3603%	11.0200%	—%	N/A

Generally, our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 18 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Interest rate swap and caps agreement	Other assets	$—	$—	Other liabilities	459	1,106
Total derivatives designated as hedging instruments		$—	$—		459	1,106

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the years ended December 31, 2012 and 2011 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate swap and caps agreement	$643	$1,048	$(411)	Interest expense	$—	$—	$—	Interest expense	$4	$(13)	$(10)
Total	$643	$1,048	$(411)	Total	$—	$—	$—	Total	$4	$(13)	$(10)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Derivative Instruments and Hedging Activities, continued

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2012 and December 31, 2011, we had collateral deposits recorded in other assets of approximately $1.2 million and $3.1 million, respectively.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2012.  The table presents the carrying values and fair values of our financial instruments as of December 31, 2012 and December 31, 2011 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2012		December 31, 2011
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	21,898	21,898	13,417	13,417
Collateralized receivables, net	93,834	93,834	81,176	81,176
Financial liabilities
Derivative instruments	459	459	1,106	1,106
Long term debt (excluding secured borrowing)	1,329,311	1,355,331	1,186,509	1,175,261
Secured borrowing	94,409	94,409	81,682	81,682
Lines of credit	29,781	29,781	129,034	129,034

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the Consolidated Balance Sheets as of December 31, 2012.

Assets	Total Fair Value	Level 1	Level 2	Level 3
Derivative instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—
Liabilities
Derivative instruments	$459	$—	$459	$—
Total liabilities	$459	$—	$459	$—

19.    Recent Accounting Pronouncements

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

20.    Commitments and Contingencies

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

We have entered into the following transactions with OFS LLC:

Investment in OFS LLC. We entered into an agreement with four unrelated companies and we contributed cash of approximately $0.6 million towards the formation of OFS LLC. OFS LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its members. We accounted for our investment in OFS LLC using the equity method of accounting which we have since suspended. As of December 31, 2012, we had an ownership interest in the OFS LLC of 22.9 percent, and the carrying value of our investment was zero.

Loan Origination, Sale and Purchase Agreement. OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid OFS LLC a fee of $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the years ended December 31, 2012 and 2011, respectively. We purchased, at par, $6.4 million and $3.0 million of these loans during the years ended December 31, 2012 and 2011, respectively.

We have entered into the following transactions with Origen:

Investment in Origen. We own 5,000,000 shares of Origen common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse's Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman's family owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse's Marital Trust. We accounted for our investment in Origen using the equity method of accounting which we have since suspended. As of December 31, 2012 we had an ownership interest in Origen of approximately 19 percent, and the carrying value of our investment was zero.

Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen.

In addition to the transactions with Origen described above, Gary A. Shiffman and his affiliates and/or Arthur A. Weiss, one of our directors, have entered into the following transactions with us:

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 21 percent equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a less than one percent indirect interest in American Center LLC. As of October 2011, we lease approximately 48,200 rentable square feet. The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The annual base rent under the current lease is $18.61 per square foot (gross) and will remain this amount through October 31, 2014. From November 1, 2014 to August 31, 2015, the annual base rent will be $18.72 per square foot (gross) and then from September 1, 2015 to October 31, 2016, the annual base rent will be $17.92 per square foot (gross). Our annual rent expense associated with the lease of our executive offices was approximately $0.7 million for each of the years ended December 31, 2012, 2011 and 2010. Our future annual rent expense will be approximately $0.9 million through 2016. We have also have a temporary lease for $8.48 per square foot (gross) until April 2013 on 10,500 rentable square feet. Each of Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	Related Party Transactions, continued

Loan Funding Agreement with Talmer Bank. Each of Robert H. Naftaly and Arthur A. Weiss, who serve on our board of directors, is also a director of each of Talmer Bancorp, Inc. and its primary operating subsidiary, Talmer Bank. Each of Mr. Naftaly, Mr. Weiss and Mr. Shiffman also owns less than one percent of Talmer Bancorp, Inc.'s common stock. In January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10.0 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us. Each of Mr. Shiffman, Mr. Naftaly and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his capacity as a shareholder and/or director of Talmer Bancorp, Inc. and Talmer Bank.

Legal Counsel. During 2010-2012, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation (“JRH&W”) acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses of approximately $3.4 million, $2.5 million and $0.8 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2012
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	A	1,485	14,278	—	6,535	1,485	20,813	22,298	(8,066)	2000	(A)
Allendale	Allendale, MI	A	366	3,684	—	8,624	366	12,308	12,674	(5,517)	1996	(A)
Alpine	Grand Rapids, MI	B	729	6,692	—	7,765	729	14,457	15,186	(6,307)	1996	(A)
Apple Carr Village	Muskegon, MI	3,807	800	6,172	—	1,827	800	7,999	8,799	(431)	2011	(A)
Apple Creek	Amelia, OH	—	543	5,480	—	1,329	543	6,809	7,352	(2,739)	1999	(A)
Arbor Terrace	Bradenton, FL	B	456	4,410	—	1,315	456	5,725	6,181	(2,746)	1996	(A)
Ariana Village	Lakeland, FL	B	240	2,195	—	976	240	3,171	3,411	(1,679)	1994	(A)
Autumn Ridge	Ankeny, IA	A	890	8,054	(34)	2,401	856	10,455	11,311	(5,028)	1996	(A)
Bedford Hills	Battle Creek, MI	—	1,265	11,562	—	2,628	1,265	14,190	15,455	(7,485)	1996	(A)
Bell Crossing	Clarksville, TN	—	717	1,916	(12)	7,345	705	9,261	9,966	(3,083)	1999	(A)
Blazing Star	San Antonio, TX	4,073	750	6,163	—	123	750	6,286	7,036	(113)	2012	(A)
Blueberry Hill	Bushnell, FL	4,218	3,830	3,240	—	333	3,830	3,573	7,403	(76)	2012	(A)
Boulder Ridge	Pflugerville, TX	A	1,000	500	3,323	24,394	4,323	24,894	29,217	(9,368)	1998	(C)
Branch Creek	Austin, TX	A	796	3,716	—	5,288	796	9,004	9,800	(4,408)	1995	(A)
Brentwood	Kentwood, MI	B	385	3,592	—	2,320	385	5,912	6,297	(2,824)	1996	(A)
Brookside Village	Goshen, IN	A	260	1,080	385	11,283	645	12,363	13,008	(5,902)	1985	(A)
Brookside Village	Kentwood, MI	2,564	170	5,564	—	684	170	6,248	6,418	(339)	2011	(A)
Buttonwood Bay	Sebring, FL	B	1,952	18,294	—	4,052	1,952	22,346	24,298	(8,524)	2001	(A)
Byrne Hill Village	Toledo, OH	B	383	3,903	—	1,496	383	5,399	5,782	(2,191)	1999	(A)
Byron Center	Byron Center, MI	B	253	2,402	—	1,926	253	4,328	4,581	(1,919)	1996	(A)
Candlelight Village	Sauk Village, IL	C	600	5,623	—	5,689	600	11,312	11,912	(4,823)	1996	(A)
Candlewick Court	Owosso, MI	B	125	1,900	131	2,906	256	4,806	5,062	(2,388)	1985	(A)
Carrington Pointe	Ft. Wayne, IN	A	1,076	3,632	(1)	6,317	1,075	9,949	11,024	(4,526)	1997	(A)
Casa Del Valle	Alamo, TX	B	246	2,316	—	1,086	246	3,402	3,648	(1,346)	1997	(A)
Catalina	Middletown, OH	B	653	5,858	—	3,619	653	9,477	10,130	(5,164)	1993	(A)
Cave Creek	Evans, CO	5,730	2,241	15,343	—	8,407	2,241	23,750	25,991	(5,725)	2004	(A)
Chisholm Point	Pflugerville, TX	A	609	5,286	—	5,911	609	11,197	11,806	(5,394)	1995	(A)
Cider Mill Crossings	Fenton, MI	—	520	1,568	—	5,603	520	7,171	7,691	(326)	2011	(A)
Cider Mill Village	Middleville, MI	—	250	3,590	—	1,165	250	4,755	5,005	(273)	2011	(A)
Clearwater Village	South Bend, IN	A	80	1,270	60	4,165	140	5,435	5,575	(2,408)	1986	(A)
Club Naples	Naples, FL	5,763	5,780	4,952	—	246	5,780	5,198	10,978	(292)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2012
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Cobus Green	Osceola, IN	—	762	7,037	—	3,609	762	10,646	11,408	(5,864)	1993	(A)
College Park Estates	Canton, MI	—	75	800	174	8,147	249	8,947	9,196	(4,332)	1978	(A)
Comal Farms	New Braunfels, TX	—	1,455	1,732	—	8,956	1,455	10,688	12,143	(3,377)	2000	(A&C)
Continental Estates	Davison, MI	B	1,625	16,581	150	1,649	1,775	18,230	20,005	(9,409)	1996	(A)
Continental North (1)	Davison, MI	B	—	—	—	9,328	—	9,328	9,328	(4,595)	1996	(A)
Corporate Headquarters	Southfield, MI	—	—	—	—	13,750	—	13,750	13,750	(7,945)	Various
Country Acres	Cadillac, MI	B	380	3,495	—	2,161	380	5,656	6,036	(2,669)	1996	(A)
Country Hills Village	Hudsonville, MI	—	340	3,861	—	2,490	340	6,351	6,691	(349)	2011	(A)
Country Meadows	Flat Rock, MI	A	924	7,583	296	16,715	1,220	24,298	25,518	(11,337)	1994	(A)
Country Meadows Village	Caledonia, MI	—	550	5,555	—	2,448	550	8,003	8,553	(461)	2011	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	—	1,492	1,274	12,449	13,723	(3,685)	2004	(A)
Countryside Gwinnett	Buford, GA	10,492	1,124	9,539	—	4,206	1,124	13,745	14,869	(4,164)	2004	(A)
Countryside Lake Lanier	Buford, GA	16,850	1,916	16,357	—	5,394	1,916	21,751	23,667	(6,249)	2004	(A)
Countryside Village	Perry, MI	—	275	3,920	185	4,610	460	8,530	8,990	(4,416)	1987	(A)
Creekside	Reidsville, NC	—	350	1,423	(331)	(1,208)	19	215	234	(21)	2000	(A&C)
Creekwood Meadows	Burton, MI	C	808	2,043	404	11,740	1,212	13,783	14,995	(6,529)	1997	(C)
Cutler Estates	Grand Rapids, MI	—	749	6,941	—	2,882	749	9,823	10,572	(4,717)	1996	(A)
Davison East (1)	Davison, MI	B	—	—	—	1,261	—	1,261	1,261	(723)	1996	(A)
Deerfield Run	Anderson, IN	—	990	1,607	—	4,576	990	6,183	7,173	(2,519)	1999	(A)
Desert View Village	West Wendover, NV	—	1,119	—	(1,042)	228	77	228	305	(107)	1998	(C)
Dutton Mill Village	Caledonia, MI	3,677	370	8,997	—	1,617	370	10,614	10,984	(558)	2011	(A)
Eagle Crest	Firestone, CO	A	2,015	150	—	38,355	2,015	38,505	40,520	(11,425)	1998	(C)
East Fork	Batavia, OH	—	1,280	6,302	—	7,394	1,280	13,696	14,976	(4,845)	2000	(A&C)
East Village Estates	Washington Twp., MI	21,700	1,410	25,413	—	507	1,410	25,920	27,330	(457)	2012	(A)
Edwardsville	Edwardsville, KS	—	425	8,805	541	6,410	966	15,215	16,181	(7,716)	1987	(A)
Falcon Pointe	East Lansing, MI	2,265	450	4,049	(300)	(2,529)	150	1,520	1,670	(246)	2003	(A)
Fisherman's Cove	Flint, MI	B	380	3,438	—	3,018	380	6,456	6,836	(3,339)	1993	(A)
Forest Meadows	Philomath, OR	B	1,031	2,050	—	791	1,031	2,841	3,872	(1,215)	1999	(A)
Four Seasons	Elkhart, IN	C	500	4,811	—	2,058	500	6,869	7,369	(2,733)	2000	(A)
Glen Laurel	Concord, NC	—	1,641	453	—	11,424	1,641	11,877	13,518	(3,517)	2001	(A&C)
Goldcoaster	Homestead, FL	B	446	4,234	172	3,016	618	7,250	7,868	(3,233)	1997	(A)
Grand	Grand Rapids, MI	B	374	3,587	—	1,989	374	5,576	5,950	(2,695)	1996	(A)
Grand Lakes	Citra, FL	6,130	5,280	4,501	—	669	5,280	5,170	10,450	(105)	2012	(A)
Groves	Ft. Myers, FL	C	249	2,396	—	1,346	249	3,742	3,991	(1,674)	1997	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2012
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Hamlin	Webberville, MI	B	125	1,675	536	8,702	661	10,377	11,038	(3,756)	1984	(A)
Hickory Hills Village	Battle Creek, MI	4,484	760	7,697	—	1,685	760	9,382	10,142	(505)	2011	(A)
Hidden Ridge	Hopkins, MI	—	440	893	—	56	440	949	1,389	(57)	2011	(A)
High Point	Frederica, DE	17,500	898	7,031	—	5,582	898	12,613	13,511	(4,279)	1997	(A)
Holiday Village	Elkhart, IN	A	100	3,207	143	2,670	243	5,877	6,120	(3,215)	1986	(A)
Holiday West Village	Holland, MI	3,513	340	8,067	—	1,545	340	9,612	9,952	(519)	2011	(A)
Holly/Hawaiian Gardens	Holly, MI	B	1,514	13,596	—	2,427	1,514	16,023	17,537	(4,336)	2004	(A)
Holly Forest	Holly Hill, FL	A	920	8,376	—	536	920	8,912	9,832	(4,522)	1997	(A)
Hunters Crossing	Capac, MI	—	430	1,092	—	103	430	1,195	1,625	(21)	2012	(A)
Hunters Glen	Wayland, MI	—	1,102	11,926	—	3,940	1,102	15,866	16,968	(4,711)	2004	(A)
Indian Creek	Ft. Myers Beach, FL	B	3,832	34,660	—	5,131	3,832	39,791	43,623	(20,377)	1996	(A)
Island Lake	Merritt Island, FL	B	700	6,431	—	485	700	6,916	7,616	(3,901)	1995	(A)
Kensington Meadows	Lansing, MI	A	250	2,699	—	8,060	250	10,759	11,009	(4,541)	1995	(A)
Kenwood	La Feria, TX	—	145	1,842	—	248	145	2,090	2,235	(909)	1999	(A)
King's Court	Traverse City, MI	A	1,473	13,782	(11)	3,858	1,462	17,640	19,102	(8,980)	1996	(A)
King's Lake	Debary, FL	B	280	2,542	—	2,803	280	5,345	5,625	(2,499)	1994	(A)
Knollwood Estates	Allendale, MI	2,745	400	4,061	—	2,586	400	6,647	7,047	(2,539)	2001	(A)
Lafayette Place	Warren, MI	C	669	5,979	—	4,221	669	10,200	10,869	(4,339)	1998	(A)
Lake In Wood	Narvon, PA	—	7,360	7,097	—	1	7,360	7,098	14,458	(134)	2012	(A)
Lake Juliana	Auburndale, FL	C	335	3,048	—	1,681	335	4,729	5,064	(2,388)	1994	(A)
Lake San Marino	Naples, FL	C	650	5,760	—	1,750	650	7,510	8,160	(3,428)	1996	(A)
Lakeview	Ypsilanti, MI	—	1,156	10,903	—	4,086	1,156	14,989	16,145	(4,181)	2004	(A)
Leisure Village	Belmont, MI	—	360	8,219	—	207	360	8,426	8,786	(443)	2011	(A)
Liberty Farms	Valparaiso, IN	B	66	1,201	116	3,008	182	4,209	4,391	(2,076)	1985	(A)
Lincoln Estates	Holland, MI	B	455	4,201	—	2,585	455	6,786	7,241	(3,071)	1996	(A)
Maplewood Mobile	Indianapolis, IN	B	275	2,122	—	2,080	275	4,202	4,477	(2,286)	1989	(A)
Meadow Lake Estates	White Lake, MI	A	1,188	11,498	127	7,848	1,315	19,346	20,661	(10,042)	1994	(A)
Meadowbrook	Charlotte, NC	—	1,310	6,570	—	5,453	1,310	12,023	13,333	(4,916)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	B	431	3,320	379	10,615	810	13,935	14,745	(6,819)	1986	(A)
Meadowbrook Village	Tampa, FL	B	519	4,728	—	722	519	5,450	5,969	(3,302)	1994	(A)
Meadows	Nappanee, IN	B	287	2,300	(1)	3,959	286	6,259	6,545	(3,401)	1987	(A)
Naples Gardens	Naples, FL	3,729	3,640	2,020	—	316	3,640	2,336	5,976	(122)	2011	(A)
North Lake Estates	Moore Haven, FL	4,464	4,150	3,486	—	138	4,150	3,624	7,774	(202)	2011	(A)
North Point Estates	Pueblo, CO	—	1,582	3,027	1	4,241	1,583	7,268	8,851	(2,302)	2001	(C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2012
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Northville Crossing	Northville, MI	21,616	1,250	29,564	—	2,611	1,250	32,175	33,425	(570)	2012	(A)
Oak Crest	Austin, TX	—	4,311	12,611	—	5,226	4,311	17,837	22,148	(6,220)	2002	(A)
Oak Island Village	East Lansing, MI	3,500	320	6,843	—	1,601	320	8,444	8,764	(468)	2011	(A)
Oakwood Village	Miamisburg, OH	A	1,964	6,401	(1)	12,045	1,963	18,446	20,409	(6,924)	1998	(A)
Orange City	Orange City, FL	—	920	5,540	—	678	920	6,218	7,138	(334)	2011	(A)
Orange Tree	Orange City, FL	B	283	2,530	15	934	298	3,464	3,762	(1,925)	1994	(A)
Orchard Lake	Milford, OH	—	395	4,025	(15)	627	380	4,652	5,032	(1,902)	1999	(A)
Palm Creek	Casa Grande, AZ	41,726	11,836	76,143	—	—	11,836	76,143	87,979	(1,464)	2012	(A)
Pebble Creek	Greenwood, IN	—	1,030	5,074	—	6,490	1,030	11,564	12,594	(4,340)	2000	(A&C)
Pecan Branch	Georgetown, TX	—	1,379	—	235	4,995	1,614	4,995	6,609	(1,936)	1999	(C)
Pheasant Ridge	Lancaster, PA	C	2,044	19,279	—	441	2,044	19,720	21,764	(6,948)	2002	(A)
Pin Oak Parc	O'Fallon, MO	A	1,038	3,250	467	8,177	1,505	11,427	12,932	(5,015)	1994	(A)
Pine Hills	Middlebury, IN	—	72	544	60	2,806	132	3,350	3,482	(1,747)	1980	(A)
Pine Ridge	Prince George, VA	B	405	2,397	—	3,378	405	5,775	6,180	(2,809)	1986	(A)
Pine Trace	Houston, TX	8,245	2,907	17,169	(7)	3,763	2,900	20,932	23,832	(5,885)	2004	(A)
Pinebrook Village	Grand Rapids , MI	—	130	5,692	—	512	130	6,204	6,334	(347)	2011	(A)
Presidential	Hudsonville, MI	A	680	6,314	—	5,473	680	11,787	12,467	(5,125)	1996	(A)
Rainbow RV	Frostproof, FL	—	1,890	5,682	—	41	1,890	5,723	7,613	(107)	2012	(A)
Richmond	Richmond, MI	C	501	2,040	—	1,724	501	3,764	4,265	(1,601)	1998	(A)
River Haven	Grand Haven, MI	—	1,800	16,967	—	4,812	1,800	21,779	23,579	(8,303)	2001	(A)
River Ranch	Austin, TX	—	4,690	843	(4)	17,620	4,686	18,463	23,149	(3,343)	2000	(A&C)
River Ridge	Austin, TX	9,926	3,201	15,090	(2,351)	8,797	850	23,887	24,737	(6,735)	2002	(A)
River Ridge Expansion	Austin, TX	—	—	—	2,351	4,290	2,351	4,290	6,641	(168)	2010	(C)
Roxbury	Goshen, IN	A	1,057	9,870	1	2,440	1,058	12,310	13,368	(4,649)	2001	(A)
Royal Country	Miami, FL	54,000	2,290	20,758	—	1,572	2,290	22,330	24,620	(13,644)	1994	(A)
Rudgate Clinton	Clinton Township, MI	28,171	1,090	23,664	—	572	1,090	24,236	25,326	(425)	2012	(A)
Rudgate Manor	Sterling Heights, MI	17,183	1,440	31,110	—	470	1,440	31,580	33,020	(558)	2012	(A)
Saddle Oak Club	Ocala, FL	A	730	6,743	—	1,147	730	7,890	8,620	(4,550)	1995	(A)
Saddlebrook	San Marcos, TX	—	1,703	11,843	—	6,672	1,703	18,515	20,218	(6,119)	2002	(A)
Scio Farms	Ann Arbor, MI	B	2,300	22,659	(11)	11,772	2,289	34,431	36,720	(16,676)	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	—	2,041	1,207	12,220	13,427	(4,341)	1997	(A)
Sheffield	Auburn Hills, MI	6,825	778	7,165	—	891	778	8,056	8,834	(1,981)	1986	(A)
Sherman Oaks	Jackson, MI	—	200	2,400	240	6,593	440	8,993	9,433	(4,578)	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	C	2,051	18,549	—	2,407	2,051	20,956	23,007	(10,920)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2012
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Springs	Clinton Township, MI	8,524	861	16,595	—	1,007	861	17,602	18,463	(304)	2012	(A)
Silver Star	Orlando, FL	B	1,022	9,306	—	874	1,022	10,180	11,202	(5,389)	1996	(A)
Snow to Sun	Weslaco, TX	B	190	2,143	13	1,220	203	3,363	3,566	(1,515)	1997	(A)
Southfork	Belton, MO	C	1,000	9,011	—	4,247	1,000	13,258	14,258	(5,620)	1997	(A)
Southwood Village	Grand Rapids, MI	5,847	300	11,517	—	1,261	300	12,778	13,078	(679)	2011	(A)
St. Clair Place	St. Clair, MI	B	501	2,029	—	1,273	501	3,302	3,803	(1,599)	1998	(A)
Stonebridge	San Antonio, TX	—	2,515	2,096	(615)	8,571	1,900	10,667	12,567	(3,796)	2000	(A&C)
Stonebridge	Richfield Twp., MI	—	2,044	—	2,130	70	4,174	70	4,244	—	1998	(C)
Summit Ridge	Converse, TX	—	2,615	2,092	(883)	9,939	1,732	12,031	13,763	(3,566)	2000	(A&C)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	749	1,285	12,522	13,807	(5,963)	1998	(A)
Sunset Ridge	Kyle, TX	—	2,190	2,775	—	7,118	2,190	9,893	12,083	(3,649)	2000	(A&C)
Sunset Ridge	Portland, MI	—	2,044	—	(9)	15,592	2,035	15,592	17,627	(5,597)	1998	(C)
Sycamore Village	Mason, MI	6,220	390	13,341	—	2,110	390	15,451	15,841	(818)	2011	(A)
Tamarac Village	Ludington, MI	5,753	300	12,028	86	1,055	386	13,083	13,469	(696)	2011	(A)
Tampa East	Dover, FL	—	734	6,310	—	2,240	734	8,550	9,284	(2,287)	2005	(A)
Three Lakes	Hudson, FL	5,250	5,050	3,361	—	349	5,050	3,710	8,760	(77)	2012	(A)
Timber Ridge	Ft. Collins, CO	A	990	9,231	—	6,348	990	15,579	16,569	(6,883)	1996	(A)
Timberbrook	Bristol, IN	—	490	3,400	101	8,275	591	11,675	12,266	(6,706)	1987	(A)
Timberline Estates	Coopersville, MI	A	535	4,867	1	3,691	536	8,558	9,094	(4,202)	1994	(A)
Town and Country	Traverse City, MI	B	406	3,736	—	1,468	406	5,204	5,610	(2,554)	1996	(A)
Valley Brook	Indianapolis, IN	A	150	3,500	1,277	13,485	1,427	16,985	18,412	(8,857)	1989	(A)
Village Trails	Howard City, MI	B	988	1,472	(50)	2,205	938	3,677	4,615	(1,667)	1998	(A)
Warren Dunes Village	Bridgman, MI	2,630	310	3,350	—	1,389	310	4,739	5,049	(269)	2011	(A)
Water Oak	Lady Lake, FL	A	2,834	16,706	101	12,593	2,935	29,299	32,234	(14,951)	1993	(A)
Waverly Shores Village	Holland, MI	5,244	340	7,267	—	458	340	7,725	8,065	(420)	2011	(A)
West Glen Village	Indianapolis, IN	B	1,100	10,028	—	4,466	1,100	14,494	15,594	(7,590)	1994	(A)
West Village Estates	Romulus, MI	6,858	884	19,765	—	458	884	20,223	21,107	(360)	2012	(A)
Westbrook	Toledo, OH	A	1,110	10,462	—	3,175	1,110	13,637	14,747	(5,646)	1999	(A)
Westbrook Senior	Toledo, OH	A	355	3,295	—	306	355	3,601	3,956	(1,355)	2001	(A)
White Lake	White Lake, MI	A	672	6,179	1	8,372	673	14,551	15,224	(6,121)	1997	(A)
White Oak	Mt. Morris, MI	A	782	7,245	112	6,477	894	13,722	14,616	(6,401)	1997	(A)
Willowbrook	Toledo, OH	A	781	7,054	1	2,437	782	9,491	10,273	(4,252)	1997	(A)
Windham Hills	Jackson, MI	A	2,673	2,364	—	13,433	2,673	15,797	18,470	(6,168)	1998	(A)
Windsor Woods Village	Wayland, MI	—	270	5,835	—	1,401	270	7,236	7,506	(410)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2012
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Woodhaven Place	Woodhaven, MI	A	501	4,541	—	3,218	501	7,759	8,260	(3,267)	1998	(A)
Woodlake Estates	Yoder, IN	B	632	3,674	(283)	434	349	4,108	4,457	(968)	1998	(A)
Woodlake Trails	San Antonio, TX	—	1,186	287	(282)	9,397	904	9,684	10,588	(1,897)	2000	(A&C)
Woodland Park Estates	Eugene, OR	3,116	1,592	14,398	1	1,161	1,593	15,559	17,152	(7,399)	1998	(A)
Woods Edge	West Lafayette, IN	B	100	2,600	3	10,176	103	12,776	12,879	(5,880)	1985	(A)
Woodside Terrace	Holland, OH	A	1,064	9,625	(1)	3,948	1,063	13,573	14,636	(6,361)	1997	(A)
Worthington Arms	Lewis Center, OH	A	376	2,624	—	2,640	376	5,264	5,640	(2,618)	1990	(A)
			$201,313	$1,234,728	$6,975	$734,289	$208,288	$1,969,017	$2,177,305	$(659,169)

A These communities collateralize $369.8 million of secured debt.
B These communities collateralize $345.4 million of secured debt.
C These communities collateralize $112.5 million of secured debt.
(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2012
(amounts in thousands)

The change in investment property for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$1,794,605	$1,580,544	$1,565,700
Community and land acquisitions, including immediate improvements	302,487	167,326	—
Community expansion and development	13,424	5,931	3,462
Improvements, other	110,029	78,844	46,460
Asset impairment	—	(1,584)	—
Dispositions and other	(43,240)	(36,456)	(35,078)
Ending balance	$2,177,305	$1,794,605	$1,580,544

The change in accumulated depreciation for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$597,999	$548,218	$501,395
Depreciation for the period	80,124	67,286	62,628
Asset impairment	—	(202)	—
Dispositions and other	(18,954)	(17,303)	(15,805)
Ending balance	$659,169	$597,999	$548,218