Form 10-K/A
period 2012-12-31
SUN COMMUNITIES INC
filed 2013-02-27
CIK 912593

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

Number of shares of Common Stock, $0.01 par value per share, outstanding as of February 15, 2013:  29,840,721

EXPLANATORY NOTE

Sun Communities, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2013 (the “Original Report”) to (i) amend the cover page, which inadvertently stated the number of shares of the Company's common stock outstanding as of February 15, 2013 incorrectly, (ii) amend Part II, Item, 5, which inadvertently stated the number of shares of the Company's common stock outstanding as of February 15, 2013 incorrectly, (iii) amend Part III, Item 12, which in the table setting forth the Security Ownership of Certain Beneficial Owners and Management inadvertently stated the number of shares of the Company's common stock outstanding as of February 15, 2013 incorrectly and therefore incorrectly stated the beneficial ownership percentages of certain parties, and (iv) to correct Exhibit 23.1 to the Original Report, the Consent of Grant Thornton LLP, which inadvertently referenced the date of Grant Thornton LLP's reports referenced therein incorrectly.

Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change the Original Report and does not otherwise reflect events occurring after the original filing date of the Original Report. Accordingly, this Amendment No. 1 to the Original Report should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Original Report.

In addition, in connection with the filing of this Amendment No. 1 to the Original Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications of the principal executive officer and principal financial officer of the Company are attached as Exhibits 31.1, 31.2 and 32.1 hereto.

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

On February 15, 2013, the closing share price of our common stock was $45.69 per share on the NYSE, and there were 245 holders of record for the 29,840,721 outstanding shares of common stock. On February 15, 2013, the Operating Partnership had (i) 2,069,322 common OP Units issued and outstanding which were convertible into an equal number of shares of our common stock, (ii) 1,325,275 Aspen preferred OP Units issued and outstanding which were exchangeable for 526,212 shares of our common stock, (iii) 455,476 Series A-1 preferred OP Units issued and outstanding which on or after December 31, 2013 will be exchangeable for 1,111,361 shares of our common stock and (iv) 40,267.50 Series A-3 preferred OP Units issued and outstanding which were exchangeable for 74,918 shares of our common stock.

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

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

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

Total Return Performance
Sun Communities, Inc.
SNL US REIT Residential
NYSE Market Index
SUI Peer Group Index
Index Value
400
350
300
250
200
150
100
50
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12

	As of December 31,
Index	2007	2008	2009	2010	2011	2012
Sun Communities, Inc.	100.00	77.22	129.38	240.63	287.93	333.62
SNL US REIT Residential	100.00	74.56	100.03	146.93	168.30	179.07
NYSE Market Index	100.00	60.85	78.24	88.88	85.62	99.45
SUI Peer Group Index	100.00	77.39	101.56	144.45	166.76	180.26

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to us, as of February 15, 2013, the shareholdings of: (a) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (b) each of our directors; (c) each named executive officer listed in the Summary Compensation Table; and (d) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	1,909,898	(2)	6.29%
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	60,149		*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	32,206		*
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	62,165		*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	15,874	(3)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	65,476	(4)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	79,312	(5)	*
Arthur A. Weiss 27777 Franklin Road Suite 200 Southfield, Michigan 48034	753,645	(6)	2.51%
Robert H. Naftaly 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	17,400	(7)	*
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	15,400	(8)	*
FMR LLC and Edward C. Johnson 3d (9) 82 Devonshire Street Boston, MA 02109	4,457,106		14.94%
The Vanguard Group, Inc. (10) 100 Vanguard Blvd. Malvern, PA 19355	3,471,436		11.63%
Vanguard Specialized Funds - Vanguard REIT Index Fund (11) 100 Vanguard Blvd. Malvern, PA 19355	1,869,953		6.27%
BlackRock, Inc. (12) 40 East 52nd Street New York, NY 10022	2,042,206		6.84%
Anchor Capital Advisors LLC (13) One Post Office Square, Suite 3850 Boston, MA 02109	2,099,860		7.04%
All executive officers and directors as a group (10 persons)(14)	2,415,890		7.94%

* Less than one percent (1%) of the outstanding shares.

(1)
In accordance with SEC regulations, the percentage calculations are based on 29,840,721 shares of common stock issued and outstanding as of February 15, 2013 plus shares of common stock which may be acquired pursuant to options exercisable, common OP Units and Aspen preferred OP Units of Sun Communities Operating Limited Partnership that are indirectly convertible into common stock, within 60 days of February 15, 2013, by each individual or group listed. As of February 15, 2013, each Aspen preferred OP Unit was indirectly convertible into 0.397 shares of common stock.

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

Date: February 27, 2013	SUN COMMUNITIES, INC., a Maryland corporation
By: _______/s/ Karen J. Dearing____________
Karen J. Dearing, Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Master Contribution Agreement dated April 1, 2011 by and among Sun Communities, Inc., Sun Communities Operating Limited Partnership, and Kentland Corporation, Wilbur A. Lettinga, William B. Lettinga and Michael Lettinga	(23)
2.2	Contribution Agreement (Tamarac Village) dated as of May 5, 2011 by and among Tamarac Village Holding Company MHP Holding Company #2, LLC, Tamarac Village Holding Company MHP Holding Company #1, LLC, Tamarac Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Apple Carr Village, Brookside Village, Dutton Mill Village, Hickory Hills Village, Holiday West Village, Leisure Village, Oak Island Village, Southwood Village, Sycamore Village, Warren Dunes Village and Waverly Shores Village)	(23)
2.3	Contribution Agreement (Country Meadows Village) dated as of May 5, 2011 by and among Country Meadows Village Holding Company MHP Holding Company #2, LLC, Country Meadows Village Holding Company MHP Holding Company #1, LLC, Country Meadows Village Mobile Home Park Limited Partnership, and Sun Communities Operating Limited Partnership (form of Contribution Agreement for the following properties: Cider Mill Village, Country Hills Village, Hidden Ridge RV Park, Pinebrook Village and Windsor Woods Village)	(23)
2.4	Agreement of Sale dated July 27, 2012 between Northville Crossing Venture L.L.C. and Sun Northville Crossing LLC	(29)
2.5	Contribution Agreement dated October 3, 2012, among Sun Communities Operating Limited Partnership, Rudgate Silver Springs Company, L.L.C., Rudgate West Company Limited Partnership, Rudgate East Company Limited Partnership, Rudgate East Company II Limited Partnership and Rudgate Hunters Crossing, LLC	(30)
2.6	Limited Liability Company Interests Assignment Agreement dated October 22, 2012, among Sun Communities Operating Limited Partnership, PCGRV, LLC and Keith Amigos, Inc.	(31)
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
		(22)
2.8	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Wagon Wheel Maine LLC and Wild Acres LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 20, 2012 and a Third Amendment dated February 8, 2013	(22)
2.9	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Gwynns Island RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC and Westward Ho RV Resort LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 31, 2012, a Third Amendment dated January 28, 2013 and a Fourth Amendment dated February 8, 2013	(22)
2.10	Amended and Restated Indemnity Agreement, dated February 8, 2013	(22)
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc.	(1)
3.2	Articles Supplementary, dated October 16, 2006	(12)
3.3	First Amended and Restated Bylaws	(16)
3.4	Articles of Amendment dated June 13, 1997	(32)
3.5	Articles Supplementary designating 7.125% Series A Cumulative Redeemable Preferred Stock dated November 9, 2012	(32)
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	(6)

Exhibit Number	Description	Method of Filing
4.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock and Fixing Distribution and other Rights in such Series	(15)
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A. as Rights Agent	(15)
4.4	Sun Communities, Inc. Equity Incentive Plan#	(17)
4.5	Form of Senior Indenture	(19)
4.6	Form of Subordinated Indenture	(19)
4.7	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	(23)
4.8	Form of certificate evidencing common stock	(32)
4.9	Form of certificate evidencing 7.125% Series A Cumulative Redeemable Preferred Stock	(32)
4.10	Articles Supplementary canceling and reclassifying 9.125% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 9, 2012	(33)
4.11	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	(22)
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	(1)
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	(2)
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	(2)
10.4	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	(3)
10.5	Long Term Incentive Plan#	(4)

10.6	Second Amended and Restated 1993 Stock Option Plan#	(5)
10.7	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(6)
10.8	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.90	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.1	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(7)
10.11	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(8)
10.12	Form of Loan Agreement dated June 9, 2004 by and between Sun Pool 8 LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(9)
10.13	Schedule identifying substantially identical agreements to Exhibit 10.12	(9)
10.14	Form of Loan Agreement dated June 9, 2004 by and between Sun Continental Estates LLC as Borrower, and BANK OF AMERICA, N.A., as Lender	(9)
10.15	Schedule identifying substantially identical agreements to Exhibit 10.14	(9)
10.16	Form of Loan Agreement dated June 9, 2004 by and between Sun Indian Creek LLC, as Borrower, and BANK OF AMERICA, N.A., as Lender	(9)
10.17	Schedule identifying substantially identical agreements to Exhibit 10.16	(9)
10.18	Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen - Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500	(9)
10.19	Fixed Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen - Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $100,000,000	(9)
10.2	Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen - Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000	(9)
10.21	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	(10)
10.22	Form of Restricted Stock Award Agreement#	(10)
10.23	Employment Agreement between Sun Communities, Inc. and Gary A. Shiffman, dated as of January 1, 2005#	(11)
10.24	Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000	(13)
10.25	Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB	(13)
10.26	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	(13)
10.27	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	(13)
10.28	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	(13)

Exhibit Number	Description	Method of Filing
10.29	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	(13)
10.3	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	(14)
10.31	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	(14)
10.32	Loan Agreement dated March 1, 2011 among Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, and JPMorgan Chase Bank, National Association, as Lender	(20)
10.33	Promissory Note dated March 1, 2011 in the principal amount of $115,000,000 by Sun Siesta Bay LLC, Sun Pheasant Ridge Limited Partnership, Sun/York L.L.C., Sun Richmond LLC, Sun Groves LLC, Sun Lake Juliana LLC, Sun Lake San Marino LLC, Sun Candlelight Village LLC, Sun Southfork LLC, Sun Four Seasons LLC and Sun Lafayette Place LLC, as Borrowers, in favor of JPMorgan Chase Bank, National Association, as Lender	(20)
10.34	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	(21)
10.35	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	(21)
10.36	Two Hundred Seventy Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of June 23, 2011	(23)
10.37	Second Amended and Restated Master Credit Facility Agreement dated July 27, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(24)
10.38	Credit Agreement dated September 28, 2011, among Sun Communities Operating Limited Partnership, as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Book Manager and Fifth Third Bank, as Syndication Agent	(25)
10.39	First Amendment to Second Amended and Restated Master Credit Facility Agreement dated October 3, 2011, among Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, Sun Saddle Oak LLC, PNC Bank, National Association and Fannie Mae	(26)
10.4	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $152,362,500	(27)
10.41	Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000	(27)
10.42	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	(35)
10.43	First Amended and Restated 2004 Non-Employee Director Option Plan#	(28)
10.44	Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein	(30)
10.45	Two Hundred Eighty Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated November 14, 2012	(33)
10.46	Loan Agreement dated November 15, 2012 among Ladder Capital Finance LLC, Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC	(34)
10.47	Promissory Note dated November 15, 2012 made by Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC, in favor of Ladder Capital Finance LLC, in the original principal amount of $45,900,000	(34)
10.48	Guaranty of Recourse Obligations dated November 15, 2012 made by Sun Communities Operating Limited Partnership in favor of Ladder Capital Finance LLC	(34)
10.49	Mezzanine Loan Agreement dated November 14, 2012 among Sun Rudgate Lender LLC, Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC	(34)
10.5	Promissory Note (Mezzanine) dated November 14, 2012 made by Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC, in favor of Sun Rudgate Lender LLC, in the maximum principal amount of up to $25,000,000	(34)
10.51	Future Advance Promissory Note (Mezzanine) dated November 14, 2012 made by Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC, in favor of Sun Rudgate Lender LLC, in the maximum principal amount of up to $15,000,000	(34)
10.52	Property Management Agreement dated November 14, 2012 between Rudgate Village SPE, LLC and Sun Home Services, Inc.	(34)
10.53	Property Management Agreement dated November 14, 2012 among Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC and Sun Home Services, Inc.	(34)
10.54	Credit Agreement, dated February 6, 2013, by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., certain of its wholly owned subsidiaries, Bank of Montreal, as administrative agent and lender, and BMO Capital Markets, as sole lead arranger and sole book manager	(22)
10.55	At the Market Offering Sales Agreement, dated May 10, 2012, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp. and Liquidnet, Inc.	(18)
10.56	Two Hundred Eighty Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of February 8, 2013	(22)
21.1	List of Subsidiaries of Sun Communities, Inc.	(36)

Exhibit Number	Description	Method of Filing
23.1	Consent of Grant Thornton LLP	(37)
23.2	Consent of Baker Tilly Virchow Krause, LLP	(36)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(37)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(37)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(37)
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2012	(36)
101.1*
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2012, 2011, and 2010; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Real Estate and Accumulated Depreciation.
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

(1)      Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
(2)    Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
(3)    Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10 K for the year ended December 31, 1996
(4)    Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10 K for the year ended December 31, 1997
(5)    Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999
(6)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8 K dated September 29, 1999
(7)    Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10 K for the year ended December 31, 2001

(8)	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10 K for the year ended December 31, 2002, as amended
(9)    Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
(10)    Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
(11)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 23, 2005
(12)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 16, 2006
(13)    Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
(14)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 4, 2008
(15)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-A dated June 3, 2008
(16)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8 K dated April 30, 2009
(17)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8 K dated July 22, 2009

(18)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8 K dated May 10, 2012
(19)    Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 333-181315
(20)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 1, 2011
(21)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 7, 2011
(22)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013
(23)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 23, 2011
(24)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 27, 2011
(25)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated September 28, 2011
(26)    Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
(27)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 3, 2012
(28)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012
(29)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 27, 2012
(30)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 3, 2012
(31)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 10-Q for the quarter ended September 30, 2012
(32)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-A dated November 9, 2012
(33)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 9, 2012
(34)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
(35)    Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 10-K for the year ended December 31, 2011
(36)    Previously filed
(37)    Filed herewith