Form 10-Q
period 2013-03-31
SUN COMMUNITIES INC
filed 2013-04-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2013:  35,863,097

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(In thousands, except per share amounts)

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
Investment property, net (including $55,909 and $56,326 for consolidated variable interest entities, respectively)	$1,625,052	$1,518,136
Cash and cash equivalents	61,045	29,508
Inventory of manufactured homes	7,667	7,527
Notes and other receivables	155,559	139,067
Other assets	64,477	59,879
TOTAL ASSETS	$1,913,800	$1,754,117
LIABILITIES
Debt (including $45,723 and $45,900 for consolidated variable interest entities, respectively)	$1,356,609	$1,423,720
Lines of credit	392	29,781
Other liabilities	95,232	87,626
TOTAL LIABILITIES	$1,452,233	$1,541,127
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized (March 31, 2013 and December 31, 2012, 3,400 and 3,400 shares issued, respectively)	34	34
Common stock, $0.01 par value, 90,000 shares authorized (March 31, 2013 and December 31, 2012, 37,665 and 31,557 shares issued, respectively)	377	316
Additional paid-in capital	1,202,913	940,202
Accumulated other comprehensive loss	(613)	(696)
Distributions in excess of accumulated earnings	(699,955)	(683,734)
Treasury stock, at cost (March 31, 2013 and December 31, 2012, 1,802 shares)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' equity	439,156	192,522
Noncontrolling interests:
Series A-1 preferred OP units	45,548	45,548
Series A-3 preferred OP units	3,463	—
Common OP units	(25,967)	(24,572)
Consolidated variable interest entities	(633)	(508)
Total noncontrolling interests	22,411	20,468
TOTAL STOCKHOLDERS’ EQUITY	461,567	212,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,913,800	$1,754,117

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2013 AND 2012
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Income from real property	$79,065	$64,296
Revenue from home sales	12,856	9,613
Rental home revenue	7,656	6,291
Ancillary revenues, net	643	263
Interest	2,963	2,405
Other income, net	196	260
Total revenues	103,379	83,128
COSTS AND EXPENSES
Property operating and maintenance	19,946	16,026
Real estate taxes	5,756	4,872
Cost of home sales	9,816	7,773
Rental home operating and maintenance	4,292	3,824
General and administrative - real property	6,790	5,058
General and administrative - home sales and rentals	2,872	2,209
Acquisition related costs	1,042	164
Depreciation and amortization	25,262	19,868
Interest	18,864	16,797
Interest on mandatorily redeemable debt	809	841
Total expenses	95,449	77,432
Income before income taxes and distributions from affiliate	7,930	5,696
Provision for state income taxes	(59)	(53)
Distributions from affiliate	400	750
Net income	8,271	6,393
Less: Preferred return to A-1 preferred OP units	573	579
Less: Preferred return to A-3 preferred OP units	30	—
Less: Amounts attributable to noncontrolling interests	410	437
Net income attributable to Sun Communities, Inc.	7,258	5,377
Less: Series A preferred stock distributions	1,514	—
Net income attributable to Sun Communities, Inc. common stockholders	$5,744	$5,377
Weighted average common shares outstanding:
Basic	30,774	25,587
Diluted	30,789	25,605
Earnings per share:
Basic	$0.19	$0.21
Diluted	$0.19	$0.21

Dividends per common share:	$0.63	$0.63

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE PERIODS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$8,271	$6,393
Unrealized gain on interest rate swaps	92	256
Total comprehensive income	8,363	6,649
Less: Comprehensive income attributable to the noncontrolling interests	419	461
Comprehensive income attributable to Sun Communities, Inc.	$7,944	$6,188

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands)
(Unaudited)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Non-controlling Interest	Total Stockholders' Equity
Balance as of December 31, 2012	$34	$316	$940,202	$(696)	$(683,734)	$(63,600)	$20,468	$212,990
Issuance of common stock from exercise of options, net	—	—	100	—	—	—	—	100
Issuance and associated costs of common stock, net	—	61	262,073	—	—	—	—	262,134
Issuance of preferred OP units	—	—	—	—	—	—	3,463	3,463
Share-based compensation - amortization and forfeitures	—	—	538	—	26	—	—	564
Net income	—	—	—	—	7,861	—	410	8,271
Unrealized gain on interest rate swaps	—	—	—	83	—	—	9	92
Distributions	—	—	—	—	(24,108)	—	(1,939)	(26,047)
Balance as of March 31, 2013	$34	$377	$1,202,913	$(613)	$(699,955)	$(63,600)	$22,411	$461,567

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2013
	2013	2012
OPERATING ACTIVITIES:
Net income	$8,271	$6,393
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from dispositions	(635)	(65)
Loss (gain) on valuation of derivative instruments	1	(3)
Stock compensation expense	564	345
Depreciation and amortization	24,851	19,573
Amortization of deferred financing costs	726	437
Distributions from affiliate	(400)	(750)
Change in notes receivable from financed sales of inventory homes, net of repayments	(5,111)	(2,078)
Change in inventory, other assets and other receivables, net	1,855	4,316
Change in accounts payable and other liabilities	(2,489)	(7,116)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,633	21,052
INVESTING ACTIVITIES:
Investment in properties	(38,109)	(28,966)
Acquisitions	(55,618)	(24,482)
Investment in note receivable of acquired properties	(49,441)	—
Proceeds related to affiliate dividend distribution	400	750
Proceeds related to disposition of land	—	88
Proceeds related to disposition of assets and depreciated homes, net	593	543
Increase in notes receivable, net	(164)	327
NET CASH USED IN INVESTING ACTIVITIES	(142,339)	(51,740)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	262,134	157,461
Net proceeds from stock option exercise	100	149
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(21,712)	(15,626)
Borrowings on lines of credit	149,631	25,375
Payments on lines of credit	(179,020)	(148,425)
Proceeds from issuance of other debt	6,973	33,959
Payments on other debt	(70,111)	(11,549)
Payments for deferred financing costs	(1,752)	(538)
NET CASH PROVIDED BY FINANCING ACTIVITIES	146,243	40,806
Net increase in cash and cash equivalents	31,537	10,118
Cash and cash equivalents, beginning of period	29,508	5,857
Cash and cash equivalents, end of period	$61,045	$15,975
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$14,674	$15,010
Cash paid for interest on mandatorily redeemable debt	$809	$841
Cash paid for state income taxes	$—	$90
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$92	$256
Reduction in secured borrowing balance	$3,926	$3,030
Change in dividends declared and outstanding	$4,335	$2,934
Noncash investing and financing activities at the date of acquisition:
Acquisitions - A-3 preferred OP units issued	$3,463	$—
Acquisitions - release of note receivable and accrued interest	$49,441	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

These unaudited interim Consolidated Financial Statements of Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 25, 2013, as amended on February 27, 2013 (the “2012 Annual Report”).

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

The following Notes to Consolidated Financial Statements present interim disclosures as required by the SEC. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2012 Annual Report.

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions

2013 Activity:

In February 2013, we acquired ten recreational vehicle ("RV") communities from Gwynns Island RV Resort LLC, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC, Wagon Wheel Maine LLC, Westward Ho RV Resort LLC and Wild Acres LLC (collectively, "Morgan RV Properties"), with approximately 3,700 sites located in Ohio, Virginia, Maine, Massachusetts, Connecticut, New Jersey and Wisconsin. In connection with the acquisition, we also recorded a contingent asset of $10.0 million as of the acquisition date which resulted from a covenant made by the seller in the Second Amendment to Omnibus Agreement related to the 2012 revenue of the acquired properties.  The contingent asset was estimated using a probability weighted model of the potential shortfall in the 2012 revenue from that represented by the seller and is recorded at its estimated fair value in notes and other receivables.

Subsequent to quarter end, on April 18, 2013, we acquired Jellystone RV Resort, an RV community with approximately 299 sites located in North Java, New York for a purchase price of $9.8 million, which was paid in cash.
2012 Activity:

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

In November 2012, we acquired four manufactured home communities (the "Rudgate Acquisition Properties") with approximately 1,996 sites located in southeast Michigan. We also entered into management agreements with Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C. under which we manage two manufactured home communities (the "Rudgate Managed Properties") which are located in southeast Michigan with approximately 1,598 sites. In addition, we provided mezzanine financing to the Rudgate Managed Properties. The Rudgate Managed Properties are accounted for as variable interest entities and are included in our 2012 acquisition activity (See Note 8 for details).
In October 2012, we acquired Rainbow RV Resort ("Rainbow"), an RV community, with approximately 500 sites located in Frostproof, Florida.
In July 2012, we acquired Blazing Star RV Resort ("Blazing Star"), an RV community with 260 sites located in San Antonio, Texas.

In July 2012, we also acquired Northville Crossing Manufactured Home Community ("Northville Crossing"), a manufactured housing community with 756 sites located in Northville, Michigan.
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the 2013 and 2012 acquisitions (in thousands):

	2012							2013
At Acquisition Date	Addtl Florida Properties	Blazing Star	Northville Crossing	Rainbow	Rudgate Acquisition and Managed Properties	Palm Creek	Lake In Wood	Morgan RV Properties
Investment in property	$25,384	$6,913	$30,814	$7,572	$123,754	$87,979	$14,457	$95,145
Inventory of manufactured homes	112	220	187	679	2,978	—	—	4,253
Notes and other receivables	—	—	1,169	—	3,002	—	—	10,000
In-place leases	180	—	260	40	8,110	2,058	—	2,664
Other assets	—	193	—	—	745	686	43	157
Other liabilities	(1,194)	(179)	(221)	(331)	(1,832)	(880)	(755)	(3,697)
Assumed debt	—	(4,104)	—	—	(15,103)	(43,619)	—	—

Total identifiable assets and liabilities assumed	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$108,522

Consideration

Cash (1)	$24,482	$3,043	$32,209	$7,351	$54,054	$10,247	$13,745	$55,618
Series A-3 preferred OP units	—	—	—	—	—	—	—	3,463
New debt proceeds (2)	—	—	—	609	67,600	35,977	—	—
Extinguishment of note receivable	—	—	—	—	—	—	—	49,441
Fair value of total consideration transferred	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$108,522

(1) On September 28, 2012, Northville Crossing was encumbered with a $21.7 million loan. (See Note 9)
(2) Subsequent to the acquisition, in January 2013, we paid off the $36.0 million sellers note for Palm Creek. (See Note 9)

As of March 31, 2013, the total residual value of the acquired in-place leases above is $12.7 million. The amortization period is seven years.

The purchase price allocations for Blazing Star, Northville Crossing, Rainbow, Rudgate Acquisition Properties, Rudgate Managed Properties, Palm Creek, Lake In Wood and the Morgan RV Properties are preliminary and may be adjusted as final costs and final valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2013 and 2012 as if the properties were acquired on January 1, 2012. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Three Months Ended March 31,
	(unaudited)
	2013	2012
Total revenues	$105,023	$95,604
Net income attributable to Sun Communities, Inc. shareholders	7,330	9,251
Net income per share attributable to Sun Communities, Inc. shareholders - basic	0.24	0.36
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	0.24	0.36

(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) Certain sellers had management fees of $0.1 million for the three months ended March 31, 2012 that have been excluded from above as these fees will not continue going forward.
(b) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2013 and included in 2012 for acquisitions completed in 2013.

Acquisition related costs of approximately $1.0 million and $0.2 million have been incurred for the three months ended March 31, 2013 and 2012, respectively, and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three months ended March 31, 2013 for all acquisitions described above is set forth in the following table (in thousands):

	Revenue	Net Income
Three Months Ended March 31, 2013	$15,135	$6,048

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2013	December 31, 2012
Land	$193,178	$182,682
Land improvements and buildings	1,697,275	1,608,825
Rental homes and improvements	330,177	305,838
Furniture, fixtures, and equipment	55,928	54,354
Land held for future development	25,606	25,606
Investment property	2,302,164	2,177,305
Accumulated depreciation	(677,112)	(659,169)
Investment property, net	$1,625,052	$1,518,136

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2 for details on recent acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the Consolidated Balance Sheets. The balance of the collateralized receivables was $96.9 million (net of allowance of $0.6 million ) and $93.8 million (net of allowance of $0.6 million) as of March 31, 2013 and December 31, 2012, respectively.  The outstanding balance on the secured borrowing was $97.5 million and $94.4 million as of March 31, 2013 and December 31, 2012, respectively.

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

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Beginning balance	$94,409	$81,682
Financed sales of manufactured homes	6,972	26,406
Principal payments and payoffs from our customers	(1,631)	(5,662)
Principal reduction from repurchased homes	(2,296)	(8,017)
Total activity	3,045	12,727
Ending balance	$97,454	$94,409

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.4 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2013	December 31, 2012
Installment notes receivable on manufactured homes, net	$23,812	$21,898
Collateralized receivables, net (see Note 4)	96,857	93,834
Other receivables, net	34,890	23,335
Total notes and other receivables	$155,559	$139,067

Installment Notes Receivable on Manufactured Homes

The installment notes of $23.8 million (net of allowance of $0.1 million) and $21.9 million (net of allowance of $0.1 million) as of March 31, 2013 and December 31, 2012, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.8 percent and 11.5 years as of March 31, 2013, and 8.6 percent and 11.0 years as of December 31, 2012.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Beginning balance	$22,019	$13,545
Financed sales of manufactured homes	2,778	7,453
Acquired notes (see Note 2)	—	4,171
Principal payments and payoffs from our customers	(680)	(2,292)
Principal reduction from repossessed homes	(194)	(858)
Total activity	1,904	8,474
Ending balance	$23,923	$22,019

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $96.9 million (net of allowance of $0.6 million) and $93.8 million(net of allowance of $0.6 million ) as of March 31, 2013 and December 31, 2012, respectively.  The receivables have a net weighted average interest rate and maturity of 10.9 percent and 13.3 years as of March 31, 2013, and 11.0 percent and 13.2 years as of December 31, 2012.

In January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10.0 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us. As of March 31, 2013 there have been no transactions under the agreement.

Each of Robert H. Naftaly and Arthur A. Weiss, who serve on our board of directors, is also a director of each of Talmer Bancorp, Inc. and its primary operating subsidiary, Talmer Bank. Each of Mr. Naftaly, Mr. Weiss, and Gary A. Shiffman, our Chairman of the Board, President and Chief Executive Officer, also owns less than one percent of Talmer Bancorp, Inc.'s common stock and may have a conflict of interest with respect to his obligations as our officer and/or director and his capacity as a shareholder and/or director of Talmer Bancorp, Inc. and Talmer Bank.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of March 31, 2013 and December 31, 2012 (in thousands).

	Three Months Ended	Year Ended
	March 31, 2013	December 31, 2012
Beginning balance	$(697)	$(635)
Lower of cost or market write-downs	116	243
Increase to reserve balance	(128)	(305)
Total activity	(12)	(62)
Ending balance	$(709)	$(697)

Other Receivables

As of March 31, 2013 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.5 million (net of allowance of $0.4 million), home sale proceeds of $7.2 million, insurance receivables of $1.9 million, insurance settlement of $3.7 million, rebates and other receivables of $3.6 million, a contingent asset of $10.0 million (see Note 2) and a note receivable of $5.0 million. The note bears interest at LIBOR plus 475 basis points, matures on May 31, 2013 and is secured by all of the equity interests in entities that own four RV communities.  As of December 31, 2012 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $3.3 million (net of allowance of $0.5 million), home sale proceeds of $6.1 million, insurance receivables of $1.7 million, insurance settlement of $3.7 million, note receivable of $5.0 million, and rebates and other receivables of $3.5 million.

6.	Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the Consolidated Balance Sheets. They are amortized over a seven year amortization period. The gross carrying amount is $37.0 million and $35.3 million at March 31, 2013 and December 31, 2012, respectively. The accumulated amortization is $12.5 million and $11.8 million at March 31, 2013 and December 31, 2012, respectively. Aggregate net amortization expense related to intangible assets was $1.8 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At March 31, 2013 and 2012, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividends on our shares of Origen common stock.  Per Origen's earnings release dated February 20, 2013, the dividend payment represented a return of capital. Our investment in Origen had a market value of approximately $7.5 million based on a quoted market closing price of $1.50 per share from the OTC Pink Marketplace as of March 28, 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates, continued

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended March 31,
	(unaudited)
	2013	2012
Revenues	$12,673	$15,845
Expenses	(14,519)	(18,657)
Net loss	$(1,846)	$(2,812)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Consolidated Variable Interest Entities

On November 14, 2012, we guaranteed certain non-recourse carveouts under a $45.9 million mortgage loan (the “Senior Loan”) from Ladder Capital Finance LLC to Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”). The Senior Loan is secured by the Rudgate Managed Properties, which are located in southeast Michigan.  In addition, we entered into a Mezzanine Loan Agreement with the sole members of the Rudgate Borrowers under which we agreed to provide mezzanine financing in the amount of $15.0 million in respect of the Rudgate Managed Properties, and entered into property management agreements to manage and operate these two communities.  We believe these arrangements represent variable interests in the Rudgate Managed Properties that were evaluated under the guidance set forth in ASC 810 Consolidation.  As a result of the qualitative and quantitative analysis performed, we determined that the Company is the primary beneficiary and holds a controlling financial interest in these entities due to the Company's power to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the most significant losses and its rights to receive significant benefits from these entities.  As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

Included in our consolidated balances after appropriate eliminations were amounts related to the VIEs as follows (in thousands):

	March 31, 2013	December 31, 2012
ASSETS
Investment property, net	$55,909	$56,326
Other assets	4,238	4,598
Total Assets	$60,147	$60,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$45,723	$45,900
Other liabilities	2,777	1,773
Noncontrolling interests	(633)	(508)
Total Liabilities and Stockholders' Equity	$47,867	$47,165

Investment property, net, of $55.9 million and $56.3 million related to the consolidated VIEs comprised approximately 2.9% and 3.2% of our consolidated total assets at March 31, 2013 and December 31, 2012, respectively. Debt of $45.7 million and $45.9 million and other liabilities of $2.8 million and $1.8 million comprised approximately 3.3% and 3.1% of our consolidated total liabilities at March 31, 2013 and December 31, 2012, respectively. Noncontrolling interest related to the consolidated VIEs, comprised less than 1.0% of our consolidated total equity at March 31, 2013 and December 31, 2012.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Collateralized term loans - CMBS	$687,441	$725,951	4.6	4.5	5.4%	5.2%
Collateralized term loans - FNMA	368,553	369,810	10.1	10.3	3.8%	3.8%
Aspen and Series B-3 preferred OP Units	47,322	47,322	8.3	8.4	6.9%	6.9%
Secured borrowing (see Note 4)	97,455	94,409	12.5	12.8	10.9%	11.0%
Mortgage notes, other	155,838	186,228	6.3	6.2	4.6%	4.3%
Total debt	$1,356,609	$1,423,720	6.9	6.8	5.3%	5.2%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

Collateralized Term Loans

On March 1, 2013, we elected to extend $151.4 million of Fannie Mae (FNMA) debt until May 1, 2023, which had an original maturity date of May 1, 2013. In accordance with the agreement, an interest rate lock agreement has been executed at 4.3%. The current weighted average interest rate on this debt is 4.62%. Closing is expected to take place on May 1, 2013.

In September 2012, we completed a secured debt agreement with PNC Bank, National Association for $21.7 million bearing an interest rate of 3.89% and a maturity date of October 1, 2022. This loan is secured by Northville Crossing (See Note 2).

In July 2012, we assumed a collateralized mortgage backed security "CMBS" agreement with a principal balance of $4.1 million, as a result of the Blazing Star acquisition (See Note 2), which has a weighted average maturity of 2.7 years and bears an interest rate of 5.64%.

The collateralized term loans totaling $1.1 billion as of March 31, 2013, are secured by 99 properties comprised of 36,886 sites representing approximately $677.4 million of net book value.

Aspen preferred OP Units and Series B-3 preferred OP units

The Aspen preferred OP units are convertible into 526,212 common shares based on a conversion price of $68 per share with a redemption date of January 1, 2024. The current preferred rate is 6.5%.

We redeemed $1.0 million of Series B-3 preferred OP units in May 2012.

Secured Borrowing

See Note 4 for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

In December 2012, we assumed secured debt with a principal balance of $41.7 million, as a result of the Palm Creek acquisition (See Note 2). This secured debt was recorded at fair value on the date of the acquisition. The maturity is 9.3 years and the interest rate is 5.25%.

In December 2012, we entered into a sellers note with a principal balance of $36.0 million, as a result of the Palm Creek acquisition (See Note 2). The interest rate was 2.0%. We paid this note off in January 2013.

In November 2012, we entered into a $21.7 million financing agreement to fund the acquisition of the Rudgate Acquisition Properties (See Note 2). The debt is secured by one property. The maturity is 9.4 years and the interest rate is 4.65%.

In November 2012, we also assumed secured debt with a principal balance of $15.4 million, as a result of the Rudgate acquisition (See Note 2). This secured debt was recorded at fair value on the date of the acquisition. The debt is secured by two of the Rudgate Acquisition Properties. The maturity is 8.9 years and the interest rate is 4.3%.

In September 2012, we paid off a $25.0 million mortgage loan secured by four properties which was due to mature on June 20, 2013.

In June 2012, we entered into a variable refinancing agreement with Bank of America N.A., for $14.1 million. This debt bears an interest rate of LIBOR plus a 2.0% margin (effective rate at March 31, 2013 was 2.20%) and has a maturity of September 1, 2016, assuming the election of the two successive one-year extensions at our option. The loan is secured by two properties and refinanced $14.0 million of debt which matured in June 2012.

In March 2012, we paid off a $2.7 million mortgage loan secured by a manufactured housing community in Belmont, Michigan which was due to mature on April 1, 2012.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

On February 1, 2012, we paid off $4.5 million of a $22.9 million variable rate financing loan from Bank of America, N.A. which was collateralized by six properties. In September 2012, we paid off the remaining approximately $18.1 million mortgage loan which was due to mature on June 1, 2015.

In December 2011, we entered into a $17.0 million variable financing loan from Bank of America, N.A. and The Private Bank which was amended and restated in March 2012 to add an additional $19.0 million, in loan principal ("36.0 Million Facility").

On October 4, 2012, we paid down $6.0 million of the outstanding principal of the $36.0 Million Facility, and in January 2013, we paid off the entire remaining amount owed under the facility.

The mortgage notes totaling $155.8 million as of March 31, 2013, are collateralized by 22 properties comprised of 9,303 sites representing approximately $268.2 million of net book value.

Lines of Credit

We have a senior secured revolving credit facility with Bank of America, N.A., and certain other lenders in the amount of $150.0 million (the "Facility"). The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and mezzanine debt positions in certain borrowing base properties. The Facility matures on October 1, 2015, assuming the election of the one year extension at our option. The Facility bears interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 2.25% to 2.95%. Based on our calculation of the leverage ratio as of March 31, 2013, the margin is 2.25% . There was no outstanding balance on the line of credit as of March 31, 2013 or December 31, 2012. However, $4.0 million of availability was used to back standby letters of credit as of March 31, 2013 and December 31, 2012.

On March 8, 2013, we entered into commitment letters with Citigroup Global Markets Inc., Bank of America, N.A. and Bank of Montreal pursuant to which each committed to lend to us $100.0 million under a new $300.0 million senior secured revolving credit facility. This new facility is expected to replace our existing $150.0 million senior secured revolving credit facility and could be increased to up to $600.0 million, subject to the satisfaction of certain conditions and the approval of the administrative agent. This potential new facility is contemplated to have a four-year term with an option to extend for one additional year and to bear interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio, which can range from 1.65% to 2.90%. The new facility is expected to be secured by a first priority lien on all of our equity interests in each entity that owns, directly or indirectly, all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties. The closing of this new credit facility is subject to the negotiation and execution of definitive documentation acceptable to the parties and is subject to closing contingencies. Pursuant to the terms of the commitment letter, the commitments thereunder will terminate on the earlier of May 28, 2013 or the date such definitive documentation becomes effective. There is no assurance we will be able to successfully establish this new credit facility on the terms described above or at all.

We have a $50.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200 percent of the outstanding loan balance. The terms of the agreement require interest only payments for the first 5 years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5 percent. At March 31, 2013, the effective interest rate was 5.5 percent. The outstanding balance was zero and $25.0 million as of March 31, 2013 and December 31, 2012, respectively.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At March 31, 2013 the effective interest rate was 7.0 percent.   The outstanding balance was $0.4 million and $4.8 million as of March 31, 2013 and December 31, 2012, respectively.

On February 6, 2013, we entered into a $61.5 million credit agreement to fund a portion of the purchase of the Morgan RV Properties acquisition (See Note 2). The facility was paid off on March 18, 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

As of March 31, 2013, the total of maturities and amortization of debt and lines of credit during the next five years, are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	Apr 2013 - Dec2013	2014	2015	2016	2017	After 5 years
Lines of credit	$392	$392	$—	$—	$—	$—	$—
Mortgage loans payable:
Maturities	1,050,842	9,849	185,809	3,834	280,780	54,949	515,621
Principal amortization	159,481	14,123	19,095	18,748	17,328	14,719	75,468
Aspen and Series B-3 preferred OP units	47,322	3,970	7,570	—	—	—	35,782
Secured borrowing	97,455	3,169	4,598	5,095	5,641	6,153	72,799
Total	$1,355,492	$31,503	$217,072	$27,677	$303,749	$75,821	$699,670

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of March 31, 2013, we were in compliance with all covenants.

10.      Equity Transactions

In March 2013, we closed an underwritten registered public offering of 5,750,000 shares of common stock at a price of $45.25 per share. The net proceeds from the offering were $249.5 million after deducting underwriting discounts and the expenses related to the offering. We used a portion of the proceeds to pay down debt. We expect to use any remaining net proceeds of the offering to fund potential future acquisitions of properties and for working capital and general corporate purposes.

In February 2013, we issued $4.0 million of A-3 preferred OP units in connection with the Morgan RV Properties acquisition (see Note 2). A-3 preferred OP unit holders can convert the A-3 preferred OP units into shares of common stock based upon a conversion price of $53.75 per share. The A-3 preferred OP unit holders receive a preferred return of 4.5% per year.

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
On May 10, 2012 we entered into an "at-the-market" sales agreement with BMO Capital Markets Corp. and Liquidnet Inc. to issue and sell shares of common stock from time to time. The current authorization allows for the sale of our common stock up to an aggregate amount of $100 million. There were 273,753 shares of common stock sold during the three months ending March 31, 2013. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $47.03 and we received net proceeds of approximately $12.7 million.  The proceeds were used to pay down our line of credit. The remaining amount available to be issued under the agreement is $75.8 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.   Equity Transactions, continued

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

In January 2012, we closed an underwritten registered public offering of 4,600,000 shares of common stock at a price of $35.50 per share. The net proceeds from the offering were $156.0 million after deducting the expenses related to the offering. The net proceeds of the offering were used to repay $123.5 million of outstanding debt, to fund $25.0 million of the purchase price of the Additional Florida Properties (See Note 2 for additional information) and for general corporate purposes.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2013 or 2012.  There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the three months ended March 31, 2013 and 2012, holders of common OP units converted zero units to common stock.

Cash dividends of $0.63 per share were declared for the quarter ended March 31, 2013. On April 19, 2013 cash payments of approximately $23.9 million for aggregate dividends, distributions and dividend equivalents were made to common stockholders, Common OP unitholders and restricted stockholders of record as of April 1, 2013. In addition, cash dividends of $0.4453125 per share were declared on the Company's Series A cumulative redeemable preferred stock. On April 15, 2013 cash payments of approximately $1.5 million for aggregate dividends were made to holders of record as of April 2, 2013.

11.      Share-Based Compensation

In February 2013, we granted 73,000 shares of restricted stock to our executive officers under our Sun Communities, Inc. Equity Incentive Plan ("2009 Equity Plan"). The awards vest ratably over a six or eight year period beginning on the fourth anniversary of the grant date, and had a fair value of $45.69 per share. The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

In February 2013, we granted 10,800 shares of restricted stock to our directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 15, 2016, and had a fair value of $45.69 per share. The fair value was determined by using the closing share price of our common stock on the date the grant was issued.

In March 2013, we granted 1,000 shares of restricted stock to employees under our 2009 Equity Plan. The awards vests on March 12, 2016, and had a fair value of $45.68 per share. The fair value was determined using the closing price of our common stock on the date the grant was issued.

During the three months ended March 31, 2013, 4,721 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 8,750 restricted shares granted to our employees were satisfied during the three months ended March 31, 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.      Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Brokerage commissions	$317	$205
Other income (loss), net	(121)	55
Total other income, net	$196	$260

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $16.9 million annually. This transient revenue is estimated to be recognized 41% in the first quarter, 14% in the second, 27% in the third quarter and 18% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$79,065	$20,512	$99,577	$64,296	$15,904	$80,200
Operating expenses/Cost of sales	25,702	14,108	39,810	20,898	11,597	32,495
Net operating income/Gross profit	53,363	6,404	59,767	43,398	4,307	47,705
Adjustments to arrive at net income (loss):
Other revenues	3,159	643	3,802	2,665	263	2,928
General and administrative	(6,790)	(2,872)	(9,662)	(5,058)	(2,209)	(7,267)
Acquisition related costs	(1,042)	—	(1,042)	(164)	—	(164)
Depreciation and amortization	(16,796)	(8,466)	(25,262)	(12,961)	(6,907)	(19,868)
Interest expense	(19,364)	(309)	(19,673)	(17,561)	(77)	(17,638)
Distributions from affiliate	400	—	400	750	—	750
Provision for state income tax	(59)		(59)	(53)		(53)
Net income (loss)	12,871	(4,600)	8,271	11,016	(4,623)	6,393
Less: Preferred return to A-1 preferred OP units	573	—	573	579	—	579
Less: Preferred return to A-3 preferred OP units	30	—	30	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	851	(441)	410	857	(420)	437
Net income (loss) attributable to Sun Communities, Inc.	11,417	(4,159)	7,258	9,580	(4,203)	5,377
Less: 7.125% Series A Cumulative Preferred Stock Distributions	1,514	—	1,514	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$9,903	$(4,159)	$5,744	$9,580	$(4,203)	$5,377

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Segment Reporting, continued

	March 31, 2013			December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,384,104	$240,948	$1,625,052	$1,296,753	$221,383	$1,518,136
Cash and cash equivalents	60,779	266	61,045	29,071	437	29,508
Inventory of manufactured homes	—	7,667	7,667	—	7,527	7,527
Notes and other receivables	145,678	9,881	155,559	130,217	8,850	139,067
Other assets	60,244	4,233	64,477	55,231	4,648	59,879
Total assets	$1,650,805	$262,995	$1,913,800	$1,511,272	$242,845	$1,754,117

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2013.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

We had no unrecognized tax benefits as of March 31, 2013 and 2012. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2013.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the three months ended March 31, 2013 and 2012.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has common OP units, convertible A-1 preferred OP units, convertible A-3 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2013	2012
Basic earnings: net income attributable to common stockholders	$5,744	$5,377
Add: amounts attributable to common noncontrolling interests	—	—
Diluted earnings: net income available to common stockholders and unitholders	$5,744	$5,377
Denominator
Weighted average common shares outstanding	30,427	25,310
Weighted average unvested restricted stock outstanding	347	277
Basic weighted average common shares and unvested restricted stock outstanding	30,774	25,587
Add: dilutive securities	15	18
Diluted weighted average common shares and securities	30,789	25,605
Earnings per share available to common stockholders:
Basic	$0.19	$0.21
Diluted	$0.19	$0.21

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Common OP units	2,069	2,072
A-1 preferred OP units	1,111	1,111
A-3 preferred OP units	43	—
Aspen preferred OP units	526	526
Total securities	3,749	3,709

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

As of March 31, 2013, we had three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million and two interest rate cap agreements with a total notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	$20.0	3 Month LIBOR	0.3080%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.3060%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.3060%	11.0200%	—%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 17 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$367	$459
Total derivatives designated as hedging instruments		$—	$—		$367	$459

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.     Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the three months ended March 31, 2013 and 2012 as recorded in the Consolidated Statements of Operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Interest rate swaps and cap agreement	$92	$256	Interest expense	$—	$—	Interest expense	$—	$3
Total	$92	$256	Total	$—	$—	Total	$—	$3

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of March 31, 2013 and December 31, 2012, we had collateral deposits recorded in other assets of approximately $1.2 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.     Fair Value of Financial Instruments

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

Installment Notes on Manufactured Homes
The net carrying value of the installment notes on manufactured homes approximates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates.

Long Term Debt and Lines of Credit
The fair value of long term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities.

Collateralized Receivables and Secured Borrowing
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the Consolidated Balance Sheets. The net carrying value of the collateralized receivables approximates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates.

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of March 31, 2013.  The table presents the carrying values and fair values of our financial instruments as of March 31, 2013 and December 31, 2012 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    Fair Value of Financial Instruments, continued

	March 31, 2013		December 31, 2012
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$23,812	$23,812	$21,898	$21,898
Collateralized receivables, net	96,857	96,857	93,834	93,834
Financial liabilities
Derivative instruments	$367	$367	$459	$459
Long term debt (excluding secured borrowing)	1,259,154	1,274,520	1,329,311	1,355,331
Secured borrowing	97,455	97,455	94,409	94,409
Lines of credit	392	392	29,781	29,781

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the Consolidated Balance Sheets for the periods indicated and we have no financial assets that are required to be carried at fair value.

18.     Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01) which amends ASC Topic 210, Balance Sheet. The updated guidance in ASC Topic 210 clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11, which was January 1, 2013. Early adoption was not permitted. The adoption of this guidance did not have any impact on our results of operations or financial condition.
19.    Commitments and Contingencies

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

On February 8, 2013, we acquired the Morgan RV Properties from certain sellers (collectively, the “Contributors”) for a purchase price of $112.8 million, subject to certain adjustments and pro-rations. MHC Operating Limited Partnership (“MHC”), an affiliate of Equity Lifestyle Properties, Inc., had previously recorded a “Memorandum of Agreement for an Option to Acquire the Properties” against some or all of the Morgan RV Properties, and we closed the transaction with knowledge of those memoranda. MHC has also asserted that we improperly interfered with their purported contract rights with respect to the Morgan RV Properties. The Contributors and certain of their affiliates, jointly and severally, have agreed to indemnify us against any and all liabilities and expenses relating to any claims by MHC with respect to the Morgan RV Properties or the transaction. We are not, however, entitled to indemnification for loss of our future revenue or income or loss of business reputation or opportunity. The indemnity obligations are secured by certain assets of the Contributors and their affiliates.

On December 26, 2012, we filed a complaint in the Oakland County (Michigan) Circuit Court against MHC, the Contributors and certain of their affiliates seeking declaratory relief concerning MHC's assertion of rights with respect to the Morgan RV

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.     Commitments and Contingencies, continued

Properties and MHC's claim against us. On January 23, 2013, MHC filed an answer and counterclaim (and cross claim against the Contributors and certain of their affiliates) seeking to enforce its claimed rights and seeking specific performance against the Contributors (and us to the extent our rights would be affected) of those rights to acquire the Morgan RV Properties. MHC's answer and counterclaim did not assert any other substantive claims against us. On February 14, 2013, we filed an amended complaint seeking a declaratory judgment that we have not violated, and our purchase of the Morgan RV Properties did not violate, any rights of MHC and further seeking a judgment requiring MHC to cancel the memoranda it recorded. On February 22, 2013, we filed a motion for partial summary disposition seeking dismissal of all of MHC's claims against us. On March 7, 2013, MHC filed an answer and affirmative and special defenses to our amended complaint that asserted no new claims against us. Our motion for partial summary disposition is now scheduled for hearing on June 5, 2013. Further, the court has tentatively granted MHC's motion for expedited trial of the equitable issues in the case, but no trial date has yet been set.

We believe that MHC's claims to the Morgan RV Properties and any other claims it may bring against us are without merit, and we intend to prosecute our claims and defend any counterclaims vigorously.

We are involved in various other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, along with our 2012 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. We own, operate, and develop manufactured housing and RV communities concentrated in the midwestern, southern, and southeastern United States. As of March 31, 2013, we owned and operated a portfolio of 183 developed properties located in 24 states, including 149 manufactured housing communities, 23 RV communities, and 11 properties containing both manufactured housing and RV sites.

We have been in the business of acquiring, operating, developing and expanding manufactured housing and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2012 Annual Report.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income (loss), and FFO to FFO excluding certain items are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three Months Ended March 31, 2013 and 2012”.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$79,065	$64,296	$14,769	23.0%
Property operating expenses:
Payroll and benefits	6,240	4,715	1,525	32.3%
Legal, taxes, & insurance	1,206	704	502	71.3%
Utilities	9,103	7,396	1,707	23.1%
Supplies and repair	1,704	1,747	(43)	(2.5)%
Other	1,693	1,464	229	15.6%
Real estate taxes	5,756	4,872	884	18.1%
Property operating expenses	25,702	20,898	4,804	23.0%
Real Property NOI	$53,363	$43,398	$9,965	23.0%

	As of March 31,
Other Information	2013	2012	Change
Number of properties	183	162	21
Developed sites	67,431	55,921	11,510
Occupied sites (1) (2)	53,387	44,691	8,696
Occupancy % (1)	88.6%	86.0%	2.6%
Weighted average monthly site rent - MH (3)	$436	$425	$11
Weighted average monthly site rent - Annual RV (3)	$394	$403	$(9)
Sites available for development	6,969	6,451	518

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupied sites include 1,895 sites acquired in 2013 and 4,989 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and annual RV sites and excludes transient RV sites.

Real Property NOI increased $10.0 million, from $43.4 million to $53.4 million or 23.0 percent. The growth in NOI is primarily due to $7.6 million from newly acquired properties and $2.4 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended March 31, 2013 and 2012.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$62,935	$59,989	$2,946	4.9%
Property operating expenses:
Payroll and benefits	4,998	4,675	323	6.9%
Legal, taxes, & insurance	1,057	700	357	51.0%
Utilities	3,696	3,593	103	2.9%
Supplies and repair	1,483	1,726	(243)	(14.1)%
Other	1,348	1,443	(95)	(6.6)%
Real estate taxes	4,957	4,855	102	2.1%
Property operating expenses	17,539	16,992	547	3.2%
Real Property NOI	$45,396	$42,997	$2,399	5.6%

	As of March 31,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,233	54,699	534
Occupied sites (1)	46,004	44,498	1,506
Occupancy % (1) (2)	88.0%	86.1%	1.9%
Weighted average monthly rent per site - MH (3)	$437	$425	$12
Weighted average monthly rent per site - Annual RV (3)	$418	$405	$13
Sites available for development	6,104	6,451	(347)

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and annual RV sites and excludes transient RV sites.

Real Property NOI increased $2.4 million, from $43.0 million to $45.4 million, or 5.6 percent. The growth in NOI is primarily due to increased revenues of $2.9 million partially offset by an $0.5 million increase in expenses.

Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.9 million, from $60.0 million to $62.9 million, or 4.9 percent.  The growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and RV portfolio increased $2.6 million due to average rental rate increases of 2.8 percent and the increased number of occupied home sites and was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues increased by $0.3 million due to an increase in cable television royalties and utility income partially offset by a decrease in other charges and fees.

Property operating expenses increased $0.5 million, from $17.0 million to $17.5 million, or 3.2 percent. Payroll and benefits increased by $0.3 million due to increased salaries, health and life insurance costs and workers compensation costs. Property insurance expenses increased by $0.3 million and real estate taxes increased $0.1 million. Utilities expenses increased $0.1 million primarily due to increased electric and gas expenses. Supplies and repairs decreased $0.2 million primarily due to decreased landscaping and community maintenance expenses. Other expenses decreased $0.1 million primarily due to decreased operational meeting expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2013 and 2012 (in thousands, except for certain items marked with *):

	Three Months Ended March 31,
Financial Information	2013	2012	Change	% Change
Rental home revenue	$7,656	$6,291	$1,365	21.7%
Site rent from Rental Program (1)	10,765	9,045	1,720	19.0%
Rental Program revenue	18,421	15,336	3,085	20.1%
Expenses
Commissions	643	533	110	20.6%
Repairs and refurbishment	1,777	1,846	(69)	(3.7)%
Taxes and insurance	1,088	805	283	35.2%
Marketing and other	784	640	144	22.5%
Rental Program operating and maintenance	4,292	3,824	468	12.2%
Rental Program NOI	$14,129	$11,512	$2,617	22.7%
Other Information
Number of occupied rentals, end of period*	8,584	7,349	1,235	16.8%
Investment in occupied rental homes	$306,211	$249,818	$56,393	22.6%
Number of sold rental homes*	236	218	18	8.3%
Weighted average monthly rental rate*	$793	$764	$29	3.8%

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

Rental Program NOI increased $2.6 million from $11.5 million to $14.1 million, or 22.7 percent, due to increased revenues of $3.1 million, offset by increased expenses of $0.5 million. Revenues increased $3.1 million primarily due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.5 million was due to several factors.  Insurance and personal property and use taxes increased $0.3 million due to the additional number of homes in the program, bad debt expenses increased $0.1 million, and commissions increased $0.1 million due to the increased number of new leases.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2013 and 2012 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2013	2012	Change	% Change
New home sales	$1,076	$1,322	$(246)	(18.6)%
Pre-owned home sales	11,780	8,291	3,489	42.1%
Revenue from homes sales	12,856	9,613	3,243	33.7%
New home cost of sales	915	1,155	(240)	(20.8)%
Pre-owned home cost of sales	8,901	6,618	2,283	34.5%
Cost of home sales	9,816	7,773	2,043	26.3%
NOI / Gross profit	$3,040	$1,840	$1,200	65.2%

Gross profit – new homes	$161	$167	$(6)	(3.6)%
Gross margin % – new homes	15.0%	12.6%	2.4%	19.0%
Gross profit – pre-owned homes	$2,879	$1,673	$1,206	72.1%
Gross margin % – pre-owned homes	24.4%	20.2%	4.2%	20.8%

Statistical Information
Home sales volume:
New home sales	14	18	(4)	(22.2)%
Pre-owned home sales	452	383	69	18.0%
Total homes sold	466	401	65	16.2%

Home Sales NOI increased $1.2 million, from $1.8 million to $3.0 million, or 65.2 percent primarily due to increased gross profit on pre-owned home sales from increased sales volume.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $0.9 million, from $2.9 million to $3.8 million, or 31.0 percent.  This was primarily due to a $0.3 million net increase from ancillary revenues, an increase in interest income of $0.3 million from collateralized receivables, a $0.2 million increase in interest income from installment note receivables, and a $0.1 million increase in brokerage commissions.

Real Property general and administrative costs increased $1.7 million, from $5.1 million to $6.8 million, or 33.3 percent, due to a $0.5 million increase in salaries and wages, a $0.2 million increase in deferred compensation amortization, a $0.2 million increase in accrued incentive compensation, and a $0.1 million increase in health benefit costs. Also, corporate insurance and claim reserves increased $0.3 million, various miscellaneous expenses increased $0.3 million and travel expenses increased $0.1 million.

Home Sales and Rentals general and administrative costs increased $0.7 million, from $2.2 million to $2.9 million, or 31.8 percent, due to increased salary, commission and bonus costs.

Acquisition related costs increased $0.9 million. These costs have been incurred for both completed and potential acquisitions (See Note 2 of our financial statements).

Depreciation and amortization costs increased $5.4 million, from $19.9 million to $25.3 million, or 27.1 percent, due to increased other depreciation and amortization of $3.5 million primarily due to the newly acquired properties (Note 2 of our financial statements), increased depreciation on investment property for use in our Rental Program of $1.4 million and increased amortization of in-place leases of approximately $0.5 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased $2.1 million, from $17.6 million to $19.7 million, or 11.9 percent, due to an increase of $0.7 million in interest on our lines of credit, an increase of $0.7 million in our mortgage interest due to debt associated with the acquired properties (see Note 2 of our financial statements), an increase in other interest expense and amortization of deferred financing costs of $0.4 million, and an increase in expense associated with our secured borrowing arrangements of $0.3 million.

Distributions from affiliate decreased $0.4 million, from $0.8 million to $0.4 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2013 and 2012 is dividend income. See Note 7 of our financial statements.

SUN COMMUNITIES, INC.

The following table is a summary of our consolidated financial results which were discussed in more detail in the preceding paragraphs (in thousands):

	Three Months Ended March 31,
	2013	2012
Real Property NOI	$53,363	$43,398
Rental Program NOI	14,129	11,512
Home Sales NOI/Gross Profit	3,040	1,840
Site rent from Rental Program (included in Real Property NOI)	(10,765)	(9,045)
NOI/Gross profit	59,767	47,705
Adjustments to arrive at net income:
Other revenues	3,802	2,928
General and administrative	(9,662)	(7,267)
Acquisition related costs	(1,042)	(164)
Depreciation and amortization	(25,262)	(19,868)
Interest expense	(19,673)	(17,638)
Provision for state income taxes	(59)	(53)
Distributions from affiliate	400	750
Net income	8,271	6,393
Less: Preferred return to A-1 preferred OP units	573	579
Less: Preferred return to A-3 preferred OP units	30	—
Less: Amounts attributable to noncontrolling interests	410	437
Net income attributable to Sun Communities, Inc.	7,258	5,377
Less: Series A Preferred Stock Distributions	1,514	—
Net income attributable to Sun Communities, Inc. common stockholders	$5,744	$5,377

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by NAREIT as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

The following table reconciles net income to FFO data for diluted purposes for the periods ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Sun Communities, Inc. common stockholders	$5,744	$5,377
Adjustments:
Preferred return to Series A-1 preferred OP units	573	579
Preferred return to Series A-3 preferred OP units	30	—
Amounts attributable to noncontrolling interests	410	437
Depreciation and amortization	25,442	20,115
Gain on disposition of assets, net	(1,513)	(796)
Funds from operations ("FFO")	$30,686	$25,712
Adjustments:
Acquisition related costs	1,042	164
FFO excluding certain items	$31,728	$25,876

Weighted average common shares outstanding:	30,427	25,310
Add:
Common OP Units	2,069	2,072
Restricted stock	347	277
Common stock issuable upon conversion of Series A-1 preferred OP units	1,111	1,111
Common stock issuable upon conversion of Series A-3 preferred OP units	43	—
Common stock issuable upon conversion of stock options	15	18
Weighted average common shares outstanding - fully diluted	34,012	28,788

FFO per share - fully diluted	$0.90	$0.89
FFO per share excluding certain items - fully diluted	$0.93	$0.90

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

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

During the three months ended March 31, 2013, we acquired ten RV communities with approximately 3,700 sites. We also completed seven acquisitions in 2012 in which we acquired 14 properties in total, seven manufactured housing communities, five RV communities and two communities containing both manufactured housing and RV communities. See Note 2 to our financial statements for details on the acquisitions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2013, we intend to finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the three months ended March 31, 2013, we have invested $23.0 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2013 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net Cash Provided by Operating Activities	27,633	21,052
Net Cash Used in Investing Activities	(142,339)	(51,740)
Net Cash Provided by Financing Activities	146,243	40,806

Operating Activities

Cash and cash equivalents increased by $31.5 million from $29.5 million as of December 31, 2012, to $61.0 million as of March 31, 2013. Net cash provided by operating activities increased by $5.4 million from $21.1 million for the three months ended March 31, 2012 to $27.6 million for the three months ended March 31, 2013.

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

Investing Activities

Net cash used in investing activities was $142.3 million for the three months ended March 31, 2013, compared to $51.7 million for the three months ended March 31, 2012. The difference is primarily due to an increase in an investment in a note receivable on properties acquired of $49.4 million, increased acquisitions of $31.1 million (see Note 2 to our financial statements), increased investment in property of $9.1 million, largely due to homes purchased for the Rental Program, an increase in notes receivable, net of $0.5 million, and a decrease in proceeds from affiliate dividend distribution of $0.4 million. The investment in a note receivable on properties acquired of $49.4 million was extinguished in a net cash settlement during the acquisition of the properties (see Noncash investing and financing activities).

SUN COMMUNITIES, INC.

Financing Activities

Net cash provided by financing activities was $146.2 million for the three months ended March 31, 2013, compared to $40.8 million for the three months ended March 31, 2012. The difference is due to increased net proceeds received from the issuance of additional shares of $104.7 million and increased net borrowings on the lines of credit of $93.7 million, offset by the increase in net payments of other debt of $85.6 million, increased distributions to our stockholders and OP unitholders of $6.1 million, increased payments of deferred financing costs of $1.2 million and decreased net proceeds from stock option exercises of $0.1 million.

Financial Flexibility

We have a secured revolving line of credit facility with a maximum borrowing capacity of $150.0 million, subject to certain borrowing base calculations. As of March 31, 2013 and December 31, 2012, we did not have an outstanding balance on the line of credit. Borrowings under the line of credit bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the line of credit agreement, which can range from 2.25% to 2.95%.  During the three months ended March 31, 2013, the highest balance on the line of credit was $110.2 million.  The borrowings under the line of credit mature October 1, 2015, assuming the election of a one year extension that is available at our discretion, subject to certain conditions. Although the secured revolving line of credit is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

Our line of credit provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At March 31, 2013, we had outstanding letters of credit to back standby letters of credit totaling approximately $4.0 million, leaving approximately $146.0 million available under our secured line of credit.

Pursuant to the terms of the line of credit facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the line of credit facility are as follows:

Covenant	Must Be	As of March 31, 2013
Maximum Leverage Ratio	<70.0%	48.1%
Minimum Fixed Charge Coverage Ratio	>1.45	2.12
Minimum Tangible Net Worth	>$902,510	$1,219,336
Maximum Dividend Payout Ratio	<95.0%	72.7%
Secured Recourse Indebtedness - Total Debt	<$300,000	$100,486

On March 8, 2013, we entered into commitment letters with Citigroup Global Markets Inc., Bank of America, N.A. and Bank Of Montreal pursuant to which each committed to lend to us $100.0 million under a new $300.0 million senior secured revolving credit facility. This new facility is expected to replace our existing $150.0 million senior secured revolving credit facility and could be increased to up to $600.0 million, subject to the satisfaction of certain conditions and the approval of the administrative agent. This potential new facility is contemplated to have a four-year term with an option to extend for one additional year and to bear interest at a floating rate based on Eurodollar plus a margin that is determined based on our leverage ratio, which can range from 1.65% to 2.90%. The new facility is expected to be secured by a first priority lien on all of our equity interests in each entity that owns, directly or indirectly, all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties. The closing of this new credit facility is subject to the negotiation and execution of definitive documentation acceptable to the parties and is subject to closing contingencies. Pursuant to the terms of the commitment letter, the commitments thereunder will terminate on the earlier of May 28, 2013 or the date such definitive documentation becomes effective. There is no assurance we will be able to successfully establish this new credit facility on the terms described above or at all.

Market and Economic Conditions
Although the U.S. has seen improvements in manufacturing and the housing market, the outlook for the U.S. economy remains mixed as concerns continue about government spending cuts, tax hikes and instability in Europe. While this economic uncertainty remains, the potential risk of volatility in credit, equity and fixed income markets continues. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions

SUN COMMUNITIES, INC.

through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 62 unencumbered Properties with an estimated market value of $128.5 million, 30 of these properties support the borrowing base for our $150.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2012 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2013, our net debt plus preferred stock to enterprise value approximated 42.8 percent (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 6.9 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the three months ended March 31, 2013 and 2012 included recurring capital expenditures of $1.7 million and $1.3 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a significant decline in our recurring capital expenditures during 2013.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Quarterly Report on Form 10-Q, our 2012 Annual Report and our other filings with the SEC, such risks and uncertainties include:

•	changes in general economic conditions, the real estate industry and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital

•	difficulties in completing acquisitions;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	our ability to maintain rental rates and occupancy levels;

•	competitive market forces; and

•	the ability of manufactured home buyers to obtain financing and the level of repossessions by manufactured home lenders

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference into this filing, whether as a result of new information, future events, changes in our expectations or otherwise.

SUN COMMUNITIES, INC.

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

We have three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million, and two interest rate cap agreements with a total notional amount of $162.4 million as of March 31, 2013. The swap agreement fixes $20.0 million of variable rate borrowings at 4.02 percent through January 2014. The first interest rate cap agreement has a cap rate of 11.27 percent, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $10.0 million through October 2016.

Our remaining variable rate debt totals $163.4 million and $223.9 million as of March 31, 2013 and 2012, respectively, which bear interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent during the three months ended March 31, 2013 and 2012, we believe our interest expense would have increased or decreased by approximately $0.7 million and $0.6 million based on the $302.1 million and $224.0 million average balances outstanding under our variable rate debt facilities for the three months ended March 31, 2013 and 2012, respectively.

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

(b)
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 19 to the Consolidated Financial Statements contained herein.

ITEM 1A.  RISK FACTORS

Certain provisions in our governing documents may make it difficult for a third-party to acquire us.

9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8%, in number of shares or value, of the issued and outstanding shares of our capital stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Milton M. Shiffman, Gary A. Shiffman, and Robert B. Bayer; trustees, personal representatives and agents to the extent acting to for them or their respective estates; or certain of their respective relatives.

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

Upon the occurrence of certain change of control events, the result of which is that shares of our common stock and the common securities of the acquiring or surviving entity (or ADRs representing such securities) are not listed on the NYSE, the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of shares of Series A Preferred Stock will have the right, subject to certain limitations, to convert some or all of their shares of Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem the shares of Series A Preferred Stock. Upon such a conversion, the holders of shares of Series A Preferred Stock will be limited to a maximum number of shares of our common stock. If our common stock price, as determined in accordance with our charter for these purposes, is less than $20.97, subject to adjustment, the holders will receive a maximum of 1.1925 shares of our common stock per shares of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. These features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for Sun or of delaying, deferring or preventing a change of control of Sun under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Rights Plan. We adopted a stockholders' rights plan in 2008 that provides our stockholders (other than a stockholder attempting to acquire a 15% or greater interest in us) with the right to purchase our stock at a discount in the event any person attempts to acquire a 15% or greater interest in us. Because this plan could make it more expensive for a person to acquire a controlling interest in us, it could have the effect of delaying or preventing a change in control even if a change in control were in the stockholders' interest.

You should review our 2012 Annual Report, which contains a detailed description of additional risk factors that may materially affect our business, financial condition, or results of operations.  Except as set forth above, there are no material changes to the disclosure on these matters set forth in the 2012 Annual Report.

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three months ended March 31, 2013.  There is no expiration date specified for the buyback program.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1
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
		(1)
2.2	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Wagon Wheel Maine LLC and Wild Acres LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 20, 2012 and a Third Amendment dated February 8, 2013	(1)
2.3	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Gwynns Island RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC and Westward Ho RV Resort LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 31, 2012, a Third Amendment dated January 28, 2013 and a Fourth Amendment dated February 8, 2013	(1)
2.4	Amended and Restated Indemnity Agreement, dated February 8, 2013	(1)
4.1	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	(1)
10.1	Credit Agreement, dated February 6, 2013, by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., certain of its wholly owned subsidiaries, Bank of Montreal, as administrative agent and lender, and BMO Capital Markets, as sole lead arranger and sole book manager	(1)
10.2	Two Hundred Eighty Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of February 8, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101*	The following Sun Communities, Inc. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(2)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013.

(2)	Filed Herewith.
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

Dated: April 25, 2013	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
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

		(1)
2.2	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Wagon Wheel Maine LLC and Wild Acres LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 20, 2012 and a Third Amendment dated February 8, 2013	(1)
2.3	Contribution Agreement, dated December 9, 2012, by and among Sun Communities Operating Limited Partnership, certain wholly owned subsidiaries of Sun Communities Operating Limited Partnership, Gwynns Island RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC and Westward Ho RV Resort LLC, as amended by a First Amendment dated December 13, 2012, a Second Amendment dated December 31, 2012, a Third Amendment dated January 28, 2013 and a Fourth Amendment dated February 8, 2013	(1)
2.4	Amended and Restated Indemnity Agreement, dated February 8, 2013	(1)
4.1	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	(1)
10.1	Credit Agreement, dated February 6, 2013, by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., certain of its wholly owned subsidiaries, Bank of Montreal, as administrative agent and lender, and BMO Capital Markets, as sole lead arranger and sole book manager	(1)
10.2	Two Hundred Eighty Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of February 8, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101*	The following Sun Communities, Inc. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(2)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013.

(2)	Filed Herewith.
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