Form 10-Q
period 2013-06-30
SUN COMMUNITIES INC
filed 2013-07-25
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2013:  36,108,318

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) June 30, 2013	December 31, 2012
ASSETS
Investment property, net (including $55,962 and $56,326 for consolidated variable interest entities at June 30, 2013 and December 31, 2012, respectively; see Note 8 )	$1,676,813	$1,518,136
Cash and cash equivalents	6,488	29,508
Inventory of manufactured homes	9,091	7,527
Notes and other receivables	160,755	139,850
Other assets	63,621	59,607
TOTAL ASSETS	$1,916,768	$1,754,628
LIABILITIES
Debt (including $45,555 and $45,900 for consolidated variable interest entities at June 30, 2013 and December 31, 2012, respectively; see Note 8)	$1,353,489	$1,423,720
Lines of credit	18,286	29,781
Other liabilities	105,873	88,137
TOTAL LIABILITIES	1,477,648	1,541,638
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 10,000 shares authorized (3,400 shares issued at June 30, 2013 and December 31, 2012)	34	34
Common stock, $0.01 par value, 90,000 shares authorized (37,910 and 31,557 shares issued at June 30, 2013 and December 31, 2012, respectively)	379	316
Additional paid-in capital	1,203,373	940,202
Accumulated other comprehensive loss	(535)	(696)
Distributions in excess of accumulated earnings	(720,950)	(683,734)
Treasury stock, at cost (1,802 shares at June 30, 2013 and December 31, 2012)	(63,600)	(63,600)
Total Sun Communities, Inc. stockholders' equity	418,701	192,522
Noncontrolling interests:
Series A-1 preferred OP units	45,548	45,548
Series A-3 preferred OP units	3,463	—
Common OP units	(27,965)	(24,572)
Consolidated variable interest entities	(627)	(508)
Total noncontrolling interests	20,419	20,468
TOTAL STOCKHOLDERS’ EQUITY	439,120	212,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,916,768	$1,754,628

See accompanying Notes to Consolidated Financial Statements.

Table of Contents

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Income from real property	$75,746	$61,507	$154,811	$125,803
Revenue from home sales	13,199	11,439	26,055	21,052
Rental home revenue	7,977	6,511	15,338	12,802
Ancillary revenues, net	(27)	(64)	444	(12)
Interest	3,182	2,655	6,145	5,060
Other income, net	74	175	270	435
Total revenues	100,151	82,223	203,063	165,140
COSTS AND EXPENSES
Property operating and maintenance	22,268	17,168	42,214	33,194
Real estate taxes	5,788	4,936	11,544	9,808
Cost of home sales	9,383	8,971	19,199	16,744
Rental home operating and maintenance	4,485	4,148	8,748	7,972
General and administrative - real property	6,369	5,182	13,159	10,240
General and administrative - home sales and rentals	2,812	2,082	5,246	4,080
Acquisition related costs	1,108	423	2,150	587
Depreciation and amortization	26,064	21,067	51,326	40,935
Interest	18,201	16,781	37,065	33,578
Interest on mandatorily redeemable debt	812	833	1,621	1,674
Total expenses	97,290	81,591	192,272	158,812
Income before income taxes and distributions from affiliate	2,861	632	10,791	6,328
Provision for state income taxes	(37)	(53)	(96)	(106)
Distributions from affiliate	450	1,900	850	2,650
Net income	3,274	2,479	11,545	8,872
Less: Preferred return to Series A-1 preferred OP units	646	579	1,219	1,158
Less: Preferred return to Series A-3 preferred OP units	46	—	76	—
Less: Amounts attributable to noncontrolling interests	33	237	443	674
Net income attributable to Sun Communities, Inc.	2,549	1,663	9,807	7,040
Less: Series A preferred stock distributions	1,514	—	3,028	—
Net income attributable to Sun Communities, Inc. common stockholders	$1,035	$1,663	$6,779	$7,040
Weighted average common shares outstanding:
Basic	35,887	26,469	33,331	26,028
Diluted	35,907	26,485	33,348	26,045
Earnings per share:
Basic	$0.03	$0.06	$0.20	$0.27
Diluted	$0.03	$0.06	$0.20	$0.27

Dividends per common share:	$0.63	$0.63	$1.26	$1.26

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$3,274	$2,479	$11,545	$8,872
Unrealized gain on interest rate swaps	85	343	177	599
Total comprehensive income	3,359	2,822	11,722	9,471
Less: Comprehensive income attributable to the noncontrolling interests	40	274	459	735
Comprehensive income attributable to Sun Communities, Inc.	$3,319	$2,548	$11,263	$8,736

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Treasury Stock	Non-controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2012	$34	$316	$940,202	$(696)	$(683,734)	$(63,600)	$20,468	$212,990
Issuance of common stock from exercise of options, net	—	—	149	—	—	—	—	149
Issuance and associated costs of common stock, net	—	63	261,904	—	—	—	—	261,967
Issuance of preferred OP units	—	—	—	—	—	—	3,463	3,463
Share-based compensation - amortization and forfeitures	—	—	1,118	—	52	—	—	1,170
Net income	—	—	—	—	11,102	—	443	11,545
Unrealized gain on interest rate swaps	—	—	—	161	—	—	16	177
Distributions	—	—	—	—	(48,370)	—	(3,971)	(52,341)
Balance as of June 30, 2013	$34	$379	$1,203,373	$(535)	$(720,950)	$(63,600)	$20,419	$439,120

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$11,545	$8,872
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from dispositions	(1,713)	(87)
Gain on valuation of derivative instruments	—	(4)
Stock compensation expense	1,170	688
Depreciation and amortization	49,425	40,010
Amortization of deferred financing costs	1,916	813
Distributions from affiliate	(850)	(2,650)
Change in notes receivable from financed sales of inventory homes, net of repayments	(2,738)	(4,435)
Change in inventory, other assets and other receivables, net	1,469	4,729
Change in accounts payable and other liabilities	216	(4,452)
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,440	43,484
INVESTING ACTIVITIES:
Investment in properties	(89,922)	(60,930)
Acquisitions	(82,718)	(24,482)
Investment in note receivable of acquired properties	(49,441)	—
Proceeds related to affiliate dividend distribution	850	2,650
Proceeds related to disposition of land	—	172
Proceeds related to disposition of assets and depreciated homes, net	697	1,211
Increase in notes receivable, net	(144)	(5,736)
NET CASH USED IN INVESTING ACTIVITIES	(220,678)	(87,115)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	261,967	157,343
Net proceeds from stock option exercise	149	149
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(47,843)	(34,184)
Borrowings on lines of credit	189,392	71,635
Payments on lines of credit	(200,887)	(176,038)
Proceeds from issuance of other debt	15,522	54,567
Payments on other debt	(78,363)	(30,521)
Payments for deferred financing costs	(2,719)	(678)
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,218	42,273
Net decrease in cash and cash equivalents	(23,020)	(1,358)
Cash and cash equivalents, beginning of period	29,508	5,857
Cash and cash equivalents, end of period	$6,488	$4,499
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$29,780	$28,519
Cash paid for interest on mandatorily redeemable debt	$1,621	$1,677
Cash paid for state income taxes	$219	$320
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$177	$599
Reduction in secured borrowing balance	$7,299	$6,081
Change in dividends declared and outstanding	$4,498	$2,935
Noncash investing and financing activities at the date of acquisition:
Acquisitions - A-3 preferred OP units issued	$3,463	$—
Acquisitions - release of note receivable and accrued interest	$49,441	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

The unaudited interim consolidated financial statements of Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 25, 2013 and amended on February 27, 2013 (the “2012 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2012 Annual Report.

Reference in this report to Sun Communities, Inc., “we”, “our”, “us” and the “Company” refer to Sun Communities, Inc. and its subsidiaries, unless the context indicates otherwise.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions

2013 Activity:

During the second quarter of 2013, we acquired Big Timber Lake RV Resort ("Big Timber Lake"), a recreational vehicle ("RV") community with approximately 528 sites located in Cape May, New Jersey, and Jellystone RV Resort ("Jellystone"), an RV community with approximately 299 sites located in North Java, New York.
During the first quarter of 2013, we acquired ten RV communities from Gwynns Island RV Resort LLC, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC, Wagon Wheel Maine LLC, Westward Ho RV Resort LLC and Wild Acres LLC (collectively, "Morgan RV Properties"), with approximately 3,700 sites located in Ohio, Virginia, Maine, Massachusetts, Connecticut, New Jersey and Wisconsin. In connection with the acquisition, we also recorded a contingent asset of $10.0 million as of the acquisition date which resulted from a covenant made by the seller in the Second Amendment to Omnibus Agreement related to the 2012 revenue of the acquired properties.  The contingent asset was estimated using a probability weighted model of the potential shortfall in the 2012 revenue from that represented by the seller and is recorded at its estimated fair value in notes and other receivables.

2012 Activity:

During the fourth quarter of 2012, we acquired Palm Creek Golf & RV Resort ("Palm Creek"), a community with 283 manufactured home sites, 1,580 RV sites and expansion potential of approximately 550 manufactured housing or 990 RV sites located in Casa Grande, Arizona; Lake-In-Wood Camping Resort ("Lake In Wood"), an RV community with approximately 425 sites located in Lancaster County, Pennsylvania; and Rainbow RV Resort ("Rainbow"), an RV community with approximately 500 sites located in Frostproof, Florida. We also acquired four manufactured home communities (the "Rudgate Acquisition Properties") with approximately 1,996 sites located in southeast Michigan and entered into management agreements with Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C. under which we manage two manufactured home communities (the "Rudgate Managed Properties") with approximately 1,598 sites located in southeast Michigan. In addition, we provided mezzanine financing to the Rudgate Managed Properties. The Rudgate Managed Properties are accounted for as variable interest entities and are included in our 2012 acquisition activity (See Note 8 for details).

During the third quarter of 2012, we acquired Blazing Star RV Resort ("Blazing Star"), an RV community with 260 sites located in San Antonio, Texas and Northville Crossing Manufactured Home Community ("Northville Crossing"), a manufactured housing community with 756 sites located in Northville, Michigan.

During the first quarter of 2012, we acquired Three Lakes RV Resort, Blueberry Hill RV Resort and Grand Lake Estates (collectively, the "Additional Florida Properties"), one of which is located in Hudson, Florida, one of which is located in Bushnell, Florida and one of which is located in Orange Lake, Florida, comprised of 1,114 sites in the aggregate.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following tables summarize the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the 2013 and 2012 acquisitions (in thousands):

	2013
At Acquisition Date	Morgan RV Properties	Jellystone	Big Timber Lake	Total
Investment in property	$95,145	$8,264	$21,548	$124,957
Inventory of manufactured homes	4,253	1,490	350	6,093
Notes and other receivables	10,000	—	—	10,000
In-place leases and other intangible assets	2,664	390	580	3,634
Other assets	157	7	48	212
Below market leases	—	—	(3,490)	(3,490)
Other liabilities	(3,697)	(930)	(1,157)	(5,784)
Total identifiable assets and liabilities assumed	$108,522	$9,221	$17,879	$135,622

Consideration
Cash	$55,618	$9,221	$17,879	$82,718
Series A-3 preferred OP units	3,463	—	—	3,463
Extinguishment of note receivable	49,441	—	—	49,441
Fair value of total consideration transferred	$108,522	$9,221	$17,879	$135,622

	2012
At Acquisition Date	Addtl Florida Properties	Blazing Star	Northville Crossing	Rainbow	Rudgate Acquisition and Managed Properties	Palm Creek	Lake in Wood	Total
Investment in property	$25,384	$6,913	$30,814	$7,572	$123,754	$87,979	$14,457	$296,873
Inventory of manufactured homes	112	220	187	679	2,978	—	—	4,176
Notes and other receivables	—	—	1,169	—	3,002	—	—	4,171
In-place leases	180	—	260	40	8,110	2,058	—	10,648
Other assets	—	193	—	—	745	686	43	1,667
Other liabilities	(1,194)	(179)	(221)	(331)	(1,832)	(880)	—	(4,637)
Assumed debt	—	(4,104)	—	—	(15,103)	(43,619)	(755)	(63,581)
Total identifiable assets and liabilities assumed	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$249,317

Consideration
Cash (1)	$24,482	$3,043	$32,209	$7,351	$54,054	$10,247	$13,745	$145,131
New debt proceeds (2) (3)	—	—	—	609	67,600	35,977	—	104,186
Fair value of total consideration transferred	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$249,317

(1) On September 28, 2012, Northville Crossing was encumbered with a $21.7 million loan.
(2) Subsequent to the acquisition, in January 2013, we paid off the $36.0 million sellers note for Palm Creek (See Note 9).
(3) Subsequent to the acquisition, in April 2013, we paid off the $0.6 million sellers note for Rainbow (See Note 9).

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The purchase price allocations for Additional Florida Properties, Blazing Star, Northville Crossing, Rainbow, Rudgate Acquisition Properties, Rudgate Managed Properties, Palm Creek, Lake In Wood, Morgan RV Properties, Jellystone and Big Timber Lake are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the consolidated statements of operations for the the three and six months ended June 30, 2013 and 2012 for all acquisitions described above is set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2013	2012	2013	2012
Revenue	$13,312	$7,987	$26,863	$16,162
Net income	$390	$354	$3,750	$2,034

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2013 and 2012 as if the properties were acquired on January 1, 2012. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for acquisition costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2012 (in thousands, except per-share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2013	2012	2013	2012
Total revenues	$105,168	$94,372	$210,191	$189,976
Net income attributable to Sun Communities, Inc. shareholders	$2,960	$4,579	$10,290	$13,830
Net income per share attributable to Sun Communities, Inc. shareholders - basic	$0.08	$0.17	$0.31	$0.53
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	$0.08	$0.17	$0.31	$0.53

Acquisition related costs of approximately $1.1 million and $0.4 million and $2.2 million and $0.6 million have been incurred for the three and six months ended June 30, 2013 and 2012, respectively, and are presented as “Acquisition related costs” in our Consolidated Statements of Operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2013	December 31, 2012
Land	$191,603	$178,993
Land improvements and buildings	1,738,992	1,608,825
Rental homes and improvements	353,801	305,838
Furniture, fixtures, and equipment	58,397	54,354
Land held for future development	29,295	29,295
Investment property	2,372,088	2,177,305
Accumulated depreciation	(695,275)	(659,169)
Investment property, net	$1,676,813	$1,518,136

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2, "Real Estate Acquisitions," for details on recent acquisitions.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $102.0 million (net of allowance of $0.6 million) and $93.8 million (net of allowance of $0.6 million) as of June 30, 2013 and December 31, 2012, respectively.  The outstanding balance on the secured borrowing was $102.6 million and $94.4 million as of June 30, 2013 and December 31, 2012, respectively.

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

Six Months Ended
June 30, 2013
Beginning balance	$94,409
Financed sales of manufactured homes	15,523
Principal payments and payoffs from our customers	(2,927)
Principal reduction from repurchased homes	(4,372)
Total activity	8,224
Ending balance	$102,633

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.6 million and $2.3 million and $5.0 million and $4.4 million for the three and six months ended June 30, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2013	December 31, 2012
Installment notes receivable on manufactured homes, net	$24,437	$21,898
Collateralized receivables, net (see Note 4)	101,988	93,834
Other receivables, net	34,330	24,118
Total notes and other receivables	$160,755	$139,850

Installment Notes Receivable on Manufactured Homes

The installment notes of $24.4 million (net of allowance of $0.1 million) and $21.9 million (net of allowance of $0.1 million) as of June 30, 2013 and December 31, 2012, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.8 percent and 11.7 years as of June 30, 2013, and 8.6 percent and 11.0 years as of December 31, 2012.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Six Months Ended
June 30, 2013
Beginning balance	$22,019
Financed sales of manufactured homes	4,584
Principal payments and payoffs from our customers	(1,720)
Principal reduction from repossessed homes	(346)
Total activity	2,518
Ending balance	$24,537

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $102.0 million (net of allowance of $0.6 million) and $93.8 million (net of allowance of $0.6 million ) as of June 30, 2013 and December 31, 2012, respectively.  The receivables have a net weighted average interest rate and maturity of 10.8 percent and 13.4 years as of June 30, 2013, and 11.0 percent and 13.2 years as of December 31, 2012.

In January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, and those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10.0 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us. As of June 30, 2013, there have been no transactions under the agreement.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of June 30, 2013 (in thousands).

Six Months Ended
June 30, 2013
Beginning balance	$(697)
Lower of cost or market write-downs	243
Increase to reserve balance	(292)
Total activity	(49)
Ending balance	$(746)

Other Receivables

As of June 30, 2013, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.4 million (net of allowance of $0.4 million), home sale proceeds of $5.7 million, insurance receivables of $2.1 million, insurance settlement of $3.7 million, rebates and other receivables of $3.4 million, a contingent asset of $10.0 million (see Note 2, "Real Estate Acquisitions") and a note receivable of $5.0 million. The note bears interest at LIBOR plus 475 basis points and is secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in cash collateral account and equity interests in another RV community.  As of December 31, 2012, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.1 million (net of allowance of $0.5 million), home sale proceeds of $6.1 million, insurance receivables of $1.7 million, insurance settlement of $3.7 million, note receivable of $5.0 million, and rebates and other receivables of $3.5 million.

The $5.0 million note receivable became due on May 31, 2013 and is in default at June 30, 2013.  We have continued to charge interest beyond the maturity date and the borrower is current on these charges.  The Company is currently exploring its alternatives, including exercising its remedies under the loan documents or negotiating an extension with the borrowers.  Because this note is the personal obligation of the borrowers and is secured by the assets described above, the Company does not believe any allowance is necessary at June 30, 2013.

6.	Intangibles

Our intangible assets are in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within Other Assets on the consolidated balance sheets. They are amortized over a seven year amortization period. The gross carrying amount is $38.2 million and $35.2 million at June 30, 2013 and December 31, 2012, respectively. The accumulated amortization is $14.2 million and $11.8 million at June 30, 2013 and December 31, 2012, respectively. Aggregate net amortization expense related to intangible assets was $1.3 million and $0.7 million and $3.1 million and $1.7 million for the three and six months ended June 30, 2013 and 2012, respectively.

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At June 30, 2013 and 2012, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividends on our shares of Origen common stock.  Per Origen's earnings release dated May 14, 2013, the dividend payment represented a return of capital. Our investment in Origen had a market value of approximately $6.8 million based on a quoted market closing price of $1.35 per share from the OTC Pink Marketplace as of June 28, 2013.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2013	2012	2013	2012
Revenues	$13,207	$14,982	$25,880	$31,275
Expenses	(13,034)	(18,010)	(27,560)	(30,737)
Net loss	$173	$(3,028)	$(1,680)	$538

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Consolidated Variable Interest Entities

Variable interest entities ("VIEs") that are consolidated include Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”). We concluded that the Rudgate Borrowers qualify as VIEs as we are the primary beneficiary and hold a controlling financial interest in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities.  As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

The following table summarizes the assets and liabilities included in our consolidated balance sheet after appropriate eliminations (in thousands):

	June 30, 2013	December 31, 2012
ASSETS
Investment property, net	$55,962	$56,326
Other assets	4,286	4,598
Total Assets	$60,248	$60,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$45,555	$45,900
Other liabilities	4,070	1,773
Noncontrolling interests	(627)	(508)
Total Liabilities and Stockholders' Equity	$48,998	$47,165

Investment property, net and other assets related to the consolidated VIEs comprised approximately 3.1 percent and 3.5 percent of our consolidated total assets and debt and other liabilities comprised approximately 3.4 percent and 3.1 percent of our consolidated total liabilities at June 30, 2013 and December 31, 2012, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at June 30, 2013 and December 31, 2012.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Collateralized term loans - CMBS	$684,921	$725,951	4.4	4.5	5.4%	5.2%
Collateralized term loans - FNMA	367,778	369,810	9.8	10.3	3.6%	3.8%
Aspen and Series B-3 preferred OP Units	47,322	47,322	8.1	8.4	6.9%	6.9%
Secured borrowing (see Note 4)	102,633	94,409	12.3	12.8	10.8%	11.0%
Mortgage notes, other	150,835	186,228	6.3	6.2	4.6%	4.3%
Total debt	$1,353,489	$1,423,720	6.7	6.8	5.3%	5.2%

Collateralized Term Loans

In May 2013, we extended $151.4 million of Fannie Mae (FNMA) debt until May 1, 2023, which had an original maturity date of May 1, 2013. The current weighted average interest rate on this debt is 4.3%.

The collateralized term loans totaling $1.1 billion as of June 30, 2013, are secured by 99 properties comprised of 36,844 sites representing approximately $671.7 million of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

Aspen Preferred OP Units and Series B-3 Preferred OP units

The Aspen preferred OP units are convertible into 526,212 common shares based on a conversion price of $68 per share with a redemption date of January 1, 2024. The current preferred rate is 6.5%.

Secured Borrowing

See Note 4, "Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

In May 2013, we paid off the entire $3.5 million mortgage agreement secured by Holiday West Village upon maturity.

In April 2013, we paid off the sellers note associated with the Rainbow acquisition (see Note 2). The note had a principal balance of $0.6 million and beared no interest.

In January 2013, we paid off the sellers note associated with the Palm Creek acquisition (see Note 2). The note had a principal balance of $36.0 million and an interest rate of 2.0%. We also paid off the remaining $30.0 million outstanding under our $36.0 million variable financing loan from Bank of America, N.A. and The Private Bank.

The mortgage notes totaling $150.8 million as of June 30, 2013, are collateralized by 20 properties comprised of 8,880 sites representing approximately $252.5 million of net book value.

Lines of Credit

In May 2013, we entered into a credit agreement consisting of a $350.0 million senior secured revolving credit facility (the "Facility"). The Facility replaced our previous $150.0 million senior secured revolving credit facility, which was scheduled to mature on October 1, 2014 and incurred interest at a floating rate based on the Eurodollar rate plus a margin that was determined based on our leverage ratio calculated in accordance with the previous credit agreement, which ranged from 2.25% to 2.95%.

The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of June 30, 2013, the margin was 1.65%. At June 30, 2013, we had approximately $14.2 million outstanding under the Facility. There was no amount outstanding on the previous senior secured revolving credit facility at December 31, 2012. At June 30, 2013 and December 31, 2012, approximately $4.0 million of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

In February 2013, we entered into a $61.5 million credit agreement to fund a portion of the purchase of the Morgan RV Properties acquisition (See Note 2). This loan was paid off in March 2013.

We also have a $50.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At June 30, 2013, the effective interest rate was 5.5%, and there was no amount outstanding. At December 31, 2012, we had $25.0 million outstanding under this line of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

Lastly, we have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0% . At June 30, 2013 the effective interest rate was 7.0%.   The outstanding balance was $4.1 million and $4.8 million at June 30, 2013 and December 31, 2012, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At June 30, 2013, we were in compliance with all covenants.

10.      Equity Transactions

In March 2013, we closed an underwritten registered public offering of 5,750,000 shares of common stock at a price of $45.25 per share. The net proceeds from the offering were $249.5 million after deducting underwriting discounts and the expenses related to the offering. We used a portion of the proceeds to pay down debt. We used the remaining net proceeds of the offering to fund potential future acquisitions of properties and for working capital and general corporate purposes.

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

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the three and six months ended June 30, 2013, there were no units converted to common stock. During the three and six months ended June 30, 2012, holders of common OP units converted 2,000 units to common stock.

Cash dividends of $0.63 per share were declared for the quarter ended June 30, 2013. On July 19, 2013 cash payments of approximately $24.1 million for aggregate dividends, distributions and dividend equivalents were made to common stockholders, Common OP unitholders and restricted stockholders of record as of June 28, 2013. In addition, cash dividends of $0.4475 per share were declared on the Company's Series A cumulative redeemable preferred stock. On July 15, 2013 cash payments of approximately $1.5 million for aggregate dividends were made to Series A cumulative redeemable preferred stock holders of record as of July 2, 2013.

11.      Share-Based Compensation

In June 2013, we granted 250,000 shares of restricted stock to an executive officer under our Sun Communities, Inc. Equity Incentive Plan ("2009 Equity Plan"). The restricted shares had a fair value of $47.56 per share and will vest as follows: June 20, 2016 - 87,500 shares; June 20, 2017 - 87,500 shares; June 20, 2018 - 50,000 shares; June 20, 2019 - 12,500 shares; and June 20, 2020 - 12,500 shares. The fair value was determined using the closing price of our common stock on the date the shares were issued.

In March 2013, we granted 1,000 shares of restricted stock to employees under our 2009 Equity Plan. The awards vest on March 12, 2016, and had a fair value of $45.68 per share. The fair value was determined using the closing price of our common stock on the date the shares were issued.

In February 2013, we granted 73,000 shares of restricted stock to our executive officers under our 2009 Equity Plan. The awards vest ratably over a six or eight year period beginning on the fourth anniversary of the grant date, and had a fair value of $45.69 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In February 2013, we granted 10,800 shares of restricted stock to our directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 15, 2016, and had a fair value of $45.69 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.      Share-Based Compensation, continued

During the six months ended June 30, 2013, 7,442 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 8,750 restricted shares granted to our employees were satisfied during the six months ended June 30, 2013.

12.      Other Income

The components of other income are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Brokerage commissions	$232	$124	$549	$329
Other income (loss), net	(158)	51	(279)	106
Total other income, net	$74	$175	$270	$435

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $18.4 million annually. This transient revenue is estimated to be recognized 38% in the first quarter, 14% in the second, 31% in the third quarter and 17% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$75,746	$21,176	$96,922	$61,507	$17,950	$79,457
Operating expenses/Cost of sales	28,056	13,868	41,924	22,104	13,119	35,223
Net operating income/Gross profit	47,690	7,308	54,998	39,403	4,831	44,234
Adjustments to arrive at net income (loss):
Other revenues	3,256	(27)	3,229	2,830	(64)	2,766
General and administrative	(6,369)	(2,812)	(9,181)	(5,182)	(2,082)	(7,264)
Acquisition related costs	(1,108)	—	(1,108)	(423)	—	(423)
Depreciation and amortization	(17,410)	(8,654)	(26,064)	(14,077)	(6,990)	(21,067)
Interest expense	(18,993)	(20)	(19,013)	(17,605)	(9)	(17,614)
Distributions from affiliate	450	—	450	1,900	—	1,900
Provision for state income tax	(37)	—	(37)	(53)	—	(53)
Net income (loss)	7,479	(4,205)	3,274	6,793	(4,314)	2,479
Less: Preferred return to A-1 preferred OP units	646	—	646	579	—	579
Less: Preferred return to A-3 preferred OP units	46	—	46	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	386	(353)	33	800	(563)	237
Net income (loss) attributable to Sun Communities, Inc.	6,401	(3,852)	2,549	5,414	(3,751)	1,663
Less: 7.125% Series A Cumulative Preferred Stock Distributions	1,514	—	1,514	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$4,887	$(3,852)	$1,035	$5,414	$(3,751)	$1,663

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Segment Reporting, continued

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$154,811	$41,393	$196,204	$125,803	$33,854	$159,657
Operating expenses/Cost of sales	53,758	27,947	81,705	43,002	24,716	67,718
Net operating income/Gross profit	101,053	13,446	114,499	82,801	9,138	91,939
Adjustments to arrive at net income (loss):
Other revenues	6,415	444	6,859	5,495	(12)	5,483
General and administrative	(13,159)	(5,246)	(18,405)	(10,240)	(4,080)	(14,320)
Acquisition related costs	(2,150)	—	(2,150)	(587)	—	(587)
Depreciation and amortization	(34,206)	(17,120)	(51,326)	(27,038)	(13,897)	(40,935)
Interest expense	(38,357)	(329)	(38,686)	(35,166)	(86)	(35,252)
Distributions from affiliate	850	—	850	2,650	—	2,650
Provision for state income tax	(96)	—	(96)	(106)	—	(106)
Net income (loss)	20,350	(8,805)	11,545	17,809	(8,937)	8,872
Less: Preferred return to A-1 preferred OP units	1,219	—	1,219	1,158	—	1,158
Less: Preferred return to A-3 preferred OP units	76	—	76	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	1,231	(788)	443	1,657	(983)	674
Net income (loss) attributable to Sun Communities, Inc.	17,824	(8,017)	9,807	14,994	(7,954)	7,040
Less: 7.125% Series A Cumulative Preferred Stock Distributions	3,028	—	3,028	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$14,796	$(8,017)	$6,779	$14,994	$(7,954)	$7,040

	June 30, 2013			December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,414,816	$261,997	$1,676,813	$1,296,753	$221,383	$1,518,136
Cash and cash equivalents	6,449	39	6,488	29,071	437	29,508
Inventory of manufactured homes	—	9,091	9,091	—	7,527	7,527
Notes and other receivables	151,947	8,808	160,755	131,000	8,850	139,850
Other assets	59,776	3,845	63,621	54,959	4,648	59,607
Total assets	$1,632,988	$283,780	$1,916,768	$1,511,783	$242,845	$1,754,628

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2013.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of June 30, 2013 and December 31, 2012.

We had no unrecognized tax benefits as of June 30, 2013 and 2012. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2013.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the six months ended June 30, 2013 and 2012.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has common OP units, convertible A-1 preferred OP units, convertible A-3 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2013	2012	2013	2012
Basic earnings: net income attributable to common stockholders	$1,035	$1,663	$6,779	$7,040
Add: amounts attributable to common noncontrolling interests	—	—	—	—
Diluted earnings: net income available to common stockholders and unitholders	$1,035	$1,663	$6,779	$7,040
Denominator
Weighted average common shares outstanding	35,479	26,188	32,954	25,749
Weighted average unvested restricted stock outstanding	408	281	377	279
Basic weighted average common shares and unvested restricted stock outstanding	35,887	26,469	33,331	26,028
Add: dilutive securities	20	16	17	17
Diluted weighted average common shares and securities	35,907	26,485	33,348	26,045
Earnings per share available to common stockholders:
Basic	$0.03	$0.06	$0.20	$0.27
Diluted	$0.03	$0.06	$0.20	$0.27

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Common OP units	2,069	2,071	2,069	2,070
Series A-1 preferred OP units	1,111	1,111	1,111	1,111
Series A-3 preferred OP units	75	—	59	—
Aspen preferred OP units	526	526	526	526
Total securities	3,781	3,708	3,765	3,707

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

As of June 30, 2013, we had three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million and two interest rate cap agreements with a total notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	$20.0	3 Month LIBOR	0.2826%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.2836%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2836%	11.0200%	—%	N/A

Generally, our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated, as well as through the hedging period.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 17 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		June 30, 2013	December 31, 2012		June 30, 2013	December 31, 2012
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$282	$459
Total derivatives designated as hedging instruments		$—	$—		$282	$459

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.     Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following tables summarize the impact of derivative instruments for the three and six months ended June 30, 2013 and 2012 as recorded in the consolidated statements of operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps and cap agreement	$85	$343	Interest expense	$—	$—	Interest expense	$—	$—
Total	$85	$343	Total	$—	$—	Total	$—	$—

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps and cap agreement	$177	$599	Interest expense	$—	$—	Interest expense	$—	$3
Total	$177	$599	Total	$—	$—	Total	$—	$3

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of June 30, 2013 and December 31, 2012, we had collateral deposits recorded in other assets of approximately $0.7 million and $1.2 million, respectively.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of June 30, 2013 and December 31, 2012 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.    Fair Value of Financial Instruments, continued

	June 30, 2013		December 31, 2012
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$24,437	$24,437	$21,898	$21,898
Collateralized receivables, net	$101,988	$101,988	$93,834	$93,834
Financial liabilities
Derivative instruments	$282	$282	$459	$459
Long term debt (excluding secured borrowing)	$1,250,856	$1,274,691	$1,329,311	$1,355,331
Secured borrowing	$102,633	$102,633	$94,409	$94,409
Lines of credit	$18,286	$18,286	$29,781	$29,781

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the Consolidated Balance Sheets for the periods indicated and we have no financial assets that are required to be carried at fair value.

18.     Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The provisions of ASU 2013-02 are effective for annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have any impact on our consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01") which amends ASC Topic 210, Balance Sheet. The updated guidance in ASC Topic 210 clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11, which was January 1, 2013. Early adoption was not permitted. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.
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

On December 26, 2012, we filed a complaint in the Oakland County (Michigan) Circuit Court against MHC, the Contributors and certain of their affiliates seeking declaratory relief concerning MHC's assertion of rights with respect to the Morgan RV Properties and MHC's claim against us. On January 23, 2013, MHC filed an answer and counterclaim (and cross claim against the Contributors and certain of their affiliates) seeking to enforce its claimed rights and seeking specific performance against the Contributors (and us to the extent our rights would be affected) of those rights to acquire the Morgan RV Properties. MHC's answer and counterclaim

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.    Commitments and Contingencies, continued

did not assert any other substantive claims against us. On February 14, 2013, we filed an amended complaint seeking a declaratory judgment that we have not violated, and our purchase of the Morgan RV Properties did not violate, any rights of MHC and further seeking a judgment requiring MHC to cancel the memoranda it recorded. On February 22, 2013, we filed a motion for partial summary disposition seeking dismissal of all of MHC's claims against us. On March 7, 2013, MHC filed an answer and affirmative and special defenses to our amended complaint that asserted no new claims against us. Our motion for partial summary disposition has been denied without prejudice, and the case has been set for trial on December 2, 2013.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. We own, operate, and develop manufactured housing and RV communities concentrated in the midwestern, southern, and southeastern United States. As of June 30, 2013, we owned and operated a portfolio of 185 developed properties located in 25 states, including 149 manufactured housing communities, 25 RV communities, and 11 properties containing both manufactured housing and RV sites.

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

We believe that NOI is helpful to investors and analysts as a measure of operating performance because it is an indicator of the return on property investment and provides a method of comparing property performance over time. We use NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization, interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs, and therefore, NOI is a measure of the operating performance of our properties rather than of the Company overall.  We believe that these costs included in net income often have no effect on the market value of our property and therefore limit its use as a performance measure. In addition, such expenses are often incurred at a parent company level and therefore are not necessarily linked to the performance of a real estate asset.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income, and FFO to FFO excluding certain items are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three and Six Months Ended June 30, 2013 and 2012”.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

The following table summarizes our consolidated financial results for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Real Property NOI	$47,690	$39,403
Rental Program NOI	14,958	11,845
Home Sales NOI/Gross Profit	3,816	2,468
Site rent from Rental Program (included in Real Property NOI)	(11,466)	(9,482)
NOI/Gross profit	54,998	44,234
Adjustments to arrive at net income:
Other revenues	3,229	2,766
General and administrative	(9,181)	(7,264)
Acquisition related costs	(1,108)	(423)
Depreciation and amortization	(26,064)	(21,067)
Interest expense	(19,013)	(17,614)
Provision for state income taxes	(37)	(53)
Distributions from affiliate	450	1,900
Net income	3,274	2,479
Less: Preferred return to A-1 preferred OP units	646	579
Less: Preferred return to A-3 preferred OP units	46	—
Less: Amounts attributable to noncontrolling interests	33	237
Net income attributable to Sun Communities, Inc.	2,549	1,663
Less: Series A Preferred Stock Distributions	1,514	—
Net income attributable to Sun Communities, Inc. common stockholders	$1,035	$1,663

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$75,746	$61,507	$14,239	23.2%
Property operating expenses:
Payroll and benefits	7,202	4,803	2,399	49.9%
Legal, taxes, & insurance	947	728	219	30.1%
Utilities	8,842	7,117	1,725	24.2%
Supplies and repair	3,491	3,141	350	11.1%
Other	1,786	1,379	407	29.5%
Real estate taxes	5,788	4,936	852	17.3%
Property operating expenses	28,056	22,104	5,952	26.9%
Real Property NOI	$47,690	$39,403	$8,287	21.0%

	As of June 30,
Other Information	2013	2012	Change
Number of properties	185	162	23
Developed sites	68,542	55,921	12,621
Occupied sites (1) (2)	54,082	45,101	8,981
Occupancy % (1)	89.2%	86.8%	2.4%
Weighted average monthly site rent - MH (3)	$438	$427	$11
Weighted average monthly site rent - Annual RV (3)	$396	$402	$(6)
Sites available for development	6,699	6,451	248

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupied sites include 1,897 sites acquired in 2013 and 4,989 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and annual RV sites and excludes transient RV sites.

Real Property NOI increased $8.3 million, or 21.0 percent, from $39.4 million to $47.7 million. The increase is primarily a result of an additional $6.1 million from newly acquired properties and $2.2 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended June 30, 2013 and 2012.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$60,143	$57,335	$2,808	4.9%
Property operating expenses:
Payroll and benefits	5,290	4,879	411	8.4%
Legal, taxes, & insurance	798	718	80	11.1%
Utilities	3,457	3,332	125	3.8%
Supplies and repair	2,850	3,057	(207)	(6.8)%
Other	1,265	1,118	147	13.1%
Real estate taxes	4,966	4,884	82	1.7%
Property operating expenses	18,626	17,988	638	3.5%
Real Property NOI	$41,517	$39,347	$2,170	5.5%

	As of June 30,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,301	54,743	558
Occupied sites (1)	46,310	44,909	1,401
Occupancy % (1) (2)	88.6%	86.8%	1.8%
Weighted average monthly rent per site - MH (3)	$439	$427	$12
Weighted average monthly rent per site - Annual RV (3)	$419	$407	$12
Sites available for development	5,834	6,451	(617)

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and annual RV sites and excludes transient RV sites.

Real Property NOI increased $2.2 million, or 5.5 percent, from $39.3 million to $41.5 million. The increase is primarily a result of increased revenues of $2.8 million partially offset by additional expenses of $0.6 million.

Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.8 million, or 4.9 percent, from $57.3 million to $60.1 million.  The growth in income from real property was due to increased revenue from our manufactured home and RV portfolio of $2.6 million as a result of average rental rate increases of 3.2%, and the increased number of occupied home sites, which was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues increased by $0.2 million due to an increase in electric and gas royalties, late fees and NSF charges and other charges and fee income, partially offset by a decrease in cable television royalties.

Property operating expenses increased $0.6 million, or 3.5 percent, from $18.0 million to $18.6 million primarily as a result of an increase in payroll and benefits of $0.4 million due to increases in salaries and health and life insurance costs; utilities expenses of $0.1 million primarily due to increased water and sewer expenses which were partially offset by water and sewer royalties; and real estate taxes of $0.1 million as a result of the increased number of occupied home sites.

SUN COMMUNITIES, INC.

HOME RENTALS AND SALES

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2013 and 2012 (in thousands, except for certain items marked with *):

	Three Months Ended June 30,
Financial Information	2013	2012	Change	% Change
Rental home revenue	$7,977	$6,511	$1,466	22.5%
Site rent from Rental Program (1)	11,466	9,482	1,984	20.9%
Rental Program revenue	19,443	15,993	3,450	21.6%
Expenses
Commissions	615	545	70	12.8%
Repairs and refurbishment	1,915	2,033	(118)	(5.8)%
Taxes and insurance	1,014	828	186	22.5%
Marketing and other	941	742	199	26.8%
Rental Program operating and maintenance	4,485	4,148	337	8.1%
Rental Program NOI	$14,958	$11,845	$3,113	26.3%
Other Information
Number of occupied rentals, end of period*	8,978	7,699	1,279	16.6%
Investment in occupied rental homes	$323,696	$264,956	$58,740	22.2%
Number of sold rental homes*	214	251	(37)	(14.7)%
Weighted average monthly rental rate*	$788	$767	$21	2.7%

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

Rental Program NOI increased $3.1 million, or 26.3 percent, from $11.8 million to $15.0 million primarily due to increased revenues of $3.5 million, partially offset by increased expenses of $0.3 million. Revenues increased $3.5 million primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.3 million was a result of several factors: an increase in insurance and personal property and use taxes of $0.2 million primarily due to the additional number of homes in the Rental Program, an increase in bad debt expenses of $0.2 million, partially offset by a decrease in repairs and refurbishment cost of $0.1 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2013 and 2012 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2013	2012	Change	% Change
New home sales	$1,250	$1,312	$(62)	(4.7)%
Pre-owned home sales	11,949	10,127	1,822	18.0%
Revenue from homes sales	13,199	11,439	1,760	15.4%
New home cost of sales	1,106	1,116	(10)	(0.9)%
Pre-owned home cost of sales	8,277	7,855	422	5.4%
Cost of home sales	9,383	8,971	412	4.6%
NOI / Gross profit	$3,816	$2,468	$1,348	54.6%

Gross profit – new homes	$144	$196	$(52)	(26.5)%
Gross margin % – new homes	11.5%	14.9%	(3.4)	(22.8)%
Gross profit – pre-owned homes	$3,672	$2,272	$1,400	61.6%
Gross margin % – pre-owned homes	30.7%	22.4%	8.3	37.0%

Statistical Information
Home sales volume:
New home sales	20	20	—	—%
Pre-owned home sales	460	437	23	5.3%
Total homes sold	480	457	23	5.0%

Home Sales NOI increased $1.3 million, or 54.6 percent, from $2.5 million to $3.8 million primarily due to increased gross profit on pre-owned home sales as a result of higher sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $0.5 million, or 16.8 percent, from $2.8 million to $3.2 million. The increase is primarily due to increases in interest income of $0.3 million from collateralized receivables, interest income of $0.2 million from installment note receivables, and brokerage commissions of $0.1 million, partially offset by a decrease in other revenues of $0.1 million.

Real Property general and administrative costs increased $1.2 million or 22.9 percent, from $5.2 million to $6.4 million primarily due to increases in salaries and wages of $0.3 million, amortization of deferred compensation expense of $0.3 million, health benefit costs of $0.1 million, consulting and recruiting of $0.1 million, travel of $0.1 million and $0.3 million of various other miscellaneous expenses.

Home Sales and Rentals general and administrative costs increased $0.7 million or 35.1 percent, from $2.1 million to $2.8 million primarily primarily due to increases in salaries and wages of $0.3 million, severance costs of $0.1 million, commissions on home sales of $0.1 million and advertising and utility costs of $0.2 million.

Acquisition related costs increased $0.7 million. These costs have been incurred for both completed and potential acquisitions (See Note 2 of our financial statements).

Depreciation and amortization costs increased $5.0 million or 23.7%, from $21.1 million to $26.1 million primarily due to increases in other depreciation and amortization of $2.9 million primarily as a result of the newly acquired properties, depreciation on investment property for use in our Rental Program of $1.5 million and amortization of in-place leases of approximately $0.6 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased $1.4 million, or 7.9 percent, from $17.6 million to $19.0 million primarily due to an increase in deferred financing costs of $0.7 million primarily due to the early replacement of our senior secured revolving credit facility, a $0.3 million increase in expense associated with our secured borrowing arrangements and a $0.4 million increase in mortgage and other interest primarily as a result of debt associated with property acquisitions.

Distributions from affiliate decreased $1.4 million, from $1.9 million to $0.5 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2013 and 2012 is dividend income. See Note 7 of our financial statements.

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

The following table summarizes our consolidated financial results for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,
	2013	2012
Real Property NOI	$101,053	$82,801
Rental Program NOI	28,821	23,357
Home Sales NOI/Gross Profit	6,856	4,308
Site rent from Rental Program (included in Real Property NOI)	(22,231)	(18,527)
NOI/Gross profit	114,499	91,939
Adjustments to arrive at net income:
Other revenues	6,859	5,483
General and administrative	(18,405)	(14,320)
Acquisition related costs	(2,150)	(587)
Depreciation and amortization	(51,326)	(40,935)
Interest expense	(38,686)	(35,252)
Provision for state income taxes	(96)	(106)
Distributions from affiliate	850	2,650
Net income	11,545	8,872
Less: Preferred return to A-1 preferred OP units	1,219	1,158
Less: Preferred return to A-3 preferred OP units	76	—
Less: Amounts attributable to noncontrolling interests	443	674
Net income attributable to Sun Communities, Inc.	9,807	7,040
Less: Series A Preferred Stock Distributions	3,028	—
Net income attributable to Sun Communities, Inc. common stockholders	$6,779	$7,040

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$154,811	$125,803	$29,008	23.1%
Property operating expenses:
Payroll and benefits	13,441	9,314	4,127	44.3%
Legal, taxes, & insurance	2,153	1,432	721	50.3%
Utilities	17,945	14,513	3,432	23.6%
Supplies and repair	5,195	4,888	307	6.3%
Other	3,480	3,047	433	14.2%
Real estate taxes	11,544	9,808	1,736	17.7%
Property operating expenses	53,758	43,002	10,756	25.0%
Real Property NOI	$101,053	$82,801	$18,252	22.0%

	As of June 30,
Other Information	2013	2012	Change
Number of properties	185	162	23
Developed sites	68,542	55,921	12,621
Occupied sites (1) (2)	54,082	45,101	8,981
Occupancy % (1)	89.2%	86.8%	2.4%
Weighted average monthly site rent - MH (3)	$438	$427	$11
Weighted average monthly site rent - Annual RV (3)	$396	$402	$(6)
Sites available for development	6,699	6,451	248

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupied sites include 1,897 sites acquired in 2013 and 4,989 sites acquired in 2012.

(3)	Weighted average rent pertains to manufactured housing and annual RV sites and excludes transient RV sites.

Real Property NOI increased $18.3 million, or 22.0 percent, from $82.8 million to $101.1 million. The increase is primarily a result of an additional $13.7 million from newly acquired properties and $4.6 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The following tables reflect certain financial and other information for our Same Site communities as of and for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$123,078	$117,324	$5,754	4.9%
Property operating expenses:
Payroll and benefits	10,288	9,554	734	7.7%
Legal, taxes, & insurance	1,855	1,418	437	30.8%
Utilities	7,153	6,925	228	3.3%
Supplies and repair	4,333	4,783	(450)	(9.4)%
Other	2,613	2,561	52	2.0%
Real estate taxes	9,923	9,739	184	1.9%
Property operating expenses	36,165	34,980	1,185	3.4%
Real Property NOI	$86,913	$82,344	$4,569	5.5%

	As of June 30,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,301	54,743	558
Occupied sites (1)	46,310	44,909	1,401
Occupancy % (1) (2)	88.6%	86.8%	1.8%
Weighted average monthly rent per site - MH (3)	$439	$427	$12
Weighted average monthly rent per site - Annual RV (3)	$419	$407	$12
Sites available for development	5,834	6,451	(617)

1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to manufactured housing and annual RV sites and excludes transient RV sites.

Real Property NOI increased $4.6 million, or 5.5% from $82.3 million to $86.9 million. The increase is primarily a result of increased revenues of $5.8 million partially offset by an increase in expenses of $1.2 million.

Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $5.8 million, or 4.9%, from $117.3 million to $123.1 million. The growth in income from real property was due to increased revenue from our manufactured home and RV portfolio of $5.0 million as a result of average rental rate increases of 3.2%, and the increased number of occupied home sites, which was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues increased by $0.5 million due to an increase in late fees and NSF charge income, cable television royalties, electric and gas income and property tax income.

Property operating expenses increased $1.2 million, or 3.4% ,from $35.0 million to $36.2 million primarily as a result of increased payroll and benefits of $0.7 million due to increases in salaries, health and life insurance costs and workers compensation costs; property insurance expenses of $0.4 million; utilities expenses of $0.2 million primarily due to increased water and sewer and gas expenses as a result of the increased number of properties; real estate taxes of $0.2 million as a result of the increased number of occupied home sites; and various other expenses of $0.1 million. These increases were partially offset by a decrease in supplies and repairs of $0.4 million primarily due to decreased landscaping and community maintenance expenses.

SUN COMMUNITIES, INC.

HOME RENTALS AND SALES

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2013 and 2012 (in thousands, except for certain items marked with *):

	Six Months Ended June 30,
Financial Information	2013	2012	Change	% Change
Rental home revenue	$15,338	$12,802	$2,536	19.8%
Site rent from Rental Program (1)	22,231	18,527	3,704	20.0%
Rental Program revenue	37,569	31,329	6,240	19.9%
Expenses
Commissions	1,254	1,078	176	16.3%
Repairs and refurbishment	3,677	3,879	(202)	(5.2)%
Taxes and insurance	2,100	1,633	467	28.6%
Marketing and other	1,717	1,382	335	24.2%
Rental Program operating and maintenance	8,748	7,972	776	9.7%
Rental Program NOI	$28,821	$23,357	$5,464	23.4%
Other Information
Number of occupied rentals, end of period*	8,978	7,699	1,279	16.6%
Investment in occupied rental homes	$323,696	$264,956	$58,740	22.2%
Number of sold rental homes*	450	469	(19)	(4.1)%
Weighted average monthly rental rate*	$788	$767	$21	2.7%

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

Rental Program NOI increased $5.5 million, or 23.4 percent, from $23.4 million to $28.8 million primarily due to increased revenues of $6.2 million, offset by increased expenses of $0.8 million. Revenues increased $6.2 million primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.8 million was a result of several factors: increased insurance and personal property and use taxes of $0.5 million due to the additional number of homes in the Rental Program, increased bad debt expenses of $0.3 million and increased commissions of $0.2 million due to the increased number of new leases, partially offset by a decrease in repairs and refurbishment cost of $0.2 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2013 and 2012 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2013	2012	Change	% Change
New home sales	$2,326	$2,634	$(308)	(11.7)%
Pre-owned home sales	23,729	18,418	5,311	28.8%
Revenue from homes sales	26,055	21,052	5,003	23.8%
New home cost of sales	2,021	2,271	(250)	(11.0)%
Pre-owned home cost of sales	17,178	14,473	2,705	18.7%
Cost of home sales	19,199	16,744	2,455	14.7%
NOI / Gross profit	$6,856	$4,308	$2,548	59.1%

Gross profit – new homes	$305	$363	$(58)	(16.0)%
Gross margin % – new homes	13.1%	13.8%	(0.7)	(4.9)%
Gross profit – pre-owned homes	$6,551	$3,945	$2,606	66.1%
Gross margin % – pre-owned homes	27.6%	21.4%	6.2	28.9%

Statistical Information
Home sales volume:
New home sales	34	38	(4)	(10.5)%
Pre-owned home sales	912	820	92	11.2%
Total homes sold	946	858	88	10.3%

Home Sales NOI increased $2.5 million, or 59.1 percent from $4.3 million to $6.9 million primarily due to increased gross profit on pre-owned home sales primarily as a result of higher sales prices and increased sales volume.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $1.4 million, or 25.1 percent, from $5.5 million to $6.9 million.  The increase was primarily due to increases in ancillary revenues, net of $0.5 million, interest income of $0.6 million from collateralized receivables, interest income of $0.4 million from installment note receivables, interest income of $0.1 million from other notes receivable and brokerage commissions of $0.2 million, partially offset by a $0.3 million decrease in other revenues and a $0.1 million decrease in disposition of land.

Real Property general and administrative costs increased $3.0 million, or 28.5 percent, from $10.2 million to $13.2 million primarily due to increases in salaries and wages of $0.9 million, amortization of deferred compensation expense of $0.5 million, recruiting and consulting costs of $0.3 million, corporate insurance and claim reserves of $0.3 million, accrued incentive compensation of $0.2 million, health benefit costs of $0.2 million, travel expenses of $0.2 million, legal expenses of $0.1 million and various miscellaneous expenses of $0.3 million.

Home Sales and Rentals general and administrative costs increased $1.1 million, or 28.6 percent, from $4.1 million to $5.2 million, primarily due to increases in salaries and wages of $0.5 million, commissions on home sales of $0.2 million, severance costs of $0.1 million, health benefit costs of $0.1 million, advertising costs of $0.1 million and utility expenses of $0.1 million.

Acquisition related costs increased $1.6 million. These costs have been incurred for both completed and potential acquisitions (See Note 2 of our financial statements).

Depreciation and amortization costs increased $10.4 million, or 25.4 percent, from $40.9 million to $51.3 million primarily due to increases in other depreciation and amortization of $6.4 million primarily as a result of the newly acquired properties, depreciation on investment property for use in our Rental Program of $2.9 million, amortization of in-place leases of approximately $0.8 million and the sale of equipment of $0.3 million.

SUN COMMUNITIES, INC.

Interest expense on debt, including interest on mandatorily redeemable debt, increased $3.4 million, or 9.7 percent, from $35.3 million to $38.7 million primarily due to increases in mortgage interest of $1.1 million primarily due to debt associated with acquired properties, other interest expense and amortization of deferred financing costs of $1.1 million, primarily as a result of the early replacement of our senior secured revolving credit facility and interest expense on our lines of credit and secured borrowing arrangements of $0.6 million and $0.5 million. respectively.

Distributions from affiliate decreased $1.8 million, from $2.7 million to $0.9 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2013 and 2012 is dividend income. See Note 7 of our financial statements.

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

The following table reconciles net income to FFO data for diluted purposes for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Sun Communities, Inc. common stockholders	$1,035	$1,663	$6,779	$7,040
Adjustments:
Preferred return to Series A-1 preferred OP units	646	579	1,219	1,158
Preferred return to Series A-3 preferred OP units	46	—	76	—
Amounts attributable to noncontrolling interests	33	237	443	674
Depreciation and amortization	26,242	21,318	51,684	41,433
Gain on disposition of assets, net	(2,102)	(1,101)	(3,615)	(1,897)
Funds from operations ("FFO")	25,900	22,696	56,586	48,408
Adjustments:
Acquisition related costs	1,108	423	2,150	587
FFO excluding certain items	$27,008	$23,119	$58,736	$48,995

Weighted average common shares outstanding:	35,479	26,188	32,954	25,749
Add:
Common OP Units	2,069	2,071	2,069	2,072
Restricted stock	408	281	377	279
Common stock issuable upon conversion of Series A-1 preferred OP units	1,111	1,111	1,111	1,111
Common stock issuable upon conversion of Series A-3 preferred OP units	75	—	59	—
Common stock issuable upon conversion of stock options	20	16	17	17
Weighted average common shares outstanding - fully diluted	39,162	29,667	36,587	29,228

FFO per share - fully diluted	$0.66	$0.77	$1.56	$1.66
FFO per share excluding certain items - fully diluted	$0.69	$0.78	$1.62	$1.68

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

During the six months ended June 30, 2013, we acquired 12 RV communities with approximately 4,500 sites. We also completed seven acquisitions in 2012 in which we acquired 14 properties in total, seven manufactured housing communities, five RV communities and two communities containing both manufactured housing and RV communities. See Note 2 to our financial statements for details on the acquisitions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2013, we intend to finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the six months ended June 30, 2013, we invested $44.9 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2013 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net Cash Provided by Operating Activities	$60,440	$43,484
Net Cash Used in Investing Activities	$(220,678)	$(87,115)
Net Cash Provided by Financing Activities	$137,218	$42,273

Operating Activities

Cash and cash equivalents decreased by $23.0 million from $29.5 million as of December 31, 2012, to $6.5 million as of June 30, 2013. Net cash provided by operating activities increased by $17.0 million from $43.5 million for the six months ended June 30, 2012 to $60.4 million for the six months ended June 30, 2013.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in our 2012 Annual Report and in Part II, Item A of this report.

Investing Activities

Net cash used in investing activities was $220.7 million for the six months ended June 30, 2013, compared to $87.1 million for the six months ended June 30, 2012. The increase is primarily due to increased community acquisitions of $58.2 million (see Note 2 to our financial statements), an investment in a note receivable on properties acquired of $49.4 million, increased investment in property of $29.0 million, largely due to homes purchased for the Rental Program, partially offset by a decrease in cash used for notes receivable investing of $5.6 million, a decrease in proceeds from affiliate dividend distribution of $1.8 million, a decrease

SUN COMMUNITIES, INC.

in proceeds related to the disposition of assets and depreciated homes, net of $0.5 million and a decrease in proceeds related to disposition of land of $0.2 million. The investment in a note receivable on properties acquired of $49.4 million was extinguished in a net cash settlement during the acquisition of the properties (see Noncash investing and financing activities).

Financing Activities

Net cash provided by financing activities was $137.2 million for the six months ended June 30, 2013, compared to $42.3 million for the six months ended June 30, 2012. The increase is primarily due to increased borrowings on our lines of credit of $117.7 million and increased net proceeds received from the issuance of additional shares of $104.6 million, partially offset by the increase in payments of other debt of $47.8 million, a decrease in proceeds from issuance of other debt of $39.0 million, increased payments on lines of credit of $24.8 million, increased distributions to our stockholders and OP unitholders of $13.7 million and increased payments of deferred financing costs of $2.0 million.

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. The Facility replaced our $150.0 million senior secured revolving credit facility, which was scheduled to mature on October 1, 2014. As of June 30, 2013, we had approximately $14.2 million outstanding under the Facility. There was no amount outstanding on the previous senior secured revolving credit facility as of December 31, 2012. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%.  During 2013, the highest balance on the Facility was $14.2 million, and the highest balance on the previous senior secured revolving credit facility was $110.2 million.  The borrowings under the Facility mature May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At June 30, 2013, we had outstanding letters of credit to back standby letters of credit totaling approximately $4.0 million, leaving approximately $331.8 million available under our secured line of credit.

Pursuant to the terms of the line of credit facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the line of credit facility are as follows:

Covenant	Must Be	As of June 30, 2013
Maximum Leverage Ratio	<68.5%	44.5%
Minimum Fixed Charge Coverage Ratio	>1.40	2.17
Minimum Tangible Net Worth	>$850,141	$1,129,513
Maximum Dividend Payout Ratio	<95.0%	74.8%

Market and Economic Conditions
Although the U.S. has seen improvements in job growth, motor vehicle sales and the housing market, growth in GDP remains soft. With continued concerns about government spending, the potential reduction in asset purchases by the Federal Reserve and rising interest rates, the potential risk of volatility in credit, equity and fixed income markets continues. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 66 unencumbered Properties with an estimated market value of $257.7 million, 64 of these properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to

SUN COMMUNITIES, INC.

secure, more expensive, or effectively unavailable.  See “Risk Factors” in Item 1A of our 2012 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2013, our net debt plus preferred stock to enterprise value approximated 42.5% (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 6.6 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the six months ended June 30, 2013 and 2012 included recurring capital expenditures of $4.1 million and $3.6 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2013.

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

SUN COMMUNITIES, INC.

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

We have three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million, and two interest rate cap agreements with a total notional amount of $162.4 million as of June 30, 2013. The swap agreement fixes $20.0 million of variable rate borrowings at 4.02% through January 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $181.1 million and $242.3 million as of June 30, 2013 and 2012, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, we believe our interest expense would have increased or decreased by approximately $1.2 million as of both June 30, 2013 and 2012, based on the $235.3 million and $237.5 million average balances outstanding under our variable rate debt facilities, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 19 included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.

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

In addition to the other information set forth in this report, you should carefully consider the factors in Part 1, Item 1A., "Risk Factors," in our 2012 Annual Report, which could materially affect our business, financial condition or future results. Except as set forth above, there are no material changes to the disclosure on these matters set forth in the 2012 Annual Report.

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2013.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Credit Agreement, dated May 15, 2013, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, BMO Capital Markets, as Joint Lead Arranger, and Bank of Montreal and Fifth Third Bank, as Co-Documentation Agents	(1)
10.2*	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101**	The following Sun Communities, Inc. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(3)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated May 15, 2013

(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 20, 2013

(3)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**
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

Dated: July 25, 2013	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Credit Agreement, dated May 15, 2013, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Book Managers, Bank of America, N.A., as Syndication Agent, BMO Capital Markets, as Joint Lead Arranger, and Bank of Montreal and Fifth Third Bank, as Co-Documentation Agents	(1)
10.2*	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman	(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(3)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(3)
101**	The following Sun Communities, Inc. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(3)

(1)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated May 15, 2013

(2)	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 20, 2013

(3)	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**
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