Form 10-Q
period 2013-09-30
SUN COMMUNITIES INC
filed 2013-10-29
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2013:  36,139,992

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) September 30, 2013	December 31, 2012
ASSETS
Investment property, net (including $56,326 for consolidated variable interest entities at September 30, 2013 and December 31, 2012; see Note 8)	$1,695,317	$1,518,136
Cash and cash equivalents	4,955	29,508
Inventory of manufactured homes	4,005	7,527
Notes and other receivables, net	170,584	139,850
Other assets	61,830	59,607
TOTAL ASSETS	$1,936,691	$1,754,628
LIABILITIES
Debt (including $45,386 and $45,900 for consolidated variable interest entities at September 30, 2013 and December 31, 2012, respectively; see Note 8)	$1,353,448	$1,423,720
Lines of credit	54,765	29,781
Other liabilities	108,782	88,137
TOTAL LIABILITIES	1,516,995	1,541,638
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value. Authorized: 10,000 shares; Issued and outstanding: 3,400 shares at September 30, 2013 and December 31, 2012	34	34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 36,140 at September 30, 2013 and 29,755 shares at December 31, 2012	361	298
Additional paid-in capital	1,140,625	876,620
Accumulated other comprehensive loss	(454)	(696)
Distributions in excess of accumulated earnings	(739,197)	(683,734)
Total Sun Communities, Inc. stockholders' equity	401,369	192,522
Noncontrolling interests:
Series A-1 preferred OP units	45,548	45,548
Series A-3 preferred OP units	3,463	—
Common OP units	(29,764)	(24,572)
Consolidated variable interest entities	(920)	(508)
Total noncontrolling interests	18,327	20,468
TOTAL STOCKHOLDERS’ EQUITY	419,696	212,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,936,691	$1,754,628

See accompanying Notes to Consolidated Financial Statements.

Table of Contents

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Income from real property	$80,158	$63,015	$234,969	$188,818
Revenue from home sales	14,145	10,461	40,200	31,513
Rental home revenue	8,445	6,712	23,783	19,514
Ancillary revenues, net	932	(112)	1,376	(124)
Interest	3,442	2,847	9,587	7,907
Brokerage commissions and other income, net	79	95	349	530
Total revenues	107,201	83,018	310,264	248,158
COSTS AND EXPENSES
Property operating and maintenance	24,379	18,067	66,593	51,261
Real estate taxes	5,602	4,933	17,146	14,741
Cost of home sales	10,161	7,791	29,360	24,535
Rental home operating and maintenance	5,504	5,118	14,252	13,090
General and administrative - real property	5,927	5,165	19,086	15,405
General and administrative - home sales and rentals	2,227	1,905	7,473	5,985
Acquisition related costs	619	847	2,769	1,434
Depreciation and amortization	28,790	22,092	80,116	63,027
Interest	17,823	17,066	54,888	50,644
Interest on mandatorily redeemable debt	809	825	2,430	2,499
Total expenses	101,841	83,809	294,113	242,621
Income (loss) before income taxes and distributions from affiliate	5,360	(791)	16,151	5,537
Provision for state income taxes	(90)	(84)	(186)	(190)
Distributions from affiliate	700	600	1,550	3,250
Net income (loss)	5,970	(275)	17,515	8,597
Less: Preferred return to Series A-1 preferred OP units	690	586	1,909	1,744
Less: Preferred return to Series A-3 preferred OP units	45	—	121	—
Less: Amounts attributable to noncontrolling interests	(28)	(211)	415	463
Net income (loss) attributable to Sun Communities, Inc.	5,263	(650)	15,070	6,390
Less: Series A preferred stock distributions	1,514	—	4,542	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$3,749	$(650)	$10,528	$6,390
Weighted average common shares outstanding:
Basic	36,128	26,938	34,263	26,427
Diluted	36,143	26,938	34,279	26,444
Earnings (loss) per share:
Basic	$0.10	$(0.02)	$0.31	$0.24
Diluted	$0.10	$(0.02)	$0.31	$0.24

Dividends per common share:	$0.63	$0.63	$1.89	$1.89

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$5,970	$(275)	$17,515	$8,597
Unrealized gain on interest rate swaps	89	44	266	643
Total comprehensive income (loss)	6,059	(231)	17,781	9,240
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(20)	(206)	439	529
Comprehensive income (loss) attributable to Sun Communities, Inc.	$6,079	$(25)	$17,342	$8,711

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2012	$34	$298	$876,620	$(696)	$(683,734)	$20,468	$212,990
Issuance of common stock from exercise of options, net	—	—	201	—	—	—	201
Issuance and associated costs of common stock, net	—	63	261,717	—	—	—	261,780
Issuance of preferred OP units	—	—	—	—	—	3,463	3,463
Share-based compensation - amortization and forfeitures	—	—	2,087	—	89	—	2,176
Net income	—	—	—	—	17,100	415	17,515
Unrealized gain on interest rate swaps	—	—	—	242	—	24	266
Distributions	—	—	—	—	(72,652)	(6,043)	(78,695)
Balance as of September 30, 2013	$34	$361	$1,140,625	$(454)	$(739,197)	$18,327	$419,696

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$17,515	$8,597
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from dispositions	(761)	(87)
Gain on valuation of derivative instruments	—	(4)
Stock compensation expense	2,176	1,070
Depreciation and amortization	75,070	61,144
Amortization of deferred financing costs	2,212	1,252
Distributions from affiliate	(1,550)	(3,250)
Change in notes receivable from financed sales of inventory homes, net of repayments	(10,089)	(6,466)
Change in inventory, other assets and other receivables, net	7,406	1,892
Change in other liabilities	2,347	(6,221)
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,326	57,927
INVESTING ACTIVITIES:
Investment in properties	(140,681)	(90,331)
Acquisitions	(82,718)	(59,734)
Investment in note receivable of acquired properties	(49,441)	—
Proceeds related to affiliate dividend distribution	1,550	3,250
Proceeds related to disposition of land	—	172
Proceeds related to disposition of assets and depreciated homes, net	757	1,355
Decrease (increase) in notes receivable, net	224	(6,054)
NET CASH USED IN INVESTING ACTIVITIES	(270,309)	(151,342)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	261,780	300,793
Net proceeds from stock option exercise	201	149
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(74,185)	(52,928)
Payments to retire preferred operating partnership units	(300)	—
Borrowings on lines of credit	260,248	149,511
Payments on lines of credit	(235,264)	(275,557)
Proceeds from issuance of other debt	24,368	83,427
Payments on other debt	(82,668)	(77,804)
Payments for deferred financing costs	(2,750)	(1,309)
NET CASH PROVIDED BY FINANCING ACTIVITIES	151,430	126,282
Net (decrease) increase in cash and cash equivalents	(24,553)	32,867
Cash and cash equivalents, beginning of period	29,508	5,857
Cash and cash equivalents, end of period	$4,955	$38,724
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $424 and $0, respectively)	$44,595	$42,834
Cash paid for interest on mandatorily redeemable debt	$2,430	$2,499
Cash paid for state income taxes	$158	$320
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$266	$643
Reduction in secured borrowing balance	$11,534	$9,246
Change in dividends declared and outstanding	$4,510	$4,814
Noncash investing and financing activities at the date of acquisition:
Acquisitions - A-3 preferred OP units issued	$3,463	$—
Acquisitions - release of note receivable and accrued interest	$49,441	$—

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

The following tables summarize the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for acquisitions completed in 2013 (in thousands):

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

The purchase price allocations for Morgan RV Properties, Jellystone and Big Timber Lake are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the consolidated statements of operations for the the three and nine months ended September 30, 2013 for all acquisitions described above is set forth in the following table (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(unaudited)
Revenue	$7,598	$11,734
Net income	$2,021	$2,866

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2013 and 2012 as if the properties were acquired on January 1, 2012. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for acquisition costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2012 (in thousands, except per-share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2013	2012	2013	2012
Total revenues	$103,838	$90,515	$314,029	$264,055
Net income attributable to Sun Communities, Inc. shareholders	$4,137	$4,294	$14,427	$14,294
Net income per share attributable to Sun Communities, Inc. shareholders - basic	$0.11	$0.16	$0.42	$0.54
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	$0.11	$0.16	$0.42	$0.54

Acquisition related costs of approximately $0.6 million and $0.8 million and $2.8 million and $1.4 million have been incurred for the three and nine months ended September 30, 2013 and 2012, respectively, and are presented as “Acquisition related costs” in our consolidated statements of operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	September 30, 2013	December 31, 2012
Land	$191,589	$178,993
Land improvements and buildings	1,752,996	1,608,825
Rental homes and improvements	375,296	305,838
Furniture, fixtures, and equipment	60,139	54,354
Land held for future development	29,521	29,295
Investment property	2,409,541	2,177,305
Accumulated depreciation	(714,224)	(659,169)
Investment property, net	$1,695,317	$1,518,136

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2, "Real Estate Acquisitions", for details on recent acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $106.5 million (net of allowance of $0.7 million) and $93.8 million (net of allowance of $0.6 million) as of September 30, 2013 and December 31, 2012, respectively.  The outstanding balance on the secured borrowing was $107.2 million and $94.4 million as of September 30, 2013 and December 31, 2012, respectively.

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

Nine Months Ended
September 30, 2013
Beginning balance	$94,409
Financed sales of manufactured homes	24,368
Principal payments and payoffs from our customers	(4,834)
Principal reduction from repurchased homes	(6,700)
Total activity	12,834
Ending balance	$107,243

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.7 million and $2.4 million and $7.7 million and $6.8 million for the three and nine months ended September 30, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2013	December 31, 2012
Installment notes receivable on manufactured homes, net	$24,605	$21,898
Collateralized receivables, net (see Note 4)	106,566	93,834
Other receivables, net	39,413	24,118
Total notes and other receivables, net	$170,584	$139,850

Installment Notes Receivable on Manufactured Homes

The installment notes of $24.6 million (net of allowance of $0.1 million) and $21.9 million (net of allowance of 0.1 million) as of September 30, 2013 and December 31, 2012, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.9 percent and 11.9 years as of September 30, 2013, and 8.6 percent and 11.0 years as of December 31, 2012.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Nine Months Ended
September 30, 2013
Beginning balance	$22,019
Financed sales of manufactured homes	6,354
Principal payments and payoffs from our customers	(2,962)
Principal reduction from repossessed homes	(675)
Total activity	2,717
Ending balance	$24,736

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $106.5 million (net of allowance of $0.7 million) and $93.8 million (net of allowance of $0.6 million ) as of September 30, 2013 and December 31, 2012, respectively.  The receivables have a net weighted average interest rate and maturity of 10.7 percent and 13.5 years as of September 30, 2013, and 11.0 percent and 13.2 years as of December 31, 2012.

In January 2013, we entered into an agreement with Talmer Bank under which we may refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We do not receive referral fees or other cash compensation under the agreement. If Talmer Bank makes loans to purchasers referred by us under the agreement, and those purchasers default on their loans and Talmer Bank repossesses the homes securing such loans, we have agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement may not exceed $10.0 million. In addition, we have agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owns any homes on which loans were made pursuant to the agreement. The agreement expires November 1, 2013, but may be extended by mutual agreement of Talmer Bank and us. As of September 30, 2013, there have been no transactions under the agreement.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of September 30, 2013 (in thousands).

Nine Months Ended
September 30, 2013
Beginning balance	$(697)
Lower of cost or market write-downs	322
Increase to reserve balance	(433)
Total activity	(111)
Ending balance	$(808)

Other Receivables

As of September 30, 2013, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $8.0 million (net of allowance of $0.6 million), home sale proceeds of $6.3 million, insurance receivables of $2.5 million, insurance settlement of $3.7 million, rebates and other receivables of $3.6 million, a contingent asset of $10.0 million (see Note 2, "Real Estate Acquisitions") and a note receivable of $5.3 million. The note bears interest at LIBOR plus 475 basis points, is secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in cash collateral account and equity interests in another RV community and is due on May 31, 2014.  As of December 31, 2012, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.1 million (net of allowance of $0.5 million), home sale proceeds of $6.1 million, insurance receivables of $1.7 million, insurance settlement of $3.7 million, note receivable of $5.0 million, and rebates and other receivables of $3.5 million.

6.	Intangibles

Our intangible assets include in-place leases from acquisitions and capitalized costs in relation to leasing costs. These intangible assets are recorded within other assets on the consolidated balance sheets. They are amortized over a seven year amortization period. The gross carrying amount is $39.0 million and $35.3 million at September 30, 2013 and December 31, 2012, respectively. The accumulated amortization is $13.8 million and $11.8 million at September 30, 2013 and December 31, 2012, respectively. Aggregate net amortization expense related to intangible assets was $1.2 million and $0.7 million and $3.6 million and $2.2 million for the three and nine months ended September 30, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At September 30, 2013 and 2012, we had a 22.9 percent ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19 percent. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividends on our shares of Origen common stock.  Per Origen's earnings release dated August 29, 2013, the dividend payment represented a return of capital. Our investment in Origen had a market value of approximately $5.8 million based on a quoted market closing price of $1.15 per share from the OTC Pink Marketplace as of September 30, 2013.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2013	2012	2013	2012
Revenues	$12,079	$14,228	$37,959	$50,608
Expenses	(13,123)	(16,619)	(40,683)	(52,427)
Net loss	$(1,044)	$(2,391)	$(2,724)	$(1,819)

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

The following table summarizes the assets and liabilities included in our consolidated balance sheet after appropriate eliminations (in thousands):

	September 30, 2013	December 31, 2012
ASSETS
Investment property, net	$56,326	$56,326
Other assets	3,882	4,598
Total Assets	$60,208	$60,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$45,386	$45,900
Other liabilities	5,012	1,773
Noncontrolling interests	(920)	(508)
Total Liabilities and Stockholders' Equity	$49,478	$47,165

Investment property, net and other assets related to the consolidated VIEs comprised approximately 3.1 percent and 3.5 percent of our consolidated total assets and debt and other liabilities comprised approximately 3.3 percent and 3.1 percent of our consolidated total liabilities at September 30, 2013 and December 31, 2012, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0 percent of our consolidated total equity at September 30, 2013 and December 31, 2012.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Collateralized term loans - CMBS	$682,368	$725,951	4.1	4.5	5.4%	5.2%
Collateralized term loans - FNMA	366,917	369,810	9.6	10.3	3.6%	3.8%
Aspen and Series B-3 preferred OP Units	47,022	47,322	7.9	8.4	6.9%	6.9%
Secured borrowing (see Note 4)	107,243	94,409	13.4	12.8	10.7%	11.0%
Mortgage notes, other	149,898	186,228	6.0	6.2	4.6%	4.3%
Total debt	$1,353,448	$1,423,720	6.5	6.8	5.3%	5.2%

Collateralized Term Loans

In May 2013, we extended $151.4 million of Fannie Mae (FNMA) debt until May 1, 2023, which had an original maturity date of May 1, 2013. The current weighted average interest rate on this debt is 4.3%.

The collateralized term loans totaling $1.0 billion as of September 30, 2013, are secured by 99 properties comprised of 39,342 sites representing approximately $668.0 million of net book value.

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

In April 2013, we paid off the sellers note associated with the acquisition of Rainbow RV Resort. The note had a principal balance of $0.6 million and did not incur any interest.

In January 2013, we paid off the sellers note associated with the acquisition of Palm Creek Golf & RV Resort. The note had a principal balance of $36.0 million and an interest rate of 2.0%. We also paid off the remaining $30.0 million outstanding under our $36.0 million variable financing loan from Bank of America, N.A. and The Private Bank.

The mortgage notes totaling $149.9 million as of September 30, 2013, are collateralized by 20 properties comprised of 8,317 sites representing approximately $252.4 million of net book value.

Lines of Credit

In May 2013, we entered into a credit agreement with Citibank, N.A. and certain other lenders consisting of a $350.0 million senior secured revolving credit facility (the "Facility"). The Facility replaced our previous $150.0 million senior secured revolving credit facility, which was scheduled to mature on October 1, 2014 and incurred interest at a floating rate based on the Eurodollar rate plus a margin that was determined based on our leverage ratio calculated in accordance with the previous credit agreement, which ranged from 2.25% to 2.95%.

The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of September 30, 2013, the margin was 1.65%. At September 30, 2013, we had approximately $51.7 million outstanding under the Facility. There was no amount outstanding on the previous senior secured revolving credit facility at December 31, 2012. At September 30, 2013 and December 31, 2012, approximately $4.0 million of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

In February 2013, we entered into a $61.5 million credit agreement to fund a portion of the purchase of the Morgan RV Properties acquisition (See Note 2 "Real Estate Acquisitions"). This loan was paid off in March 2013.

We also have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio, which was reduced from $50.0 million in July 2013. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At September 30, 2013, the effective interest rate was 5.5%, and there was no amount outstanding. At December 31, 2012, we had $25.0 million outstanding on $50.0 million of availability under this line of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

Lastly, we have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At September 30, 2013 the effective interest rate was 7.0%.  The outstanding balance was $3.1 million and $4.8 million at September 30, 2013 and December 31, 2012, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At September 30, 2013, we were in compliance with all covenants.

10.      Equity Transactions

The Company is incorporated in the state of Maryland and under the law of that state the concept of treasury shares does not exist. All shares repurchased are considered authorized but unissued. Accordingly, we have retrospectively reclassified $63.6 million from treasury stock to common stock and additional paid in capital on our consolidated balance sheet.

In March 2013, we closed an underwritten registered public offering of 5,750,000 shares of common stock at a price of $45.25 per share. The net proceeds from the offering were $249.5 million after deducting underwriting discounts and the expenses related to the offering. We used a portion of the proceeds to pay down debt. We used the remaining net proceeds of the offering to fund the acquisition of properties and for working capital and general corporate purposes.

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

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the three and nine months ended September 30, 2013, there were no units converted to common stock. During the three and nine months ended September 30, 2012, holders of common OP units converted zero and 2,000 units to common stock, respectively.

Cash dividends of $0.63 per share were declared for the quarter ended September 30, 2013. On October 18, 2013 cash payments of approximately $24.1 million for aggregate dividends, distributions and dividend equivalents were made to common stockholders, common OP unitholders and restricted stockholders of record as of September 30, 2013. In addition, cash dividends of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock. On October 15, 2013 cash payments of approximately $1.5 million for aggregate dividends were made to Series A cumulative redeemable preferred stockholders of record as of October 2, 2013.

11.      Share-Based Compensation

In August 2013, we granted 36,000 shares of restricted stock to employees under our Sun Communities, Inc. Equity Incentive Plan ("2009 Equity Plan"). The restricted shares had a fair value of $48.22 per share and will vest as follows: August 6, 2016: 35 percent; August 6, 2017: 35 percent; August 6, 2018: 20 percent; August 6, 2019: five percent; and August 6, 2020: five percent. The fair value was determined using the closing price of our common stock on the date the shares were issued.

In June 2013, we granted 250,000 shares of restricted stock to an executive officer under our 2009 Equity Plan. The restricted shares had a fair value of $47.56 per share and will vest as follows: June 20, 2016: 87,500 shares; June 20, 2017: 87,500 shares; June 20, 2018: 50,000 shares; June 20, 2019: 12,500 shares; and June 20, 2020: 12,500 shares. The fair value was determined using the closing price of our common stock on the date the shares were issued.

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

During the nine months ended September 30, 2013, 9,442 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.2 million.

The vesting requirements for 36,666 restricted shares granted to our employees were satisfied during the nine months ended September 30, 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting

Our consolidated operations can be segmented into Real Property Operations and Home Sales and Rentals.  Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $18.0 million annually. This transient revenue is estimated to be recognized 39% in the first quarter, 14% in the second, 29% in the third quarter and 18% in the fourth quarter of each fiscal year.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$80,158	$22,590	$102,748	$63,015	$17,173	$80,188
Operating expenses/Cost of sales	29,981	15,665	45,646	23,000	12,909	35,909
Net operating income/Gross profit	50,177	6,925	57,102	40,015	4,264	44,279
Adjustments to arrive at net income (loss):
Other revenues	3,521	932	4,453	2,942	(112)	2,830
General and administrative	(5,927)	(2,227)	(8,154)	(5,165)	(1,905)	(7,070)
Acquisition related costs	(619)	—	(619)	(847)	—	(847)
Depreciation and amortization	(19,551)	(9,239)	(28,790)	(14,760)	(7,332)	(22,092)
Interest expense	(18,628)	(4)	(18,632)	(17,885)	(6)	(17,891)
Distributions from affiliate	700	—	700	600	—	600
Provision for state income tax	(90)	—	(90)	(84)	—	(84)
Net income (loss)	9,583	(3,613)	5,970	4,816	(5,091)	(275)
Less: Preferred return to A-1 preferred OP units	690	—	690	586	—	586
Less: Preferred return to A-3 preferred OP units	45	—	45	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	272	(300)	(28)	328	(539)	(211)
Net income (loss) attributable to Sun Communities, Inc.	8,576	(3,313)	5,263	3,902	(4,552)	(650)
Less: 7.125% Series A Cumulative Preferred Stock Distributions	1,514	—	1,514	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,062	$(3,313)	$3,749	$3,902	$(4,552)	$(650)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting, continued

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$234,969	$63,983	$298,952	$188,818	$51,027	$239,845
Operating expenses/Cost of sales	83,739	43,612	127,351	66,002	37,625	103,627
Net operating income/Gross profit	151,230	20,371	171,601	122,816	13,402	136,218
Adjustments to arrive at net income (loss):
Other revenues	9,936	1,376	11,312	8,437	(124)	8,313
General and administrative	(19,086)	(7,473)	(26,559)	(15,405)	(5,985)	(21,390)
Acquisition related costs	(2,769)	—	(2,769)	(1,434)	—	(1,434)
Depreciation and amortization	(53,757)	(26,359)	(80,116)	(41,798)	(21,229)	(63,027)
Interest expense	(56,985)	(333)	(57,318)	(53,051)	(92)	(53,143)
Distributions from affiliate	1,550	—	1,550	3,250	—	3,250
Provision for state income tax	(186)	—	(186)	(190)	—	(190)
Net income (loss)	29,933	(12,418)	17,515	22,625	(14,028)	8,597
Less: Preferred return to A-1 preferred OP units	1,909	—	1,909	1,744	—	1,744
Less: Preferred return to A-3 preferred OP units	121	—	121	—	—	—
Less: Net income (loss) attributable to noncontrolling interests	1,503	(1,088)	415	1,985	(1,522)	463
Net income (loss) attributable to Sun Communities, Inc.	26,400	(11,330)	15,070	18,896	(12,506)	6,390
Less: 7.125% Series A Cumulative Preferred Stock Distributions	4,542	—	4,542	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$21,858	$(11,330)	$10,528	$18,896	$(12,506)	$6,390

	September 30, 2013			December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,416,314	$279,003	$1,695,317	$1,296,753	$221,383	$1,518,136
Cash and cash equivalents	4,452	503	4,955	29,071	437	29,508
Inventory of manufactured homes	—	4,005	4,005	—	7,527	7,527
Notes and other receivables	160,964	9,620	170,584	131,000	8,850	139,850
Other assets	58,043	3,787	61,830	54,959	4,648	59,607
Total assets	$1,639,773	$296,918	$1,936,691	$1,511,783	$242,845	$1,754,628

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2013.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of September 30, 2013 and December 31, 2012.

We had no unrecognized tax benefits as of September 30, 2013 and 2012. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2013.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has common OP units, convertible A-1 preferred OP units, convertible A-3 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2013	2012	2013	2012
Basic earnings: net income attributable to common stockholders	$3,749	$(650)	$10,528	$6,390
Add: amounts attributable to common noncontrolling interests	—	—	—	—
Diluted earnings: net income available to common stockholders and unitholders	$3,749	$(650)	$10,528	$6,390
Denominator
Weighted average common shares outstanding	35,499	26,938	33,802	26,145
Weighted average unvested restricted stock outstanding	629	—	461	282
Basic weighted average common shares and unvested restricted stock outstanding	36,128	26,938	34,263	26,427
Add: dilutive securities	15	—	16	17
Diluted weighted average common shares and securities	36,143	26,938	34,279	26,444
Earnings per share available to common stockholders:
Basic	$0.10	$(0.02)	$0.31	$0.24
Diluted	$0.10	$(0.02)	$0.31	$0.24

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	—	57	—	—
Unvested restricted stock	—	289	—	—
Common OP units	2,069	2,070	2,069	2,071
Series A-1 preferred OP units	1,111	1,111	1,111	1,111
Series A-3 preferred OP units	75	—	64	—
Aspen preferred OP units	526	526	526	526
Total securities	3,781	4,053	3,770	3,708

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

As of September 30, 2013, we had three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million and two interest rate cap agreements with a total notional amount of $162.4 million. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt and to cap the maximum interest rate on certain variable rate borrowings. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	$20.0	3 Month LIBOR	0.2731%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.2740%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2740%	11.0200%	—%	N/A

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

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$193	$459
Total derivatives designated as hedging instruments		$—	$—		$193	$459

These valuation adjustments will only be realized under certain situations. For example, if we terminate the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, we would need to amortize amounts currently included in accumulated other comprehensive income (loss) into interest expense over the terms of the derivative contracts.  We do not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to qualify for hedge accounting.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities, continued

Our hedges were highly effective and had minimal effect on income.  The following tables summarize the impact of derivative instruments for the three and nine months ended September 30, 2013 and 2012 as recorded in the consolidated statements of operations (in thousands):

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps and cap agreement	$89	$44	Interest expense	$—	$—	Interest expense	$—	$—
Total	$89	$44	Total	$—	$—	Total	$—	$—

Derivatives in cash flow hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Interest rate swaps and cap agreement	$266	$643	Interest expense	$—	$—	Interest expense	$—	$3
Total	$266	$643	Total	$—	$—	Total	$—	$3

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of September 30, 2013 and December 31, 2012, we had collateral deposits recorded in other assets of approximately $0.7 million and $1.2 million, respectively.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of September 30, 2013 and December 31, 2012 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Fair Value of Financial Instruments, continued

	September 30, 2013		December 31, 2012
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$24,605	$24,605	$21,898	$21,898
Collateralized receivables, net	$106,566	$106,566	$93,834	$93,834
Financial liabilities
Derivative instruments	$193	$193	$459	$459
Long term debt (excluding secured borrowing)	$1,246,205	$1,263,936	$1,329,311	$1,355,331
Secured borrowing	$107,243	$107,243	$94,409	$94,409
Lines of credit	$54,765	$54,765	$29,781	$29,781

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

17.     Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. While the adoption of this pronouncement will not have an impact on our results of operations or cash flows, we are currently evaluating the impact of presenting unrecognized tax benefits net of our deferred tax assets where applicable on our consolidated balance sheet.
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
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01") which amends ASC Topic 210, Balance Sheet. The updated guidance in ASC Topic 210 clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11, which was January 1, 2013. Early adoption was not permitted. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

18.    Commitments and Contingencies

On September 16, 2013, we settled all of the claims arising out of the litigation that we filed on December 26, 2012 in Oakland County (Michigan) Circuit Court against MHC Operating Limited Partnership (“MHC”) (an affiliate of Equity Lifestyle Properties, Inc.), the contributors of the Morgan RV Properties (the “Contributors”) and certain of their affiliates with respect to MHC’s assertion of claims against the Morgan RV Properties. Under the settlement agreement, MHC released all of its claims against the Morgan RV Properties, we released all of our rights with respect to one other RV community owned by an affiliate of the Contributors and MHC reimbursed us for certain costs and expenses and paid us certain additional consideration. The Contributors and their affiliates paid us $250,000 by increasing the principal balance of our existing $5.0 million note receivable in full satisfaction of their obligation under the specific indemnity related to MHC’s claims to the Morgan RV Properties. No party admitted any liability under the settlement agreement.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. We own, operate, and develop manufactured housing and RV communities concentrated in the midwestern, southern, and southeastern United States. As of September 30, 2013, we owned and operated a portfolio of 185 developed properties located in 25 states, including 149 manufactured housing communities, 25 RV communities, and 11 properties containing both manufactured housing and RV sites.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income, and FFO to FFO excluding certain items are included in the presentation of FFO in “Results of Operations” following the “Comparison of the Three and Nine Months Ended September 30, 2013 and 2012”.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table summarizes our consolidated financial results for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,
	2013	2012
Real Property NOI	$50,177	$40,015
Rental Program NOI	14,825	11,431
Home Sales NOI/Gross Profit	3,984	2,670
Site rent from Rental Program (included in Real Property NOI)	(11,884)	(9,837)
NOI/Gross profit	57,102	44,279
Adjustments to arrive at net income:
Other revenues	4,453	2,830
General and administrative	(8,154)	(7,070)
Acquisition related costs	(619)	(847)
Depreciation and amortization	(28,790)	(22,092)
Interest expense	(18,632)	(17,891)
Provision for state income taxes	(90)	(84)
Distributions from affiliate	700	600
Net income (loss)	5,970	(275)
Less: Preferred return to A-1 preferred OP units	690	586
Less: Preferred return to A-3 preferred OP units	45	—
Less: Amounts attributable to noncontrolling interests	(28)	(211)
Net income (loss) attributable to Sun Communities, Inc.	5,263	(650)
Less: Series A Preferred Stock Distributions	1,514	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$3,749	$(650)

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$80,158	$63,015	$17,143	27.2%
Property operating expenses:
Payroll and benefits	7,884	5,269	2,615	49.6%
Legal, taxes & insurance	1,276	886	390	44.0%
Utilities	9,310	7,453	1,857	24.9%
Supplies and repair	3,490	2,928	562	19.2%
Other	2,419	1,531	888	58.0%
Real estate taxes	5,602	4,933	669	13.6%
Property operating expenses	29,981	23,000	6,981	30.4%
Real Property NOI	$50,177	$40,015	$10,162	25.4%

	As of September 30,
Other Information	2013	2012	Change
Number of properties	185	164	21
Developed sites	68,269	57,191	11,078
Occupied sites (1) (2)	54,283	45,958	8,325
Occupancy % (1)	89.6%	86.8%	2.8%
Weighted average monthly site rent - MH	$441	$431	$10
Weighted average monthly site rent - Annual RV (3)	$387	$410	$(23)
Sites available for development	6,727	6,217	510

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupied sites include 1,897 sites acquired in 2013 and 4,989 sites acquired in 2012.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

Real Property NOI increased $10.2 million, or 25.4 percent, from $40.0 million to $50.2 million. The increase is primarily a result of an additional $8.2 million from newly acquired properties and $2.0 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended September 30, 2013 and 2012.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$60,621	$57,835	$2,786	4.8%
Property operating expenses:
Payroll and benefits	5,451	5,054	397	7.9%
Legal, taxes & insurance	1,100	865	235	27.2%
Utilities	3,217	3,234	(17)	(0.5)%
Supplies and repair	2,812	2,768	44	1.6%
Other	1,613	1,472	141	9.6%
Real estate taxes	4,754	4,806	(52)	(1.1)%
Property operating expenses	18,947	18,199	748	4.1%
Real Property NOI	$41,674	$39,636	$2,038	5.1%

	As of September 30,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,138	54,844	294
Occupied sites (1)	46,445	45,163	1,282
Occupancy % (1) (2)	88.8%	87.2%	1.6%
Weighted average monthly rent per site - MH	$443	$431	$12
Weighted average monthly rent per site - Annual RV (3)	$420	$409	$11
Sites available for development	5,924	6,217	(293)

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

Real Property NOI increased $2.1 million, or 5.1 percent, from $39.6 million to $41.7 million. The increase is primarily a result of increased revenues of $2.8 million partially offset by additional expenses of $0.7 million.

Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $2.8 million, or 4.8 percent, from $57.8 million to $60.6 million.  The growth in income from real property was due to increased revenue from our manufactured home and RV portfolio of $2.5 million as a result of average rental rate increases of 3.1%, and the increased number of occupied home sites, which was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues increased by $0.3 million primarily due to increases in late fees and non-sufficient funds charges, cable television royalties, property tax income, home rental income, trash removal income and other charges and fee income. These increases were partially offset by decreases in garage, carport and shed fees.

Property operating expenses increased $0.7 million, or 4.1 percent, from $18.2 million to $18.9 million primarily as a result of an increase in payroll and benefits of $0.4 million due to increases in salaries and health insurance costs; an increase in legal, taxes

SUN COMMUNITIES, INC.

and insurance costs of $0.2 million and an increase in bad debt expense of $0.2 million, partially offset by a decrease of $0.1 million in real estate taxes and decreases in various other expenses.

SUN COMMUNITIES, INC.

HOME RENTALS AND SALES

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2013 and 2012 (in thousands, except for certain items marked with *):

	Three Months Ended September 30,
Financial Information	2013	2012	Change	% Change
Rental home revenue	$8,445	$6,712	$1,733	25.8%
Site rent from Rental Program (1)	11,884	9,837	2,047	20.8%
Rental Program revenue	20,329	16,549	3,780	22.8%
Expenses
Commissions	550	569	(19)	(3.3)%
Repairs and refurbishment	2,704	2,689	15	0.6%
Taxes and insurance	1,133	876	257	29.3%
Marketing and other	1,117	984	133	13.5%
Rental Program operating and maintenance	5,504	5,118	386	7.5%
Rental Program NOI	$14,825	$11,431	$3,394	29.7%

Other Information
Number of occupied rentals, end of period*	9,232	7,930	1,302	16.4%
Investment in occupied rental homes	$338,110	$276,300	$61,810	22.4%
Number of sold rental homes*	239	209	30	14.4%
Weighted average monthly rental rate*	$795	$773	$22	2.8%

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

Rental Program NOI increased $3.4 million, or 29.7 percent, from $11.4 million to $14.8 million primarily due to increased revenues of $3.8 million, partially offset by increased expenses of $0.4 million. Revenues increased $3.8 million primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.4 million was a result of an increase in insurance and personal property and use taxes of $0.3 million primarily due to the additional number of homes in the Rental Program and an increase in bad debt expense of $0.1 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2013 and 2012 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2013	2012	Change	% Change
New home sales	$1,592	$1,244	$348	28.0%
Pre-owned home sales	12,553	9,217	3,336	36.2%
Revenue from homes sales	14,145	10,461	3,684	35.2%
New home cost of sales	1,287	1,041	246	23.6%
Pre-owned home cost of sales	8,874	6,750	2,124	31.5%
Cost of home sales	10,161	7,791	2,370	30.4%
NOI / Gross profit	$3,984	$2,670	$1,314	49.2%

Gross profit – new homes	$305	$203	$102	50.2%
Gross margin % – new homes	19.2%	16.3%	2.8	17.8%
Gross profit – pre-owned homes	$3,679	$2,467	$1,212	49.1%
Gross margin % – pre-owned homes	29.3%	26.8%	2.5	9.5%

Statistical Information
Home sales volume:
New home sales	19	16	3	18.8%
Pre-owned home sales	468	379	89	23.5%
Total homes sold	487	395	92	23.3%

Home Sales NOI increased $1.3 million, or 49.2 percent, from $2.7 million to $4.0 million primarily due to increased gross profit on pre-owned home sales as a result of higher sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $1.6 million, or 57.3 percent, from $2.8 million to $4.4 million. The increase is primarily due to increases in ancillary revenues, net of $1.0 million, interest income of $0.3 million from collateralized receivables and interest income of $0.3 million from installment note receivables.

Real Property general and administrative costs increased $0.8 million or 14.8 percent, from $5.1 million to $5.9 million primarily due to increases in amortization of deferred compensation expense of $0.6 million, salaries and wages of $0.6 million, consulting and recruiting of $0.2 million, health benefit costs of $0.1 million and $0.3 million of various other miscellaneous expenses, partially offset by a decrease in bonus and incentive accruals of $1.0 million.

Home Sales and Rentals general and administrative costs increased $0.3 million or 17.0 percent, from $1.9 million to $2.2 million primarily primarily due to increases in salaries and wages of $0.2 million and commissions on home sales of $0.1 million.

Acquisition related costs decreased $0.2 million from $0.8 million to $0.6 million. These costs were incurred for both completed and potential acquisitions (See Note 2 of our financial statements).

Depreciation and amortization costs increased $6.7 million or 30.3 percent, from $22.1 million to $28.8 million primarily due to increases in other depreciation and amortization of $4.4 million primarily as a result of the newly acquired properties, depreciation on investment property for use in our Rental Program of $1.8 million and amortization of in-place leases of approximately $0.5 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased $0.7 million, or 3.9 percent, from $17.9 million to $18.6 million due to a $0.6 million increase in mortgage and other interest primarily as a result of debt associated with property acquisitions and a $0.3 million increase in expense associated with our secured borrowing arrangements, partially offset by a $0.2 million decrease in interest expense on our lines of credit.

Distributions from affiliate increased $0.1 million, from $0.6 million to $0.7 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2013 and 2012 is dividend income. See Note 7 of our financial statements.

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

The following table summarizes our consolidated financial results for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,
	2013	2012
Real Property NOI	$151,230	$122,816
Rental Program NOI	43,646	34,788
Home Sales NOI/Gross Profit	10,840	6,978
Site rent from Rental Program (included in Real Property NOI)	(34,115)	(28,364)
NOI/Gross profit	171,601	136,218
Adjustments to arrive at net income:
Other revenues	11,312	8,313
General and administrative	(26,559)	(21,390)
Acquisition related costs	(2,769)	(1,434)
Depreciation and amortization	(80,116)	(63,027)
Interest expense	(57,318)	(53,143)
Provision for state income taxes	(186)	(190)
Distributions from affiliate	1,550	3,250
Net income	17,515	8,597
Less: Preferred return to A-1 preferred OP units	1,909	1,744
Less: Preferred return to A-3 preferred OP units	121	—
Less: Amounts attributable to noncontrolling interests	415	463
Net income attributable to Sun Communities, Inc.	15,070	6,390
Less: Series A Preferred Stock Distributions	4,542	—
Net income attributable to Sun Communities, Inc. common stockholders	$10,528	$6,390

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$234,969	$188,818	$46,151	24.4%
Property operating expenses:
Payroll and benefits	21,325	15,021	6,304	42.0%
Legal, taxes & insurance	3,429	2,318	1,111	47.9%
Utilities	27,255	21,966	5,289	24.1%
Supplies and repair	8,685	7,816	869	11.1%
Other	5,899	4,140	1,759	42.5%
Real estate taxes	17,146	14,741	2,405	16.3%
Property operating expenses	83,739	66,002	17,737	26.9%
Real Property NOI	$151,230	$122,816	$28,414	23.1%

	As of September 30,
Other Information	2013	2012	Change
Number of properties	185	164	21
Developed sites	68,269	57,191	11,078
Occupied sites (1) (2)	54,283	45,958	8,325
Occupancy % (1)	89.6%	86.8%	2.8%
Weighted average monthly site rent - MH	$441	$431	$10
Weighted average monthly site rent - Annual RV (3)	$387	$410	$(23)
Sites available for development	6,727	6,217	510

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupied sites include 1,897 sites acquired in 2013 and 4,989 sites acquired in 2012.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

Real Property NOI increased $28.4 million, or 23.1 percent, from $122.8 million to $151.2 million. The increase is primarily a result of an additional $21.8 million from newly acquired properties and $6.6 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The following tables reflect certain financial and other information for our Same Site communities as of and for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$183,699	$175,159	$8,540	4.9%
Property operating expenses:
Payroll and benefits	15,739	14,608	1,131	7.7%
Legal, taxes & insurance	2,955	2,283	672	29.4%
Utilities	10,370	10,159	211	2.1%
Supplies and repair	7,145	7,551	(406)	(5.4)%
Other	4,226	4,033	193	4.8%
Real estate taxes	14,677	14,545	132	0.9%
Property operating expenses	55,112	53,179	1,933	3.6%
Real Property NOI	$128,587	$121,980	$6,607	5.4%

	As of September 30,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,138	54,844	294
Occupied sites (1)	46,445	45,163	1,282
Occupancy % (1) (2)	88.8%	87.2%	1.6%
Weighted average monthly rent per site - MH	$443	$431	$12
Weighted average monthly rent per site - Annual RV (3)	$420	$409	$11
Sites available for development	5,924	6,217	(293)

(1)	Occupied sites and occupancy % include manufactured housing and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

Real Property NOI increased $6.6 million, or 5.4%, from $122.0 million to $128.6 million. The increase is primarily a result of increased revenues of $8.5 million partially offset by an increase in expenses of $1.9 million.

Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues.  Income from real property revenues increased $8.5 million, or 4.9%, from $175.2 million to $183.7 million. The growth in income from real property was due to increased revenue from our manufactured home and RV portfolio of $7.7 million as a result of average rental rate increases of 3.1%, and the increased number of occupied home sites, which was partially offset by rent concessions offered to new residents and current residents who convert from home renters to home owners.  Additionally, other revenues increased by $0.8 million due to an increase in late fees and non-sufficient funds charge income, cable television royalties, electric and gas income and property tax income.

Property operating expenses increased $1.9 million, or 3.6% , from $53.2 million to $55.1 million primarily as a result of increased payroll and benefits of $1.1 million due to increases in salaries, health insurance and workers compensation costs; legal and property insurance expenses of $0.7 million; utilities expenses of $0.2 million primarily due to increased gas expense; real estate taxes of $0.1 million; and increased bad debt expense of $0.4 million. These increases were partially offset by a decrease in supplies and repairs of $0.4 million primarily due to decreased landscaping, tree and lawn care and miscellaneous community maintenance expenses, and a decrease in general office and other miscellaneous expenses of $0.2 million.

SUN COMMUNITIES, INC.

HOME RENTALS AND SALES

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2013 and 2012 (in thousands, except for certain items marked with *):

	Nine Months Ended September 30,
Financial Information	2013	2012	Change	% Change
Rental home revenue	$23,783	$19,514	$4,269	21.9%
Site rent from Rental Program (1)	34,115	28,364	5,751	20.3%
Rental Program revenue	57,898	47,878	10,020	20.9%
Expenses
Commissions	1,804	1,647	157	9.5%
Repairs and refurbishment	6,381	6,568	(187)	(2.8)%
Taxes and insurance	3,233	2,509	724	28.9%
Marketing and other	2,834	2,366	468	19.8%
Rental Program operating and maintenance	14,252	13,090	1,162	8.9%
Rental Program NOI	$43,646	$34,788	$8,858	25.5%

Other Information
Number of occupied rentals, end of period*	9,232	7,930	1,302	16.4%
Investment in occupied rental homes	$338,110	$276,300	$61,810	22.4%
Number of sold rental homes*	689	678	11	1.6%
Weighted average monthly rental rate*	$795	$773	$22	2.8%

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

Rental Program NOI increased $8.9 million, or 25.5 percent, from $34.8 million to $43.6 million primarily due to increased revenues of $10.0 million, offset by increased expenses of $1.2 million. Revenues increased $10.0 million primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $1.2 million was a result of several factors: increased insurance and personal property and use taxes of $0.7 million due to the additional number of homes in the Rental Program, increased bad debt expense of $0.4 million, increased commissions of $0.2 million and gas and electric utilities of $0.1 million due to the increased number of new leases, partially offset by a decrease in repairs and refurbishment cost of $0.2 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2013 and 2012 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2013	2012	Change	% Change
New home sales	$3,918	$3,878	$40	1.0%
Pre-owned home sales	36,282	27,635	8,647	31.3%
Revenue from homes sales	40,200	31,513	8,687	27.6%
New home cost of sales	3,308	3,312	(4)	(0.1)%
Pre-owned home cost of sales	26,052	21,223	4,829	22.8%
Cost of home sales	29,360	24,535	4,825	19.7%
NOI / Gross profit	$10,840	$6,978	$3,862	55.3%

Gross profit – new homes	$610	$566	$44	7.8%
Gross margin % – new homes	15.6%	14.6%	1.0	6.7%
Gross profit – pre-owned homes	$10,230	$6,412	$3,818	59.5%
Gross margin % – pre-owned homes	28.2%	23.2%	5.0	21.5%

Statistical Information
Home sales volume:
New home sales	53	54	(1)	(1.9)%
Pre-owned home sales	1,380	1,199	181	15.1%
Total homes sold	1,433	1,253	180	14.4%

Home Sales NOI increased $3.9 million, or 55.3 percent from $7.0 million to $10.8 million primarily due to increased gross profit on pre-owned home sales primarily as a result of higher sales prices and increased sales volume.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

Other revenues include other income, interest income, and ancillary revenues, net.  Other revenues increased $3.0 million, or 36.1 percent, from $8.3 million to $11.3 million.  The increase was primarily due to increases in ancillary revenues, net of $1.5 million, interest income of $0.9 million from collateralized receivables, interest income of $0.7 million from installment note receivables, brokerage commissions of $0.2 million and interest income of $0.1 million from other notes receivable, partially offset by a $0.3 million increase in loan loss reserve and a $0.1 million decrease in disposition of land.

Real Property general and administrative costs increased $3.7 million, or 23.9 percent, from $15.4 million to $19.1 million primarily due to increases in salaries and wages of $1.7 million, amortization of deferred compensation expense of $1.1 million, recruiting and consulting costs of $0.5 million, corporate insurance and claim reserves of $0.3 million, health benefit costs of $0.3 million, travel expenses of $0.1 million, legal expenses of $0.1 million and various miscellaneous expenses of $0.4 million, partially offset by a $0.8 million decrease in accrued bonus and incentive compensation.

Home Sales and Rentals general and administrative costs increased $1.5 million, or 24.9 percent, from $6.0 million to $7.5 million, primarily due to increases in salaries and wages of $0.7 million, commissions paid on home sales of $0.3 million, utility expenses of $0.2 million, health benefit costs of $0.1 million, advertising costs of $0.1 million and various other expenses of $0.1 million.

Acquisition related costs increased $1.4 million from $1.4 million to $2.8 million. These costs were incurred for both completed and potential acquisitions (See Note 2 of our financial statements).

Depreciation and amortization costs increased $17.1 million, or 27.1 percent, from $63.0 million to $80.1 million due to increases in other depreciation and amortization of $9.0 million primarily as a result of the newly acquired properties, depreciation on investment property for use in our Rental Program of $4.7 million, amortization of in-place leases and promotions of $1.4 million and $0.2 million, respectively, and the write-off of net book value of replaced assets of $1.8 million.

Interest expense on debt, including interest on mandatorily redeemable debt, increased $4.2 million, or 7.9 percent, from $53.1 million to $57.3 million primarily due to increases in mortgage interest of $1.7 million primarily due to debt associated with acquired properties, other interest expense and amortization of deferred financing costs of $1.2 million, primarily as a result of the early replacement of our senior secured revolving credit facility and interest expense on our secured borrowing arrangements and lines of credit of $0.9 million and $0.4 million, respectively.

Distributions from affiliate decreased $1.7 million, from $3.3 million to $1.6 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2013 and 2012 is dividend income. See Note 7 of our financial statements.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$3,749	$(650)	$10,528	$6,390
Adjustments:
Preferred return to Series A-1 preferred OP units	690	586	1,909	1,744
Preferred return to Series A-3 preferred OP units	45	—	121	—
Amounts attributable to noncontrolling interests	(28)	(211)	415	463
Depreciation and amortization	29,242	22,365	80,926	63,798
Gain on disposition of assets, net	(2,190)	(1,427)	(5,806)	(3,324)
Funds from operations ("FFO")	31,508	20,663	88,093	69,071
Adjustments:
Acquisition related costs	619	847	2,769	1,434
FFO excluding certain items	$32,127	$21,510	$90,862	$70,505

Weighted average common shares outstanding:	35,499	26,938	33,802	26,145
Add:
Common OP units	2,069	2,070	2,069	2,071
Restricted stock	629	289	461	282
Common stock issuable upon conversion of Series A-1 preferred OP units	1,111	1,111	1,111	1,111
Common stock issuable upon conversion of Series A-3 preferred OP units	75	—	64	—
Common stock issuable upon conversion of stock options	15	18	16	17
Weighted average common shares outstanding - fully diluted	39,398	30,426	37,523	29,626

FFO per share - fully diluted	$0.80	$0.68	$2.36	$2.34
FFO per share excluding certain items - fully diluted	$0.82	$0.71	$2.44	$2.39

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

During the nine months ended September 30, 2013, we acquired 12 RV communities with approximately 4,500 sites. We also completed seven acquisitions in 2012 in which we acquired 14 properties in total, seven manufactured housing communities, five RV communities and two communities containing both manufactured housing and RV communities. See Note 2 to our financial statements for details on the 2013 acquisitions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2013, we intend to finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the nine months ended September 30, 2013, we invested $49.3 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2013 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net Cash Provided by Operating Activities	$94,326	$57,927
Net Cash Used in Investing Activities	$(270,309)	$(151,342)
Net Cash Provided by Financing Activities	$151,430	$126,282

Operating Activities

Cash and cash equivalents decreased by $24.5 million from $29.5 million as of December 31, 2012, to $5.0 million as of September 30, 2013. Net cash provided by operating activities increased by $36.4 million from $57.9 million for the nine months ended September 30, 2012 to $94.3 million for the nine months ended September 30, 2013.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Part I, Item 1A of our 2012 Annual Report.

Investing Activities

Net cash used in investing activities was $270.3 million for the nine months ended September 30, 2013, compared to $151.3 million for the nine months ended September 30, 2012. The increase is primarily due to increased investment in property of $50.4 million, largely due to homes purchased for the Rental Program, an investment in a note receivable on properties acquired of $49.4 million, increased community acquisitions of $23.0 million (see Note 2 to our financial statements), a decrease in proceeds from affiliate dividend distribution of $1.7 million, a decrease in proceeds related to the disposition of assets and depreciated homes, net of $0.6 million and a decrease in proceeds related to disposition of land of $0.2 million, partially offset by a decrease in cash used for

SUN COMMUNITIES, INC.

notes receivable investing of $6.3 million. The investment in a note receivable on properties acquired of $49.4 million was extinguished in a net cash settlement during the acquisition of the properties (see Noncash investing and financing activities).

Financing Activities

Net cash provided by financing activities was $151.4 million for the nine months ended September 30, 2013, compared to $126.3 million for the nine months ended September 30, 2012. The increase is primarily due to increased borrowings of $110.7 million and decreased payments of $40.3 million on our lines of credit, partially offset by a decrease in proceeds from issuance of other debt of $59.1 million, a decrease in proceeds received from the issuance of additional shares of $39.0 million, increased distributions to our stockholders and OP unitholders of $21.3 million, and the increase in payments of other debt and deferred financing costs of $4.9 million and $1.4 million, respectively.

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. The Facility replaced our $150.0 million senior secured revolving credit facility, which was scheduled to mature on October 1, 2014. As of September 30, 2013, we had approximately $51.7 million outstanding under the Facility. There was no amount outstanding on the previous senior secured revolving credit facility as of December 31, 2012. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%.  During 2013, the highest balance on the Facility was $52.9 million, and the highest balance on the previous senior secured revolving credit facility was $110.2 million.  The borrowings under the Facility mature May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At September 30, 2013, we had outstanding letters of credit to back standby letters of credit totaling approximately $4.0 million, leaving approximately $294.3 million available under our secured line of credit.

Pursuant to the terms of the line of credit facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the line of credit facility are as follows:

Covenant	Must Be	As of September 30, 2013
Maximum Leverage Ratio	<68.5%	45.1%
Minimum Fixed Charge Coverage Ratio	>1.40	2.23
Minimum Tangible Net Worth	>$850,141	$1,129,538
Maximum Dividend Payout Ratio	<95.0%	72.0%

Market and Economic Conditions
Although the U.S. has seen improvements in job growth, motor vehicle sales and the housing market, growth in GDP remains soft. With continued concerns about government spending, the potential reduction in asset purchases by the Federal Reserve and rising interest rates, the potential risk of volatility in credit, equity and fixed income markets continues. We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. We currently have 66 unencumbered Properties with an estimated market value of $415.7 million, 64 of these properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A of our 2012 Annual Report.  If we are

SUN COMMUNITIES, INC.

unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2013, our net debt plus preferred stock to enterprise value approximated 47.0% (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 6.5 years and a weighted average interest rate of 5.3 percent.

Capital expenditures for the nine months ended September 30, 2013 and 2012 included recurring capital expenditures of $9.9 million and $6.3 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2013.

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

We have three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million, and two interest rate cap agreements with a total notional amount of $162.4 million as of September 30, 2013. The swap agreement fixes $20.0 million of variable rate borrowings at 4.02% through January 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $217.6 million and $202.0 million as of September 30, 2013 and 2012, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, we believe our interest expense would have increased or decreased by approximately $1.7 million and $1.9 million as of September 30, 2013 and 2012, respectively, based on the $224.7 million and $250.3 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 18 included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three and nine months ended September 30, 2013.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101**	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(1)

(1) Filed herewith.

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

Dated: October 29, 2013	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101**	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(1)

(1) Filed herewith.

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