Form 10-K
period 2013-12-31
SUN COMMUNITIES INC
filed 2014-02-20
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No [X]

As of June 30, 2013, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $1,699,804,983.68 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2013). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 14, 2014:  36,168,663

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

We are a fully integrated real estate company which, together with our affiliates and predecessors, has been in the business of acquiring, operating, developing and expanding manufactured housing ("MH") and recreational vehicle ("RV") communities since 1975. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through a taxable subsidiary, Sun Home Services, Inc., a Michigan corporation (“SHS”), in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

We own, operate, and develop MH and RV communities concentrated in the midwestern, southern, and southeastern United States. As of December 31, 2013, we owned and operated a portfolio of 188 properties located in 26 states (the “Properties”, or “Property”), including 150 MH communities, 27 RV communities, and 11 Properties containing both MH and RV sites. As of December 31, 2013, the Properties contained an aggregate of 69,789 developed sites comprised of 54,168 developed manufactured home sites, 7,633 annual RV sites (inclusive of both annual and seasonal usage rights), 7,988 transient RV sites, and approximately 6,300 additional manufactured home sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; San Antonio, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; Indianapolis, Indiana; Traverse City, Michigan; Charlotte, North Carolina; Denver, Colorado; Ft. Myers, Florida and Orlando, Florida; and we employed an aggregate of 1,236 full and part time employees as of December 31, 2013.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the "SEC").

STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT. In 1993, we contributed our net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital. We substantially conduct our operations through the Operating Partnership. The Operating Partnership owns, either directly or indirectly through subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire MH and RV communities in transactions that defer some or all of the sellers’ tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our consolidated financial statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing and other services to current and prospective tenants of the Properties.

We do not own all of the Operating Partnership units ("OP units"). As of December 31, 2013, the Operating Partnership had issued and outstanding 38,209,616 common OP units, 3,400,000 7.125% Series A Cumulative Redeemable Preferred OP Units (the "7.125% Series A OP Units"), 1,325,275 preferred OP units ("Aspen preferred OP units"), 455,476 Series A-1 preferred OP units, 112,400 Series B-3 preferred OP units and 40,267.50 Series A-3 preferred OP units. As of December 31, 2013, we held 36,140,294 common OP units, or approximately 94.6% of the issued and outstanding common OP units, all of the 7.125% Series A OP Units and no Aspen preferred OP units, Series A-1 preferred OP units, Series B-3 preferred OP units or Series A-3 preferred OP units.

Subject to certain limitations, the holder of each common OP unit at its option may convert such common OP unit at any time into one share of our common stock. The holders of common OP units receive distributions on the same dates and in amounts equal

SUN COMMUNITIES, INC.

to the distributions paid to holders of our common stock.

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

Series B-3 preferred OP units are not convertible. The holders of Series B-3 preferred OP units generally receive distributions on the same dates as distributions are paid to holders of common OP units. Each Series B-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0%. As of December 31, 2013, there were 36,700 outstanding Series B-3 preferred OP units which were issued on December 1, 2002, 33,450 outstanding Series B-3 preferred OP units which were issued on January 1, 2003, and 42,250 outstanding Series B-3 preferred OP units which were issued on January 5, 2004. Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP Units, (y) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP Units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP unit, each holder of Series B-3 preferred OP Units may require us to redeem such holder's Series B-3 preferred OP units at the redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units we may redeem, at our option, all of the Series B-3 preferred OP units of any holder thereof at the redemption price of $100.00 per unit.
In connection with the issuance of the 7.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), the Operating Partnership created the 7.125% Series A OP Units as a new class of OP units. All of the outstanding 7.125% Series A OP Units are held by us and they have rights, preferences and other terms substantially similar to the Series A Preferred Stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A Preferred Stock. The Operating Partnership issued the 7.125% Series A OP Units to us in consideration of our contributing to the Operating Partnership the net proceeds of our November 2012 offering of shares of Series A Preferred Stock. The 7.125% Series A OP Units rank senior in all respects to the Aspen preferred OP units, the Series A-1 preferred OP units, the Series A-3 preferred OP units, the Series B-3 preferred OP units and the common OP units. So long as any Aspen preferred OP units remain issued and outstanding, the Operating Partnership may not issue any OP units that are not junior to the Aspen preferred OP units without the written consent of holders of a majority of the Aspen preferred OP units. Holders of a majority of the Aspen preferred OP units have consented to the issuance of up to $150.0 million in OP units senior to the Aspen preferred OP units, including the 7.125% Series A OP Units issued to us. Holders of a majority of the Aspen preferred OP units have previously consented to the issuance of up to approximately an additional $54.5 million of OP Units that are pari passu with the Aspen preferred OP units.
Subject to certain limitations, including certain contractual restrictions contained in the related acquisition agreements, the holder of each Series A-3 preferred OP unit at its option may exchange such Series A-3 preferred OP unit at any time into 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The holders of Series A-3 preferred OP units generally receive distributions on the same dates as distributions are paid to holders of common OP Units. Each Series A-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 4.5%.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS

Properties are designed and improved for several home options of various sizes and designs and consist of MH communities and RV communities.

An MH community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single‑family homes which are produced off‑site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in other forms of multi-family housing developments.

Modern manufactured housing communities, such as the Properties, contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs and gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, and laundry facilities.

An RV community is a resort or park designed and improved with sites for the placement of RVs for varied lengths of time. Properties may also provide vacation rental homes. RV communities, such as the Properties, include a number of amenities, such as restaurants, golf courses, swimming pools, tennis courts, fitness centers, planned activities and spacious social facilities.

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

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands‑on management by dedicated, on‑site district and community managers. We believe that this on‑site focus enables us to continually monitor and address resident concerns, the performance of competitive properties and local market conditions. As of December 31, 2013, we employed 1,236 full and part time employees, of which 765 were located on‑site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the manufactured housing industry since 1995, three Senior Vice Presidents of Operations and Sales, two Division Vice Presidents and 18 Regional Vice Presidents. The Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers, regular property inspections and oversight of property operations and sales functions for eight to twelve properties.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer approximately 300 courses for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

HOME SALES AND RENTALS

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2013, SHS had 9,726 occupied leased homes in its portfolio. Homes for this rental program (the "Rental Program") are purchased at discounted rates from finance companies that hold repossessed homes within our communities. New homes are also purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 31,000

SUN COMMUNITIES, INC.

applications during 2013 to live in our Properties, providing a significant "resident boarding" system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

REGULATIONS AND INSURANCE

General

MH and RV community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary operating permits and approvals.

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

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month‑to‑month or year‑to‑year, renewable upon the consent of both parties, or, in some instances, as provided by statute. A small number of our leases, mainly Florida properties, are tied to consumer price index or other indices as it relates to rent increase. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non‑payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2013, on average 2.5% of the homes in our communities have been removed by their owners and 4.8% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 20 years, while the average home, which gives rise to the rental stream, remains in our communities for approximately 40 years.

At Properties zoned for RV use, our customers have short-term (“transient”) usage rights or long-term (“annual”) usage rights. The transient RV customers typically prepay for their stay or leave deposits for the following season, whereas the annual RV customers prepay for their stay or leave a deposit to reserve a site. Many of these RV customers do not live full time on the Property.

Please see the risk factors at Item 1A, and financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended (the "Securities Act"), and the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include:

•	changes in general economic conditions, the real estate industry and the markets in which we operate;

SUN COMMUNITIES, INC.

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	difficulties in completing acquisitions;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces; and

•	the ability of manufactured home buyers to obtain financing and the level of repossessions by manufactured home lenders.

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

SUN COMMUNITIES, INC.

ITEM 1A. RISK FACTORS
Our prospects are subject to certain uncertainties and risks. Our future results could differ materially from current results, and our actual results could differ materially from those projected in forward‑looking statements as a result of certain risk factors. These risk factors include, but are not limited to, those set forth below, other one‑time events, and important factors disclosed previously and from time to time in our other filings with the SEC.
REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Michigan, Florida, Indiana, and Texas may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2013, 74 of our 188 Properties, representing approximately 36% of developed sites, are located in Michigan; 27 Properties, representing approximately 19% of developed sites, are located in Florida; 18 Properties, representing approximately 9% of developed sites, are located in Indiana; and 18 Properties, representing approximately 9% of developed sites, are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site‑built single‑family homes);

•	our ability to provide adequate management, maintenance and insurance;

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

Competition affects occupancy levels and rents which could adversely affect our revenues.

All of our Properties are located in developed areas that include other MH and RV community properties. The number of competitive MH and RV community properties in a particular area could have a material adverse effect on our ability to lease sites and increase rents charged at our Properties or at any newly acquired properties. We may be competing with others with greater resources and whose officers and directors have more experience than our officers and directors. In addition, other forms of multi‑family residential properties, such as private and federally funded or assisted multi‑family housing projects and single‑family housing, provide housing alternatives to potential tenants of MH and RV communities.

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

We have acquired and intend to continue to acquire MH and RV communities on a select basis. Our acquisition activities and their success are subject to the following risks:

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

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

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

From time to time, we engage in the construction and development of new communities or expansion of existing communities, and may continue to engage in the development and construction business in the future. Our development and construction business may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH and RV communities:

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

We have a significant amount of debt. As of December 31, 2013, we had approximately $1.5 billion of total debt outstanding, consisting of approximately $1.2 billion in debt that is collateralized by mortgage liens on 113 of the Properties, $110.5 million that is secured by collateralized receivables, $181.4 million that is collateralized by liens on manufactured homes and $47.0 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

As of December 31, 2013, we had approximately $135.3 million of installment notes, net of reserves, to owners of manufactured homes. These installment loans are collateralized by the manufactured homes. We may invest in additional mortgages and installment loans in the future. By virtue of our investment in the mortgages and the loans, we are subject to the following risks of such investment:

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

We believe that since our taxable year ended December 31, 1994, we have been organized and operated, and intend to continue to operate, so as to qualify for taxation as a REIT under the Code. Although we believe that we have been and will continue to be organized and have operated and will continue to operate so as to qualify for taxation as a REIT, we cannot be assured that we have been or will continue to be organized or operated in a manner to so qualify or remain so qualified. Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which require us to continually monitor our tax status.

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

We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a “publicly traded partnership,” it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real

SUN COMMUNITIES, INC.

TAX RISKS, CONTINUED

property rents, dividends and interest. We believe that the Operating Partnership has and will continue to meet this 90% test, but we cannot guarantee that it has or will. If the Operating Partnership were to be taxed as a regular corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes, and our ability to raise additional capital could be significantly impaired.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-ownership-change net operating loss carryforwards to offset its post-ownership-change income may be limited. We may experience ownership changes in the future. If an ownership change were to occur, we would be limited in the portion of net operating loss carryforwards that we could use in the future to offset taxable income for U.S. federal income tax purposes.

BUSINESS RISKS

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Ownership of Origen. We own 5,000,000 shares of Origen Financial, Inc. (“Origen”) common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chief Executive Officer), and members

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

of Mr. Shiffman’s family) owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen, and one of our directors, Arthur A. Weiss, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust. Accordingly, in all transactions involving Origen, Mr. Shiffman and/or Mr. Weiss may have a conflict of interest with respect to their respective obligations as our officer and/or director.

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 48,200 rentable square feet. The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The base rent through October 31, 2014 is $18.12 per square foot (gross). From November 1, 2014 to August 31, 2015, the base rent will be $18.24 per square foot (gross) and from September 1, 2015 to October 31, 2016, the base rent will be $17.92 per square foot (gross). As of May 2013, we also have a temporary lease through April 30, 2014 for approximately 10,500 rentable square feet with base rent equal to $14.33 per square foot (gross). Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to their obligations as our officer and/or director and their respective ownership interests in American Center LLC.

Legal Counsel. During 2013, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $3.2 million, $3.4 million and $2.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of the Sun Partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

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
9.8% Ownership Limit. In order to qualify and maintain our qualification as a REIT, not more than 50% of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals. Thus, ownership of more than 9.8%, in number of shares or value, of the issued and outstanding shares of our capital stock by any single stockholder has been restricted, with certain exceptions, for the purpose of maintaining our qualification as a REIT under the Code. Such restrictions in our charter do not apply to Milton M. Shiffman, Gary A. Shiffman, and Robert B. Bayer; trustees, personal representatives and agents to the extent acting for them or their respective estates; or certain of their respective relatives.
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

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED
Upon the occurrence of certain change of control events, the result of which is that shares of our common stock and the common securities of the acquiring or surviving entity (or ADRs representing such securities) are not listed on the New York Stock Exchange (“NYSE”), the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of shares of Series A Preferred Stock will have the right, subject to certain limitations, to convert some or all of their shares of Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem the shares of Series A Preferred Stock. Upon such a conversion, the holders of shares of Series A Preferred Stock will be limited to a maximum number of shares of our common stock. If our common stock price, as determined in accordance with our charter for these purposes, is less than $20.97, subject to adjustment, the holders will receive a maximum of 1.1925 shares of our common stock per shares of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. These features of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for Sun or of delaying, deferring or preventing a change of control of Sun under circumstances that otherwise could provide the holders of our common stock and Series A Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
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

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED
Also, pursuant to a provision in our bylaws, we have exempted any acquisition of our stock from the control share provisions of the MGCL. However, our board of directors may by amendment to our bylaws opt in to the control share provisions of the MGCL at any time in the future.
Additionally, Subtitle 8 of Title 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to certain provisions relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of our company that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests. These provisions include a classified board; two-thirds vote to remove a director; that the number of directors may only be fixed by the board of directors; that vacancies on the board as a result of an increase in the size of the board or due to death, resignation or removal can only be filled by the board, and the director appointed to fill the vacancy serves for the remainder of the full term of the class of director in which the vacancy occurred; and a majority requirement for the calling by stockholders of special meetings. Other than a classified board, the filling of vacancies as a result of the removal of a director and a majority requirement for the calling by stockholders of special meetings, we are already subject to these provisions, either by provisions of our charter and bylaws unrelated to Subtitle 8 or by reason of an election to be subject to certain provisions of Subtitle 8. In the future, our board of directors may elect, without stockholder approval, to make us subject to the provisions of Subtitle 8 to which we are not currently subject.

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

Based on the applicable conversion ratios then in effect, as of February 14, 2014, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.1 million shares of our common stock in exchange for their common OP Units, up to approximately 0.5 million shares of our common stock in exchange for their Aspen preferred OP Units, up to approximately 0.1 million shares of our common stock in exchange for their Series A-3 preferred OP Units and up to approximately 1.1 million shares of our common stock in exchange for their Series A-1 preferred OP Units. The limited partners may sell such shares pursuant to registration rights or an available exemption from registration. As of February 14, 2014, options to purchase 46,250 shares of our common stock were outstanding under our equity incentive plans. We currently have the authority to issue restricted stock awards or options to purchase up to an additional 362,100 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an “at-the-market” Sales Agreement in May 2012 to issue and sell shares of common stock. As of February 14, 2014, our board of directors had authorized us to sell approximately an additional $75.5 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

The volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.

Although demand in the U.S. improved recently, the U.S. macroeconomic environment remains uncertain and was the primary factor in a slowdown starting in 2008. The global economy remains unstable, and we expect the economic environment may continue to be challenging as continued economic uncertainty has generally given the marketplace less confidence.  In particular, the financial crisis that affected the banking system and financial markets and the related uncertainty in global economic conditions resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit, equity and fixed income markets. If such conditions are experienced in future periods, our industry, business and results of operations may be severely impacted.  The slow recovery and possible impact of automatic sequesters or a failure to raise the “debt ceiling” in the U.S. may adversely impact us. The other risk factors presented in this Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. Turbulence in financial markets accentuates each of these risks and magnifies their potential effect on us. If these economic developments continue to rebound slowly or worsen, there could be an adverse impact on our access to capital, stock price and our operating results.

Our business operations may not generate the cash needed to make distributions on our capital stock or to service our indebtedness, and we may adjust our common stock distribution policy.

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

The decision to declare and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. Any change in our distribution policy could have a material adverse effect on the market price of our common stock.
Our ability to pay distributions is limited by the requirements of Maryland law.
Our ability to pay distributions on our common stock and Series A Preferred Stock is limited by the laws of Maryland. Under Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution, provided, however, that a Maryland corporation may make a distribution from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation's total assets would be less than its total liabilities. Accordingly, we generally may not make a distribution on our common stock or Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or, unless paid from one of the permitted sources of net earnings as described above, our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferential rights upon dissolution senior to those of our common stock or Series A Preferred Stock.
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

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our stockholders' investment.

The stock markets, including the NYSE on which we list our common stock and Series A Preferred Stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and Series A Preferred Stock could be similarly volatile, and investors in our common stock and Series A Preferred Stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and Series A Preferred Stock could be subject to wide fluctuations in response to a number of factors, including:

•	any increases in prevailing interest rates, which may negatively affect the market for shares of our common stock or Series A Preferred Stock;

•	the market for similar securities;

•	issuances of other series or classes of preferred stock or other equity securities;

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our distribution policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

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

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED
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

SUN COMMUNITIES, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2013, the Properties consisted of 150 MH communities, 27 RV communities, and 11 properties containing both MH and RV sites located in 26 states. As of December 31, 2013, the Properties contained an aggregate of 69,789 developed sites comprised of 54,168 developed manufactured home sites, 7,633 annual RV sites (inclusive of both annual and seasonal usage rights), 7,988 transient RV sites, and approximately 6,300 additional manufactured home sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 188 Properties, 83 have more than 300 developed manufactured home sites; with the largest having 1,064 developed manufactured home sites. See "Real Estate and Accumulated Depreciation, Schedule III" for detail on Properties that are encumbered.

As of December 31, 2013, the Properties had an occupancy rate of 89.7% excluding transient RV sites. Since January 1, 2013, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.6% and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 4.6%. The average renewal rate for residents in our Rental Program was 59.5% for the year ended December 31, 2013.

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

The following tables set forth certain information relating to the properties owned as of December 31, 2013. The occupancy percentage includes MH sites and annual RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/13	Transient RV Sites as of 12/31/13	Occupancy as of 12/31/13	Occupancy as of 12/31/12	Occupancy as of 12/31/11
MIDWEST
Michigan
Academy/West Pointe (1)	MH	Canton	MI	441	—	92%	93%	88%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	89%	80%	78%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	98%	91%	87%
Apple Carr Village	MH	Muskegon	MI	529	—	83%	76%	72%
Bedford Hills Mobile Village	MH	Battle Creek	MI	339	—	73%	72%	71%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	97%	97%	99%
Brookside Village	MH	Kentwood	MI	196	—	100%	97%	95%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	94%	89%	93%
Camelot Villa	MH	Macomb	MI	712	—	79%	N/A	N/A
Candlewick Court	MH	Owosso	MI	211	—	66%	70%	73%
Cider Mill Crossings	MH	Fenton	MI	262	—	72%	51%	19%
Cider Mill Village	MH	Middleville	MI	258	—	83%	77%	67%
College Park Estates	MH	Canton	MI	230	—	84%	77%	73%
Continental Estates	MH	Davison	MI	385	—	40%	39%	40%
Continental North	MH	Davison	MI	474	—	54%	51%	53%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	95%	90%	86%
Country Hills Village	MH	Hudsonville	MI	239	—	98%	93%	74%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	97%	95%	94%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/13	Transient RV Sites as of 12/31/13	Occupancy as of 12/31/13		Occupancy as of 12/31/12		Occupancy as of 12/31/11
Country Meadows Village	MH	Caledonia	MI	307	—	95%		88%		77%
Countryside Village	MH	Perry	MI	359	—	60%		61%		58%
Creekwood Meadows	MH	Burton	MI	336	—	76%		73%		65%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	95%		96%		98%
Davison East	MH	Davison	MI	190	—	40%		43%		44%
Dutton Mill Village	MH	Caledonia	MI	307	—	98%		98%		91%
East Village Estates	MH	Washington Twp.	MI	708	—	99%		93%		N/A
Falcon Pointe	MH	East Lansing	MI	142	—	13%	(2)	13%	(2)	13%	(2)
Fisherman’s Cove	MH	Flint	MI	162	—	94%		91%		87%
Grand Mobile Estates	MH	Grand Rapids	MI	230	—	76%		72%		75%
Hamlin	MH	Webberville	MI	209	—	87%	(3)	83%	(3)	75%	(3)
Hickory Hills Village	MH	Battle Creek	MI	283	—	98%		94%		84%
Hidden Ridge RV Resort	RV	Hopkins	MI	106	170	100%	(5)	N/A		N/A
Holiday West Village	MH	Holland	MI	341	—	99%		99%		93%
Holly Village/Hawaiian Gardens (1)	MH	Holly	MI	425	—	96%		96%		98%
Hunters Crossing	MH	Capac	MI	114	—	90%		89%		N/A
Hunters Glen	MH	Wayland	MI	280	—	79%	(2)	69%	(2)	63%	(2)
Kensington Meadows	MH	Lansing	MI	290	—	98%		96%		90%
Kings Court Mobile Village	MH	Traverse City	MI	639	—	99%		100%		100%
Knollwood Estates	MH	Allendale	MI	161	—	94%		89%		82%
Lafayette Place	MH	Warren	MI	254	—	71%		68%		66%
Lakeview	MH	Ypsilanti	MI	392	—	97%		98%		97%
Leisure Village	MH	Belmont	MI	238	—	100%		100%		97%
Lincoln Estates	MH	Holland	MI	191	—	98%		93%		92%
Meadow Lake Estates	MH	White Lake	MI	425	—	95%		92%		88%
Meadowbrook Estates	MH	Monroe	MI	453	—	94%		92%		92%
Northville Crossings	MH	Northville	MI	756	—	91%		82%		N/A
Oak Island Village	MH	East Lansing	MI	250	—	97%		95%		84%
Pinebrook Village	MH	Grand Rapids	MI	185	—	92%		93%		91%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	97%		95%		90%
Richmond Place	MH	Richmond	MI	117	—	86%		83%		84%
River Haven Village	MH	Grand Haven	MI	721	—	64%		60%		60%
Rudgate Clinton	MH	Clinton Township	MI	667	—	96%		90%		N/A
Rudgate Manor	MH	Sterling Heights	MI	931	—	96%		89%		N/A
Scio Farms Estates	MH	Ann Arbor	MI	913	—	98%		95%		94%
Sheffield Estates	MH	Auburn Hills	MI	228	—	92%		96%		98%
Sherman Oaks	MH	Jackson	MI	366	—	73%		72%		74%
Silver Springs	MH	Clinton Township	MI	546	—	96%		89%		N/A
Southwood Village	MH	Grand Rapids	MI	394	—	99%		97%		94%
St. Clair Place	MH	St. Clair	MI	100	—	74%		75%		75%
Sunset Ridge	MH	Portland Township	MI	190	—	95%		95%		96%
Sycamore Village	MH	Mason	MI	396	—	99%		91%		85%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/13	Transient RV Sites as of 12/31/13	Occupancy as of 12/31/13		Occupancy as of 12/31/12		Occupancy as of 12/31/11
Tamarac Village	MH	Ludington	MI	293	—	99%		98%		95%
Tamarac Village	RV	Ludington	MI	105	12	100%	(5)	100%	(5)	100%	(5)
Timberline Estates	MH	Grand Rapids	MI	296	—	94%		87%		83%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	100%		99%		98%
Village Trails	MH	Howard City	MI	100	—	94%		97%		97%
Warren Dunes Village	MH	Bridgman	MI	188	—	95%		91%		77%
Waverly Shores Village	MH	Holland	MI	326	—	100%		100%		97%
West Village Estates	MH	Romulus	MI	628	—	100%		93%		N/A
White Lake Mobile Home Village	MH	White Lake	MI	315	—	96%		98%		96%
White Oak Estates	MH	Mt. Morris	MI	480	—	68%		65%		66%
Windham Hills Estates	MH	Jackson	MI	402	—	85%	(3)	78%	(3)	77%	(3)
Windsor Woods Village	MH	Wayland	MI	314	—	90%		83%		78%
Woodhaven Place	MH	Woodhaven	MI	220	—	96%		97%		98%
Michigan Total				24,912	182	88%		85%		81%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	71%		65%		66%
Carrington Pointe	MH	Ft. Wayne	IN	320	—	82%	(3)	80%	(3)	80%	(3)
Clear Water Mobile Village	MH	South Bend	IN	227	—	92%		82%		77%
Cobus Green Mobile Home Park	MH	Elkhart	IN	386	—	78%		66%		66%
Deerfield Run	MH	Anderson	IN	175	—	73%	(3)	62%	(3)	61%	(3)
Four Seasons	MH	Elkhart	IN	218	—	92%		86%		82%
Holiday Mobile Home Village	MH	Elkhart	IN	326	—	74%		71%		75%
Liberty Farms	MH	Valparaiso	IN	220	—	98%		99%		98%
Maplewood	MH	Lawrence	IN	207	—	66%		67%		69%
Meadows	MH	Nappanee	IN	330	—	47%		51%		50%
Pebble Creek (4)	MH	Greenwood	IN	257	—	93%		98%		93%
Pine Hills	MH	Middlebury	IN	129	—	90%		87%		91%
Roxbury Park	MH	Goshen	IN	398	—	99%		88%		84%
Timberbrook	MH	Bristol	IN	567	—	52%		52%		55%
Valley Brook	MH	Indianapolis	IN	798	—	52%		53%		54%
West Glen Village	MH	Indianapolis	IN	552	—	80%		76%		72%
Woodlake Estates	MH	Ft. Wayne	IN	338	—	59%		57%		53%
Woods Edge Mobile Village	MH	West Lafayette	IN	598	—	53%	(3)	52%	(3)	52%	(3)
Indiana Total				6,616	—	71%		68%		67%

Ohio
Apple Creek Manufactured Home Community and Self Storage	MH	Amelia	OH	176	—	93%		95%		95%
Byrne Hill Village	MH	Toledo	OH	236	—	92%		88%		91%
Catalina	MH	Middletown	OH	462	—	59%		59%		59%
East Fork (4)	MH	Batavia	OH	240	—	90%		99%		97%
Indian Creek RV & Camping Resort	RV	Geneva on the Lake	OH	319	313	100%	(5)	N/A		N/A

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/13	Transient RV Sites as of 12/31/13	Occupancy as of 12/31/13		Occupancy as of 12/31/12		Occupancy as of 12/31/11
Oakwood Village	MH	Miamisburg	OH	511	—	98%		96%		92%
Orchard Lake	MH	Milford	OH	147	—	99%		98%		97%
Westbrook Senior Village	MH	Toledo	OH	112	—	96%		99%		96%
Westbrook Village	MH	Toledo	OH	344	—	94%		96%		96%
Willowbrook Place	MH	Toledo	OH	266	—	94%		87%		91%
Woodside Terrace	MH	Holland	OH	439	—	87%		83%		79%
Worthington Arms	MH	Lewis Center	OH	224	—	95%		96%		98%
Ohio Total				3,476	313	89%		88%		87%

SOUTH
Texas
Blazing Star	RV	San Antonio	TX	66	196	100%	(5)	N/A		N/A
Boulder Ridge	MH	Pflugerville	TX	526	—	99%		98%		95%
Branch Creek Estates	MH	Austin	TX	392	—	100%		100%		99%
Casa del Valle	MH	Alamo	TX	126	—	98%		100%		100%
Casa del Valle	RV	Alamo	TX	124	137	100%	(5)	100%	(5)	100%	(5)
Chisholm Point Estates	MH	Pflugerville	TX	417	—	99%		99%		99%
Comal Farms (4)	MH	New Braunfels	TX	350	—	99%		97%		99%
Kenwood RV and Mobile Home Plaza	MH	LaFeria	TX	41	—	95%		100%		100%
Kenwood RV and Mobile Home Plaza	RV	LaFeria	TX	44	195	100%	(5)	100%	(5)	100%	(5)
Oak Crest	MH	Austin	TX	335	—	100%		99%		98%
Pecan Branch	MH	Georgetown	TX	69	—	94%		93%		91%
Pine Trace	MH	Houston	TX	501	—	99%		99%		98%
River Ranch (4)	MH	Austin	TX	540	—	73%	(2)	79%	(2)	98%
River Ridge	MH	Austin	TX	515	—	100%		97%		74%	(3)
Saddlebrook	MH	Austin	TX	260	—	99%		97%		98%
Snow to Sun	MH	Weslaco	TX	184	—	98%		99%		100%
Snow to Sun	RV	Weslaco	TX	138	153	100%	(5)	100%	(5)	100%	(5)
Stonebridge (4)	MH	San Antonio	TX	335	—	98%		99%		99%
Summit Ridge (4)	MH	Converse	TX	370	—	91%		67%		98%
Sunset Ridge (4)	MH	Kyle	TX	170	—	100%		99%		98%
Woodlake Trails (4)	MH	San Antonio	TX	227	—	98%		70%	(3)	98%
Texas Total				5,730	681	96%		94%		96%

SOUTHEAST
Florida
Arbor Terrace RV Park	RV	Bradenton	FL	140	226	100%	(5)	100%	(5)	98%	(5)
Ariana Village Mobile Home Park	MH	Lakeland	FL	208	—	94%		92%		92%
Blueberry Hill	RV	Bushnell	FL	80	325	100%	(5)	100%	(5)	N/A
Buttonwood Bay	MH	Sebring	FL	407	—	100%		100%		100%
Buttonwood Bay	RV	Sebring	FL	368	165	100%	(5)	100%	(5)	98%	(5)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/13	Transient RV Sites as of 12/31/13	Occupancy as of 12/31/13		Occupancy as of 12/31/12		Occupancy as of 12/31/11
Club Naples	RV	Naples	FL	133	172	100%	(5)	100%	(5)	99%	(5)
Gold Coaster	MH	Homestead	FL	470	—	98%	(5)	99%	(5)	100%	(5)
Gold Coaster	RV	Homestead	FL	—	75	N/A		N/A		N/A
Grand Lakes	RV	Citra	FL	122	280	100%	(5)	100%	(5)	N/A
Groves RV Resort	RV	Ft. Myers	FL	157	118	100%	(5)	100%	(5)	99%	(5)
Holly Forest Estates	MH	Holly Hill	FL	402	—	99%		99%		99%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100%		100%		99%
Indian Creek Park	RV	Ft. Myers Beach	FL	951	133	100%	(5)	100%	(5)	99%	(5)
Island Lakes	MH	Merritt Island	FL	301	—	100%		100%		99%
Kings Lake	MH	Debary	FL	245	—	100%		99%		96%
Lake Juliana Landings	MH	Auburndale	FL	274	—	97%		98%		97%
Lake San Marino RV Park	RV	Naples	FL	187	220	100%	(5)	100%	(5)	96%	(5)
Meadowbrook Village	MH	Tampa	FL	257	—	100%		100%		100%
Naples RV Resort	RV	Naples	FL	63	101	100%	(5)	100%	(5)	94%	(5)
North Lake	RV	Moore Haven	FL	190	82	100%	(5)	100%	(5)	100%	(5)
Orange City RV Resort	MH	Orange City	FL	4	—	100%		100%		100%
Orange City RV Resort	RV	Orange City	FL	230	291	100%	(5)	100%	(5)	100%	(5)
Orange Tree Village	MH	Orange City	FL	246	—	100%		99%		100%
Rainbow RV Resort	MH	Frostproof	FL	37	—	100%		100%		N/A
Rainbow RV Resort	RV	Frostproof	FL	213	249	100%	(5)	100%	(5)	N/A
Royal Country	MH	Miami	FL	864	—	100%		100%		100%
Saddle Oak Club	MH	Ocala	FL	376	—	99%		99%		99%
Siesta Bay RV Park	RV	Ft. Myers Beach	FL	713	84	100%	(5)	100%	(5)	98%	(5)
Silver Star Mobile Village	MH	Orlando	FL	406	—	99%		98%		98%
Tampa East	MH	Dover	FL	31	—	100%		100%		100%
Tampa East	RV	Dover	FL	216	453	100%	(5)	100%	(5)	96%	(5)
Three Lakes	RV	Hudson	FL	175	133	100%	(5)	100%	(5)	N/A
Water Oak Country Club Estates	MH	Lady Lake	FL	1,064	—	99%		99%		100%
Florida Total				9,883	3,107	99%		99%		99%

OTHER
Autumn Ridge	MH	Ankeny	IA	413	—	99%		99%		100%
Bell Crossing	MH	Clarksville	TN	239	—	90%	(3)	79%	(3)	72%	(3)
Big Timber Lake RV Resort	RV	Cape May	NJ	256	272	100%	(5)	N/A		N/A
Candlelight Village	MH	Chicago Heights	IL	309	—	97%		97%		99%
Cave Creek	MH	Evans	CO	289	—	98%		99%		91%
Countryside Atlanta	MH	Lawrenceville	GA	271	—	100%	(6)	100%	(6)	100%	(6)
Countryside Gwinnett	MH	Buford	GA	331	—	99%		98%		96%
Countryside Lake Lanier	MH	Buford	GA	548	—	92%		86%		84%
Creekside (4)	MH	Reidsville	NC	45	—	64%	(2)	62%	(2)	64%	(2)
Desert View Village	MH	West Wendover	NV	93	—	43%	(2)	44%	(2)	47%	(2)
Eagle Crest	MH	Firestone	CO	441	—	99%		99%		94%
Edwardsville	MH	Edwardsville	KS	634	—	74%		70%		69%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/13	Transient RV Sites as of 12/31/13	Occupancy as of 12/31/13		Occupancy as of 12/31/12		Occupancy as of 12/31/11
Forest Meadows	MH	Philomath	OR	75	—	100%		100%		99%
Glen Laurel (4)	MH	Concord	NC	260	—	88%	(2)	77%	(2)	67%	(2)
Gwynn's Island RV Resort & Campground	RV	Gwynn	VA	88	29	100%	(5)	N/A		N/A
High Pointe	MH	Frederica	DE	411	—	96%		96%		93%
Jellystone Park(TM) of Western New York	RV	North Java	NY	—	299	N/A		N/A		N/A
Jellystone Park(TM) at Birchwood Acres	RV	Woodridge	NY	44	225	100%	(5)	N/A		N/A
Lake In Wood	RV	Narvon	PA	277	144	100%	(5)	N/A		N/A
Lake Laurie RV & Camping Resort	RV	Cape May	NJ	292	427	100%	(5)	N/A		N/A
Meadowbrook (4)	MH	Charlotte	NC	321	—	59%	(3)	99%		99%
New Point RV Resort	RV	New Point	VA	161	162	100%	(5)	N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	95%		84%	(2)	76%	(2)
Palm Creek Golf & RV Resort	MH	Casa Grande	AZ	150	—	94%		97%		N/A
Palm Creek Golf & RV Resort	RV	Casa Grande	AZ	716	1,047	100%	(5)	100%	(5)	N/A
Peter's Pond RV Resort	RV	Sandwich	MA	231	177	100%	(5)	N/A		N/A
Pheasant Ridge	MH	Lancaster	PA	553	—	100%		100%		100%
Pin Oak Parc	MH	O’Fallon	MO	502	—	86%		83%		82%
Pine Ridge	MH	Petersburg	VA	245	—	98%		97%		98%
Sea Air Village	MH	Rehoboth Beach	DE	372	—	99%		100%		100%
Sea Air Village	RV	Rehoboth Beach	DE	130	9	100%	(5)	100%	(5)	100%	(5)
Seaport RV Resort	RV	Mystic	CT	25	116	100%	(5)	N/A		N/A
Southfork	MH	Belton	MO	474	—	62%		61%		62%
Sun Villa Estates	MH	Reno	NV	324	—	97%		98%		100%
Timber Ridge	MH	Ft. Collins	CO	585	—	100%		100%		98%
Vines RV Resort	RV	Paso Robles	CA	—	130	N/A		N/A		N/A
Wagon Wheel RV Resort & Campground	RV	Old Orchard Beach	ME	167	116	100%	(5)	N/A		N/A
Westward Ho RV Resort & Campground	RV	Glenbeulah	WI	195	133	100%	(5)	N/A		N/A
Wild Acres RV Resort & Campground	RV	Orchard Beach	ME	211	419	100%	(5)	N/A		N/A
Woodland Park Estates	MH	Eugene	OR	398	—	100%		100%		100%
Other Total				11,184	3,705	93%		91%		89%

TOTAL / AVERAGE				61,801	7,988	90%		87%		85%
(1) Properties have two licenses but operate as one community.

(2) Occupancy in these Properties reflects the fact that these communities are ground-up developments and have not reached full occupancy.

(3) Occupancy in these Properties reflects the fact that these communities are in a lease-up phase following an expansion.

(4) This Property is owned by an affiliate of SunChamp LLC, a joint venture that owns 11 of our consolidated manufactured home communities, in which we own approximately an 81.9% equity interest as of December 31, 2013.

(5) Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.

SUN COMMUNITIES, INC.

(6) The number of developed sites and occupancy percentage at this Property includes sites that have been covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this Property.

SUN COMMUNITIES, INC.

ITEM 3. LEGAL PROCEEDINGS

On June 4, 2010, we settled all of the claims arising out of the litigation filed in 2004 by TJ Holdings, LLC ("TJ Holdings") in the Superior Court of Guilford County, North Carolina and the associated arbitration proceeding commenced by TJ Holdings in Southfield, Michigan. Under the terms of the settlement agreement, in which neither party admitted any liability whatsoever, we paid TJ Holdings $360,000. In addition, pursuant to this settlement, TJ Holdings’ percentage ownership interest in Sun/Forest, LLC will be increased on a one time basis, in the event of a sale or refinance of all of the SunChamp Properties, to between 9.03% and 28.99% depending on our average closing stock price as reported by the NYSE during the 30 days preceding the sale or refinance of all the SunChamp Properties. Once this percentage ownership interest has been adjusted, there will be no further adjustments from subsequent sales or refinances of the SunChamp Properties. The likelihood of a sale or refinancing of all of the SunChamp properties is not probable as these properties continue to see growth potential nor do we have a need to refinance all of the properties, so we do not expect it to have a material adverse impact on our results of operations or financial condition.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2013	High	Low	Distributions
1st Quarter	$49.38	$40.28	$0.63
2nd Quarter	$57.78	$46.40	$0.63
3rd Quarter	$53.35	$41.93	$0.63
4th Quarter	$45.96	$39.53	$0.63	(1)

Year Ended December 31, 2012	High	Low	Distributions
1st Quarter	$43.90	$35.06	$0.63
2nd Quarter	$44.68	$39.15	$0.63
3rd Quarter	$47.84	$43.37	$0.63
4th Quarter	$44.64	$36.15	$0.63	(2)
 (1) Paid on January 17, 2014, to stockholders of record on December 31, 2013

(2) Paid on January 18, 2013, to stockholders of record on December 31, 2012

On February 14, 2014, the closing share price of our common stock was $47.28 per share on the NYSE, and there were 233 holders of record for the 36,168,663 million outstanding shares of common stock. On February 14, 2014, the Operating Partnership had (i) 2,069,322 common OP units issued and outstanding which were convertible into an equal number of shares of our common stock, (ii) 1,325,275 Aspen preferred OP units issued and outstanding which were exchangeable for 526,212 shares of our common stock, (iii) 455,476 Series A-1 preferred OP units issued and outstanding which were exchangeable for 1,111,361 shares of our common stock and (iv) 40,267.50 Series A-3 preferred OP Units issued and outstanding which were exchangeable for 74,918 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP Units. In addition, we are obligated to make distributions to holders of shares of Series A Preferred Stock, Aspen preferred OP units, Series A-1 preferred

SUN COMMUNITIES, INC.

OP units, Series A-3 preferred OP units and Series B-3 preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Form 10-K. Our ability to make distributions on our common and preferred stock and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	46,250	$30.77	392,100
Equity compensation plans not approved by shareholders	—	—	—
Total	46,250	$30.77	392,100

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this program during 2013. There is no expiration date specified for the buyback program.

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

Holders of common OP Units have converted zero units, 2,400 units and 10,249 units to common stock for the years ended December 31, 2013, 2012 and 2011, respectively.

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

In June 2011, our Operating Partnership issued 455,476 Series A-1 preferred OP units in connection with our acquisition of the Kentland Communities ("Kentland"). The Series A-1 preferred OP units are convertible, but not redeemable. The holders of the Series A-1 preferred OP units can convert each Series A-1 preferred OP units at any time after December 31, 2013 into 2.439 shares of common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The Series A-1 preferred OP unit holders received an annual preferred return of 5.1% through June 23, 2013 and 6.0% thereafter.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated there under. No underwriters were used in connection with any of such issuances.

SUN COMMUNITIES, INC.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2013. This line graph assumes a $100 investment on December 31, 2008, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of December 31,
Index	2008	2009	2010	2011	2012	2013
Sun Communities, Inc.	$100.00	$167.55	$311.61	$372.87	$432.03	$487.97
SNL US REIT Residential	$100.00	$134.17	$197.07	$225.74	$240.18	$233.42
NYSE Market Index	$100.00	$128.58	$146.07	$140.71	$163.43	$206.56
SUI Peer Group 2012 Index(1)	$100.00	$131.23	$186.64	$215.47	$232.91	$217.27
SUI Peer Group 2013 Index(2)	$100.00	$130.90	$185.69	$214.20	$231.66	$215.69

(1) Includes American Campus Communities, Inc., American Capital Agency Corp., Apartment and Management Company, Associated Estates Realty Corporation, AvalonBay Communities, Inc., BRE Properties, Inc., Camden Property Trust, Colonial Properties Trust, Education Realty Trust, Inc., Equity Lifestyles Properties, Inc., Equity Residential, Essex Property Trust, Inc., Home Properties, Inc., Mid-America Apartment Communities, Inc., Senior Housing Properties Trust and UDR, Inc.

(2) Includes the same companies as SUI Peer Group 2012 Index, with the exception of Colonial Properties Trust, which merged with Mid-America Apartment Communities, Inc. in 2013.

SUN COMMUNITIES, INC.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Form 10-K.

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

	Year Ended December 31,
	2013	2012 (1)	2011 (1)	2010 (2)	2009 (2)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$415,222	$338,952	$288,600	$265,407	$258,453
Net income (loss) attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations	$10,610	$4,958	$(1,086)	$(2,883)	$(6,099)
Net income (loss)	$10,610	$4,958	$(1,086)	$(2,883)	$(6,302)
Income (loss) from continuing operations per share - basic and diluted	$0.31	$0.18	$(0.05)	$(0.15)	$(0.33)

Cash distributions declared per common share (3)	$2.52	$2.52	$3.15	$2.52	$2.52

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$2,489,119	$2,177,305	$1,794,605	$1,580,544	$1,565,700
Total assets	$1,999,236	$1,754,628	$1,367,974	$1,165,342	$1,184,234
Total debt and lines of credit	$1,492,820	$1,453,501	$1,397,225	$1,258,139	$1,253,907
Total stockholders’ equity (deficit)	$397,074	$212,990	$(100,655)	$(132,384)	$(111,308)

OTHER FINANCIAL DATA:
Net operating income (NOI) (4) from:
Real property operations	$203,176	$167,715	$146,876	$135,222	$131,131
Home sales and home rentals	$26,620	$18,677	$12,954	$12,981	$13,410

Funds from operations (FFO) (4)	$117,583	$92,409	$73,691	$62,765	$56,073
Adjustment to FFO	3,928	4,296	1,564	874	3,419
FFO excluding certain items	$121,511	$96,705	$75,255	$63,639	$59,492

FFO per share excluding certain items - fully diluted	$3.22	$3.19	$3.13	$2.97	$2.86
(1) Financial information has been restated to reflect certain reclassifications in prior periods to conform to current period presentation.

(2) Financial information has been restated to reflect the reclassification of our cable television service business as a discontinued operation. Additionally, financial information has been restated to reflect certain reclassifications in prior periods to conform to current period presentation.

(3) In 2011, we paid $2.52 in cash distributions per common share and declared $3.15 in distributions per common share.

(4) Refer to Item 7, Supplemental Measures, for information regarding the presentation of the NOI financial measure and FFO financial measure.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K.

EXECUTIVE SUMMARY

2013 Accomplishments

•	Same Site occupancy increased to 88.9% at year end from 87.1% at December 31, 2012.

•	Home sales increased 10.7% to a historical high of 1,929.

•	Completed acquisitions of one MH community and 14 RV communities for an aggregate purchase price of approximately $175.1 million.

•	Closed one underwritten registered public offering totaling 5.8 million shares of common stock with net proceeds of approximately $249.5 million after deducting offering related expenses.

•
Entered into a $350.0 million senior secured revolving credit facility, which replaced our previous $150.0 million facility, decreased the per annum interest rate and extended the maturity date to May 15, 2017.

•
Entered into a loan agreement for $141.5 million, which is classified into two pools and matures on January 1, 2024. The proceeds of the loans, along with $34.4 million in cash, was used to repay in full 11 loans previously made to subsidiaries of the Company.

Property Operations:

Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Site properties continue to achieve revenue and occupancy increases which drive continued Net Operating Income (“NOI”) growth. Home sales are at their historical high, and we expect to continue to increase the number of homes sold in our portfolio.

Portfolio Information:	Year Ended December 31,
	2013	2012	2011
Occupancy % - Total Portfolio - MH and annual RV	89.7%	87.3%	85.3%
Occupancy % - Same Site - MH and annual RV	88.9%	87.1%	85.8%
Funds from operations excluding certain items(1)	$3.22	$3.19	$3.13
NOI(1) - Total Portfolio	$203,176	$167,715	$146,876
NOI(1) - Same Site	$173,674	$164,041	$140,058
Homes Sold	1,929	1,742	1,439
Number of Occupied Rental Homes	9,726	8,110	7,047

(1)	Refer to Item 7, Supplemental Measures, for information regarding the presentation of the NOI financial measure and funds from operations excluding certain items financial measure.

Acquisition Activity:

Since 2011, we have completed acquisitions of 50 properties with over 21,000 sites located in high growth areas and retirement and vacation destinations such as Florida, California and Eastern coastal areas such as Old Orchard Beach, Maine; Cape May, New Jersey; Chesapeake Bay, Virginia and Cape Cod, Massachusetts.

During 2013, we acquired one MH community comprised of 712 developed sites and 14 RV communities comprised of 1,989 annual developed sites and 2,818 transient developed sites for an aggregate purchase price of approximately $175.1 million.

We continue to experience an active pipeline of acquisition opportunities and will seek to enhance the growth of the Company through continued selective acquisitions.

SUN COMMUNITIES, INC.

Development Activity:

We expanded 784 sites at eight properties in 2013. The total capital invested was approximately $18.0 million.

We continue to expand our properties utilizing our inventory of owned and entitled land (approximately 6,300 developed sites) and expect to construct approximately 800 additional sites in 2014, located primarily in Texas and Colorado, which have current occupancies in excess of 90%.

Capital Activity:

In March 2013, we closed one underwritten registered public offering of 5.8 million shares of common stock with net proceeds of approximately $249.5 million after deducting offering related expenses.

Proceeds from this capital raise allowed us to maintain our targeted leverage levels while continuing to expand our portfolio.

Markets

The following table identifies the Company's largest markets by number of sites:

Major Market	Number of Properties	Total Sites	Percentage of Total Sites
Michigan	74	25,094	36.0%
Florida	27	12,990	18.6%
Indiana	18	6,616	9.5%
Texas	18	6,411	9.2%
Northeast	16	5,858	8.4%
Ohio	12	3,789	5.4%
West	10	4,356	6.2%
Other	13	4,675	6.7%

SUN COMMUNITIES, INC.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with generally accepted accounting principles in the United States (“GAAP”), we have provided information regarding NOI in the following tables. NOI is derived from revenues minus property operating and maintenance expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income (loss) attributable to Sun Communities, Inc. is included in “Results of Operations” below.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income (loss), and FFO to FFO excluding certain items are included in the presentation of FFO following our “Results of Operations."

SUN COMMUNITIES, INC.

The following table is a summary of our consolidated financial results which are discussed in more detail in the following paragraphs (in thousands):

	Year Ended December 31,
	2013	2012	2011
Real Property NOI	$203,176	$167,715	$146,876
Rental Program NOI	58,481	47,084	37,991
Home Sales NOI/Gross Profit	14,555	10,229	6,860
Site rent from Rental Program (included in Real Property NOI)	(46,416)	(38,636)	(31,897)
NOI/Gross profit	229,796	186,392	159,830
Adjustments to arrive at net income (loss):
Other revenues	14,773	11,455	10,445
General and administrative	(35,854)	(28,353)	(27,275)
Acquisition related costs	(3,928)	(4,296)	(1,971)
Depreciation and amortization	(110,078)	(89,674)	(74,193)
Asset impairment charge	—	—	(1,382)
Interest expense	(76,577)	(71,180)	(67,939)
Provision for state income taxes	(234)	(249)	(150)
Distributions from affiliate	2,250	3,900	2,100
Net income (loss)	20,148	7,995	(535)
Less: Preferred return to A-1 preferred OP units	2,598	2,329	1,222
Less: Preferred return to A-3 preferred OP units	166	—	—
Less: Amounts attributable to noncontrolling interests	718	(318)	(671)
Net income (loss) attributable to Sun Communities, Inc.	16,666	5,984	(1,086)
Less: Series A Preferred Stock Distributions	6,056	1,026	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$10,610	$4,958	$(1,086)

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals.  The Real Property Operations segment owns, operates, and develops MH communities and RV communities concentrated in the midwestern, southern, and southeastern United States and is in the business of acquiring, operating, and expanding MH and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.  We evaluate segment operating performance based on NOI and Gross Profit.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$313,097	$255,761	$57,336	22.4%
Property operating expenses:
Payroll and benefits	28,090	20,340	7,750	38.1%
Legal, taxes, & insurance	4,769	3,216	1,553	48.3%
Utilities	36,071	29,445	6,626	22.5%
Supplies and repair	11,213	10,085	1,128	11.2%
Other	7,494	5,753	1,741	30.3%
Real estate taxes	22,284	19,207	3,077	16.0%
Property operating expenses	109,921	88,046	21,875	24.8%
Real Property NOI	$203,176	$167,715	$35,461	21.1%

	As of December 31,
Other Information	2013	2012	Change
Number of properties	188	173	15
Developed sites	69,789	63,697	6,092
Occupied sites (1) (2)	55,459	50,412	5,047
Occupancy % (1)	89.7%	87.3%	2.4%
Weighted average monthly site rent - MH	$443	$434	$9
Weighted average monthly site rent - RV (3)	$380	$406	$(26)
Sites available for development	6,339	6,969	(630)
(1)   Occupied sites and occupancy % include MH and annual RV sites, and excludes transient RV sites.

(2)  Occupied sites include 2,480 sites acquired during 2013 and 4,989 sites acquired in 2012.

(3) Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 21.1% growth in Real Property NOI consists of $25.9 million from newly acquired properties and $9.6 million from our Same Site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of all Properties owned and operated for the same period in both years ("Same Site").  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The Same Site information in this comparison of the years ended December 31, 2013 and 2012 includes all Properties acquired on or prior to December 31, 2011 and which were owned and operated by the Company during the years ended December 31, 2013 and 2012.

	Year Ended December 31,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$245,703	$233,858	$11,845	5.1%
Property operating expenses:
Payroll and benefits	20,689	19,452	1,237	6.4%
Legal, taxes, & insurance	4,101	3,125	976	31.2%
Utilities	13,624	13,279	345	2.6%
Supplies and repair	9,279	9,687	(408)	(4.2)%
Other	5,366	5,491	(125)	(2.3)%
Real estate taxes	18,970	18,783	187	1.0%
Property operating expenses	72,029	69,817	2,212	3.2%
Real Property NOI	$173,674	$164,041	$9,633	5.9%

	As of December 31,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,590	55,006	584
Occupied sites (1)	46,908	45,224	1,684
Occupancy % (1) (2)	88.9%	87.1%	1.8%
Weighted average monthly rent per site - MH	$445	$433	$12
Weighted average monthly rent per site - RV (3)	$416	$409	$7
Sites available for development	5,631	6,104	(473)
(1)   Occupied sites and occupancy % include MH and annual RV sites, and excludes transient RV sites.

(2)  Occupancy % excludes recently completed but vacant expansion sites.

(3) Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 5.9% growth in NOI is primarily due to increased revenues of $11.8 million partially offset by a $2.2 million increase in expenses.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 5.1% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $10.7 million due to weighted average rental rate increases of 2.3% and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, other revenues increased $1.1 million primarily due to increases in late fees and insufficient fund charges, cable television royalties, property tax revenues and utility income.

Property operating expenses increased approximately $2.2 million, or 3.2%, compared to 2012. Of that increase, payroll and benefits increased by $1.2 million primarily as a result of increased health insurance, workers compensation costs and salary increases. Legal, taxes and insurance increased $1.0 million primarily due to $0.6 million of increased property and casualty insurance and $0.4 million of increased legal fees. Utility expense increased $0.3 million primarily as a result of the increased gas and electric costs. These increases were partially offset by a decrease in supplies and repairs of $0.4 million, which was primarily due to decreased lawn services and tree trimming/removal expense, decreased maintenance

SUN COMMUNITIES, INC.

and repair expenses for water, irrigation and electric systems and decreased maintenance expenses for our clubhouses, garages, sheds and carports.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program for the year ended December 31, 2013 and 2012 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2013	2012	Change	% Change
Rental home revenue	$32,500	$26,589	$5,911	22.2%
Site rent from Rental Program (1)	46,416	38,636	7,780	20.1%
Rental Program revenue	78,916	65,225	13,691	21.0%
Expenses
Commissions	2,507	2,207	300	13.6%
Repairs and refurbishment	9,411	9,002	409	4.5%
Taxes and insurance	4,446	3,467	979	28.2%
Marketing and other	4,071	3,465	606	17.5%
Rental Program operating and maintenance	20,435	18,141	2,294	12.6%
Rental Program NOI	$58,481	$47,084	$11,397	24.2%

Other Information
Number of occupied rentals, end of period	9,726	8,110	1,616	19.9%
Investment in occupied rental homes	$355,789	$287,261	$68,528	23.9%
Number of sold rental homes	924	953	(29)	(3.0)%
Weighted average monthly rental rate	$796	$782	$14	1.8%
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

The 24.2% growth in NOI is primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expense of $2.3 million was a result of several factors.  Personal property and use taxes increased $0.6 million and property and casualty insurance increased $0.4 million, both due to the additional homes in the Rental Program, and bad debt expense increased $0.5 million. Commissions increased $0.3 million, primarily due to the increased number of new leases.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the year ended December 31, 2013 and 2012 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2013	2012	Change	% Change
New home sales	$6,645	$5,380	$1,265	23.5%
Pre-owned home sales	48,207	39,767	8,440	21.2%
Revenue from homes sales	54,852	45,147	9,705	21.5%
New home cost of sales	5,557	4,553	1,004	22.1%
Pre-owned home cost of sales	34,740	30,365	4,375	14.4%
Cost of home sales	40,297	34,918	5,379	15.4%
NOI / Gross profit	$14,555	$10,229	$4,326	42.3%

Gross profit – new homes	$1,088	$827	$261	31.6%
Gross margin % – new homes	16.4%	15.4%	1.0%
Gross profit – pre-owned homes	$13,467	$9,402	$4,065	43.2%
Gross margin % – pre-owned homes	27.9%	23.6%	4.3%

Statistical Information
Home sales volume:
New home sales	85	76	9	11.8%
Pre-owned home sales	1,844	1,666	178	10.7%
Total homes sold	1,929	1,742	187	10.7%

Home Sales NOI/Gross profit increased $0.3 million on new home sales and $4.1 million on preowned home sales. The increased profits are due to both an increase in volume of home sales and an increase in average selling price.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012	Change	% Change
Ancillary revenues, net	$1,151	$(180)	$1,331	(739.4)%
Interest income	$13,073	$11,018	$2,055	18.7%
Brokerage commissions and other revenues	$549	$617	$(68)	(11.0)%
Real property general and administrative	$25,941	$20,037	$5,904	29.5%
Home sales and rentals general and administrative	$9,913	$8,316	$1,597	19.2%
Acquisition related costs	$3,928	$4,296	$(368)	(8.6)%
Depreciation and amortization	$110,078	$89,674	$20,404	22.8%
Interest expense	$76,577	$71,180	$5,397	7.6%
Distributions from affiliates	$2,250	$3,900	$(1,650)	(42.3)%

Ancillary revenues, net increased $1.3 million primarily related to increases in our vacation rental income and golf course, restaurant and pro shop income, as a result of our acquisition of 14 RV communities during 2013.

Interest income increased primarily due to increases in interest income of $1.3 million from collateralized receivables and $0.7 million from installment note receivables.

Real property general and administrative costs increased primarily due to increased salaries, wages and bonus expense of $2.1 million as a result of our acquisitions and increased headcount year over year, increased health insurance and workers compensation costs of $0.5 million, increased deferred compensation of $1.7 million due to awards of restricted stock to our executives and key employees, increased other expenses of $0.9 million related to training and development, travel, consulting fees, software support and maintenance expenses, office expenses and rent, increased human resources expense of $0.3 million primarily related to pre-employment costs and an update to our payroll processing server and increased legal expense of $0.3 million.

Home sales and rentals general and administrative costs increased primarily due to increased salary expense of $0.5 million, increased health insurance costs of $0.2 million, increased commissions on home sales of $0.3 million, increased advertising expense of $0.3 million and increased utility expense of $0.2 million.

Depreciation and amortization costs increased as a result of additional depreciation and amortization of $9.5 million primarily related to our newly acquired properties (See Note 2 to our financial statements), $6.9 million related to depreciation on investment property for use in our rental program, $2.3 million related to the amortization of in place leases and promotions, and $1.7 million related to the write off of the remaining net book value for assets replaced during the year.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily due to an increase of $1.8 million in our mortgage interest due to debt associated with the acquired properties (See Note 2 to our financial statements), an increase of $1.5 million in amortized financing costs, an increase of $1.3 million in interest expense on our secured borrowing arrangements, and an increase of $0.9 million in interest on our lines of credit, partially offset by a decrease in preferred OP unit interest expense.

Distributions from affiliate decreased approximately $1.7 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2013 and 2012 is distribution income. The amount of the distribution is determined by Origen on a quarterly basis. See Note 7 to our financial statements.

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio for the year ended December 31, 2012 and 2011:

	Year Ended December 31,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$255,761	$223,613	$32,148	14.4%
Property operating expenses:
Payroll and benefits	20,340	17,312	3,028	17.5%
Legal, taxes, & insurance	3,216	3,200	16	0.5%
Utilities	29,445	25,146	4,299	17.1%
Supplies and repair	10,085	8,852	1,233	13.9%
Other	5,753	4,680	1,073	22.9%
Real estate taxes	19,207	17,547	1,660	9.5%
Property operating expenses	88,046	76,737	11,309	14.7%
Real Property NOI	$167,715	$146,876	$20,839	14.2%

	As of December 31,
Other Information	2012	2011	Change
Number of properties	173	159	14
Developed sites	63,697	54,811	8,886
Occupied sites (1) (2)	50,412	44,204	6,208
Occupancy % (1)	87.3%	85.3%	2.0%
Weighted average monthly site rent - MH (3)	$434	$420	$14
Weighted average monthly site rent - RV (3)	$406	$418	$(12)
Sites available for development	6,969	6,443	526
(1)      Occupied sites and occupancy % include MH and annual RV sites and excludes transient RV sites.

(2)	Occupied sites include 4,989 sites acquired in 2012 and 4,814 sites acquired during 2011.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 14.2% growth in NOI was primarily due to $13.0 million from newly acquired properties and $7.8 million from Same Site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The Same Site information in this comparison of the years ended December 31, 2012 and 2011 includes all properties acquired on or prior to December 31, 2010 and which were owned and operated by the Company during the years ended December 31, 2012 and 2011.

	Year Ended December 31,
Financial Information (in thousands)	2012	2011	Change	% Change
Income from Real Property	$207,849	$198,806	$9,043	4.5%
Property operating expenses:
Payroll and benefits	16,696	16,223	473	2.9%
Legal, taxes, & insurance	2,652	2,993	(341)	(11.4)%
Utilities	11,288	11,004	284	2.6%
Supplies and repair	8,428	8,163	265	3.2%
Other	4,807	4,310	497	11.5%
Real estate taxes	16,157	16,055	102	0.6%
Property operating expenses	60,028	58,748	1,280	2.2%
Real Property NOI	$147,821	$140,058	$7,763	5.5%

	As of December 31,
Other Information	2012	2011	Change
Number of properties	136	136	—
Developed sites	48,222	47,850	372
Occupied sites (1)	39,860	39,230	630
Occupancy % (1) (2)	86.7%	85.8%	0.9%
Weighted average monthly rent per site - MH (3)	$437	$425	$12
Weighted average monthly rent per site - RV (3)	$453	$431	$22
Sites available for development	4,908	5,247	(339)
(1)      Occupied sites and occupancy % include MH and annual RV sites, and excludes transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

Real Property NOI increased $7.8 million, or 5.5%, compared to 2011. Income from real property revenue consists of manufactured home and RV site rent, and miscellaneous other property revenues. The 4.5% growth in income from real property was due to a combination of factors.  Revenue from our manufactured home and RV portfolio increased $9.5 million due to average rental rate increases of 2.8% and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, other revenues decreased $0.5 million due to a decrease in cable television royalties and utility income partially offset by an increase in other charges and fees.

Property operating expenses increased $1.3 million, or 2.2%, compared to 2011. Payroll and benefits increased by $0.5 million due to increased salaries partially offset by decreased health and life insurance costs. Other expenses increased $0.5 million primarily due to increased operational meeting expenses, general office expenses, security service expenses, regional manager travel expense and resident relations expenses. Supplies and repairs increased $0.3 million primarily due to increased lawn services and community maintenance expenses. Utilities expenses increased $0.3 million primarily due to increased cable, telephone and internet expenses, and real estate taxes increased $0.1 million. These increases were partially offset by a decrease in property insurance of $0.3 million.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program for the year ended December 31, 2012 and 2011 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2012	2011	Change	% Change
Rental home revenue	$26,589	$22,290	$4,299	19.3%
Site rent from Rental Program (1)	38,636	31,897	6,739	21.1%
Rental Program revenue	65,225	54,187	11,038	20.4%
Expenses
Commissions	2,207	1,908	299	15.7%
Repairs and refurbishment	9,002	8,080	922	11.4%
Taxes and insurance	3,467	3,100	367	11.8%
Marketing and other	3,465	3,108	357	11.5%
Rental Program operating and maintenance	18,141	16,196	1,945	12.0%
Rental Program NOI	$47,084	$37,991	$9,093	23.9%

Other Information
Number of occupied rentals, end of period	8,110	7,047	1,063	15.1%
Investment in occupied rental homes	$287,261	$237,383	$49,878	21.0%
Number of sold rental homes	953	789	164	20.8%
Weighted average monthly rental rate	$782	$756	$26	3.4%
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

The 23.9% growth in Rental Program NOI was primarily due to increased revenues of $11.0 million, offset by increased expenses of $1.9 million. Revenues increased primarily due to the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expense of $1.9 million was due to several factors.  Due to the increased number of occupied rental homes in the Rental Program, refurbishment costs for occupant turnover increased $0.5 million, personal property and use taxes increased $0.4 million, bad debt expense increased $0.4 million and repair costs increased $0.4 million. Commissions increased $0.3 million due to the increased number of new and renewed leases. Those increases were partially offset by a $0.1 million decrease in advertising costs.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the year ended December 31, 2012 and 2011 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2012	2011	Change	% Change
New home sales	$5,380	$2,062	$3,318	160.9%
Pre-owned home sales	39,767	30,190	9,577	31.7%
Revenue from homes sales	45,147	32,252	12,895	40.0%
New home cost of sales	4,553	1,700	2,853	167.8%
Pre-owned home cost of sales	30,365	23,692	6,673	28.2%
Cost of home sales	34,918	25,392	9,526	37.5%
NOI / Gross profit	$10,229	$6,860	$3,369	49.1%

Gross profit – new homes	$827	$362	$465	128.5%
Gross margin % – new homes	15.4%	17.6%	(2.2)%
Gross profit – pre-owned homes	$9,402	$6,498	$2,904	44.7%
Gross margin % – pre-owned homes	23.6%	21.5%	2.1%

Statistical Information
Home sales volume:
New home sales	76	28	48	171.4%
Pre-owned home sales	1,666	1,411	255	18.1%
Total homes sold	1,742	1,439	303	21.1%

Home Sales NOI increased 49.1% compared to 2011. Gross profit on new home sales increased $0.5 million and gross profit on pre-owned home sales increased $2.9 million primarily due to increased sales volume.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,
	2012	2011	Change	% Change
Ancillary revenues, net	$(180)	$7	$(187)	(2,671.4)%
Interest income	$11,018	$9,509	$1,509	15.9%
Brokerage commissions and other revenues	$617	$929	$(312)	(33.6)%
Real property general and administrative	$20,037	$19,704	$333	1.7%
Home sales and rentals general and administrative	$8,316	$7,571	$745	9.8%
Acquisition related costs	$4,296	$1,971	$2,325	118.0%
Depreciation and amortization	$89,674	$74,193	$15,481	20.9%
Interest expense	$71,180	$67,939	$3,241	4.8%
Distributions from affiliates	$3,900	$2,100	$1,800	85.7%

Ancillary revenues, net decreased primarily due increased costs related to the maintenance and operation of our golf courses, restaurants and pro shops and increased insurance, warranty and credit bureau expense, partially offset by increased revenue from our golf courses, restaurants and pro shops.

Interest income increased primarily due to increases in interest income of $0.9 million from collateralized receivables and $0.5 million from installment note receivables.

Home sales and rentals general and administrative costs increased primarily due to increased salary, commission and bonus costs.

Acquisition related costs increased by $2.3 million. These costs have been incurred for both completed and potential acquisitions (See Note 2 to our financial statements).

Depreciation and amortization costs increased primarily due to increased depreciation on investment property for use in our Rental Program of $4.9 million and increased other depreciation and amortization of $10.6 million primarily due to the newly acquired properties (See Note 2 to our financial statements).

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily due to an increase in expense associated with our secured borrowing arrangements of $0.9 million, an increase of $4.2 million in our mortgage interest due to debt associated with the acquired properties (See Note 2 to our financial statements) and a higher rate on our FNMA debt and an increase of $0.1 million in amortized financing costs, offset by a decrease of $2.0 million in interest on our lines of credit.

Distributions from affiliate increased by $1.8 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero. The income recorded in 2012 and 2011 is distribution income. The amount of the distribution is determined by Origen on a quarterly basis. See Note 7 of our financial statements.

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by NAREIT as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and real estate asset depreciation and amortization, provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

SUN COMMUNITIES, INC.

The following table reconciles net income (loss) to FFO data for diluted purposes for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$10,610	$4,958	$(1,086)
Adjustments:
Preferred return to Series A-1 preferred OP units	2,598	2,329	1,222
Preferred return to Series A-3 preferred OP units	166	—	—
Amounts attributable to noncontrolling interests	718	(318)	(671)
Depreciation and amortization	111,083	90,577	75,479
Asset impairment charge	—	—	1,382
Gain on disposition of assets	(7,592)	(5,137)	(2,635)
Funds from operations ("FFO")	$117,583	$92,409	$73,691
Adjustments:
State income tax adjustment(1)	—	—	(407)
Acquisition related costs	3,928	4,296	1,971
FFO excluding certain items	$121,511	$96,705	$75,255

Weighted average common shares outstanding:	34,228	26,970	21,147
Add:
Common OP Units	2,069	2,071	2,075
Restricted stock	504	285	235
Common stock issuable upon conversion of Series A-1 preferred OP units	1,111	1,111	580
Common stock issuable upon conversion of Series A-3 preferred OP units	67	—	—
Common stock issuable upon conversion of stock options	15	17	16
Weighted average common shares outstanding - fully diluted	37,994	30,454	24,053

FFO per share - fully diluted	$3.11	$3.05	$3.06
FFO per share excluding certain items - fully diluted	$3.22	$3.19	$3.13

(1)	The state income tax adjustment for the period ended December 31, 2011 represents the reversal of the corporate and business tax expense previously excluded from FFO in a prior period.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unitholders of the Operating Partnership, capital improvements of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our secured credit facility, secured debt financing transactions, and the use of debt and equity offerings under our automatic shelf registration statement.

We completed six acquisitions in 2013 in which we acquired 15 properties in total, one MH community and 14 RV communities. See Note 2 to our financial statements for details on the acquisitions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2014, we may finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and/or the issuance of certain equity securities.

During the year ended December 31, 2013, we invested $59.3 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2014 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing, operating cash flows and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Cash Provided by Operating Activities	$114,683	$87,251	$63,311
Net Cash Used in Investing Activities	$(352,412)	$(375,219)	$(159,328)
Net Cash Provided by Financing Activities	$212,974	$311,619	$93,454

Operating Activities

Cash and cash equivalents decreased by $24.8 million from $29.5 million as of December 31, 2012, to $4.8 million as of December 31, 2013. Net cash provided by operating activities increased by $27.4 million from $87.3 million for the year ended December 31, 2012 to $114.7 million for the year ended December 31, 2013.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See Part I, Item 1A, “Risk Factors” in this 10-K.

Investing Activities

Net cash used in investing activities was $352.4 million for the year ended December 31, 2013, compared to $375.2 million for the year ended December 31, 2012. The decrease of $22.8 million is primarily a result of less cash invested into acquisitions during 2013, partially offset by increased investment in properties, largely due to homes purchased for the Rental Program in recently acquired and expanded communities, costs incurred for the expansion of usable sites in our communities and an investment in a note receivable, which was extinguished in a net cash settlement during the acquisition of the properties upon which the note receivable was attributable to.

SUN COMMUNITIES, INC.

Financing Activities

Net cash provided by financing activities was $213.0 million for the year ended December 31, 2013, compared to $311.6 million for the year ended December 31, 2012. Cash provided by financing activities in 2012 includes $82.2 million of cash received from the issuance of Series A Preferred Stock. No such issuance was done in 2013, which accounts for the majority of the $98.6 million decrease in cash provided by financing activities.

We continually evaluate our debt maturities, and, based on management's current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. We continue to pursue borrowing opportunities with a variety of different lending institutions and have noticed that, although pricing and loan-to-value ratios remain dependent on specific deal terms, spreads for non-recourse mortgage financing are compressing and loan-to-value ratios are gradually increasing from levels a year ago. The unsecured debt markets are functioning well and credit spreads are at manageable levels. We continue to assess our debt maturities and financing needs in 2014 and beyond to try to best position the Company if current credit market conditions change.

Financial Flexibility

In May 2013, we entered into a credit agreement with Citibank, N.A. and certain other lenders consisting of a $350.0 million senior secured revolving credit facility (the "Facility"), subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. The Facility replaced our $150.0 million senior secured revolving credit facility, which was scheduled to mature on October 1, 2014. As of December 31, 2013, we had an outstanding balance of $178.1 million on the Facility. We did not have an outstanding balance on the Facility as of December 31, 2012. Borrowings under the Facility bear a floating interest rate based on Eurodollar plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility agreement, which can range from 1.65% to 2.90%.  During 2013, the highest balance on the Facility was $178.1 million, and the highest balance on the previous senior secured revolving credit facility was $110.2 million.  The borrowings under the Facility mature May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of available credit for use by us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At December 31, 2013, we had outstanding letters of credit to back standby letters of credit totaling approximately $2.7 million, leaving approximately $169.2 million available under the Facility.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of 12/31/13
Maximum Leverage Ratio	<68.5%	46.6%
Minimum Fixed Charge Coverage Ratio	>1.40	2.19
Minimum Tangible Net Worth	>$850,141	$1,123,878
Maximum Dividend Payout Ratio	<95.0%	72.2%

Market and Economic Conditions
While the U.S. continues to see moderate signs of recovery including improvements in job growth, motor vehicle sales and the housing market, the improvements are somewhat inconsistent. The Federal Reserve’s tapering of monetary stimulus which began in December 2013, and which has long suppressed long term interest rates, brings the risk of rising interest rates to the forefront which could move investor sentiment away from the real estate sector. The change in monetary policy could also be perceived as the precursor to real economic improvement which could bode well for real estate operations. Rising interest rates in the U.S as well as the slowing of quantitative easing by the Federal Reserve has also had a significant impact on global economies which were are also challenged by political and financial instability. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

SUN COMMUNITIES, INC.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2013, we had 75 unencumbered properties with an estimated market value of $676.1 million, 58 of these properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2013, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - CMBS (1)	$643,172	$6,639	$271,122	$48,967	$316,444
Collateralized term loans - FNMA	366,019	5,178	62,998	10,991	286,852
Aspen preferred OP Units and Series B-3 preferred OP Units	47,022	11,240	—	—	35,782
Lines of credit	181,383	3,283	—	178,100	—
Secured borrowing	110,510	4,871	11,358	13,562	80,719
Mortgage notes, other (2)	143,343	14,986	33,050	21,601	73,706
Total principal payments	1,491,449	46,197	378,528	273,221	793,503

Interest expense (3)	362,504	61,272	108,816	71,742	120,674
Operating leases	2,511	918	1,593	—	—
Total contractual obligations	$1,856,464	$108,387	$488,937	$344,963	$914,177
(1) Our contractual cash obligation related to our Collateralized term loans - CMBS excludes a $1.7 million premium.

(2) Our contractual cash obligation related to our Mortgage notes, other excludes a $0.3 million discount.

(3) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2013 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2013, our net debt to enterprise value approximated 45.8% (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 6.8 years and a weighted average interest rate of 5.0%.

Capital expenditures for the year ended December 31, 2013 and 2012 included recurring capital expenditures of $14.0 million and $9.1 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a significant decline in our recurring capital expenditures during 2014.

SUN COMMUNITIES, INC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing these financial statements, management has made its best estimate and judgment of certain amounts included in the financial statements. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements:

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long-lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

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

Notes and Other Receivables

We make financing available to purchasers of manufactured homes generally located in our communities. The notes are collateralized by the underlying manufactured home sold. Notes receivable include both installment loans purchased by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables (See Note 5 to our financial statements for additional information). For purposes of accounting policy, all notes receivable are considered one homogeneous segment, as the notes are typically underwritten using the same requirements and terms. Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss. Interest income is accrued based upon the unpaid principal balance of the loans.

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2013 and 2012. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our

SUN COMMUNITIES, INC.

experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 5 to our financial statements for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the notes receivables for impairments. No loans were considered impaired as of December 31, 2013 and 2012.

We evaluate the credit quality of our notes receivable at the inception of the receivable. We consider the following factors in order to determine the credit quality of the applicant - rental payment history; home debt to income ratio; loan value to the collateralized asset; total debt to income ratio; length of employment; previous landlord references; and FICO scores.

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

Refer to Note 1 to our consolidated financial statements for additional information on certain critical accounting policies and estimate.

Impact of New Accounting Standards

See Note 18 to our financial statements, "Recent Accounting Pronouncements", within this Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any unconsolidated entities that it believes have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources.

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

We have three derivative contracts consisting of one interest rate swap agreement with a notional amount of $20.0 million, and two interest rate cap agreements with a total notional amount of $162.4 million as of December 31, 2013. The swap agreement fixed $20.0 million of variable rate borrowings at 4.02% through January 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $344.0 million and $222.5 million as of December 31, 2013 and 2012, respectively, which bear interest at prime or various LIBOR rates. If prime or LIBOR increased or decreased by 1.0% during the year ended December 31, 2013 and 2012, we believe our interest expense would have increased or decreased by approximately $2.4 million and $2.4 million based on the $235.9 million and $237.8 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

SUN COMMUNITIES, INC.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that information we are required to disclose in filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Form 10-K for the fiscal year ended December 31, 2013. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2013 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Committees

At the Company's Annual Meeting of Shareholders held July 23, 2013, the Company's shareholders approved Articles of Amendment to our Amended and Restated Articles of Incorporation, as amended and supplemented, under which the classification of our Board of Directors ("the Board") was eliminated and all directors will be elected annually for one-year terms beginning at our 2014 annual shareholders meeting.
The Board meets quarterly, or more often as necessary. The Board met five times during 2013 and took various actions pursuant to resolutions adopted by unanimous written consent. All directors attended at least 75% of the meetings of the Board and each committee on which they served. Except for Messrs. Paul D. Lapides and Ronald L. Piasecki, all of our board members attended the 2013 annual meeting.
Effective January 1, 2014, the Board increased the number of members of the Board from seven to eight as permitted under our bylaws and appointed Brian M. Hermelin to serve as a director of the Company until our 2014 annual shareholders meeting and until his successor is elected and qualifies. In addition, Mr. Hermelin has been appointed to the Audit Committee and Executive Committee of the Board, and has been designated as an audit committee financial expert.
Several important functions of the Board may be performed by committees that are comprised of members of the Board. Our bylaws authorize the formation of these committees and grant the Board the authority to prescribe the functions of each committee and the standards for membership of each committee. In addition, the Board appoints the members of each committee. The Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Executive Committee. You may find copies of the charters of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. You may also find a copy of our corporate governance guidelines and our code of business conduct and ethics under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. All of the committee charters, our corporate governance guidelines and our code of business conduct and ethics are available in print to any shareholder who requests them.

The Audit Committee operates pursuant to a fourth amended and restated charter that was approved by the Board in April 2013, and is reviewed annually. It is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. The Audit Committee, among other functions, (i) has the sole authority to appoint, retain, terminate and determine the compensation of our independent accountants, (ii) reviews with our independent accountants the scope and results of the audit engagement, (iii) approves professional services provided by our independent accountants, (iv) reviews the independence of our independent accountants, and (v) directs and controls our internal audit functions. The current members of the Audit Committee are Messrs. Robert H. Naftaly, Clunet R. Lewis (Chairman), Brian M. Hermelin and Ms. Stephanie W. Bergeron, all of whom are “independent” as that term is defined in the rules of the SEC and applicable rules of the NYSE. The Audit Committee held four formal meetings during the year ended December 31, 2013. The Board has determined that each member of the Audit Committee is an “audit committee financial expert”, as defined by SEC rules.

The Compensation Committee operates pursuant to a charter that was approved by the Board in March 2004. A copy of the Compensation Committee Charter is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. The Compensation Committee, among other functions, (i) reviews and approves corporate goals and objectives relevant to the compensation of the Chief Executive Officer and such other executive officers as may be designated by the Chief Executive Officer, evaluates the performance of such officers in light of such goals and objectives, and determines and approves the compensation of such officers based on these evaluations, (ii) approves the compensation of our other executive officers, (iii) recommends to the Board for approval the compensation of the non-employee directors and (iv) oversees our incentive-compensation plans and equity-based plans. The current members of the Compensation Committee are Messrs. Robert H. Naftaly (Chairman), Clunet R. Lewis and Paul D. Lapides, all of whom are independent directors under the NYSE rules. During the year ended December 31, 2013, the Compensation Committee held two formal meetings and took various actions by unanimous written consent (see “Report of the Compensation Committee on Executive Compensation”).

The Nominating and Corporate Governance Committee (the “NCG Committee”) operates pursuant to a charter that was approved by the Board in March 2004. A copy of the NCG Committee Charter is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com. The NCG Committee, among other functions, is responsible for (i) identifying individuals qualified to become Board members, consistent with criteria approved by the Board, (ii) recommending that the Board

SUN COMMUNITIES, INC.

select the committee-recommended nominees for election at each annual meeting of shareholders, (iii) developing and recommending to the Board a set of corporate governance guidelines applicable to us, and (iv) periodically reviewing such guidelines and recommending any changes, and overseeing the evaluation of the Board. The current members of the NCG Committee are Messrs. Paul D. Lapides (Chairman), Clunet R. Lewis and Ronald L. Piasecki, all of whom are independent under the NYSE rules. The NCG Committee held one formal meeting during the year ended December 31, 2013. The NCG Committee considers diversity and skills in identifying nominees for service on our Board. Regarding diversity, the NCG Committee considers the entirety of the board and a wide range of economic, social and ethnic backgrounds and does not nominate representational directors from any specific group.

The Executive Committee operates pursuant to a charter that was approved by the Board in January 2014. The Executive Committee was established to generally manage our day-to-day business and affairs between regular Board meetings. The Executive Committee has specific authority to approve any and all acquisitions and/or financings (including refinancings of existing debt) by us or our subsidiaries up to a maximum purchase price or loan amount of $50 million per transaction. In no event may the Executive Committee, without the prior approval of the Board acting as a whole: (i) recommend to the shareholders an amendment to our charter; (ii) amend our bylaws; (iii) adopt an agreement of merger or consolidation; (iv) recommend to the shareholders the sale, lease or exchange of all or substantially all of our property and assets; (v) recommend to the shareholders our dissolution or a revocation of a dissolution; (vi) fill vacancies on the Board; (vii) fix compensation of the directors for serving on the Board or on a committee of the Board; (viii) declare distributions or authorize the issuance of our stock; (ix) approve or take any action with respect to any related party transaction involving us; or (x) take any other action which is forbidden by our bylaws or charter. All actions taken by the Executive Committee must be promptly reported to the Board as a whole and are subject to ratification, revision and alteration by the Board, except that no rights of third persons created in reliance on authorized acts of the Executive Committee can be affected by any such revision or alteration. The current members of the Executive Committee are Messrs. Gary A. Shiffman, Arthur A. Weiss and Brian M. Hermelin. The Executive Committee did not hold any formal meetings during the year ended December 31, 2013.

The Board oversees and implements its risk management function several different ways. Specifically, the Audit Committee discusses our risk assessment and risk management policies with the Chief Financial Officer and other accounting staff, our internal auditor and our independent accountants in conjunction with its review of our financial statements as they deem necessary. In addition, the Board discusses the general risks facing us, the risk factors disclosed in our annual and period reports and our risk management policies with our executive management team from time to time throughout the year. In the event that a specific risk is identified, the Board or the Audit Committee directs management to assess, evaluate and provide remedial recommendations to the Board or the Audit Committee.

Independence of Non-Employee Directors

The NYSE rules require that a majority of the Board consist of members who are independent. There are different measures of director independence—independence under NYSE rules, under Section 16 of the Exchange Act and under Section 162(m) of the Code. The Board has reviewed information about each of our non-employee directors and determined that Ms. Stephanie W. Bergeron and Messrs. Paul D. Lapides, Clunet R. Lewis, Robert H. Naftaly, Ronald L. Piasecki and Brian M. Hermelin are independent directors. The independent directors meet on a regular basis in executive sessions without management participation. In 2013, the executive sessions occurred after some of the regularly scheduled meetings of the entire Board and may occur at such other times as the independent directors deem appropriate or necessary. The Board appoints a lead director on an annual basis to serve for a term of one year. Clunet R. Lewis is currently serving as lead director. The lead director calls and presides at the executive sessions of our independent directors, acts as a liaison between our management team and the Board and is responsible for identifying, analyzing and making recommendations to the Board with respect to certain strategic and extraordinary matters.

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

SUN COMMUNITIES, INC.

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

Consideration of Shareholder Nominated Directors

The NCG Committee’s current policy is to review and consider any director candidates who have been recommended by shareholders in compliance with the procedures established from time to time by the NCG Committee. All shareholder recommendations for director candidates must be submitted in writing to our Secretary at Sun Communities, Inc., 27777 Franklin Road, Suite 200, Southfield, MI 48034, who will forward all recommendations to the NCG Committee. All shareholder recommendations for director candidates for election at the 2015 annual meeting of shareholders must be submitted to our Secretary not earlier than the 120th day and not later than the 90th day prior to the first anniversary of the 2014 annual meeting provided, however, that if the 2015 annual meeting is more than 30 days earlier or later than the first anniversary of the 2014 annual meeting, notice by the shareholder must be delivered not earlier than the 120th day and not later than the 90th day prior to the date of the 2015 annual meeting or, if the first public announcement of the date of the 2015 annual meeting is less than 100 days prior to the date of the 2014 annual meeting, the tenth day following the day on which public announcement of the date of the 2015 annual meeting is first made by us. All shareholder recommendations for director candidates must include the following information:

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

SUN COMMUNITIES, INC.

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

Name	Age	Office
Gary A. Shiffman	59	Chairman, Chief Executive Officer and Director
Stephanie W. Bergeron	60	Director
Paul D. Lapides	59	Director
Clunet R. Lewis	67	Director
Robert H. Naftaly	75	Director
Ronald L. Piasecki	74	Director
Arthur A. Weiss	65	Director
Brian M. Hermelin(1)	48	Director
(1) Mr. Hermelin was appointed effective January 1, 2014.

Gary A. Shiffman is our Chairman and Chief Executive Officer and has been an executive officer since our inception. He is a member of our Executive Committee. He has been actively involved in the management, acquisition, construction and development of MH communities and has developed an extensive network of industry relationships over the past twenty years. He has overseen the acquisition, rezoning, development and marketing of numerous manufactured home expansion projects, as well as other types of income producing real estate. Additionally, Mr. Shiffman has significant direct holdings in various real estate asset classes, which include office, multi-family, industrial, residential and retail. Mr. Shiffman is an executive officer and a director of SHS and all of our other corporate subsidiaries. Mr. Shiffman is also a director of Origen.

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

SUN COMMUNITIES, INC.

Robert H. Naftaly has been a director since October 2006. He is currently the chairman of our Compensation Committee and a member of our Audit Committee. Mr. Naftaly is retired as President and Chief Executive Officer of PPOM, an independent operating subsidiary of Blue Cross Blue Shield of Michigan (“BCBSM”) and as Executive Vice President and Chief Operating Officer of BCBSM. Previously, Mr. Naftaly served as Vice President and General Auditor of Detroit Edison Company and was the Director of the Department of Management and Budget for the State of Michigan. He was a managing partner and founder of Geller, Naftaly, Herbach & Shapiro, a certified public accounting firm. In addition, Mr. Naftaly has served as a director of Meadowbrook Insurance Group, Inc. (NYSE:MIG) since 2002 where he is currently the Chairman of the Compensation Committee and a member of the Capital Strategy and Acquisition Committee. Mr. Naftaly previously served as a director of Walsh College, a non-profit institution that offers business and technology degrees and programs and since November 2013 has been a director emeritus of Walsh College. Mr. Naftaly also serves as a director and the chair of the Audit Committee at Talmer Bancorp, Inc. (NASDAQ: TLMR). Mr. Naftaly, a certified public accountant, draws upon a wide experience of board membership and leadership experiences. Mr. Naftaly was appointed by Governor Jennifer Granholm, as Chairperson, State Tax Commission of the State of Michigan in 2002. Mr. Naftaly is a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants. In 2002, he received the Distinguished Achievement Award from the Michigan Association of Certified Public Accountants.

Ronald L. Piasecki has been a director since May 1996, upon completion of our acquisition of twenty-five MH communities (the “Aspen Properties”) owned by affiliates of Aspen Enterprises, Ltd. (“Aspen”). He is currently a member of our NCG Committee. Mr. Piasecki was a director of Aspen Properties, which he co-founded in 1974. From 1974 until its sale to us in 1996, Mr. Piasecki was the managing partner in charge of property financing, legal and accounting relationships, resident relations, lobbying and syndication and sale of registered private equity limited partnership and participating mortgage interests. Prior to our acquisition, Aspen was one of the largest privately-held developers and owners of manufactured housing communities in the U.S. Mr. Piasecki has been involved in real estate development and management since 1968 when he began working in the tax department of the then accounting firm of Lybrand, Ross Brothers and Montgomery in Detroit. Mr. Piasecki then practiced law, specializing in real estate development, syndication and management, until 1980 when he became a full time partner in Aspen. Mr. Piasecki is currently engaged in the financing, development and management of real estate properties.

Arthur A. Weiss has been a director since October 1996. He is a member of our Executive Committee. Since 1976, Mr. Weiss has practiced law with the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents us in various matters. Mr. Weiss is currently Chairman of the firm and a shareholder of Jaffe, Raitt, Heuer & Weiss, Professional Corporation. Mr. Weiss practices law in the area of business planning, taxation, estate planning and real estate law. Mr. Weiss is a director of several closely-held companies in the real estate industry, steel industry and technology industry and currently serves as a director of Talmer Bancorp, Inc. (NASDAQ: TLMR). Mr. Weiss is also a director and officer of a number of closely held public and private nonprofit corporations, which include the Detroit Symphony Orchestra, where he is on the executive committee, and serves as a treasurer and board member. Mr. Weiss received a MBA in finance and a post graduate LLM degree from New York University in taxation. In addition to being an author and frequent lecturer in the Detroit area, Mr. Weiss previously was an Adjunct Professor of Law at Wayne State University. Mr. Weiss was previously recognized as one of the nation’s Top 100 Attorneys by Worth magazine and has been chosen over the last 10 years as one of the Super Lawyers.

Brian M. Hermelin was appointed, effective January 1, 2014, to serve as a director of the Company until the 2014 annual meeting of shareholders and until his successor is elected and qualifies. He is a member of our Audit Committee and Executive Committee. Mr. Hermelin is the Co-Founder and Managing Partner since 2007 of Rockbridge Growth Equity LLC, a private equity investment firm focusing on companies in the business services, financial services, sports, media and entertainment, and consumer direct marketing industries. He is also a co-founder and General Partner of Detroit Venture Partners, LLC, a venture capital firm based in Detroit, Michigan. From December 2000 to May 2011, Mr. Hermelin served as Chairman and Chief Executive Officer of Active Aero Group/USA Jet Airlines Inc., an air charter and logistics firm that also operates an air charter service for freight and passenger air transport. In addition, he is the chair of the Audit Committee of Rock Ohio Caesars LLC.

SUN COMMUNITIES, INC.

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

Director	CEO/Board Experience	Real Estate Industry	Transactional Experience	Property Operations	Financial Expertise	Legal / Regulatory
Gary A. Shiffman	X	X	X	X	X
Stephanie W. Bergeron	X		X		X
Paul D. Lapides	X	X	X	X	X	X
Clunet R. Lewis	X	X	X		X	X
Robert H. Naftaly	X		X		X
Ronald L. Piasecki	X	X	X	X	X	X
Arthur A. Weiss	X	X	X		X	X
Brian M. Hermelin(1)	X		X		X
(1) Mr. Hermelin was appointed effective January 1, 2014.

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

As announced on February 27, 2006, the SEC completed its inquiry regarding the accounting for our SunChamp investment during 2000, 2001 and 2002, and the entry of an agreed-upon Administrative Order (the “Order”). The Order required us to cease and desist from violations of certain non-intent based provisions of the federal securities laws, without admitting or denying any such violations. On February 27, 2006, the SEC filed a civil action against Mr. Shiffman, in his capacity as our Chief Executive Officer, Jeffrey P. Jorissen, our then (and now former as of February 2008) Chief Financial Officer and a former Controller in the United States District Court for the Eastern District of Michigan alleging various claims generally consistent with the SEC’s findings set forth in the Order. On July 21, 2008, the U.S. District Court for the Eastern District of Michigan approved a settlement whereby the SEC dismissed its civil lawsuit against Mr. Shiffman and our former Controller. The SEC concurrently reached a settlement with Mr. Jorissen.

Executive Officers

The persons listed below are our executive officers who served during the last completed fiscal year. Each is appointed by, and serves at the pleasure of, the Board.

Name	Age	Office
Gary A. Shiffman	59	Chairman and Chief Executive Officer
John B. McLaren	43	President and Chief Operating Officer
Karen J. Dearing	49	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	58	Executive Vice President

Background information for Gary A. Shiffman is provided above. Background information for the other three current executive officers is set forth below.

SUN COMMUNITIES, INC.

John B. McLaren has been in the manufactured housing industry since 1995. He has served as our President since February 2014 and as our Chief Operating Officer since February 2008. From February 2008 to February 2014, he served as an Executive Vice President of the Company. From August 2005 to February 2008, he was Senior Vice President of SHS with overall responsibility for homes sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for SHS with responsibility for developing and leading our Rental Program.

Karen J. Dearing joined us in October 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground up developments and expansions. Ms. Dearing became our Corporate Controller in 2002, a Senior Vice President in 2006, and Executive Vice President and Chief Financial Officer in February 2008. She is responsible for the overall management of our information technology, accounting and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier and five years’ experience as a certified public accountant with Deloitte.

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

To the best of our knowledge, as of the date of this Form 10-K, there are no material proceedings to which any executive officer is currently a party, or has a material interest, adverse to us. To the best of our knowledge, except with respect to Mr. Shiffman (as described above), during the past ten years: (i) there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions that are material to the evaluation of the ability or integrity of any executive officer, (ii) no executive officer has been the subject of a or a party to any judicial or administrative proceedings relating to an alleged violation of (a) mail or wire fraud; (b) fraud in connection with any business entity; or (c) violations of federal or state securities, commodities, banking or insurance laws and regulations, and (iii) no any executive officer has been the subject of a or a party to any sanction or order of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers and beneficial owners of more than 10% of our capital stock to file reports of ownership and changes of ownership with the SEC and the NYSE. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that, during the year ended December 31, 2013, our directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all filing requirements applicable to them, except that Mr. Arthur A. Weiss failed to timely file one report disclosing the sale of 1,368 shares of common stock by a trust of which he is a co-trustee.

SUN COMMUNITIES, INC.

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

The Compensation Committee has the authority to retain and terminate independent, third-party compensation consultants and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. The Compensation Committee did not engage a compensation consultant firm for 2013 compensation year. Each member of the Compensation Committee is independent under NYSE rules. A copy of the Compensation Committee Charter is available under the “Investors-Officers and Directors” section of our website at www.suncommunities.com.

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

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC.

The Compensation Committee also considered the results of the advisory vote by shareholders on executive compensation, or the "say-on-pay" proposal, presented to shareholders at our July 23, 2013 Annual Meeting. As reported in our Form 8-K, filed with the SEC on July 29, 2013, approximately 98% of the shares that voted on the say-on-pay proposal approved our 2012 executive compensation. Based on the votes from our 2013 Annual Meeting, we will continue to offer an annual non-binding advisory vote on the executive compensation. Accordingly, the Compensation Committee made no direct changes to the Company's executive compensation program as a result of the say-on-pay vote and our executive compensation program for the year ended December 31, 2013 continued to focus on the factors and objectives described above.

The key components of executive officer compensation are base salary, annual incentive awards, and long-term equity incentive awards. Base salary is generally based on factors such as an individual officer’s level of responsibility, prior years’ compensation, comparison to compensation of other officers, and compensation provided at competitive companies and companies of similar size.

Annual incentive awards are cash bonuses that motivate the executive officers to maximize our annual operating and financial performance and reward participants based on annual performance. The Compensation Committee annually reviews the performance measures for determining award levels which include individual performance, our performance against budget and growth in FFO and CNOI, in each case as measured against targets established by the Compensation Committee. A definition of FFO and NOI is included under the heading “Supplemental Measures” in Item 7 of this Form 10-K, and CNOI is described further below. The Compensation Committee, in its sole discretion, may make adjustments to the NAREIT definition of FFO in determining FFO performance targets and achievement. The specific performance measures of the 2013 annual incentive award plan are further enumerated below.

Long-term equity incentive awards are provided to the executive officers in order to increase their personal stake in our success and motivate them to enhance our long-term value while better aligning their interests with those of other shareholders. Equity awards are generally awarded in the form of restricted stock although stock options are utilized from time to time. The value of the restricted shares awarded is the price of a share of our stock as of the close of business on the grant date. On an annual basis the Compensation Committee reviews and approves the equity incentives to be issued to each of the executive officers for the prior year’s performance. There is no established target for long-term equity incentive awards for any of the executive officers either as a dollar value or percentage of their total compensation. Rather, the Compensation Committee reviews this component of each executive officer’s total compensation on an annual basis. As such, during the year ended December 31, 2013, the Compensation Committee awarded 290,000, 15,000, 3,000 and 15,000 shares of restricted stock to Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively. In February 2014, a grant of 8,000 shares of restricted stock was awarded to Mr. Colman. Restricted stock awards generally begin to vest after three to four years from the date of grant and then vest over the following four to five years. Our executive officers (as well as our employees that receive restricted stock awards) receive distributions on the restricted stock awards that have been granted to date, including restricted stock awards that have not vested.

Employment Agreements

Gary A. Shiffman

In June 2013, we entered into an employment agreement with Gary A. Shiffman, under which he serves as our Chief Executive Officer. He also served as our President until February 2014. We and Mr. Shiffman entered into a prior employment agreement in 2005, which expired on December 31, 2011 and was automatically renewed for a one-year term in both 2012 and 2013. This agreement supersedes the 2005 employment agreement. Mr. Shiffman's employment agreement has an initial term ending June 20, 2018 and will be automatically renewed for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to this employment agreement, Mr. Shiffman is paid an annual base salary of $671,000, which will be increased by an annual cost of living adjustment on January 1 of each year of the term, beginning in 2014. In addition to his base salary, we may pay Mr. Shiffman annual incentive compensation in an amount up to 100% of his then current base salary, as follows: (i) if, in the sole discretion of the Compensation Committee of our Board, Mr. Shiffman fulfills his annual individual goals and objectives as approved by the Compensation Committee, he will receive incentive compensation in the amount of 25% of his then current base salary; (ii) if, in the sole discretion of the Compensation Committee, the Company achieves the FFO and financial budget objectives approved by our Board at the beginning of the applicable year, Mr. Shiffman will receive incentive compensation in the amount of 50% of his then current base salary; and (iii) the remaining 25% of the incentive compensation may be awarded to Mr. Shiffman in the sole discretion of the Compensation Committee for extraordinary performance during the applicable year. Incentive compensation paid or payable to Mr. Shiffman under the employment agreement shall not be deemed to be fully earned and vested, and must be repaid to the extent such incentive compensation becomes subject to clawback pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, any rules promulgated thereunder or the rules and regulations of the New York Stock Exchange. The non-competition clauses of Mr. Shiffman’s employment agreement preclude him from engaging, directly or indirectly: (a) in the real estate business or any other business competitive with our business during the period

SUN COMMUNITIES, INC.

he is employed by us; and (b) in the manufactured housing community business or any other business competitive with our business for a period of 18 months following the period he is employed by us. However, Mr. Shiffman’s employment agreement does allow him to make passive investments relating to real estate in general. See "Change in Control and Severance Agreements" for a description of the terms of Mr. Shiffman's employment agreement relating to change in control and severance payments.

In connection with the execution of the employment agreement, and pursuant to a restricted stock award agreement, we also issued Mr. Shiffman 250,000 restricted shares of our common stock.

A copy of Mr. Shiffman’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

Karen J. Dearing

On March 7, 2011 with an effective date of January 1, 2011 (the “Effective Date”), we entered into an employment agreement with Karen J. Dearing pursuant to which Ms. Dearing serves as our Executive Vice President, Chief Financial Officer, Secretary, and Treasurer. Ms. Dearing’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2015. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Ms. Dearing is paid an annual base salary of $335,000 thereafter, subject to adjustments in accordance with the annual cost of living provided that if the base salary for the calendar year 2014 is less than 115% of the base salary for calendar year 2011, for 2014 and 2015 only, the annual increase in the base salary shall be the greater of five percent or the otherwise applicable cost of living adjustment. Upon signing the employment agreement, Ms. Dearing was paid a one-time signing bonus of $150,000. In addition to her base salary and in accordance with the terms of her employment agreement and in sole discretion of the Compensation Committee, Ms. Dearing is eligible for annual incentive compensation of up to 50% of her base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of her base salary at the sole discretion of the Compensation Committee. The clawback clause of Ms. Dearing’s employment agreement deems that the bonus payment or any other incentive compensation is not deemed fully earned and vested, and Ms. Dearing shall reimburse us if previously paid, to the extent such incentive compensation becomes subject to clawback pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or NYSE rules. The non-competition clauses of Ms. Dearing’s employment agreement preclude her from engaging, directly or indirectly, in the development, ownership, leasing, management, financing, or sales of manufactured housing communities or manufactured homes anywhere in the continental United States or Canada during the period she is employed by us and for a period of up to twenty four months following the period she is employed by us; provided, however, that if Ms. Dearing is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period she is employed by us. Notwithstanding, Ms. Dearing’s employment agreement does allow her to make passive investments in publicly-traded entities engaged in our business during the period she is employed by us. See “Change in Control and Severance Payments” for a description of the terms of Ms. Dearing's employment agreement relating to change of control and severance payments.

A copy of Ms. Dearing’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

John B. McLaren

On March 7, 2011 but effective as of the Effective Date, we entered into an employment agreement with John B. McLaren pursuant to which Mr. McLaren serves as our Chief Operating Officer. Since February 2014, he has also served as our President. Prior to that, he was our Executive Vice President. Mr. McLaren’s employment agreement is for an initial term commencing on the Effective Date and ending on December 31, 2015. The employment agreement is automatically renewable for successive one year terms thereafter unless either party timely terminates the agreement. Pursuant to the employment agreement, Mr. McLaren is paid an annual base salary of $345,000 in the first year, $375,000 in the second year, $400,000 in the third year, and $425,000 thereafter, subject to adjustments in accordance with the annual cost of living. Upon signing the employment agreement, Mr. McLaren was paid a one-time signing bonus of $150,000. In addition to his base salary and in accordance with the terms of his employment agreement and sole discretion of the Compensation Committee, Mr. McLaren is eligible for annual incentive compensation of up to 50% of his base salary if certain annual individual and/or Company performance criteria, as established by the Compensation Committee in its sole discretion, are met and up to 50% of his base salary at the sole discretion of the Compensation Committee. The clawback clause of Mr. McLaren’s employment agreement deems that the bonus payment or any other incentive compensation is not deemed fully earned and vested, and Mr. McLaren shall reimburse us if previously paid, to the extent such incentive compensation becomes subject to clawback pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act or NYSE rules. The non-competition clauses of Mr. McLaren’s employment agreement preclude him from engaging, directly or indirectly, in the development, ownership, leasing, management, financing, or sales of manufactured housing communities or manufactured homes anywhere in the continental United States or Canada during the period he is employed by us and for a period of up to twenty four months following the period he is employed by us; provided, however, that if Mr. McLaren

SUN COMMUNITIES, INC.

is terminated without “cause” the period of non-competition shall be reduced to twelve months following the period he is employed by us. Notwithstanding, Mr. McLaren’s employment agreement does allow him to make passive investments in publicly-traded entities engaged in our business during the period he is employed by us. See “Change in Control and Severance Payments” for a description of the terms of Mr. McLaren's employment agreement relating to change of control and severance payments.

A copy of Mr. McLaren’s employment agreement is attached as an exhibit to our periodic filings under the Exchange Act.

2013 Compensation
The base salaries for the named executive officers for the year ended December 31, 2013, were paid in accordance with existing employment agreements or arrangements.
For 2013, the Compensation Committee established the following targets for the executive officers in relation to annual incentive awards. The achievement of such targets was used to determine a portion of the executive’s annual incentive award. As indicated in each executive’s employment agreement, the payment of any or all of the incentive compensation, whether or not set targets are achieved, is in the sole discretion of the Compensation Committee. The structure of the bonus plans for Mr. Shiffman and Ms. Dearing are set forth in the tables below:

CEO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Met	Exceed	Excel	Maximum Discretionary Award (2)	Total Bonus Awarded
Achievement of individual goals	$167,778	$50,333	$100,667	$167,778	$—	$167,778
Company achievement of FFO (1)	335,555	$100,667	$201,333	$335,555	$—	—
Compensation Committee Discretion (2)	167,778	$—	$—	$—	$167,778	167,778
Total	$671,111					$335,556

CFO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Met	Exceed	Excel	Maximum Discretionary Award (2)	Total Bonus Awarded
Achievement of individual goals	$88,245	$26,474	$52,947	$88,245	$—	$88,245
Company achievement of FFO (1)	176,490	$52,947	$105,894	$176,490	$—	—
Compensation Committee Discretion (2)	88,245	$—	$—	$—	$88,245	88,245
Total	$352,980					$176,490
(1) See Target Level Table below for achievement ranges.

(2) The Compensation Committee has the discretion to award the CEO and CFO a cash bonus in any amount up to a maximum of 25% of their base salary.

The individual goals for Mr. Shiffman were focused on strategic leadership of the organization and communication of our mission and values, implementation of systems and processes that assure physical, financial and human resources of our organization, providing strategic planning and guidance for growth through acquisitions and expansions and opportunistically accessing capital markets to fund growth and strengthen the balance sheet. The individual goals for Ms. Dearing were focused on evaluation and implementation of strategies associated with our capital requirements and structure including debt and equity transactions, effectively leading our accounting, tax and information technology departments, and creating and communicating along with the other executive officers, our strategic vision. The Compensation Committee determined that for fiscal year 2013 both Mr. Shiffman and Ms. Dearing “excelled” in the achievement of their individual goals and as such, achieved annual incentive awards of $167,778 and $88,245, respectively, for the achievement of this target.

Based on the results achieved in 2013, including significant community acquisitions, financing transactions and diligent management of the Company's balance sheet, the Compensation Committee, elected to exercise its sole discretion to award Mr. Shiffman and Ms. Dearing additional discretionary amounts of $167,778 and $88,245, respectively, bringing their total annual incentive bonuses to $335,556 and $176,490, respectively.

SUN COMMUNITIES, INC.

The following tables provide a summary of the various target levels that we established compared to the actual results to evaluate the achievement of certain executive goals:

	Target Ranges
Achievement Level	FFO	CNOI(2)	Revenue Producing Sites (“RPS”)
Met	$3.19 - $3.23	$221,068,057	> 1,623
Exceed	$3.24 - $3.27	$222,173,397	> 1,673
Excel	$3.27 or greater	$223,278,738	> 1,723

	Company Results
	Revised FFO(1)	CNOI(2)	Revenue Producing Sites (“RPS”)
Result	$3.16	$219,673,284	1,885
Achievement Level	Not Achieved	Not Achieved	Excel
(1) The reconciliation for Revised FFO as deemed by the Compensation Committee is below.

(2) CNOI is comprised of NOI/Gross Profit excluding any Gross Profit (Loss) on fixed asset home sales.

The following table provides information regarding the Compensation Committee’s calculation of Revised FFO (shown as diluted per share):

Year Ended December 31, 2013
Funds from operations (FFO)	$3.11
Acquisition related costs	0.11
Adjustment to reflect certain items including unbudgeted acquisitions and financing events	(0.06)
Revised FFO as deemed by the Compensation Committee	$3.16

Targets for FFO achievement were developed from the Company's budget including community acquisitions and common stock offerings completed through March 31, 2013. Adjustments were made to remove the operating results of properties acquired after March 31, 2013 including the assumed interest charge associated with the purchase price of the communities, as well as certain financing charges related to unbudgeted financing transactions.

We achieved Revised FFO/share of $3.16 as adjusted by the Compensation Committee and as such Messrs. Shiffman and McLaren and Ms. Dearing did not receive an incentive payout with respect to this target.

The structure of the annual incentive plan for Mr. McLaren is set forth in the table below:

COO Bonus Plan		% of Salary
		30%	60%	100%
Item	Allocation of Base Salary	Minimum	Target	Maximum	Maximum Discretionary Award (2)	Total Bonus Awarded
CNOI(1)	$100,000	$30,000	$60,000	$100,000	$—	$—
Company achievement of FFO	80,000	$24,000	$48,000	$80,000	$—	—
Achievement of Revenue Producing Sites (“RPS”)	20,000	$6,000	$12,000	$20,000	$—	20,000
Compensation Committee Discretion (2)	200,000				$200,000	180,000
Total	$400,000					$200,000
(1) See Target Ranges Table above for achievement ranges and definition of CNOI.

(2) The Compensation Committee has the discretion to award the COO a cash bonus in any amount up to a maximum of 50% of his base salary.

Combined net operating income for this purpose may not be the same as net operating income as disclosed in the accompanying financial statements as certain items that are not under Mr. McLaren’s control or that are recorded solely for GAAP financial purposes are excluded from the computation of combined net operating income. Mr. McLaren achieved the maximum award for the achievement of revenue producing sites and did not achieve an annual incentive award for CNOI or FFO. The Compensation

SUN COMMUNITIES, INC.

Committee, in its sole discretion, elected to award Mr. McLaren a discretionary bonus of $180,000 due to his significant efforts with respect to our core portfolio, acquired communities and leadership of the operations, sales and human resource departments.

For Jonathan M. Colman:

Mr. Colman’s annual incentive award is determined in the sole discretion of the CEO and recommended to the Compensation Committee after review of his overall responsibilities, his individual performance during the year, the annual incentives of the other executive officers and his overall compensation. For the fiscal year 2013, the CEO recommended and the Compensation Committee approved an annual incentive award of $135,000 related to his work on the acquisition of the 15 communities completed in 2013.

Tax and Accounting Implications

Deductibility of Executive Compensation.

Section 162(m) of the Code limits the deductibility on our tax return of compensation over $1.0 million to any of our named executive officers. We believe that, because we qualify as a REIT under the Code and therefore are not subject to federal income taxes on our income to the extent distributed, the payment of compensation that does not satisfy the requirements of section 162(m) has not and will not generally affect our net income. However, to the extent that compensation does not qualify for deduction of section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital. We do not believe that section 162(m) has materially affected or will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder. For these reasons, section 162(m) is not a significant factor in the Compensation Committee’s compensation policy and practices. In 2013, we did not pay any compensation to any of our named executive officers that was subject to section 162(m).

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

Director Compensation Tables

Directors who are also employees receive no additional compensation for their services as directors. During 2013, we paid directors that are not our employees the following annual fees:

	Chairman	Member
Annual Retainer	$—	$60,000
Audit Committee	$32,500	$30,000
Compensation Committee	$10,000	$5,000
NCG Committee	$10,000	$5,000
Executive Committee	$5,000	$—

SUN COMMUNITIES, INC.

The following tables provide compensation information for each member of the Board for the year ended on December 31, 2013.

Name	Fees Earned or Paid in Cash	February 2013 Restricted Stock Award(1)	Total
Stephanie W. Bergeron	$90,000	$82,242	$172,242
Paul D. Lapides	$75,000	$82,242	$157,242
Clunet R. Lewis	$102,500	$82,242	$184,742
Robert H. Naftaly	$100,000	$82,242	$182,242
Ronald L. Piasecki	$65,000	$82,242	$147,242
Arthur A. Weiss	$65,000	$82,242	$147,242
Brian M. Hermelin(2)	$—	$—	$—

(1)
This column represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”). For additional information on the valuation assumptions with respect to these grants, refer to Note 11 to our financial statements.

(2) Mr. Hermelin was appointed effective January 1, 2014.

Name	February 2013 Restricted Stock Award(1)	Aggregate number of options and restricted stock outstanding at December 31, 2013
Stephanie W. Bergeron	$82,242	10,900
Paul D. Lapides	$82,242	14,400
Clunet R. Lewis	$82,242	10,900
Robert H. Naftaly	$82,242	6,400
Ronald L Piasecki	$82,242	7,900
Arthur A. Weiss	$82,242	6,400
Brian M. Hermelin(2)	$—	—

(1)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements.

(2) Mr. Hermelin was appointed effective January 1, 2014.

In February 2014, each of our non-employee directors was granted 2,000 shares of restricted stock as provided for in the First Amended and Restated 2004 Non-Employee Director Option Plan. All of the shares will vest on February 12, 2017.

SUN COMMUNITIES, INC.

Summary Compensation Table
The following table includes information concerning compensation for our named executive officers for the fiscal year ended December 31, 2013:

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Compensation (3)	Total
Gary A. Shiffman, Chairman,	2013	$671,111	$335,556	$13,717,600	$49,249	$14,773,516
Chief Executive Officer, and	2012	$657,500	$315,000	$769,200	$59,666	$1,801,366
President (4)	2011	$637,385	$637,385	$1,882,000	$47,571	$3,204,341

Karen J. Dearing, Executive Vice	2013	$352,980	$176,490	$685,350	$3,753	$1,218,573
President, Treasurer, Chief	2012	$345,720	$135,000	$204,000	$5,502	$690,222
Financial Officer and Secretary	2011	$335,000	$402,925	$834,575	$5,145	$1,577,645

John B. McLaren, Executive Vice	2013	$400,000	$200,000	$685,350	$3,691	$1,289,041
President and Chief Operating	2012	$375,000	$150,000	$408,000	$5,279	$938,279
Officer (4)	2011	$345,000	$381,150	$1,113,925	$5,194	$1,845,269

Jonathan M. Colman, Executive	2013	$87,328	$265,000	$137,070	$2,759	$492,157
Vice President	2012	$195,388	$175,000	$—	$2,982	$373,370
	2011	$191,521	$75,000	$—	$2,210	$268,731

(1)
See “2013 Compensation” above for additional information regarding annual incentive payments awarded in 2013. Although the annual incentive payments were earned for 2013, 2012 and 2011 such payments were made in 2014, 2013 and 2012, respectively. The bonus in 2013 for Mr. Coleman includes $130,000 of acquisition related commissions. The bonus in 2011 for Ms. Dearing and Mr. McLaren includes the $150,000 signing bonus as provided for in their respective employment agreements.

(2)
This column represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to these grants, refer to Note 11 of our financial statements for the year ended December 31, 2013.

(3)
Includes matching contributions to our 401(k) plan of $3,253, $3,412, $2,480 and $3,251 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively; for the year ended December 31, 2013. Includes matching contributions to our 401(k) plan of $5,000, $5,000, $2,703 and $5,000 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively, for the year ended December 31, 2012. Includes matching contributions to our 401(k) plan of $3,862, $4,900, $1,916 and $4,851 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing, respectively, for the year ended December 31, 2011. Also includes premiums for life insurance and accidental death and disability insurance in the amount of $279 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the year ended December 31, 2013; $279 for each of Messrs. Shiffman, McLaren, Colman and Ms. Dearing for the year ended December 31, 2012; and $294 for each of Messrs. Shiffman, McLaren and Colman and Ms. Dearing for the year ended December 31, 2011. Includes perquisites for sporting events valued in the amounts of $2,717 and $223 for Mr. Shiffman and Ms. Dearing, respectively, for the year ended December 31, 2013. Includes perquisites for sporting events valued in the amounts of $8,637 and $223 for Mr. Shiffman and Ms. Dearing, respectively, for the year ended December 31, 2012. Includes perquisites for sporting events valued in the amounts of $3,415 for Mr. Shiffman for the year ended December 31, 2011. Includes $43,000, $45,750 and $40,000 paid to Mr. Shiffman by Origen Financial, Inc. for service on its Board of Directors for the years ended December 31, 2013, 2012 and 2011, respectively.

(4) Mr. McLaren was appointed to replace Mr. Shiffman as President of the Company in February 2014.

SUN COMMUNITIES, INC.

Grants of Plan Based Awards

We made the following grants of restricted shares of our common stock to certain named executive officers in 2013. The shares granted on June 20, 2013 to Mr. Shiffman in connection with his employment agreement vest 35% on June 20, 2016, 35% on June 20, 2017, 20% on June 20, 2018 and 5% on each of June 20, 2019 and June 20, 2020. The shares granted on February 15, 2013 to Messrs. McLaren and Colman and Ms. Dearing vest 20% on February 15, 2017, 30% on February 15, 2018, 35% on February 15, 2019, 10% on February 15, 2020 and five percent on February 15, 2021. One-third of the shares granted on February 15, 2013 to Mr. Shiffman vest on each of February 15, 2017, 2018 and 2019.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units (#)	Grant Date Fair Value of Stock Option Awards (1)
Gary A. Shiffman	2/15/2013	40,000	$1,827,600
	6/20/2013	250,000	$11,890,000
		290,000	$13,717,600

Karen J. Dearing	2/15/2013	15,000	$685,350

John B. McLaren	2/15/2013	15,000	$685,350

Jonathan M. Colman	2/15/2013	3,000	$137,070
(1) Pursuant to SEC rules, this column represents the total fair market value of restricted stock awards, in accordance with FASB ASC Topic 718.

SUN COMMUNITIES, INC.

Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information with respect to the value of all restricted share awards previously granted our named executive officers. None of the named executive officers hold any unexercised options.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2013

	Share Awards (1)
Name	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested (2)
Gary A. Shiffman	3,502	$149,325	(3)
	1,000	$42,640	(4)
	40,000	$1,705,600	(6)
	50,000	$2,132,000	(8)
	20,000	$852,800	(10)
	40,000	$1,705,600	(11)
	250,000	$10,660,000	(13)

Karen J. Dearing	350	$14,924	(4)
	3,000	$127,920	(5)
	6,667	$284,281	(6)
	7,500	$319,800	(7)
	10,000	$426,400	(8)
	5,000	$213,200	(9)
	15,000	$639,600	(12)

John B. McLaren
	3,000	$127,920	(5)
	6,667	$284,281	(6)
	12,500	$533,000	(7)
	7,500	$319,800	(8)
	10,000	$426,400	(9)
	15,000	$639,600	(12)
Jonathan M. Colman
	500	$21,320	(4)
	3,000	$127,920	(12)
 (1)    All share awards begin to vest after either the third or fourth anniversary of the date of grant.

(2)	Value based on $42.64, the closing price of our common stock on NYSE on December 31, 2013.

(3)	Shares will vest on July 15, 2014.

(4)	Shares will vest on May 10, 2014.

(5)	2,000 shares vest on February 5, 2014 and the remaining 1,000 shares will vest in two equal installments on February 5, 2015 and February 5, 2018.

(6)	The shares will vest in equal installments on July 30, 2014 and July 31, 2015.

(7)	One-third of the shares will vest on each of January 1, 2015, January 1, 2016 and January 1, 2017.

(8)	One-third of the shares vest on each of May 6, 2015, May 6, 2016 and May 6, 2017.

(9) Twenty percent of the shares vest on February 20, 2016, 30% of the shares vest on February 20, 2017, 35% of the shares vest on February 20, 2018, 10% of the shares vest on February 20, 2019 and 5% of the shares vest on February 20, 2020.

(10)	One-third of the shares vest on each of December 14, 2016, December 14, 2017 and December 14, 2018.

SUN COMMUNITIES, INC.

(11) One-third of the shares will vest on each of February 15, 2017, February 15, 2018 and February 15, 2019.

(12) Twenty percent of the shares will vest on February 15, 2017, 30% of the shares will vest on February 15, 2018, 35% of the shares will vest on February 15, 2019, 10% of the shares will vest on February 15, 2020 and 5% of the shares will vest on on February 15, 2021.

(13) Thirty-five percent of the shares will vest on June 20, 2016, 35% of the shares will vest on June 20, 2017, 20% of the shares will vest on June 20, 2018 and 5% of the shares will vest on each of June 20, 2019 and June 20, 2020.

Option Exercises and Stock Vested During Last Fiscal Year

The following table sets forth certain information concerning shares held by our named executive officers that vested during the fiscal year ended on December 31, 2013:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Gary Shiffman	20,000	$1,019,500

Karen J. Dearing	3,500	$150,868
	3,333	$169,900

John B. McLaren	3,500	$150,868
	3,333	$169,900
  (1) Value based on the average of the high and low of the share price on the vesting date, or the next business day if the vesting date was on a weekend.

Change in Control and Severance Payments

Under their employment agreements, we are obligated to make severance and change in control payments to Mr. Shiffman, Mr. McLaren and Ms. Dearing under certain circumstances. If any such executive is terminated without “cause” as defined in his or her employment agreement, he or she is entitled to any accrued but unpaid salary, incentive compensation and benefits through the effective date of termination. In addition, subject to the execution of a general release and continued compliance with his or her non-competition and confidentiality covenants, Mr. Shiffman is entitled to a continuation of salary for up to 18 months after termination, and each of Ms. Dearing and Mr. McLaren is entitled to a continuation of salary for up to 12 months after termination. If Mr. Shiffman’s, Mr. McLaren’s or Ms. Dearing’s employment is terminated due to death or disability, he or she or his or her successors and assigns, is entitled to any accrued but unpaid salary, incentive compensation and benefits through the effective date of termination. In addition, Mr. Shiffman, Mr. McLaren and Ms. Dearing are entitled to a continuation of salary for up to 24 months after death or disability.

If there is a change of control of the Company and any of the following events has occurred: (i) we terminate the employment of Mr. Shiffman, Mr. McLaren or Ms. Dearing within two years after the date of such change of control, (ii) the form of such change of control transaction is a sale by the Company of all or substantially all of its assets and the Company or its successor does not expressly assume the employment agreement of Mr. Shiffman, Mr. McLaren or Ms. Dearing, or (iii) in the case of Mr. Shiffman, less than two years remain under the term of his employment agreement, and in the case of Mr. McLaren or Ms. Dearing, less than 18 months remain under the term of his or her employment agreement, then we are obligated to pay Mr. Shiffman, Mr. McLaren or Ms. Dearing, as applicable, an amount equal to 2.99 times his or her then current base salary, and to continue to provide him or her health and insurance benefits for up to one year.

Under any of the foregoing events of termination or change of control, all stock options and other stock based compensation awarded to the applicable executive shall become fully vested and immediately exercisable.

SUN COMMUNITIES, INC.

The following tables describe the potential payments upon termination without cause, a termination due to death or disability or after a change of control (and associated termination of the executives) for the following named executive officers:

Termination Without Cause

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,006,667	$17,247,965	$—	$18,254,632
Karen J. Dearing	$352,980	$2,026,125	$—	$2,379,105
John B. McLaren	$400,000	$2,331,001	$—	$2,731,001
Jonathan M. Colman	$—	$—	$—	$—

Termination Due to Death or Disability

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$1,342,222	$17,247,965	$—	$18,590,187
Karen J. Dearing	$705,960	$2,026,125	$—	$2,732,085
John B. McLaren	$600,000	$2,331,001	$—	$2,931,001
Jonathan M. Colman	$—	$149,240	$—	$149,240

Change of Control

Name	Cash Payment (1)	Acceleration of Vesting of Stock Awards (2)	Benefits (3)	Total
Gary A. Shiffman	$2,006,622	$17,247,965	$10,899	$19,265,486
Karen J. Dearing	$1,055,410	$2,026,125	$279	$3,081,814
John B. McLaren	$1,196,000	$2,331,001	$10,899	$3,537,900
Jonathan M. Colman	$—	$149,240	$—	$149,240
(1) Assumes a termination on December 31, 2013 and payments based on base salary without taking into account any accrued incentive based compensation as of December 31, 2013 for each executive for the periods specified above.

(2)	Calculated based on a termination as of December 31, 2013 and the fair market value of our common stock on NYSE as of December 31, 2013.

(3)	Reflects continuation of health benefits, life insurance and accidental death and disability insurance for the periods specified above.

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
Paul D. Lapides

SUN COMMUNITIES, INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, based upon information available to us, as of February 14, 2014, the shareholdings of: (a) each person known to us to be the beneficial owner of more than five percent (5%) of our common stock; (b) each of our directors; (c) each named executive officer listed in the Summary Compensation Table; and (d) all of our named executive officers and directors as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Outstanding Shares(1)
Gary A. Shiffman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	2,159,898	(2)	5.89%
John B. McLaren 27777 Franklin Road Suite 200 Southfield, Michigan 48034	57,320		*
Karen J. Dearing 27777 Franklin Road Suite 200 Southfield, Michigan 48034	55,423		*
Jonathan M. Colman 27777 Franklin Road Suite 200 Southfield, Michigan 48034	40,206		*
Paul D. Lapides 27777 Franklin Road Suite 200 Southfield, Michigan 48034	18,874	(3)	*
Clunet R. Lewis 27777 Franklin Road Suite 200 Southfield, Michigan 48034	68,176	(4)	*
Ronald L. Piasecki 27777 Franklin Road Suite 200 Southfield, Michigan 48034	82,312	(5)	*
Arthur A. Weiss 27777 Franklin Road Suite 200 Southfield, Michigan 48034	754,777	(6)	2.08%
Robert H. Naftaly 27777 Franklin Road Suite 2500 Southfield, Michigan 48034	20,400	(7)	*
Stephanie W. Bergeron 27777 Franklin Road Suite 200 Southfield, Michigan 48034	18,400	(8)	*
Brian M. Hermelin 27777 Franklin Road Suite 200 Southfield, Michigan 48034	2,000		*
FMR LLC and Edward C. Johnson 3d (9) 82 Devonshire Street Boston, MA 02109	5,417,384		14.98%
The Vanguard Group, Inc. (10) 100 Vanguard Blvd. Malvern, PA 19355	4,474,075		12.37%
Vanguard Specialized Funds - Vanguard REIT Index Fund (11) 100 Vanguard Blvd. Malvern, PA 19355	2,319,156		6.41%
BlackRock, Inc. (12) 40 East 52nd Street New York, NY 10022	2,755,142		7.62%
Anchor Capital Advisors LLC (13) One Post Office Square, Suite 3850 Boston, MA 02109	1,805,689		4.99%
All executive officers and directors as a group (10 persons)(14)	2,682,151		7.30%

SUN COMMUNITIES, INC.

* Less than one percent (1%) of the outstanding shares.

(1)
In accordance with SEC regulations, the percentage calculations are based on 36,168,663 shares of common stock issued and outstanding as of February 14, 2014 plus shares of common stock which may be acquired pursuant to options exercisable, common OP Units and Aspen preferred OP Units of Sun Communities Operating Limited Partnership that are indirectly convertible into common stock, within 60 days of February 14, 2014, by each individual or group listed. As of February 14, 2014, each Aspen preferred OP Unit was indirectly convertible into 0.397 shares of common stock.

(2)
Includes: (a) 394,141 Common OP Units convertible into 394,141 shares of common stock; (b) 453,841 shares of common stock owned by certain limited liability companies of which Mr. Shiffman is a member and a manager, and (c) 141,794 Common OP Units convertible into 141,794 shares of common stock owned by certain limited liability companies of which Mr. Shiffman is a member and a manager.

(3)	Includes 10,500 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014.
(4)
Includes (a) 20,000 Common OP Units convertible into 20,000 shares of common stock, and (b) 7,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014.

(5)
Includes: (a) 17,437 Common OP Units convertible into 17,437 shares of common stock, (b) 139,735 Series A-1 preferred OP Units convertible into 55,475 Common OP Units, which in turn were convertible into 55,475 shares of common stock as of February 14, 2014, and (c) 4,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014.

(6)
Includes (a) 16,938 Common OP Units convertible into 16,938 shares of common stock, (b) 2,500 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014, (c) 453,841 shares of common stock owned by certain limited liability companies of which Mr. Weiss is a manager, (d) 141,794 Common OP Units convertible into 141,794 shares of common stock owned by a limited liability company of which Mr. Weiss is a manager, (e) 1,959 shares of common stock held by the 1997 Shiffman Charitable Remainder Unitrust for which Mr. Weiss is a Co-Trustee, and (f) 86,810 shares of common stock and 40,287 common OP Units convertible into 40,287 shares of common stock held by the Gary A. Shiffman 2012 Irrevocable Family Trust, of which Mr. Weiss is the Trustee.  Mr. Weiss does not have a pecuniary interest in any of the 1997 Shiffman Charitable Remainder Unitrust, the Gary A. Shiffman 2012 Irrevocable Family Trust or the limited liability companies described above and, accordingly, Mr. Weiss disclaims beneficial ownership of the 542,610 shares of common stock and the 182,081 common OP Units held by such entities.

(7)	Includes 2,500 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014.
(8)	Includes 7,000 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014.
(9)
According to the Schedule 13G/A for the year ended December 31, 2013 and filed with the SEC on February 14, 2014, both FMR LLC, in its capacity as a parent holding company or control person, and Edward C. Johnson 3d, the Chairman of FMR LLC, beneficially own 5,417,384 shares of our common stock.

(10)
According to the Schedule 13G/A for the year ended December 31, 2013 and filed with the SEC on February 12, 2014, The Vanguard Group, Inc., in its capacity as an investment advisor, beneficially owns 4,474,075 shares of our common stock.

(11)
According to the Schedule 13G/A for the year ended December 31, 2013 and filed with the SEC on February 4, 2014, Vanguard Specialized Funds- Vanguard REIT Index Fund, in its capacity as an investment advisor, beneficially owns 2,319,156 shares of our common stock.

(12)
According to the Schedule 13G/A for the year ended December 31, 2013 and filed with the SEC on January 30, 2014, BlackRock, Inc., in its capacity as a parent holding company or control person, beneficially owns 2,755,142 shares of our common stock.

(13)
According to the Schedule 13G/A for the year ended December 31, 2013 and filed with the SEC on February 6, 2014, Anchor Capital Advisors LLC, in its capacity as an investment advisor, beneficially owns 1,805,689 shares of our common stock.

(14)
Includes (a) 630,597 common OP Units convertible into 630,597 shares of common stock, (b) 139,735 Series A-1 preferred OP Units convertible into 55,475 common OP Units, which in turn were convertible into 55,475 shares of common stock as of February 14, 2014, and (c) 33,500 shares of common stock which may be acquired pursuant to options exercisable within 60 days of February 14, 2014.

SUN COMMUNITIES, INC.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationship with Equity Affiliates

We have entered into the following transactions with Origen Financial Services, LLC (“OFS LLC”):

•
Investment in OFS LLC. We entered into an agreement with four unrelated companies and we contributed cash of approximately $0.6 million towards the formation of OFS LLC. OFS LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its members. We accounted for our investment in OFS LLC using the equity method of accounting which we have since suspended. As of December 31, 2013, we had an ownership interest in the OFS LLC of 22.9%, and the carrying value of our investment was zero.

•
Loan Origination, Sale and Purchase Agreement. OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid OFS LLC a fee of $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the year ended December 31, 2013. We purchased, at par, $7.7 million of these loans during the year ended December 31, 2013.

We have entered into the following transactions with Origen:

•
Investment in Origen. We own 5,000,000 shares of Origen common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse's Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman's family) owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse's Marital Trust. We accounted for our investment in Origen using the equity method of accounting which we have since suspended. As of December 31, 2013 we had an ownership interest in Origen of approximately 19%, and the carrying value of our investment was zero.

•	Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer is a board member of Origen.

Lease of Principal Executive Offices

Gary A. Shiffman, together with certain of his family members, indirectly owns a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 48,200 rentable square feet. The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The base rent through October 31, 2014 is $18.12 per square foot (gross). From November 1, 2014 to August 31, 2015, the base rent will be $18.24 per square foot (gross) and from September 1, 2015 to October 31, 2016, the base rent will be $17.92 per square foot (gross). As of May 2013, we also have a temporary lease through April 30, 2014 for approximately 10,500 rentable square feet with base rent equal to $14.33 per square foot (gross). Our annual rent expense associated with the lease of our executive offices was approximately $1.0 million for the year ended December 31, 2013 and $0.7 million for each of the years ended December 31, 2012 and 2011. Our future annual rent expense will be approximately $0.9 million for 2014 and 2015 and $0.7 million for 2016. Each of Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Loan Funding Agreement with Talmer Bank

Each of Robert H. Naftaly and Arthur A. Weiss, who serve on our board of directors, is also a director of each of Talmer Bancorp, Inc. and its primary operating subsidiary, Talmer Bank. Each of Mr. Naftaly, Mr. Weiss and Mr. Shiffman also owns less than one percent of Talmer Bancorp, Inc.'s common stock. In January 2013, we entered into an agreement with Talmer Bank under which we could refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We did not receive referral fees or other cash compensation under the agreement. If Talmer Bank made loans to purchasers referred by us under the agreement, those purchasers defaulted on their loans and Talmer Bank repossessed the homes securing such loans, we agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement did not exceed $10.0 million. In addition, we agreed to waive all site rent that would otherwise have been due from Talmer Bank so

SUN COMMUNITIES, INC.

long as it owned any homes on which loans were made pursuant to the agreement. The agreement expired November 1, 2013 and was not extended. No transactions occurred under this agreement.

Legal Counsel

During 2013, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $3.2 million in the year ended December 31, 2013.

Tax Consequences Upon Sale of Properties

Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of the Sun Partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

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

SUN COMMUNITIES, INC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees

Aggregate fees for professional services rendered by Grant Thornton, LLP, our independent auditors, for the years ended December 31, 2013 and 2012 were as follows:

Category	December 31, 2013	December 31, 2012
Audit Fees: For professional services rendered for the audit of the Company’s financial statements, the audit of internal controls relating to Section 404 of the Sarbanes-Oxley Act, the reviews of the quarterly financial statements and consents	$569,376	$734,170
Audit-Related Fees: For professional services rendered for accounting assistance with new accounting standards and potential transactions and other SEC related matters	$123,204	$7,019
Tax Fees	$—	$—
All Other Fees	$—	$—

The Audit Committee has a policy concerning the pre-approval of audit and non-audit services to be provided by our independent auditors. The policy requires that all services provided by the independent auditors to us, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee. In some cases, pre-approval is provided by the full Audit Committee for up to a year, and relates to a particular category or group of services and is subject to a particular budget. In other cases, specific pre-approval is required. All of the services provided by our independent auditor in 2013 and 2012 including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee under its pre-approval policies.

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

SUN COMMUNITIES, INC. (Registrant)
February 20, 2014	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 20, 2014
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)	February 20, 2014
Karen J. Dearing
/s/	Stephanie W. Bergeron	Director	February 20, 2014
Stephanie W. Bergeron
/s/	Paul D. Lapides	Director	February 20, 2014
Paul D. Lapides
/s/	Clunet R. Lewis	Director	February 20, 2014
Clunet R. Lewis
/s/	Robert H. Naftaly	Director	February 20, 2014
Robert H. Naftaly
/s/	Ronald L. Piasecki	Director	February 20, 2014
Ronald L. Piasecki
/s/	Arthur A. Weiss	Director	February 20, 2014
Arthur A. Weiss
/s/	Brian M. Hermelin	Director	February 20, 2014
Brian M. Hermelin

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
3.2	Articles Supplementary, dated October 16, 2006	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 16, 2006
3.3	Articles of Amendment dated June 13, 1997	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
3.4	Articles Supplementary designating 7.125% Series A Cumulative Redeemable Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
3.5	Articles of Amendment dated July 24, 2013	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 23, 2013
3.6	Second Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 23, 2013
4.1	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated September 29, 1999
4.2
Articles Supplementary of Board of Directors Classifying and Designating a Series of Preferred Stock as Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series
Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated June 3, 2008
4.3	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated June 3, 2008
4.4	Sun Communities, Inc. Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 22, 2009
4.7	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 23, 2011
4.8	First Amendment to Registration Rights Agreement dated as of February 3, 2014 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	Filed herewith
4.9	Form of certificate evidencing common stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
4.10	Form of certificate evidencing 7.125% Series A Cumulative Redeemable Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
4.11	Articles Supplementary canceling and reclassifying 9.125% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 9, 2012
4.12	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.4	Second Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996
10.5	Long Term Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997

SUN COMMUNITIES, INC.

10.6	Second Amended and Restated 1993 Stock Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999
10.7	One Hundred Third Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated September 29, 1999
10.8	One Hundred Eleventh Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001
10.9	One Hundred Thirty-Sixth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001
10.10	One Hundred Forty-Fifth Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001
10.11	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.12
Fixed Facility Note dated April 5, 2004 made by Sun Secured Financing LLC, Aspen - Ft. Collins Limited Partnership and Sun Secured Financing Houston Limited Partnership, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $77,362,500
Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
10.13
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
10.14
Variable Facility Note dated April 28, 2004 made by Sun Secured Financing LLC, Sun Secured Financing Houston Limited Partnership, Aspen - Ft. Collins Limited Partnership, Sun Communities Finance LLC, Sun Holly Forest LLC and Sun Saddle Oak LLC, in favor of ARCS Commercial Mortgage Co., L.P., in the original principal amount of $60,275,000
Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
10.15	One Hundred Seventy-Second Amendment to Second Amended and Restated Limited Partnership Agreement of the Operating Partnership	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
10.16	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
10.17
Future Advance, Renewal and Consolidation Promissory Note dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB in the original principal amount of $54,000,000
Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.18
Notice of Future Advance, Mortgage Modification, Extension and Spreader Agreement and Security Agreement dated November 15, 2006 made by Miami Lakes Venture Associates in favor of Lehman Brothers Bank, FSB
Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.19	Promissory Note dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB in the original principal amount of $17,500,000	Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.20	Mortgage and Security Agreement dated January 4, 2007 made by High Point Associates, L.P., in favor of Lehman Brothers Bank, FSB	Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.21	Promissory Note dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB in the original principal amount of $20,000,000	Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.22	Mortgage and Security Agreement dated January 5, 2007 made by Sea Breeze Limited Partnership in favor of Lehman Brothers Bank, FSB	Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.23	Restricted Stock Award Agreement between Sun Communities, Inc. and John B. McLaren, dated February 5, 2008#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 4, 2008
10.24	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 4, 2008
10.25
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

SUN COMMUNITIES, INC.

10.26
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
10.27	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 7, 2011
10.28	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 7, 2011
10.29	Two Hundred Seventy Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of June 23, 2011	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 23, 2011
10.30
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
10.31
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
10.32
Variable Facility Note dated January 3, 2012 made by Sun Secured Financing LLC, Aspen-Ft. Collins Limited Partnership, Sun Secured Financing Houston Limited Partnership, Sun Communities Finance, LLC, Sun Holly Forest LLC, and Sun Saddle Oak LLC in favor of PNC Bank, National Association, in the original principal amount of $10,000,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 3, 2012
10.33	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 10-K for the year ended December 31, 2011
10.34	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012
10.35
Loan commitment letter dated October 3, 2012, among Sun Rudgate Lender LLC, Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C and certain guarantors named therein
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 3, 2012
10.36	Two Hundred Eighty Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated November 14, 2012	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 9, 2012
10.37	Loan Agreement dated November 15, 2012 among Ladder Capital Finance LLC, Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.38
Promissory Note dated November 15, 2012 made by Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC, in favor of Ladder Capital Finance LLC, in the original principal amount of $45,900,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.39	Guaranty of Recourse Obligations dated November 15, 2012 made by Sun Communities Operating Limited Partnership in favor of Ladder Capital Finance LLC	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.40	Mezzanine Loan Agreement dated November 14, 2012 among Sun Rudgate Lender LLC, Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.41
Promissory Note (Mezzanine) dated November 14, 2012 made by Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC, in favor of Sun Rudgate Lender LLC, in the maximum principal amount of up to $25,000,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.42
Future Advance Promissory Note (Mezzanine) dated November 14, 2012 made by Rudgate Village Holdings, LLC, Rudgate Clinton Holdings, LLC and Rudgate Clinton Estates Holdings, LLC, in favor of Sun Rudgate Lender LLC, in the maximum principal amount of up to $15,000,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.43	Property Management Agreement dated November 14, 2012 between Rudgate Village SPE, LLC and Sun Home Services, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.44	Property Management Agreement dated November 14, 2012 among Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC and Sun Home Services, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 14, 2012
10.45
Credit Agreement, dated February 6, 2013, by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., certain of its wholly owned subsidiaries, Bank of Montreal, as administrative agent and lender, and BMO Capital Markets, as sole lead arranger and sole book manager
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013
10.46	At the Market Offering Sales Agreement, dated May 10, 2012, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp. and Liquidnet, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated May 10, 2012
10.47	Two Hundred Eighty Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Sun Communities Operating Limited Partnership dated as of February 8, 2013	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013

SUN COMMUNITIES, INC.

10.48	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 20, 2013
10.49
Loan Agreement dated December 31, 2013 among Bank of America N.A., as lender, and Aspen-Alpine Project, LLC, Sun Cobus Green LLC, Aspen-Country Project, LLC, Sun Pool 3 LLC, Sun Rainbow RV LLC, Sun Tampa East, LLC, Country Hills Village Mobile Home Park, LLC, Dutton Mill Village, LLC and Sun Forest Meadows LLC, as borrowers
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated December 31, 2013
10.50
Loan Agreement dated December 31, 2013 among Bank of America N.A., as lender, and Sun Big Timber RV LLC, Cider Mill Village Mobile Home Park, LLC, Sun Continental North LLC, Aspen-Byron Project, LLC, Sun Camelot Villa LLC, Sun Fisherman’s Cove LLC, Sun Gold Coaster LLC, Sun Pine Hills LLC and Aspen-Town & Country Associates II, LLC, as borrowers
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated December 31, 2013
10.51
Promissory Note dated December 31, 2013 in the original principal amount of $72,438,339 made by Aspen-Alpine Project, LLC, Sun Cobus Green LLC, Aspen-Country Project, LLC, Sun Pool 3 LLC, Sun Rainbow RV LLC, Sun Tampa East, LLC, Country Hills Village Mobile Home Park, LLC, Dutton Mill Village, LLC and Sun Forest Meadows LLC in favor of Bank of America N.A.
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated December 31, 2013
10.52
Promissory Note dated December 31, 2013 in the original principal amount of $69,061,661 made by Sun Big Timber RV LLC, Cider Mill Village Mobile Home Park, LLC, Sun Continental North LLC, Aspen-Byron Project, LLC, Sun Camelot Villa LLC, Sun Fisherman’s Cove LLC, Sun Gold Coaster LLC, Sun Pine Hills LLC and Aspen-Town & Country Associates II, LLC in favor of Bank of America N.A.
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated December 31, 2013
10.53
Master Loan Agreement, dated January 24, 2014, among Sun Ariana LLC, Sun Island Lakes LLC, Sun Kings Lake LLC, and Sun Indian Creek LLC, collectively as borrowers, and the Northwestern Mutual Life Insurance Company, as lender
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 30, 2014
10.54	Amended and Restated Renewal Promissory Note dated January 24, 2014, made by Sun Ariana LLC, in favor of the Northwestern Mutual Life Insurance Company in the original principal amount of $6,000,000	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 30, 2014
10.55
Amended and Restated Renewal Promissory Note dated January 24, 2014, made by Sun Island Lakes LLC, in favor of the Northwestern Mutual Life Insurance Company in the original principal amount of $13,000,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 30, 2014
10.56
Amended and Restated Renewal Promissory Note dated January 24, 2014, made by Sun Indian Creek LLC, in favor of the Northwestern Mutual Life Insurance Company in the original principal amount of $70,000,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 30, 2014
10.57
Amended and Restated Renewal Promissory Note dated January 24, 2014, made by Sun Kings Lake LLC, in favor of the Northwestern Mutual Life Insurance Company in the original principal amount of $10,000,000
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated January 30, 2014
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
99.1	Financial Statements of Origen Financial, Inc. for the year ended December 31, 2013	Filed herewith
101.1
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2013, 2012 and 2011; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Real Estate and Accumulated Depreciation
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2013, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, and their report is included herein.

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 20, 2014

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 20, 2014

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2013	2012
ASSETS
Investment property, net (including $56,805 and $56,326 for consolidated variable interest entities at December 31, 2013 and December 31, 2012; see Note 8)	$1,755,052	$1,518,136
Cash and cash equivalents	4,753	29,508
Inventory of manufactured homes	5,810	7,527
Notes and other receivables, net	164,685	139,850
Other assets	68,936	59,607
TOTAL ASSETS	$1,999,236	$1,754,628
LIABILITIES
Debt (including $45,209 and $45,900 for consolidated variable interest entities at December 31, 2013 and December 31, 2012; see Note 8)	$1,311,437	$1,423,720
Lines of credit	181,383	29,781
Other liabilities	109,342	88,137
TOTAL LIABILITIES	$1,602,162	$1,541,638
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value. Authorized: 10,000 shares; Issued and outstanding: 3,400 shares at December 31, 2013 and December 31, 2012	$34	$34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 36,140 shares at December 31, 2013 and 29,755 shares at December 31, 2012	361	298
Additional paid-in capital	1,141,590	876,620
Accumulated other comprehensive loss	(366)	(696)
Distributions in excess of accumulated earnings	(761,112)	(683,734)
Total Sun Communities, Inc. stockholders' equity	380,507	192,522
Noncontrolling interests:
Series A-1 preferred OP units	45,548	45,548
Series A-3 preferred OP units	3,463	—
Common OP units	(31,907)	(24,572)
Consolidated variable interest entities	(537)	(508)
Total noncontrolling interests	16,567	20,468
TOTAL STOCKHOLDERS’ EQUITY	397,074	212,990
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,999,236	$1,754,628

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Income from real property	$313,097	$255,761	$223,613
Revenue from home sales	54,852	45,147	32,252
Rental home revenue	32,500	26,589	22,290
Ancillary revenues, net	1,151	(180)	7
Interest	13,073	11,018	9,509
Brokerage commissions and other income, net	549	617	929
Total revenues	415,222	338,952	288,600
COSTS AND EXPENSES
Property operating and maintenance	87,637	68,839	59,190
Real estate taxes	22,284	19,207	17,547
Cost of home sales	40,297	34,918	25,392
Rental home operating and maintenance	20,435	18,141	16,196
General and administrative - real property	25,941	20,037	19,704
General and administrative - home sales and rentals	9,913	8,316	7,571
Acquisition related costs	3,928	4,296	1,971
Depreciation and amortization	110,078	89,674	74,193
Asset impairment charge	—	—	1,382
Interest	73,339	67,859	64,606
Interest on mandatorily redeemable debt	3,238	3,321	3,333
Total expenses	397,090	334,608	291,085
Income (loss) before income taxes and distributions from affiliate	18,132	4,344	(2,485)
Provision for state income taxes	(234)	(249)	(150)
Distributions from affiliate	2,250	3,900	2,100
Net income (loss)	20,148	7,995	(535)
Less: Preferred return to Series A-1 preferred OP units	2,598	2,329	1,222
Less: Preferred return to Series A-3 preferred OP units	166	—	—
Less: Amounts attributable to noncontrolling interests	718	(318)	(671)
Net income (loss) attributable to Sun Communities, Inc.	16,666	5,984	(1,086)
Less: Series A preferred stock distributions	6,056	1,026	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$10,610	$4,958	$(1,086)
Weighted average common shares outstanding:
Basic	34,732	27,255	21,147
Diluted	34,747	27,272	21,147
Earnings (loss) per share:
Basic	$0.31	$0.18	$(0.05)
Diluted	$0.31	$0.18	$(0.05)

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$20,148	$7,995	$(535)
Unrealized gain on interest rate swaps	362	643	1,048
Total comprehensive income	20,510	8,638	513
Less: Comprehensive income (loss) attributable to the noncontrolling interests	750	(252)	(576)
Comprehensive income attributable to Sun Communities, Inc.	$19,760	$8,890	$1,089

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2010	$—	$199	$431,749	$(2,226)	$(549,625)	$(12,481)	$(132,384)
Issuance of common stock from exercise of options, net	—	—	841	—	—	—	841
Issuance and associated costs of common stock, net	—	19	58,347	—	—	—	58,366
Issuance of preferred OP units	—	—	—	—	—	45,548	45,548
Share-based compensation - amortization and forfeitures	—	—	1,462	—	79	—	1,541
Net income (loss)	—	—	—	—	136	(671)	(535)
Unrealized gain on interest rate swaps	—	—	—	953	—	95	1,048
Distributions	—	—	—	—	(68,543)	(6,537)	(75,080)
Balance as of December 31, 2011	$—	$218	$492,399	$(1,273)	$(617,953)	$25,954	$(100,655)
Issuance of common stock from exercise of options, net	—	—	166	—	—	—	166
Issuance and associated costs of common stock, net	—	80	300,554	—	—	—	300,634
Issuance and associated costs of Series A preferred stock	34	—	82,166	—	—	—	82,200
Share-based compensation - amortization and forfeitures	—	—	1,335	—	90	—	1,425
Net income (loss)	—	—	—	—	8,313	(318)	7,995
Unrealized gain on interest rate swaps	—	—	—	577	—	66	643
Distributions	—	—	—	—	(74,184)	(5,234)	(79,418)
Balance as of December 31, 2012	$34	$298	$876,620	$(696)	$(683,734)	$20,468	$212,990
Issuance of common stock from exercise of options, net	—	—	201	—	—	—	201
Issuance and associated costs of common stock, net	—	63	261,697	—	—	—	261,760
Issuance of preferred OP units	—	—	—	—	—	3,463	3,463
Share-based compensation - amortization and forfeitures	—	—	3,072	—	127	—	3,199
Net income	—	—	—	—	19,430	718	20,148
Unrealized gain on interest rate swaps	—	—	—	330	—	32	362
Distributions	—	—	—	—	(96,935)	(8,114)	(105,049)
Balance as of December 31, 2013	$34	$361	$1,141,590	$(366)	$(761,112)	$16,567	$397,074

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$20,148	$7,995	$(535)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain (loss) from dispositions	(867)	(99)	—
Asset impairment charges	—	—	1,382
(Gain) loss on valuation of derivative instruments	—	(4)	13
Share-based compensation	3,199	1,463	1,609
Depreciation and amortization	105,210	86,487	73,484
Amortization of deferred financing costs	2,713	1,619	1,707
Distributions from affiliate	(2,250)	(3,900)	(2,100)
Change in notes receivable from financed sales of inventory homes, net of repayments	(8,772)	(8,583)	(5,868)
Change in inventory, other assets and other receivables, net	(3,229)	(1,211)	(18,461)
Change in other liabilities	(1,469)	3,484	12,080
NET CASH PROVIDED BY OPERATING ACTIVITIES	114,683	87,251	63,311
INVESTING ACTIVITIES:
Investment in properties	(179,413)	(125,075)	(87,720)
Acquisitions of properties	(122,176)	(249,317)	(77,171)
Investment in note receivable of acquired properties	(49,441)	—	—
Proceeds related to affiliate dividend distribution	2,250	3,900	2,100
Proceeds related to disposition of land	—	172	—
Proceeds (financing) related to disposition of assets and depreciated homes, net	(1,017)	936	3,859
Issuance of notes and other receivables	(3,841)	(6,440)	(1,192)
Repayments of notes and other receivables	1,226	605	796
NET CASH USED FOR INVESTING ACTIVITIES	(352,412)	(375,219)	(159,328)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	261,760	300,634	58,366
Net proceeds from stock option exercise	201	166	841
Net proceeds from issuance of Series A Preferred Stock	—	82,200	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(100,403)	(73,371)	(60,034)
Payments to retire preferred operating partnership units	(300)	—	—
Borrowings on lines of credit	415,410	253,195	214,631
Payments on lines of credit	(263,808)	(352,448)	(180,124)
Proceeds from issuance of other debt	175,507	192,278	200,615
Payments on other debt	(269,400)	(89,004)	(137,330)
Payments for deferred financing costs	(5,993)	(2,031)	(3,511)
NET CASH PROVIDED BY FINANCING ACTIVITIES	212,974	311,619	93,454
Net change in cash and cash equivalents	(24,755)	23,651	(2,563)
Cash and cash equivalents, beginning of period	29,508	5,857	8,420
Cash and cash equivalents, end of period	$4,753	$29,508	$5,857
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $678, $0 and $0, respectively)	$61,268	$79,400	$55,560
Cash paid for interest on mandatorily redeemable debt	$3,238	$3,326	$3,331
Cash paid for state income taxes	$155	$320	$523
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$362	$643	$1,048
Reduction in secured borrowing balance	$17,906	$13,680	$11,104
Change in distributions declared and outstanding	$4,646	$21,093	$15,046
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-1 preferred OP units issued	$—	$—	$45,548
Acquisitions - Series A-3 preferred OP units issued	$3,463	$—	$—
Acquisitions - debt assumed	$—	$62,826	$52,398
Acquisitions - other liabilities	$—	$880	$4,982
Acquisitions - release of note receivable and accrued interest	$49,441	$—	$—
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

We own, operate, and develop manufactured housing ("MH") and recreational vehicle ("RV") communities concentrated in the midwestern, southern, southeastern and northeastern United States. As of December 31, 2013, we owned and operated a portfolio of 188 properties located in 26 states (the “Properties”), including 150 MH communities, 27 RV communities, and 11 properties containing both MH and RV sites. As of December 31, 2013, the Properties contained an aggregate of 69,789 developed sites comprised of 54,168 developed manufactured home sites, 7,633 annual RV sites (inclusive of both annual and seasonal usage rights), 7,988 transient RV sites, and approximately 6,300 additional MH and RV sites suitable for development.

Principles of Consolidation

The accompanying financial statements include our accounts and all majority-owned and controlled subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity ("VIE"). All inter-company transactions have been eliminated in consolidation. Any subsidiaries, in which we have an ownership percentage equal to or greater than 50%, but less than 100%, represent subsidiaries with a noncontrolling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results. This allocation is recorded as the noncontrolling interest in our consolidated financial statements.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long-lived assets based on discounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $5.7 million as of December 31, 2013. We had no cash deposits in excess of federally insured amounts as of December 31, 2012. From time to time, we may have cash deposits in excess of federally insured amounts.

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

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2013 and 2012. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 5 for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the notes receivables for impairments. No loans were considered impaired as of December 31, 2013 and 2012.

We evaluate the credit quality of our notes receivable at the inception of the receivable. We consider the following factors in order to determine the credit quality of the applicant - rental payment history; home debt to income ratio; total debt to income ratio; length of employment; previous landlord references; and credit scores.

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

Restricted Cash

Restricted cash consists of amounts held in deposit at a financial institution to collateralize derivative instruments in a liability position and deposits for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2013 and 2012, $9.4 million and $8.9 million of restricted cash, respectively, was included as a component of Other assets on the consolidated balance sheets.

Identified Intangible Assets

The Company amortizes identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. At December 31, 2013 and 2012, the carrying amounts of the identified intangible assets are included in Other assets on the consolidated balance sheets. See Note 6 for additional information on our intangible assets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

Deferred Tax Assets

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carry forwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 13 for additional information.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are amortized over the terms of the respective loans. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-50-40, Modifications and Extinguishments. At December 31, 2013 and 2012, deferred financing costs are included as a component of Other assets on the consolidated balance sheets.

Share-Based Compensation

Share-based compensation cost for restricted stock awards is measured based on the closing share price of our common stock on the date of grant. Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. Share-based compensation cost for phantom share awards is re-measured based on the closing share price of our common stock at the end of each reporting period. See Note 11 for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, Fair Value Measurements and Disclosures.  See Note 17 for additional information regarding the estimates and assumptions used to estimate the fair value of each class of financial instrument.

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

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2013, 2012, and 2011, we had advertising costs of $2.9 million, $2.5 million and $2.4 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, seven to 15 years for furniture, fixtures and equipment, and seven to 15 years for intangible assets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

Derivative Instruments and Hedging Activities

We do not enter into derivative instruments for speculative purposes. We adjust our balance sheet on a quarterly basis to reflect the current fair market value of our derivatives. For those hedges that qualify for cash flow hedge accounting, we adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The effective portion of the hedge is recorded in accumulated other comprehensive income. We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized. See Note 16 for additional information. Cash flows from derivative instruments are classified in the same category as the cash flows of the underlying hedged items, which are in the operating activities section of the consolidated statements of cash flows.

2.      Real Estate Acquisitions

2013 Activity:
During the fourth quarter of 2013, we acquired Camelot Villa, an MH community with approximately 712 sites located in Macomb, Michigan, Jellystone Park at Birchwood Acres ("Jellystone at Birchwood"), an RV community with approximately 269 sites located in Woodridge, New York, and Vines RV Resort ("Vines"), an RV community with approximately 130 sites located in Paso Robles, California.
During the second quarter of 2013, we acquired Big Timber Lake RV Resort ("Big Timber Lake"), an RV community with approximately 528 sites located in Cape May, New Jersey, and Jellystone RV Resort ("Jellystone"), an RV community with approximately 299 sites located in North Java, New York.
During the first quarter of 2013, we acquired 10 RV communities from Gwynns Island RV Resort LLC, Indian Creek RV Resort LLC, Lake Laurie RV Resort LLC, Newpoint RV Resort LLC, Peters Pond RV Resort Inc., Seaport LLC, Virginia Tent LLC,
Wagon Wheel Maine LLC, Westward Ho RV Resort LLC and Wild Acres LLC (collectively, "Morgan RV Properties"), with approximately 3,700 sites located in Ohio, Virginia, Maine, Massachusetts, Connecticut, New Jersey and Wisconsin.

2012 Activity:

During the fourth quarter of 2012, we acquired (i) Palm Creek Golf & RV Resort ("Palm Creek"), a community with 283 manufactured home sites, 1,580 RV sites and expansion potential of approximately 550 MH sites or 990 RV sites located in Casa Grande, Arizona; (ii) Lake-In-Wood Camping Resort ("Lake In Wood"), an RV community with approximately 425 sites located in Lancaster County, Pennsylvania; and (iii) Rainbow RV Resort ("Rainbow"), an RV community with approximately 500 sites located in Frostproof, Florida. We also acquired four MH communities (the "Rudgate Acquisition Properties") with approximately 1,996 sites located in southeast Michigan and entered into management agreements with Rudgate Village Company Limited Partnership, Rudgate Clinton Company Limited Partnership and Rudgate Clinton Estates L.L.C. under which we manage two MH communities (the "Rudgate Managed Properties") with approximately 1,598 sites located in southeast Michigan. In addition, we provided mezzanine financing to the Rudgate Managed Properties. The Rudgate Managed Properties are accounted for as variable interest entities and are included in our 2012 acquisition activity (See Note 8 for details).
During the third quarter of 2012, we acquired Blazing Star RV Resort ("Blazing Star"), an RV community with 260 sites located in San Antonio, Texas and Northville Crossing Manufactured Home Community ("Northville Crossing"), an MH community with 756 sites located in Northville, Michigan.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the 2013 acquisitions (in thousands):

	2013
At Acquisition Date	Morgan RV Properties	Jellystone	Big Timber Lake	Camelot Villa	Jellystone at Birchwood	Vines	Total
Investment in property	$109,122	$9,754	$21,898	$22,121	$6,087	$8,000	$176,982
Inventory of manufactured homes	—	—	—	2,324	—	—	2,324
Notes and other receivables	—	—	—	852	—	—	852
In-place leases and other intangible assets	2,940	390	580	610	450	—	4,970
Other assets	157	7	48	84	12	1	309
Below market leases	—	—	(3,490)	(240)	—	—	(3,730)
Other liabilities	(3,697)	(930)	(1,157)	(546)	(293)	(4)	(6,627)
Total identifiable assets and liabilities assumed	$108,522	$9,221	$17,879	$25,205	$6,256	$7,997	$175,080

Consideration
Cash	$55,618	$9,221	$17,879	$25,205	$6,256	$7,997	$122,176
Series A-3 preferred OP units (1)	3,463	—	—	—	—	—	3,463
Extinguishment of note receivable	49,441	—	—	—	—	—	49,441
Fair value of total consideration transferred	$108,522	$9,221	$17,879	$25,205	$6,256	$7,997	$175,080
(1) Included in the total consideration paid for Morgan RV Properties was the issuance of 40,268 Series A-3 preferred OP units. In order to estimate the fair value of these units at the valuation date, we utilized the income approach using estimated future discounted cash flows.

The purchase price allocations for Jellystone, Big Timber Lake, Camelot Villa, Jellystone at Birchwood and Vines are preliminary and may be adjusted as final costs and final valuations are determined.

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2013 and 2012 as if acquisitions completed in 2013 were acquired on January 1, 2012. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Year Ended December 31,
	(unaudited)
	2013	2012
Total revenues	$423,490	$392,862
Net income attributable to Sun Communities, Inc. shareholders	$16,352	$23,833
Net income per share attributable to Sun Communities, Inc. shareholders - basic	$0.47	$0.87
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	$0.47	$0.87
(1) Below are nonrecurring expenses that have been adjusted for the pro forma results above:
(a) Transaction costs related to the acquisitions are not expected to have a continuing impact and therefore have been excluded from 2013 and included in 2012 for acquisitions completed in 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate Acquisitions, continued

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition dates and the consideration paid for the 2012 acquisitions (in thousands):

	2012
At Acquisition Date	Addtl Florida Properties	Blazing Star	Northville Crossing	Rainbow	Rudgate Acquisition and Managed Properties	Palm Creek	Lake In Wood	Total
Investment in property	$25,384	$6,913	$30,814	$7,572	$123,754	$87,979	$14,457	$296,873
Inventory of manufactured homes	112	220	187	679	2,978	—	—	4,176
Notes and other receivables	—	—	1,169	—	3,002	—	—	4,171
In-place leases and other intangible assets	180	—	260	40	8,110	2,058	—	10,648
Other assets	—	193	—	—	745	686	43	1,667
Other liabilities	(1,194)	(179)	(221)	(331)	(1,832)	(880)	(755)	(5,392)
Assumed debt	—	(4,104)	—	—	(15,103)	(43,619)	—	(62,826)
Total identifiable assets and liabilities assumed	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$249,317

Consideration

Cash (1)	$24,482	$3,043	$32,209	$7,351	$54,054	$10,247	$13,745	$145,131
New debt proceeds (2)	—	—	—	609	67,600	35,977	—	104,186
Fair value of total consideration transferred	$24,482	$3,043	$32,209	$7,960	$121,654	$46,224	$13,745	$249,317
(1) Subsequent to the acquisition, on March 30, 2012, the Additional Florida Properties were encumbered with a $19.0 million loan. On September 28, 2012, Northville Crossing was encumbered with a $21.7 million loan. (See Note 9)

(2) Subsequent to the acquisition, in January 2013, we paid off the $36.0 million sellers note for Palm Creek. (See Note 9)

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2012 and 2011 as if acquisitions completed in 2012 were acquired on January 1, 2011. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred or the future results of operations (in thousands, except per-share data). (1)

	Year Ended December 31,
	(unaudited)
	2012	2011
Total revenues	$367,710	$323,473
Net income attributable to Sun Communities, Inc. shareholders	$13,666	$6,677
Net income per share attributable to Sun Communities, Inc. shareholders - basic	$0.50	$0.31
Net income per share attributable to Sun Communities, Inc. shareholders - diluted	$0.50	$0.30
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Real Estate Acquisitions, continued

The amount of revenue and net income included in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 for all acquisitions described above is set forth in the following table (in thousands):

	Year Ended December 31,
	(unaudited)
	2013	2012	2011
Revenue	$60,148	$38,557	$12,201
Net income	$5,914	$290	$1,247

Acquisition related costs of approximately $3.9 million, $4.3 million and $2.0 million have been incurred for the years ended December 31, 2013, 2012 and 2011, respectively, and are presented as “Acquisition related costs” in our consolidated statements of operations.
3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	December 31, 2013	December 31, 2012
Land	$194,404	$178,993
Land improvements and buildings	1,806,546	1,608,825
Rental homes and improvements	393,562	305,838
Furniture, fixtures, and equipment	65,086	54,354
Land held for future development	29,521	29,295
Investment property	2,489,119	2,177,305
Accumulated depreciation	(734,067)	(659,169)
Investment property, net	$1,755,052	$1,518,136

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

In December 2011, we recorded impairment charges of $1.4 million associated with a long-lived asset for our MH community in Reidsville, North Carolina. This community consists of 45 developed sites. Based on our impairment analysis, we reviewed the carrying value of the long-lived asset to be held and used for impairment which indicated a possible impairment. Circumstances that prompted this test of recoverability included a decrease in the net operating income and an adverse judgment that limits the number of rental homes in the community. We considered both of these factors and determined that we will not be expanding the community. We recognized the impairment loss because the long-lived asset's carrying value was deemed not recoverable and exceeded estimated fair value. We estimated the fair value of the long-lived asset based on discounted future cash flows and any potential disposition proceeds for the given asset. We used variables such as estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds to forecast future cash flows. This transaction is classified as asset impairment charge within the consolidated statements of operations.

See Note 2, "Real Estate Acquisitions", for details on acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2013 and 2012 under which we received a total of $34.0 million and $26.4 million, respectively, of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $109.8 million (net of allowance of $0.7 million) and $93.8 million (net of allowance of $0.6 million) as of December 31, 2013 and December 31, 2012, respectively.  The outstanding balance on the secured borrowing was $110.5 million and $94.4 million as of December 31, 2013 and December 31, 2012, respectively.

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

	Year Ended
	December 31, 2013	December 31, 2012
Beginning balance	$94,409	$81,682
Financed sales of manufactured homes	34,007	26,406
Principal payments and payoffs from our customers	(7,930)	(5,662)
Principal reduction from repurchased homes	(9,976)	(8,017)
Total activity	16,101	12,727
Ending balance	$110,510	$94,409

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $10.6 million, $9.4 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2013	December 31, 2012
Installment notes receivable on manufactured homes, net	$25,471	$21,898
Collateralized receivables, net (see Note 4)	109,821	93,834
Other receivables, net	29,393	24,118
Total notes and other receivables, net	$164,685	$139,850

Installment Notes Receivable on Manufactured Homes

The installment notes of $25.5 million (net of allowance of $0.1 million) and $22.0 million (net of allowance of $0.1 million) as of December 31, 2013 and December 31, 2012, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.9% and 11.9 years as of December 31, 2013, and 8.6% and 11.0 years as of December 31, 2012.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Beginning balance	$22,019	$13,545
Financed sales of manufactured homes	7,798	7,453
Acquired notes (see Note 2)	852	4,171
Principal payments and payoffs from our customers	(3,838)	(2,292)
Principal reduction from repossessed homes	(1,256)	(858)
Total activity	3,556	8,474
Ending balance	$25,575	$22,019

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $109.8 million (net of allowance of $0.7 million) and $93.8 million(net of allowance of $0.6 million) as of December 31, 2013 and December 31, 2012, respectively.  The receivables have a net weighted average interest rate and maturity of 10.7% and 13.6 years as of December 31, 2013, and 11.0% and 13.2 years as of December 31, 2012.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for losses for collateralized and installment notes receivable as of December 31, 2013 and December 31, 2012 (in thousands):

	Year Ended
	December 31, 2013	December 31, 2012
Beginning balance	$(697)	$(635)
Lower of cost or market write-downs	421	243
Increase to reserve balance	(517)	(305)
Total activity	(96)	(62)
Ending balance	$(793)	$(697)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Notes and Other Receivables, continued

Other Receivables

As of December 31, 2013 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $6.9 million (net of allowance of $0.7 million), home sale proceeds of $5.7 million, insurance receivables of $2.0 million, insurance settlement of $3.7 million, rebates and other receivables of $4.6 million and two notes receivable of $4.3 million and $2.2 million. The $4.3 million note bears interest at LIBOR plus 475 basis points, is secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in a cash collateral account and an equity interest in another RV community and is due on May 31, 2014. The $2.2 million note bears interest at 8.0% for the first two years and 7.9% for the remainder of the loan, is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2012 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.1 million (net of allowance of $0.5 million), home sale proceeds of $6.1 million, insurance receivables of $1.7 million, insurance settlement of $3.7 million, note receivable of $5.0 million, and rebates and other receivables of $3.5 million.

6. Intangible Assets

Our intangible assets are in-place leases from acquisitions, capitalized costs in relation to leasing activities and franchise fees. These intangible assets are recorded within Other assets on the consolidated balance sheet. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		December 31, 2013		December 31, 2012
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$26,961	$(8,239)	$22,761	$(4,941)
Capitalized leasing costs greater than 1 year	7 years	13,359	(6,757)	12,506	(6,854)
Franchise fees	15 years	770	(29)	—	—
Total		$41,090	$(15,025)	$35,267	$(11,795)

During 2013, in connection with our acquisitions, we purchased intangible assets valued at approximately $5.0 million. Of this total, approximately $4.2 million is classified as in-place leases with a useful life of seven years, and $0.8 million is classified as franchise fees with a useful life of 15 years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Year Ended December 31,
Intangible Asset	2013	2012	2011
In-place leases	$3,297	$1,657	$975
Capitalized leasing costs greater than 1 year	1,507	1,504	1,603
Franchise fees	60	—	—
Total	$4,864	$3,161	$2,578

We anticipate the amortization expense for the existing intangible assets to be as follows for the next five years (in thousands):

	Year
	2014	2015	2016	2017	2018
Estimated expense	$4,906	$4,689	$4,497	$4,299	$3,436

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At December 31, 2013 and 2012, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19.0%. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividends on our shares of Origen common stock. Our investment in Origen had a market value of approximately $6.3 million based on a quoted market closing price of $1.25 per share as reported on the OTC Pink Marketplace as of December 31, 2013.

In January 2013, we were advised by Origen that it would be restating their 2011 financial statements to correct its results from operations. This adjustment has no impact to our financial statements since we have suspended equity accounting.

The following table sets forth certain summarized financial information for Origen (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues	$49,775	$64,838	$67,094
Expenses	(51,912)	(66,215)	(77,598)
Net loss	$(2,137)	$(1,377)	$(10,504)

	As of December 31,
ASSETS	2013	2012
Loans receivable	$463,254	$543,420
Other assets	15,529	19,824
Total assets	$478,783	$563,244
LIABILITIES
Warehouse and securitization financing	$423,369	$491,720
Other liabilities	38,109	48,389
Total liabilities	$461,478	$540,109

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Consolidated Variable Interest Entities

On November 14, 2012, we guaranteed certain non-recourse carveouts under a $45.9 million mortgage loan (the “Senior Loan”) from Ladder Capital Finance LLC to Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC and Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”). The Senior Loan is secured by the Rudgate Managed Properties, which are located in southeast Michigan. In addition, we entered into a Mezzanine Loan Agreement with the sole members of the Rudgate Borrowers under which we agreed to provide mezzanine financing in the amount of $15.1 million in respect of the Rudgate Managed Properties, and entered into property management agreements to manage and operate these two communities. We believe these arrangements represent variable interests in the Rudgate Managed Properties that were evaluated under the guidance set forth in the Financial FASB ASC Topic 810, Consolidation. As a result of the qualitative and quantitative analysis performed, we determined that we are the primary beneficiary and hold a controlling financial interest in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities. As such, the transactions and accounts of these Variable Interest Entities ("VIEs") are included in our consolidated financial statements.

Included in our consolidated financial statements after appropriate eliminations were amounts related to the VIEs at December 31, 2013 and December 31, 2012 as follows (in thousands):

	December 31, 2013	December 31, 2012
ASSETS
Investment property, net	$56,805	$56,326
Other assets	3,926	4,598
Total Assets	$60,731	$60,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$45,209	$45,900
Other liabilities	6,564	1,773
Noncontrolling interests	(537)	(508)
Total Liabilities and Stockholders' Equity	$51,236	$47,165

Investment property, net and other assets related to the consolidated VIEs comprised approximately 3.0% and 3.5% of our consolidated total assets and debt and other liabilities comprised approximately 3.2% and 3.1% of our consolidated total liabilities at December 31, 2013 and December 31, 2012, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at December 31, 2013 and December 31, 2012.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Collateralized term loans - CMBS	$644,844	$725,951	6.1	4.5	5.4%	5.2%
Collateralized term loans - FNMA	366,019	369,810	8.1	10.3	3.6%	3.8%
Aspen and Series B-3 preferred OP Units	47,022	47,322	7.6	8.4	6.9%	6.9%
Secured borrowing (see Note 4)	110,510	94,409	13.5	12.8	10.7%	11.0%
Mortgage notes, other	143,042	186,228	6.0	6.2	4.6%	4.3%
Total debt	$1,311,437	$1,423,720	7.2	6.8	5.0%	5.2%

Collateralized Term Loans

In December 2013, we and nine of our subsidiaries entered into a loan agreement with a lender for a $72.4 million term loan ("Pool A Loan"), and we and nine of our other subsidiaries entered into a loan agreement with the same lender for a $69.1 million term

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Debt and Lines of Credit, continued

loan ("Pool B Loan", and collectively with the Pool A Loan, the "Loans"). Each Loan matures on January 1, 2024. The Pool A Loan accrues interest at 4.89% per year and is secured by eight MH communities and two RV communities. The Pool B Loan accrues interest at 4.90% per year and is secured by eight MH communities and one RV community. We used the proceeds of the Loans and $34.4 million to repay in full 11 loans previously made to subsidiaries of the Company.

In May 2013, we extended until May 1, 2023, $151.4 million of Fannie Mae (FNMA) debt, which had an original maturity date of May 1, 2013. The current weighted average interest rate on this debt is 3.6%.

In September 2012, we completed a secured debt agreement for $21.7 million bearing an interest rate of 3.89% and a maturity date of October 1, 2022. This loan is secured by Northville Crossing (See Note 2 for acquisition details).

In July 2012, we assumed a collateralized mortgage backed security ("CMBS") agreement of $4.1 million, as a result of the Blazing Star acquisition (See Note 2 for acquisition details), which has a maturity date of December 15, 2015 and bears an interest rate of 5.64%.

The collateralized term loans totaling $1.0 billion as of December 31, 2013, are secured by 95 properties comprised of 38,002 sites representing approximately $682.7 million of net book value.

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

Mortgage Notes

In October 2013, two mortgage agreements were paid off upon maturity in the amounts of $3.5 million and $2.3 million which were secured by Dutton Mill and Falcon Pointe, respectively.

In May 2013, we paid off the entire $3.5 million mortgage agreement secured by Holiday West Village upon maturity.

In April 2013, we paid off the sellers note associated with the acquisition of Rainbow RV Resort. The note had a principal balance of $0.6 million and did not incur any interest.

In January 2013, we paid off the sellers note associated with the acquisition of Palm Creek. The note had a principal balance of $36.0 million and an interest rate of 2.0%. We also paid off the remaining $30.0 million outstanding under our $36.0 million variable financing loan from Bank of America, N.A. and The Private Bank.

In December 2012, we assumed secured debt with a principal balance of $41.7 million, as a result of the Palm Creek acquisition (See Note 2). This secured debt was recorded at fair value on the date of the acquisition. The debt is secured by one property. The maturity date is July 1, 2022 and the interest rate is 5.25%.

In November 2012, we entered into a $21.7 million financing agreement to fund the acquisition of the Rudgate Acquisition Properties. The debt is secured by one property. The maturity date is September 6, 2022 and the interest rate is 4.65%.

In November 2012, we also assumed secured debt of $15.4 million, as a result of the Rudgate acquisition (See Note 2). This secured debt was recorded at fair value on the date of the acquisition. The debt is secured by two properties. The maturity date is February 1, 2022 and the interest rate is 4.3%.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit, continued

In September 2012, we paid off a mortgage loan of approximately $25.0 million secured by four properties which was due to mature on June 20, 2013.

In June 2012, we completed a variable refinancing agreement for $14.1 million. This debt bears an interest rate of LIBOR plus a 2.0% margin (effective rate at December 31, 2013 was 2.16%) and has a maturity of September 1, 2016, assuming the election of the two successive one-year extensions at our option. The loan is secured by two properties and refinanced $14.0 million of debt which matured in June 2012.

In March 2012, we paid off a $2.7 million mortgage loan secured by an MH community in Belmont, Michigan which was due to mature on April 1, 2012.

On February 1, 2012, we paid off $4.5 million of this agreement which was collateralized by Orange City. In September 2012, we paid off the remaining approximately $18.1 million mortgage agreement which was due to mature on June 1, 2015.

The mortgage notes totaling $143.0 million as of December 31, 2013, are collateralized by 18 properties comprised of 7,868 sites representing approximately $242.0 million of net book value.

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

The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of December 31, 2013, the margin was 1.70%. At December 31, 2013, we had approximately $178.1 million outstanding under the Facility. There was no amount outstanding on the previous senior secured revolving credit facility at December 31, 2012. Approximately $2.7 million and $4.0 million of availability was used to back standby letters of credit at December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and December 31, 2012, $169.2 million and $146.0 million were available to be drawn under the Facility and our previous facility, respectively, based on the calculation of the borrowing base at each date.

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

We have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio, which was reduced from $50.0 million in July 2013. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At December 31, 2013, the effective interest rate was 5.5%, and there was no amount outstanding. At December 31, 2012, we had $25.0 million outstanding on $50.0 million of availability under this line of credit.

Lastly, we have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least twelve months notice of its intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate published in the Wall Street Journal on the first business day of each month or 6.0%. At December 31, 2013 the effective interest rate was 7.00%.  The outstanding balance was $3.3 million and $4.8 million as of December 31, 2013 and December 31, 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit, continued

Long-term Debt Maturities

As of December 31, 2013, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2014	2015	2016	2017	2018	Thereafter
Lines of credit	$181,383	$3,283	$—	$—	$—	$178,100	$—
Mortgage loans payable:
Maturities	1,024,296	11,476	56,343	280,740	55,019	—	620,718
Principal amortization	128,238	15,327	15,831	14,256	13,282	13,258	56,284
Aspen and Series B-3 preferred OP units	47,022	11,240	—	—	—	—	35,782
Secured borrowing	110,510	4,871	5,395	5,963	6,509	7,053	80,719
Total	$1,491,449	$46,197	$77,569	$300,959	$74,810	$198,411	$793,503

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of December 31, 2013, we were in compliance with all covenants.

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

In February 2013, we issued $4.0 million of Series A-3 preferred OP units in connection with the Morgan RV Properties acquisition (see Note 2). Series A-3 preferred OP unit holders can convert the Series A-3 preferred OP units into shares of common stock based upon a conversion price of $53.75 per share. The Series A-3 preferred OP unit holders receive a preferred return of 4.5% per year.

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
In May 2012, we entered into an "at-the-market" sales agreement with BMO Capital Markets Corp and Liquidnet Inc. to issue and sell shares of common stock from time to time. The current authorization allows for the sale of our common stock up to an aggregate amount of $100 million. There were 526,586 shares of common stock sold through December 31, 2013. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $46.57 and we received net proceeds of approximately $24.2 million.  The proceeds were used to pay down our line of credit.

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

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During the year ended December 31, 2013 and 2012, holders of Common OP Units converted zero and 2,400 units, respectively, to common stock.

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

Cash distributions of $0.63 per share were declared for the quarter ended December 31, 2013. On January 17, 2014 cash payments of approximately $24.1 million for aggregate distributions and distribution equivalents were made to common stockholders, common OP unitholders and restricted stockholders of record as of December 31, 2013. In addition, cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock for the quarter ended December 31, 2013. On January 15, 2014 cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of January 2, 2014.

The Company is incorporated in the state of Maryland and under the law of that state the concept of treasury shares does not exist. All shares repurchased are considered authorized but unissued. Accordingly, we have retrospectively reclassified $63.6 million from treasury stock to common stock and additional paid in capital on our consolidated balance sheet.

11.      Share-Based Compensation

As of December 31, 2013, we have two share-based compensation plans approved by stockholders: Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“Director Plan”). We believe granting equity awards will provide certain key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

2009 Equity Plan

The 2009 Equity Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 29, 2009. The 2009 Equity Plan replaced the Sun Communities, Inc. Stock Option Plan adopted in 1993, as amended and restated in 1996 and 2000, and terminates automatically July 29, 2019.

The types of awards that may be granted under the 2009 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock based awards. The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares, with 312,500 shares remaining for future issuance.

In December 2013, we granted 500 shares of restricted stock to an employee under our 2009 Equity Plan. The restricted shares had a fair value of $40.74 per share and will vest as follows: December 16, 2016: 35%; December 16, 2017: 35%; December 16, 2018: 20%, December 16, 2019: 5%; and December 16, 2020: 5%. The fair value was determined using the closing price of our common stock on the date the shares were issued.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

In August 2013, we granted 36,000 shares of restricted stock to employees under our 2009 Equity Plan. The restricted shares had a fair value of $48.22 per share and will vest as follows: August 6, 2016: 35%; August 6, 2017: 35%; August 6, 2018: 20%; August 6, 2019: 5%; and August 6, 2020: 5%. The fair value was determined using the closing price of our common stock on the date the shares were issued.

In June 2013, we granted 250,000 shares of restricted stock to an executive officer under our 2009 Equity Plan. The restricted shares had a fair value of $47.56 per share and will vest as follows: June 20, 2016: 35%; June 20, 2017: 35%; June 20, 2018: 20%; June 20, 2019: 5%; and June 20, 2020: 5%. The fair value was determined using the closing price of our common stock on the date the shares were issued.

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

Director Plan

The Director Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The Director Plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan.

The types of awards that may be granted under the Director Plans are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the Director Plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 175,000 shares, with 79,600 shares remaining for future issuance.

In February 2013, we granted a total of 10,800 shares of restricted stock to our directors under the Director Plan. The awards vest on February 15, 2016, and had a fair value of $45.69 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the year ended December 31, 2013, 9,442 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.2 million.

We have recognized compensation costs associated with share based awards of $3.2 million, $1.5 million, and $1.6 million for the years ended December 31, 2013, 2012, and 2011 respectively.

Restricted Stock

The majority of our share-based compensation is awarded as restricted stock grants to key employees. We have also awarded restricted stock to our non-employee directors. We measure the fair value associated with these awards using the closing price of our common stock as of the grant date to calculate compensation cost. Employee awards typically vest over several years and are subject to continued employment by the employee. Award recipients receive distribution payments on unvested shares of restricted stock.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

The following table summarizes our restricted stock activity for the years ended December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2011	141,783	$21.11
Granted	154,500	$37.15
Vested	(20,412)	$36.87
Forfeited	—	$—
Unvested restricted shares at December 31, 2011	275,871	$28.93
Granted	44,600	$40.93
Vested	(8,750)	$19.92
Forfeited	(1,214)	$37.04
Unvested restricted shares at December 31, 2012	310,507	$30.88
Granted	371,300	$47.19
Vested	(37,291)	$16.87
Forfeited	(12,560)	$38.47
Unvested restricted shares at December 31, 2013	631,956	$41.14

Total compensation cost recognized for restricted stock was $3.2 million, $1.4 million, and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total fair value of shares vested was $0.6 million, $0.2 million, and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2013 is approximately $19.9 million. That expense is expected to be recognized $3.9 million in 2014, $3.7 million in 2015, $3.3 million in 2016 and $9.0 million thereafter.

Options

We have granted stock options to certain employees and non-employee directors. Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date. Stock options generally vest over a 3 years period from the date of grant and have a maximum term of 10 years. We granted 10,500 options to our non-employee directors during the year ended December 31, 2011 and no grants were made in 2012 or 2013. We issue new shares at the time of share option exercise (or share unit conversion).

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model, with the following weighted average assumptions used for the grants in the periods indicated:

July 2011 Award
Estimated fair value per share of options granted	$9.70
Number of options granted	10,500

Assumptions:
Annualized dividend yield	6.70%
Common stock price volatility	45.20%
Risk-free rate of return	1.52%
Expected option terms (in years)	5.0

The options outstanding as of December 31, 2013 consist of 46,250 non-employee director options. There are zero employee options outstanding. The compensation expense associated with non-vested stock option awards was not significant for the year ended December 31, 2013, 2012, and 2011.

The following table summarizes our option activity during the years ended December 31, 2013, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price (per common share)
Options outstanding at January 1, 2011	140,177	$29.20
Granted	10,500	$37.35
Exercised	(64,641)	$29.43
Forfeited or expired	(8,950)	$33.33
Options outstanding at December 31, 2011	77,086	$29.64
Granted	—	$—
Exercised	(16,256)	$30.12
Forfeited or expired	(4,880)	$33.16
Options outstanding at December 31, 2012	55,950	$29.19
Granted	—	$—
Exercised	(9,700)	$21.67
Forfeited or expired	—	$—
Options outstanding at December 31, 2013	46,250	$30.77

The following table summarizes our options outstanding and options currently exercisable at December 31, 2013:

	December 31, 2013
	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in 000's)
Options vested and expected to vest	46,250	$30.77	4.7	$549

Options vested and exercisable	42,750	$30.23	4.4	$530

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

Aggregate intrinsic value represents the value of our closing share price as of the end of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. For the years ended December 31, 2013, 2012 and 2011, the intrinsic value of exercised options was $0.2 million, $0.2 million and $0.5 million, respectively. For the years ended December 31, 2013, 2012 and 2011, the intrinsic value of vested and exercisable options was $0.5 million, $0.5 million and $0.3 million, respectively.

Phantom Awards

Phantom awards can be granted to certain key employees. Employee awards typically vest over several years and are subject to continued employment by the employee. A cash bonus is paid when the awards vest which is based on a 10 day average of our closing stock price prior to the vesting date. The awards also pay cash bonuses per unvested share equal to the amount of distribution paid per share of common stock.

The value of the awards is re-measured at each reporting date. As our stock price rises, the phantom awards increase in value, along with the associated compensation expense. Accordingly, as our stock price declines, the phantom awards decrease in value, along with the associated compensation expense.

For the year ended December 31, 2013 we had zero phantom award activity and therefore did not record any compensation expense related to phantom awards. For the years ended December 31, 2012 and 2011, we recorded compensation expense of less than $0.1 million related to phantom awards.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Segment Reporting

We group our operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by the Company's chief operating decision maker in evaluating and assessing performance. We have two reportable segments: (i) Real Property Operations and (ii) Home Sales and Rentals. The Real Property Operations segment owns, operates, and develops MH communities and RV communities and is in the business of acquiring, operating, and expanding MH and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is approximately $17.4 million for the year ended December 31, 2013. This transient revenue was recognized 40% in the first quarter, 15% in the second quarter, 30% in the third quarter and 15% in the fourth quarter of 2013.

A presentation of segment financial information is summarized as follows (in thousands):

	Year Ended December 31, 2013
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$313,097	$87,352	$400,449
Operating expenses/Cost of home sales	109,921	60,732	170,653
Net operating income/Gross profit	203,176	26,620	229,796
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	14,773	—	14,773
General and administrative	(25,941)	(9,913)	(35,854)
Acquisition related costs	(3,928)	—	(3,928)
Depreciation and amortization	(73,729)	(36,349)	(110,078)
Interest	(73,001)	(338)	(73,339)
Interest on mandatorily redeemable debt	(3,238)	—	(3,238)
Distributions from affiliate	2,250	—	2,250
Provision for state income taxes	(234)	—	(234)
Net income (loss)	40,128	(19,980)	20,148
Less: Preferred return to Series A-1 preferred OP units	2,598	—	2,598
Less: Preferred return to Series A-3 preferred OP units	166	—	166
Less: Amounts attributable to noncontrolling interests	2,450	(1,732)	718
Net income (loss) attributable to Sun Communities, Inc.	34,914	(18,248)	16,666
Less: Series A preferred stock distributions	6,056	—	6,056
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$28,858	$(18,248)	$10,610

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Segment Reporting, continued

	Year Ended December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$255,761	$71,736	$327,497
Operating expenses/Cost of home sales	88,046	53,059	141,105
Net operating income/Gross profit	167,715	18,677	186,392
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	11,455	—	11,455
General and administrative	(20,037)	(8,316)	(28,353)
Acquisition related costs	(4,296)	—	(4,296)
Depreciation and amortization	(61,039)	(28,635)	(89,674)
Interest	(67,756)	(103)	(67,859)
Interest on mandatorily redeemable debt	(3,321)	—	(3,321)
Distributions from affiliate	3,900	—	3,900
Provision for state income taxes	(249)	—	(249)
Net income (loss)	26,372	(18,377)	7,995
Less: Preferred return to Series A-1 preferred OP units	2,329	—	2,329
Less: Amounts attributable to noncontrolling interests	1,640	(1,958)	(318)
Net income (loss) attributable to Sun Communities, Inc.	22,403	(16,419)	5,984
Less: Series A preferred stock distributions	1,026	—	1,026
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$21,377	$(16,419)	$4,958

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Segment Reporting, continued

	Year Ended December 31, 2011
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$223,613	$54,542	$278,155
Operating expenses/Cost of home sales	76,737	41,588	118,325
Net operating income/Gross profit	146,876	12,954	159,830
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	10,445	—	10,445
General and administrative	(19,704)	(7,571)	(27,275)
Acquisition related costs	(1,971)	—	(1,971)
Depreciation and amortization	(51,063)	(23,130)	(74,193)
Asset impairment charge	(1,382)	—	(1,382)
Interest	(63,616)	(990)	(64,606)
Interest on mandatorily redeemable debt	(3,333)	—	(3,333)
Distributions from affiliate	2,100	—	2,100
Provision for state income taxes	(150)	—	(150)
Net income (loss)	18,202	(18,737)	(535)
Less: Preferred return to Series A-1 preferred OP units	1,222	—	1,222
Less: Amounts attributable to noncontrolling interests	1,003	(1,674)	(671)
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$15,977	$(17,063)	$(1,086)

	December 31, 2013			December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,460,628	$294,424	$1,755,052	$1,296,753	$221,383	$1,518,136
Cash and cash equivalents	5,336	(583)	4,753	29,071	437	29,508
Inventory of manufactured homes	—	5,810	5,810	—	7,527	7,527
Notes and other receivables, net	154,524	10,161	164,685	131,000	8,850	139,850
Other assets	64,342	4,594	68,936	54,959	4,648	59,607
Total assets	$1,684,830	$314,406	$1,999,236	$1,511,783	$242,845	$1,754,628

13.    Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856 of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from certain-specified qualifying sources and at least seventy-five percent (75%) of our gross income must be dervied from income qualifying as real estate income under the Code. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes, continued

changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and determined that we continued to qualify as a REIT for the year ended December 31, 2013.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2013, 2012, and 2011, distributions paid per share were taxable as follows (unaudited):

	Years Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.87	34.6%	$0.92	48.7%	$0.74	23.5%
Capital gain	—	—%	—	—%	—	—%
Return of capital	1.65	65.4%	0.97	51.3%	2.41	76.5%
Total distributions declared	$2.52	100.0%	$1.89	100.0%	$3.15	100.0%

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

The deferred tax assets included in the consolidated balance sheets are comprised of the following tax effects of temporary differences (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$24,237	$22,340
Real estate assets	23,999	19,512
Amortization of intangibles	(128)	(128)
Gross deferred tax assets	48,108	41,724
Valuation allowance	(47,108)	(40,724)
Net deferred tax assets	$1,000	$1,000

SHS has net operating loss carry forwards of approximately $71.3 million at December 31, 2013. The loss carryforwards will begin to expire in 2021 through 2031 if not offset by future taxable income. Management believes its net deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future. The deferred tax asset will be used when we generate sufficient taxable income. No federal tax expense was recognized in the years ended December 31, 2013, 2012, and 2011.

We had no unrecognized tax benefits as of December 31, 2013 and 2012. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements. In 2011, we were also subject to Michigan Business Tax. We recorded a provision for state income taxes of

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes, continued

approximately $0.2 million, for each of the years ended December 31, 2013, 2012, and 2011. No deferred tax liability is recorded in relation to the Texas Margin Tax as of December 31, 2013 and 2012.

We and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, examinations by tax authorities for the tax years ended December 31, 2008 and prior.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2013, 2012 and 2011.

14.    Earnings (Loss) Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has Common OP units, convertible Series A-1 preferred OP units, Series A-3 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings (loss) per share from continuing operations were as follows (in thousands, except per share data):

	Year Ended December 31,
Numerator	2013	2012	2011
Net income (loss) attributable to common stockholders	$10,610	$4,958	$(1,086)
Denominator
Weighted average common shares outstanding	34,228	26,970	21,147
Weighted average unvested restricted stock outstanding	504	285	—
Basic weighted average common shares and unvested restricted stock outstanding	34,732	27,255	21,147
Add: dilutive stock options	15	17	—
Diluted weighted average common shares and securities	34,747	27,272	21,147
Earnings (loss) per share available to common stockholders:
Basic	$0.31	$0.18	$(0.05)
Diluted	$0.31	$0.18	$(0.05)

We excluded certain securities from the computation of diluted earnings (loss) per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings (loss) per share for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	—	—	77
Unvested restricted stock	—	—	276
Common OP units	2,069	2,071	2,072
Series A-1 preferred OP units	455	455	455
Series A-3 preferred OP units	40	—	—
Aspen preferred OP units	1,325	1,325	1,325
Total securities	3,889	3,851	4,205

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Earnings (Loss) Per Share, continued

The figures above represent the total number of potentially dilutive securities, and do not necessarily reflect the incremental impact to the number of diluted weighted average shares outstanding that would be computed if the impact to us had been dilutive to the calculation of earnings per share available to common stockholders.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2013 and 2012. Income (loss) per share for the year may not equal the sum of the fiscal quarters' income (loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st(2)	2nd	3rd	4th
	(In thousands, except per share amounts)
2013
Total revenues	$102,913	$100,151	$107,201	$104,957
Total expenses	94,983	97,290	101,841	102,976
Income before income taxes and distributions from affiliates	$7,930	$2,861	$5,360	$1,981

Distributions from affiliate (1)	$400	$450	$700	$700
Net income attributable to Sun Communities, Inc. common stockholders	$5,744	$1,035	$3,749	$82

Earnings per share:
Basic	$0.19	$0.03	$0.10	$—
Diluted	$0.19	$0.03	$0.10	$—

2012
Total revenues	$82,917	$82,223	$83,018	$90,794
Total expenses	77,221	81,591	83,809	91,987
Income (loss) before income taxes and distributions from affiliates	$5,696	$632	$(791)	$(1,193)

Distributions from affiliate (1)	$750	$1,900	$600	$650
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$5,377	$1,663	$(650)	$(1,432)

Earnings (loss) per share:
Basic	$0.21	$0.06	$(0.02)	$(0.05)
Diluted	$0.21	$0.06	$(0.02)	$(0.05)
(1) Refer to Note 7 for more information regarding distributions from affiliates.

(2) Financial information includes certain reclassifications to conform to current period presentation.

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2013:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Swap	Floating to Fixed Rate	1/1/2009	1/1/2014	$20.0	3 Month LIBOR	0.3585%	2.1450%	1.8700%	4.0150%
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.3585%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.3585%	11.0200%	—%	N/A

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 17 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of December 31, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
Interest rate swap and cap agreements	Other assets	$—	$—	Other liabilities	$97	$459
Total derivatives designated as hedging instruments		$—	$—		$97	$459

These valuation adjustments will only be realized under certain situations. For example, if we terminate the swaps prior to maturity or if the derivatives fail to qualify for hedge accounting, we would need to amortize amounts currently included in other comprehensive income into interest expense over the terms of the derivative contracts.  We do not intend to terminate the swaps prior to maturity and, therefore, the net of valuation adjustments through the various maturity dates will approximate zero, unless the derivatives fail to qualify for hedge accounting.

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the year ended December 31, 2013 and 2012 as recorded in the consolidated statements of operations (in thousands):

Derivatives in cash flow hedging relationship	Amount of gain or (loss) recognized in OCI (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	Year Ended December 31,				Year Ended December 31,
	2013	2012	2011		2013	2012	2011
Interest rate swap and cap agreements	$362	$643	$1,048	Interest expense	$—	$—	$—

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. No gain or loss was recognized in the consolidated financial statements related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the year ended December 31, 2013. A gain of $4.0 thousand and a loss of $13.0 thousand were recognized during the years ended December 31, 2012 and December 31, 2011, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Derivative Instruments and Hedging Activities, continued

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2013 and December 31, 2012, we had collateral deposits recorded in other assets of approximately $0.7 million and $1.2 million, respectively.

17.    Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt.

ASC Topic 820, Fair Value Measurements and Disclosures, establishes guidance for the fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

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

Derivative Instruments
The derivative instruments held by us are interest rate swap and cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all observable inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis (Level 2).

Installment Notes on Manufactured Homes
The net carrying value of the installment notes on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2).

Long Term Debt and Lines of Credit
The fair value of long term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2).

Collateralized Receivables and Secured Borrowing
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the consolidated balance sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2).

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2013.  The table presents the carrying values and fair values of our financial instruments as of December 31, 2013 and December 31, 2012 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2013		December 31, 2012
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$25,471	$25,471	$21,898	$21,898
Collateralized receivables, net	$109,821	$109,821	$93,834	$93,834
Financial liabilities
Derivative instruments	$97	$97	$459	$459
Debt (excluding secured borrowing)	$1,200,927	$1,211,821	$1,329,311	$1,355,331
Secured borrowing	$110,510	$110,510	$94,409	$94,409
Lines of credit	$181,383	$181,383	$29,781	$29,781

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the consolidated balance sheets as of December 31, 2013 (in thousands).

	Description	Frequency	Asset/(Liability)	Level 1	Level 2	Level 3
December 31, 2013	Derivative instruments	Recurring	$(97)	$—	$(97)	—
December 31, 2012	Derivative instruments	Recurring	$(459)	$—	$(459)	—

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 requires an entity to present its unrecognized tax benefits net of its deferred tax assets when settlement in this manner is available under the tax law, which would be based on facts and circumstances as of the balance sheet reporting date and would not consider future events. Gross presentation in the notes to the financial statements will still be required. ASU 2013-11 will apply on a prospective basis to all unrecognized tax benefits that exist at the effective date, with the option to apply it retrospectively. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this pronouncement will not have any impact on our consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The provisions of ASU 2013-02 were effective for annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have any impact on our consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01") which amends ASC Topic 210, Balance Sheet. The updated guidance in ASC Topic 210 clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11, which was January 1, 2013. Early adoption was not permitted. The adoption of this pronouncement did not have any impact on our results of operations or financial condition.

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

20. Related Party Transactions

We have entered into the following transactions with OFS LLC:

Investment in OFS LLC. We entered into an agreement with four unrelated companies and we contributed cash of approximately $0.6 million towards the formation of OFS LLC. OFS LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its members. We accounted for our investment in OFS LLC using the equity method of accounting which we have since suspended. As of December 31, 2013, we had an ownership interest in the OFS LLC of 22.9%, and the carrying value of our investment was zero.

Loan Origination, Sale and Purchase Agreement. OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement. We paid OFS LLC a fee of $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million during the years ended December 31, 2013 and 2012, respectively. We purchased, at par, $7.7 million and $6.4 million of these loans during the years ended December 31, 2013 and 2012, respectively.

We have entered into the following transactions with Origen:

Investment in Origen. We own 5,000,000 shares of Origen common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse's Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman's family) owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse's Marital Trust. We accounted for our investment in Origen using the equity method of accounting which we have since suspended. As of December 31, 2013 we had an ownership interest in Origen of approximately 19%, and the carrying value of our investment was zero.

Board Membership. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen.

In addition to the transactions with Origen described above, Gary A. Shiffman and his affiliates and/or Arthur A. Weiss, one of our directors, have entered into the following transactions with us:

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Arthur A. Weiss owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 48,200 rentable square feet. The term of the lease is until October 31, 2016, with an option to renew for an additional five years. The base rent through October 31, 2014 is $18.12 per square foot (gross). From November 1, 2014 to August 31, 2015, the base rent will be $18.24 per square foot (gross) and from September 1, 2015 to October 31, 2016, the base rent will be $17.92 per square foot (gross). As of May 2013, we also have a temporary lease through April 30, 2014 for approximately 10,500 rentable square feet with base rent equal to $14.33 per square foot (gross). Our annual rent expense associated with the lease of our executive offices was approximately $1.0 million for the year ended December 31, 2013 and $0.7 million for each of the years ended December 31, 2012 and 2011. Our future annual rent expense will be approximately $0.9 million for 2014 and 2015 and $0.7 million for 2016. Each of Mr. Shiffman and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Related Party Transactions, continued

Loan Funding Agreement with Talmer Bank. Each of Robert H. Naftaly and Arthur A. Weiss, who serve on our board of directors, is also a director of each of Talmer Bancorp, Inc. and its primary operating subsidiary, Talmer Bank. Each of Mr. Naftaly, Mr. Weiss and Mr. Shiffman also owns less than one percent of Talmer Bancorp, Inc.'s common stock. In January 2013, we entered into an agreement with Talmer Bank under which we could refer purchasers of homes in our communities to Talmer Bank to obtain loans to finance their home purchases. We did not receive referral fees or other cash compensation under the agreement. If Talmer Bank made loans to purchasers referred by us under the agreement, those purchasers defaulted on their loans and Talmer Bank repossessed the homes securing such loans, we had agreed to purchase from Talmer Bank each such repossessed home for a price equal to 100% of the amount under each such loan, subject to certain adjustments; provided that the maximum outstanding principal amount of the loans subject to the agreement did not exceed $10.0 million. In addition, we agreed to waive all site rent that would otherwise be due from Talmer Bank so long as it owned any homes on which loans were made pursuant to the agreement. The agreement expired November 1, 2013 and was not extended. No transactions occurred under this agreement.

Legal Counsel. During 2011-2013, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $3.2 million, $3.4 million and $2.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of 24 properties (four of which have been sold) from partnerships previously affiliated with him (the “Sun Partnerships”). Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of the Sun Partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

21. Subsequent Events

We have evaluated our financial statements for subsequent events through the date that this Form 10-K was issued.

Acquisitions

In February 2014, we acquired Driftwood Camping Resort, an RV community with approximately 698 sites located in Clermont, New Jersey, for a purchase price of approximately $31.9 million. We also acquired Seashore Campsites RV and Campground, an RV community with approximately 685 sites located in Cape May, New Jersey, for a purchase price of approximately $24.6 million.
In January 2014, we acquired Castaways RV Resort & Campground, an RV community with approximately 369 sites located in Worcester County, Maryland, for a purchase price of approximately $35.9 million. We also acquired Wine Country RV Resort, an RV community with approximately 166 sites located in Paso Robles, California, for a purchase price of approximately $13.3 million.
The initial accounting and purchase price allocations for these business acquisitions will be completed during the first quarter of 2014.
Mortgage Loans
On January 30, 2014, we and four of our subsidiaries obtained four mortgage loans (each, an “Individual Loan” and, together, the “Loan”) in the aggregate amount of $99.0 million from The Northwestern Mutual Life Insurance Company (“NM”) pursuant to a Master Loan Agreement with NM. Each Individual Loan accrues interest at the rate of 4.20% per year. The borrower under each Individual Loan is required to make monthly principal and interest payments calculated based on a 30 days amortization period. Each Individual Loan matures and all outstanding principal and interest under each Individual Loan will be payable on February 13, 2026. We and each of the four borrowers have guaranteed the Loan. The Loan is secured by a mortgage and assignment of leases and rents on the four MH/RV communities owned by the borrowers. An event of default under any Individual Loan will cause an event of default under the entire Loan and all four mortgaged properties secure the repayment of the entire Loan. The proceeds of the Loan were used to repay a portion of our senior secured line of credit.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2013
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	B	1,485	14,278	—	7,647	1,485	21,925	23,410	(8,765)	2000	(A)
Allendale	Allendale, MI	B	366	3,684	—	9,801	366	13,485	13,851	(6,068)	1996	(A)
Alpine	Grand Rapids, MI	E	729	6,692	—	9,065	729	15,757	16,486	(6,805)	1996	(A)
Apple Carr Village	Muskegon, MI	3,663	800	6,172	—	2,743	800	8,915	9,715	(840)	2011	(A)
Apple Creek	Amelia, OH	C	543	5,480	—	1,901	543	7,381	7,924	(3,010)	1999	(A)
Arbor Terrace	Bradenton, FL	A	456	4,410	—	2,183	456	6,593	7,049	(2,860)	1996	(A)
Ariana Village	Lakeland, FL	—	240	2,195	—	1,117	240	3,312	3,552	(1,728)	1994	(A)
Autumn Ridge	Ankeny, IA	B	890	8,054	(34)	2,898	856	10,952	11,808	(5,352)	1996	(A)
Bedford Hills	Battle Creek, MI	C	1,265	11,562	—	3,194	1,265	14,756	16,021	(7,987)	1996	(A)
Bell Crossing	Clarksville, TN	C	717	1,916	(12)	8,348	705	10,264	10,969	(3,490)	1999	(A)
Big Timber Lake RV Resort	Cape May, NJ	E	590	21,308	—	324	590	21,632	22,222	(399)	2013	(A)
Blazing Star	San Antonio, TX	3,996	750	6,163	—	789	750	6,952	7,702	(371)	2012	(A)
Blueberry Hill	Bushnell, FL	C	3,830	3,240	—	956	3,830	4,196	8,026	(266)	2012	(A)
Boulder Ridge	Pflugerville, TX	B	1,000	500	3,323	23,933	4,323	24,433	28,756	(10,247)	1998	(C)
Branch Creek	Austin, TX	B	796	3,716	—	5,333	796	9,049	9,845	(4,644)	1995	(A)
Brentwood	Kentwood, MI	A	385	3,592	—	2,285	385	5,877	6,262	(3,004)	1996	(A)
Brookside Manor	Goshen, IN	B	260	1,080	385	12,309	645	13,389	14,034	(6,352)	1985	(A)
Brookside Village	Kentwood, MI	2,474	170	5,564	—	654	170	6,218	6,388	(570)	2011	(A)
Buttonwood Bay	Sebring, FL	A	1,952	18,294	—	4,721	1,952	23,015	24,967	(9,180)	2001	(A)
Byrne Hill Village	Toledo, OH	—	383	3,903	—	1,919	383	5,822	6,205	(2,335)	1999	(A)
Byron Center	Byron Center, MI	E	253	2,402	—	2,376	253	4,778	5,031	(2,167)	1996	(A)
Camelot Villa	Macomb, MI	E	910	21,211	—	2,197	910	23,408	24,318	(381)	2013	(A)
Candlelight Village	Sauk Village, IL	D	600	5,623	—	6,582	600	12,205	12,805	(5,423)	1996	(A)
Candlewick Court	Owosso, MI	A	125	1,900	131	2,890	256	4,790	5,046	(2,502)	1985	(A)
Carrington Pointe	Ft. Wayne, IN	B	1,076	3,632	(1)	7,344	1,075	10,976	12,051	(4,901)	1997	(A)
Casa Del Valle	Alamo, TX	—	246	2,316	—	1,482	246	3,798	4,044	(1,417)	1997	(A)
Catalina	Middletown, OH	A	653	5,858	—	4,016	653	9,874	10,527	(5,410)	1993	(A)
Cave Creek	Evans, CO	5,607	2,241	15,343	—	7,952	2,241	23,295	25,536	(6,292)	2004	(A)
Chisholm Point	Pflugerville, TX	B	609	5,286	—	5,664	609	10,950	11,559	(5,628)	1995	(A)
Cider Mill Crossings	Fenton, MI	C	520	1,568	—	8,956	520	10,524	11,044	(1,013)	2011	(A)
Cider Mill Village	Middleville, MI	E	250	3,590	—	1,982	250	5,572	5,822	(549)	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2013
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Clearwater Village	South Bend, IN	B	80	1,270	60	5,183	140	6,453	6,593	(2,545)	1986	(A)
Club Naples	Naples, FL	C	5,780	4,952	—	780	5,780	5,732	11,512	(531)	2011	(A)
Cobus Green	Osceola, IN	E	762	7,037	—	5,061	762	12,098	12,860	(6,149)	1993	(A)
College Park Estates	Canton, MI	C	75	800	174	9,003	249	9,803	10,052	(4,737)	1978	(A)
Comal Farms	New Braunfels, TX	C	1,455	1,732	—	8,711	1,455	10,443	11,898	(3,702)	2000	(A&C)
Continental Estates	Davison, MI	—	1,625	16,581	150	1,636	1,775	18,217	19,992	(9,898)	1996	(A)
Continental North (1)	Davison, MI	E	—	—	—	10,001	—	10,001	10,001	(4,795)	1996	(A)
Corporate Headquarters	Southfield, MI	—	—	—	—	17,600	—	17,600	17,600	(9,682)	Various
Country Acres	Cadillac, MI	E	380	3,495	—	2,748	380	6,243	6,623	(2,906)	1996	(A)
Country Hills Village	Hudsonville, MI	E	340	3,861	—	3,001	340	6,862	7,202	(736)	2011	(A)
Country Meadows	Flat Rock, MI	B	924	7,583	296	17,627	1,220	25,210	26,430	(12,257)	1994	(A)
Country Meadows Village	Caledonia, MI	C	550	5,555	—	3,244	550	8,799	9,349	(887)	2011	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	—	1,552	1,274	12,509	13,783	(4,101)	2004	(A)
Countryside Gwinnett	Buford, GA	10,341	1,124	9,539	—	4,208	1,124	13,747	14,871	(4,717)	2004	(A)
Countryside Lake Lanier	Buford, GA	16,810	1,916	16,357	—	6,983	1,916	23,340	25,256	(7,180)	2004	(A)
Countryside Village	Perry, MI	C	275	3,920	185	4,479	460	8,399	8,859	(4,639)	1987	(A)
Creekside	Reidsville, NC	C	350	1,423	(331)	(1,179)	19	244	263	(36)	2000	(A&C)
Creekwood Meadows	Burton, MI	D	808	2,043	404	12,246	1,212	14,289	15,501	(6,976)	1997	(C)
Cutler Estates	Grand Rapids, MI	C	749	6,941	—	3,123	749	10,064	10,813	(5,055)	1996	(A)
Davison East (1)	Davison, MI	—	—	—	—	1,177	—	1,177	1,177	(717)	1996	(A)
Deerfield Run	Anderson, IN	C	990	1,607	—	5,214	990	6,821	7,811	(2,719)	1999	(A)
Desert View Village	West Wendover, NV	C	1,119	—	(1,042)	231	77	231	308	(113)	1998	(C)
Dutton Mill Village	Caledonia, MI	E	370	8,997	—	1,441	370	10,438	10,808	(982)	2011	(A)
Eagle Crest	Firestone, CO	B	2,015	150	—	37,439	2,015	37,589	39,604	(12,840)	1998	(C)
East Fork	Batavia, OH	C	1,280	6,302	—	9,193	1,280	15,495	16,775	(5,350)	2000	(A&C)
East Village Estates	Washington Twp., MI	21,373	1,410	25,413	—	2,903	1,410	28,316	29,726	(1,481)	2012	(A)
Edwardsville	Edwardsville, KS	C	425	8,805	541	7,767	966	16,572	17,538	(8,152)	1987	(A)
Falcon Pointe	East Lansing, MI	—	450	4,049	(300)	(2,529)	150	1,520	1,670	(318)	2003	(A)
Fisherman's Cove	Flint, MI	E	380	3,438	—	3,245	380	6,683	7,063	(3,536)	1993	(A)
Forest Meadows	Philomath, OR	E	1,031	2,050	—	827	1,031	2,877	3,908	(1,332)	1999	(A)
Four Seasons	Elkhart, IN	D	500	4,811	—	2,613	500	7,424	7,924	(2,958)	2000	(A)
Glen Laurel	Concord, NC	C	1,641	453	—	12,981	1,641	13,434	15,075	(4,100)	2001	(A&C)
Goldcoaster	Homestead, FL	E	446	4,234	172	3,854	618	8,088	8,706	(3,535)	1997	(A)
Grand	Grand Rapids, MI	A	374	3,587	—	2,126	374	5,713	6,087	(2,869)	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2013
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Grand Lakes	Citra, FL	C	5,280	4,501	—	1,332	5,280	5,833	11,113	(346)	2012	(A)
Groves	Ft. Myers, FL	D	249	2,396	—	1,789	249	4,185	4,434	(1,770)	1997	(A)
Gwynn's Island	Gwynn, VA	C	760	595	—	886	760	1,481	2,241	(36)	2013	(A)
Hamlin	Webberville, MI	A	125	1,675	536	9,693	661	11,368	12,029	(4,282)	1984	(A)
Hickory Hills Village	Battle Creek, MI	4,367	760	7,697	—	1,969	760	9,666	10,426	(925)	2011	(A)
Hidden Ridge	Hopkins, MI	C	440	893	—	281	440	1,174	1,614	(115)	2011	(A)
High Point	Frederica, DE	17,500	898	7,031	—	5,393	898	12,424	13,322	(4,587)	1997	(A)
Holiday Village	Elkhart, IN	B	100	3,207	143	3,412	243	6,619	6,862	(3,386)	1986	(A)
Holiday West Village	Holland, MI	C	340	8,067	—	1,463	340	9,530	9,870	(923)	2011	(A)
Holly/Hawaiian Gardens	Holly, MI	A	1,514	13,596	—	2,637	1,514	16,233	17,747	(4,955)	2004	(A)
Holly Forest	Holly Hill, FL	B	920	8,376	—	581	920	8,957	9,877	(4,813)	1997	(A)
Hunters Crossing	Capac, MI	C	430	1,092	—	431	430	1,523	1,953	(85)	2012	(A)
Hunters Glen	Wayland, MI	C	1,102	11,926	—	4,950	1,102	16,876	17,978	(5,292)	2004	(A)
Indian Creek	Ft. Myers Beach, FL	—	3,832	34,660	—	6,655	3,832	41,315	45,147	(21,515)	1996	(A)
Indian Creek	Geneva on the Lake, OH	C	420	20,791	—	731	420	21,522	21,942	(399)	2013	(A)
Island Lake	Merritt Island, FL	—	700	6,431	—	531	700	6,962	7,662	(4,077)	1995	(A)
Jellystone	North Java, NY	—	870	8,884	—	592	870	9,476	10,346	(233)	2013	(A)
Jellystone at Birchwood Acres	Woodridge, NY	—	560	5,527	—	(36)	560	5,491	6,051	(83)	2013	(A)
Kensington Meadows	Lansing, MI	B	250	2,699	—	8,336	250	11,035	11,285	(5,007)	1995	(A)
Kenwood	La Feria, TX	C	145	1,842	—	520	145	2,362	2,507	(969)	1999	(A)
King's Court	Traverse City, MI	B	1,473	13,782	(11)	3,927	1,462	17,709	19,171	(9,659)	1996	(A)
King's Lake	Debary, FL	—	280	2,542	—	2,918	280	5,460	5,740	(2,685)	1994	(A)
Knollwood Estates	Allendale, MI	2,706	400	4,061	—	2,967	400	7,028	7,428	(2,840)	2001	(A)
Lafayette Place	Warren, MI	D	669	5,979	—	4,568	669	10,547	11,216	(4,775)	1998	(A)
Lake In Wood	Narvon, PA	C	7,360	7,097	—	439	7,360	7,536	14,896	(426)	2012	(A)
Lake Juliana	Auburndale, FL	D	335	3,048	—	1,713	335	4,761	5,096	(2,532)	1994	(A)
Lake Laurie RV Resort	Cape May, NJ	C	650	7,736	—	1,593	650	9,329	9,979	(218)	2013	(A)
Lake San Marino	Naples, FL	D	650	5,760	—	2,229	650	7,989	8,639	(3,691)	1996	(A)
Lakeview	Ypsilanti, MI	C	1,156	10,903	—	4,191	1,156	15,094	16,250	(4,800)	2004	(A)
Leisure Village	Belmont, MI	C	360	8,219	—	216	360	8,435	8,795	(735)	2011	(A)
Liberty Farms	Valparaiso, IN	A	66	1,201	116	2,928	182	4,129	4,311	(2,192)	1985	(A)
Lincoln Estates	Holland, MI	A	455	4,201	—	2,881	455	7,082	7,537	(3,337)	1996	(A)
Maplewood Mobile	Indianapolis, IN	A	275	2,122	—	2,164	275	4,286	4,561	(2,390)	1989	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2013
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Meadow Lake Estates	White Lake, MI	B	1,188	11,498	127	8,429	1,315	19,927	21,242	(10,738)	1994	(A)
Meadowbrook	Charlotte, NC	C	1,310	6,570	—	7,792	1,310	14,362	15,672	(5,405)	2000	(A&C)
Meadowbrook Estates	Monroe, MI	E	431	3,320	379	11,750	810	15,070	15,880	(7,431)	1986	(A)
Meadowbrook Village	Tampa, FL	A	519	4,728	—	644	519	5,372	5,891	(3,387)	1994	(A)
Meadows	Nappanee, IN	A	287	2,300	(1)	4,050	286	6,350	6,636	(3,534)	1987	(A)
Naples Gardens	Naples, FL	C	3,640	2,020	—	710	3,640	2,730	6,370	(240)	2011	(A)
New Point RV Resort	New Point, VA	C	1,550	5,259	—	2,828	1,550	8,087	9,637	(173)	2013	(A)
North Lake Estates	Moore Haven, FL	C	4,150	3,486	—	595	4,150	4,081	8,231	(378)	2011	(A)
North Point Estates	Pueblo, CO	C	1,582	3,027	1	4,775	1,583	7,802	9,385	(2,518)	2001	(C)
Northville Crossing	Northville, MI	21,101	1,250	29,564	(13)	6,335	1,237	35,899	37,136	(1,967)	2012	(A)
Oak Crest	Austin, TX	C	4,311	12,611	—	6,302	4,311	18,913	23,224	(6,750)	2002	(A)
Oak Island Village	East Lansing, MI	3,398	320	6,843	—	1,962	320	8,805	9,125	(811)	2011	(A)
Oakwood Village	Miamisburg, OH	B	1,964	6,401	(1)	12,850	1,963	19,251	21,214	(7,785)	1998	(A)
Orange City	Orange City, FL	C	920	5,540	—	860	920	6,400	7,320	(564)	2011	(A)
Orange Tree	Orange City, FL	—	283	2,530	15	951	298	3,481	3,779	(2,033)	1994	(A)
Orchard Lake	Milford, OH	C	395	4,025	(15)	755	380	4,780	5,160	(2,046)	1999	(A)
Palm Creek	Casa Grande, AZ	41,150	11,836	76,143	—	3,312	11,836	79,455	91,291	(4,607)	2012	(A)
Pebble Creek	Greenwood, IN	C	1,030	5,074	—	6,467	1,030	11,541	12,571	(4,818)	2000	(A&C)
Pecan Branch	Georgetown, TX	C	1,379	—	235	5,113	1,614	5,113	6,727	(2,157)	1999	(C)
Peter's Pond RV Resort	Sandwich, MA	C	4,700	22,840	—	1,479	4,700	24,319	29,019	(511)	2013	(A)
Pheasant Ridge	Lancaster, PA	D	2,044	19,279	—	461	2,044	19,740	21,784	(7,586)	2002	(A)
Pin Oak Parc	O'Fallon, MO	B	1,038	3,250	467	9,043	1,505	12,293	13,798	(5,403)	1994	(A)
Pine Hills	Middlebury, IN	E	72	544	60	2,991	132	3,535	3,667	(1,792)	1980	(A)
Pine Ridge	Prince George, VA	A	405	2,397	—	3,506	405	5,903	6,308	(2,905)	1986	(A)
Pine Trace	Houston, TX	8,069	2,907	17,169	(7)	8,683	2,900	25,852	28,752	(6,480)	2004	(A)
Pinebrook Village	Grand Rapids, MI	C	130	5,692	—	895	130	6,587	6,717	(614)	2011	(A)
Presidential	Hudsonville, MI	B	680	6,314	—	5,911	680	12,225	12,905	(5,531)	1996	(A)
Rainbow RV	Frostproof, FL	E	1,890	5,682	—	816	1,890	6,498	8,388	(362)	2012	(A)
Richmond	Richmond, MI	D	501	2,040	—	1,773	501	3,813	4,314	(1,778)	1998	(A)
River Haven	Grand Haven, MI	C	1,800	16,967	—	5,598	1,800	22,565	24,365	(8,927)	2001	(A)
River Ranch	Austin, TX	C	4,690	843	(4)	28,220	4,686	29,063	33,749	(4,062)	2000	(A&C)
River Ridge	Austin, TX	9,783	3,201	15,090	(2,351)	7,577	850	22,667	23,517	(7,586)	2002	(A)
River Ridge Expansion	Austin, TX	—	—	—	2,351	4,476	2,351	4,476	6,827	(316)	2010	(C)
Roxbury	Goshen, IN	B	1,057	9,870	1	3,847	1,058	13,717	14,775	(5,052)	2001	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2013
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Royal Country	Miami, FL	54,000	2,290	20,758	—	1,649	2,290	22,407	24,697	(14,357)	1994	(A)
Rudgate Clinton	Clinton Township, MI	28,285	1,090	23,664	—	3,487	1,090	27,151	28,241	(1,405)	2012	(A)
Rudgate Manor	Sterling Heights, MI	16,924	1,440	31,110	—	4,508	1,440	35,618	37,058	(1,823)	2012	(A)
Saddle Oak Club	Ocala, FL	B	730	6,743	—	1,223	730	7,966	8,696	(4,738)	1995	(A)
Saddlebrook	San Marcos, TX	C	1,703	11,843	—	6,710	1,703	18,553	20,256	(6,709)	2002	(A)
Scio Farms	Ann Arbor, MI	A	2,300	22,659	(11)	13,125	2,289	35,784	38,073	(17,931)	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	—	1,922	1,207	12,101	13,308	(4,638)	1997	(A)
Seaport RV Resort	Mystic, CT	C	120	290	—	1,282	120	1,572	1,692	(56)	2013	(A)
Sheffield	Auburn Hills, MI	6,625	778	7,165	—	1,145	778	8,310	9,088	(2,320)	1986	(A)
Sherman Oaks	Jackson, MI	C	200	2,400	240	7,049	440	9,449	9,889	(4,830)	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	D	2,051	18,549	—	3,068	2,051	21,617	23,668	(11,436)	1996	(A)
Silver Springs	Clinton Township, MI	8,339	861	16,595	—	3,877	861	20,472	21,333	(1,073)	2012	(A)
Silver Star	Orlando, FL	A	1,022	9,306	—	936	1,022	10,242	11,264	(5,654)	1996	(A)
Snow to Sun	Weslaco, TX	—	190	2,143	13	1,608	203	3,751	3,954	(1,550)	1997	(A)
Southfork	Belton, MO	D	1,000	9,011	—	5,141	1,000	14,152	15,152	(6,030)	1997	(A)
Southwood Village	Grand Rapids, MI	5,694	300	11,517	—	1,386	300	12,903	13,203	(1,172)	2011	(A)
St. Clair Place	St. Clair, MI	E	501	2,029	—	1,292	501	3,321	3,822	(1,740)	1998	(A)
Stonebridge	San Antonio, TX	C	2,515	2,096	(615)	8,666	1,900	10,762	12,662	(4,150)	2000	(A&C)
Stonebridge	Richfield Twp., MI	—	2,044	—	2,227	—	4,271	—	4,271	—	1998	(C)
Summit Ridge	Converse, TX	C	2,615	2,092	(883)	14,761	1,732	16,853	18,585	(4,053)	2000	(A&C)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	857	1,285	12,630	13,915	(6,350)	1998	(A)
Sunset Ridge	Kyle, TX	C	2,190	2,775	—	7,192	2,190	9,967	12,157	(3,953)	2000	(A&C)
Sunset Ridge	Portland, MI	C	2,044	—	(9)	15,586	2,035	15,586	17,621	(6,254)	1998	(C)
Sycamore Village	Mason, MI	6,048	390	13,341	—	3,049	390	16,390	16,780	(1,481)	2011	(A)
Tamarac Village	Ludington, MI	5,586	300	12,028	85	1,604	385	13,632	14,017	(1,154)	2011	(A)
Tampa East	Dover, FL	E	734	6,310	—	3,178	734	9,488	10,222	(2,538)	2005	(A)
Three Lakes	Hudson, FL	C	5,050	3,361	—	1,123	5,050	4,484	9,534	(253)	2012	(A)
Timber Ridge	Ft. Collins, CO	B	990	9,231	—	5,853	990	15,084	16,074	(7,317)	1996	(A)
Timberbrook	Bristol, IN	C	490	3,400	101	8,386	591	11,786	12,377	(6,833)	1987	(A)
Timberline Estates	Coopersville, MI	B	535	4,867	1	4,780	536	9,647	10,183	(4,554)	1994	(A)
Town and Country	Traverse City, MI	E	406	3,736	—	1,508	406	5,244	5,650	(2,761)	1996	(A)
Valley Brook	Indianapolis, IN	B	150	3,500	1,277	14,043	1,427	17,543	18,970	(9,256)	1989	(A)
Village Trails	Howard City, MI	—	988	1,472	(50)	2,065	938	3,537	4,475	(1,773)	1998	(A)
Vines RV Resort	Paso Robles, CA	—	890	7,110	—	(2)	890	7,108	7,998	(127)	2013	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2013
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Wagon Wheel	Old Orchard Beach, ME	C	590	7,703	—	1,426	590	9,129	9,719	(233)	2013	(A)
Warren Dunes Village	Bridgman, MI	2,571	310	3,350	—	1,644	310	4,994	5,304	(508)	2011	(A)
Water Oak	Lady Lake, FL	B	2,834	16,706	101	14,448	2,935	31,154	34,089	(15,707)	1993	(A)
Waverly Shores Village	Holland, MI	5,119	340	7,267	—	575	340	7,842	8,182	(709)	2011	(A)
West Glen Village	Indianapolis, IN	A	1,100	10,028	—	6,286	1,100	16,314	17,414	(8,115)	1994	(A)
West Village Estates	Romulus, MI	6,710	884	19,765	—	1,853	884	21,618	22,502	(1,164)	2012	(A)
Westbrook	Toledo, OH	B	1,110	10,462	—	3,350	1,110	13,812	14,922	(6,103)	1999	(A)
Westbrook Senior	Toledo, OH	B	355	3,295	—	306	355	3,601	3,956	(1,472)	2001	(A)
Westward Ho RV Resort	Glenbeulah, WI	C	1,050	5,642	—	944	1,050	6,586	7,636	(144)	2013	(A)
White Lake	White Lake, MI	B	672	6,179	1	8,762	673	14,941	15,614	(6,761)	1997	(A)
White Oak	Mt. Morris, MI	B	782	7,245	112	7,164	894	14,409	15,303	(6,900)	1997	(A)
Wild Acres	Orchard Beach, ME	C	1,640	26,786	—	2,002	1,640	28,788	30,428	(712)	2013	(A)
Willowbrook	Toledo, OH	B	781	7,054	1	3,452	782	10,506	11,288	(4,520)	1997	(A)
Windham Hills	Jackson, MI	B	2,673	2,364	—	13,719	2,673	16,083	18,756	(6,726)	1998	(A)
Windsor Woods Village	Wayland, MI	C	270	5,835	—	2,525	270	8,360	8,630	(788)	2011	(A)
Woodhaven Place	Woodhaven, MI	B	501	4,541	—	3,519	501	8,060	8,561	(3,516)	1998	(A)
Woodlake Estates	Yoder, IN	—	632	3,674	(283)	498	349	4,172	4,521	(1,087)	1998	(A)
Woodlake Trails	San Antonio, TX	C	1,186	287	(56)	10,466	1,130	10,753	11,883	(2,197)	2000	(A&C)
Woodland Park Estates	Eugene, OR	2,489	1,592	14,398	1	1,143	1,593	15,541	17,134	(7,868)	1998	(A)
Woods Edge	West Lafayette, IN	—	100	2,600	3	10,338	103	12,938	13,041	(6,245)	1985	(A)
Woodside Terrace	Holland, OH	B	1,064	9,625	(1)	4,857	1,063	14,482	15,545	(6,814)	1997	(A)
Worthington Arms	Lewis Center, OH	B	376	2,624	—	2,792	376	5,416	5,792	(2,697)	1990	(A)
			$216,613	$1,396,410	$7,284	$868,812	$223,897	$2,265,222	$2,489,119	$(734,067)

A These communities collateralize $161.9 million of secured debt.
B These communities collateralize $366.0 million of secured debt.
C These communities collateralize $178.1 million of secured debt.
D These communities collateralize $111.1 million of secured debt.
E These communities collateralize $141.5 million of secured debt.
(1) The initial cost for this property is included in the initial cost reported for Continental Estates.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2013
(amounts in thousands)

The change in investment property for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$2,177,305	$1,794,605	$1,580,544
Community and land acquisitions, including immediate improvements	192,660	302,487	167,326
Community expansion and development	17,985	13,424	5,931
Improvements, other	145,916	110,029	78,844
Asset impairment	—	—	(1,584)
Dispositions and other	(44,747)	(43,240)	(36,456)
Ending balance	$2,489,119	$2,177,305	$1,794,605

The change in accumulated depreciation for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
Beginning balance	$659,169	$597,999	$548,218
Depreciation for the period	96,499	80,124	67,286
Asset impairment	—	—	(202)
Dispositions and other	(21,601)	(18,954)	(17,303)
Ending balance	$734,067	$659,169	$597,999