Form 10-Q
period 2014-03-31
SUN COMMUNITIES INC
filed 2014-04-30
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2014:  40,394,411

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) March 31, 2014	December 31, 2013
ASSETS
Investment property, net (including $56,427 and $56,805 for consolidated variable interest entities at March 31, 2014 and December 31, 2013; see Note 8)	$1,864,074	$1,755,052
Cash and cash equivalents	9,305	4,753
Inventory of manufactured homes	6,541	5,810
Notes and other receivables, net	162,306	164,685
Other assets	66,006	68,936
TOTAL ASSETS	$2,108,232	$1,999,236
LIABILITIES
Debt (including $45,024 and $45,209 for consolidated variable interest entities at March 31, 2014 and December 31, 2013; see Note 8)	$1,408,393	$1,311,437
Lines of credit	16,441	181,383
Other liabilities	117,618	109,342
TOTAL LIABILITIES	1,542,452	1,602,162
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value. Authorized: 10,000 shares; Issued and outstanding: 3,400 shares at March 31, 2014 and December 31, 2013	34	34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 40,394 shares at March 31, 2014 and 36,140 shares at December 31, 2013	404	361
Additional paid-in capital	1,329,678	1,141,590
Accumulated other comprehensive loss	(277)	(366)
Distributions in excess of accumulated earnings	(778,766)	(761,112)
Total Sun Communities, Inc. stockholders' equity	551,073	380,507
Noncontrolling interests:
Series A-1 preferred OP units	44,991	45,548
Series A-3 preferred OP units	3,463	3,463
Common OP units	(33,358)	(31,907)
Consolidated variable interest entities	(389)	(537)
Total noncontrolling interests	14,707	16,567
TOTAL STOCKHOLDERS’ EQUITY	565,780	397,074
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,108,232	$1,999,236

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
REVENUES
Income from real property	$87,497	$79,065
Revenue from home sales	10,123	12,856
Rental home revenue	9,402	7,361
Ancillary revenues, net	518	472
Interest	3,354	2,963
Brokerage commissions and other income, net	287	196
Total revenues	111,181	102,913
COSTS AND EXPENSES
Property operating and maintenance	23,189	19,946
Real estate taxes	6,009	5,756
Cost of home sales	7,848	9,816
Rental home operating and maintenance	5,251	4,263
General and administrative - real property	7,813	6,790
General and administrative - home sales and rentals	2,499	2,435
Acquisition related costs	760	1,042
Depreciation and amortization	28,889	25,262
Interest	17,590	18,864
Interest on mandatorily redeemable debt	803	809
Total expenses	100,651	94,983
Income before income taxes and distributions from affiliate	10,530	7,930
Provision for state income taxes	(69)	(59)
Distributions from affiliate	400	400
Net income	10,861	8,271
Less: Preferred return to Series A-1 preferred OP units	672	573
Less: Preferred return to Series A-3 preferred OP units	45	30
Less: Amounts attributable to noncontrolling interests	784	410
Net income attributable to Sun Communities, Inc.	9,360	7,258
Less: Series A preferred stock distributions	1,514	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$7,846	$5,744
Weighted average common shares outstanding:
Basic	37,140	30,774
Diluted	37,154	30,789
Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

Distributions per common share:	$0.65	$0.63

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$10,861	$8,271
Unrealized gain on interest rate swaps	97	92
Total comprehensive income	10,958	8,363
Less: Comprehensive income attributable to the noncontrolling interests	792	419
Comprehensive income attributable to Sun Communities, Inc.	$10,166	$7,944

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2013	$34	$361	$1,141,590	$(366)	$(761,112)	$16,567	$397,074
Issuance of common stock from exercise of options, net	—	—	53	—	—	—	53
Issuance, conversion of OP units and associated costs of common stock, net	—	43	186,945	—	—	(557)	186,431
Share-based compensation - amortization and forfeitures	—	—	1,090	—	40	—	1,130
Net income	—	—	—	—	10,077	784	10,861
Unrealized gain on interest rate swaps	—	—	—	89	—	8	97
Distributions	—	—	—	—	(27,771)	(2,095)	(29,866)
Balance as of March 31, 2014	$34	$404	$1,329,678	$(277)	$(778,766)	$14,707	$565,780

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$10,861	$8,271
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from dispositions	(983)	(635)
Loss on valuation of derivative instruments	—	1
Share-based compensation	1,130	564
Depreciation and amortization	29,159	24,851
Amortization of deferred financing costs	277	726
Distributions from affiliate	(400)	(400)
Change in notes receivable from financed sales of inventory homes, net of repayments	(120)	(5,111)
Change in inventory, other assets and other receivables, net	1,506	1,855
Change in other liabilities	3,244	(2,489)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,674	27,633
INVESTING ACTIVITIES:
Investment in properties	(36,957)	(38,109)
Acquisitions of properties	(104,142)	(55,618)
Investment in note receivable of acquired properties	—	(49,441)
Proceeds related to affiliate dividend distribution	400	400
Proceeds related to disposition of land	258	—
Proceeds related to disposition of assets and depreciated homes, net	2,824	593
Issuance of notes and other receivables	(1,323)	(347)
Repayments of notes and other receivables	272	183
NET CASH USED FOR INVESTING ACTIVITIES	(138,668)	(142,339)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	186,431	262,134
Net proceeds from stock option exercise	53	100
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(26,303)	(21,712)
Borrowings on lines of credit	148,414	149,631
Payments on lines of credit	(313,356)	(179,020)
Proceeds from issuance of other debt	105,549	6,973
Payments on other debt	(3,697)	(70,111)
Proceeds received from return of prepaid deferred financing costs	2,384	—
Payments for deferred financing costs	(929)	(1,752)
NET CASH PROVIDED BY FINANCING ACTIVITIES	98,546	146,243
Net change in cash and cash equivalents	4,552	31,537
Cash and cash equivalents, beginning of period	4,753	29,508
Cash and cash equivalents, end of period	$9,305	$61,045
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $171 and $0, respectively)	$13,739	$14,674
Cash paid for interest on mandatorily redeemable debt	$803	$809
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$97	$92
Reduction in secured borrowing balance	$4,850	$3,926
Change in distributions declared and outstanding	$3,563	$4,335
Conversion of Series A-1 preferred OP units	$556	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-3 preferred OP units issued	$—	$3,463
Acquisitions - release of note receivable and accrued interest	$—	$49,441

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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on February 20, 2014 (the “2013 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2013 Annual Report.

Reference in this report to Sun Communities, Inc., “we”, “our”, “us” and the “Company” refer to Sun Communities, Inc. and its subsidiaries, unless the context indicates otherwise.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions

In February 2014, we acquired Driftwood Camping Resort ("Driftwood"), a recreational vehicle ("RV") community with 698 sites and expansion potential of approximately 30 sites located in Clermont, New Jersey, and Seashore Campsites RV and Campground ("Seashore"), an RV community with 685 sites located in Cape May, New Jersey.
In January 2014, we acquired Castaways RV Resort & Campground ("Castaways"), an RV community with 369 sites and expansion potential of approximately 25 sites located in Worcester County, Maryland, and Wine Country RV Resort ("Wine Country"), an RV community with 166 sites and expansion potential of approximately 34 sites located in Paso Robles, California.
The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid for acquisitions completed in 2014 (in thousands):

At Acquisition Date	Wine Country	Castaways	Seashore	Driftwood	Total
Investment in property	$13,250	$36,597	$24,258	$31,301	$105,406
In-place leases and other intangible assets	—	—	500	790	1,290
Other assets	9	2	12	4	27
Other liabilities	(60)	(497)	(1,188)	(836)	(2,581)
Total identifiable assets and liabilities assumed	$13,199	$36,102	$23,582	$31,259	$104,142

Consideration
Cash consideration transferred	$13,199	$36,102	$23,582	$31,259	$104,142

The purchase price allocations for Wine Country, Castaways, Seashore and Driftwood are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the consolidated statements of operations for the three months ended March 31, 2014 for all acquisitions described above is set forth in the following table (in thousands):

Three Months Ended March 31, 2014
(unaudited)
Revenue	$1,053
Net income	$359

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions, continued

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2014 and 2013 as if the properties were acquired on January 1, 2013. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for acquisition costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2013 (in thousands, except per-share data).

	Three Months Ended March 31,
	(unaudited)
	2014	2013
Total revenues	$112,132	$106,100
Net income attributable to Sun Communities, Inc. common stockholders	$8,684	$7,059
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.23	$0.23
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.23	$0.23

Acquisition related costs of approximately $0.8 million and $1.0 million have been incurred for the three months ended March 31, 2014 and 2013, respectively, and are presented as “Acquisition related costs” in our consolidated statements of operations.

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2014	December 31, 2013
Land	$212,901	$194,404
Land improvements and buildings	1,897,386	1,806,546
Rental homes and improvements	414,782	393,562
Furniture, fixtures, and equipment	67,432	65,086
Land held for future development	29,521	29,521
Investment property	2,622,022	2,489,119
Accumulated depreciation	(757,948)	(734,067)
Investment property, net	$1,864,074	$1,755,052

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $111.4 million (net of allowance of $0.8 million) and $109.8 million (net of allowance of $0.7 million) as of March 31, 2014 and December 31, 2013, respectively.  The outstanding balance on the secured borrowing was $112.2 million and $110.5 million as of March 31, 2014 and December 31, 2013, respectively.

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

Three Months Ended
March 31, 2014
Beginning balance	$110,510
Financed sales of manufactured homes	6,548
Principal payments and payoffs from our customers	(1,854)
Principal reduction from repurchased homes	(2,996)
Total activity	1,698
Ending balance	$112,208

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.7 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2014	December 31, 2013
Installment notes receivable on manufactured homes, net	$24,385	$25,471
Collateralized receivables, net (see Note 4)	111,442	109,821
Other receivables, net	26,479	29,393
Total notes and other receivables, net	$162,306	$164,685

Installment Notes Receivable on Manufactured Homes

The installment notes of $24.4 million (net of allowance of $0.1 million) and $25.5 million (net of allowance of $0.1 million) as of March 31, 2014 and December 31, 2013, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 10.3% and 11.8 years as of March 31, 2014, and 8.9% and 11.9 years as of December 31, 2013.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Three Months Ended
March 31, 2014
Beginning balance	$25,575
Financed sales of manufactured homes	62
Principal payments and payoffs from our customers	(731)
Principal reduction from repossessed homes	(389)
Total activity	(1,058)
Ending balance	$24,517

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $111.4 million (net of allowance of $0.8 million) and $109.8 million (net of allowance of $0.7 million ) as of March 31, 2014 and December 31, 2013, respectively.  The receivables have a net weighted average interest rate and maturity of 10.6% and 13.7 years as of March 31, 2014, and 10.7% and 13.6 years as of December 31, 2013.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of March 31, 2014 (in thousands).

Three Months Ended
March 31, 2014
Beginning balance	$(793)
Lower of cost or market write-downs	149
Increase to reserve balance	(254)
Total activity	(105)
Ending balance	$(898)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of March 31, 2014, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.7 million (net of allowance of $0.5 million), home sale proceeds of $5.0 million, insurance receivables of $2.4 million, insurance settlement of $3.7 million, rebates and other receivables of $4.2 million and two notes receivable of $4.3 million and $2.2 million. The $4.3 million note bears interest at LIBOR plus 475 basis points, is secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in cash collateral account and equity interests in another RV community and is due on May 31, 2014.  The $2.2 million note bears interest at 8.0% for the first two years and 7.9% for the remainder of the loan, is secured by the senior mortgage on one manufactured housing ("MH") community and a deed of land, and is due on December 31, 2016. As of December 31, 2013, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $6.9 million (net of allowance of $0.7 million), home sale proceeds of $5.7 million, insurance receivables of $2.0 million, insurance settlement of $3.7 million, rebates and other receivables of $4.6 million and two notes receivable of $4.3 million and $2.2 million.

6.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, capitalized costs in relation to leasing costs and franchise fees. These intangible assets are recorded within Other assets on the consolidated balance sheets. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		March 31, 2014		December 31, 2013
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$28,251	$(9,130)	$26,961	$(8,239)
Capitalized leasing costs greater than 1 year	7 years	12,940	(5,543)	13,359	(6,757)
Franchise fees	15 years	770	(48)	770	(29)
Total		$41,961	$(14,721)	$41,090	$(15,025)

During 2014, in connection with our acquisitions, we purchased in-place leases valued at approximately $1.3 million with a useful life of seven years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended March 31,
Intangible Asset	2014	2013
In-place leases	$891	$730
Capitalized leasing costs greater than 1 year	356	354
Franchise fees	31	—
Total	$1,278	$1,084

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At March 31, 2014 and 2013, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19%. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from dividends on our shares of Origen common stock.  Per Origen's earnings release dated February 19, 2014, the dividend payment represented a return of capital. Our investment in Origen had a market value of approximately $6.7 million based on a quoted market closing price of $1.33 per share from the OTC Pink Marketplace as of March 31, 2014.

The following table sets forth certain summarized unaudited financial information for Origen (amounts in thousands):

	Three Months Ended March 31,
	(unaudited)
	2014	2013
Revenues	$11,207	$12,673
Expenses	(11,304)	(14,519)
Net loss	$(97)	$(1,846)

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

The following table summarizes the assets and liabilities included in our consolidated balance sheet after appropriate eliminations (in thousands):

	March 31, 2014	December 31, 2013
ASSETS
Investment property, net	$56,427	$56,805
Other assets	3,798	3,926
Total Assets	$60,225	$60,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$45,024	$45,209
Other liabilities	7,666	6,564
Noncontrolling interests	(389)	(537)
Total Liabilities and Stockholders' Equity	$52,301	$51,236

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.9% and 3.0% of our consolidated total assets and debt and other liabilities comprised approximately 3.4% and 3.2% of our consolidated total liabilities at March 31, 2014 and December 31, 2013, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at March 31, 2014 and December 31, 2013.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Collateralized term loans - CMBS	$643,096	$644,844	5.9	6.1	5.4%	5.4%
Collateralized term loans - FNMA	364,966	366,019	7.9	8.1	3.1%	3.6%
Collateralized term loans - Northwestern	98,862	—	10.6	N/A	4.2%	N/A
Aspen and Series B-3 preferred OP Units	47,022	47,022	7.6	7.6	6.9%	6.9%
Secured borrowing (see Note 4)	112,208	110,510	13.6	13.5	10.6%	10.7%
Mortgage notes, other	142,239	143,042	5.8	6.0	4.6%	4.6%
Total debt	$1,408,393	$1,311,437	7.3	7.2	5.1%	5.0%

Collateralized Term Loans

In January 2014, we and four of our subsidiaries obtained four mortgage loans (each, an “Individual Loan” and, together, the “Loan”) in the aggregate amount of $99.0 million from The Northwestern Mutual Life Insurance Company (“NM”) pursuant to a Master Loan Agreement with NM. Each Individual Loan accrues interest at a rate of 4.20% and matures on February 13, 2026. We and each of the four borrowers have guaranteed the Loan. The proceeds of the Loan were used to repay a portion of our senior secured line of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

The collateralized term loans totaling $1.1 billion as of March 31, 2014, are secured by 99 properties comprised of 40,256 sites representing approximately $707.0 million of net book value.

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

Mortgage Notes

The mortgage notes totaling $142.2 million as of March 31, 2014, are collateralized by 18 properties comprised of 7,868 sites representing approximately $241.9 million of net book value.

Lines of Credit

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of March 31, 2014, the margin was 1.65%. At March 31, 2014 and December 31, 2013, we had approximately $15.0 million and $178.1 million respectively, outstanding under the Facility. At March 31, 2014 and December 31, 2013, approximately $2.0 million and $2.7 million, respectively, of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

We also have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At both March 31, 2014 and December 31, 2013, the effective interest rate was 5.5%, and there was no amount outstanding.

Lastly, we have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At March 31, 2014, the effective interest rate was 7.0%.  The outstanding balance was $1.4 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At March 31, 2014, we were in compliance with all covenants.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Equity Transactions

In March 2014, we closed an underwritten registered public offering of 4,200,000 shares of common stock at a price of $44.45 per share. Subsequent to quarter end, on April 8, 2014, the underwriters exercised their greenshoe option of 630,000 shares of common stock at a price of $44.45 less the declared dividend of $0.65 per share. Net proceeds from the offering were $214.0 million after deducting underwriting discounts and the expenses related to the offering, of which $27.6 million was subsequent to the three months ended March 31, 2014. We used the net proceeds of the offering to repay borrowings outstanding under the Facility and intend to use any remaining net proceeds to fund possible future acquisitions of properties and for working capital and general corporate purposes.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the three months ended March 31, 2014 or 2013.  There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the three months ended March 31, 2014 and 2013, there were no common OP units converted to shares of common stock.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert their Series A-1 preferred OP units to shares of our common stock at any time. During the three months ended March 31, 2014, holders of Series A-1 preferred OP units converted 9,777 units to 23,846 shares of common stock. No such units were converted during the three months ended March 31, 2013.

Cash distributions of $0.65 per share were declared for the quarter ended March 31, 2014. On April 17, 2014, cash payments of approximately $27.6 million for aggregate distributions were made to common stockholders, common OP unitholders and restricted stockholders of record as of March 31, 2014. In addition, cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock. On April 15, 2014, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of April 2, 2014.

11.      Share-Based Compensation

In February 2014, we granted 16,000 shares of restricted stock to an executive officer and a key employee under our Sun Communities, Inc. Equity Incentive Plan. The restricted shares had a fair value of $48.01 per share and will vest as follows: February 12, 2018: 20%; February 12, 2019: 30%; February 12, 2020: 35%; February 12, 2021: 10%; February 12, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In February 2014, we granted 14,000 shares of restricted stock to our directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 12, 2017, and had a fair value of $48.01 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the three months ended March 31, 2014, 2,253 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 5,000 restricted shares granted to our employees were satisfied during the three months ended March 31, 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $28.9 million annually. This transient revenue was recognized 27.7% in the first quarter and is expected to be recognized 18.3% in the second quarter, 40.7% in the third quarter and 13.3% in the fourth quarter of 2014. In 2013, transient revenue was $17.4 million and was recognized 40.0% in the first quarter, 15.0% in the second quarter, 30.0% in the third quarter and 15.0% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$87,497	$19,525	$107,022	$79,065	$20,217	$99,282
Operating expenses/Cost of sales	29,198	13,099	42,297	25,702	14,079	39,781
Net operating income/Gross profit	58,299	6,426	64,725	53,363	6,138	59,501
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	4,159	—	4,159	3,631	—	3,631
General and administrative	(7,813)	(2,499)	(10,312)	(6,790)	(2,435)	(9,225)
Acquisition related costs	(752)	(8)	(760)	(1,042)	—	(1,042)
Depreciation and amortization	(18,356)	(10,533)	(28,889)	(16,796)	(8,466)	(25,262)
Interest	(17,588)	(2)	(17,590)	(18,555)	(309)	(18,864)
Interest on mandatorily redeemable debt	(803)	—	(803)	(809)	—	(809)
Distributions from affiliate	400	—	400	400	—	400
Provision for state income taxes	(69)	—	(69)	(59)	—	(59)
Net income (loss)	17,477	(6,616)	10,861	13,343	(5,072)	8,271
Less: Preferred return to A-1 preferred OP units	672	—	672	573	—	573
Less: Preferred return to A-3 preferred OP units	45	—	45	30	—	30
Less: Amounts attributable to noncontrolling interests	1,325	(541)	784	896	(486)	410
Net income (loss) attributable to Sun Communities, Inc.	15,435	(6,075)	9,360	11,844	(4,586)	7,258
Less: Series A preferred stock distributions	1,514	—	1,514	1,514	—	1,514
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$13,921	$(6,075)	$7,846	$10,330	$(4,586)	$5,744

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting, continued

	March 31, 2014			December 31, 2013
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,553,798	$310,276	$1,864,074	$1,460,628	$294,424	$1,755,052
Cash and cash equivalents	9,227	78	9,305	5,336	(583)	4,753
Inventory of manufactured homes	—	6,541	6,541	—	5,810	5,810
Notes and other receivables	154,227	8,079	162,306	154,524	10,161	164,685
Other assets	61,186	4,820	66,006	64,342	4,594	68,936
Total assets	$1,778,438	$329,794	$2,108,232	$1,684,830	$314,406	$1,999,236

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2014.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of March 31, 2014 and December 31, 2013.

We had no unrecognized tax benefits as of March 31, 2014 and 2013. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2014.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the three months ended March 31, 2014 and 2013.

14.     Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has common OP units, convertible A-1 preferred OP units, convertible A-3 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2014	2013
Net income attributable to common stockholders	$7,846	$5,744
Denominator
Weighted average common shares outstanding	36,495	30,427
Weighted average unvested restricted stock outstanding	645	347
Basic weighted average common shares and unvested restricted stock outstanding	37,140	30,774
Add: dilutive securities	14	15
Diluted weighted average common shares and securities	37,154	30,789
Earnings per share available to common stockholders:
Basic	$0.21	$0.19
Diluted	$0.21	$0.19

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the number of outstanding potentially dilutive securities that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013 (amounts in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Common OP units	2,069	2,069
Series A-1 preferred OP units	446	455
Series A-3 preferred OP units	40	40
Aspen preferred OP units	1,325	1,325
Total securities	3,880	3,889

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2014:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.2466%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2466%	11.0200%	—%	N/A

In January 2014, our interest rate swap agreement with a notional amount of $20.0 million expired. We did not enter into a new interest rate swap agreement.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$—	$97
Total derivatives designated as hedging instruments		$—	$—		$—	$97

These valuation adjustments will only be realized under certain situations. For example, if we terminate contracts prior to maturity or if derivatives fail to qualify for hedge accounting, we would need to amortize amounts currently included in accumulated other comprehensive income into interest expense over the terms of the derivative contracts.  We did not terminate our swap prior to maturity, and it did not fail to qualify for hedge accounting; therefore, the net of valuation adjustments through the maturity date approximated zero.

Our hedges were highly effective and had minimal effect on income.  The following tables summarize the impact of derivative instruments for the three months ended March 31, 2014 and 2013 as recorded in the consolidated statements of operations (in thousands):

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Interest rate swaps and cap agreement	$97	$92	Interest expense	$—	$—
Total	$97	$92	Total	$—	$—

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income in our consolidated balance sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities, continued

To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. No gain or loss was recognized in the consolidated financial statements related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the three months ended March 31, 2014 or 2013.

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2013, we had collateral deposits recorded in other assets of approximately $0.7 million. As of March 31, 2014, we had no such deposits recorded.

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

Derivative Instruments
The derivative instruments held by us are interest rate swap and cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all observable inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis (Level 2). See Note 15 for Derivative Instruments.

Installment Notes on Manufactured Homes
The net carrying value of the installment notes on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). See Note 5 for Installment Notes.

Long Term Debt and Lines of Credit
The fair value of long term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2). See Note 9 for Long-Term Debt and Lines of Credit.

Collateralized Receivables and Secured Borrowing
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the consolidated balance sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). See Note 4 for Collateralized Receivables and Secured Borrowing.

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

16.    Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of March 31, 2014 and December 31, 2013 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2014		December 31, 2013
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$24,385	$24,385	$25,471	$25,471
Collateralized receivables, net	$111,442	$111,442	$109,821	$109,821
Financial liabilities
Derivative instruments	$—	$—	$97	$97
Debt (excluding secured borrowing)	$1,296,185	$1,308,413	$1,200,927	$1,211,821
Secured borrowing	$112,208	$112,208	$110,510	$110,510
Lines of credit	$16,441	$16,441	$181,383	$181,383

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

17.     Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. ASU 2014-08 also requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company has chosen to early adopt this pronouncement and will apply the guidance to future applicable disposals or discontinued operations, if any.

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

19. Subsequent Event

We have evaluated our financial statements for subsequent events through the date that this Form 10-Q was issued.

In April 2014, we acquired Saco/Old Orchard Beach KOA RV resort with 127 sites located in Saco, Maine, for a purchase price of approximately $4.4 million. The initial accounting and purchase price allocation for this business acquisition will be completed during the second quarter of 2014.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, along with our 2013 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. We own, operate, and develop MH and RV communities concentrated in the midwestern, southern, southeastern and northeastern United States. As of March 31, 2014, we owned and operated a portfolio of 192 developed properties located in 27 states, including 150 MH communities, 31 RV communities, and 11 properties containing both MH and RV sites.

We have been in the business of acquiring, operating, developing and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2013 Annual Report.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income, excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income, and FFO to FFO excluding certain items are included in the presentation of FFO in following our “Results of Operations".

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals.  The Real Property Operations segment owns, operates, and develops MH communities and RV communities concentrated in the midwestern, southern, southeastern and northeastern United States and is in the business of acquiring, operating, and expanding MH and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.  We evaluate segment operating performance based on NOI and gross profit.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The following table summarizes our consolidated financial results for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Real Property NOI	$58,299	$53,363
Rental Program NOI	17,253	13,863
Home Sales NOI/Gross Profit	2,275	3,040
Site rent from Rental Program (included in Real Property NOI)	(13,102)	(10,765)
NOI/Gross profit	64,725	59,501
Adjustments to arrive at net income:
Other revenues	4,159	3,631
General and administrative	(10,312)	(9,225)
Acquisition related costs	(760)	(1,042)
Depreciation and amortization	(28,889)	(25,262)
Interest expense	(18,393)	(19,673)
Provision for state income taxes	(69)	(59)
Distributions from affiliate	400	400
Net income	10,861	8,271
Less: Preferred return to A-1 preferred OP units	672	573
Less: Preferred return to A-3 preferred OP units	45	30
Less: Amounts attributable to noncontrolling interests	784	410
Net income attributable to Sun Communities, Inc.	9,360	7,258
Less: Series A Preferred Stock Distributions	1,514	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$7,846	$5,744

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$87,497	$79,065	$8,432	10.7%
Property operating expenses:
Payroll and benefits	6,501	5,983	518	8.7%
Legal, taxes & insurance	1,338	1,206	132	10.9%
Utilities	10,580	9,103	1,477	16.2%
Supplies and repair	2,316	1,704	612	35.9%
Other	2,454	1,950	504	25.8%
Real estate taxes	6,009	5,756	253	4.4%
Property operating expenses	29,198	25,702	3,496	13.6%
Real Property NOI	$58,299	$53,363	$4,936	9.2%

	As of March 31,
Other Information	2014	2013	Change
Number of properties	192	183	9
Developed sites	71,891	67,431	4,460
Occupied sites (1) (2)	57,144	53,387	3,757
Occupancy % (1)	90.2%	88.6%	1.6%
Weighted average monthly rent per site - MH	$448	$436	$12
Weighted average monthly rent per site - RV (3)	$384	$384	$—
Weighted average monthly rent per site - Total	$439	$431	$8
Sites available for development	6,166	6,969	(803)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites.

(2)	Occupied sites include 1,125 sites acquired in 2014 and 1,619 sites acquired in 2013.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 9.2% increase in Real Property NOI consists of $1.4 million from newly acquired properties and $3.5 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended March 31, 2014 and 2013.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$78,279	$73,308	$4,971	6.8%
Property operating expenses:
Payroll and benefits	5,804	5,774	30	0.5%
Legal, taxes & insurance	1,261	1,175	86	7.3%
Utilities	4,998	4,390	608	13.8%
Supplies and repair	2,213	1,687	526	31.2%
Other	2,124	1,890	234	12.4%
Real estate taxes	5,654	5,663	(9)	(0.2)%
Property operating expenses	22,054	20,579	1,475	7.2%
Real Property NOI	$56,225	$52,729	$3,496	6.6%

	As of March 31,
Other Information	2014	2013	Change
Number of properties	173	173	—
Developed sites	64,358	63,914	444
Occupied sites (1)	53,480	51,779	1,701
Occupancy % (1) (2)	89.9%	88.6%	1.3%
Weighted average monthly rent per site - MH	$449	$436	$13
Weighted average monthly rent per site - RV (3)	$407	$401	$6
Weighted average monthly rent per site - Total	$445	$432	$13
Sites available for development	6,166	6,969	(803)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 6.6% growth in NOI is primarily due to increased revenues of $5.0 million partially offset by a $1.5 million increase in expenses.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.8% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $4.5 million due to the increased number of occupied home sites and weighted average rental rate increases at our MH communities of 3.0% and at our RV communities of 1.5%.  Additionally, other revenues increased by $0.5 million primarily due to increases in late fees and non-sufficient funds charges, cable television royalties, and miscellaneous other charges and fee income.

Property operating expenses increased approximately $1.5 million, or 7.2%, compared to 2013. Of that increase, utility expense increased $0.6 million primarily as a result of increased gas and electric costs resulting from extreme temperatures experienced in certain areas of the country. Supplies and repair expenses increased $0.5 million also due to weather related maintenance and repair expenses including snow removal, community water systems repairs, vehicle maintenance and gasoline. Other expenses increased $0.2 million primarily due to increased software maintenance expense, bank service and credit card processing charges

SUN COMMUNITIES, INC.

and bad debt expense. Increases in expenses were also experienced for lawn services, community electric repairs and general community maintenance.

HOME RENTALS AND SALES

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program for the three months ended March 31, 2014 and 2013 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$9,402	$7,361	$2,041	27.7%
Site rent from Rental Program (1)	13,102	10,765	2,337	21.7%
Rental Program revenue	22,504	18,126	4,378	24.2%
Expenses
Commissions	601	639	(38)	(5.9)%
Repairs and refurbishment	2,405	1,762	643	36.5%
Taxes and insurance	1,368	1,086	282	26.0%
Marketing and other	877	776	101	13.0%
Rental Program operating and maintenance	5,251	4,263	988	23.2%
Rental Program NOI	$17,253	$13,863	$3,390	24.5%

Other Information
Number of occupied rentals, end of period	10,073	8,584	1,489	17.3%
Investment in occupied rental homes	$371,360	$306,211	$65,149	21.3%
Number of sold rental homes	134	236	(102)	(43.2)%
Weighted average monthly rental rate	$801	$793	$8	1.0%

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

The 24.5% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $1.0 million was primarily a result of increased repair and refurbishment expense of $0.6 million, of which approximately $0.4 million was due to increased refurbishment costs related to occupant turnover and $0.2 million was due to increased repair costs on occupied home rentals. In addition, personal property and use taxes increased $0.3 million primarily due to the additional number of homes in the Rental Program and bad debt expense increased approximately $0.1 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2014 and 2013 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2014	2013	Change	% Change
New home sales	$2,163	$1,076	$1,087	101.0%
Pre-owned home sales	7,960	11,780	(3,820)	(32.4)%
Revenue from homes sales	10,123	12,856	(2,733)	(21.3)%
New home cost of sales	1,834	915	919	100.4%
Pre-owned home cost of sales	6,014	8,901	(2,887)	(32.4)%
Cost of home sales	7,848	9,816	(1,968)	(20.0)%
NOI / Gross profit	$2,275	$3,040	$(765)	(25.2)%

Gross profit – new homes	$329	$161	$168	104.3%
Gross margin % – new homes	15.2%	15.0%	0.2%
Gross profit – pre-owned homes	$1,946	$2,879	$(933)	(32.4)%
Gross margin % – pre-owned homes	24.4%	24.4%	—%

Statistical Information
Home sales volume:
New home sales	27	14	13	92.9%
Pre-owned home sales	342	452	(110)	(24.3)%
Total homes sold	369	466	(97)	(20.8)%

Home Sales NOI/Gross profit increased $0.2 million on new home sales and decreased $0.9 million on pre-owned home sales. The decreased profits are due to the decrease in the volume of pre-owned home sales.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
	2014	2013	Change	% Change
Ancillary revenues, net	$518	$472	$46	9.7%
Interest income	$3,354	$2,963	$391	13.2%
Brokerage commissions and other revenues	$287	$196	$91	46.4%
Real property general and administrative	$7,813	$6,790	$1,023	15.1%
Home sales and rentals general and administrative	$2,499	$2,435	$64	2.6%
Acquisition related costs	$760	$1,042	$(282)	(27.1)%
Depreciation and amortization	$28,889	$25,262	$3,627	14.4%
Interest expense	$18,393	$19,673	$(1,280)	(6.5)%
Distributions from affiliates	$400	$400	$—	—%

Interest income increased primarily due to increased collateralized receivables of $0.3 million.

Real property general and administrative costs increased primarily due to increased deferred compensation expense of $0.6 million due to awards of restricted stock, increased salaries, wages and bonus expense of $0.2 million, increased legal expense of $0.1 million and increased other expenses of $0.3 million primarily related to increased consulting fees and software support and maintenance expense, partially offset by decreased corporate insurance expense of $0.2 million.

Depreciation and amortization costs increased as a result of additional depreciation and amortization of $2.0 million primarily related to our newly acquired properties, $1.3 million related to depreciation on investment property for use in our Rental Program, $0.5 million related to depreciation on homes in our vacation rental program and $0.4 million related to the amortization of in-place leases and promotions, partially offset by a reduction of approximately $0.6 million from the write off of the remaining net book value for assets replaced during the period.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased primarily due to a decrease of $1.1 million in our mortgage interest paid and a decrease of $0.4 million in amortized financing costs, partially offset by an increase of $0.3 million associated with our secured borrowing arrangements.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Sun Communities, Inc. common stockholders	$7,846	$5,744
Adjustments:
Preferred return to Series A-1 preferred OP units	672	573
Preferred return to Series A-3 preferred OP units	45	30
Amounts attributable to noncontrolling interests	784	410
Depreciation and amortization	29,168	25,442
Gain on disposition of assets	(1,014)	(1,513)
Funds from operations ("FFO")	37,501	30,686
Adjustments:
Acquisition related costs	760	1,042
FFO excluding certain items	$38,261	$31,728

Weighted average common shares outstanding:	36,495	30,427
Add:
Common OP units	2,069	2,069
Restricted stock	645	347
Common stock issuable upon conversion of Series A-1 preferred OP units	1,107	1,111
Common stock issuable upon conversion of Series A-3 preferred OP units	75	43
Common stock issuable upon conversion of stock options	14	15
Weighted average common shares outstanding - fully diluted	40,405	34,012

FFO per share - fully diluted	$0.93	$0.90
FFO per share excluding certain items - fully diluted	$0.95	$0.93

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

During the three months ended March 31, 2014, we acquired four RV communities with approximately 1,900 sites. See Note 2 to our financial statements for details on the 2014 acquisitions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2014, we intend to finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the three months ended March 31, 2014, we invested $11.5 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from home sales.  Expenditures for 2014 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net Cash Provided by Operating Activities	$44,674	$27,633
Net Cash Used in Investing Activities	$(138,668)	$(142,339)
Net Cash Provided by Financing Activities	$98,546	$146,243

Operating Activities

Cash and cash equivalents increased by $4.6 million from $4.8 million as of December 31, 2013, to $9.3 million as of March 31, 2014. Net cash provided by operating activities increased by $17.0 million from $27.6 million for the three months ended March 31, 2013 to $44.7 million for the three months ended March 31, 2014.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Part I, Item 1A of our 2013 Annual Report.

Investing Activities

Net cash used in investing activities was $138.7 million for the three months ended March 31, 2014, compared to $142.3 million for the three months ended March 31, 2013. Net cash used in investing activities during 2013 includes an investment in a note receivable, which was extinguished in a net cash settlement during the acquisition of the properties upon which which the note receivable was attributable to. No such investment was made during the three months ended March 31, 2014, which offsets the increased acquisitions of properties and increased issuance of notes and other receivables. Also contributing to the decrease is decreased investment in properties and increased proceeds related to the disposition of assets and depreciable homes, net, and the disposition of land.

SUN COMMUNITIES, INC.

Financing Activities

Net cash provided by financing activities was $98.5 million for the three months ended March 31, 2014, compared to $146.2 million for the three months ended March 31, 2013. The decrease is primarily related to decreased net proceeds received from the issuance of additional shares of common stock, increased payments on our lines of credit and increased distributions to our stockholders and OP unit holders, partially offset by increased net borrowings on other debt.

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. As of March 31, 2014 and December 31, 2013, we had approximately $15.0 million and $178.1 million outstanding under the Facility, respectively. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%.  During 2014, the highest balance on the Facility was $247.3 million.  The borrowings under the Facility mature May 15, 2017, which date can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of credit available to us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At March 31, 2014, we had outstanding letters of credit to back standby letters of credit totaling approximately $2.0 million, leaving approximately $333.0 million available under our secured line of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of March 31, 2014
Maximum Leverage Ratio	<68.5%	42.0%
Minimum Fixed Charge Coverage Ratio	>1.40	2.28
Minimum Tangible Net Worth	>$990,159	$1,316,598
Maximum Dividend Payout Ratio	<95.0%	71.7%

Market and Economic Conditions
While the U.S. continues to see moderate signs of recovery including improvements in job growth, motor vehicle sales and the housing market, the improvements are somewhat inconsistent. The Federal Reserve’s tapering of monetary stimulus which began in December 2013, and which has long suppressed long term interest rates, brings the risk of rising interest rates to the forefront which could move investor sentiment away from the real estate sector. The change in monetary policy could also be perceived as the precursor to real economic improvement which could bode well for real estate operations. Rising interest rates in the U.S. as well as the slowing of quantitative easing by the Federal Reserve has also had a significant impact on global economies which were are also challenged by political and financial instability. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.
We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At March 31, 2014, we had 75 unencumbered properties with an estimated market value of $571.0 million. 65 of these unencumbered properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national,

SUN COMMUNITIES, INC.

regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A of our 2013 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2014, our net debt plus preferred stock to enterprise value approximated 43.3% (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 7.3 years and a weighted average interest rate of 5.1%.

Capital expenditures for the three months ended March 31, 2014 and 2013 included recurring capital expenditures of $1.6 million and $1.7 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a decline in our recurring capital expenditures during 2014.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in our 2013 Annual Report and our other filings with the SEC, such risks and uncertainties include:

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

We have two interest rate cap agreements with a total notional amount of $162.4 million as of March 31, 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $252.2 million and $163.4 million as of March 31, 2014 and 2013, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $1.0 million and $0.7 million as of March 31, 2014 and 2013, respectively, based on the $424.0 million and $302.1 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 18 included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements", within this quarterly report on Form 10-Q.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors in Part 1, Item 1A., "Risk Factors", in our 2013 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2013 Annual Report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three months ended March 31, 2014.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(1)

(1) Filed herewith.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2014	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)
101	The following Sun Communities, Inc. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(1)

(1) Filed herewith.