Form 10-Q
period 2014-06-30
SUN COMMUNITIES INC
filed 2014-07-24
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2014:  41,107,511

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) June 30, 2014	December 31, 2013
ASSETS
Investment property, net (including $56,002 and $56,805 for consolidated variable interest entities at June 30, 2014 and December 31, 2013; see Note 8)	$1,899,783	$1,755,052
Cash and cash equivalents	7,620	4,753
Inventory of manufactured homes	6,226	5,810
Notes and other receivables, net	164,430	164,685
Other assets	65,921	68,936
TOTAL ASSETS	$2,143,980	$1,999,236
LIABILITIES
Debt (including $44,848 and $45,209 for consolidated variable interest entities at June 30, 2014 and December 31, 2013; see Note 8)	$1,407,317	$1,311,437
Lines of credit	38,461	181,383
Other liabilities	126,598	109,342
TOTAL LIABILITIES	1,572,376	1,602,162
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value. Authorized: 10,000 shares; Issued and outstanding: 3,400 shares at June 30, 2014 and December 31, 2013	34	34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 41,108 shares at June 30, 2014 and 36,140 shares at December 31, 2013	411	361
Additional paid-in capital	1,359,315	1,141,590
Accumulated other comprehensive loss	(277)	(366)
Distributions in excess of accumulated earnings	(799,805)	(761,112)
Total Sun Communities, Inc. stockholders' equity	559,678	380,507
Noncontrolling interests:
Series A-1 preferred OP units	43,840	45,548
Series A-3 preferred OP units	3,463	3,463
Common OP units	(35,109)	(31,907)
Consolidated variable interest entities	(268)	(537)
Total noncontrolling interests	11,926	16,567
TOTAL STOCKHOLDERS’ EQUITY	571,604	397,074
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,143,980	$1,999,236

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES
Income from real property	$86,105	$75,746	$173,602	$154,811
Revenue from home sales	14,813	13,199	24,936	26,055
Rental home revenue	9,733	7,977	19,135	15,338
Ancillary revenues, net	1,115	(27)	1,633	444
Interest	3,526	3,182	6,880	6,145
Brokerage commissions and other income, net	95	74	382	270
Total revenues	115,387	100,151	226,568	203,063
COSTS AND EXPENSES
Property operating and maintenance	25,193	22,268	48,382	42,214
Real estate taxes	6,079	5,788	12,088	11,544
Cost of home sales	11,100	9,383	18,948	19,199
Rental home operating and maintenance	5,213	4,485	10,464	8,748
General and administrative - real property	8,393	6,369	16,206	13,159
General and administrative - home sales and rentals	3,120	2,812	5,619	5,246
Transaction costs	1,104	1,108	1,864	2,150
Depreciation and amortization	30,045	26,064	58,934	51,326
Interest	17,940	18,201	35,530	37,065
Interest on mandatorily redeemable debt	806	812	1,609	1,621
Total expenses	108,993	97,290	209,644	192,272
Income before gain on dispositions, income taxes and distributions from affiliate	6,394	2,861	16,924	10,791
Gain on disposition of properties, net	885	—	885	—
Provision for state income taxes	(69)	(37)	(138)	(96)
Distributions from affiliate	400	450	800	850
Net income	7,610	3,274	18,471	11,545
Less: Preferred return to Series A-1 preferred OP units	664	646	1,336	1,219
Less: Preferred return to Series A-3 preferred OP units	46	46	91	76
Less: Amounts attributable to noncontrolling interests	458	33	1,242	443
Net income attributable to Sun Communities, Inc.	6,442	2,549	15,802	9,807
Less: Series A preferred stock distributions	1,514	1,514	3,028	3,028
Net income attributable to Sun Communities, Inc. common stockholders	$4,928	$1,035	$12,774	$6,779
Weighted average common shares outstanding:
Basic	40,979	35,887	39,060	33,331
Diluted	40,993	35,907	39,075	33,348
Earnings per share:
Basic	$0.12	$0.03	$0.33	$0.20
Diluted	$0.12	$0.03	$0.33	$0.20

Distributions per common share:	$0.65	$0.63	$1.30	$1.26

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$7,610	$3,274	$18,471	$11,545
Unrealized gain on interest rate swaps	—	85	97	177
Total comprehensive income	7,610	3,359	18,568	11,722
Less: Comprehensive income attributable to the noncontrolling interests	458	40	1,250	459
Comprehensive income attributable to Sun Communities, Inc.	$7,152	$3,319	$17,318	$11,263

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2013	$34	$361	$1,141,590	$(366)	$(761,112)	$16,567	$397,074
Issuance of common stock from exercise of options, net	—	—	127	—	—	—	127
Issuance, conversion of OP units and associated costs of common stock, net	—	50	215,459	—	—	(1,707)	213,802
Share-based compensation - amortization and forfeitures	—	—	2,139	—	84	—	2,223
Net income	—	—	—	—	17,229	1,242	18,471
Unrealized gain on interest rate swaps	—	—	—	89	—	8	97
Distributions	—	—	—	—	(56,006)	(4,184)	(60,190)
Balance at June 30, 2014	$34	$411	$1,359,315	$(277)	$(799,805)	$11,926	$571,604

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$18,471	$11,545
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of assets	(2,514)	(1,713)
Gain from disposition of properties, net	(885)	—
Share-based compensation	2,223	1,170
Depreciation and amortization	59,302	49,425
Amortization of deferred financing costs	567	1,916
Distributions from affiliate	(800)	(850)
Change in notes receivable from financed sales of inventory homes, net of repayments	(7,401)	(2,738)
Change in inventory, other assets and other receivables, net	(2,269)	1,469
Change in other liabilities	10,419	216
NET CASH PROVIDED BY OPERATING ACTIVITIES	77,113	60,440
INVESTING ACTIVITIES:
Investment in properties	(84,036)	(89,922)
Acquisitions of properties	(137,376)	(82,718)
Investment in note receivable of acquired properties	—	(49,441)
Proceeds related to affiliate dividend distribution	800	850
Proceeds related to disposition of land	221	—
Proceeds related to disposition of assets and depreciated homes, net	4,697	697
Proceeds related to the disposition of properties	15,298	—
Issuance of notes and other receivables	(1,487)	(765)
Repayments of notes and other receivables	5,114	621
NET CASH USED FOR INVESTING ACTIVITIES	(196,769)	(220,678)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	213,802	261,967
Net proceeds from stock option exercise	127	149
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(56,156)	(47,843)
Borrowings on lines of credit	213,922	189,392
Payments on lines of credit	(356,844)	(200,887)
Proceeds from issuance of other debt	114,666	15,522
Payments on other debt	(8,178)	(78,363)
Proceeds received from return of prepaid deferred financing costs	2,384	—
Payments for deferred financing costs	(1,200)	(2,719)
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,523	137,218
Net change in cash and cash equivalents	2,867	(23,020)
Cash and cash equivalents, beginning of period	4,753	29,508
Cash and cash equivalents, end of period	$7,620	$6,488
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $289 and $232, respectively)	$28,148	$29,780
Cash paid for interest on mandatorily redeemable debt	$1,609	$1,621
Cash paid for state income taxes	$292	$219
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$97	$177
Reduction in secured borrowing balance	$10,515	$7,299
Change in distributions declared and outstanding	$4,034	$4,498
Conversion of Series A-1 preferred OP units	$1,707	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-3 preferred OP units issued	$—	$3,463
Acquisitions - release of note receivable and accrued interest	$—	$49,441

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions

Acquisitions
In June 2014, we acquired Lake Rudolph Campground and Recreational Vehicle Resort ("Lake Rudolph"), a recreational vehicle ("RV") community with 503 sites located in Santa Claus, Indiana.
In April 2014, we acquired Saco/Old Orchard Beach RV Resort ("Saco"), a community with 127 sites located in Saco, Maine.
In February 2014, we acquired Driftwood Camping Resort ("Driftwood"), an RV community with 698 sites and expansion potential of approximately 30 sites located in Clermont, New Jersey, and Seashore Campsites RV and Campground ("Seashore"), an RV community with 685 sites located in Cape May, New Jersey.
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
The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid for acquisitions completed in 2014 (in thousands):

At Acquisition Date	Wine Country	Castaways	Seashore	Driftwood	Saco	Lake Rudolph	Total
Investment in property	$13,250	$36,597	$24,258	$31,301	$4,366	$30,454	$140,226
In-place leases and other intangible assets	—	—	500	790	—	—	1,290
Other assets	9	2	12	4	31	64	122
Below market franchise intangible	—	—	—	—	(6)	—	(6)
Other liabilities	(60)	(497)	(1,188)	(836)	(258)	(1,417)	(4,256)
Total identifiable assets and liabilities assumed	$13,199	$36,102	$23,582	$31,259	$4,133	$29,101	$137,376

Consideration
Cash consideration transferred	$13,199	$36,102	$23,582	$31,259	$4,133	$29,101	$137,376

The purchase price allocations for Wine Country, Castaways, Seashore, Driftwood, Saco and Lake Rudolph are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the consolidated statements of operations for the three and six months ended June 30, 2014 for all acquisitions described above is set forth in the following table (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(unaudited)
Revenue	$5,026	$6,079
Net income	$2,866	$3,225

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions, continued

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2014 and 2013 as if the properties were acquired on January 1, 2013. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2013 (in thousands, except per-share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2014	2013	2014	2013
Total revenues	$116,960	$103,338	$229,862	$209,438
Net income attributable to Sun Communities, Inc. common stockholders	$5,730	$2,098	$15,534	$9,844
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.14	$0.06	$0.40	$0.30
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.14	$0.06	$0.40	$0.30

Transaction costs of approximately $1.1 million and $1.1 million and $1.9 million and $2.2 million have been incurred for the three and six months ended June 30, 2014 and 2013, respectively, and are presented as “Transaction costs” in our consolidated statements of operations.

Dispositions

In June 2014, we closed on the sale of four manufactured housing ("MH") communities: Continental Estates, Davison East, Countryside Village and Desert View Village. During the first quarter of 2014, the Company chose to early adopt Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). Pursuant to ASU 2014-08, the disposal of the communities does not qualify for presentation as discontinued operations, as the sale does not have a major impact on our operations and financial results and does not represent a strategic shift. Additionally, the communities are not considered individually significant components that do not qualify for presentation as discontinued operations. A gain of $0.9 million is recorded in "Gain on disposition of properties, net" in our consolidated statement of operations.

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2014	December 31, 2013
Land	$220,019	$194,404
Land improvements and buildings	1,915,042	1,806,546
Rental homes and improvements	439,079	393,562
Furniture, fixtures, and equipment	67,979	65,086
Land held for future development	23,221	29,521
Investment property	2,665,340	2,489,119
Accumulated depreciation	(765,557)	(734,067)
Investment property, net	$1,899,783	$1,755,052

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

See Note 2, "Real Estate Acquisitions and Dispositions", for details on recent acquisitions and dispositions.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $114.9 million (net of allowance of $0.8 million) and $109.8 million (net of allowance of $0.7 million) as of June 30, 2014 and December 31, 2013, respectively.  The outstanding balance on the secured borrowing was $115.7 million and $110.5 million as of June 30, 2014 and December 31, 2013, respectively.

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

Six Months Ended
June 30, 2014
Beginning balance	$110,510
Financed sales of manufactured homes	15,664
Principal payments and payoffs from our customers	(5,148)
Principal reduction from repurchased homes	(5,366)
Total activity	5,150
Ending balance	$115,660

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $2.9 million and $2.6 million and $5.6 million and $5.0 million for the three and six months ended June 30, 2014 and 2013, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2014	December 31, 2013
Installment notes receivable on manufactured homes, net	$23,134	$25,471
Collateralized receivables, net (see Note 4)	114,871	109,821
Other receivables, net	26,425	29,393
Total notes and other receivables, net	$164,430	$164,685

Installment Notes Receivable on Manufactured Homes

The installment notes of $23.1 million (net of allowance of $0.1 million) and $25.5 million (net of allowance of $0.1 million) as of June 30, 2014 and December 31, 2013, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.8% and 11.7 years as of June 30, 2014, and 8.9% and 11.9 years as of December 31, 2013.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Six Months Ended
June 30, 2014
Beginning balance	$25,575
Financed sales of manufactured homes	331
Principal payments and payoffs from our customers	(1,883)
Principal reduction from repossessed homes	(750)
Total activity	(2,302)
Ending balance	$23,273

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $114.9 million (net of allowance of $0.8 million) and $109.8 million (net of allowance of $0.7 million ) as of June 30, 2014 and December 31, 2013, respectively.  The receivables have a net weighted average interest rate and maturity of 10.5% and 14.0 years as of June 30, 2014, and 10.7% and 13.6 years as of December 31, 2013.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of June 30, 2014 (in thousands).

Six Months Ended
June 30, 2014
Beginning balance	$(793)
Lower of cost or market write-downs	254
Increase to reserve balance	(390)
Total activity	(136)
Ending balance	$(929)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of June 30, 2014, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $8.4 million (net of allowance of $0.7 million), home sale proceeds of $5.3 million, insurance receivables of $2.7 million, insurance settlement of $3.7 million, rebates and other receivables of $4.1 million and a note receivable of $2.2 million.  The $2.2 million note bears interest at 8.0% for the first two years and 7.9% for the remainder of the loan, is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2013, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $6.9 million (net of allowance of $0.7 million), home sale proceeds of $5.7 million, insurance receivables of $2.0 million, insurance settlement of $3.7 million, rebates and other receivables of $4.6 million and two notes receivable of $4.3 million and $2.2 million.

In June 2014, our $4.3 million note receivable, which was secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in cash collateral account and equity interests in another RV community, was paid in full.

6.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, capitalized costs in relation to leasing costs and franchise fees. These intangible assets are recorded within Other assets on the consolidated balance sheets. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		June 30, 2014		December 31, 2013
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$28,251	$(10,021)	$26,961	$(8,239)
Capitalized leasing costs greater than 1 year	7 years	13,780	(5,837)	13,359	(6,757)
Franchise fees	15 years	764	(68)	770	(29)
Total		$42,795	$(15,926)	$41,090	$(15,025)

During 2014, in connection with our acquisitions, we purchased in-place leases valued at approximately $1.3 million with a useful life of seven years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Intangible Asset	2014	2013	2014	2013
In-place leases	$891	$881	$1,782	$1,611
Capitalized leasing costs greater than 1 year	373	367	730	722
Franchise fees	8	7	38	7
Total	$1,272	$1,255	$2,550	$2,340

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At June 30, 2014 and 2013, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19%. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from distributions on our shares of Origen common stock.  Per Origen's amended earnings release dated June 3, 2014, the distribution payment represented a return of capital. Our investment in Origen had a market value of approximately $7.8 million based on a quoted market closing price of $1.56 per share from the OTC Pink Marketplace as of June 30, 2014.

The following table sets forth certain summarized unaudited financial information for Origen. The unaudited revenue and expense amounts represent actual results through May 2014 and budgeted June 2014 results (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)
	2014	2013	2014	2013
Revenues	$11,045	$13,207	$22,252	$25,880
Expenses	(11,143)	(13,034)	(22,447)	(27,560)
Net income (loss)	$(98)	$173	$(195)	$(1,680)

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

The following table summarizes the assets and liabilities included in our consolidated balance sheets after appropriate eliminations (in thousands):

	June 30, 2014	December 31, 2013
ASSETS
Investment property, net	$56,002	$56,805
Other assets	3,816	3,926
Total Assets	$59,818	$60,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$44,848	$45,209
Other liabilities	9,160	6,564
Noncontrolling interests	(268)	(537)
Total Liabilities and Stockholders' Equity	$53,740	$51,236

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.8% and 3.0% of our consolidated total assets and debt and other liabilities comprised approximately 3.4% and 3.2% of our consolidated total liabilities at June 30, 2014 and December 31, 2013, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at June 30, 2014 and December 31, 2013.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Collateralized term loans - CMBS	$641,215	$644,844	5.6	6.1	5.4%	5.4%
Collateralized term loans - FNMA	363,664	366,019	7.6	8.1	3.1%	3.6%
Collateralized term loans - Northwestern	98,447	—	11.6	N/A	4.2%	N/A
Aspen and Series B-3 preferred OP Units	47,022	47,022	7.4	7.6	6.9%	6.9%
Secured borrowing (see Note 4)	115,660	110,510	13.9	13.5	10.5%	10.7%
Mortgage notes, other	141,309	143,042	5.5	6.0	4.6%	4.6%
Total debt	$1,407,317	$1,311,437	7.1	7.2	5.1%	5.0%

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

The collateralized term loans totaling $1.1 billion as of June 30, 2014, are secured by 99 properties comprised of 40,220 sites representing approximately $701.3 million of net book value.

Aspen Preferred OP Units

The Aspen preferred OP units issued by the Operating Partnership are convertible into 526,212 shares of the Company's common stock based on a conversion price of $68 per share with a redemption date of January 1, 2024. The current preferred rate is 6.5%.

Secured Borrowing

See Note 4, "Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Mortgage Notes

The mortgage notes totaling $141.3 million as of June 30, 2014, are collateralized by 18 properties comprised of 7,915 sites representing approximately $241.8 million of net book value.

Lines of Credit

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of June 30, 2014, the margin was 1.65%. At June 30, 2014 and December 31, 2013, we had approximately $31.9 million and $178.1 million, respectively, outstanding under the Facility. At June 30, 2014 and December 31, 2013, approximately $2.0 million and $2.7 million, respectively, of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

We also have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At both June 30, 2014 and December 31, 2013, the effective interest rate was 5.5%, and there was no amount outstanding.

Lastly, we have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At June 30, 2014, the effective interest rate was 7.0%.  The outstanding balance was $6.6 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At June 30, 2014, we were in compliance with all covenants.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Equity Transactions

In March 2014, we closed an underwritten registered public offering of 4,200,000 shares of common stock at a price of $44.45 per share, and in April 2014, the underwriters exercised their option to purchase an additional 630,000 shares of common stock at a price of $44.45 less the declared dividend of $0.65 per share. Net proceeds from the offering were $214.0 million after deducting underwriting discounts and the expenses related to the offering. We used the net proceeds of the offering to repay borrowings outstanding under the Facility, for acquisitions of properties and for working capital and general corporate purposes.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the six months ended June 30, 2014 or 2013.  There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the six months ended June 30, 2014 and 2013, there were no common OP units converted to shares of common stock.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert their Series A-1 preferred OP units to shares of our common stock at any time. During the six months ended June 30, 2014, holders of Series A-1 preferred OP units converted 17,075 units to 41,645 shares of common stock. No such units were converted during the six months ended June 30, 2013.

Cash distributions of $0.65 per share were declared for the quarter ended June 30, 2014. On July 18, 2014, cash payments of approximately $28.1 million for aggregate distributions were made to common stockholders, common OP unitholders and restricted stockholders of record as of June 30, 2014. In addition, cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock. On July 15, 2014, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of July 1, 2014.

11.      Share-Based Compensation

In June 2014, we granted 20,250 shares of restricted stock to employees under our Sun Communities Inc. Equity Incentive Plan ("2009 Equity Plan"). The restricted shares had a fair value of $49.84 per share and will vest as follows: June 30, 2017: 35%; June 30, 2018: 35%; June 30, 2019: 20%; June 30, 2020: 5%; June 30, 2021: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In June 2014, we also granted 50,000 shares of restricted stock to our executive officers under our 2009 Equity Plan. The restricted shares had a fair value of $49.84 per share and will vest as follows: June 30, 2018: 20%; June 30, 2019: 30%; June 30, 2020: 35%; June 30, 2021: 10%; June 30, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In February 2014, we granted 16,000 shares of restricted stock to an executive officer and a key employee under our 2009 Equity Plan. The restricted shares had a fair value of $48.01 per share and will vest as follows: February 12, 2018: 20%; February 12, 2019: 30%; February 12, 2020: 35%; February 12, 2021: 10%; February 12, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In February 2014, we granted 14,000 shares of restricted stock to our directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 12, 2017, and had a fair value of $48.01 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the six months ended June 30, 2014, 4,904 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 18,045 restricted shares granted to our employees were satisfied during the six months ended June 30, 2014.

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $31.7 million annually. This transient revenue was recognized 25.2% and 18.2% in the first and second quarters, respectively, and is expected to be recognized 43.2% in the third quarter and 13.4% in the fourth quarter of 2014. In 2013, transient revenue was $17.4 million and was recognized 40.0% in the first quarter, 15.0% in the second quarter, 30.0% in the third quarter and 15.0% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$86,105	$24,546	$110,651	$75,746	$21,176	$96,922
Operating expenses/Cost of sales	31,272	16,313	47,585	28,056	13,868	41,924
Net operating income/Gross profit	54,833	8,233	63,066	47,690	7,308	54,998
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	4,736	—	4,736	3,229	—	3,229
General and administrative	(8,393)	(3,120)	(11,513)	(6,369)	(2,812)	(9,181)
Transaction costs	(1,104)	—	(1,104)	(1,108)	—	(1,108)
Depreciation and amortization	(18,713)	(11,332)	(30,045)	(17,410)	(8,654)	(26,064)
Interest	(17,933)	(7)	(17,940)	(18,181)	(20)	(18,201)
Interest on mandatorily redeemable debt	(806)	—	(806)	(812)	—	(812)
(Loss) gain on disposition of properties, net	(647)	1,532	885	—	—	—
Distributions from affiliate	400	—	400	450	—	450
Provision for state income taxes	(69)	—	(69)	(37)	—	(37)
Net income (loss)	12,304	(4,694)	7,610	7,452	(4,178)	3,274
Less: Preferred return to A-1 preferred OP units	664	—	664	646	—	646
Less: Preferred return to A-3 preferred OP units	46	—	46	46	—	46
Less: Amounts attributable to noncontrolling interests	797	(339)	458	335	(302)	33
Net income (loss) attributable to Sun Communities, Inc.	10,797	(4,355)	6,442	6,425	(3,876)	2,549
Less: Series A preferred stock distributions	1,514	—	1,514	1,514	—	1,514
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$9,283	$(4,355)	$4,928	$4,911	$(3,876)	$1,035

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting, continued

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$173,602	$44,071	$217,673	$154,811	$41,393	$196,204
Operating expenses/Cost of sales	60,470	29,412	89,882	53,758	27,947	81,705
Net operating income/Gross profit	113,132	14,659	127,791	101,053	13,446	114,499
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	8,895	—	8,895	6,859	—	6,859
General and administrative	(16,206)	(5,619)	(21,825)	(13,159)	(5,246)	(18,405)
Transaction costs	(1,856)	(8)	(1,864)	(2,150)	—	(2,150)
Depreciation and amortization	(37,069)	(21,865)	(58,934)	(34,206)	(17,120)	(51,326)
Interest	(35,521)	(9)	(35,530)	(36,736)	(329)	(37,065)
Interest on mandatorily redeemable debt	(1,609)	—	(1,609)	(1,621)	—	(1,621)
(Loss) gain on disposition of properties, net	(647)	1,532	885	—	—	—
Distributions from affiliate	800	—	800	850	—	850
Provision for state income taxes	(138)	—	(138)	(96)	—	(96)
Net income (loss)	29,781	(11,310)	18,471	20,794	(9,249)	11,545
Less: Preferred return to A-1 preferred OP units	1,336	—	1,336	1,219	—	1,219
Less: Preferred return to A-3 preferred OP units	91	—	91	76	—	76
Less: Amounts attributable to noncontrolling interests	2,122	(880)	1,242	1,231	(788)	443
Net income (loss) attributable to Sun Communities, Inc.	26,232	(10,430)	15,802	18,268	(8,461)	9,807
Less: Series A preferred stock distributions	3,028	—	3,028	3,028	—	3,028
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$23,204	$(10,430)	$12,774	$15,240	$(8,461)	$6,779

	June 30, 2014			December 31, 2013
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,569,265	$330,518	$1,899,783	$1,460,628	$294,424	$1,755,052
Cash and cash equivalents	7,266	354	7,620	5,336	(583)	4,753
Inventory of manufactured homes	—	6,226	6,226	—	5,810	5,810
Notes and other receivables	155,054	9,376	164,430	154,524	10,161	164,685
Other assets	60,859	5,062	65,921	64,342	4,594	68,936
Total assets	$1,792,444	$351,536	$2,143,980	$1,684,830	$314,406	$1,999,236

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2014.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of June 30, 2014 and December 31, 2013.

We had no unrecognized tax benefits as of June 30, 2014 and 2013. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2014.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the three and six months ended June 30, 2014 and 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has outstanding common OP units, convertible A-1 preferred OP units, convertible A-3 preferred OP units and Aspen preferred OP Units, which, if converted or exercised, will impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2014	2013	2014	2013
Net income attributable to common stockholders	$4,928	$1,035	$12,774	$6,779
Denominator
Weighted average common shares outstanding	40,331	35,479	38,413	32,954
Weighted average unvested restricted stock outstanding	648	408	647	377
Basic weighted average common shares and unvested restricted stock outstanding	40,979	35,887	39,060	33,331
Add: dilutive securities	14	20	15	17
Diluted weighted average common shares and securities	40,993	35,907	39,075	33,348
Earnings per share available to common stockholders:
Basic	$0.12	$0.03	$0.33	$0.20
Diluted	$0.12	$0.03	$0.33	$0.20

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2014 and 2013 (amounts in thousands):

	As of June 30,
	2014	2013
Common OP units	2,069	2,069
Series A-1 preferred OP units	438	455
Series A-3 preferred OP units	40	40
Aspen preferred OP units	1,325	1,325
Total securities	3,872	3,889

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2014:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.3270%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.3270%	11.0200%	—%	N/A

In January 2014, our interest rate swap agreement with a notional amount of $20.0 million expired. We did not enter into a new interest rate swap agreement.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$—	$97
Total derivatives designated as hedging instruments		$—	$—		$—	$97

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

Our hedges were highly effective and had minimal effect on income.  The following tables summarize the impact of derivative instruments for the three and six months ended June 30, 2014 and 2013 as recorded in the consolidated statements of operations (in thousands):

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Interest rate swaps and cap agreement	$—	$85	Interest expense	$—	$—
Total	$—	$85	Total	$—	$—

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities, continued

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Interest rate swaps and cap agreement	$97	$177	Interest expense	$—	$—
Total	$97	$177	Total	$—	$—

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income in our consolidated balance sheets.

To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. No gain or loss was recognized in the consolidated financial statements related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the three months ended June 30, 2014 or 2013.

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2013, we had collateral deposits recorded in other assets of approximately $0.7 million. As of June 30, 2014, we had no such deposits recorded.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of June 30, 2014 and December 31, 2013 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2014		December 31, 2013
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$23,134	$23,134	$25,471	$25,471
Collateralized receivables, net	$114,871	$114,871	$109,821	$109,821
Financial liabilities
Derivative instruments	$—	$—	$97	$97
Debt (excluding secured borrowing)	$1,291,642	$1,328,406	$1,200,927	$1,211,821
Secured borrowing	$115,660	$115,660	$110,510	$110,510
Lines of credit	$38,461	$38,461	$181,383	$181,383

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

17.     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the consolidated financial statements nor decided upon the method of adoption.
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring only those disposals of a component or group of components that represent a strategic shift or that will have a major effect on the Company’s operational and financial results and also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance does not change the presentation

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.     Recent Accounting Pronouncements, continued

requirements for discontinued operations in the statement where net income is presented. ASU 2014-08 also requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company has chosen to early adopt this pronouncement and has applied the guidance to recent applicable disposals (see Note 2).
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

Share-based Compensation

In July 2014, the Company and Gary A. Shiffman (the Company's Chairman and Chief Executive Officer) entered into an Amended and Restated Restricted Stock Award Agreement, which amended and restated in its entirety the Restricted Stock Award Agreement dated June 20, 2013 between the Company and Mr. Shiffman. Under the original stock award agreement, the Company granted Mr. Shiffman 250,000 restricted shares of the Company's common stock, of which 175,000 restricted shares were awarded in respect of the performance of Mr. Shiffman and the Company over the prior three years and 75,000 restricted shares were awarded to induce Mr. Shiffman to execute a new five-year employment agreement. All of these restricted shares were scheduled to vest over time through June 2020. The restated stock award agreement amended the vesting schedule of the restricted shares, of which 100,000 restricted shares are now subject to performance vesting and the remaining 150,000 shares will vest over time through June 2020. The Company filed a Form 8-K on July 15, 2014 regarding the details of this event.

Disposition of Property

In July 2014, the Company sold a manufactured housing community located in Michigan for a total of $0.5 million.

Debt

In July 2014, the Company entered into a 10 year loan agreement for $26.9 million at a rate of 4.57% which is collateralized by two RV communities. The proceeds were used to pay down the Company’s line of credit.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2014, we owned and operated a portfolio of 190 developed properties located in 27 states throughout the United States, including 157 MH communities, 24 RV communities, and 9 properties containing both MH and RV sites.

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

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals.  The Real Property Operations segment owns, operates, and develops MH communities and RV communities throughout the United States and is in the business of acquiring, operating, and expanding MH and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.  We evaluate segment operating performance based on NOI and gross profit.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

The following table summarizes our consolidated financial results for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013
Real Property NOI	$54,833	$47,690
Rental Program NOI	18,034	14,958
Home Sales NOI/Gross Profit	3,713	3,816
Site rent from Rental Program (included in Real Property NOI)	(13,514)	(11,466)
NOI/Gross profit	63,066	54,998
Adjustments to arrive at net income:
Other revenues	4,736	3,229
General and administrative	(11,513)	(9,181)
Transaction costs	(1,104)	(1,108)
Depreciation and amortization	(30,045)	(26,064)
Interest expense	(18,746)	(19,013)
Gain on disposition of properties, net	885	—
Provision for state income taxes	(69)	(37)
Distributions from affiliate	400	450
Net income	7,610	3,274
Less: Preferred return to A-1 preferred OP units	664	646
Less: Preferred return to A-3 preferred OP units	46	46
Less: Amounts attributable to noncontrolling interests	458	33
Net income attributable to Sun Communities, Inc.	6,442	2,549
Less: Series A Preferred Stock Distributions	1,514	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$4,928	$1,035

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$86,105	$75,746	$10,359	13.7%
Property operating expenses:
Payroll and benefits	7,536	6,929	607	8.8%
Legal, taxes & insurance	1,175	947	228	24.1%
Utilities	10,045	8,842	1,203	13.6%
Supplies and repair	3,776	3,491	285	8.2%
Other	2,661	2,059	602	29.2%
Real estate taxes	6,079	5,788	291	5.0%
Property operating expenses	31,272	28,056	3,216	11.5%
Real Property NOI	$54,833	$47,690	$7,143	15.0%

	As of June 30,
Other Information	2014	2013	Change
Number of properties	190	185	5
Developed sites	71,680	68,542	3,138
Occupied sites (1) (2)	57,099	54,082	3,017
Occupancy % (1)	91.0%	89.2%	1.8%
Weighted average monthly site rent - MH	$451	$438	$13
Weighted average monthly site rent - Annual RV (3)	$396	$377	$19
Weighted average monthly site rent - Total	$443	$430	$13
Sites available for development	6,207	6,699	(492)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 1,137 sites acquired in 2014 and 1,897 sites acquired in 2013.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 15.0% increase in Real Property NOI consists of $3.2 million from newly acquired properties and $3.9 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated for the same period in both years for the three months ended June 30, 2014 and 2013.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
Financial Information (in thousands) (1)	2014	2013	Change	% Change
Income from Real Property	$72,141	$67,903	$4,238	6.2%
Property operating expenses:
Payroll and benefits	5,782	6,042	(260)	(4.3)%
Legal, taxes & insurance	1,058	898	160	17.8%
Utilities	4,358	4,053	305	7.5%
Supplies and repair	3,179	3,252	(73)	(2.2)%
Other	2,021	1,809	212	11.7%
Real estate taxes	5,573	5,593	(20)	(0.4)%
Property operating expenses	21,971	21,647	324	1.5%
Real Property NOI	$50,170	$46,256	$3,914	8.5%

(1)	Excludes the four properties that were disposed in June 2014 (refer to Note 2 to our consolidated financial statements).

	As of June 30,
Other Information (1)	2014	2013	Change
Number of properties	169	169	—
Developed sites	63,602	62,842	760
Occupied sites (2)	53,358	51,639	1,719
Occupancy % (2) (3)	91.3%	90.0%	1.3%
Weighted average monthly site rent - MH	$452	$438	$14
Weighted average monthly site rent - RV (4)	$416	$407	$9
Weighted average monthly site rent - Total	$448	$435	$13
Sites available for development	6,118	6,699	(581)

(1)	Excludes the four properties that were disposed in June 2014 (refer to Note 2 to our consolidated financial statements).

(2)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(3)	Occupancy % excludes recently completed but vacant expansion sites.

(4)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 8.5% growth in NOI is primarily due to increased revenues of $4.2 million partially offset by additional expenses of $0.3 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.2% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $4.0 million due to the increased number of occupied home sites and the increase to our weighted average rental rate of 3.0%.  Additionally, other revenues increased by $0.2 million primarily due to increases in late fees and non-sufficient funds charges, month to month fees, and miscellaneous other charges and fee income.

SUN COMMUNITIES, INC.

Property operating expenses increased approximately $0.3 million, or 1.5%, compared to 2013. Of that increase, utility expense increased $0.3 million primarily as a result of increased water and sewer, gas, electric and trash removal costs due to the increased number of occupied home sites. Legal, taxes and insurance expenses increased $0.2 million primarily due to increased property and casualty insurance and increased delinquency related legal fees. Other expenses also increased $0.2 million primarily due to increased bad debt expense, software maintenance, license and dues and bank service and credit card processing charges, partially offset by a decrease in resident relations expense. These increases were partially offset by a decrease in payroll and benefits expenses of $0.3 million due to a decrease in health and life insurance expenses and capitalized leasing costs. Supplies and repair expenses also decreased $0.1 million primarily due to decreased lawn service and lawn care expenses and decreased community maintenance expense.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2014 and 2013 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$9,733	$7,977	$1,756	22.0%
Site rent from Rental Program (1)	13,514	11,466	2,048	17.9%
Rental Program revenue	23,247	19,443	3,804	19.6%
Expenses
Commissions	621	615	6	1.0%
Repairs and refurbishment	2,405	1,915	490	25.6%
Taxes and insurance	1,254	1,014	240	23.7%
Marketing and other	933	941	(8)	(0.9)%
Rental Program operating and maintenance	5,213	4,485	728	16.2%
Rental Program NOI	$18,034	$14,958	$3,076	20.6%

Other Information
Number of occupied rentals, end of period	10,226	8,978	1,248	13.9%
Investment in occupied rental homes	$384,064	$323,696	$60,368	18.6%
Number of sold rental homes	220	214	6	2.8%
Weighted average monthly rental rate	$804	$788	$16	2.0%

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

The 20.6% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.7 million was primarily a result of increased repair and refurbishment expenses of $0.5 million, of which approximately $0.3 million was due to increased refurbishment costs related to occupant turnover and $0.2 million was due to increased repair costs on occupied home rentals. In addition, taxes and insurance increased $0.2 million. Each of these expense categories increased primarily due to the additional number of homes in the Rental Program.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2014 and 2013 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2014	2013	Change	% Change
New home sales	$2,412	$1,250	$1,162	93.0%
Pre-owned home sales	12,401	11,949	452	3.8%
Revenue from home sales	14,813	13,199	1,614	12.2%
New home cost of sales	2,041	1,106	935	84.5%
Pre-owned home cost of sales	9,059	8,277	782	9.4%
Cost of home sales	11,100	9,383	1,717	18.3%
NOI / Gross profit	$3,713	$3,816	$(103)	(2.7)%

Gross profit – new homes	$371	$144	$227	157.6%
Gross margin % – new homes	15.4%	11.5%	3.9%
Gross profit – pre-owned homes	$3,342	$3,672	$(330)	(9.0)%
Gross margin % – pre-owned homes	26.9%	30.7%	(3.8)%

Statistical Information
Home sales volume:
New home sales	27	20	7	35.0%
Pre-owned home sales	494	460	34	7.4%
Total homes sold	521	480	41	8.5%

Home Sales NOI/Gross profit increased $0.2 million on new home sales and decreased $0.3 million on pre-owned home sales. The decreased profits are primarily due to a decrease in sales prices of pre-owned home sales.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,
	2014	2013	Change	% Change
Ancillary revenues, net	$1,115	$(27)	$1,142	4,229.6%
Interest income	$3,526	$3,182	$344	10.8%
Brokerage commissions and other revenues	$95	$74	$21	28.4%
Real property general and administrative	$8,393	$6,369	$2,024	31.8%
Home sales and rentals general and administrative	$3,120	$2,812	$308	11.0%
Transaction costs	$1,104	$1,108	$(4)	(0.4)%
Depreciation and amortization	$30,045	$26,064	$3,981	15.3%
Interest expense	$18,746	$19,013	$(267)	(1.4)%
Gain on disposition of properties, net	$885	$—	$885	N/A
Distributions from affiliates	$400	$450	$(50)	(11.1)%

Ancillary revenues, net increased primarily due to an increase in vacation rental income of $1.0 million.

Interest income increased primarily due to increased collateralized receivables of $0.3 million.

Real property general and administrative expenses increased primarily due to increased salaries, wages and bonus expenses of $1.1 million, increased deferred compensation expense of $0.5 million due to awards of restricted stock, increased legal expense of $0.2 million and increased taxes and insurance expenses of $0.1 million.

Home sales and rentals general and administrative expenses increased salaries, wages, bonus and commissions expenses of $0.4 million. These increases were partially offset by a decrease in leasing costs of $0.1 million.

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $2.0 million primarily related to our newly acquired properties, $1.7 million related to depreciation on investment property for use in our Rental Program, $0.8 million related to depreciation on homes in our vacation rental program and $0.2 million related to the amortization of in-place leases and promotions, partially offset by a reduction of approximately $0.6 million from the write off of the remaining net book value for assets replaced during the period.

Gain on disposition of properties, net of $0.9 million is a result of the sale of four of our MH properties in June 2014 (see Note 2). We did not dispose of any properties in 2013.

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The following table summarizes our consolidated financial results for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Real Property NOI	$113,132	$101,053
Rental Program NOI	35,287	28,821
Home Sales NOI/Gross Profit	5,988	6,856
Site rent from Rental Program (included in Real Property NOI)	(26,616)	(22,231)
NOI/Gross profit	127,791	114,499
Adjustments to arrive at net income:
Other revenues	8,895	6,859
General and administrative	(21,825)	(18,405)
Transaction costs	(1,864)	(2,150)
Depreciation and amortization	(58,934)	(51,326)
Interest expense	(37,139)	(38,686)
Gain on disposition of properties, net	885	—
Provision for state income taxes	(138)	(96)
Distributions from affiliate	800	850
Net income	18,471	11,545
Less: Preferred return to A-1 preferred OP units	1,336	1,219
Less: Preferred return to A-3 preferred OP units	91	76
Less: Amounts attributable to noncontrolling interests	1,242	443
Net income attributable to Sun Communities, Inc.	15,802	9,807
Less: Series A Preferred Stock Distributions	3,028	3,028
Net income attributable to Sun Communities, Inc. common stockholders	$12,774	$6,779

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$173,602	$154,811	$18,791	12.1%
Property operating expenses:
Payroll and benefits	14,037	12,912	1,125	8.7%
Legal, taxes & insurance	2,513	2,153	360	16.7%
Utilities	20,625	17,945	2,680	14.9%
Supplies and repair	6,092	5,195	897	17.3%
Other	5,115	4,009	1,106	27.6%
Real estate taxes	12,088	11,544	544	4.7%
Property operating expenses	60,470	53,758	6,712	12.5%
Real Property NOI	$113,132	$101,053	$12,079	12.0%

	As of June 30,
Other Information	2014	2013	Change
Number of properties	190	185	5
Developed sites	71,680	68,542	3,138
Occupied sites (1) (2)	57,099	54,082	3,017
Occupancy % (1)	91.0%	89.2%	1.8%
Weighted average monthly site rent - MH	$451	$438	$13
Weighted average monthly site rent - Annual RV (3)	$396	$377	$19
Weighted average monthly site rent - Total	$443	$430	$13
Sites available for development	6,207	6,699	(492)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 1,137 sites acquired in 2014 and 1,897 sites acquired in 2013.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 12.0% increase in Real Property NOI consists of $4.7 million from newly acquired properties and $7.4 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The following tables reflect certain financial and other information for our Same Site communities as of and for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
Financial Information (in thousands) (1)	2014	2013	Change	% Change
Income from Real Property	$149,865	$140,622	$9,243	6.6%
Property operating expenses:
Payroll and benefits	11,525	11,749	(224)	(1.9)%
Legal, taxes & insurance	2,302	2,057	245	11.9%
Utilities	9,341	8,423	918	10.9%
Supplies and repair	5,365	4,914	451	9.2%
Other	4,112	3,675	437	11.9%
Real estate taxes	11,142	11,175	(33)	(0.3)%
Property operating expenses	43,787	41,993	1,794	4.3%
Real Property NOI	$106,078	$98,629	$7,449	7.6%

(1)	Excludes the four properties that were disposed in June 2014 (refer to Note 2 to our consolidated financial statements).

	As of June 30,
Other Information (1)	2014	2013	Change
Number of properties	169	169	—
Developed sites	63,602	62,842	760
Occupied sites (2)	53,358	51,639	1,719
Occupancy % (2) (3)	91.3%	90.0%	1.3%
Weighted average monthly site rent - MH	$452	$438	$14
Weighted average monthly site rent - RV (4)	$416	$407	$9
Weighted average monthly site rent - Total	$448	$435	$13
Sites available for development	6,118	6,699	(581)

(1)	Excludes the four properties that were disposed in June 2014 (refer to Note 2 to our consolidated financial statements).

(2)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(3)	Occupancy % excludes recently completed but vacant expansion sites.

(4)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 7.6% growth in NOI is primarily due to increased revenues of $9.2 million partially offset by an increase in expenses of $1.8 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.6% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $8.6 million as a result of the increased number of occupied home sites and the increase to our weighted average rental rate of 3.0%. Additionally, other revenues increased by $0.7 million due to a $0.3 million increase in late fees and non-sufficient funds charge income, a $0.1 million increase in month to month fees and a $0.3 million increase in other charges and fees including electric, gas and cable television revenues.

Property operating expenses increased $1.8 million, or 4.3% compared to 2013. Of that increase, utilities expense increased $0.9 million due to increased gas and electric costs primarily resulting from extreme temperatures experienced in certain areas of the country during the first part of 2014 and increased water and sewer costs. Supplies and repair expenses increased $0.5 million also primarily due to weather related maintenance and repair costs including snow removal, tree trimming and removal and community water systems repairs, vehicle maintenance and gasoline, partially offset by a decrease in lawn service and lawn care expenses. Legal, taxes and insurance expenses increased $0.2 million primarily due to increased property and casualty insurance and increased delinquency related legal fees. Bad debt expense increased $0.2 million and miscellaneous expenses such as software maintenance and bank service and credit card processing charges increased $0.3 million. These increases were partially offset by a decrease in payroll and benefits of $0.2 million primarily due to decreases in payroll leasing costs and health and life insurance costs.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2014 and 2013 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$19,135	$15,338	$3,797	24.8%
Site rent from Rental Program (1)	26,616	22,231	4,385	19.7%
Rental Program revenue	45,751	37,569	8,182	21.8%
Expenses
Commissions	1,222	1,254	(32)	(2.6)%
Repairs and refurbishment	4,810	3,677	1,133	30.8%
Taxes and insurance	2,622	2,100	522	24.9%
Marketing and other	1,810	1,717	93	5.4%
Rental Program operating and maintenance	10,464	8,748	1,716	19.6%
Rental Program NOI	$35,287	$28,821	$6,466	22.4%

Other Information
Number of occupied rentals, end of period	10,226	8,978	1,248	13.9%
Investment in occupied rental homes	$384,064	$323,696	$60,368	18.6%
Number of sold rental homes	354	450	(96)	(21.3)%
Weighted average monthly rental rate	$804	$788	$16	2.0%

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

The 22.4% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $1.7 million was primarily a result of increased repair and refurbishment expenses of $1.1 million, of which approximately $0.7 million was due to increased refurbishment costs related to occupant turnover and $0.4 million was due to increased repair costs on occupied home rentals. In addition, insurance and personal property and use taxes increased $0.5 million due to the additional number of homes in the Rental Program, bad debt expense increased $0.2 million and gas and electric utilities increased $0.1 million. These increases were partially offset by a decrease in marketing expense of $0.2 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2014 and 2013 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2014	2013	Change	% Change
New home sales	$4,575	$2,326	$2,249	96.7%
Pre-owned home sales	20,361	23,729	(3,368)	(14.2)%
Revenue from homes sales	24,936	26,055	(1,119)	(4.3)%
New home cost of sales	3,875	2,021	1,854	91.7%
Pre-owned home cost of sales	15,073	17,178	(2,105)	(12.3)%
Cost of home sales	18,948	19,199	(251)	(1.3)%
NOI / Gross profit	$5,988	$6,856	$(868)	(12.7)%

Gross profit – new homes	$700	$305	$395	129.5%
Gross margin % – new homes	15.3%	13.1%	2.2%
Gross profit – pre-owned homes	$5,288	$6,551	$(1,263)	(19.3)%
Gross margin % – pre-owned homes	26.0%	27.6%	(1.6)%

Statistical Information
Home sales volume:
New home sales	54	34	20	58.8%
Pre-owned home sales	836	912	(76)	(8.3)%
Total homes sold	890	946	(56)	(5.9)%

Home Sales NOI/Gross profit increased $0.4 million on new home sales and decreased $1.3 million on pre-owned home sales. The decreased profits are due to the decrease in the volume and sales prices of pre-owned home sales.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	Six Months Ended June 30,
	2014	2013	Change	% Change
Ancillary revenues, net	$1,633	$444	$1,189	267.8%
Interest income	$6,880	$6,145	$735	12.0%
Brokerage commissions and other revenues	$382	$270	$112	41.5%
Real property general and administrative	$16,206	$13,159	$3,047	23.2%
Home sales and rentals general and administrative	$5,619	$5,246	$373	7.1%
Transaction costs	$1,864	$2,150	$(286)	(13.3)%
Depreciation and amortization	$58,934	$51,326	$7,608	14.8%
Interest expense	$37,139	$38,686	$(1,547)	(4.0)%
Gain on disposition of properties, net	$885	$—	$885	N/A
Distributions from affiliates	$800	$850	$(50)	(5.9)%

Ancillary revenues, net increased primarily due to the increase in vacation rental income of $1.0 million and other miscellaneous income of $0.2 million.

Interest income increased primarily due to increased collateralized receivables of $0.6 million.

Real property general and administrative expenses increased primarily due to increased salaries, wages and bonus expenses of $1.4 million, increased deferred compensation expense of $1.1 million due to awards of restricted stock, increased legal expense of $0.3 million and increased other expenses of $0.4 million primarily related to increased consulting fees and software support and maintenance expense, partially offset by decreased corporate insurance expense of $0.2 million.

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $4.0 million primarily related to our newly acquired properties, $3.0 million related to depreciation on investment property for use in our Rental Program, $1.3 million related to depreciation on homes in our vacation rental program and $0.6 million related to the amortization of in-place leases and promotions, partially offset by a reduction of approximately $1.2 million from the write off of the remaining net book value for assets replaced during the period.

Interest expense on debt, including interest on mandatorily redeemable debt, decreased primarily due to a decrease of $1.3 million in our mortgage interest paid and a decrease of $1.1 million in amortized financing costs, partially offset by an increase of $0.6 million associated with our secured borrowing arrangements and $0.2 million associated with our line of credit.

Gain on disposition of properties, net of $0.9 million is a result of the sale of four of our MH properties in June 2014 (see Note 2). We did not dispose of any properties in 2013.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Sun Communities, Inc. common stockholders	$4,928	$1,035	$12,774	$6,779
Adjustments:
Preferred return to Series A-1 preferred OP units	664	646	1,336	1,219
Preferred return to Series A-3 preferred OP units	46	46	91	76
Amounts attributable to noncontrolling interests	458	33	1,242	443
Depreciation and amortization	30,374	26,242	59,542	51,684
Gain on disposition of properties, net	(885)	—	(885)	—
Gain on disposition of assets	(2,014)	(2,102)	(3,028)	(3,615)
Funds from operations ("FFO")	33,571	25,900	71,072	56,586
Adjustments:
Transaction costs	1,104	1,108	1,864	2,150
FFO excluding certain items	$34,675	$27,008	$72,936	$58,736

Weighted average common shares outstanding:	40,331	35,479	38,413	32,954
Add:
Common OP units	2,069	2,069	2,069	2,069
Restricted stock	648	408	647	377
Common stock issuable upon conversion of Series A-1 preferred OP units	1,082	1,111	1,095	1,111
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	59
Common stock issuable upon conversion of stock options	14	20	15	17
Weighted average common shares outstanding - fully diluted	44,219	39,162	42,314	36,587

FFO per share - fully diluted	$0.76	$0.66	$1.69	$1.56
FFO per share excluding certain items - fully diluted	$0.78	$0.69	$1.73	$1.62

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

During the six months ended June 30, 2014, we acquired six RV communities with approximately 2,500 sites. We also disposed of four MH communities with approximately 1,000 sites. See Note 2 to our financial statements for details on the 2014 acquisitions and dispositions and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2014, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the six months ended June 30, 2014, we invested $21.1 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from home sales.  Expenditures for 2014 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net Cash Provided by Operating Activities	$77,113	$60,440
Net Cash Used in Investing Activities	$(196,769)	$(220,678)
Net Cash Provided by Financing Activities	$122,523	$137,218

Operating Activities

Cash and cash equivalents increased by $2.9 million from $4.8 million as of December 31, 2013, to $7.6 million as of June 30, 2014. Net cash provided by operating activities increased by $16.7 million from $60.4 million for the six months ended June 30, 2013 to $77.1 million for the six months ended June 30, 2014.

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

Investing Activities

Net cash used in investing activities was $196.8 million for the six months ended June 30, 2014, compared to $220.7 million for the six months ended June 30, 2013. During 2014, proceeds related to the disposition of properties was $15.3 million. We did not dispose of any properties during 2013. Net cash used in investing activities during 2013 includes an investment in a note receivable, which was extinguished in a net cash settlement during the acquisition of the properties upon which which the note receivable was attributable to. No such investment was made during the six months ended June 30, 2014, which, along with decreased investment in properties, offsets the increased cash used for acquisitions of properties and issuance of notes and other receivables. Also

SUN COMMUNITIES, INC.

contributing to the decrease in cash used for investing activities are increased proceeds related to the disposition of assets and depreciable homes, net, and the disposition of land and increased repayments of notes and other receivables.

Financing Activities

Net cash provided by financing activities was $122.5 million for the six months ended June 30, 2014, compared to $137.2 million for the six months ended June 30, 2013. The decrease is primarily related to decreased net proceeds received from the issuance of additional shares of common stock, increased net payments on our lines of credit and increased distributions to our stockholders and OP unit holders, partially offset by increased net borrowings on other debt and decreased payments for deferred financing costs.

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. As of June 30, 2014 and December 31, 2013, we had approximately $31.9 million and $178.1 million outstanding under the Facility, respectively. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%.  During 2014, the highest balance on the Facility was $247.3 million.  The borrowings under the Facility mature May 15, 2017, which date can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of credit available to us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At June 30, 2014, we had outstanding letters of credit to back standby letters of credit totaling approximately $2.0 million, leaving approximately $316.1 million available under our secured line of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of June 30, 2014
Maximum Leverage Ratio	<68.5%	41.8%
Minimum Fixed Charge Coverage Ratio	>1.40	2.37
Minimum Tangible Net Worth	>$990,159	$1,330,969
Maximum Dividend Payout Ratio	<95.0%	70.5%

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
We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At June 30, 2014, we had 73 unencumbered properties with an estimated market value of $606.0 million. Sixty-one of these unencumbered properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our

SUN COMMUNITIES, INC.

financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A of our 2013 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2014, our net debt plus preferred stock to enterprise value approximated 40.8% (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 7.0 years and a weighted average interest rate of 5.1%.

Capital expenditures for the six months ended June 30, 2014 and 2013 included recurring capital expenditures of $4.0 million and $4.1 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a decline in our recurring capital expenditures during 2014.

SUN COMMUNITIES, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in our 2013 Annual Report and our other filings with the SEC, such risks and uncertainties include:

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

We have two interest rate cap agreements with a total notional amount of $162.4 million as of June 30, 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $273.4 million and $181.2 million as of June 30, 2014 and 2013, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $1.7 million and $1.2 million as of June 30, 2014 and 2013, respectively, based on the $341.9 million and $235.3 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2014.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated June 19, 2014.	(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101	The following Sun Communities, Inc. financial information for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(2)

(1) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 19, 2014.
(2) Filed herewith.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2014	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated June 19, 2014.	(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(2)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(2)
101	The following Sun Communities, Inc. financial information for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).	(2)

(1) Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 19, 2014.
(2) Filed herewith.