Form 10-Q
period 2014-09-30
SUN COMMUNITIES INC
filed 2014-10-30
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2014:  48,010,386

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) September 30, 2014	December 31, 2013
ASSETS
Investment property, net (including $55,648 and $56,805 for consolidated variable interest entities at September 30, 2014 and December 31, 2013; see Note 8)	$1,884,632	$1,755,052
Cash and cash equivalents	259,152	4,753
Inventory of manufactured homes	5,480	5,810
Notes and other receivables, net	168,341	164,685
Other assets	113,192	68,936
TOTAL ASSETS	$2,430,797	$1,999,236
LIABILITIES
Debt (including $44,670 and $45,209 for consolidated variable interest entities at September 30, 2014 and December 31, 2013; see Note 8)	$1,393,941	$1,311,437
Lines of credit	—	181,383
Other liabilities	123,351	109,342
TOTAL LIABILITIES	1,517,292	1,602,162
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value. Authorized: 10,000 shares; Issued and outstanding: 3,400 shares at September 30, 2014 and December 31, 2013	34	34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 48,010 shares at September 30, 2014 and 36,140 shares at December 31, 2013	480	361
Additional paid-in capital	1,709,337	1,141,590
Accumulated other comprehensive loss	(277)	(366)
Distributions in excess of accumulated earnings	(807,590)	(761,112)
Total Sun Communities, Inc. stockholders' equity	901,984	380,507
Noncontrolling interests:
Series A-1 preferred OP units	43,670	45,548
Series A-3 preferred OP units	3,463	3,463
Common OP units	(35,498)	(31,907)
Consolidated variable interest entities	(114)	(537)
Total noncontrolling interests	11,521	16,567
TOTAL STOCKHOLDERS’ EQUITY	913,505	397,074
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,430,797	$1,999,236

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES
Income from real property	$94,245	$80,158	$267,847	$234,969
Revenue from home sales	13,913	14,145	38,849	40,200
Rental home revenue	9,829	8,445	28,964	23,783
Ancillary revenues, net	3,565	932	5,198	1,376
Interest	3,545	3,442	10,425	9,587
Brokerage commissions and other income, net	338	79	720	349
Total revenues	125,435	107,201	352,003	310,264
COSTS AND EXPENSES
Property operating and maintenance	28,031	24,379	76,413	66,593
Real estate taxes	6,004	5,602	18,092	17,146
Cost of home sales	10,524	10,161	29,472	29,360
Rental home operating and maintenance	6,232	5,504	16,696	14,252
General and administrative - real property	6,971	5,927	23,177	19,086
General and administrative - home sales and rentals	2,313	2,227	7,932	7,473
Transaction costs	2,399	619	4,263	2,769
Depreciation and amortization	29,917	28,790	88,851	80,116
Asset impairment charge	837	—	837	—
Interest	18,619	17,823	54,149	54,888
Interest on mandatorily redeemable debt	808	809	2,417	2,430
Total expenses	112,655	101,841	322,299	294,113
Income before gain on dispositions, income taxes and distributions from affiliate	12,780	5,360	29,704	16,151
Gain on disposition of properties, net	13,631	—	14,516	—
Provision for state income taxes	(69)	(90)	(207)	(186)
Distributions from affiliate	400	700	1,200	1,550
Net income	26,742	5,970	45,213	17,515
Less: Preferred return to Series A-1 preferred OP units	661	690	1,997	1,909
Less: Preferred return to Series A-3 preferred OP units	45	45	136	121
Less: Amounts attributable to noncontrolling interests	1,851	(28)	3,093	415
Net income attributable to Sun Communities, Inc.	24,185	5,263	39,987	15,070
Less: Series A preferred stock distributions	1,514	1,514	4,542	4,542
Net income attributable to Sun Communities, Inc. common stockholders	$22,671	$3,749	$35,445	$10,528
Weighted average common shares outstanding:
Basic	41,710	36,128	39,943	34,263
Diluted	41,722	36,143	39,959	34,279
Earnings per share:
Basic	$0.54	$0.10	$0.89	$0.31
Diluted	$0.54	$0.10	$0.89	$0.31

Distributions per common share:	$0.65	$0.63	$1.95	$1.89

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$26,742	$5,970	$45,213	$17,515
Unrealized gain on interest rate swaps	—	89	97	266
Total comprehensive income	26,742	6,059	45,310	17,781
Less: Comprehensive income attributable to the noncontrolling interests	1,851	(20)	3,101	439
Comprehensive income attributable to Sun Communities, Inc.	$24,891	$6,079	$42,209	$17,342

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2013	$34	$361	$1,141,590	$(366)	$(761,112)	$16,567	$397,074
Issuance of common stock from exercise of options, net	—	—	126	—	—	—	126
Issuance, conversion of OP units and associated costs of common stock, net	—	119	564,339	—	—	(1,877)	562,581
Share-based compensation - amortization and forfeitures	—	—	3,282	—	126	—	3,408
Net income	—	—	—	—	42,120	3,093	45,213
Unrealized gain on interest rate swaps	—	—	—	89	—	8	97
Distributions	—	—	—	—	(88,724)	(6,270)	(94,994)
Balance at September 30, 2014	$34	$480	$1,709,337	$(277)	$(807,590)	$11,521	$913,505

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$45,213	$17,515
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from disposition of assets	(3,606)	(761)
Gain from disposition of properties, net	(14,516)	—
Asset impairment charges	837	—
Share-based compensation	3,408	2,176
Depreciation and amortization	89,190	75,070
Amortization of deferred financing costs	861	2,212
Distributions from affiliate	(1,200)	(1,550)
Change in notes receivable from financed sales of inventory homes, net of repayments	(13,806)	(10,089)
Change in inventory, other assets and other receivables, net	3,420	7,406
Change in other liabilities	(542)	2,347
NET CASH PROVIDED BY OPERATING ACTIVITIES	109,259	94,326
INVESTING ACTIVITIES:
Investment in properties	(131,602)	(140,681)
Acquisitions of properties	(137,376)	(82,718)
Payment for deposit on acquisition	(50,000)	—
Investment in note receivable of acquired properties	—	(49,441)
Proceeds related to affiliate dividend distribution	1,200	1,550
Proceeds related to disposition of land	221	—
Proceeds related to disposition of assets and depreciated homes, net	3,940	757
Proceeds related to the disposition of properties	59,683	—
Issuance of notes and other receivables	(442)	(684)
Repayments of notes and other receivables	5,754	908
NET CASH USED FOR INVESTING ACTIVITIES	(248,622)	(270,309)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	562,581	261,780
Net proceeds from stock option exercise	126	201
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(86,414)	(74,185)
Payments to retire preferred operating partnership units	—	(300)
Borrowings on lines of credit	384,924	260,248
Payments on lines of credit	(566,307)	(235,264)
Proceeds from issuance of other debt	187,340	24,368
Payments on other debt	(87,579)	(82,668)
Proceeds received from return of prepaid deferred financing costs	2,384	—
Payments for deferred financing costs	(3,293)	(2,750)
NET CASH PROVIDED BY FINANCING ACTIVITIES	393,762	151,430
Net change in cash and cash equivalents	254,399	(24,553)
Cash and cash equivalents, beginning of period	4,753	29,508
Cash and cash equivalents, end of period	$259,152	$4,955
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $369 and $424, respectively)	$43,294	$44,595
Cash paid for interest on mandatorily redeemable debt	$2,417	$2,430
Cash paid for state income taxes	$292	$158
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$97	$266
Reduction in secured borrowing balance	$17,119	$11,534
Change in distributions declared and outstanding	$8,580	$4,510
Conversion of Series A-1 preferred OP units	$1,878	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-3 preferred OP units issued	$—	$3,463
Acquisitions - release of note receivable and accrued interest	$—	$49,441
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions

Green Courte Real Estate Partners, LLC
In July 2014, we entered into agreements to acquire a portfolio of manufactured home communities from Green Courte Real Estate Partners, LLC sponsored funds (the "Green Courte Entities"). The portfolio consists of 59 manufactured home communities comprising over 19,000 sites in eleven states, including nearly 11,000 sites located in Florida. Approximately 14,000 sites, or 71%, of the portfolio is included in age-restricted communities. In connection with this transaction, the Company will assume the Green Courte Entities' right to acquire an additional manufactured home community pursuant to a binding purchase agreement.
Total consideration for the acquisition is approximately $1.32 billion, including the assumption of approximately $560 million of debt. We will pay approximately $311 million in cash (increased by the reduction in assumed mortgage debt prior to closing), issue approximately $262 million of common stock and common OP units, and issue $175 million of newly-created Series A-4 Convertible Perpetual Preferred Stock or Convertible Perpetual Preferred Operating Limited Partnership units to the Green Courte Entities. Additionally, an affiliate of the Green Courte Entities has committed to make an investment of not less than approximately $13 million in the Company’s equity.
Subject to certain conditions, we anticipate that the acquisition will occur in two separate closings. The closing with respect to 34 communities is anticipated to occur 10 business days after the loan assumption approval is obtained for a sufficient number of communities as set forth in the acquisition agreements, but not later than December 31, 2014 (or such earlier date as we determine upon notice to the Green Courte Entities). The closing with respect to the remaining 25 communities is anticipated to occur on January 6, 2015. The consummation of the acquisition is subject to certain confirmatory diligence and customary closing conditions, including obtaining certain third party consents. As a result, there can be no assurances as to the actual closings or the timing of either of the closings.
Pursuant to the acquisition agreements, we made an earnest money deposit in the aggregate amount of $50 million (“Earnest Money Deposit”). The Earnest Money Deposit may be forfeited if we fail to close on the transactions contemplated by any definitive agreement in breach of the terms thereof and such breach continues for a period of 10 days without cure. The Earnest Money Deposit is the sole remedy for any such breach and shall serve as liquidated damages, except that if such a default occurs after the first closing, we shall also pay the Green Courte Entities the sum of $25 million as additional liquidated damages.
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

The amount of revenue and net income included in the consolidated statements of operations for the three and nine months ended September 30, 2014 for all acquisitions described above is set forth in the following table (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(unaudited)
Revenue	$10,105	$16,184
Net income	$5,806	$9,031

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2014 and 2013 as if the properties were acquired on January 1, 2013. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2013 (in thousands, except per-share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2014	2013	2014	2013
Total revenues	$125,435	$113,212	$353,734	$321,088
Net income attributable to Sun Communities, Inc. common stockholders	$24,896	$4,523	$39,675	$12,978
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.60	$0.13	$0.99	$0.38
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.60	$0.13	$0.99	$0.38

Transaction costs of approximately $2.4 million and $0.6 million and $4.3 million and $2.8 million have been incurred for the three and nine months ended September 30, 2014 and 2013, respectively, and are presented as “Transaction costs” in our consolidated statements of operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions, continued

Dispositions

During the nine months ended September 30, 2014, we closed on the sales of 10 manufactured housing ("MH") communities: Bedford Hills, White Oak, Falcon Pointe, Timberbrook, Woodlake Estates, Byrne Hill, Continental Estates, Davison East, Countryside Village and Desert View Village. During the first quarter of 2014, the Company chose to early adopt Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). Pursuant to ASU 2014-08, the disposals of the communities do not qualify for presentation as discontinued operations, as the sales do not have a major impact on our operations and financial results and do not represent a strategic shift. Additionally, the communities are not considered individually significant components and therefore do not qualify for presentation as discontinued operations. A gain of $14.5 million is recorded in "Gain on disposition of properties, net" in our consolidated statement of operations.

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	September 30, 2014	December 31, 2013
Land	$216,276	$194,404
Land improvements and buildings	1,890,077	1,806,546
Rental homes and improvements	446,897	393,562
Furniture, fixtures, and equipment	67,245	65,086
Land held for future development	24,617	29,521
Investment property	2,645,112	2,489,119
Accumulated depreciation	(760,480)	(734,067)
Investment property, net	$1,884,632	$1,755,052

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

In September 2014, we recorded impairment charges of $0.8 million associated with a long-lived asset for an MH and RV community located in La Feria, Texas. This community consists of 280 developed sites. Circumstances that prompted this test of recoverability included a decrease in net operating income and the overall operating performance of the community. We recognized the impairment loss because the long-lived asset's carrying value was deemed not recoverable and exceeded the estimated fair value. We estimated the fair value of the long-lived asset based on discounted future cash flows and any potential disposition proceeds for the asset. The impairment loss is recorded in "Asset impairment charge" on our consolidated statements of operations.

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

Number of Payments	Repurchase %
Fewer than or equal to 15	100%
Greater than 15 but less than 64	90%
Equal to or greater than 64 but less than 120	65%
120 or more	50%

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $117.5 million (net of allowance of $0.8 million) and $109.8 million (net of allowance of $0.7 million) as of September 30, 2014 and December 31, 2013, respectively.  The outstanding balance on the secured borrowing was $118.2 million and $110.5 million as of September 30, 2014 and December 31, 2013, respectively.

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

Nine Months Ended
September 30, 2014
Beginning balance	$110,510
Financed sales of manufactured homes	24,840
Principal payments and payoffs from our customers	(9,723)
Principal reduction from repurchased homes	(7,397)
Total activity	7,720
Ending balance	$118,230

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.0 million and $2.7 million and $8.6 million and $7.7 million for the three and nine months ended September 30, 2014 and 2013, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2014	December 31, 2013
Installment notes receivable on manufactured homes, net	$21,684	$25,471
Collateralized receivables, net (see Note 4)	117,480	109,821
Other receivables, net	29,177	29,393
Total notes and other receivables, net	$168,341	$164,685

Installment Notes Receivable on Manufactured Homes

The installment notes of $21.7 million (net of allowance of $0.1 million) and $25.5 million (net of allowance of $0.1 million) as of September 30, 2014 and December 31, 2013, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.7% and 11.6 years as of September 30, 2014, and 8.9% and 11.9 years as of December 31, 2013.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Nine Months Ended
September 30, 2014
Beginning balance	$25,575
Financed sales of manufactured homes	568
Principal payments and payoffs from our customers	(3,145)
Principal reduction from repossessed homes	(1,177)
Total activity	(3,754)
Ending balance	$21,821

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $117.5 million (net of allowance of $0.8 million) and $109.8 million (net of allowance of $0.7 million ) as of September 30, 2014 and December 31, 2013, respectively.  The receivables have a net weighted average interest rate and maturity of 10.5% and 14.3 years as of September 30, 2014, and 10.7% and 13.6 years as of December 31, 2013.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of September 30, 2014 (in thousands):

Nine Months Ended
September 30, 2014
Beginning balance	$(793)
Lower of cost or market write-downs	274
Increase to reserve balance	(368)
Total activity	(94)
Ending balance	$(887)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of September 30, 2014, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $9.1 million (net of allowance of $0.7 million), home sale proceeds of $6.0 million, insurance receivables of $3.3 million, insurance settlement of $3.7 million, rebates and other receivables of $4.9 million and a note receivable of $2.2 million.  The $2.2 million note bears interest at 8.0% for the first two years and 7.9% for the remainder of the loan, is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2013, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $6.9 million (net of allowance of $0.7 million), home sale proceeds of $5.7 million, insurance receivables of $2.0 million, insurance settlement of $3.7 million, rebates and other receivables of $4.6 million and two notes receivable of $4.3 million and $2.2 million.

In June 2014, our $4.3 million note receivable, which was secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in cash collateral account and equity interests in another RV community, was paid in full.

6.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, capitalized leasing costs and franchise fees. These intangible assets are recorded within Other assets on the consolidated balance sheets. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		September 30, 2014		December 31, 2013
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$28,251	$(10,913)	$26,961	$(8,239)
Capitalized leasing costs greater than 1 year	7 years	14,465	(6,192)	13,359	(6,757)
Franchise fees	15 years	764	(87)	770	(29)
Total		$43,480	$(17,192)	$41,090	$(15,025)

During 2014, in connection with our acquisitions, we purchased in-place leases valued at approximately $1.3 million with a useful life of seven years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Intangible Asset	2014	2013	2014	2013
In-place leases	$891	$840	$2,674	$2,451
Capitalized leasing costs greater than 1 year	390	383	1,118	1,105
Franchise fees	19	10	58	16
Total	$1,300	$1,233	$3,850	$3,572

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At September 30, 2014 and 2013, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19%. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We do, however, receive income from distributions on our shares of Origen common stock.  Our investment in Origen had a market value of approximately $8.4 million based on a quoted market closing price of $1.68 per share from the OTC Pink Marketplace as of September 30, 2014.

In September 2014, Origen announced that it has entered into an agreement to sell substantially all of its assets to an affiliate of GoldenTree Asset Management LP. Contingent upon the closing of the sale, Origen plans to dissolve and liquidate. The sale is pending stockholder approval.

The following table sets forth certain summarized unaudited financial information for Origen. The unaudited revenue and expense amounts represent actual results through August 2014 and budgeted September 2014 results (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)
	2014	2013	2014	2013
Revenues	$10,589	$12,079	$32,841	$37,959
Expenses	(10,879)	(13,123)	(33,326)	(40,683)
Net income (loss)	$(290)	$(1,044)	$(485)	$(2,724)

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

The following table summarizes the assets and liabilities included in our consolidated balance sheets after appropriate eliminations (in thousands):

	September 30, 2014	December 31, 2013
ASSETS
Investment property, net	$55,648	$56,805
Other assets	3,328	3,926
Total Assets	$58,976	$60,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$44,670	$45,209
Other liabilities	10,266	6,564
Noncontrolling interests	(114)	(537)
Total Liabilities and Stockholders' Equity	$54,822	$51,236

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.4% and 3.0% of our consolidated total assets and debt and other liabilities comprised approximately 3.6% and 3.2% of our consolidated total liabilities at September 30, 2014 and December 31, 2013, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at September 30, 2014 and December 31, 2013.

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Collateralized term loans - CMBS	$702,998	$644,844	5.9	6.1	5.3%	5.4%
Collateralized term loans - FNMA	309,619	366,019	8.6	8.1	3.2%	3.6%
Collateralized term loans - Northwestern	98,026	—	11.4	N/A	4.2%	N/A
Aspen and Series B-3 preferred OP Units	47,022	47,022	7.1	7.6	6.9%	6.9%
Secured borrowing (see Note 4)	118,230	110,510	14.2	13.5	10.5%	10.7%
Mortgage notes, other	118,046	143,042	6.1	6.0	5.0%	4.6%
Total debt	$1,393,941	$1,311,437	7.4	7.2	5.2%	5.0%

Collateralized Term Loans

In August 2014, we paid off $52.6 million of Fannie Mae ("FNMA") debt.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

Additionally, in July and August 2014, we borrowed the aggregate amount of $63.5 million under five mortgage loans from Ladder Capital Finance, LLC ("Ladder"). The loans have a ten year term and a blended annual interest rate of 4.56%. The proceeds of the loans were used to pay down a portion of our senior secured line of credit.

In January 2014, we and four of our subsidiaries borrowed the aggregate amount of $99.0 million under four mortgage loans (each, an “Individual Loan” and, together, the “Loan”) from The Northwestern Mutual Life Insurance Company (“NM”) pursuant to a Master Loan Agreement with NM. Each Individual Loan accrues interest at a rate of 4.20% and matures on February 13, 2026. We and each of the four borrowers have guaranteed the Loan. The proceeds of the Loan were used to repay a portion of our senior secured line of credit.

The collateralized term loans totaling $1.1 billion as of September 30, 2014, are secured by 101 properties comprised of 39,997 sites representing approximately $746.0 million of net book value.

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

Mortgage Notes

In September 2014, we paid in full the $13.5 million mortgage agreement secured by Cave Creek and Pine Trace. We also paid off the $2.4 million mortgage agreement secured by Brookside Village upon maturity.

In August 2014, we paid in full the entire $6.5 million mortgage agreement secured by Sheffield Estates upon maturity.

The mortgage notes totaling $118.0 million as of September 30, 2014, are collateralized by 14 properties comprised of 6,659 sites representing approximately $194.1 million of net book value.

Lines of Credit

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of September 30, 2014, the margin was 1.65%. At September 30, 2014 we had no amount outstanding under the Facility and at December 31, 2013, we had approximately $178.1 million outstanding under the Facility. At September 30, 2014 and December 31, 2013, approximately $3.2 million and $2.7 million, respectively, of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

We also have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At both September 30, 2014 and December 31, 2013, the effective interest rate was 5.5%, and there was no amount outstanding.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At September 30, 2014, the effective interest rate was 7.0%.  The outstanding balance was zero and $3.3 million at September 30, 2014 and December 31, 2013, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At September 30, 2014, we were in compliance with all covenants.

10.      Equity Transactions

In September 2014, we closed an underwritten registered public offering of 6,900,000 shares of common stock at a price of $50.60 per share, which includes 900,000 shares sold to the underwriter pursuant to the full exercise of its option to purchase additional shares. Net proceeds from the offering were approximately $348.9 million after deducting expenses related to the offering. We intend to use the majority of the net proceeds of the offering to fund the cash portion of the purchase price for the previously-announced acquisition of MH communities from the Green Courte Entities (see Note 2) and use the remainder of the net proceeds from the offering to repay borrowings outstanding under the Facility. The consummation of the acquisition is subject to certain confirmatory diligence and customary closing conditions, including obtaining third party consents. If for any reason the acquisition is not consummated, we intend to use the net proceeds from the offering to repay borrowings outstanding under the Facility, fund possible future acquisitions of properties and for working capital and general corporate purposes.

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

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the nine months ended September 30, 2014 or 2013.  There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the nine months ended September 30, 2014 and 2013, there were no common OP units converted to shares of common stock.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert their Series A-1 preferred OP units to shares of our common stock at any time. During the nine months ended September 30, 2014, holders of Series A-1 preferred OP units converted 18,773 units to 45,785 shares of common stock. No such units were converted during the nine months ended September 30, 2013.

Cash distributions of $0.65 per share were declared for the quarter ended September 30, 2014. On October 17, 2014, cash payments of approximately $32.6 million for aggregate distributions were made to common stockholders, common OP unitholders and restricted stockholders of record as of September 30, 2014. In addition, cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock. On October 15, 2014, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of October 1, 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.      Share-Based Compensation

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

In July 2014, we granted 3,500 shares of restricted stock to an employee under our Sun Communities Inc. Equity Incentive Plan ("2009 Equity Plan"). The restricted shares had a fair value of $50.09 per share and will vest as follows: July 2, 2017: 35%; July 2, 2018: 35%; July 2, 2019: 20%; July 2, 2020: 5%; July 2, 2021: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In June 2014, we granted 20,250 shares of restricted stock to employees under our 2009 Equity Plan. The restricted shares had a fair value of $49.84 per share and will vest as follows: June 30, 2017: 35%; June 30, 2018: 35%; June 30, 2019: 20%; June 30, 2020: 5%; June 30, 2021: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

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

During the nine months ended September 30, 2014, 4,904 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

The vesting requirements for 54,863 restricted shares granted to our executives and employees were satisfied during the nine months ended September 30, 2014.

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $31.7 million annually. This transient revenue was recognized 25.2%, 18.2% and 43.2% in the first, second and third quarters, respectively, and is expected to be recognized 13.4% in the fourth quarter of 2014. In 2013, transient revenue was $17.4 million and was recognized 40.0% in the first quarter, 15.0% in the second quarter, 30.0% in the third quarter and 15.0% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$94,245	$23,742	$117,987	$80,158	$22,590	$102,748
Operating expenses/Cost of sales	34,035	16,756	50,791	29,981	15,665	45,646
Net operating income/Gross profit	60,210	6,986	67,196	50,177	6,925	57,102
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	7,448	—	7,448	4,453	—	4,453
General and administrative	(6,971)	(2,313)	(9,284)	(5,927)	(2,227)	(8,154)
Transaction costs	(2,399)	—	(2,399)	(619)	—	(619)
Depreciation and amortization	(18,522)	(11,395)	(29,917)	(19,551)	(9,239)	(28,790)
Asset impairment charge	(837)	—	(837)	—	—	—
Interest	(18,614)	(5)	(18,619)	(17,819)	(4)	(17,823)
Interest on mandatorily redeemable debt	(808)	—	(808)	(809)	—	(809)
Gain (loss) on disposition of properties, net	14,949	(1,318)	13,631	—	—	—
Distributions from affiliate	400	—	400	700	—	700
Provision for state income taxes	(69)	—	(69)	(90)	—	(90)
Net income (loss)	34,787	(8,045)	26,742	10,515	(4,545)	5,970
Less: Preferred return to A-1 preferred OP units	661	—	661	690	—	690
Less: Preferred return to A-3 preferred OP units	45	—	45	45	—	45
Less: Amounts attributable to noncontrolling interests	2,442	(591)	1,851	272	(300)	(28)
Net income (loss) attributable to Sun Communities, Inc.	31,639	(7,454)	24,185	9,508	(4,245)	5,263
Less: Series A preferred stock distributions	1,514	—	1,514	1,514	—	1,514
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$30,125	$(7,454)	$22,671	$7,994	$(4,245)	$3,749

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting, continued

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$267,847	$67,813	$335,660	$234,969	$63,983	$298,952
Operating expenses/Cost of sales	94,505	46,168	140,673	83,739	43,612	127,351
Net operating income/Gross profit	173,342	21,645	194,987	151,230	20,371	171,601
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	16,343	—	16,343	11,312	—	11,312
General and administrative	(23,177)	(7,932)	(31,109)	(19,086)	(7,473)	(26,559)
Transaction costs	(4,255)	(8)	(4,263)	(2,769)	—	(2,769)
Depreciation and amortization	(55,591)	(33,260)	(88,851)	(53,757)	(26,359)	(80,116)
Asset impairment charge	(837)	—	(837)	—	—	—
Interest	(54,135)	(14)	(54,149)	(54,555)	(333)	(54,888)
Interest on mandatorily redeemable debt	(2,417)	—	(2,417)	(2,430)	—	(2,430)
Gain on disposition of properties, net	14,302	214	14,516	—	—	—
Distributions from affiliate	1,200	—	1,200	1,550	—	1,550
Provision for state income taxes	(207)	—	(207)	(186)	—	(186)
Net income (loss)	64,568	(19,355)	45,213	31,309	(13,794)	17,515
Less: Preferred return to A-1 preferred OP units	1,997	—	1,997	1,909	—	1,909
Less: Preferred return to A-3 preferred OP units	136	—	136	121	—	121
Less: Amounts attributable to noncontrolling interests	4,564	(1,471)	3,093	1,503	(1,088)	415
Net income (loss) attributable to Sun Communities, Inc.	57,871	(17,884)	39,987	27,776	(12,706)	15,070
Less: Series A preferred stock distributions	4,542	—	4,542	4,542	—	4,542
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$53,329	$(17,884)	$35,445	$23,234	$(12,706)	$10,528

	September 30, 2014			December 31, 2013
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$1,548,807	$335,825	$1,884,632	$1,460,628	$294,424	$1,755,052
Cash and cash equivalents	259,555	(403)	259,152	5,336	(583)	4,753
Inventory of manufactured homes	—	5,480	5,480	—	5,810	5,810
Notes and other receivables, net	158,386	9,955	168,341	154,524	10,161	164,685
Other assets	109,118	4,074	113,192	64,342	4,594	68,936
Total assets	$2,075,866	$354,931	$2,430,797	$1,684,830	$314,406	$1,999,236

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2014.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of September 30, 2014 and December 31, 2013.

We had no unrecognized tax benefits as of September 30, 2014 and 2013. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2014.

We classify certain state taxes as income taxes for financial reporting purposes. We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the three months ended September 30, 2014 and 2013, and $0.2 million for the nine months ended September 30, 2014 and 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Earnings Per Share

We have outstanding stock options and unvested restricted shares, and our Operating Partnership has outstanding common OP units, convertible A-1 preferred OP units, convertible A-3 preferred OP units and Aspen preferred OP Units, which, if converted or exercised, will impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2014	2013	2014	2013
Net income attributable to common stockholders	$22,671	$3,749	$35,445	$10,528
Denominator
Weighted average common shares outstanding	41,023	35,499	39,283	33,802
Weighted average unvested restricted stock outstanding	687	629	660	461
Basic weighted average common shares and unvested restricted stock outstanding	41,710	36,128	39,943	34,263
Add: dilutive securities	12	15	16	16
Diluted weighted average common shares and securities	41,722	36,143	39,959	34,279
Earnings per share available to common stockholders:
Basic	$0.54	$0.10	$0.89	$0.31
Diluted	$0.54	$0.10	$0.89	$0.31

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2014 and 2013 (amounts in thousands):

	As of September 30,
	2014	2013
Common OP units	2,069	2,069
Series A-1 preferred OP units	437	455
Series A-3 preferred OP units	40	40
Aspen preferred OP units	1,325	1,325
Total securities	3,871	3,889

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2014:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.2310%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2310%	11.0200%	—%	N/A

In January 2014, our interest rate swap agreement with a notional amount of $20.0 million expired. We did not enter into a new interest rate swap agreement.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Interest rate swaps and cap agreement	Other assets	$—	$—	Other liabilities	$—	$97
Total derivatives designated as hedging instruments		$—	$—		$—	$97

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

Our hedges were highly effective and had minimal effect on income.  The following tables summarize the impact of derivative instruments for the three and nine months ended September 30, 2014 and 2013 as recorded in the consolidated statements of operations (in thousands):

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Interest rate swaps and cap agreement	$—	$89	Interest expense	$—	$—
Total	$—	$89	Total	$—	$—

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities, continued

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Interest rate swaps and cap agreement	$97	$266	Interest expense	$—	$—
Total	$97	$266	Total	$—	$—

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income in our consolidated balance sheets.

To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. No gain or loss was recognized in the consolidated financial statements related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the three and nine months ended September 30, 2014 and 2013.

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2013, we had collateral deposits recorded in other assets of approximately $0.7 million. As of September 30, 2014, we had no such deposits recorded.

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

Derivative Instruments
The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all observable inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis (Level 2). See Note 15 for Derivative Instruments.

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of September 30, 2014 and December 31, 2013 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2014		December 31, 2013
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$21,684	$21,684	$25,471	$25,471
Collateralized receivables, net	$117,480	$117,480	$109,821	$109,821
Financial liabilities
Derivative instruments	$—	$—	$97	$97
Debt (excluding secured borrowing)	$1,275,711	$1,308,510	$1,200,927	$1,211,821
Secured borrowing	$118,230	$118,230	$110,510	$110,510
Lines of credit	$—	$—	$181,383	$181,383

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

17.     Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, (“ASU 2014-15”), “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impacts the new standard will have on our quarterly reporting process.
In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), “Revenue from Contracts with Customers” as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

17.     Recent Accounting Pronouncements, continued

modified retrospective approach. Early adoption is not permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring only those disposals of a component or group of components that represent a strategic shift or that will have a major effect on the Company’s operational and financial results and also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. ASU 2014-08 also requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We have chosen to early adopt this pronouncement and have applied the guidance to recent applicable disposals (see Note 2).
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

Settlement Agreement

In October 2014, we entered into a settlement agreement with Robert C. Morgan, Robert Moser and the selling entities of each of the 10 RV communities that we acquired in February 2013. The settlement was related to various warranties, representations and indemnities included in the agreements under which we acquired the RV communities, including a covenant made by the sellers related to the 2012 revenue of the acquired properties. A gain of approximately $4.5 million will be recorded in the fourth quarter of 2014.

Share-based Compensation

In October 2014, we granted 8,000 shares of restricted stock to employees under our 2009 Equity Plan. The restricted shares had a fair value of $54.26 per share and will vest as follows: October 21, 2017: 35%; October 21, 2018: 35%; October 21, 2019: 20%; October 21, 2020: 5%; October 21, 2021: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2014, we owned and operated a portfolio of 184 developed properties located in 27 states throughout the United States, including 151 MH communities, 24 RV communities, and 9 properties containing both MH and RV sites.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table summarizes our consolidated financial results for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,
	2014	2013
Real Property NOI	$60,210	$50,177
Rental Program NOI	17,140	14,825
Home Sales NOI/Gross Profit	3,389	3,984
Site rent from Rental Program (included in Real Property NOI)	(13,543)	(11,884)
NOI/Gross profit	67,196	57,102
Adjustments to arrive at net income:
Other revenues	7,448	4,453
General and administrative	(9,284)	(8,154)
Transaction costs	(2,399)	(619)
Depreciation and amortization	(29,917)	(28,790)
Asset impairment charge	(837)	—
Interest expense	(19,427)	(18,632)
Gain on disposition of properties, net	13,631	—
Provision for state income taxes	(69)	(90)
Distributions from affiliate	400	700
Net income	26,742	5,970
Less: Preferred return to A-1 preferred OP units	661	690
Less: Preferred return to A-3 preferred OP units	45	45
Less: Amounts attributable to noncontrolling interests	1,851	(28)
Net income attributable to Sun Communities, Inc.	24,185	5,263
Less: Series A preferred stock distributions	1,514	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$22,671	$3,749

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$94,245	$80,158	$14,087	17.6%
Property operating expenses:
Payroll and benefits	8,762	7,600	1,162	15.3%
Legal, taxes & insurance	1,350	1,276	74	5.8%
Utilities	10,668	9,310	1,358	14.6%
Supplies and repair	4,126	3,490	636	18.2%
Other	3,125	2,703	422	15.6%
Real estate taxes	6,004	5,602	402	7.2%
Property operating expenses	34,035	29,981	4,054	13.5%
Real Property NOI	$60,210	$50,177	$10,033	20.0%

	As of September 30,
Other Information	2014	2013	Change
Number of properties	184	185	(1)
Developed sites	69,677	68,269	1,408
Occupied sites (1) (2)	56,223	54,283	1,940
Occupancy % (1)	92.5%	89.6%	2.9%
Weighted average monthly site rent - MH	$457	$444	$13
Weighted average monthly site rent - RV (3)	$393	$377	$16
Weighted average monthly site rent - Total	$447	$435	$12
Sites available for development	6,323	6,727	(404)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 1,137 sites acquired in 2014 and 1,897 sites acquired in 2013.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 20.0% increase in Real Property NOI consists of $5.8 million from newly acquired properties and $4.2 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated throughout 2014 and 2013.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Site data in this Form 10-Q includes all properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
Financial Information (in thousands) (1)	2014	2013	Change	% Change
Income from Real Property	$71,263	$66,914	$4,349	6.5%
Property operating expenses:
Payroll and benefits	5,693	6,068	(375)	(6.2)%
Legal, taxes & insurance	1,257	1,174	83	7.1%
Utilities	3,754	3,690	64	1.7%
Supplies and repair	3,253	3,000	253	8.4%
Other	1,978	2,124	(146)	(6.9)%
Real estate taxes	5,491	5,230	261	5.0%
Property operating expenses	21,426	21,286	140	0.7%
Real Property NOI	$49,837	$45,628	$4,209	9.2%

(1)	Excludes six properties that were disposed during the three months ended September 30, 2014 (refer to Note 2 to our consolidated financial statements).

	As of September 30,
Other Information (1)	2014	2013	Change
Number of properties	163	163	—
Developed sites	61,609	60,729	880
Occupied sites (2)	52,429	50,534	1,895
Occupancy % (2) (3)	92.9%	91.4%	1.5%
Weighted average monthly site rent - MH	$458	$444	$14
Weighted average monthly site rent - RV (4)	$415	$408	$7
Weighted average monthly site rent - Total	$453	$440	$13
Sites available for development	5,902	6,727	(825)

(1)	Excludes six properties that were disposed during the three months ended September 30, 2014 (refer to Note 2 to our consolidated financial statements).

(2)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(3)	Occupancy % excludes recently completed but vacant expansion sites.

(4)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 9.2% growth in NOI is primarily due to increased revenues of $4.3 million partially offset by additional expenses of $0.1 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.5% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $4.1 million due to the increased number of occupied home sites and the increase to our weighted average rental rate of 3.0%.  Additionally, other revenues increased by $0.2 million primarily due to increases in month to month fees and miscellaneous other charges and fee income.

SUN COMMUNITIES, INC.

Property operating expenses increased approximately $0.1 million, or 0.7%, compared to 2013. Of that increase, supplies and repair expenses increased $0.3 million primarily due to increased tree trimming and lawn services, and real estate taxes increased $0.3 million. Legal, taxes and insurance expenses also increased $0.1 million primarily due to increased property and casualty insurance expense and increased delinquency related legal fees. These increases were partially offset by a decrease in payroll and benefits expenses of $0.4 million primarily due to a decrease in health insurance expenses, an increase in capitalized leasing costs and a decrease in bad debt expense of $0.1 million.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2014 and 2013 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$9,829	$8,445	$1,384	16.4%
Site rent from Rental Program (1)	13,543	11,884	1,659	14.0%
Rental Program revenue	23,372	20,329	3,043	15.0%
Expenses
Commissions	677	550	127	23.1%
Repairs and refurbishment	3,049	2,704	345	12.8%
Taxes and insurance	1,313	1,133	180	15.9%
Marketing and other	1,193	1,117	76	6.8%
Rental Program operating and maintenance	6,232	5,504	728	13.2%
Rental Program NOI	$17,140	$14,825	$2,315	15.6%

Other Information
Number of occupied rentals, end of period	10,116	9,232	884	9.6%
Investment in occupied rental homes	$389,634	$338,110	$51,524	15.2%
Number of sold rental homes	208	239	(31)	(13.0)%
Weighted average monthly rental rate	$816	$795	$21	2.6%

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

The 15.6% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.7 million was primarily a result of increased repair and refurbishment expenses of $0.3 million, of which approximately $0.1 million was due to increased refurbishment costs related to occupant turnover and $0.2 million was due to increased repair costs on occupied home rentals. In addition, insurance and property and use taxes increased $0.2 million and commissions increased $0.1 million. Each of these expense categories increased primarily due to the additional number of homes in the Rental Program.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2014 and 2013 (in thousands, except for average selling prices and statistical information):

	Three Months Ended September 30,
Financial Information	2014	2013	Change	% Change
New home sales	$2,250	$1,592	$658	41.3%
Pre-owned home sales	11,663	12,553	(890)	(7.1)%
Revenue from home sales	13,913	14,145	(232)	(1.6)%

New home cost of sales	1,910	1,287	623	48.4%
Pre-owned home cost of sales	8,614	8,874	(260)	(2.9)%
Cost of home sales	10,524	10,161	363	3.6%
NOI / Gross profit	$3,389	$3,984	$(595)	(14.9)%

Gross profit – new homes	$340	$305	$35	11.5%
Gross margin % – new homes	15.1%	19.2%	(4.1)%
Average selling price – new homes	$86,482	$83,785	$2,697	3.2%

Gross profit – pre-owned homes	$3,049	$3,679	$(630)	(17.1)%
Gross margin % – pre-owned homes	26.1%	29.3%	(3.2)%
Average selling price – pre-owned homes	$23,435	$26,824	$(3,389)	(12.6)%

Statistical Information
Home sales volume:
New home sales	26	19	7	36.8%
Pre-owned home sales	498	468	30	6.4%
Total homes sold	524	487	37	7.6%

Home Sales NOI/Gross profit remained relatively flat on new home sales and decreased $0.6 million on pre-owned home sales. The decreased profits are primarily due to a decrease in per unit sales prices of pre-owned homes.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,
	2014	2013	Change	% Change
Ancillary revenues, net	$3,565	$932	$2,633	(282.5)%
Interest income	$3,545	$3,442	$103	3.0%
Brokerage commissions and other revenues	$338	$79	$259	327.8%
Real property general and administrative	$6,971	$5,927	$1,044	17.6%
Home sales and rentals general and administrative	$2,313	$2,227	$86	3.9%
Transaction costs	$2,399	$619	$1,780	287.6%
Depreciation and amortization	$29,917	$28,790	$1,127	3.9%
Asset impairment charge	$837	$—	$837	100.0%
Interest expense	$19,427	$18,632	$795	4.3%
Gain on disposition of properties, net	$13,631	$—	$13,631	100.0%
Distributions from affiliates	$400	$700	$(300)	(42.9)%

Ancillary revenues, net increased primarily due to increased vacation rental income of $2.0 million and increased merchandise income, primarily as a result of our newly acquired RV properties.

Real property general and administrative expenses increased primarily due to increased salaries, wages and bonus expenses of $0.4 million, increased deferred compensation expense of $0.2 million due to awards of restricted stock, increased legal expense of $0.1 million, increased travel expense of $0.1 million and increased tax expense of $0.1 million.

Transaction costs increased primarily due to due diligence costs related to the pending Green Courte acquisition announced in July 2014 (see Note 2).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $1.4 million primarily related to our newly acquired properties, $1.2 million related to depreciation on investment property for use in our Rental Program, $0.7 million related to depreciation on homes in our vacation rental program and $0.3 million related to the amortization of in-place leases and promotions, partially offset by a reduction of approximately $2.6 million from the write off of the remaining net book value for assets replaced during the period.

Asset impairment charge of $0.8 million is a result of an impairment loss recorded on a long-lived asset for our MH and RV community in La Feria, Texas during three months ended September 30, 2014. We did not recognize any impairment losses in 2013.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily as a result of a $0.3 million increase in expense associated with our secured borrowing arrangements, a $0.2 million increase in deferred financing cost amortization, a $0.1 million increase in mortgage interest and $0.1 million increase in interest expense on our lines of credit.

Gain on disposition of properties, net of $13.6 million is a result of the sale of six of our MH properties during the three months ended September 30, 2014 (see Note 2). We did not dispose of any properties in 2013.

Distributions from affiliate decreased $0.3 million. We suspended equity accounting 2010 on our affiliate, Origen, as our investment balance is zero. The income recorded is distribution income. The amount of the distribution is determined by Origen on a quarterly basis. See Note 7 to our financial statements.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table summarizes our consolidated financial results for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Real Property NOI	$173,342	$151,230
Rental Program NOI	52,427	43,646
Home Sales NOI/Gross Profit	9,377	10,840
Site rent from Rental Program (included in Real Property NOI)	(40,159)	(34,115)
NOI/Gross profit	194,987	171,601
Adjustments to arrive at net income:
Other revenues	16,343	11,312
General and administrative	(31,109)	(26,559)
Transaction costs	(4,263)	(2,769)
Depreciation and amortization	(88,851)	(80,116)
Asset impairment charge	(837)	—
Interest expense	(56,566)	(57,318)
Gain on disposition of properties, net	14,516	—
Provision for state income taxes	(207)	(186)
Distributions from affiliate	1,200	1,550
Net income	45,213	17,515
Less: Preferred return to A-1 preferred OP units	1,997	1,909
Less: Preferred return to A-3 preferred OP units	136	121
Less: Amounts attributable to noncontrolling interests	3,093	415
Net income attributable to Sun Communities, Inc.	39,987	15,070
Less: Series A preferred stock distributions	4,542	4,542
Net income attributable to Sun Communities, Inc. common stockholders	$35,445	$10,528

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$267,847	$234,969	$32,878	14.0%
Property operating expenses:
Payroll and benefits	22,799	20,512	2,287	11.1%
Legal, taxes & insurance	3,863	3,429	434	12.7%
Utilities	31,293	27,255	4,038	14.8%
Supplies and repair	10,218	8,685	1,533	17.7%
Other	8,240	6,712	1,528	22.8%
Real estate taxes	18,092	17,146	946	5.5%
Property operating expenses	94,505	83,739	10,766	12.9%
Real Property NOI	$173,342	$151,230	$22,112	14.6%

	As of September 30,
Other Information	2014	2013	Change
Number of properties	184	185	(1)
Developed sites	69,677	68,269	1,408
Occupied sites (1) (2)	56,223	54,283	1,940
Occupancy % (1)	92.5%	89.6%	2.9%
Weighted average monthly site rent - MH	$457	$444	$13
Weighted average monthly site rent - RV (3)	$393	$377	$16
Weighted average monthly site rent - Total	$447	$435	$12
Sites available for development	6,323	6,727	(404)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 1,137 sites acquired in 2014 and 1,897 sites acquired in 2013.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 14.6% increase in Real Property NOI consists of $10.4 million from newly acquired properties and $11.7 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The following tables reflect certain financial and other information for our Same Site communities as of and for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
Financial Information (in thousands) (1)	2014	2013	Change	% Change
Income from Real Property	$218,176	$204,588	$13,588	6.6%
Property operating expenses:
Payroll and benefits	16,962	17,551	(589)	(3.4)%
Legal, taxes & insurance	3,478	3,158	320	10.1%
Utilities	12,924	11,923	1,001	8.4%
Supplies and repair	8,483	7,844	639	8.1%
Other	5,973	5,704	269	4.7%
Real estate taxes	16,326	16,106	220	1.4%
Property operating expenses	64,146	62,286	1,860	3.0%
Real Property NOI	$154,030	$142,302	$11,728	8.2%

(1)	Excludes 10 properties that were disposed through September 30, 2014 (refer to Note 2 to our consolidated financial statements).

	As of September 30,
Other Information (1)	2014	2013	Change
Number of properties	163	163	—
Developed sites	61,609	60,729	880
Occupied sites (2)	52,429	50,534	1,895
Occupancy % (2) (3)	92.9%	91.4%	1.5%
Weighted average monthly site rent - MH	$458	$444	$14
Weighted average monthly site rent - RV (4)	$415	$408	$7
Weighted average monthly site rent - Total	$453	$440	$13
Sites available for development	5,902	6,727	(825)

(1)	Excludes 10 properties that were disposed through September 30, 2014 (refer to Note 2 to our consolidated financial statements).

(2)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(3)	Occupancy % excludes recently completed but vacant expansion sites.

(4)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 8.2% growth in NOI is primarily due to increased revenues of $13.6 million partially offset by an increase in expenses of $1.9 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.6% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $12.6 million as a result of the increased number of occupied home sites, the increase to our weighted average rental rate of 3.0% and an increase in transient RV revenue. Additionally, other revenues increased by $0.9 million primarily due to an increase in late fees and non-sufficient funds charge income, month to month fees, cable television royalties, application fees, and other charges and fee revenue.

Property operating expenses increased $1.9 million, or 3.0% compared to 2013. Of that increase, utilities expense increased $1.0 million due to increased gas and electric costs, primarily resulting from extreme temperatures experienced in certain areas of the country during the first part of 2014, and increased water and sewer costs. Supplies and repair expenses increased $0.6 million also primarily due to weather related maintenance and repair costs including snow removal, tree trimming and removal, community water systems repairs, vehicle maintenance and gasoline. Legal, taxes and insurance expenses increased $0.3 million primarily due to increased property and casualty insurance and increased delinquency related legal fees, and real estate taxes increased $0.2 million. Bad debt expense increased $0.1 million and miscellaneous expenses such as software maintenance, licenses and dues and bank service and credit card processing charges increased $0.2 million. These increases were partially offset by a decrease in payroll and benefits of $0.6 million primarily due to an increase in capitalized leasing costs and a decrease in health insurance costs.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2014 and 2013 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$28,964	$23,783	$5,181	21.8%
Site rent from Rental Program (1)	40,159	34,115	6,044	17.7%
Rental Program revenue	69,123	57,898	11,225	19.4%
Expenses
Commissions	1,899	1,804	95	5.3%
Repairs and refurbishment	7,859	6,381	1,478	23.2%
Taxes and insurance	3,935	3,233	702	21.7%
Marketing and other	3,003	2,834	169	6.0%
Rental Program operating and maintenance	16,696	14,252	2,444	17.1%
Rental Program NOI	$52,427	$43,646	$8,781	20.1%

Other Information
Number of occupied rentals, end of period	10,116	9,232	884	9.6%
Investment in occupied rental homes	$389,634	$338,110	$51,524	15.2%
Number of sold rental homes	562	689	(127)	(18.4)%
Weighted average monthly rental rate	$816	$795	$21	2.6%

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

The 20.1% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $2.4 million was primarily a result of increased repair and refurbishment expenses of $1.5 million, of which approximately $0.8 million was due to increased refurbishment costs related to occupant turnover and $0.7 million was due to increased repair costs on occupied home rentals. In addition, insurance and personal property and use taxes increased $0.7 million due to the additional number of homes in the Rental Program, bad debt expense increased $0.4 million and commissions increased $0.1 million due to the increased number of new leases. These increases were partially offset by a decrease in marketing expense of $0.3 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2014 and 2013 (in thousands, except for average selling prices and statistical information):

	Nine Months Ended September 30,
Financial Information	2014	2013	Change	% Change
New home sales	$6,825	$3,918	$2,907	74.2%
Pre-owned home sales	32,024	36,282	(4,258)	(11.7)%
Revenue from homes sales	38,849	40,200	(1,351)	(3.4)%

New home cost of sales	5,785	3,308	2,477	74.9%
Pre-owned home cost of sales	23,687	26,052	(2,365)	(9.1)%
Cost of home sales	29,472	29,360	112	0.4%
NOI / Gross profit	$9,377	$10,840	$(1,463)	(13.5)%

Gross profit – new homes	$1,040	$610	$430	70.5%
Gross margin % – new homes	15.2%	15.6%	(0.4)%
Average selling price – new homes	$85,306	$73,926	$11,380	15.4%

Gross profit – pre-owned homes	$8,337	$10,230	$(1,893)	(18.5)%
Gross margin % – pre-owned homes	26.0%	28.2%	(2.2)%
Average selling price – pre-owned homes	$24,006	$26,291	$(2,285)	(8.7)%

Statistical Information
Home sales volume:
New home sales	80	53	27	50.9%
Pre-owned home sales	1,334	1,380	(46)	(3.3)%
Total homes sold	1,414	1,433	(19)	(1.3)%

Home Sales NOI/Gross profit increased $0.4 million on new home sales and decreased $1.9 million on pre-owned home sales. The decreased profit on pre-owned homes sales are due to the decrease in sales volume and per unit sales prices. The increased profit on new home sales is primarily the result of increased per unit sales prices and increased sales volume.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Ancillary revenues, net	$5,198	$1,376	$3,822	277.8%
Interest income	$10,425	$9,587	$838	8.7%
Brokerage commissions and other revenues	$720	$349	$371	106.3%
Real property general and administrative	$23,177	$19,086	$4,091	21.4%
Home sales and rentals general and administrative	$7,932	$7,473	$459	6.1%
Transaction costs	$4,263	$2,769	$1,494	54.0%
Depreciation and amortization	$88,851	$80,116	$8,735	10.9%
Asset impairment charge	$837	$—	$837	100.0%
Interest expense	$56,566	$57,318	$(752)	(1.3)%
Gain on disposition of properties, net	$14,516	$—	$14,516	N/A
Distributions from affiliates	$1,200	$1,550	$(350)	(22.6)%

Ancillary revenues, net increased primarily due to increased vacation rental income of $2.9 million and increased merchandise income, primarily as a result of our newly acquired RV properties.

Interest income increased primarily due to an increase in interest income from collateralized receivables of $0.9 million, partially offset by a decrease in interest income from installment note receivables of $0.1 million.

Brokerage commissions and other revenues increased primarily due to a $0.2 million gain on the disposition of land and a $0.1 million increase in brokerage commissions.

Real property general and administrative expenses increased primarily due to increased salaries, wages and bonus expenses of $1.8 million, increased deferred compensation expense of $1.2 million due to awards of restricted stock, increased legal expense of $0.4 million and increased other expenses of $0.6 million primarily related to increased consulting fees, directors fees and software support and maintenance expenses.

Transactions costs increased primarily due to due diligence costs related to the pending Green Courte acquisition announced in July 2014 (see Note 2).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $5.4 million primarily related to our newly acquired properties, $4.1 million related to depreciation on investment property for use in our Rental Program, $2.0 million related to depreciation on homes in our vacation rental program and $0.8 million related to the amortization of in-place leases and promotions, partially offset by a reduction of approximately $3.8 million from the write off of the remaining net book value for assets replaced during the period.

Asset impairment charge of $0.8 million is a result of an impairment loss recorded on a long-lived asset for our MH and RV community in La Feria, Texas during nine months ended September 30, 2014. We did not recognize any impairment losses in 2013.

Gain on disposition of properties, net of $14.5 million is a result of the sale of 10 MH properties during the nine months ended September 30, 2014 (see Note 2). We did not dispose of any properties in 2013.

Distributions from affiliate decreased $0.4 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero. The income recorded in 2013 is distribution income. The amount of the distribution is determined by Origen on a quarterly basis. See Note 7 to our financial statements.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Sun Communities, Inc. common stockholders	$22,671	$3,749	$35,445	$10,528
Adjustments:
Preferred return to Series A-1 preferred OP units	—	690	—	1,909
Preferred return to Series A-3 preferred OP units	—	45	—	121
Amounts attributable to noncontrolling interests	1,220	(28)	2,067	415
Depreciation and amortization	30,229	29,242	89,772	80,926
Asset impairment charge	837	—	837	—
Gain on disposition of properties, net	(13,631)	—	(14,516)	—
Gain on disposition of assets	(1,634)	(2,190)	(4,663)	(5,806)
Funds from operations ("FFO")	39,692	31,508	108,942	88,093
Adjustments:
Transaction costs	2,399	619	4,263	2,769
FFO excluding certain items	$42,091	$32,127	$113,205	$90,862

Weighted average common shares outstanding:	41,023	35,499	39,283	33,802
Add:
Common OP units	2,069	2,069	2,069	2,069
Restricted stock	687	629	660	461
Common stock issuable upon conversion of stock options	12	15	16	16
Common stock issuable upon conversion of Series A-1 preferred OP units	—	1,111	—	1,111
Common stock issuable upon conversion of Series A-3 preferred OP units	—	75	—	64
Weighted average common shares outstanding - fully diluted	43,791	39,398	42,028	37,523

FFO per share - fully diluted	$0.91	$0.80	$2.59	$2.36
FFO per share excluding certain items - fully diluted	$0.96	$0.82	$2.69	$2.44

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

During the nine months ended September 30, 2014, we acquired six RV communities with approximately 2,500 sites. We also disposed of 10 MH communities with approximately 3,300 sites. See Note 2 to our financial statements for details on the 2014 acquisitions and dispositions and Note 9 to our financial statements for related debt transactions.

Additionally, during the nine months ended September 30, 2014, we entered into agreements to acquire a portfolio of manufactured home communities from the Green Courte Entities. The portfolio consists of 59 manufactured home communities comprising over 19,000 sites in eleven states, including nearly 11,000 sites located in Florida. Approximately 14,000 sites, or 71%, of the portfolio is included in age-restricted communities. In connection with this transaction, the Company will assume the Green Courte Entities' right to acquire an additional manufactured home community pursuant to a binding purchase agreement.
Total consideration for the acquisition is approximately $1.32 billion, including the assumption of approximately $560 million of debt. We will pay approximately $311 million in cash (increased by the reduction in assumed mortgage debt prior to closing), issue approximately $262 million of common stock and common OP units, and issue $175 million of newly-created Series A-4 Convertible Perpetual Preferred Stock or Convertible Perpetual Preferred Operating Limited Partnership units to the Green Courte Entities. Additionally, an affiliate of the Green Courte Entities has committed to make an investment of not less than approximately $13 million in the Company’s equity. See Note 2 to our financial statements for details on the closing of this acquisition. We intend to fund the cash portion of the consideration for this transaction through available cash and draws on our line of credit facilities.
We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2014, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the nine months ended September 30, 2014, we invested $34.8 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from home sales.  Expenditures for 2014 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net Cash Provided by Operating Activities	$109,259	$94,326
Net Cash Used in Investing Activities	$(248,622)	$(270,309)
Net Cash Provided by Financing Activities	$393,762	$151,430

Operating Activities

Cash and cash equivalents increased by $254.4 million from $4.8 million as of December 31, 2013, to $259.2 million as of September 30, 2014. Net cash provided by operating activities increased by $14.9 million from $94.3 million for the nine months ended September 30, 2013 to $109.3 million for the nine months ended September 30, 2014.

SUN COMMUNITIES, INC.

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

Investing Activities

Net cash used in investing activities was $248.6 million for the nine months ended September 30, 2014, compared to $270.3 million for the nine months ended September 30, 2013. During 2014, proceeds related to the disposition of properties was $59.7 million. We did not dispose of any properties during 2013. Net cash used in investing activities during 2013 includes an investment in a note receivable, which was extinguished in a net cash settlement during the acquisition of the properties upon which the note receivable was attributable to. No such investment was made during the nine months ended September 30, 2014. These items are partially offset by a $50.0 million payment for deposit on the pending Green Courte acquisition (see Note 2) as well as increased cash used for acquisition of properties. Also contributing to the decrease in cash used for investing activities are decreased investment in properties, increased proceeds related to the disposition of assets and depreciable homes, net, and increased repayments of notes and other receivables.

Financing Activities

Net cash provided by financing activities was $393.8 million for the nine months ended September 30, 2014, compared to $151.4 million for the nine months ended September 30, 2013. The increase is primarily related to increased net proceeds received from the issuance of additional shares of common stock and increased proceeds from the issuance of other debt, partially offset by increased net payments on our lines of credit and increased distributions to our stockholders and OP unit holders.

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. As of September 30, 2014, we did not have a balance outstanding under the Facility. As of December 31, 2013, we had approximately $178.1 million outstanding under the Facility. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%.  During 2014, the highest balance on the Facility was $247.3 million.  The borrowings under the Facility mature May 15, 2017, which date can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of credit available to us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At September 30, 2014, we had outstanding letters of credit to back standby letters of credit totaling approximately $3.2 million, leaving approximately $346.8 million available under our secured line of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of September 30, 2014
Maximum Leverage Ratio	<68.5%	35.6%
Minimum Fixed Charge Coverage Ratio	>1.40	2.42
Minimum Tangible Net Worth	>$990,159	$1,671,581
Maximum Dividend Payout Ratio	<95.0%	68.4%

SUN COMMUNITIES, INC.

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
We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At September 30, 2014, we had 70 unencumbered properties with an estimated market value of $744.6 million. Fifty-six of these unencumbered properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A of our 2013 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2014, our net debt plus preferred stock to enterprise value approximated 32.1% (assuming conversion of all common OP units, A-1 preferred OP units and A-3 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 7.4 years and a weighted average interest rate of 5.2%.

Capital expenditures for the nine months ended September 30, 2014 and 2013 included recurring capital expenditures of $7.8 million and $9.9 million, respectively. We are committed to the continued upkeep of our Properties and therefore do not expect a decline in our recurring capital expenditures during 2014.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements included or incorporated by reference into this filing, whether as a result of new information, future events, changes in our expectations or otherwise, except as required by law.

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

We have two interest rate cap agreements with a total notional amount of $162.4 million as of September 30, 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $161.5 million and $217.6 million as of September 30, 2014 and 2013, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $2.4 million and $1.7 million as of September 30, 2014 and 2013, respectively, based on the $316.4 million and $224.7 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2014.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1
Omnibus Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners, LLC, GCP REIT II, GCP REIT III, American Land Lease, Inc., Asset Investors Operating Partnership, L.P., Sun Communities, Inc., Sun Communities Operating Limited Partnership and Sun Home Services, Inc.*
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.2	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.3	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.4	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.5	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.6	Membership Interest Purchase Agreement, dated July 30, 2014, between Asset Investors Operating Partnership, L.P. and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.7	Membership Interest Purchase Agreement, dated July 30, 2014, between GCP REIT III and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.8	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT II*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.9	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT III*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.10	Subscription Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners III, LLC, Sun Communities, Inc. and Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
4.1	Form of Registration Rights Agreement among Sun Communities, Inc. and the holders of Registrable Shares	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
4.2	First Amendment to Rights Agreement, dated July 30, 2014, by and between Sun Communities, Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
10.1	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.2	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.3	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.4	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.5	Sun Communities, Inc. Stock Ownership Guidelines	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014

SUN COMMUNITIES, INC.

10.6	Sun Communities, Inc. Policy Prohibiting Hedging	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.7	Sun Communities, Inc. Executive Compensation “Clawback” Policy	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.8	Form of Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101
The following Sun Communities, Inc. financial information for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).
Filed herewith

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission.
** Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2014	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1
Omnibus Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners, LLC, GCP REIT II, GCP REIT III, American Land Lease, Inc., Asset Investors Operating Partnership, L.P., Sun Communities, Inc., Sun Communities Operating Limited Partnership and Sun Home Services, Inc.*
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.2	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.3	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.4	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.5	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.6	Membership Interest Purchase Agreement, dated July 30, 2014, between Asset Investors Operating Partnership, L.P. and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.7	Membership Interest Purchase Agreement, dated July 30, 2014, between GCP REIT III and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.8	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT II*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.9	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT III*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.10	Subscription Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners III, LLC, Sun Communities, Inc. and Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
4.1	Form of Registration Rights Agreement among Sun Communities, Inc. and the holders of Registrable Shares	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
4.2	First Amendment to Rights Agreement, dated July 30, 2014, by and between Sun Communities, Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
10.1	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014

SUN COMMUNITIES, INC.

10.2	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.3	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.4	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014**	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.5	Sun Communities, Inc. Stock Ownership Guidelines	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.6	Sun Communities, Inc. Policy Prohibiting Hedging	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.7	Sun Communities, Inc. Executive Compensation “Clawback” Policy	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.8	Form of Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101
The following Sun Communities, Inc. financial information for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).
Filed herewith

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission.
** Management contract or compensatory plan or arrangement.