Form 10-K
period 2014-12-31
SUN COMMUNITIES INC
filed 2015-03-02
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No [X]

As of June 30, 2014, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $1,948,452,037.28 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2014). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 18, 2015:  53,465,428

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10−K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2015 annual meeting of stockholders.

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

We own, operate, and develop MH and RV communities throughout the United States. As of December 31, 2014, we owned and operated a portfolio of 217 properties located in 29 states (collectively, the “Properties”), including 183 MH communities, 25 RV communities, and nine Properties containing both MH and RV sites. As of December 31, 2014, the Properties contained an aggregate of 79,554 developed sites comprised of 61,231 developed manufactured home sites, 9,297 annual RV sites (inclusive of both annual and seasonal usage rights), 9,026 transient RV sites, and approximately 7,000 additional manufactured home sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; San Antonio, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; Indianapolis, Indiana; Traverse City, Michigan; Charlotte, North Carolina; Denver, Colorado; Ft. Myers, Florida and Orlando, Florida; and we employed an aggregate of 1,525 full and part time employees as of December 31, 2014.

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

SUN COMMUNITIES, INC.

We do not own all of the Operating Partnership units ("OP units"). As of December 31, 2014, the Operating Partnership had issued and outstanding:

•	51,134,405 common OP units,

•	1,283,819 preferred OP units ("Aspen preferred OP units"),

•	429,097 Series A-1 preferred OP units,

•	40,268 Series A-3 preferred OP units,

•	1,152,766 Series A-4 preferred OP units,

•	3,400,000 7.125% Series A Cumulative Redeemable Preferred OP Units (“7.125% Series A OP units”), and

•	112,400 Series B-3 preferred OP units.

As of December 31, 2014, we held:

•	48,573,063 common OP units, or approximately 95% of the issued and outstanding common OP units,

•	483,317 Series A-4 preferred OP units, or approximately 42% of the issued and outstanding Series A-4 preferred OP units,

•	all of the 7.125% Series A OP units, and

•	no Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units or Series B-3 preferred OP units.

In January 2015, the Operating Partnership issued an additional 6,047,234 Series A-4 preferred OP units, of which 5,847,234 are held by us.

Ranking and Priority

The various classes and series of OP units issued by the Operating Partnership rank as follows with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership:

•	first, the 7.125% Series A OP units;

•	next, the Series A-4 preferred OP units, Aspen preferred OP units and Series A-1 preferred OP units, on parity with each other;

•	next, the Series B-3 preferred OP units;

•	next, the Series A-3 preferred OP units; and

•	finally, the common OP units.

Common OP Units

Subject to certain limitations, the holder of each common OP unit at its option may convert such common OP unit at any time into one share of our common stock. Holders of common OP units are entitled to receive distributions from the Operating Partnership as and when declared by the general partner, provided that all accrued distributions payable on OP units ranking senior to the common OP units have been paid. The holders of common OP units generally receive distributions on the same dates and in amounts equal to the distributions paid to holders of our common stock.

Aspen Preferred OP Units

Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units, or (b) if the market price of our common stock is greater than $68.00 per share, that number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The holders of Aspen preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Aspen preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Each Aspen preferred OP unit is entitled to receive distributions in an amount equal to the product of (x) $27.00, multiplied by (y) an annual rate equal to the 10-year United States Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5% nor more than 9%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units. In addition, we are required to redeem the Aspen preferred OP units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP unit defaults, including our failure to pay distributions on the

SUN COMMUNITIES, INC.

Aspen preferred OP units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP units. We may also redeem Aspen preferred OP units from time to time if we and the holder thereof agree to do so.

Series A-1 Preferred OP Units

Subject to certain limitations, the holder of each Series A-1 preferred OP unit at its option may exchange such Series A-1 preferred OP unit at any time into 2.439 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The holders of Series A-1 preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Series A-1 preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Each Series A-1 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 6.0%. Series A-1 preferred OP units do not have any voting or consent rights requiring the consent or approval of the Operating Partnership's limited partners.

Series A-3 Preferred OP Units

Subject to certain limitations, the holder of each Series A-3 preferred OP unit at its option may exchange such Series A-3 preferred OP unit at any time into 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). The holders of Series A-3 preferred OP units are entitled to receive distributions not less than quarterly. Each Series A-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 4.5%. Series A-3 preferred OP units do not have any voting or consent rights requiring the consent or approval of the Operating Partnership's limited partners.

Series A-4 Preferred OP Units

In connection with the issuance of our 6.50% Series A-4 Cumulative Convertible Preferred Stock (the "Series A-4 Preferred Stock”) in November 2014, the Operating Partnership created the Series A-4 preferred OP units as a new class of OP units. Series A-4 preferred OP units have economic and other rights and preferences substantially similar to those of the Series A-4 Preferred Stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A-4 Preferred Stock. Each Series A-4 preferred OP unit is exchangeable into approximately 0.4444 shares of common stock or common OP units (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events). We hold 6,330,551 Series A-4 preferred OP units that the Operating Partnership issued to us in connection with the acquisition of certain MH communities from Green Courte Real Estate Partners, LLC, Green Courte Real Estate Partners II, LLC, Green Courte Real Estate Partners III, LLC and certain of their affiliated entities. In 2014, we also issued 669,449 Series A-4 preferred OP units to the sellers as consideration for the Green Courte acquisition. In January 2015, we issued 200,000 Series A-4 Preferred OP units in a private placement in connection with the Green Courte acquisition. The rights of the 6,330,551 Series A-4 preferred OP units held by us mirror the economic rights of the Series A-4 preferred OP units issued to the Green Courte entities, but certain voting, consent and other rights do not apply to the Series A-4 preferred OP units held by us.

7.125% Series A OP Units

In connection with the issuance of our 7.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") in November 2012, the Operating Partnership created the 7.125% Series A OP units as a new class of OP units.  All of the outstanding 7.125% Series A OP units are held by us and they have rights, preferences and other terms substantially similar to the Series A Preferred Stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A Preferred Stock. The Operating Partnership issued the 7.125% Series A OP units to us in consideration of our contributing to the Operating Partnership the net proceeds of our November 2012 offering of shares of Series A Preferred Stock.

Series B-3 Preferred OP Units

Series B-3 preferred OP units are not convertible. The holders of Series B-3 preferred OP units generally receive distributions on the same dates as distributions are paid to holders of common OP units. Each Series B-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0%. As of December 31, 2014, there were outstanding 36,700 Series B-3 preferred OP units which were issued on December 1, 2002, 33,450 Series B-3 preferred OP units which were issued on January 1, 2003, and 42,250 Series B-3 preferred OP units which were issued on January 5, 2004. Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP units, (y) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP unit, each holder of Series B-3 preferred OP units may require us to redeem such holder's Series B-3 preferred OP units at the

SUN COMMUNITIES, INC.

redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units we may redeem, at our option, all of the Series B-3 preferred OP units of any holder thereof at the redemption price of $100.00 per unit. Series B-3 preferred OP units do not have any voting or consent rights requiring the consent or approval of the Operating Partnership's limited partners.

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

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands‑on management by dedicated, on‑site district and community managers. We believe that this on‑site focus enables us to continually monitor and address resident concerns, the performance of competitive properties and local market conditions. As of December 31, 2014, we employed 1,525 full and part time employees, of which 1,374 were located on‑site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the manufactured housing industry since 1995, two Senior Vice Presidents of Operations and Sales, six Division Vice Presidents and 23 Regional Vice Presidents. The Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers, regular property inspections and oversight of property operations and sales functions for eight to twelve properties.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer nearly 400 courses for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

HOME SALES AND RENTALS

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases

SUN COMMUNITIES, INC.

homes to prospective tenants. At December 31, 2014, SHS had 10,973 occupied leased homes in its portfolio. Homes for this rental program (the "Rental Program") are purchased at discounted rates from finance companies that hold pre-owned and repossessed homes within our communities. New homes are also purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 34,000 applications during 2014 to live in our Properties, providing a significant "resident boarding" system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

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

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month‑to‑month or year‑to‑year, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly Florida properties, are tied to consumer price index or other indices as it relates to rent increase. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non‑payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2014, on average 2.5% of the homes in our communities have been removed by their owners and 4.9% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 13 years, while the average home, which gives rise to the rental stream, remains in our communities for approximately 40 years.

Please see the risk factors at Item 1A, and financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended (the "Securities Act"), and the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include:

•	changes in general economic conditions, the real estate industry and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Michigan, Florida, Indiana, and Texas. As of December 31, 2014, 70 of our 217 Properties, representing approximately 31% of developed sites, are located in Michigan; 29 Properties, representing approximately 17% of developed sites, are located in Florida; 17 Properties, representing approximately 8% of developed sites, are located in Indiana; and 18 Properties, representing approximately 8% of developed sites, are located in Texas. As a result of the geographic concentration of our Properties in Michigan, Florida, Indiana, and Texas, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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
The intended benefits of the Green Courte acquisition may not be realized.
Our recent acquisition of 59 Properties from Green Courte poses risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the acquired Properties;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the acquired Properties may not perform as well as anticipated; and

•	that unforeseen difficulties may arise in integrating the acquired Properties into our portfolio.
As a result of the foregoing, we cannot assure you that the Green Courte acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the acquired Properties, the market prices of our common stock and preferred stock could decline to the extent that the market price reflects those benefits.

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

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

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

SUN COMMUNITIES, INC.

REAL ESTATE RISKS, CONTINUED

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

We have a significant amount of debt. As of December 31, 2014, we had approximately $1.8 billion of total debt outstanding, consisting of approximately $1.7 billion in debt that is collateralized by mortgage liens on 147 of the Properties, $123.7 million that is secured by collateralized receivables, and $45.9 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

We are subject to the risks normally associated with debt financing, including the following risks:

SUN COMMUNITIES, INC.

FINANCING AND INVESTMENT RISKS, CONTINUED

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

SUN COMMUNITIES, INC.

TAX RISKS, CONTINUED

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

The maximum federal tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this rule does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock and preferred stock.

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

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-ownership-change net operating loss carryforwards to offset its post-ownership-change income may be limited. We may experience ownership changes

BUSINESS RISKS

in the future. If an ownership change were to occur, we would be limited in the portion of net operating loss carryforwards that we could use in the future to offset taxable income for U.S. federal income tax purposes.

Some of our directors and officers may have conflicts of interest with respect to certain related party transactions and other business interests.

Ownership of Origen. We own 5,000,000 shares of Origen Financial, Inc. (“Origen”) common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse’s Marital Trust, Gary A. Shiffman (our Chief Executive Officer), and members of Mr. Shiffman’s family) owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen, and one of our directors, Arthur A. Weiss, is a trustee of the Milton M. Shiffman Spouse’s Marital Trust. Ronald A. Klein, one of our directors, is the Chief Executive Officer and a director of Origen. Mr. Klein, Mr. Weiss and Brian M. Hermelin, another of our directors, beneficially own approximately 570,000, 10,000, and 200,000 shares of Origen common stock,

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

respectively. Accordingly, in all transactions involving Origen, Mr. Shiffman, Mr. Weiss, Mr. Hermelin or Mr. Klein may have a conflict of interest with respect to their respective obligations as our officer and/or director.

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Arthur A. Weiss and Ronald A. Klein owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 62,900 rentable square feet. The term of the lease is until October 31, 2026, and the base rent through October 31, 2015 is $16.45 per square foot (gross). From November 1, 2015 to October 31, 2016, the base rent will be $16.95 per square foot (gross) and from November 1, 2016 to October 31, 2017, the base rent will be $17.45 per square foot (gross). We also have a temporary lease for approximately 10,500 rentable square feet with base rent equal to $12.71 per square foot (gross). This temporary lease is currently operating on a month to month basis. Each of Mr. Shiffman, Mr. Weiss and Mr. Klein may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2014, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $7.5 million, $3.2 million and $3.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

We rely on key management.

We are dependent on the efforts of our executive officers, Gary A. Shiffman, John B. McLaren, Karen J. Dearing and Jonathan M. Colman. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on the Executive Officers.

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
In November 2012, we amended our charter to designate 3,450,000 shares of preferred stock as 7.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and issued 3,400,000 of such shares of stock. In November 2014, we amended our charter to designate 6,330,551 shares of preferred stock as 6.50% Series A-4 Cumulative Convertible Preferred Stock, $0.01 par value per share, and in November 2014 and January 2015 we issued in the aggregate 6,330,551 of such shares of stock. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED
Upon the occurrence of certain change of control events, the result of which is that shares of our common stock and the common securities of the acquiring or surviving entity (or ADRs representing such securities) are not listed on the New York Stock Exchange (“NYSE”), the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of shares of Series A Preferred Stock will have the right, subject to certain limitations, to convert some or all of their shares of Series A Preferred Stock into shares of our common stock (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem the shares of Series A Preferred Stock. Upon such a conversion, the holders of shares of Series A Preferred Stock will be limited to a maximum number of shares of our common stock. If our common stock price, as determined in accordance with our charter for these purposes, is less than $20.97, subject to adjustment, the holders will receive a maximum of 1.1925 shares of our common stock per shares of Series A Preferred Stock, which may result in a holder receiving value that is less than the liquidation preference of the Series A Preferred Stock. Subject to certain limitations, upon written notice to us, each holder of shares of Series A-4 Preferred Stock at its option may convert each share of Series A-4 Preferred Stock held by it for that number of shares of our common stock equal to the quotient obtained by dividing $25.00 by the then-applicable conversion price. The initial conversion price is $56.25, so initially each share of Series A-4 Preferred Stock is convertible into approximately 0.4444 shares of common stock. At our option, instead of issuing the shares of common stock to the converting holder of Series A-4 Preferred Stock as described above, we may make a cash payment to the converting holder with respect to each share of Series A-4 Preferred Stock the holder desires to convert equal to the fair market value of one share of our common stock. If, at any time after November 26, 2019, the volume weighted average of the daily volume weighted average price of a share of our common stock on the NYSE equals or exceeds 115.5% of the then prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, then, within 10 days thereafter, upon written notice to the holders thereof, we may convert each outstanding share of Series A-4 Preferred Stock into that number of shares of common stock equal to the quotient obtained by dividing $25.00 by the then prevailing conversion price.
These features of the Series A Preferred Stock and Series A-4 Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for Sun or of delaying, deferring or preventing a change of control of Sun under circumstances that otherwise could provide the holders of our common stock and preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

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

The sale or issuance of substantial amounts of our common stock or preferred stock, whether directly by us or in the secondary market, the perception that such sales could occur or the availability of future issuances of shares of our common stock, preferred stock, OP Units or other securities convertible into or exchangeable or exercisable for our common stock or preferred stock, could materially and adversely affect the market price of our common stock or preferred stock and our ability to raise capital through future offerings of equity or equity-related securities. In addition, we may issue capital stock that is senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity or for other reasons.

Based on the applicable conversion ratios then in effect, as of February 18, 2015, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 4.6 million shares of our common stock in exchange for their OP Units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 18, 2015, options to purchase 29,500 shares of our common stock were outstanding under our equity incentive plans. We currently have the authority to issue restricted stock awards or options to purchase up to an additional 299,398 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an “at-the-market” Sales Agreement in May 2012 to issue and sell shares of common stock. As of February 18, 2015, our Board of Directors had authorized us to sell approximately an additional $43.7 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED
The issuance of the securities issued on January 6, 2015 in connection with the Green Courte acquisition is expected to be dilutive, which may adversely affect the market price of our common stock or preferred stock.
We expect that the issuance on January 6, 2015 of 4,527,073 shares of common stock, 5,847,234 shares of Series A-4 Preferred Stock and 200,000 Series A-4 preferred OP units in connection with the Green Courte acquisition and a related private placement will have a dilutive effect on our earnings per share and funds from operations per share for the year ending December 31, 2015. The actual amount of dilution cannot be determined at this time and will be based on numerous factors.

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

Our ability to make distributions on our common stock and preferred stock, and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or preferred stock, to pay our indebtedness or to fund our other liquidity needs.

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
Our ability to pay distributions on our common stock and preferred stock is limited by the laws of Maryland. Under Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus, unless the corporation's charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution, provided, however, that a Maryland corporation may make a distribution from: (i) its net earnings for the fiscal year in which the distribution is made; (ii) its net earnings for the preceding fiscal year; or (iii) the sum of its net earnings for its preceding eight fiscal quarters even if, after such distribution, the corporation's total assets would be less than its total liabilities. Accordingly, we generally may not make a distribution on our common stock or preferred stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED
course of business or, unless paid from one of the permitted sources of net earnings as described above, our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series of stock provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of stock then outstanding, if any, with preferential rights upon dissolution senior to those of our common stock or currently outstanding preferred stock.
We may not be able to pay distributions upon events of default under our financing documents.

Some of our financing documents contain restrictions on distributions upon the occurrence of events of default thereunder. If such an event of default occurs, such as our failure to pay principal at maturity or interest when due for a specified period of time, we would be prohibited from making payments on our common stock and preferred stock.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on our stockholders' investment.

The stock markets, including the NYSE on which we list our common stock and Series A Preferred Stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuances of other equity securities in the future, including new series or classes of preferred stock;

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;

•	changes in our distribution policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in market valuations of similar companies;

•	increases in market interest rates that lend purchases of our common stock and preferred stock to demand a higher dividend yield;

•
adverse market reaction to the amount of our debt outstanding at any time, the amount of our debt maturing in the near- and medium-term and our ability to refinance our debt, or our plans to incur additional debt in the future;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	equity issuances by us, or share resales by our stockholders or the perception that such issuances or resales may occur;

•	actions by institutional stockholders; and

•	general market and economic conditions.

SUN COMMUNITIES, INC.

BUSINESS RISKS, CONTINUED

Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock or preferred stock to decline significantly, regardless of our financial condition, results of operations and prospects. It is impossible to provide any assurance that the market price of our common stock or preferred stock will not fall in the future, and it may be difficult for holders to resell shares of our common stock or preferred stock at prices they find attractive, or at all. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.
Our Series A Preferred Stock and Series A-4 Preferred Stock has not been rated.
We have not sought to obtain a rating for our Series A Preferred Stock or Series A-4 Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock or Series A-4 Preferred Stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock or Series A-4 Preferred Stock, which could adversely affect the market price of such preferred stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock or Series A-4 Preferred Stock.

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

SUN COMMUNITIES, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2014, the Properties consisted of 183 MH communities, 25 RV communities, and 9 properties containing both MH and RV sites located in 29 states. As of December 31, 2014, the Properties contained an aggregate of 79,554 developed sites comprised of 61,231 developed manufactured home sites, 9,297 annual RV sites (inclusive of both annual and seasonal usage rights), 9,026 transient RV sites, and approximately 7,000 additional manufactured home sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 217 Properties, 93 have more than 300 developed manufactured home sites; with the largest having 1,080 developed manufactured home sites. See "Real Estate and Accumulated Depreciation, Schedule III" for detail on Properties that are encumbered.

As of December 31, 2014, the Properties had an occupancy rate of 92.6% excluding transient RV sites. Since January 1, 2014, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.6% and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 5.0%. The average renewal rate for residents in our Rental Program was 59.4% for the year ended December 31, 2014.

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

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the midwestern, southern, northeastern and southeastern United States. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following tables set forth certain information relating to the properties owned as of December 31, 2014. The occupancy percentage includes MH sites and annual RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14	Occupancy as of 12/31/13	Occupancy as of 12/31/12
MIDWEST
Michigan
Academy/West Pointe (1)	MH	Canton	MI	441	—	96%	92%	93%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	96%	89%	80%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	99%	98%	91%
Apple Carr Village	MH	Muskegon	MI	529	—	87%	83%	76%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	99%	97%	97%
Brookside Village	MH	Kentwood	MI	196	—	99%	100%	97%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	99%	94%	89%
Camelot Villa	MH	Macomb	MI	712	—	86%	79%	N/A
Candlewick Court	MH	Owosso	MI	211	—	64%	66%	70%
Cider Mill Crossings	MH	Fenton	MI	262	—	91%	72%	51%
Cider Mill Village	MH	Middleville	MI	258	—	89%	83%	77%
College Park Estates	MH	Canton	MI	230	—	85%	84%	77%
Continental North	MH	Davison	MI	474	—	56%	54%	51%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	98%	95%	90%
Country Hills Village	MH	Hudsonville	MI	239	—	100%	98%	93%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	97%	97%	95%
Country Meadows Village	MH	Caledonia	MI	307	—	100%	95%	88%
Creekwood Meadows	MH	Burton	MI	336	—	79%	76%	73%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14		Occupancy as of 12/31/13		Occupancy as of 12/31/12
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	95%		95%		96%
Dutton Mill Village	MH	Caledonia	MI	307	—	99%		98%		98%
East Village Estates	MH	Washington Twp.	MI	708	—	99%		99%		93%
Egelcraft	MH	Muskegon	MI	458	—	95%		N/A		N/A
Fisherman’s Cove	MH	Flint	MI	162	—	96%		94%		91%
Frenchtown Villa/Elizabeth Woods(1)	MH	Newport	MI	1,061	—	73%		N/A		N/A
Grand Mobile Estates	MH	Grand Rapids	MI	230	—	84%		76%		72%
Hamlin	MH	Webberville	MI	209	—	91%	(3)	87%	(3)	83%	(3)
Hickory Hills Village	MH	Battle Creek	MI	283	—	98%		98%		94%
Hidden Ridge RV Resort	RV	Hopkins	MI	116	160	100%	(5)	100%	(5)	N/A
Holiday West Village	MH	Holland	MI	341	—	99%		99%		99%
Holly Village/Hawaiian Gardens (1)	MH	Holly	MI	425	—	93%		96%		96%
Hunters Crossing	MH	Capac	MI	114	—	97%		90%		89%
Hunters Glen	MH	Wayland	MI	280	—	87%	(2)	79%	(2)	69%	(2)
Kensington Meadows	MH	Lansing	MI	290	—	97%		98%		96%
Kings Court Mobile Village	MH	Traverse City	MI	639	—	100%		99%		100%
Knollwood Estates	MH	Allendale	MI	161	—	96%		94%		89%
Lafayette Place	MH	Warren	MI	254	—	74%		71%		68%
Lakeview	MH	Ypsilanti	MI	392	—	97%		97%		98%
Leisure Village	MH	Belmont	MI	238	—	100%		100%		100%
Lincoln Estates	MH	Holland	MI	191	—	97%		98%		93%
Meadow Lake Estates	MH	White Lake	MI	425	—	98%		95%		92%
Meadowbrook Estates	MH	Monroe	MI	453	—	93%		94%		92%
Northville Crossings	MH	Northville	MI	756	—	100%		91%		82%
Oak Island Village	MH	East Lansing	MI	250	—	99%		97%		95%
Pinebrook Village	MH	Grand Rapids	MI	185	—	99%		92%		93%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	98%		97%		95%
Richmond Place	MH	Richmond	MI	117	—	80%		86%		83%
River Haven Village	MH	Grand Haven	MI	721	—	67%		64%		60%
Rudgate Clinton	MH	Clinton Township	MI	667	—	97%		96%		90%
Rudgate Manor	MH	Sterling Heights	MI	931	—	99%		96%		89%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	99%		98%		95%
Sheffield Estates	MH	Auburn Hills	MI	228	—	96%		92%		96%
Sherman Oaks	MH	Jackson	MI	366	—	73%		73%		72%
Silver Springs	MH	Clinton Township	MI	546	—	99%		96%		89%
Southwood Village	MH	Grand Rapids	MI	394	—	99%		99%		97%
St. Clair Place	MH	St. Clair	MI	100	—	75%		74%		75%
Sunset Ridge	MH	Portland Township	MI	190	—	98%		95%		95%
Sycamore Village	MH	Mason	MI	396	—	99%		99%		91%
Tamarac Village	MH	Ludington	MI	298	—	99%		99%		98%
Tamarac Village	RV	Ludington	MI	103	14	100%	(5)	100%	(5)	100%	(5)
Timberline Estates	MH	Grand Rapids	MI	296	—	98%		94%		87%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14		Occupancy as of 12/31/13		Occupancy as of 12/31/12
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99%		100%		99%
Village Trails	MH	Howard City	MI	100	—	97%		94%		97%
Warren Dunes Village	MH	Bridgman	MI	188	—	99%		95%		91%
Waverly Shores Village	MH	Holland	MI	326	—	100%		100%		100%
West Village Estates	MH	Romulus	MI	628	—	99%		100%		93%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	96%		96%		98%
Windham Hills Estates	MH	Jackson	MI	402	—	93%		85%	(3)	78%	(3)
Windsor Woods Village	MH	Wayland	MI	314	—	96%		90%		83%
Woodhaven Place	MH	Woodhaven	MI	220	—	91%		96%		97%
Michigan Total				24,549	174	92%		88%		85%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	74%		71%		65%
Carrington Pointe	MH	Ft. Wayne	IN	320	—	87%	(3)	82%	(3)	80%	(3)
Clear Water Mobile Village	MH	South Bend	IN	227	—	92%		92%		82%
Cobus Green Mobile Home Park	MH	Elkhart	IN	386	—	90%		78%		66%
Deerfield Run	MH	Anderson	IN	175	—	78%	(3)	73%	(3)	62%	(3)
Four Seasons	MH	Elkhart	IN	218	—	95%		92%		86%
Holiday Mobile Home Village	MH	Elkhart	IN	326	—	75%		74%		71%
Lake Rudolph RV Campground & RV Resort	RV	Santa Claus	IN	—	501	N/A	(5)	N/A		N/A
Liberty Farms	MH	Valparaiso	IN	220	—	98%		98%		99%
Maplewood	MH	Lawrence	IN	207	—	62%		66%		67%
Meadows	MH	Nappanee	IN	330	—	46%		47%		51%
Pebble Creek (4)	MH	Greenwood	IN	257	—	98%		93%		98%
Pine Hills	MH	Middlebury	IN	129	—	91%		90%		87%
Roxbury Park	MH	Goshen	IN	398	—	98%		99%		88%
Valley Brook (7)	MH	Indianapolis	IN	798	—	50%		52%		53%
West Glen Village	MH	Indianapolis	IN	552	—	82%		80%		76%
Woods Edge Mobile Village	MH	West Lafayette	IN	598	—	53%	(3)	53%	(3)	52%	(3)
Indiana Total				5,711	501	75%		71%		68%

Ohio
Apple Creek Manufactured Home Community and Self Storage	MH	Amelia	OH	176	—	93%		93%		95%
Catalina	MH	Middletown	OH	462	—	60%		59%		59%
East Fork (4)	MH	Batavia	OH	350	—	74%	(3)	90%		99%
Indian Creek RV & Camping Resort	RV	Geneva on the Lake	OH	332	301	100%	(5)	100%	(5)	N/A
Oakwood Village	MH	Miamisburg	OH	511	—	97%		98%		96%
Orchard Lake	MH	Milford	OH	147	—	96%		99%		98%
Westbrook Senior Village	MH	Toledo	OH	112	—	96%		96%		99%
Westbrook Village	MH	Toledo	OH	344	—	94%		94%		96%
Willowbrook Place	MH	Toledo	OH	266	—	95%		94%		87%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14		Occupancy as of 12/31/13		Occupancy as of 12/31/12
Woodside Terrace	MH	Holland	OH	439	—	91%		87%		83%
Worthington Arms	MH	Lewis Center	OH	224	—	98%		95%		96%
Ohio Total				3,363	301	88%		89%		88%

SOUTH
Texas
Blazing Star	RV	San Antonio	TX	86	176	100%	(5)	100%	(5)	N/A
Boulder Ridge	MH	Pflugerville	TX	526	—	99%		99%		98%
Branch Creek Estates	MH	Austin	TX	392	—	100%		100%		100%
Casa del Valle	MH	Alamo	TX	130	—	97%		98%		100%
Casa del Valle	RV	Alamo	TX	145	106	100%	(5)	100%	(5)	100%	(5)
Chisholm Point Estates	MH	Pflugerville	TX	417	—	98%		99%		99%
Comal Farms (4)	MH	New Braunfels	TX	355	—	98%		99%		97%
Kenwood RV and Mobile Home Plaza	MH	LaFeria	TX	41	—	95%		95%		100%
Kenwood RV and Mobile Home Plaza	RV	LaFeria	TX	44	195	100%	(5)	100%	(5)	100%	(5)
Oak Crest	MH	Austin	TX	433	—	98%		100%		99%
Pecan Branch	MH	Georgetown	TX	69	—	96%		94%		93%
Pine Trace	MH	Houston	TX	619	—	83%	(3)	99%		99%
River Ranch (4)	MH	Austin	TX	541	—	99%		73%	(2)	79%	(2)
River Ridge	MH	Austin	TX	515	—	99%		100%		97%
Saddlebrook	MH	Austin	TX	260	—	98%		99%		97%
Snow to Sun	MH	Weslaco	TX	184	—	96%		98%		99%
Snow to Sun	RV	Weslaco	TX	128	163	100%	(5)	100%	(5)	100%	(5)
Stonebridge (4)	MH	San Antonio	TX	335	—	99%		98%		99%
Summit Ridge (4)	MH	Converse	TX	370	—	98%		91%		67%
Sunset Ridge (4)	MH	Kyle	TX	171	—	100%		100%		99%
Woodlake Trails (4)	MH	San Antonio	TX	227	—	98%		98%		70%	(3)
Texas Total				5,988	640	97%		96%		94%

SOUTHEAST
Florida
Arbor Terrace RV Park	RV	Bradenton	FL	141	220	100%	(5)	100%	(5)	100%	(5)
Ariana Village Mobile Home Park	MH	Lakeland	FL	207	—	95%		94%		92%
Blueberry Hill	RV	Bushnell	FL	152	253	100%	(5)	100%	(5)	100%	(5)
Buttonwood Bay	MH	Sebring	FL	407	—	100%		100%		100%
Buttonwood Bay	RV	Sebring	FL	364	168	100%	(5)	100%	(5)	100%	(5)
Carriage Cove	MH	Sanford	FL	464	—	95%		N/A		N/A
Club Naples	RV	Naples	FL	158	147	100%	(5)	100%	(5)	100%	(5)
Gold Coaster	MH	Homestead	FL	471	74	100%	(5)	98%	(5)	99%	(5)
Grand Lakes	RV	Citra	FL	154	249	100%	(5)	100%	(5)	100%	(5)
Groves RV Resort	RV	Ft. Myers	FL	177	96	100%	(5)	100%	(5)	100%	(5)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14		Occupancy as of 12/31/13		Occupancy as of 12/31/12
Holly Forest Estates	MH	Holly Hill	FL	402	—	99%		99%		99%
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100%		100%		100%
Indian Creek Park	RV	Ft. Myers Beach	FL	957	121	100%	(5)	100%	(5)	100%	(5)
Island Lakes	MH	Merritt Island	FL	301	—	100%		100%		100%
Kings Lake	MH	Debary	FL	245	—	100%		100%		99%
Lake Juliana Landings	MH	Auburndale	FL	274	—	97%		97%		98%
Lake San Marino RV Park	RV	Naples	FL	206	201	100%	(5)	100%	(5)	100%	(5)
Lakeshore Landings	MH	Orlando	FL	306	—	95%		N/A		N/A
Meadowbrook Village	MH	Tampa	FL	257	—	100%		100%		100%
Naples RV Resort	RV	Naples	FL	71	94	100%	(5)	100%	(5)	100%	(5)
North Lake	RV	Moore Haven	FL	190	82	100%	(5)	100%	(5)	100%	(5)
Orange City RV Resort	MH	Orange City	FL	4	—	100%		100%		100%
Orange City RV Resort	RV	Orange City	FL	242	279	100%	(5)	100%	(5)	100%	(5)
Orange Tree Village	MH	Orange City	FL	246	—	100%		100%		99%
Rainbow RV Resort	MH	Frostproof	FL	37	—	100%		100%		100%
Rainbow RV Resort	RV	Frostproof	FL	296	166	100%	(5)	100%	(5)	100%	(5)
Royal Country	MH	Miami	FL	864	—	100%		100%		100%
Saddle Oak Club	MH	Ocala	FL	376	—	100%		99%		99%
Siesta Bay RV Park	RV	Ft. Myers Beach	FL	714	83	100%	(5)	100%	(5)	100%	(5)
Silver Star Mobile Village	MH	Orlando	FL	406	—	99%		99%		98%
Tampa East	MH	Dover	FL	31	—	100%		100%		100%
Tampa East	RV	Dover	FL	217	452	100%	(5)	100%	(5)	100%	(5)
Three Lakes	RV	Hudson	FL	178	130	100%	(5)	100%	(5)	100%	(5)
Water Oak Country Club Estates	MH	Lady Lake	FL	1,080	—	100%		99%		99%
Florida Total				10,948	2,815	99%		99%		99%

SOUTHWEST
Arizona
Blue Star	MH	Apache Junction	AZ	8	—	100%		N/A		N/A
Blue Star	RV	Apache Junction	AZ	—	143	N/A	(5)	N/A		N/A
Brentwood West	MH	Mesa	AZ	350	—	95%		N/A		N/A
Desert Harbor	MH	Apache Junction	AZ	205	—	100%		N/A		N/A
Fiesta Village	MH	Mesa	AZ	172	—	74%		N/A		N/A
La Casa Blanca	MH	Apache Junction	AZ	198	—	99%		N/A		N/A
Lost Dutchman	MH	Apache Junction	AZ	179	—	82%		N/A		N/A
Lost Dutchman	RV	Apache Junction	AZ	—	45	N/A	(5)	N/A		N/A
Mountain View	MH	Mesa	AZ	170	—	99%		N/A		N/A
Palm Creek Golf & RV Resort	MH	Casa Grande	AZ	281	—	58%		94%		97%
Palm Creek Golf & RV Resort	RV	Casa Grande	AZ	848	892	100%	(5)	100%	(5)	100%	(5)
Rancho Mirage	MH	Apache Junction	AZ	312	—	98%		N/A		N/A
Reserve at Fox Creek	MH	Bullhead City	AZ	313	—	89%		N/A		N/A
Sun Valley	MH	Apache Junction	AZ	268	—	88%		N/A		N/A
Arizona Total				3,304	1,080	91%		99%		99%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14		Occupancy as of 12/31/13		Occupancy as of 12/31/12
Colorado
Cave Creek	MH	Evans	CO	447	—	77%	(3)	98%		99%
Eagle Crest	MH	Firestone	CO	441	—	100%		99%		99%
The Grove at Alta Ridge	MH	Denver	CO	409	—	99%		N/A		N/A
North Point Estates	MH	Pueblo	CO	108	—	100%		95%		84%	(2)
Skyline	MH	Fort Collins	CO	172	—	98%		N/A		N/A
Swan Meadow Village	MH	Dillon	CO	175	—	99%		N/A		N/A
Timber Ridge	MH	Ft. Collins	CO	585	—	100%		100%		100%
Colorado Total				2,337	—	95%		99%		84%

OTHER
Autumn Ridge	MH	Ankeny	IA	413	—	99%		99%		99%
Bell Crossing	MH	Clarksville	TN	237	—	99%		90%	(3)	79%	(3)
Big Timber Lake RV Resort	RV	Cape May	NJ	269	259	100%	(5)	100%	(5)	N/A
Candlelight Village	MH	Chicago Heights	IL	309	—	97%		97%		97%
Castaways RV Resort & Campground	RV	Berlin	MD	9	384	100%	(5)	N/A		N/A
Colonial Village	MH	Allegany	NY	153	—	88%		N/A		N/A
Countryside Atlanta	MH	Lawrenceville	GA	271	—	100%	(6)	100%	(6)	100%	(6)
Countryside Estates	MH	Mckean	PA	304	—	94%		N/A		N/A
Countryside Gwinnett	MH	Buford	GA	331	—	99%		99%		98%
Countryside Lake Lanier	MH	Buford	GA	548	—	99%		92%		86%
Countryside Village	MH	Great Falls	MT	226	—	98%		N/A		N/A
Creekside (4)	MH	Reidsville	NC	45	—	62%	(2)	64%	(2)	62%	(2)
Driftwood Camping Resort	RV	Clermont	NJ	596	106	100%	(5)	N/A		N/A
Edwardsville	MH	Edwardsville	KS	634	—	77%		74%		70%
Forest Meadows	MH	Philomath	OR	75	—	100%		100%		100%
Glen Laurel (4)	MH	Concord	NC	260	—	99%		88%	(2)	77%	(2)
Gwynn's Island RV Resort & Campground	RV	Gwynn	VA	96	20	100%	(5)	100%	(5)	N/A
High Pointe	MH	Frederica	DE	409	—	98%		96%		96%
Jellystone Park(TM) of Western New York	RV	North Java	NY	59	216	100%	(5)	N/A		N/A
Jellystone Park(TM) at Birchwood Acres	RV	Woodridge	NY	5	297	100%	(5)	100%	(5)	N/A
Lake In Wood	RV	Narvon	PA	265	156	100%	(5)	100%	(5)	N/A
Lake Laurie RV & Camping Resort	RV	Cape May	NJ	311	408	100%	(5)	100%	(5)	N/A
Maple Brook	MH	Matteson	IL	441	—	100%		N/A		N/A
Maplewood Manor	MH	Brunswick	ME	296	—	93%		N/A		N/A
Meadowbrook (4)	MH	Charlotte	NC	321	—	82%	(3)	59%	(3)	99%
Merrymeeting	MH	Brunswick	ME	43	—	72%		N/A		N/A
New Point RV Resort	RV	New Point	VA	173	150	100%	(5)	100%	(5)	N/A
Oak Creek	MH	Coarsegold	CA	198	—	97%		N/A		N/A
Oak Ridge	MH	Manteno	IL	426	—	86%		N/A		N/A
Parkside Village	MH	Cheektowaga	NY	156	—	100%		N/A		N/A

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/14	Transient RV Sites as of 12/31/14	Occupancy as of 12/31/14		Occupancy as of 12/31/13		Occupancy as of 12/31/12
Peter's Pond RV Resort	RV	Sandwich	MA	297	106	100%	(5)	100%	(5)	N/A
Pheasant Ridge	MH	Lancaster	PA	553	—	100%		100%		100%
Pin Oak Parc	MH	O’Fallon	MO	502	—	90%		86%		83%
Pine Ridge	MH	Petersburg	VA	245	—	97%		98%		97%
Saco/Old Orchard Beach KOA	RV	Saco	ME	—	127	N/A	(5)	N/A		N/A
Sea Air Village	MH	Rehoboth Beach	DE	372	—	99%		99%		100%
Sea Air Village	RV	Rehoboth Beach	DE	123	12	100%	(5)	100%	(5)	100%	(5)
Seaport RV Resort	RV	Mystic	CT	25	116	100%	(5)	100%	(5)	N/A
Seashore Campsites RV Park and Campground	RV	Cape May	NJ	432	246	100%	(5)	N/A		N/A
Sky Harbor	MH	Cheektowaga	NY	522	—	90%		N/A		N/A
Southfork	MH	Belton	MO	474	—	64%		62%		61%
Southern Hills/Northridge Place	MH	Stewartville	MN	405	—	85%		N/A		N/A
Sun Villa Estates	MH	Reno	NV	324	—	99%		97%		98%
Thunderhill Estates	MH	Sturgeon Bay	WI	226	—	87%		N/A		N/A
Town & Country Village	MH	Lisbon	ME	144	—	81%		N/A		N/A
Valley View Estates	MH	Allegany	NY	197	—	86%		N/A		N/A
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100%		N/A		N/A
Vines RV Resort	RV	Paso Robles	CA	—	130	N/A		N/A		N/A
Wagon Wheel RV Resort & Campground	RV	Old Orchard Beach	ME	181	100	100%	(5)	100%	(5)	N/A
Westward Ho RV Resort & Campground	RV	Glenbeulah	WI	205	118	100%	(5)	100%	(5)	N/A
Wild Acres RV Resort & Campground	RV	Orchard Beach	ME	232	398	100%	(5)	100%	(5)	N/A
Wildwood Community	MH	Sandwich	IL	476	—	98%		N/A		N/A
Wine Country RV Resort	RV	Paso Robles	CA	—	166	N/A		N/A		N/A
Woodland Park Estates	MH	Eugene	OR	398	—	100%		100%		100%
Other Total				14,328	3,515	94%		91%		91%

TOTAL / AVERAGE				70,528	9,026	93%		90%		87%
(1) Properties have two licenses but operate as one community.

(2) Occupancy in these Properties reflects the fact that these communities are ground-up developments and have not reached full occupancy.

(3) Occupancy in these Properties reflects the fact that these communities are in a lease-up phase following an expansion.

(4) This Property is owned by an affiliate of SunChamp LLC, a joint venture that owns 11 of our consolidated manufactured home communities, in which we own approximately an 82.6% equity interest as of December 31, 2014.

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

(7) Property was sold on January 14, 2015.

SUN COMMUNITIES, INC.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The persons listed below are our executive officers.

Name	Age	Office
Gary A. Shiffman	60	Chairman and Chief Executive Officer
John B. McLaren	44	President and Chief Operating Officer
Karen J. Dearing	50	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	59	Executive Vice President

Gary A. Shiffman is our Chairman and Chief Executive Officer and has been an executive officer since our inception. He is a member of the Executive Committee of our Board of Directors. He has been actively involved in the management, acquisition, construction and development of MH communities and has developed an extensive network of industry relationships over the past thirty years. He has overseen the acquisition, rezoning, development and marketing of numerous manufactured home expansion projects, as well as other types of income producing real estate. Additionally, Mr. Shiffman has significant direct holdings in various real estate asset classes, which include office, multi-family, industrial, residential and retail. Mr. Shiffman is an executive officer and a director of SHS and all of our other corporate subsidiaries. Mr. Shiffman is also a director of Origen.

John B. McLaren has been in the manufactured housing industry since 1995. He has served as our President since February 2014 and as our Chief Operating Officer since February 2008. From February 2008 to February 2014, he served as an Executive Vice President of the Company. From August 2005 to February 2008, he was Senior Vice President of SHS with overall responsibility for home sales and leasing. Prior to that, Mr. McLaren was a Regional Vice President for Apartment Investment & Management Company (“AIMCO”), a Real Estate Investment Trust engaged in leasing apartments. Prior to AIMCO, Mr. McLaren spent approximately three years as Vice President of Leasing & Service for SHS with responsibility for developing and leading our Rental Program.

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

Jonathan M. Colman joined us in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995 and an Executive Vice President in March 2003. A certified public accountant, Mr. Colman has over thirty years of experience in the manufactured housing community industry. He has been involved in the acquisition, financing and management of over 75 manufactured housing communities for two of the 10 largest manufactured housing community owners, including Uniprop, Inc. during its syndication of over $90.0 million in public limited partnerships in the late 1980s. Mr. Colman is also a Vice President of all of our corporate subsidiaries.

SUN COMMUNITIES, INC.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2014	High	Low	Distributions
1st Quarter	$48.70	$41.65	$0.65
2nd Quarter	$50.84	$42.97	$0.65
3rd Quarter	$55.00	$49.36	$0.65
4th Quarter	$64.22	$50.25	$0.65	(1)

Year Ended December 31, 2013	High	Low	Distributions
1st Quarter	$49.38	$40.28	$0.63
2nd Quarter	$57.78	$46.40	$0.63
3rd Quarter	$53.35	$41.93	$0.63
4th Quarter	$45.96	$39.53	$0.63	(2)
 (1) Paid on January 16, 2015, to stockholders of record on December 31, 2014

(2) Paid on January 17, 2014, to stockholders of record on December 31, 2013

On February 18, 2015, the closing share price of our common stock was $67.32 per share on the NYSE, and there were 237 holders of record for the 53,465,428 million outstanding shares of common stock. On February 18, 2015, the Operating Partnership had (i) 2,561,342 common OP units issued and outstanding, not held by us, which were convertible into an equal number of shares of our common stock, (ii) 1,283,819 Aspen preferred OP units issued and outstanding which were exchangeable for 509,676 shares of our common stock, (iii) 427,120 Series A-1 preferred OP units issued and outstanding which were exchangeable for 1,041,754 shares of our common stock, (iv) 40,268 Series A-3 preferred OP units issued and outstanding which were exchangeable for 74,919 shares of our common stock, and (v) 869,449 Series A-4 preferred OP units issued and outstanding, not held by us, which were exchangeable for 386,383 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP Units. In addition, we are obligated to make distributions to holders of shares of Series A Preferred Stock, Series A-4 Preferred Stock, Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units and Series B-3 preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Form 10-K. Our ability to make distributions on our common and preferred stock and OP units and payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

SUN COMMUNITIES, INC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	32,500	$29.56	316,494
Equity compensation plans not approved by shareholders	—	—	—
Total	32,500	$29.56	316,494

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this program during 2014. There is no expiration date specified for the repurchase program.

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

Holders of common OP Units have converted 9,110 units, zero units and 2,400 units to common stock for the years ended December 31, 2014, 2013 and 2012, respectively.

Holders of Series A-1 preferred OP units converted 26,379 units into 64,335 shares of common stock during the year ended December 31, 2014. No Series A-1 preferred OP units were converted into common stock during 2013 or 2012.

On November 26, 2014, as consideration for the Green Courte acquisition, we issued to the Green Courte sellers 361,797 shares of common stock and 483,717 shares of Class A-4 Preferred Stock, and our Operating Partnership issued to the Green Courte sellers 455,296 common OP units and 608,220 Series A-4 preferred OP units. On December 17, 2014, as additional consideration for the Green Courte acquisition, our Operating Partnership issued to the Green Courte sellers 45,834 common OP units and 61,229 Series A-4 preferred OP units. All of the shares of common stock and common OP units were issued at an issuance price of $50.00 per share or unit. All of the shares of Series A-4 Preferred Stock and Series A-4 preferred OP units were issued at an issuance price of $25.00 per share or unit. See Note 2 to our financial statements for other consideration transferred in the transaction.

Subject to certain limitations, upon written notice to us, each holder of shares of Series A-4 Preferred Stock at its option may convert any or all of the shares of Series A-4 Preferred Stock held by it for that number of shares of our common stock equal to the quotient obtained by dividing $25.00 by the then-applicable conversion price. The initial conversion price is $56.25, so initially each share of Series A-4 Preferred Stock is convertible into approximately 0.4444 shares of common stock. The conversion price is subject to adjustment upon various events. At our option, instead of issuing the shares of common stock to the converting holder of Series A-4 Preferred Stock as described above, we may make a cash payment to the converting holder with respect to each share of Series A-4 Preferred Stock the holder desires to convert equal to the fair market value of one share of our common stock. If, at any time after November 26, 2019, the volume weighted average of the daily volume weighted average price of a share of our common stock on the NYSE equals or exceeds 115.5% of the then prevailing conversion price for at least 20 trading days in a period of 30 consecutive trading days, then, within 10 days thereafter, upon written notice to the holders thereof, we may convert each outstanding share of Series A-4 Preferred Stock into that number of shares of common stock equal to the quotient obtained by dividing $25.00 by the then prevailing conversion price.

Each Series A-4 preferred OP unit is initially exchangeable for that number of shares of common stock or common OP units obtained by dividing $25.00 by $56.25. The number of shares of common stock or common OP units into which each Series A-4

SUN COMMUNITIES, INC.

preferred OP unit is exchangeable are subject to adjustment under certain circumstances on the same basis applicable to adjustments in the conversion price for Series A-4 Preferred Stock described above.

Each common OP unit issued by the Operating Partnership is exchangeable at any time (subject to certain limited exceptions) at the holder’s option for one share of our common stock.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

SUN COMMUNITIES, INC.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2014. This line graph assumes a $100 investment on December 31, 2009, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of December 31,
Index	2009	2010	2011	2012	2013	2014
Sun Communities, Inc.	$100.00	$185.98	$222.54	$257.86	$291.24	$434.43
SNL US REIT Residential	$100.00	$146.88	$168.25	$179.02	$173.98	$238.09
NYSE Market Index	$100.00	$113.60	$109.43	$127.11	$160.65	$171.67
SUI Peer Group 2013 Index(1)	$100.00	$141.85	$163.64	$176.97	$164.77	$227.55
SUI Peer Group 2014 Index(2)	$100.00	$142.14	$163.63	$177.38	$163.82	$226.40
(1) Includes American Campus Communities, Inc., American Capital Agency Corp., Apartment Investment and Management Company, Associated Estates Realty Corporation, AvalonBay Communities, Inc., BRE Properties, Inc., Camden Property Trust, Education Realty Trust, Inc., Equity Lifestyles Properties, Inc., Equity Residential, Essex Property Trust, Inc., Home Properties, Inc., Mid-America Apartment Communities, Inc., Senior Housing Properties Trust and UDR, Inc.

(2) Includes the same companies as SUI Peer Group 2013 Index, with the exception of BRE Properties Trust, which merged with Essex Properties Trust, Inc. in 2014.

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

	Year Ended December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$471,675	$415,222	$338,952	$288,600	$265,407
Net income (loss) attributable to Sun Communities, Inc. common stockholders:
Income (loss) from continuing operations	$22,376	$10,610	$4,958	$(1,086)	$(2,883)
Net income (loss)	$22,376	$10,610	$4,958	$(1,086)	$(2,883)
Income (loss) from continuing operations per share - basic	$0.54	$0.31	$0.19	$(0.05)	$(0.15)
Income (loss) from continuing operations per share - diluted	$0.54	$0.31	$0.18	$(0.05)	$(0.15)

Cash distributions declared per common share (2)	$2.60	$2.52	$2.52	$3.15	$2.52

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$3,363,917	$2,489,119	$2,177,305	$1,794,605	$1,580,544
Total assets	$2,937,692	$1,994,904	$1,754,628	$1,367,974	$1,165,342
Total debt and lines of credit	$1,832,087	$1,492,820	$1,453,501	$1,397,225	$1,258,139
Total stockholders’ equity (deficit)	$940,152	$383,541	$199,457	$(114,188)	$(145,047)

OTHER FINANCIAL DATA:
Net operating income (NOI) (3) from:
Real property operations	$232,478	$203,176	$167,715	$146,876	$135,222
Home sales and home rentals	$29,341	$26,620	$18,677	$12,954	$12,981

Funds from operations (FFO) (3)	$134,549	$117,583	$92,409	$73,691	$62,765
Adjustment to FFO	13,807	3,928	4,296	1,564	874
FFO excluding certain items	$148,356	$121,511	$96,705	$75,255	$63,639

FFO per share excluding certain items - fully diluted	$3.37	$3.22	$3.19	$3.13	$2.97
(1) Financial information has been revised to reflect certain reclassifications in prior periods to conform to current period presentation.

(2) In 2011, we paid $2.52 in cash distributions per common share and declared $3.15 in distributions per common share.

(3) Refer to Item 7, Supplemental Measures, for information regarding the presentation of the NOI financial measure and FFO financial measure.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-K.

EXECUTIVE SUMMARY

2014 Accomplishments

•	Completed largest acquisition to date with the first closing of the Green Courte acquisition representing 31 MH communities.

•	Completed acquisitions of six RV communities for an aggregate purchase price of approximately $137.4 million.

•	Closed on the disposition of 10 MH communities and recognized a gain on disposition of assets, net of approximately $17.7 million.

•	Increased our Same Site occupancy to 93.2% in 2014 from 91.5% in 2013.

•	Closed two underwritten registered public offerings totaling 11.7 million shares of common stock with net proceeds of approximately $562.9 million after deducting offering related expenses.

•	Increased our annual distribution rate to $2.60 per share in 2014, an increase of $0.08 compared to $2.52 per share in 2013.

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

Portfolio Information:	Year Ended December 31,
	2014	2013	2012
Occupancy % - Total Portfolio - MH and annual RV(1)	92.6%	89.7%	87.3%
Occupancy % - Same Site - MH and annual RV(1)(2)	93.2%	91.5%	87.1%
Funds from operations excluding certain items(3)	$3.37	$3.22	$3.19
NOI(3) - Total Portfolio	$232,478	$203,176	$167,715
NOI(3) - Same Site	$206,744	$191,938	$164,041
Homes Sold	1,966	1,929	1,742
Number of Occupied Rental Homes	10,973	9,726	8,110

(1)	Occupancy % includes MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.
(3) Refer to Item 7, Supplemental Measures, for information regarding the presentation of the NOI financial measure and funds from operations excluding certain items financial measure.

SUN COMMUNITIES, INC.

Acquisition and Disposition Activity:

During the past three years, we have completed acquisitions of 68 properties with over 26,000 sites located in high growth areas and retirement and vacation destinations such as Florida, California and Eastern coastal areas such as Old Orchard Beach, Maine; Cape May, New Jersey; Chesapeake Bay, Virginia and Cape Cod, Massachusetts.

During 2014, we completed eight acquisitions consisting of six RV communities and 33 MH communities:

Property/Portfolio	Location	Type	Total Consideration	Number of sites - MH/Annual	Number of sites - Transient
Wine Country RV Resort	Paso Robles, CA	RV	$13,199	—	166
Castaways RV Resort & Campground	Worcester County, MD	RV	$36,102	7	362
Seashore Campsites RV & Campground	Cape May, NJ	RV	$23,582	430	253
Driftwood Camping Resort	Clermont, NJ	RV	$31,259	570	128
Saco/Old Orchard Beach RV Resort	Saco, Maine	RV	$4,133	—	127
Lake Rudolph Campground & RV Resort	Santa Claus, IN	RV	$29,101	—	501
Green Courte properties	AZ, FL, NY, PA, MT, MI, CO, ME, MN, WI, IL, CA	MH	$460,683	9,351	188
Oak Creek	Coarsegold, CA	MH	$6,015	198	—

During 2014, we announced our acquisition of the Green Courte properties for a purchase price of $1.3 billion, which is our largest acquisition to date. The Green Courte portfolio includes 59 MH communities comprised of over 19,000 sites. This acquisition provides us with a portfolio of large, well-located high-quality communities with attractive amenities and potential for occupancy and rent growth. It increases our overall geographic diversification and size of our age-restricted portfolio with additional exposure to the sought after Florida and Arizona markets. Approximately, 56% of the communities are located in Florida and 73% are considered age-restricted, adding significant growth to our existing highly-stable age-restricted portfolio.

The acquisition was completed in two phases. We acquired 33 properties, which we will operate as 31 communities, on November 26, 2014, and the remaining 26 properties on January 6, 2015.

We continue to experience an active pipeline of acquisition opportunities and will seek to enhance the growth of the Company through continued selective acquisitions. In December 2014, we announced that we entered into an agreement to purchase six MH communities which is expected to close during the second quarter of 2015, comprised of approximately 3,150 sites located in the Orlando, Florida area and with expansion potential of approximately 380 sites. The transaction is subject to the Company's satisfaction with its due diligence investigation and customary closing conditions, including consent of the existing lenders.

We continually review the properties in our portfolio to ensure that they fit our business objectives. During 2014, we sold 10 MH Properties, and redeployed capital to properties in markets we believe have greater long-term potential. A gain of $17.7 million is recorded in "Gain on disposition of properties, net" in our consolidated statements of operations.

Development Activity:

We have been focused on development and expansion opportunities adjacent to our existing communities, and we have developed nearly 1,400 sites over the past three years. We expanded 374 sites at three properties in 2014. The total cost to construct the sites was approximately $11.0 million. We continue to expand our properties utilizing our inventory of owned and entitled land (approximately 7,000 developed sites) and expect to construct over 800 additional sites in 2015.

SUN COMMUNITIES, INC.

Capital Activity:

We closed two underwritten registered public offerings during 2014 totaling 11.7 million shares of common stock with net proceeds of approximately $562.9 million after deducting offering related expenses.

Proceeds from these capital raises help us to maintain our targeted leverage levels while continuing to expand our portfolio.

Markets

The following table identifies the Company's largest markets by number of sites:

Major Market	Number of Properties	Total Sites	Percentage of Total Sites
Michigan	70	24,723	31.1%
Florida	29	13,763	17.3%
Northeast	26	9,000	11.3%
Southwest	18	6,721	8.4%
Texas	18	6,628	8.3%
Indiana	17	6,212	7.8%
Ohio	11	3,664	4.6%
Other	28	8,843	11.1%
TOTAL	217	79,554

A large geographic concentration of our properties continues to be in Michigan, Florida and Texas. Occupancy at our Michigan communities has grown from 85% in 2012 to 93% in 2014, occupancy at our Texas communities has grown from 94% in 2012 to 97% in 2014, while occupancy at our Florida communities has remained consistent at 99%. As a result of our recent acquisitions, we have increased the concentration of our properties located in other areas of the United States, predominantly in high growth areas and retirement and vacation destinations, such as Arizona, California and the Northeastern coastal areas. Several of our acquisitions in these areas have been RV communities. Through our expansion into RV communities, we have experienced strong revenue growth. The age demographic of RV communities is attractive, as the population of retirement age baby boomers in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families.

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

SUN COMMUNITIES, INC.

The following table is a summary of our consolidated financial results which are discussed in more detail in the following paragraphs (in thousands):

	Year Ended December 31,
	2014	2013	2012
Real Property NOI	$232,478	$203,176	$167,715
Rental Program NOI	70,232	58,481	47,084
Home Sales NOI/Gross Profit	13,398	14,555	10,229
Site rent from Rental Program (included in Real Property NOI)	(54,289)	(46,416)	(38,636)
NOI/Gross profit	261,819	229,796	186,392
Adjustments to arrive at net income:
Other revenues	20,715	14,773	11,455
General and administrative	(42,622)	(35,854)	(28,353)
Transaction costs	(18,259)	(3,928)	(4,296)
Depreciation and amortization	(133,726)	(110,078)	(89,674)
Asset impairment charge	(837)	—	—
Interest expense	(76,981)	(76,577)	(71,180)
Gain on disposition of properties, net	17,654	—	—
Gain on settlement	4,452	—	—
Provision for state income taxes	(219)	(234)	(249)
Distributions from affiliate	1,200	2,250	3,900
Net income	33,196	20,148	7,995
Less: Preferred return to A-1 preferred OP units	2,654	2,598	2,329
Less: Preferred return to A-3 preferred OP units	181	166	—
Less: Preferred return to A-4 preferred OP units	100	—	—
Less: Amounts attributable to noncontrolling interests	1,752	718	(318)
Net income attributable to Sun Communities, Inc.	28,509	16,666	5,984
Less: Preferred Stock Distributions	6,133	6,056	1,026
Net income attributable to Sun Communities, Inc. common stockholders	$22,376	$10,610	$4,958

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$357,793	$313,097	$44,696	14.3%
Property operating expenses:
Payroll and benefits	30,107	26,750	3,357	12.5%
Legal, taxes, & insurance	5,089	4,769	320	6.7%
Utilities	41,275	36,071	5,204	14.4%
Supplies and repair	13,535	11,213	2,322	20.7%
Other	11,128	8,834	2,294	26.0%
Real estate taxes	24,181	22,284	1,897	8.5%
Property operating expenses	125,315	109,921	15,394	14.0%
Real Property NOI	$232,478	$203,176	$29,302	14.4%

	As of December 31,
Other Information	2014	2013	Change
Number of properties	217	188	29
Developed sites	79,554	69,789	9,765
Occupied sites (1) (2)	65,340	55,459	9,881
Occupancy % (1)	92.6%	89.7%	2.9%
Weighted average monthly site rent - MH	$458	$445	$13
Weighted average monthly site rent - RV (3)	$391	$376	$15
Weighted average monthly site rent - Total	$450	$436	$14
Sites available for development	6,987	6,339	648
(1)   Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)  Occupied sites include 9,779 sites acquired during 2014 and 2,480 sites acquired in 2013.

(3) Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 14.4% growth in Real Property NOI consists of $14.5 million from newly acquired properties and $14.8 million from our Same Site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of "Same Site" communities. Same Site communities consist of properties owned and operated throughout 2014 and 2013.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Site data in this Form 10-K includes all properties acquired prior to December 31, 2012 and which we have owned and operated continuously since January 1, 2013.

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

The following tables reflect certain financial and other information for our Same Site communities for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Financial Information (in thousands) (1)	2014	2013	Change	% Change
Income from Real Property	$291,720	$273,574	$18,146	6.6%
Property operating expenses:
Payroll and benefits	22,585	22,918	(333)	(1.5)%
Legal, taxes, & insurance	4,630	4,390	240	5.5%
Utilities	16,593	15,620	973	6.2%
Supplies and repair	11,396	10,222	1,174	11.5%
Other	8,354	7,610	744	9.8%
Real estate taxes	21,418	20,876	542	2.6%
Property operating expenses	84,976	81,636	3,340	4.1%
Real Property NOI	$206,744	$191,938	$14,806	7.7%

(1)    Excludes 10 properties that were disposed during 2014 (refer to Note 2 to our consolidated financial statements).

	As of December 31,
Other Information (1)	2014	2013	Change
Number of properties	163	163	—
Developed sites	61,734	61,141	593
Occupied sites (2)	52,831	51,119	1,712
Occupancy % (2) (3)	93.2%	91.5%	1.7%
Weighted average monthly site rent - MH	$461	$446	$15
Weighted average monthly site rent - RV (4)	$413	$405	$8
Weighted average monthly site rent - Total	$456	$442	$14
Sites available for development	5,823	6,339	(516)

(1)	Excludes 10 properties that were disposed during 2014 (refer to Note 2 to our consolidated financial statements).

(2)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(3)	Occupancy % excludes recently completed but vacant expansion sites.

(4)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 7.7% growth in NOI is primarily due to increased revenues of $18.1 million partially offset by a $3.3 million increase in expenses.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 6.6% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $17.1 million due to weighted average rental rate increases of 3.2% and the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, other revenues increased $1.1 million primarily due to increases in late fees and insufficient fund charges, month to month fees, application fees, trash income and cable television royalties.

Property operating expenses increased approximately $3.3 million, or 4.1%, compared to 2013. Of that increase, supplies and repair increased $1.2 million, of which approximately $0.5 million was primarily related to weather related maintenance and repair

SUN COMMUNITIES, INC.

costs resulting from extreme temperatures experienced in certain areas of the country during the first part of 2014, $0.4 million was related to lawn services and tree trimming and removal and $0.2 million was related to general community maintenance and vehicle maintenance. Utilities increased $1.0 million primarily as a result of increased gas, electric and trash removal costs. Real estate taxes increased by $0.5 million, and other expenses increased by $0.7 million primarily due to increases in bad debt expense and miscellaneous expenses such as software maintenance expense and bank service and credit card processing charges.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2014 and 2013 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2014	2013	Change	% Change
New home sales	$9,464	$6,645	$2,819	42.4%
Pre-owned home sales	44,490	48,207	(3,717)	(7.7)%
Revenue from homes sales	53,954	54,852	(898)	(1.6)%
New home cost of sales	7,977	5,557	2,420	43.5%
Pre-owned home cost of sales	32,579	34,740	(2,161)	(6.2)%
Cost of home sales	40,556	40,297	259	0.6%
NOI / Gross profit	$13,398	$14,555	$(1,157)	(7.9)%

Gross profit – new homes	$1,487	$1,088	$399	36.7%
Gross margin % – new homes	15.7%	16.4%	(0.7)%
Gross profit – pre-owned homes	$11,911	$13,467	$(1,569)	(11.7)%
Gross margin % – pre-owned homes	26.8%	27.9%	(1.1)%

Statistical Information
Home sales volume:
New home sales	113	85	28	32.9%
Pre-owned home sales	1,853	1,844	9	0.5%
Total homes sold	1,966	1,929	37	1.9%

Home Sales NOI/Gross profit increased $0.4 million on new home sales and decreased $1.6 million on pre-owned home sales. The increased profit on new home sales is primarily due to an increase in volume of home sales. The decreased profit on pre-owned home sales is primarily a result of decreased per unit selling prices in 2014.

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program for the years ended December 31, 2014 and 2013 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$39,213	$32,500	$6,713	20.7%
Site rent from Rental Program (1)	54,289	46,416	7,873	17.0%
Rental Program revenue	93,502	78,916	14,586	18.5%
Expenses
Commissions	2,607	2,507	100	4.0%
Repairs and refurbishment	11,068	9,411	1,657	17.6%
Taxes and insurance	5,286	4,446	840	18.9%
Marketing and other	4,309	4,071	238	5.8%
Rental Program operating and maintenance	23,270	20,435	2,893	14.2%
Rental Program NOI	$70,232	$58,481	$11,751	20.0%

Other Information
Number of occupied rentals, end of period	10,973	9,726	1,247	12.8%
Investment in occupied rental homes	$429,605	$355,789	$73,816	20.7%
Number of sold rental homes	799	924	(125)	(13.5)%
Weighted average monthly rental rate	$822	$796	$26	3.3%
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

The 20.0% growth in NOI is primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above. We renew approximately 60% of our rental home leases primarily at current market rates or above existing rates.

The increase in operating and maintenance expense of $2.9 million was primarily a result of increased repair and refurbishment expenses of $1.7 million, of which $0.9 million was due to increased refurbishment costs related to occupant turnover and $0.8 million was due to increased repair costs on occupied home rentals. In addition, insurance and personal property and use taxes increased $0.8 million due to the additional number of homes in the Rental Program and bad debt expense increased $0.6 million, partially offset by a decrease in advertising expense of $0.4 million.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2014	2013	Change	% Change
Ancillary revenues, net	$5,217	$1,151	$4,066	353.3%
Interest income	$14,462	$13,073	$1,389	10.6%
Brokerage commissions and other revenues	$1,036	$549	$487	88.7%
Real property general and administrative	$31,769	$25,941	$5,828	22.5%
Home sales and rentals general and administrative	$10,853	$9,913	$940	9.5%
Transaction costs	$18,259	$3,928	$14,331	364.8%
Depreciation and amortization	$133,726	$110,078	$23,648	21.5%
Asset impairment charge	$837	$—	$837	N/A
Interest expense	$76,981	$76,577	$404	0.5%
Gain on disposition of properties, net	$17,654	$—	$17,654	N/A
Gain on settlement	$4,452	$—	$4,452	N/A
Distributions from affiliates	$1,200	$2,250	$(1,050)	(46.7)%

Ancillary revenues, net increased $4.1 million primarily related to increased vacation rental income of $3.2 million and increased merchandise income. The increased merchandise income was primarily a result of our acquisition of six RV communities during 2014 and a full year of activity for the 14 RV communities acquired in 2013.

Interest income increased $1.4 million primarily due to an increase in interest income from collateralized receivables of $1.2 million.

Real property general and administrative expenses increased $5.8 million primarily due to increased salaries, wages and bonus expense of $2.3 million as a result of our acquisitions and increased headcount year over year, increased deferred compensation of $1.7 million due to awards of restricted stock to our executives and key employees, increased legal expense of $0.7 million and increased other expenses of $1.2 million primarily related to increased consulting fees, director fees, corporate office rent and software support and maintenance fees.

Transaction costs increased primarily due to due diligence and other transaction costs related to the Green Courte acquisition (see Note 2).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $16.2 million primarily related to our newly acquired properties (See Note 2 to our financial statements), $5.7 million related to depreciation on investment property for use in our rental program, $2.3 million related to depreciation on investment property for our vacation rental property, and $1.7 million related to the amortization of in place leases and promotions, partially offset by $2.6 million related to the write off of the remaining net book value for assets replaced during the year.

Asset impairment charge of $0.8 million is a result of an impairment loss recorded on a long-lived asset for our MH and RV community in La Feria, Texas during 2014. We did not recognize any impairment losses in 2013.

Gain on disposition of properties, net of $17.7 million is a result of the sale of 10 MH properties during the year ended December 31, 2014 (see Note 2). We did not dispose of any properties in 2013.

Gain on settlement of $4.5 million is the result of a settlement reached with the selling entities of 10 RV communities that we acquired in February 2013. The settlement was related to various warranties, representations and indemnities included in the agreements under which we acquired the RV communities, including a covenant made by the sellers related to the 2012 revenue of the acquired properties. No such gain was recorded in 2013.

SUN COMMUNITIES, INC.

Distributions from affiliate decreased $1.1 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero.  The income recorded in 2014 is distribution income. The amount of the distribution is determined by Origen on a quarterly basis. See Note 7 to our financial statements.

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2013 AND 2012

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio for the year ended December 31, 2013 and 2012:

	Year Ended December 31,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$313,097	$255,761	$57,336	22.4%
Property operating expenses:
Payroll and benefits	26,750	19,410	7,340	37.8%
Legal, taxes, & insurance	4,769	3,216	1,553	48.3%
Utilities	36,071	29,445	6,626	22.5%
Supplies and repair	11,213	10,085	1,128	11.2%
Other	8,834	6,683	2,151	32.2%
Real estate taxes	22,284	19,207	3,077	16.0%
Property operating expenses	109,921	88,046	21,875	24.8%
Real Property NOI	$203,176	$167,715	$35,461	21.1%

	As of December 31,
Other Information	2013	2012	Change
Number of properties	188	173	15
Developed sites	69,789	63,697	6,092
Occupied sites (1) (2)	55,459	50,412	5,047
Occupancy % (1)	89.7%	87.3%	2.4%
Weighted average monthly site rent - MH (3)	$445	$433	$12
Weighted average monthly site rent - RV (3)	$376	$392	$(16)
Weighted average monthly site rent - Total	$436	$430	$6
Sites available for development	6,339	6,969	(630)
(1)      Occupied sites and occupancy % include MH and annual RV sites and excludes transient RV sites.

(2)	Occupied sites include 2,480 sites acquired in 2013 and 4,989 sites acquired during 2012.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 21.1% growth in NOI was primarily due to $25.9 million from newly acquired properties and $9.6 million from Same Site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The Same Site information in this comparison of the years ended December 31, 2013 and 2012 includes all properties acquired on or prior to December 31, 2011 and which were owned and operated by the Company during the years ended December 31, 2013 and 2012.

	Year Ended December 31,
Financial Information (in thousands)	2013	2012	Change	% Change
Income from Real Property	$245,703	$233,858	$11,845	5.1%
Property operating expenses:
Payroll and benefits	19,349	18,522	827	4.5%
Legal, taxes, & insurance	4,101	3,125	976	31.2%
Utilities	13,624	13,279	345	2.6%
Supplies and repair	9,279	9,687	(408)	(4.2)%
Other	6,706	6,421	285	4.4%
Real estate taxes	18,970	18,783	187	1.0%
Property operating expenses	72,029	69,817	2,212	3.2%
Real Property NOI	$173,674	$164,041	$9,633	5.9%

	As of December 31,
Other Information	2013	2012	Change
Number of properties	159	159	—
Developed sites	55,590	55,006	584
Occupied sites (1)	46,908	45,224	1,684
Occupancy % (1) (2)	88.9%	87.1%	1.8%
Weighted average monthly rent per site - MH (3)	$445	$433	$12
Weighted average monthly rent per site - RV (3)	$405	$392	$13
Weighted average month rent per site - Total	$442	$430	$12
Sites available for development	5,631	6,104	(473)
(1)      Occupied sites and occupancy % include MH and annual RV sites, and excludes transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 5.9% growth in NOI is primarily due to increased revenues of $11.8 million partially offset by a $2.2 million increase in expenses.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 5.1% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $10.7 million due to weighted average rental rate increases of 3.1% and due to the increased number of occupied home sites. This growth in revenue was partially offset by rent concessions offered to new residents and current residents converting from home renters to home owners.  Additionally, other revenues increased $1.1 million primarily due to increases in late fees and insufficient fund charges, cable television royalties, property tax revenues and utility income.

Property operating expenses increased approximately $2.2 million, or 3.2%, compared to 2012. Of that increase, payroll and benefits increased by $0.8 million primarily as a result of increased health insurance, workers compensation costs and salary increases. Legal, taxes and insurance increased $1.0 million primarily due to $0.6 million of increased property and casualty insurance and $0.4 million of increased legal fees. Utility expense increased $0.3 million primarily as a result of the increased gas and electric costs. These increases were partially offset by a decrease in supplies and repairs of $0.4 million, which was primarily due to decreased lawn services and tree trimming/removal expense, decreased maintenance and repair expenses for water, irrigation and electric systems and decreased maintenance expenses for our clubhouses, garages, sheds and carports.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2013 and 2012 (in thousands, except for statistical information):

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

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program for the years ended December 31, 2013 and 2012 (in thousands, except for statistical information):

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

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2013	2012	Change	% Change
Ancillary revenues, net	$1,151	$(180)	$1,331	(739.4)%
Interest income	$13,073	$11,018	$2,055	18.7%
Brokerage commissions and other revenues	$549	$617	$(68)	(11.0)%
Real property general and administrative	$25,941	$20,037	$5,904	29.5%
Home sales and rentals general and administrative	$9,913	$8,316	$1,597	19.2%
Transaction costs	$3,928	$4,296	$(368)	(8.6)%
Depreciation and amortization	$110,078	$89,674	$20,404	22.8%
Interest expense	$76,577	$71,180	$5,397	7.6%
Distributions from affiliates	$2,250	$3,900	$(1,650)	(42.3)%

Ancillary revenues, net increased $1.3 million primarily related to increases in our vacation rental income and golf course, restaurant and pro shop income, as a result of our acquisition of 14 RV communities during 2013.

Interest income increased primarily due to increases in interest income of $1.3 million from collateralized receivables and $0.7 million from installment note receivables.

Real property general and administrative costs increased primarily due to increased salaries, wages and bonus expense of $2.1 million as a result of our acquisitions and increased headcount year over year, increased health insurance and workers compensation costs of $0.5 million, increased deferred compensation of $1.7 million due to awards of restricted stock to our executives and key employees, increased other expenses of $0.9 million related to training and development, travel, consulting fees, software support and maintenance expenses, office expenses and rent, increased human resources expense of $0.3 million primarily related to pre-employment costs and an update to our payroll processing software and increased legal expense of $0.3 million.

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

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of operating performance.  FFO is defined by NAREIT as net income (loss) (computed in accordance GAAP), excluding gains (or losses) from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, excluding impairment and excluding real estate asset depreciation and amortization provides a better indicator of our operating performance.  FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss).  Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Sun Communities, Inc. common stockholders	$22,376	$10,610	$4,958
Adjustments:
Preferred return to Series A-1 preferred OP units	—	2,598	2,329
Preferred return to Series A-3 preferred OP units	—	166
Amounts attributable to noncontrolling interests	1,086	718	(318)
Preferred distribution to Series A-4 Preferred Stock	76	—	—
Preferred return to Series A-3 preferred OP units	181	—	—
Preferred return to Series A-4 preferred OP units	100	—	—
Depreciation and amortization	134,252	111,083	90,577
Asset impairment charge	837	—	—
Gain on disposition of properties, net	(17,654)	—
Gain on disposition of assets	(6,705)	(7,592)	(5,137)
Funds from operations ("FFO")	$134,549	$117,583	$92,409
Adjustments:
Transaction costs	18,259	3,928	4,296
Gain on settlement	(4,452)	—	—
FFO excluding certain items	$148,356	$121,511	$96,705

Weighted average common shares outstanding:	41,337	34,228	26,970
Add:
Common stock issuable upon conversion of stock options	16	15	17
Restricted stock	237	167	138
Series A-4 Preferred Stock	215	—	—
Common OP units	2,114	2,069	2,071
Common stock issuable upon conversion of Series A-4 preferred OP units	28	—	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	67	—
Common stock issuable upon conversion of Series A-1 preferred OP units	—	1,111	1,111
Weighted average common shares outstanding - fully diluted	44,022	37,657	30,307

FFO per share - fully diluted	$3.06	$3.11	$3.05
FFO per share excluding certain items - fully diluted	$3.37	$3.22	$3.19

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

We completed eight acquisitions in 2014 in which we acquired 39 properties in total, 33 MH communities and six RV communities. See our Executive Summary above and Note 2 to our financial statements for details on the acquisitions, and Note 9 to our financial statements for related debt transactions.  We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2015, we may finance the acquisitions through secured financing, draws on our credit facilities, the assumption of existing debt on the properties and/or the issuance of certain equity securities.

During the year ended December 31, 2014, we invested $52.9 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from homes sales.  Expenditures for 2015 will be dependent upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance a portion of our new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing, operating cash flows and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Cash Provided by Operating Activities	$133,320	$114,683	$87,251
Net Cash Used in Investing Activities	$(550,705)	$(352,412)	$(375,219)
Net Cash Provided by Financing Activities	$496,091	$212,974	$311,619

Operating Activities

Cash and cash equivalents increased by $78.7 million from $4.8 million as of December 31, 2013, to $83.5 million as of December 31, 2014. Net cash provided by operating activities increased by $18.6 million from $114.7 million for the year ended December 31, 2013 to $133.3 million for the year ended December 31, 2014.

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

Investing Activities

Net cash used in investing activities was $550.7 million for the year ended December 31, 2014, compared to $352.4 million for the year ended December 31, 2013. The increase is primarily due to increased cash invested into acquisitions during 2014, of which approximately $283.2 million is related to the first closing of our acquisition of the Green Courte properties during the fourth quarter. Additionally, we made payments for deposits on pending acquisitions scheduled for 2015 (see Note 21 to our financial statements). These items are partially offset by proceeds related to the disposition of 10 of our MH properties during 2014. We did not dispose of any properties during 2013. Net cash used in investing activities during 2013 includes an investment

SUN COMMUNITIES, INC.

in a note receivable, which was extinguished in a net cash settlement during the acquisition of the properties the note was attributable to. No such investment was made during 2014.

Financing Activities

Net cash provided by financing activities was $496.1 million for the year ended December 31, 2014, compared to $213.0 million for the year ended December 31, 2013. The increase is primarily related to increased net proceeds received from the issuance of additional shares of common stock. We completed two underwritten registered public offerings during 2014 for net proceeds of $562.9 million and completed one underwritten registered public offering during 2013 for net proceeds of $249.5 million. Additionally, due to the recent refinancing activity of our mortgage debt (see Note 9 to our financial statements), we increased proceeds from and decreased payments on other debt as compared to 2013. These items are partially offset by increased net payments on our lines of credit and increased distributions to our stockholders and OP unit holders, as a result of our increase in distribution per share and number of shares outstanding in 2014.

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

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. As of December 31, 2014, we did not have a balance outstanding under the Facility. As of December 31, 2013, we had $178.1 million outstanding under the Facility. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%.  During 2014, the highest balance on the Facility was $247.3 million.  The borrowings under the Facility mature May 15, 2017, which date can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of credit available to us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At December 31, 2014, we had outstanding letters of credit to back standby letters of credit totaling approximately $3.2 million, leaving approximately $346.8 million available under the Facility.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of 12/31/14
Maximum Leverage Ratio	< 68.5%	44.3%
Minimum Fixed Charge Coverage Ratio	> 1.40	2.51
Minimum Tangible Net Worth	> $1,270,104	$1,714,403
Maximum Dividend Payout Ratio	< 95.0%	72.5%

Market and Economic Conditions
The U.S. rate environment, changes in the Euro area, falling oil prices and turmoil in emerging markets are factors that are influencing financial markets as we move into 2015.  Questions on whether the U.S. economy will sustain the growth indicators it has reported and whether or when the U.S. Federal Reserve will hike its benchmark rate for the first time in 10 years, as well as how much of the Eurozone will remain or fall into recession and what the effect of additional global turmoil will have on the world economy keep economic outlooks tempered. While the U.S. economy looks poised for self-sustaining growth, the global economy is expected to slow. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor

SUN COMMUNITIES, INC.

confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2014, we had 70 unencumbered properties with an estimated market value of $783.0 million, 56 of these properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.
Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2014, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - FNMA	$482,639	$8,389	$47,832	$70,856	$355,562
Collateralized term loans - FMCC	152,462	2,376	5,461	5,944	138,681
Collateralized term loans - Life Company	203,615	25,542	17,679	8,237	152,157
Collateralized term loans - CMBS	799,823	12,595	336,310	16,718	434,200
Preferred OP Units	45,903	3,670	7,570	—	34,663
Lines of credit	5,794	5,794	—	—	—
Secured borrowing	123,650	5,167	11,974	14,164	92,345
Total principal payments	1,813,886	63,533	426,826	115,919	1,207,608

Interest expense (2)	604,694	91,685	151,133	123,101	238,775
Operating leases	14,325	1,040	2,175	2,301	8,809
Total contractual obligations	$2,432,905	$156,258	$580,134	$241,321	$1,455,192
(1) Our contractual cash obligations exclude debt premiums/discounts.

(2) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2014 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2014, our net debt to enterprise value approximated 34.8% (assuming conversion of all common OP units, A-1 preferred OP units, A-3 preferred OP units, and A-4 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 7.5 years and a weighted average interest rate of 5.2%.

Capital expenditures for the year ended December 31, 2014 and 2013 included recurring capital expenditures of $10.2 million and $14.0 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a significant decline in our recurring capital expenditures during 2015.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may also include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long-lived assets based on future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware. Costs incurred to obtain new financing are capitalized and amortized over the terms of the related loan agreement using the straight-line method (which approximates the effective interest method).

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

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2014 and 2013. The ability to collect our notes receivable is measured based on current and historical information and events.

SUN COMMUNITIES, INC.

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

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the note receivables for impairments. No loans were considered impaired as of December 31, 2014 and 2013.

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

We have two derivative contracts consisting of two interest rate cap agreements with a total notional amount of $162.4 million as of December 31, 2014. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million, and a termination date of April 2015.  The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $166.4 million and $344.0 million as of December 31, 2014 and 2013, respectively, which bear interest at prime or various LIBOR rates. If prime or LIBOR increased or decreased by 1.0% during the year ended December 31, 2014 and 2013, we believe our interest expense would have increased or decreased by approximately $2.8 million and $2.4 million based on the $279.1 million and $235.9 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2014 and 2013, respectively.

SUN COMMUNITIES, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

SUN COMMUNITIES, INC.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to ensure that information we are required to disclose in filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Form 10-K for the fiscal year ended December 31, 2014. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2014 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S−K, certain information regarding our executive officers is contained in Part I of this Form 10−K. Unless provided in an amendment to this Annual Report on Form 10−K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting, including the information set forth under the captions “Board of Directors and Corporate Governance - Incumbent Directors and Nominees,” “Management and Executive Compensation -Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors and Corporate Governance - Board of Directors and Committees” and “Board of Directors and Corporate Governance - Consideration of Director Nominees”

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10−K, the information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2015 annual meeting, including the information set forth under the captions “Management and Executive Compensation,” “Board of Directors and Corporate Governance - Director Compensation Table,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.” The information in the section of an amendment to this Annual Report on Form 10−K or the proxy statement for our 2015 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10−K, the information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2015 annual meeting, including the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless provided in an amendment to this Annual Report on Form 10−K, the information required by this Item is incorporated by reference to the proxy statement for our 2015 annual meeting, including the information set forth under the captions “Certain Relationships and Related Transactions and Director Independence,” “Board of Directors and Corporate Governance - Board of Directors and Committees” and “Board of Directors and Corporate Governance - Board Leadership Structure and Independence of Non-Employee Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10−K, the information required by this Item is incorporated by reference to the proxy statement for our 2015 annual meeting, including the information set forth under the caption “Ratification of Selection of Grant Thornton LLP.”

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

SUN COMMUNITIES, INC. (Registrant)
March 2, 2015	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2015
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)	March 2, 2015
Karen J. Dearing
/s/	Stephanie W. Bergeron	Director	March 2, 2015
Stephanie W. Bergeron
/s/	James R. Goldman	Director	March 2, 2015
James R. Goldman
/s/	Brian M. Hermelin	Director	March 2, 2015
Brian M. Hermelin
/s/	Ronald A. Klein	Director	March 2, 2015
Ronald A. Klein
/s/	Paul D. Lapides	Director	March 2, 2015
Paul D. Lapides
/s/	Clunet R. Lewis	Director	March 2, 2015
Clunet R. Lewis
/s/	Ronald L. Piasecki	Director	March 2, 2015
Ronald L. Piasecki
/s/	Randall K. Rowe	Director	March 2, 2015
Randall K. Rowe
/s/	Arthur A. Weiss	Director	March 2, 2015
Arthur A. Weiss

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1
Omnibus Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners, LLC,
GCP REIT II, GCP REIT III, American Land Lease, Inc., Asset Investors Operating Partnership, L.P., Sun Communities, Inc., Sun Communities Operating Limited Partnership and Sun Home Services, Inc.*
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.2	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.3	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.4	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.5	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.6	Membership Interest Purchase Agreement, dated July 30, 2014, between Asset Investors Operating Partnership, L.P. and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.7	Membership Interest Purchase Agreement, dated July 30, 2014, between GCP REIT III and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.8	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT II*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.9	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT III*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.10	Subscription Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners III, LLC, Sun Communities, Inc. and Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
2.11	Contribution Agreement (Deerwood I) dated December 4, 2014, by and among Deerwood I Sponsor, LLC, Deerwood I Holding, LLC, Deerwood I Park, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
2.12	Contribution Agreement (Deerwood II) dated December 4, 2014, by and among Deerwood II Sponsor, LLC, Deerwood II Holding, LLC, Deerwood II Park, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
2.13	Contribution Agreement (Hamptons) dated December 4, 2014, by and among Hamptons Sponsor, LLC, Hamptons Holding, LLC, Hamptons Park, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
2.14
Contribution Agreement (Palm Key Village) dated December 4, 2014, by and among Palm Key Village Sponsor, LLC, Palm Key Village Holding, LLC, Palm Key Village Park, LLC and Sun Communities Operating Limited Partnership*
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
2.15	Contribution Agreement dated December 4, 2014, by and among 481 Associates, Route 27 Associates, Ltd. and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
2.16
Contribution Agreement (Southport Springs) dated December 4, 2014, by and among Southport Springs Sponsor, LLC, Southport Springs Holding, LLC, Southport Springs Park, LLC and Sun Communities Operating Limited Partnership*
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
2.17
Contribution Agreement (Windmill Village) dated December 4, 2014, by and among Windmill Village Sponsor, LLC, Windmill Village Holding, LLC, Windmill Village Park, LLC and Sun Communities Operating Limited Partnership*
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 10, 2014
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
3.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated September 29, 1999
3.3	Articles Supplementary, dated October 16, 2006	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated October 16, 2006
3.4
Articles Supplementary of Board of Directors Classifying and Designating a Series of Preferred Stock as Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series
Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated June 3, 2008

SUN COMMUNITIES, INC.

3.5	Articles of Amendment dated June 13, 1997	Incorporated by reference to Sun Communities, Inc.’s Registration Statement on Form 8-A dated November 9, 2012
3.6	Articles Supplementary designating 7.125% Series A Cumulative Redeemable Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
3.7	Articles Supplementary canceling and reclassifying 9.125% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated November 9, 2012
3.8	Articles of Amendment dated July 24, 2013	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 23, 2013
3.9	Articles Supplementary designating 6.50% Series A-4 Cumulative Convertible Preferred Stock dated November 25, 2014	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 2, 2014
3.10	Second Amended and Restated Bylaws†	Filed herewith
4.1	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated June 3, 2008
4.2	Sun Communities, Inc. Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 22, 2009
4.3	Registration Rights Agreement dated June 23, 2011 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 23, 2011
4.4	First Amendment to Registration Rights Agreement dated as of February 3, 2014 among Sun Communities, Inc., and the holders of Series A-1 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013
4.5	Form of certificate evidencing common stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
4.6	Form of certificate evidencing 7.125% Series A Cumulative Redeemable Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A dated November 9, 2012
4.7	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013
4.8	First Amendment to Rights Agreement, dated July 30, 2014, by and between Sun Communities, Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 30, 2014
4.9	Registration Rights Agreement dated November 26, 2014, among Sun Communities, Inc. and the holders of Registrable Shares	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 2, 2014
4.10	Form of certificate evidencing 6.50% Series A-4 Cumulative Convertible Preferred Stock	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 2, 2014
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972

SUN COMMUNITIES, INC.

10.4	Long Term Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997
10.5	Second Amended and Restated 1993 Stock Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, dated April 20, 1999
10.6	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.7	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
10.8	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 4, 2008
10.9	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 7, 2011
10.10	Employment Agreement dated March 7, 2011 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated March 7, 2011
10.11	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 10-K for the year ended December 31, 2011
10.12	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 19, 2012
10.13
Credit Agreement, dated February 6, 2013, by and among Sun Communities Operating Limited Partnership, Sun Communities, Inc., certain of its wholly owned subsidiaries, Bank of Montreal, as administrative agent and lender, and BMO Capital Markets, as sole lead arranger and sole book manager
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated February 6, 2013
10.14	At the Market Offering Sales Agreement, dated May 10, 2012, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp. and Liquidnet, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated May 10, 2012
10.15	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated June 20, 2013
10.16	Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated June 19, 2014.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated June 19, 2014
10.17	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.18	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.19	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.20	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
10.21	Amendment No. 2 dated November 26, 2014, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K dated December 2, 2014
10.22	Sun Communities, Inc. Executive Compensation "Clawback" Policy#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 14, 2014
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith

SUN COMMUNITIES, INC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.1
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2014, 2013 and 2012; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Real Estate and Accumulated Depreciation
Filed herewith

*
Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission.

†
The Second Amended and Restated Bylaws are being re-filed to correct an error in the form filed as an exhibit to Sun Communities, Inc.’s Current Report on Form 8-K dated July 23, 2013. The form previously filed erroneously included language applying the provisions of Article III, Section 14 of the bylaws to vacancies in the Board of Directors arising as a result of a removal of a director. As set forth in the form filed herewith and consistent with Sun Communities, Inc.’s charter and the election made by its Board of Directors, such Section 14 in fact applies only to vacancies arising from the death or resignation of a director or an increase in the size of the Board of Directors.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2014, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, and their report is included herein.

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
March 2, 2015

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
March 2, 2015

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2014	2013
		(revised)
ASSETS
Investment property, net (including $94,230 and $56,805 for consolidated variable interest entities at December 31, 2014 and 2013; see Note 8)	$2,568,164	$1,755,052
Cash and cash equivalents	83,459	4,753
Inventory of manufactured homes	8,860	5,810
Notes and other receivables, net	174,857	162,141
Other assets, net	102,352	67,148
TOTAL ASSETS	$2,937,692	$1,994,904
LIABILITIES
Debt (including $65,849 and $45,209 for consolidated variable interest entities at December 31, 2014 and 2013; see Note 8)	$1,826,293	$1,311,437
Lines of credit	5,794	181,383
Other liabilities	165,453	118,543
TOTAL LIABILITIES	1,997,540	1,611,363
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $0.01 par value. Authorized: 10,000 shares; Issued and outstanding: 3,400 shares at December 31, 2014 and 2013	34	34
Series A-4 Preferred Stock, $0.01 par value. Authorized: 6,331 shares; Issued and outstanding: 483 shares at December 31, 2014 and none at December 31, 2013	5	—
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 48,573 shares at December 31, 2014 and 36,140 shares at December 31, 2013	486	361
Additional paid-in capital	1,754,759	1,141,590
Accumulated other comprehensive loss	—	(366)
Distributions in excess of accumulated earnings	(863,545)	(773,301)
Total Sun Communities, Inc. stockholders' equity	891,739	368,318
Noncontrolling interests:
Common and preferred OP units	48,829	15,760
Consolidated variable interest entities	(416)	(537)
Total noncontrolling interests	48,413	15,223
TOTAL STOCKHOLDERS’ EQUITY	940,152	383,541
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,937,692	$1,994,904

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Income from real property	$357,793	$313,097	$255,761
Revenue from home sales	53,954	54,852	45,147
Rental home revenue	39,213	32,500	26,589
Ancillary revenues, net	5,217	1,151	(180)
Interest	14,462	13,073	11,018
Brokerage commissions and other income, net	1,036	549	617
Total revenues	471,675	415,222	338,952
COSTS AND EXPENSES
Property operating and maintenance	101,134	87,637	68,839
Real estate taxes	24,181	22,284	19,207
Cost of home sales	40,556	40,297	34,918
Rental home operating and maintenance	23,270	20,435	18,141
General and administrative - real property	31,769	25,941	20,037
General and administrative - home sales and rentals	10,853	9,913	8,316
Transaction costs	18,259	3,928	4,296
Depreciation and amortization	133,726	110,078	89,674
Asset impairment charge	837	—	—
Interest	73,771	73,339	67,859
Interest on mandatorily redeemable debt	3,210	3,238	3,321
Total expenses	461,566	397,090	334,608
Income before other gains (losses)	10,109	18,132	4,344
Gain on disposition of properties, net	17,654	—	—
Gain on settlement	4,452	—	—
Provision for state income taxes	(219)	(234)	(249)
Distributions from affiliate	1,200	2,250	3,900
Net income	33,196	20,148	7,995
Less: Preferred return to Series A-1 preferred OP units	2,654	2,598	2,329
Less: Preferred return to Series A-3 preferred OP units	181	166	—
Less: Preferred return to Series A-4 preferred OP units	100	—	—
Less: Amounts attributable to noncontrolling interests	1,752	718	(318)
Net income attributable to Sun Communities, Inc.	28,509	16,666	5,984
Less: Preferred stock distributions	6,133	6,056	1,026
Net income attributable to Sun Communities, Inc. common stockholders	$22,376	$10,610	$4,958
Weighted average common shares outstanding:
Basic	41,337	34,228	26,970
Diluted	41,805	34,410	27,125
Earnings per share:
Basic	$0.54	$0.31	$0.19
Diluted	$0.54	$0.31	$0.18

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$33,196	$20,148	$7,995
Unrealized gain on interest rate swaps	97	362	643
Total comprehensive income	33,293	20,510	8,638
Less: Comprehensive income (loss) attributable to the noncontrolling interests	1,483	750	(252)
Comprehensive income attributable to Sun Communities, Inc.	$31,810	$19,760	$8,890

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	6.50% Series A-4 Cumulative Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2011, as reported	$—	$—	$218	$492,399	$(1,273)	$(617,953)	$25,954	$(100,655)
Prior period revision	—	—	—	—	—	(12,189)	(1,344)	(13,533)
Balance as of December 31, 2011, revised	—	—	218	492,399	(1,273)	(630,142)	24,610	$(114,188)
Issuance of common stock from exercise of options, net	—	—	—	166	—	—	—	166
Issuance and associated costs of common stock, net	—	—	80	300,554	—	—	—	300,634
Issuance and associated costs of Series A preferred stock	34	—	—	82,166	—	—	—	82,200
Share-based compensation - amortization and forfeitures	—	—	—	1,335	—	90	—	1,425
Net income (loss)	—	—	—	—	—	8,313	(318)	7,995
Unrealized gain on interest rate swaps	—	—	—	—	577	—	66	643
Distributions	—	—	—	—	—	(74,184)	(5,234)	(79,418)
Balance as of December 31, 2012, revised	$34	$—	$298	$876,620	$(696)	$(695,923)	$19,124	$199,457
Issuance of common stock from exercise of options, net	—	—	—	201	—	—	—	201
Issuance and associated costs of common stock, net	—	—	63	261,697	—	—	—	261,760
Issuance of preferred OP units	—	—	—	—	—	—	3,463	3,463
Share-based compensation - amortization and forfeitures	—	—	—	3,072	—	127	—	3,199
Net income	—	—	—	—	—	19,430	718	20,148
Unrealized gain on interest rate swaps	—	—	—	—	330	—	32	362
Distributions	—	—	—	—	—	(96,935)	(8,114)	(105,049)
Balance as of December 31, 2013, revised	$34	$—	$361	$1,141,590	$(366)	$(773,301)	$15,223	$383,541
Issuance of common stock from exercise of options, net	—	—	—	127	—	—	—	127
Issuance, conversion of OP units and associated costs of common stock, net	—	—	125	594,940	—	—	(2,638)	592,427
Issuance and associated costs of Series A-4 preferred stock	—	5	—	13,605	—	—	—	13,610
Issuance of preferred OP units	—	—	—	—	—	—	18,852	18,852
Issuance of common OP units	—	—	—	—	—	—	24,064	24,064
Share-based compensation - amortization and forfeitures	—	—	—	4,706	—	173	—	4,879
Net income	—	—	—	—	—	31,444	1,752	33,196
Settlement of membership interest	—	—	—	(209)	—	—	(4)	(213)
Unrealized gain on interest rate swaps	—	—	—	—	366	—	(269)	97
Distributions	—	—	—	—	—	(121,861)	(8,567)	(130,428)
Balance at December 31, 2014	$34	$5	$486	$1,754,759	$—	$(863,545)	$48,413	$940,152

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$33,196	$20,148	$7,995
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(2,748)	(867)	(99)
Gain on disposition of properties, net	(17,654)	—	—
Asset impairment charges	837	—	—
Loss on valuation of derivative instruments	—	—	(4)
Share-based compensation	4,879	3,199	1,463
Depreciation and amortization	131,003	105,210	86,487
Amortization of deferred financing costs	1,056	2,713	1,619
Distributions from affiliate	(1,200)	(2,250)	(3,900)
Change in notes receivable from financed sales of inventory homes, net of repayments	(15,300)	(6,228)	(8,583)
Change in inventory, other assets and other receivables, net	(11,144)	(1,441)	(1,211)
Change in other liabilities	10,395	(5,801)	3,484
NET CASH PROVIDED BY OPERATING ACTIVITIES	133,320	114,683	87,251
INVESTING ACTIVITIES:
Investment in properties	(177,866)	(179,413)	(125,075)
Acquisitions of properties	(426,591)	(122,176)	(249,317)
Payments for deposits on acquisitions	(17,064)	—	—
Investment in note receivable of acquired properties	—	(49,441)	—
Proceeds related to affiliate dividend distribution	1,200	2,250	3,900
Proceeds related to disposition of land	221	—	172
Proceeds related to disposition of assets and depreciated homes, net	3,312	(1,017)	936
Proceeds related to the disposition of properties	59,706	—	—
Issuance of notes and other receivables	297	(3,841)	(6,440)
Repayments of notes and other receivables	6,080	1,226	605
NET CASH USED FOR INVESTING ACTIVITIES	(550,705)	(352,412)	(375,219)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	572,171	261,760	300,634
Net proceeds from stock option exercise	127	201	166
Net proceeds from issuance of Series A Preferred Stock	—	—	82,200
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(121,377)	(100,403)	(73,371)
Payments to retire preferred operating partnership units	(1,119)	(300)	—
Borrowings on lines of credit	526,546	415,410	253,195
Payments on lines of credit	(702,135)	(263,808)	(352,448)
Proceeds from issuance of other debt	323,241	175,507	192,278
Payments on other debt	(95,269)	(269,400)	(89,004)
Proceeds received from return of prepaid deferred financing costs	2,384	—	—
Payments for deferred financing costs	(8,478)	(5,993)	(2,031)
NET CASH PROVIDED BY FINANCING ACTIVITIES	496,091	212,974	311,619
Net change in cash and cash equivalents	78,706	(24,755)	23,651
Cash and cash equivalents, beginning of period	4,753	29,508	5,857
Cash and cash equivalents, end of period	$83,459	$4,753	$29,508

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $464, $678 and $0, respectively)	$60,289	$61,268	$79,400
Cash paid for interest on mandatorily redeemable debt	$3,225	$3,238	$3,326
Cash paid for state income taxes	$314	$155	$320
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$97	$362	$643
Reduction in secured borrowing balance	$21,812	$17,906	$13,680
Change in distributions declared and outstanding	$9,051	$4,646	$21,093
Settlement of membership interest	$213	$—	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-3 preferred OP units issued	$—	$3,463	$—
Acquisitions - Series A-4 preferred OP units issued	$18,852	$—	$—
Acquisitions - Series A-4 Preferred Stock issued	$13,610	$—	$—
Acquisitions - Common stock and OP units issued	$44,321	$—	$—
Acquisitions - debt assumed	$209,658	$—	$62,826
Acquisitions - other liabilities	$4,221	$—	$880
Acquisitions - release of note receivable and accrued interest	$—	$49,441	$—

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

We own, operate, and develop manufactured housing ("MH") and recreational vehicle ("RV") communities throughout the United States. As of December 31, 2014, we owned and operated a portfolio of 217 properties located in 29 states (the “Properties”), including 183 MH communities, 25 RV communities, and nine properties containing both MH and RV sites. As of December 31, 2014, the Properties contained an aggregate of 79,554 developed sites comprised of 61,231 developed manufactured home sites, 9,297 annual RV sites (inclusive of both annual and seasonal usage rights), 9,026 transient RV sites, and approximately 7,000 additional MH and RV sites suitable for development.

Principles of Consolidation

The accompanying financial statements include our accounts and all majority-owned and controlled subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity ("VIE"). All inter-company transactions have been eliminated in consolidation. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or consider a VIE, represent subsidiaries with a noncontrolling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results. This allocation is recorded as the noncontrolling interest in our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions related to the reported amounts included in our consolidated financial statements and accompanying footnote disclosures. Actual results could differ from those estimates.

Reclassifications and Revisions

Certain reclassifications have been made to prior periods’ financial statements in order to conform to current period presentation.

In the fourth quarter of 2014, management identified that certain accruals related to real estate taxes, deferred revenue and utilities primarily associated with communities acquired prior to 2007 were incorrect.  The cumulative reivison for the incorrect accruals approximated $13.5 million.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements were revised, in accordance with SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, due to the significance of the out-of-period correction in the fourth quarter of 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

A reconciliation of the effects of the revisions to the previously reported balance sheet at December 31, 2013 follows:

	December 31, 2013
	As reported	Revision	As revised
	(in thousands)
Notes and other receivables, net	$164,685	$(2,544)	$162,141
Other assets, net	$68,936	$(1,788)	$67,148
Total assets	$1,999,236	$(4,332)	$1,994,904
Other liabilities	$109,342	$9,201	$118,543
Total liabilities	$1,602,162	$9,201	$1,611,363
Distributions in excess of accumulated earnings	$(761,112)	$(12,189)	$(773,301)
Common and preferred OP units	$17,104	$(1,344)	$15,760
Total stockholders' equity	$397,074	$(13,533)	$383,541

A reconciliation of the effects of the revisions to the previously reported statement of stockholders' equity (deficit) for the years ending December 31, 2013, 2012 and 2011 follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Distributions in excess of accumulated earnings, as reported	$(761,112)	$(683,734)	$(617,953)
Prior period revision	(12,189)	(12,189)	(12,189)
Distributions in excess of accumulated earnings, revised	$(773,301)	$(695,923)	$(630,142)

Noncontrolling interests, as reported	$16,567	$20,468	$25,954
Prior period revision	(1,344)	(1,344)	(1,344)
Noncontrolling interests, revised	$15,223	$19,124	$24,610

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment.Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long-lived assets based on discounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

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

Other Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven year period based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware. Costs incurred to obtain new financing are capitalized and amortized over the terms of the related loan agreement using the straight-line method (which approximates the effective interest method).

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $80.7 million and $5.7 million as of December 31, 2014 and 2013, respectively. From time to time, we may have cash deposits in excess of federally insured amounts.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies, continued

Notes and Other Receivables

We provide financing to purchasers of manufactured homes generally located in our communities. The notes are collateralized by the underlying manufactured home sold. Notes receivable include both installment loans retained by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables (See Note 5 for additional information). For purposes of accounting policy, all notes receivable are considered one homogenous population, as the notes are typically underwritten using the same requirements and terms. Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss. Interest income is accrued based upon the unpaid principal balance of the loans.

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2014 and 2013. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable. See Note 5 for additional information.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the note receivables for impairment. No loans were considered impaired as of December 31, 2014 and 2013.

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

Restricted Cash

Restricted cash consists of amounts held in deposit at a financial institution to collateralize derivative instruments in a liability position and deposits for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2014 and 2013, $11.8 million and $9.4 million of restricted cash, respectively, was included as a component of Other assets on the consolidated balance sheets.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

Identified Intangible Assets

The Company amortizes identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. At December 31, 2014 and 2013, the carrying amounts of the identified intangible assets are included in Other assets on the consolidated balance sheets. See Note 6 for additional information on our intangible assets.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are amortized over the terms of the respective loans. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-50-40, Modifications and Extinguishments. At December 31, 2014 and 2013, deferred financing costs are included as a component of Other assets on the consolidated balance sheets.

Share-Based Compensation

Share-based compensation cost for service vesting restricted stock awards is measured based on the closing share price of our common stock on the date of grant. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. We measure the fair value of awards with performance conditions using the closing price of our common stock as of the grant date to calculate compensation cost. Each reporting period, we reevaluate our estimate of the number of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies, continued

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2014, 2013 and 2012, we had advertising costs of $3.2 million, $2.9 million and $2.5 million, respectively.

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

2.      Real Estate Acquisitions and Dispositions

Green Courte
First Closing
During the fourth quarter of 2014, we completed the first closing of the acquisition of the Green Courte properties. We acquired 32 MH communities with over 9,000 developed sites in 11 states. Included in the total consideration paid for the first closing was the issuance of 361,797 shares of common stock, 501,130 common OP units, 483,317 shares of Series A-4 Preferred Stock and 669,449 Series A-4 preferred OP units.
Second Closing
Subsequent to year-end, in January 2015, we completed the second closing of the acquisition of the Green Courte properties. We acquired the remaining 26 communities comprised of over 10,000 sites. Included in the total consideration paid for the second closing was the issuance of 4,377,072 shares of common stock and 5,847,234 shares of Series A-4 Preferred Stock.
Additionally, subsequent to year-end, one of Green Courte Partners funds purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units, for an aggregate purchase price of $12.5 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions and Dispositions, continued

The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid (in thousands):

	First Closing	Second Closing
At Acquisition Date	November 26, 2014 (1)	January 6, 2015 (1)	Total
Investment in property	$656,965	$818,530	$1,475,495
Notes receivable	5,189	964	6,153
Other (liabilities) assets	(4,221)	4,221	—
In-place leases and other intangible assets	12,870	15,460	28,330
Below market lease intangible	(10,820)	(54,580)	(65,400)
Assumed debt	(199,300)	(171,300)	(370,600)
Total identifiable assets and liabilities assumed	$460,683	$613,295	$1,073,978

Consideration
Common OP units (2)	$24,064	$—	$24,064
Series A-4 preferred OP units (3)	18,852	1,000	19,852
Common stock	20,257	258,918	279,175
Series A-4 Preferred Stock	13,610	175,417	189,027
Consideration from new mortgages	100,700	120,960	221,660
Cash consideration transferred	283,200	57,000	340,200
Total consideration transferred	$460,683	$613,295	$1,073,978
(1) The purchase price allocations for the first and second closings are preliminary and may be adjusted as final costs and final valuations are determined.

(2) To estimate the fair value of the common OP units at the valuation date, we utilized the market approach, observing public price of our common stock.

(3) To estimate the fair value of the Series A-4 preferred OP units at the valuation date, we utilized a Binomial Lattice Method of the income approach.

The amount of revenue and net income included in the consolidated statements of operations related to the Green Courte properties for the year ended December 31, 2014 is set forth in the following table (in thousands):

Year Ended December 31, 2014
(unaudited)
Revenue	$6,515
Net income	$(6,744)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions and Dispositions, continued

2014 Other Acquisitions:
In December 2014, we acquired Oak Creek, a MH community with 198 sites located in Coarsegold, California.
In June 2014, we acquired Lake Rudolph Campground and Recreational Vehicle Resort ("Lake Rudolph"), an RV community with 503 sites located in Santa Claus, Indiana.
In April 2014, we acquired Saco/Old Orchard Beach RV Resort ("Saco"), an RV community with 127 sites located in Saco, Maine.
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
The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid for other acquisitions completed in 2014 (in thousands):

At Acquisition Date	Wine Country	Castaways	Seashore	Driftwood	Saco (1)	Lake Rudolph(1)	Oak Creek (1)	Total
Investment in property	$13,250	$36,597	$24,258	$31,301	$4,366	$30,454	$15,944	$156,170
In-place leases and other intangible assets	—	—	500	790	—	—	390	1,680
Other assets	9	2	12	4	31	64	236	358
Below market lease and franchise intangibles	—	—	—	—	(6)	—	(140)	(146)
Other liabilities	(60)	(497)	(1,188)	(836)	(258)	(1,417)	(57)	(4,313)
Assumed debt	—	—	—	—	—	—	(10,358)	(10,358)
Total identifiable assets and liabilities assumed	$13,199	$36,102	$23,582	$31,259	$4,133	$29,101	$6,015	$143,391

Consideration
Cash consideration transferred	$13,199	$36,102	$23,582	$31,259	$4,133	$29,101	$6,015	$143,391
(1) The purchase price allocations for Saco, Lake Rudolph and Oak Creek are preliminary and may be adjusted as final costs and final valuations are determined.

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2014 and 2013 as if the properties acquired during 2014 were acquired on January 1, 2013. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2013 (in thousands, except per-share data).

	Year Ended December 31,
	(unaudited)
	2014	2013
Total revenues	$567,731	$539,020
Net income attributable to Sun Communities, Inc. common stockholders	$83,125	$60,985
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$2.01	$1.78
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$1.99	$1.77

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions and Dispositions, continued

2013 Acquisition Activity:
During the fourth quarter of 2013, we acquired Camelot Villa, a MH community with approximately 712 sites located in Macomb, Michigan, Jellystone Park at Birchwood Acres ("Jellystone at Birchwood"), an RV community with approximately 269 sites located in Woodridge, New York, and Vines RV Resort ("Vines"), an RV community with approximately 130 sites located in Paso Robles, California.
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

The amount of revenue and net income included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 for all acquisitions described above is set forth in the following table (in thousands):

	Year Ended December 31,
	(unaudited)
	2014	2013	2012
Revenue	$42,258	$60,148	$38,557
Net income	$9,214	$5,914	$290

Transaction Costs

Transaction costs of approximately $18.3 million, $3.9 million and $4.3 million have been incurred for the years ended December 31, 2014, 2013 and 2012, respectively, and are presented as “Transaction costs” in our consolidated statements of operations.

Dispositions

During the year ended December 31, 2014, we completed the sales of 10 MH communities: Bedford Hills, White Oak, Falcon Pointe, Timberbrook, Woodlake Estates, Byrne Hill, Continental Estates, Davison East, Countryside Village and Desert View Village. During the first quarter of 2014, the Company chose to early adopt Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Pursuant to ASU 2014-08, the disposals of the communities do not qualify for presentation as discontinued operations, as the sales do not have a major impact on our operations and financial results and do not represent a strategic shift. Additionally, the communities are not considered individually significant components and therefore do not qualify for presentation as discontinued operations. A gain of $17.7 million is recorded in "Gain on disposition of properties, net" in our consolidated statement of operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	December 31, 2014	December 31, 2013
Land	$309,386	$194,404
Land improvements and buildings	2,471,436	1,806,546
Rental homes and improvements	477,554	393,562
Furniture, fixtures, and equipment	81,586	65,086
Land held for future development	23,955	29,521
Investment property	3,363,917	2,489,119
Accumulated depreciation	(795,753)	(734,067)
Investment property, net	$2,568,164	$1,755,052

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and amenities.

During 2014, we recorded an impairment charge of $0.8 million associated with a long-lived asset for an MH and RV community located in La Feria, Texas. This community consists of 280 developed sites. Circumstances that prompted this test of recoverability included a decrease in net operating income and the overall operating performance of the community. We recognized the impairment loss because the long-lived asset's carrying value was deemed not recoverable and exceeded the estimated fair value. We estimated the fair value of the long-lived asset based on discounted future cash flows and any potential disposition proceeds for the asset. The impairment loss is recorded in "Asset impairment charge" on our consolidated statements of operations.

See Note 2, "Real Estate Acquisitions and Dispositions", for details on acquisitions.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable during 2014 and 2013 under which we received a total of $35.0 million and $34.0 million, respectively, of cash proceeds in exchange for relinquishing our right, title and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables as a transfer of financial assets. The proceeds from the transfer have been recognized as a secured borrowing.

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5) and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $123.0 million (net of allowance of $0.7 million) and $109.8 million (net of allowance of $0.7 million) as of December 31, 2014 and December 31, 2013, respectively.  The outstanding balance on the secured borrowing was $123.7 million and $110.5 million as of December 31, 2014 and December 31, 2013, respectively.

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

	Year Ended
	December 31, 2014	December 31, 2013
Beginning balance	$110,510	$94,409
Financed sales of manufactured homes	34,952	34,007
Principal payments and payoffs from our customers	(11,845)	(7,930)
Principal reduction from repurchased homes	(9,967)	(9,976)
Total activity	13,140	16,101
Ending balance	$123,650	$110,510

The collateralized receivables earn interest income and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $11.8 million, $10.6 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2014	December 31, 2013
Installment notes receivable on manufactured homes, net	$25,884	$25,471
Collateralized receivables, net (see Note 4)	122,962	109,821
Other receivables, net	26,011	29,393
Total notes and other receivables, net	$174,857	$164,685

Installment Notes Receivable on Manufactured Homes

The installment notes of $25.9 million (net of allowance of $0.1 million) and $25.5 million (net of allowance of $0.1 million) as of December 31, 2014 and December 31, 2013, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.7% and 10.4 years as of December 31, 2014, and 8.9% and 11.9 years as of December 31, 2013.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Beginning balance	$25,575	$22,019
Financed sales of manufactured homes	946	7,798
Acquired notes (see Note 2)	5,189	852
Principal payments and payoffs from our customers	(4,088)	(3,838)
Principal reduction from repossessed homes	(1,598)	(1,256)
Total activity	449	3,556
Ending balance	$26,024	$25,575

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $123.0 million (net of allowance of $0.7 million) and $109.8 million (net of allowance of $0.7 million) as of December 31, 2014 and December 31, 2013, respectively.  The receivables have a net weighted average interest rate and maturity of 10.4% and 14.6 years as of December 31, 2014, and 10.7% and 13.6 years as of December 31, 2013.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for losses for collateralized and installment notes receivable as of December 31, 2014 and December 31, 2013 (in thousands):

	Year Ended
	December 31, 2014	December 31, 2013
Beginning balance	$(793)	$(697)
Lower of cost or market write-downs	280	421
Increase to reserve balance	(316)	(517)
Total activity	(36)	(96)
Ending balance	$(828)	$(793)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      Notes and Other Receivables, continued

Other Receivables

As of December 31, 2014, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.9 million (net of allowance of $1.0 million), home sale proceeds of $7.4 million, insurance receivables of $1.0 million, insurance settlement of $3.7 million, rebates and other receivables of $6.8 million and a note receivable of $2.2 million. The $2.2 million note bears interest at 8.0% for the first two years and 7.9% for the remainder of the loan, is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2013 other receivables were comprised of amounts due from residents for rent and water and sewer usage of $6.9 million (net of allowance of $0.7 million), home sale proceeds of $5.7 million, insurance receivables of $2.0 million, insurance settlement of $3.7 million, rebates and other receivables of $4.6 million and two notes receivable of $4.3 million and $2.2 million.

In June 2014, a $4.3 million note receivable, which was secured by senior mortgages on two RV communities, a pledge of $4.0 million in Series A-3 Preferred OP Units, a subordinated interest in cash collateral account and equity interests in another RV community, was paid in full.

6. Intangible Assets

Our intangible assets are in-place leases from acquisitions and franchise fees. These intangible assets are recorded within Other assets on the consolidated balance sheet. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		December 31, 2014		December 31, 2013
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$41,511	$(12,107)	$26,961	$(8,239)
Franchise fees	15 years	764	(106)	770	(29)
Total		$42,275	$(12,213)	$27,731	$(8,268)

During 2014, in connection with our acquisitions, we purchased intangible assets classified as in-place leases valued at approximately $14.6 million.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Year Ended December 31,
Intangible Asset	2014	2013	2012
In-place leases	$3,867	$3,297	$1,657
Franchise fees	77	60	—
Total	$3,944	$3,357	$1,657

We anticipate the amortization expense for the existing intangible assets to be as follows for the next five years (in thousands):

	Year
	2015	2016	2017	2018	2019
Estimated expense	$5,564	$5,564	$5,690	$4,902	$3,896

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At December 31, 2014 and 2013, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19.0%. Although it is no longer originating or servicing loans, Origen continues to manage an existing portfolio of manufactured home loans and asset backed securities. We have suspended equity accounting for this investment as the carrying value of our investment is zero. We did, however, receive distributions of $1.2 million on our shares of Origen common stock during 2014. Our investment in Origen had a market value of approximately $8.2 million based on a quoted market closing price of $1.64 per share as reported on the OTC Pink Marketplace as of December 31, 2014.

In January 2015, Origen announced that it completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management LP. Origen also announced that it has entered into a letter of intent with Mack Real Estate Credit Strategies, ("MRECS"), an affiliate of Mack Real Estate Group, for a proposed transaction pursuant to which MRECS and other third parties would invest additional capital into Origen by purchasing shares of newly issued common stock. Origen would continue to operate its business as a mortgage REIT and would be externally managed pursuant to a market based management agreement with MRECS. Under the letter of intent, it is anticipated that Origen's stockholders would be given the option to: (a) tender their shares to Origen for cash in an amount equal to Origen's estimated current net cash value, payable at the conclusion of the tender period, or (b) retain their shares in Origen. Origen’s Board of Directors approved the letter of intent and, as permitted by the plan of dissolution approved by Origen’s stockholders in October 2014, Origen has abandoned the plan of dissolution and the distribution of its remaining cash net of expenses and reserves pending completion of the transaction with MRECS. The MRECS transaction is subject to the further negotiation and execution of definitive transaction documents, MRECS’s satisfactory completion of its due diligence on Origen, and other customary closing conditions.

The following table sets forth certain summarized financial information for Origen, which was determined to be a significant subsidiary in2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Revenues	$49,775	$64,838
Expenses	(51,912)	(66,215)
Net loss	$(2,137)	$(1,377)

December 31, 2013
ASSETS
Loans receivable	$463,254
Other assets	15,529
Total assets	$478,783
LIABILITIES
Warehouse and securitization financing	$423,369
Other liabilities	38,109
Total liabilities	$461,478

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Consolidated Variable Interest Entities

Variable interest entities ("VIEs") that are consolidated include Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”) and Wildwood Village Mobile Home Park, LLC ("Wildwood"). We evaluated our arrangements with these properties under the guidance set forth in FASB ASC Topic 810, Consolidation. We concluded that the Rudgate Borrowers and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities.  As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

In December 2014, we assumed a mezzanine loan in the amount of $17.7 million, in connection with the Green Courte acquisition, and also assumed a property management agreement to manage and operate the Wildwood community.

In November 2012, we guaranteed certain non-recourse carveouts under a $45.9 million mortgage loan (the “Senior Loan”) from Ladder Capital Finance LLC to the Rudgate Borrowers. The Senior Loan is secured by the two MH communities that we manage but do not own, which are located in southeast Michigan. In addition, we entered into a mezzanine loan agreement with the sole members of the Rudgate Borrowers under which we agreed to provide mezzanine financing in the amount of $15.1 million in respect of the two MH communities managed by us, and entered into property management agreements to manage and operate these two communities.

Included in our consolidated financial statements after appropriate eliminations were amounts related to the VIEs at December 31, 2014 and December 31, 2013 as follows (in thousands):

	December 31, 2014	December 31, 2013
ASSETS
Investment property, net	$94,230	$56,805
Other assets	4,400	3,926
Total Assets	$98,630	$60,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$65,849	$45,209
Other liabilities	10,442	6,564
Noncontrolling interests	(416)	(537)
Total Liabilities and Stockholders' Equity	$75,875	$51,236

Investment property, net and other assets related to the consolidated VIEs comprised approximately 3.4% and 3.0% of our consolidated total assets and debt and other liabilities comprised approximately 3.8% and 3.2% of our consolidated total liabilities at December 31, 2014 and December 31, 2013, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at December 31, 2014 and December 31, 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Collateralized term loans - FMNA	$492,800	$440,790	7.1	7.7	4.0%	3.8%
Collateralized term loans - FMCC	152,462	—	9.9	—	4.0%	—%
Collateralized term loans - Life Companies	204,638	2,489	10.9	3.3	4.3%	8.0%
Collateralized term loans - CMBS	806,840	710,626	5.4	5.9	5.3%	5.3%
Preferred OP Units	45,903	47,022	6.8	7.6	6.9%	6.9%
Secured Borrowing	123,650	110,510	14.6	13.5	10.4%	10.6%
Total debt	$1,826,293	$1,311,437	7.5	7.2	5.1%	5.3%
Collateralized Term Loans

In December 2014, we borrowed the aggregate amount of $74.0 million under two mortgage loans from The Northwestern Mutual Life Insurance Company (“NM”). The loans have a 15 year term and a blended rate of 3.65%.

During the fourth quarter of 2014, in relation to the acquisition of the Green Courte properties (see Note 2), we refinanced approximately $100.7 million of mortgage debt with Freddie Mac ("FMCC") on 12 of the communities (resulting in proceeds of $152.5 million) at an interest rate of 4.03% per annum and a term of 10 years, and we assumed approximately $182.4 million of mortgage debt on 12 of the communities at a weighted average interest rate of 5.89% and a weighted average remaining term of 4.35 years.

In September 2014, we paid off the $2.4 million mortgage agreement secured by Brookside Village upon maturity and $13.5 million mortgage agreement secured by Cave Creek and Pine Trace.

In August 2014, we paid off $52.6 million of Fannie Mae ("FNMA") debt, and we paid in full a $6.5 million mortgage agreement secured by Sheffield Estates upon maturity.

In July and August 2014, we borrowed the aggregate amount of $63.5 million under five mortgage loans from Ladder Capital Finance, LLC ("Ladder"). The loans have a 10 year term and a blended annual interest rate of 4.56%. The proceeds of the loans were used to pay down a portion of our senior secured line of credit.

In January 2014, we and four of our subsidiaries borrowed the aggregate amount of $99.0 million under four mortgage loans (each, an “Individual Loan” and, together, the “Loan”) from NM pursuant to a Master Loan Agreement with NM. Each Individual Loan accrues interest at a rate of 4.20% and matures on February 13, 2026. We and each of the four borrowers have guaranteed the Loan. The proceeds of the Loan were used to repay a portion of our senior secured line of credit.

In December 2013, we and nine of our subsidiaries entered into a loan agreement with a lender for a $72.4 million term loan ("Pool A Loan"), and we and nine of our other subsidiaries entered into a loan agreement with the same lender for a $69.1 million term loan ("Pool B Loan", and collectively with the Pool A Loan, the "Loans"). The Loans mature on January 1, 2024. The Pool A Loan accrues interest at 4.89% per year and is secured by eight MH communities and two RV communities. The Pool B Loan accrues interest at 4.90% per year and is secured by eight MH communities and one RV community. We used the proceeds of the Loans and $34.4 million of additional cash to repay in full 11 loans previously made to subsidiaries of the Company.

In October 2013, we paid off maturing loans totaling $5.8 million, which were secured by two properties, Dutton Mills and Falcon Pointe.

In May 2013, we extended until May 1, 2023, $151.4 million of FNMA debt, which had an original maturity date of May 1, 2013. The current weighted average interest rate on this debt is 3.6%.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit, continued

In May 2013, we paid off the entire $3.5 million mortgage agreement secured by Holiday West Village upon maturity.

In April 2013, we paid off the sellers note associated with the acquisition of Rainbow RV Resort. The note had a principal balance of $0.6 million.

In January 2013, we paid off the sellers note associated with the acquisition of Palm Creek. The note had a principal balance of $36.0 million and an interest rate of 2.0%. We also paid off the remaining $30.0 million outstanding under our $36.0 million variable financing loan from Bank of America, N.A. and The Private Bank.

The collateralized term loans totaling $1.7 billion as of December 31, 2014, are secured by 147 properties comprised of 49,390 sites representing approximately $1.6 billion of net book value.

Preferred OP units

The Aspen preferred OP units are convertible into 509,676 common shares based on a conversion price of $68 per share with a redemption date of January 1, 2024. The current preferred rate is 6.5%.

Secured Borrowing

See Note 4, "Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Lines of Credit

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of December 31, 2014, the margin was 1.65%. At December 31, 2014 we had no amount outstanding under the Facility and at December 31, 2013, we had approximately $178.1 million outstanding under the Facility. At December 31, 2014 and 2013, approximately $3.2 million and$2.7 million, respectively, of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

In February 2013, we entered into a $61.5 million credit agreement to fund a portion of the purchase of the Morgan RV Properties acquisition (see Note 2 "Real Estate Acquisitions and Dispositions"). This loan was paid off in March 2013.

We also have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At both December 31, 2014 and 2013, the effective interest rate was 5.5%, and there was no amount outstanding.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least twelve months’ notice of its intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate published in the Wall Street Journal on the first business day of each month or 6.0%. At December 31, 2014 the effective interest

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Debt and Lines of Credit, continued

rate was 7.0%.  The outstanding balance was $5.8 million and $3.3 million as of December 31, 2014 and December 31, 2013, respectively.

Long-term Debt Maturities

As of December 31, 2014, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2015	2016	2017	2018	2019	Thereafter
Lines of credit	$5,794	$5,794	$—	$—	$—	$—	$—
Mortgage loans payable:
Maturities	1,410,652	24,810	267,863	92,289	38,315	16,508	970,867
Principal amortization	227,887	24,093	23,804	23,325	23,263	23,670	109,732
Preferred OP units	45,903	3,670	7,570	—	—	—	34,663
Secured borrowing	123,650	5,167	5,715	6,258	6,802	7,362	92,346
Total	$1,813,886	$63,534	$304,952	$121,872	$68,380	$47,540	$1,207,608

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. As of December 31, 2014, we were in compliance with all covenants.

10.      Equity Transactions

During the fourth quarter of 2014, in connection with the Green Courte acquisition, we issued 361,797 shares of common stock at an issuance price of $50.00 per share, 501,130 common OP units at an issuance price of $50.00 per unit, 483,317 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share and 669,449 Series A-4 preferred OP units at an issuance price of $25.00 per unit (see Note 2). Series A-4 Preferred Stock and Series A-4 preferred OP unit holders can convert the shares or units into shares of common stock based upon an initial conversion price of $56.25 per share (subject to adjustment upon various events) and receive a preferred return of 6.50% per year.
In September 2014, we closed an underwritten registered public offering of 6,900,000 shares of common stock at a price of $50.60 per share, which includes 900,000 shares sold to the underwriter pursuant to the full exercise of its option to purchase additional shares. Net proceeds from the offering were approximately $348.9 million after deducting expenses related to the offering. We used the majority of the net proceeds of the offering to fund the cash portion of the purchase price for the acquisition of MH communities from the Green Courte entities (see Note 2) and used the remainder of the net proceeds from the offering to repay borrowings outstanding under the Facility.

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

In May 2012, we entered into an "at-the-market" sales agreement with BMO Capital Markets Corp. and Liquidnet Inc. to issue and sell up to $100 million of shares from time to time. During 2014, 157,989 shares of common stock were sold through the agreement. The shares of common stock were sold at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $62.42, and we received net proceeds of approximately $9.7 million. Subsequent to year-end, we sold an additional 342,011 shares of common stock through the agreement at a weighted average sale price of $63.94. We received net proceeds of approximately $21.5 million. We are authorized to sell an additional $43.7 million of common stock remaining under the sales agreement.
In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during 2014 or 2013.  There is no expiration date specified for the repurchase program.

Common OP Unit holders can convert their Common OP units into an equivalent number of shares of common stock at any time.  During 2014, holders of Common OP units converted 9,110 units into common stock. No units were converted into common stock during 2013.

Series A-1 preferred OP unit holders can convert their preferred OP units into 2.439 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations and similar events) at any time. During 2014, holders of Series A-1 preferred OP units converted 26,379 units into 64,335 shares of common stock. No Series A-1 preferred OP units were converted into common stock during 2013.

Cash distributions of $0.65 per share were declared for the quarter ended December 31, 2014. On January 16, 2015, cash payments of approximately $33.2 million for aggregate distributions and distribution equivalents were made to common stockholders, common OP unitholders and restricted stockholders of record as of December 31, 2014. Cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock for the quarter ended December 31, 2014. On January 15, 2015, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of January 2, 2015. In addition, cash distributions of $0.1580 per share were declared on the Company's Series A-4 Preferred Stock for the quarter ended December 31, 2014. On December 31, 2014, cash payments of approximately $0.1 million were made to Series A-4 Preferred Stock holders of record as of December 19, 2014. During 2014, we made total cash payments of approximately $112.3 million to common stockholders, common OP unitholders and restricted stockholders, $6.0 million to Series A Preferred Stock holders and $0.1 million to Series A-4 Preferred Stock holders.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation

As of December 31, 2014, we have two share-based compensation plans approved by stockholders: Sun Communities, Inc. Equity Incentive Plan (“2009 Equity Plan”) and the First Amended and Restated 2004 Non-Employee Director Option Plan (“Director Plan”). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

2009 Equity Plan

The 2009 Equity Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 29, 2009. The 2009 Equity Plan replaced the Sun Communities, Inc. Stock Option Plan adopted in 1993, as amended and restated in 1996 and 2000, and terminates automatically July 29, 2019.

The types of awards that may be granted under the 2009 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock based awards. The maximum number of shares of common stock that may be issued under the 2009 Equity Plan is 950,000 shares, with 240,820 shares remaining for future issuance.

During 2014, the Company and Gary A. Shiffman (the Company's Chairman and Chief Executive Officer) entered into an Amended and Restated Restricted Stock Award Agreement, which amended and restated in its entirety the Restricted Stock Award Agreement dated June 20, 2013 between the Company and Mr. Shiffman. Under the original stock award agreement, the Company granted Mr. Shiffman 250,000 restricted shares of the Company's common stock, of which 175,000 restricted shares were awarded in respect of the performance of Mr. Shiffman and the Company over the prior three years and 75,000 restricted shares were awarded to induce Mr. Shiffman to execute a new five-year employment agreement. All of these restricted shares were scheduled to vest over time through June 2020. The restated stock award agreement amended the vesting schedule of the restricted shares, of which 100,000 restricted shares are now subject to market and performance conditions and the remaining 150,000 shares will vest over time through June 2020. We accounted for the modification of this award is accordance with the FASB ASC Topic 718. See discussion below on the fair value measurement of these awards.

During 2014, we granted 45,250 shares of restricted stock to employees under our 2009 Equity Plan. The restricted shares had a an average fair value of $52.54 per share and will vest as follows: 35% in 2017; 35% in 2018; 20% in 2019, 5% in 2020; and 5% in 2021. The fair value was determined using the closing price of our common stock on the date the shares were issued.

During 2014, we also granted 58,000 shares of restricted stock to our executive officers under our 2009 Equity Plan. The restricted shares had a fair value of $48.93 per share and will vest as follows: 20% in 2018; 30% in 2019; 35% in 2020; 10% in 2021; and 5% in 2022. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

Director Plan

The Director Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The Director Plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan.

The types of awards that may be granted under the Director Plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the Director Plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 175,000 shares, with 75,674 shares remaining for future issuance.

In February 2014, we granted 14,000 shares of restricted stock to our directors under our Director Plan. The awards vest on February 12, 2017, and had a fair value of $48.01 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the year ended December 31, 2014, 6,833 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

We have recognized compensation costs associated with share based awards of $4.9 million, $3.2 million, and $1.5 million for the years ended December 31, 2014, 2013, and 2012 respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

Restricted Stock

The majority of our share-based compensation is awarded as service vesting restricted stock grants to executives and key employees. We have also awarded restricted stock to our non-employee directors. We measure the fair value associated with these awards using the closing price of our common stock as of the grant date to calculate compensation cost. Employee awards typically vest over several years and are subject to continued employment by the employee. Award recipients receive distribution payments on unvested shares of restricted stock.

As of December 31, 2014, we have 50,000 shares of restricted stock issued to Mr. Shiffman subject to certain Company performance criteria, of which 12,500 shares vest on March 1 of each 2015, 2016, 2017 and 2018. Compensation expense is recognized in accordance with ASC Topic 718 and based on an estimate of shares expected to vest. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. The fair value of these awards was measured using the closing price of our common stock as of the grant modification date to calculate compensation cost. Each reporting period, we reevaluate our estimate of the number of shares expected to vest. The performance conditions were satisfied for the shares vesting on March 1, 2015 and compensation expense was recognized as of December 31, 2014.

We also have 50,000 shares of restricted stock issued to Mr. Shiffman subject to certain market performance criteria, of which 16,667 shares vest on March 1 of each 2016, 2017 and 2018. In accordance with ASC Topic 718, we estimated the fair value of the shares using a Monte Carlo simulation. We recognize compensation cost ratably over each tranche of shares based on the fair value estimated by the model.

The following table summarizes our restricted stock activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2012	275,871	$28.93
Granted	44,600	$40.93
Vested	(8,750)	$19.92
Forfeited	(1,214)	$37.04
Unvested restricted shares at December 31, 2012	310,507	$30.88
Granted	371,300	$47.19
Vested	(37,291)	$16.87
Forfeited	(12,560)	$38.47
Unvested restricted shares at December 31, 2013	631,956	$41.14
Granted	117,250	$49.97
Vested	(55,488)	$25.57
Forfeited	(4,975)	$38.45
Unvested restricted shares at December 31, 2014	688,743	$43.87

Total compensation cost recognized for restricted stock was $4.9 million, $3.2 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total fair value of shares vested was $1.4 million, $0.6 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2014 is approximately $21.1 million. That expense is expected to be recognized $5.3 million in 2015, $4.7 million in 2016, $4.6 million in 2017 and $6.5 million thereafter.

Options

We have granted stock options to certain employees and non-employee directors. Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date. Stock options generally vest over a three year

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Share-Based Compensation, continued

period from the date of grant and have a maximum term of 10 years. No grants of options were made in 2014, 2013 or 2012. We issue new shares of common stock at the time of share option exercise (or share unit conversion).

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model. The options outstanding as of December 31, 2014 consist of 32,500 non-employee director options. There are no employee options outstanding. The compensation expense associated with non-vested stock option awards was not significant for the years ended December 31, 2014, 2013, and 2012.

The following table summarizes our option activity during the years ended December 31, 2014, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price (per common share)
Options outstanding at January 1, 2012	77,086	$29.64
Granted	—	$—
Exercised	(16,256)	$30.12
Forfeited or expired	(4,880)	$33.16
Options outstanding at December 31, 2012	55,950	$29.19
Granted	—	$—
Exercised	(9,700)	$21.67
Forfeited or expired	—	$—
Options outstanding at December 31, 2013	46,250	$30.77
Granted	—	$—
Exercised	(12,250)	$33.40
Forfeited or expired	(1,500)	$35.44
Options outstanding at December 31, 2014	32,500	$29.56

The following table summarizes our options outstanding and options currently exercisable at December 31, 2014:

	December 31, 2014
	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options vested and expected to vest	32,500	$29.56	4.2	$1,004

Options vested and exercisable	32,500	$29.56	4.2	$1,004

Aggregate intrinsic value represents the value of our closing share price as of the end of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. For the years ended December 31, 2014, 2013 and 2012, the intrinsic value of exercised options was $0.3 million, $0.2 million and $0.2 million, respectively. For the years ended December 31, 2014, 2013 and 2012, the intrinsic value of vested and exercisable options was $1.0 million, $0.5 million and $0.5 million, respectively.

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is approximately $31.6 million for the year ended December 31, 2014. This transient revenue was recognized 25.3% in the first quarter, 18.3% in the second quarter, 43.3% in the third quarter and 13.1% in the fourth quarter of 2014.

A presentation of segment financial information is summarized as follows (in thousands):

	Year Ended December 31, 2014
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$357,793	$93,167	$450,960
Operating expenses/Cost of home sales	125,315	63,826	189,141
Net operating income/Gross profit	232,478	29,341	261,819
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	20,715	—	20,715
General and administrative	(31,769)	(10,853)	(42,622)
Acquisition related costs	(18,251)	(8)	(18,259)
Depreciation and amortization	(88,695)	(45,031)	(133,726)
Asset impairment charge	(837)	—	(837)
Interest	(73,752)	(19)	(73,771)
Interest on mandatorily redeemable debt	(3,210)	—	(3,210)
Gain on disposition of properties	17,447	207	17,654
Gain on settlement	4,452	—	4,452
Distributions from affiliate	1,200	—	1,200
Provision for state income taxes	(219)	—	(219)
Net income (loss)	59,559	(26,363)	33,196
Less: Preferred return to Series A-1 preferred OP units	2,654	—	2,654
Less: Preferred return to Series A-3 preferred OP units	181	—	181
Less: Preferred return to Series A-4 preferred OP units	100	—	100
Less: Amounts attributable to noncontrolling interests	3,698	(1,946)	1,752
Net income (loss) attributable to Sun Communities, Inc.	52,926	(24,417)	28,509
Less: Preferred stock distributions	6,133	—	6,133
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$46,793	$(24,417)	$22,376

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Segment Reporting, continued

	Year Ended December 31, 2013
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$313,097	$87,352	$400,449
Operating expenses/Cost of home sales	109,921	60,732	170,653
Net operating income/Gross profit	203,176	26,620	229,796
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	14,773	—	14,773
General and administrative	(25,941)	(9,913)	(35,854)
Acquisition related costs	(3,928)	—	(3,928)
Depreciation and amortization	(73,729)	(36,349)	(110,078)
Interest expense	(73,001)	(338)	(73,339)
Interest on mandatorily redeemable debt	(3,238)	—	(3,238)
Distributions from affiliate	2,250	—	2,250
Provision for state income taxes	(234)	—	(234)
Net income (loss)	40,128	(19,980)	20,148
Less: Preferred return to Series A-1 preferred OP units	2,598	—	2,598
Less: Preferred return to Series A-3 preferred OP units	166	—	166
Less: Amounts attributable to noncontrolling interests	2,450	(1,732)	718
Net income (loss) attributable to Sun Communities, Inc.	34,914	(18,248)	16,666
Less: Preferred stock distributions	6,056	—	6,056
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$28,858	$(18,248)	$10,610

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Segment Reporting, continued

	Year Ended December 31, 2012
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$255,761	$71,736	$327,497
Operating expenses/Cost of home sales	88,046	53,059	141,105
Net operating income/Gross profit	167,715	18,677	186,392
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	11,455	—	11,455
General and administrative	(20,037)	(8,316)	(28,353)
Acquisition related costs	(4,296)	—	(4,296)
Depreciation and amortization	(61,039)	(28,635)	(89,674)
Interest	(67,756)	(103)	(67,859)
Interest on mandatorily redeemable debt	(3,321)	—	(3,321)
Distributions from affiliate	3,900	—	3,900
Provision for state income taxes	(249)	—	(249)
Net income (loss)	26,372	(18,377)	7,995
Less: Preferred return to Series A-1 preferred OP units	2,329	—	2,329
Less: Amounts attributable to noncontrolling interests	1,640	(1,958)	(318)
Net income (loss) attributable to Sun Communities, Inc.	22,403	(16,419)	5,984
Less: Preferred stock distributions	1,026	—	1,026
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$21,377	$(16,419)	$4,958

	December 31, 2014			December 31, 2013
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$2,207,526	$360,638	$2,568,164	$1,460,628	$294,424	$1,755,052
Cash and cash equivalents	81,864	1,595	83,459	5,336	(583)	4,753
Inventory of manufactured homes	—	8,860	8,860	—	5,810	5,810
Notes and other receivables, net	163,713	11,144	174,857	151,980	10,161	162,141
Other assets	97,485	4,867	102,352	62,554	4,594	67,148
Total assets	$2,550,588	$387,104	$2,937,692	$1,680,498	$314,406	$1,994,904

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) as defined under Section 856 of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from certain-specified qualifying sources and at least seventy-five percent (75%) of our gross income must be derived from income qualifying as real estate income under the Code. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and determined that we continued to qualify as a REIT for the year ended December 31, 2014.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2014, 2013, and 2012, distributions paid per share were taxable as follows (unaudited):

	Years Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.82	31.7%	$0.87	34.6%	$0.92	48.7%
Capital gain	0.64	24.6%	—	—%	—	—%
Return of capital	1.14	43.7%	1.65	65.4%	0.97	51.3%
Total distributions declared	$2.60	100.0%	$2.52	100.0%	$1.89	100.0%

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

The deferred tax assets included in the consolidated balance sheets are comprised of the following tax effects of temporary differences (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$26,214	$24,237
Real estate assets	29,092	23,999
Amortization of intangibles	(128)	(128)
Gross deferred tax assets	55,178	48,108
Valuation allowance	(54,178)	(47,108)
Net deferred tax assets	$1,000	$1,000

SHS has operating loss carryforwards of approximately $77.1 million (or $26.2 million after tax) as of December 31, 2014. The loss carryforwards will begin to expire in 2021 through 2031 if not offset by future taxable income. Management believes its net deferred tax asset will be realized but realization is continuously subject to an assessment as to recoverability in the future.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes, continued

The deferred tax asset will be used when we generate sufficient taxable income. No federal tax expense was recognized in the years ended December 31, 2014, 2013, and 2012.

We had no unrecognized tax benefits as of December 31, 2014 and 2013. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014.

We classify certain state taxes as income taxes for financial reporting purposes.  We record Texas Margin Tax as income tax in our financial statements. We recorded a provision for state income taxes of approximately $0.2 million, for each of the years ended December 31, 2014, 2013, and 2012. No deferred tax liability is recorded in relation to the Texas Margin Tax as of December 31, 2014 and 2013.

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

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense.  No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2014, 2013 and 2012.

14.    Earnings Per Share

We have outstanding stock options, unvested restricted shares and Series A-4 Preferred Stock, and our Operating Partnership has Common OP units, convertible Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended December 31,
Numerator	2014	2013	2012
Net income attributable to common stockholders	$22,376	$10,610	$4,958
Allocation of income to restricted stock awards	(127)	(144)	58
Net income attributable to common stockholders after allocation	$22,249	$10,466	$5,016
Allocation of income to restricted stock awards	127	144	(58)
Amounts attributable to Series A-4 Preferred Stock	76	—	—
Diluted earnings: net income attributable to common stockholders after allocation	$22,452	$10,610	$4,958
Denominator
Weighted average common shares outstanding	41,337	34,228	26,970
Add: dilutive stock options	16	15	17
Add: dilutive restricted stock	237	167	138
Add: dilutive Series A-4 Preferred Stock	215	—	—
Diluted weighted average common shares and securities	41,805	34,410	27,125
Earnings per share available to common stockholders:
Basic	$0.54	$0.31	$0.19
Diluted	$0.54	$0.31	$0.18

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Earnings Per Share, continued

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Common OP units	2,561	2,069	2,071
Series A-1 preferred OP units	429	455	455
Series A-3 preferred OP units	40	40	—
Series A-4 preferred OP units	669	—	—
Aspen preferred OP units	1,284	1,325	1,325
Total securities	4,983	3,889	3,851

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2014 and 2013. Income (loss) per share for the year may not equal the sum of the fiscal quarters' income (loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2014
Total revenues	$111,181	$115,387	$125,435	$119,672
Total expenses	100,651	108,993	112,655	139,267
Income (loss) before income taxes and distributions from affiliate	$10,530	$6,394	$12,780	$(19,595)

Distributions from affiliate (1)	$400	$400	$400	$—
Gain on disposition of properties, net (2)	$—	$885	$13,631	$3,138
Gain on settlement	$—	$—	$—	$4,452
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,846	$4,928	$22,671	$(13,069)

Earnings per share:
Basic	$0.21	$0.12	$0.54	$(0.27)
Diluted	$0.21	$0.12	$0.54	$(0.27)

2013 (3)
Total revenues	$102,913	$100,151	$107,201	$104,957
Total expenses	94,983	97,290	101,841	102,976
Income (loss) before income taxes and distributions from affiliate	$7,930	$2,861	$5,360	$1,981

Distributions from affiliate (1)	$400	$450	$700	$700
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$5,744	$1,035	$3,749	$82

Earnings (loss) per share:
Basic	$0.19	$0.03	$0.10	$—
Diluted	$0.19	$0.03	$0.10	$—
(1) Refer to Note 7 for more information regarding distributions from affiliate.

(2) During the second quarter of 2014, we recorded a gain on disposition of properties, net of $0.9 million. In the fourth quarter of 2014, we identified and recorded a revision to this gain of $3.2 million. Had this revision been recorded in the second quarter instead of the fourth quarter, our basic and diluted earnings per share would have been income of $0.20 in the second quarter and a loss of $0.34 in the fourth quarter. Management of the Company concluded that the effect of the fourth quarter revision was not material to the second and fourth quarter 2014 financial statements.

(3) Financial information includes certain reclassifications to conform to current period presentation.

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2014:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.2320%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2320%	11.0200%	—%	N/A

In January 2014, our interest rate swap agreement with a notional amount of $20.0 million expired. We did not enter into a new interest rate swap agreement.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 17 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Interest rate swap and cap agreements	Other assets	$—	$—	Other liabilities	$—	$97
Total derivatives designated as hedging instruments		$—	$—		$—	$97

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

Our hedges were highly effective and had minimal effect on income.  The following table summarizes the impact of derivative instruments for the years ended December 31, 2014, 2013 and 2012 as recorded in the consolidated statements of operations (in thousands):

Derivatives in cash flow hedging relationship	Amount of gain or (loss) recognized in OCI (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)
	Year Ended December 31,				Year Ended December 31,
	2014	2013	2012		2014	2013	2012
Interest rate swap and cap agreements	$97	$362	$643	Interest expense	$—	$—	$—

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive loss in our consolidated balance sheets. To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. No gain or loss was recognized in the consolidated financial statements

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Derivative Instruments and Hedging Activities, continued

related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the years ended December 31, 2014 and 2013. An insignificant loss was recognized during the year ended December 31, 2012.

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of December 31, 2013, we had collateral deposits recorded in other assets of approximately $0.7 million. As of December 31, 2014, we had no such deposits recorded.

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

Installment Notes on Manufactured Homes
The net carrying value of the installment notes on manufactured homes estimates the fair value as the interest rates in the portfolio comparable to current prevailing market rates (Level 2).

Long Term Debt and Lines of Credit
The fair value of long term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted and rates currently prevailing for comparable loans and instruments of comparable maturities (Level 2).

Collateralized Receivables and Secured Borrowing
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing in the consolidated comparable to current prevailing market rates (Level 2).

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Fair Value of Financial Instruments, continued

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2014.  The table presents the carrying values and fair values of our financial instruments as of December 31, 2014 and December 31, 2013 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2014		December 31, 2013
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$25,884	$25,884	$25,471	$25,471
Collateralized receivables, net	$122,962	$122,962	$109,821	$109,821
Financial liabilities
Derivative instruments	$—	$—	$97	$97
Debt (excluding secured borrowing)	$1,702,643	$1,752,939	$1,200,927	$1,211,821
Secured borrowing	$123,650	$123,649	$110,510	$110,510
Lines of credit	$5,794	$5,794	$181,383	$181,383

The table below sets forth, by level, our financial assets and liabilities that were required to be carried at fair value in the consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

	Description	Frequency	Asset/(Liability)	Level 1	Level 2	Level 3
December 31, 2014	Derivative instruments	Recurring	$—	$—	$—	$—
December 31, 2013	Derivative instruments	Recurring	$(97)	$—	$(97)	$—

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, (“ASU 2014-15”), Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impacts the new standard will have on our quarterly reporting process.
In May 2014, the FASB issued ASU No. 2014-09, (“ASU 2014-09”), Revenue from Contracts with Customers as a new Topic, Accounting Standards Codification ("ASC") Topic 606. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new standard, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 and shall be applied using either a full retrospective or modified retrospective approach. Early adoption is not permitted. We are currently evaluating the new guidance and have not determined the impact this standard may have on our consolidated financial statements nor decided upon the method of adoption.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation by requiring only those disposals of a component or group of components that represent a strategic shift or that will have a major effect on a company’s operational and financial results and also requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance does not change the presentation requirements for discontinued operations in the statement where net income is presented. ASU 2014-08 also requires the reclassification of assets and liabilities of a discontinued operation in the statement of financial position for all prior periods presented. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation, an entity's continuing involvement with a discontinued operation following the disposal date and retained equity method investments in a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We have chosen to early adopt this pronouncement and have applied the guidance to recent applicable disposals (see Note 2).

19.     Commitments and Contingencies

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Related Party Transactions

We have entered into the following transactions with OFS LLC:

Investment in OFS LLC. We entered into an agreement with four unrelated companies and we contributed cash of approximately $0.6 million towards the formation of OFS LLC. OFS LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its members. We accounted for our investment in OFS LLC using the equity method of accounting which we have since suspended. As of December 31, 2014, we had an ownership interest in the OFS LLC of 22.9%, and the carrying value of our investment was zero.

Loan Origination, Sale and Purchase Agreement. As of 2014, our agreement with OFS LLC, in which OFS LLC agreed to fund loans that meet our underwriting guidelines and then transfer those loans to us pursuant to a Loan Origination, Sale and Purchase Agreement, was terminated. In 2013, we paid OFS LLC a fee of $650 per loan pursuant to a Loan Origination, Sale and Purchase Agreement which totaled approximately $0.1 million and we purchased, at par, $7.7 million of these loans during the year ended December 31, 2013.

We have entered into the following transactions with Origen:

Investment in Origen. We own 5,000,000 shares of Origen common stock and Shiffman Origen LLC (which is owned by the Milton M. Shiffman Spouse's Marital Trust, Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman's family) owns 1,025,000 shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen and Arthur A. Weiss, our director, is a trustee of the Milton M. Shiffman Spouse's Marital Trust. Ronald A. Klein, one of our directors, is the Chief Executive Officer and a director of Origen. Mr. Klein, Mr. Weiss and Brian M. Hermelin, another of our directors, beneficially own approximately 570,000, 10,000, and 200,000 shares of Origen common stock, respectively. We accounted for our investment in Origen using the equity method of accounting which we have since suspended. As of December 31, 2014 we had an ownership interest in Origen of approximately 19%, and the carrying value of our investment was zero.

Board Membership and Chief Executive Officer. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen, and Ronald A. Klein is a board member and the Chief Executive Officer of Origen.

In addition to the transactions with Origen described above, Mr. Shiffman, Mr. Weiss and Mr. Klein have entered into the following transactions with us:

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 21% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Arthur A. Weiss and Ronald A. Klein owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 62,900 rentable square feet. The term of the lease is until October 31, 2026, and the base rent through October 31, 2015 is $16.45 per square foot (gross). From November 1, 2015 to October 31, 2016, the base rent will be $16.95 per square foot (gross) and from November 1, 2016 to October 31, 2017, the base rent will be $17.45 per square foot (gross). We also have a temporary lease for approximately 10,500 rentable square feet with base rent equal to $12.71 per square foot (gross). This temporary lease is currently operating on a month to month basis. Our annual rent expense associated with the lease of our executive offices was approximately $1.0 million for each of the years ended December 31, 2014 and 2013, and $0.7 million for the year ended December 31, 2012. Our future annual rent expense will be approximately $1.0 million for 2015, $1.1 million for 2016, 2017 and 2018, $1.2 million for 2019 and $8.8 million thereafter. Each of Mr. Shiffman, Mr. Weiss and Mr. Klein may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2012-2014, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $7.5 million, $3.2 million and $3.4 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Tax Consequences Upon Sale of Properties. Gary A. Shiffman holds limited partnership interests in the Operating Partnership which were received in connection with the contribution of properties from partnerships previously affiliated with him. Prior to any redemption of these limited partnership interests for our common stock, Mr. Shiffman will have tax consequences different from those on us and our public stockholders upon the sale of any of these partnerships. Therefore, we and Mr. Shiffman may have different objectives regarding the appropriate pricing and timing of any sale of those properties.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events

We have evaluated our financial statements for subsequent events through the date that this Form 10-K was issued.

Second Closing of Green Courte Acquisition

During January 2015, we completed the second closing of the acquisition of the Green Courte properties. See Note 2 for details on the acquisition.

Debt

In relation to the acquisition of the Green Courte properties (see Note 2), subsequent to year end we refinanced approximately $120.9 million of mortgage debt on 13 of the communities (resulting in proceeds of $126.0 million) at a weighted average interest rate of 3.87% per annum and a weighted average term of 14.1 years, and we assumed approximately $149.9 million of mortgage debt at a weighted average interest rate of 5.74% and a weighted average remaining term of 6.3 years.

Disposition

In January 2015, we completed the sale of a MH community comprised of 798 sites located in Indiana for $17.3 million.

Acquisition Agreement
On December 4, 2014,we entered into seven separate contribution agreements (the “Contribution Agreements”) with a group of related selling entities (collectively, the “Selling Parties”) with respect to our planned acquisition of a portfolio of seven manufactured housing communities, including associated manufactured homes and certain other personal property and intangibles. After closing, we will operate the properties as six communities rather than seven. The properties are located in the Orlando, Florida area, are comprised of approximately 3,150 manufactured housing sites (approximately 60% of which are in age-restricted communities) and are 96% occupied. In addition to the developed sites, there are approximately 380 potential expansion sites in the Properties.

Total consideration for the acquisition is approximately $257.6 million, including the assumption of approximately $157.5 million of debt. The balance of the consideration will be paid in a combination of up to approximately $41.8 million in cash, common OP units of the Operating Partnership at an issuance price of $61 per unit and newly-created Series C preferred OP units of the Operating Partnership at an issuance price of $100 per unit (the “Series C Preferred Units”). Of the consideration to be paid with OP units in the Operating Partnership, 60% will be paid in Series C Preferred Units and 40% will be paid in common OP units. Distributions will be paid on the Series C Preferred Units at a rate equal to 4.0% per year from the date of issuance until the second anniversary of the date of issuance, 4.5% per year during the following three years, and 5.0% per year thereafter. Subject to certain limited exceptions, at the holder's option, each Series C Preferred Unit will be exchangeable into 1.1111 shares of the Company's common stock. Holders of Series C Preferred Units will not have voting or consent rights.

The transaction is subject to the Company's satisfaction with its due diligence investigation and customary closing conditions, including consent of the existing lenders. The transaction is expected to close in the second quarter of 2015.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/Westpoint	Canton, MI	B	$1,485	$14,278	$—	$7,882	$1,485	$22,160	$23,645	$9,663	2000	(A)
Allendale	Allendale, MI	B	366	3,684	—	11,260	366	14,944	15,310	6,738	1996	(A)
Alpine	Grand Rapids, MI	E	729	6,692	—	9,532	729	16,224	16,953	7,391	1996	(A)
Apple Carr Village	Muskegon, MI	3,511	800	6,172	—	4,499	800	10,671	11,471	1,381	2011	(A)
Apple Creek	Amelia, OH	C	543	5,480	—	2,205	543	7,685	8,228	3,310	1999	(A)
Arbor Terrace	Bradenton, FL	A	456	4,410	—	2,516	456	6,926	7,382	3,043	1996	(A)
Ariana Village	Lakeland, FL	5,915	240	2,195	—	1,207	240	3,402	3,642	1,841	1994	(A)
Autumn Ridge	Ankeny, IA	B	890	8,054	(33)	3,241	857	11,295	12,152	5,614	1996	(A)
Bell Crossing	Clarksville, TN	C	717	1,916	(13)	9,077	704	10,993	11,697	3,965	1999	(A)
Big Timber Lake RV Resort	Cape May, NJ	E	590	21,308	—	1,216	590	22,524	23,114	1,268	2013	(A)
Blazing Star	San Antonio, TX	3,913	750	6,163	—	1,205	750	7,368	8,118	692	2012	(A)
Blue Star	Apache Junction, AZ	2,681	980	507	—	—	980	507	1,487	10	2014	(A)
Blueberry Hill	Bushnell, FL	C	3,830	3,240	—	1,839	3,830	5,079	8,909	509	2012	(A)
Boulder Ridge	Pflugerville, TX	—	1,000	500	3,324	23,427	4,324	23,927	28,251	10,825	1998	(C)
Branch Creek	Austin, TX	B	796	3,716	—	5,260	796	8,976	9,772	4,885	1995	(A)
Brentwood	Kentwood, MI	A	385	3,592	—	2,648	385	6,240	6,625	3,255	1996	(A)
Brentwood West	Mesa, AZ	20,043	13,620	24,202	—	2	13,620	24,204	37,824	424	2014	(A)
Brookside Manor	Goshen, IN	B	260	1,080	386	13,133	646	14,213	14,859	6,660	1985	(A)
Brookside Village	Kentwood, MI	—	170	5,564	—	706	170	6,270	6,440	815	2011	(A)
Buttonwood Bay	Sebring, FL	A	1,952	18,294	—	5,251	1,952	23,545	25,497	9,905	2001	(A)
Byron Center	Byron Center, MI	E	253	2,402	—	2,544	253	4,946	5,199	2,412	1996	(A)
Camelot Villa	Macomb, MI	E	910	21,211	—	4,864	910	26,075	26,985	1,418	2013	(A)
Candlelight Village	Sauk Village, IL	D	600	5,623	—	7,305	600	12,928	13,528	5,998	1996	(A)
Candlewick Court	Owosso, MI	A	125	1,900	132	2,876	257	4,776	5,033	2,685	1985	(A)
Carriage Cove	Sanford, FL	17,652	6,050	21,235	—	356	6,050	21,591	27,641	369	2014	(A)
Carrington Pointe	Ft. Wayne, IN	B	1,076	3,632	—	8,178	1,076	11,810	12,886	5,242	1997	(A)
Casa Del Valle	Alamo, TX	C	246	2,316	—	1,835	246	4,151	4,397	1,538	1997	(A)
Castaways	Berlin, MD	22,537	14,320	22,277	—	2,096	14,320	24,373	38,693	518	2014	(A)
Catalina	Middletown, OH	A	653	5,858	—	4,979	653	10,837	11,490	5,782	1993	(A)
Cave Creek	Evans, CO	—	2,241	15,343	—	14,021	2,241	29,364	31,605	7,132	2004	(A)
Chisholm Point	Pflugerville, TX	B	609	5,286	—	5,788	609	11,074	11,683	6,070	1995	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Cider Mill Crossings	Fenton, MI	C	$520	$1,568	$—	$12,480	$520	$14,048	$14,568	$1,956	2011	(A)
Cider Mill Village	Middleville, MI	E	250	3,590	—	2,926	250	6,516	6,766	883	2011	(A)
Clearwater Village	South Bend, IN	B	80	1,270	61	5,401	141	6,671	6,812	2,812	1986	(A)
Club Naples	Naples, FL	C	5,780	4,952	—	1,613	5,780	6,565	12,345	834	2011	(A)
Cobus Green	Osceola, IN	E	762	7,037	—	6,892	762	13,929	14,691	6,669	1993	(A)
College Park Estates	Canton, MI	C	75	800	174	9,778	249	10,578	10,827	5,288	1978	(A)
Colonial Village	Allegany, NY	4,225	60	5,760	—	—	60	5,760	5,820	99	2014	(A)
Comal Farms	New Braunfels, TX	C	1,455	1,732	—	8,994	1,455	10,726	12,181	4,313	2000	(A&C)
Continental North	Davison, MI	E	749	6,089	—	11,031	749	17,120	17,869	8,807	1996	(A)
Corporate Headquarters	Southfield, MI	—	—	—	—	20,425	—	20,425	20,425	7,745	Various
Country Acres	Cadillac, MI	E	380	3,495	—	3,213	380	6,708	7,088	3,142	1996	(A)
Country Hills Village	Hudsonville, MI	E	340	3,861	—	3,084	340	6,945	7,285	1,153	2011	(A)
Country Meadows	Flat Rock, MI	B	924	7,583	296	18,652	1,220	26,235	27,455	13,217	1994	(A)
Country Meadows Village	Caledonia, MI	C	550	5,555	—	3,308	550	8,863	9,413	1,339	2011	(A)
Countryside Estates	Mckean, PA	7,020	320	11,610	—	122	320	11,732	12,052	199	2014	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	—	1,476	1,274	12,433	13,707	4,515	2004	(A)
Countryside Gwinnett	Buford, GA	10,182	1,124	9,539	—	4,266	1,124	13,805	14,929	5,285	2004	(A)
Countryside Lake Lanier	Buford, GA	16,810	1,916	16,357	—	9,008	1,916	25,365	27,281	8,272	2004	(A)
Countryside Village	Great Falls, MT	4,237	430	7,157	—	2	430	7,159	7,589	124	2014	(A)
Creekside	Reidsville, NC	C	350	1,423	(331)	(1,149)	19	274	293	51	2000	(A&C)
Creekwood Meadows	Burton, MI	D	808	2,043	404	13,100	1,212	15,143	16,355	7,629	1997	(C)
Cutler Estates	Grand Rapids, MI	C	749	6,941	—	3,276	749	10,217	10,966	5,441	1996	(A)
Deerfield Run	Anderson, IN	C	990	1,607	—	5,483	990	7,090	8,080	2,934	1999	(A)
Desert Harbor	Apache Junction, AZ	11,850	3,940	14,891	—	—	3,940	14,891	18,831	258	2014	(A)
Driftwood	Clermont, NJ	20,000	1,450	29,851	—	1,578	1,450	31,429	32,879	618	2014	(A)
Dutton Mill Village	Caledonia, MI	E	370	8,997	—	1,752	370	10,749	11,119	1,404	2011	(A)
Eagle Crest	Firestone, CO	B	2,015	150	—	35,333	2,015	35,483	37,498	13,481	1998	(C)
East Fork	Batavia, OH	C	1,280	6,302	—	13,967	1,280	20,269	21,549	6,265	2000	(A&C)
East Village Estates	Washington Twp., MI	21,031	1,410	25,413	—	3,013	1,410	28,426	29,836	2,634	2012	(A)
Edwardsville	Edwardsville, KS	C	425	8,805	541	8,849	966	17,654	18,620	8,872	1987	(A)
Egelcraft	Muskegon, MI	10,577	690	22,596	—	430	690	23,026	23,716	385	2014	(A)
Fiesta Village	Mesa, AZ	—	2,830	4,475	—	—	2,830	4,475	7,305	79	2014	(A)
Fisherman's Cove	Flint, MI	E	380	3,438	—	3,682	380	7,120	7,500	3,841	1993	(A)
Forest Meadows	Philomath, OR	E	1,031	2,050	—	790	1,031	2,840	3,871	1,448	1999	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Four Seasons	Elkhart, IN	D	$500	$4,811	$—	$2,823	$500	$7,634	$8,134	$3,205	2000	(A)
Frenchtown Villa District	Newport, MI	30,975	1,450	52,327	—	1,088	1,450	53,415	54,865	896	2014	(A)
Glen Laurel	Concord, NC	C	1,641	453	—	15,310	1,641	15,763	17,404	5,158	2001	(A&C)
Goldcoaster	Homestead, FL	E	446	4,234	172	4,379	618	8,613	9,231	3,894	1997	(A)
Grand	Grand Rapids, MI	A	374	3,587	—	3,429	374	7,016	7,390	3,151	1996	(A)
Grand Lakes	Citra, FL	C	5,280	4,501	—	2,079	5,280	6,580	11,860	653	2012	(A)
The Grove at Alta Ridge	Denver, CO	28,640	5,370	37,152	—	102	5,370	37,254	42,624	630	2014	(A)
Groves	Ft. Myers, FL	D	249	2,396	—	2,450	249	4,846	5,095	1,873	1997	(A)
Gwynn's Island	Gwynn, VA	C	760	595	—	1,275	760	1,870	2,630	127	2013	(A)
Hamlin	Webberville, MI	A	125	1,675	536	9,863	661	11,538	12,199	4,713	1984	(A)
Hickory Hills Village	Battle Creek, MI	4,242	760	7,697	—	2,077	760	9,774	10,534	1,365	2011	(A)
Hidden Ridge	Hopkins, MI	C	440	893	—	974	440	1,867	2,307	222	2011	(A)
High Point	Frederica, DE	17,282	898	7,031	(42)	5,892	856	12,923	13,779	5,092	1997	(A)
Holiday Village	Elkhart, IN	B	100	3,207	143	3,972	243	7,179	7,422	3,618	1986	(A)
Holiday West Village	Holland, MI	C	340	8,067	—	1,432	340	9,499	9,839	1,321	2011	(A)
Holly/Hawaiian Gardens	Holly, MI	A	1,514	13,596	—	3,146	1,514	16,742	18,256	5,569	2004	(A)
Holly Forest	Holly Hill, FL	B	920	8,376	—	600	920	8,976	9,896	5,105	1997	(A)
Hunters Crossing	Capac, MI	C	430	1,092	—	752	430	1,844	2,274	169	2012	(A)
Hunters Glen	Wayland, MI	C	1,102	11,926	—	5,621	1,102	17,547	18,649	6,021	2004	(A)
Indian Creek	Ft. Myers Beach, FL	69,012	3,832	34,660	—	8,153	3,832	42,813	46,645	22,665	1996	(A)
Indian Creek	Geneva on the Lake, OH	C	420	20,791	—	1,984	420	22,775	23,195	1,251	2013	(A)
Island Lake	Merritt Island, FL	12,816	700	6,431	—	557	700	6,988	7,688	4,309	1995	(A)
Jellystone	North Java, NY	7,146	870	8,884	—	1,549	870	10,433	11,303	763	2013	(A)
Jellystone at Birchwood Acres	Woodridge, NY	4,179	560	5,527	—	2,345	560	7,872	8,432	454	2013	(A)
Kensington Meadows	Lansing, MI	B	250	2,699	—	8,421	250	11,120	11,370	5,535	1995	(A)
Kenwood	La Feria, TX	C	145	1,842	(111)	(869)	34	973	1,007	43	1999	(A)
King's Court	Traverse City, MI	B	1,473	13,782	(11)	4,042	1,462	17,824	19,286	10,180	1996	(A)
King's Lake	Debary, FL	9,859	280	2,542	—	2,868	280	5,410	5,690	2,870	1994	(A)
Knollwood Estates	Allendale, MI	2,664	400	4,061	—	3,379	400	7,440	7,840	3,191	2001	(A)
La Casa Blanca	Apache Junction, AZ	9,593	4,370	14,142	—	2	4,370	14,144	18,514	246	2014	(A)
Lafayette Place	Warren, MI	D	669	5,979	—	5,170	669	11,149	11,818	5,285	1998	(A)
Lake In Wood	Narvon, PA	11,013	7,360	7,097	—	1,045	7,360	8,142	15,502	770	2012	(A)
Lake Juliana	Auburndale, FL	D	335	3,048	—	1,726	335	4,774	5,109	2,674	1994	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lake Laurie RV Resort	Cape May, NJ	C	$650	$7,736	$—	$3,157	$650	$10,893	$11,543	$742	2013	(A)
Lake Rudolph	Santa Claus, IN	18,352	2,340	28,113	—	1,137	2,340	29,250	31,590	783	2014	(A)
Lake San Marino	Naples, FL	D	650	5,760	—	3,002	650	8,762	9,412	3,833	1996	(A)
Lakeshore Landings	Orlando, FL	10,705	2,570	19,481	—	2	2,570	19,483	22,053	337	2014	(A)
Lakeview	Ypsilanti, MI	C	1,156	10,903	(1)	4,611	1,155	15,514	16,669	5,520	2004	(A)
Leisure Village	Belmont, MI	C	360	8,219	—	241	360	8,460	8,820	1,033	2011	(A)
Liberty Farms	Valparaiso, IN	A	66	1,201	116	2,992	182	4,193	4,375	2,327	1985	(A)
Lincoln Estates	Holland, MI	A	455	4,201	—	2,842	455	7,043	7,498	3,588	1996	(A)
Lost Dutchman	Apache Junction, AZ	4,084	4,140	12,213	—	6	4,140	12,219	16,359	213	2014	(A)
Maple Brook	Matteson, IL	29,614	8,460	48,865	—	3	8,460	48,868	57,328	844	2014	(A)
Maplewood Mobile	Indianapolis, IN	A	275	2,122	—	2,212	275	4,334	4,609	2,549	1989	(A)
Maplewood Manor	Brunswick, ME	8,325	1,770	12,982	—	—	1,770	12,982	14,752	225	2014	(A)
Meadow Lake Estates	White Lake, MI	B	1,188	11,498	127	8,951	1,315	20,449	21,764	11,548	1994	(A)
Meadowbrook	Charlotte, NC	C	1,310	6,570	—	14,192	1,310	20,762	22,072	6,371	2000	(A&C)
Meadowbrook Estates	Monroe, MI	E	431	3,320	379	12,148	810	15,468	16,278	8,104	1986	(A)
Meadowbrook Village	Tampa, FL	A	519	4,728	—	660	519	5,388	5,907	3,565	1994	(A)
Meadows	Nappanee, IN	A	287	2,300	—	4,107	287	6,407	6,694	3,760	1987	(A)
Merrymeeting	Brunswick, ME	—	250	1,020	—	—	250	1,020	1,270	18	2014	(A)
Mountain View	Mesa, AZ	11,378	5,490	12,325	—	2	5,490	12,327	17,817	216	2014	(A)
Naples Gardens	Naples, FL	C	3,640	2,020	—	1,111	3,640	3,131	6,771	391	2011	(A)
New Point RV Resort	New Point, VA	C	1,550	5,259	—	2,845	1,550	8,104	9,654	492	2013	(A)
North Lake Estates	Moore Haven, FL	C	4,150	3,486	—	985	4,150	4,471	8,621	592	2011	(A)
North Point Estates	Pueblo, CO	C	1,582	3,027	—	4,968	1,582	7,995	9,577	2,845	2001	(C)
Northville Crossing	Northville, MI	20,565	1,250	29,564	(14)	9,717	1,236	39,281	40,517	3,693	2012	(A)
Oak Creek	Coarsegold, CA	9,914	4,760	11,185	—	—	4,760	11,185	15,945	195	2014	(A)
Oak Crest	Austin, TX	C	4,311	12,611	—	11,109	4,311	23,720	28,031	7,485	2002	(A)
Oak Island Village	East Lansing, MI	3,291	320	6,843	—	2,145	320	8,988	9,308	1,216	2011	(A)
Oak Ridge	Manteno, IL	10,557	1,090	36,941	—	3	1,090	36,944	38,034	637	2014	(A)
Oakwood Village	Miamisburg, OH	B	1,964	6,401	—	13,129	1,964	19,530	21,494	8,642	1998	(A)
Orange City	Orange City, FL	C	920	5,540	—	1,262	920	6,802	7,722	838	2011	(A)
Orange Tree	Orange City, FL	—	283	2,530	15	973	298	3,503	3,801	2,146	1994	(A)
Orchard Lake	Milford, OH	C	395	4,025	(15)	885	380	4,910	5,290	2,191	1999	(A)
Palm Creek	Casa Grande, AZ	41,945	11,836	76,143	—	5,097	11,836	81,240	93,076	7,956	2012	(A)
Parkside Village	Cheektowaga, NY	5,745	550	10,402	—	—	550	10,402	10,952	179	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Paso Robles RV Resort	Paso Robles, CA	—	$1,396	$—	$—	$—	$1,396	$—	$1,396	$—	2014	(A)
Pebble Creek	Greenwood, IN	C	1,030	5,074	—	6,996	1,030	12,070	13,100	5,407	2000	(A&C)
Pecan Branch	Georgetown, TX	C	1,379	—	235	4,984	1,614	4,984	6,598	2,312	1999	(C)
Peter's Pond RV Resort	Sandwich, MA	C	4,700	22,840	—	3,032	4,700	25,872	30,572	1,670	2013	(A)
Pheasant Ridge	Lancaster, PA	D	2,044	19,279	—	495	2,044	19,774	21,818	8,233	2002	(A)
Pin Oak Parc	O'Fallon, MO	B	1,038	3,250	467	10,879	1,505	14,129	15,634	5,892	1994	(A)
Pine Hills	Middlebury, IN	E	72	544	60	3,195	132	3,739	3,871	1,956	1980	(A)
Pine Ridge	Prince George, VA	A	405	2,397	—	3,829	405	6,226	6,631	3,155	1986	(A)
Pine Trace	Houston, TX	—	2,907	17,169	(5)	11,785	2,902	28,954	31,856	7,472	2004	(A)
Pinebrook Village	Grand Rapids, MI	C	130	5,692	—	1,507	130	7,199	7,329	931	2011	(A)
Presidential	Hudsonville, MI	B	680	6,314	—	6,204	680	12,518	13,198	6,102	1996	(A)
Rainbow RV	Frostproof, FL	E	1,890	5,682	—	1,989	1,890	7,671	9,561	678	2012	(A)
Rancho Mirage	Apache Junction, AZ	15,491	7,510	22,238	—	1	7,510	22,239	29,749	386	2014	(A)
Reserve at Fox Creek	Bullhead City, AZ	9,049	1,950	20,074	—	—	1,950	20,074	22,024	346	2014	(A)
Richmond	Richmond, MI	D	501	2,040	—	1,835	501	3,875	4,376	1,934	1998	(A)
River Haven	Grand Haven, MI	C	1,800	16,967	—	6,854	1,800	23,821	25,621	9,778	2001	(A)
River Ranch	Austin, TX	C	4,690	843	(4)	35,438	4,686	36,281	40,967	5,701	2000	(A&C)
River Ridge	Austin, TX	9,632	3,201	15,090	(2,351)	7,212	850	22,302	23,152	8,423	2002	(A)
River Ridge Expansion	Austin, TX	—	—	—	2,351	4,503	2,351	4,503	6,854	466	2010	(C)
Roxbury	Goshen, IN	B	1,057	9,870	—	3,873	1,057	13,743	14,800	5,531	2001	(A)
Royal Country	Miami, FL	54,000	2,290	20,758	—	1,773	2,290	22,531	24,821	15,079	1994	(A)
Rudgate Clinton	Clinton Township, MI	27,832	1,090	23,664	—	4,758	1,090	28,422	29,512	2,580	2012	(A)
Rudgate Manor	Sterling Heights, MI	16,653	1,440	31,110	—	6,748	1,440	37,858	39,298	3,393	2012	(A)
Saco RV	Saco, ME	—	790	3,576	—	731	790	4,307	5,097	119	2014	(A)
Saddle Oak Club	Ocala, FL	B	730	6,743	—	1,324	730	8,067	8,797	4,996	1995	(A)
Saddlebrook	San Marcos, TX	C	1,703	11,843	—	9,565	1,703	21,408	23,111	7,460	2002	(A)
Scio Farms	Ann Arbor, MI	A	2,300	22,659	(11)	13,944	2,289	36,603	38,892	19,390	1995	(A)
Sea Air	Rehoboth Beach, DE	20,000	1,207	10,179	—	1,984	1,207	12,163	13,370	5,005	1997	(A)
Seaport RV Resort	Mystic, CT	C	120	290	—	2,130	120	2,420	2,540	224	2013	(A)
Seashore	Cape May, NJ	—	1,030	23,228	—	982	1,030	24,210	25,240	455	2014	(A)
Sheffield	Auburn Hills, MI	—	778	7,165	—	1,570	778	8,735	9,513	2,706	2006	(A)
Sherman Oaks	Jackson, MI	C	200	2,400	240	7,108	440	9,508	9,948	5,306	1986	(A)
Siesta Bay	Ft. Myers Beach, FL	D	2,051	18,549	—	3,393	2,051	21,942	23,993	12,103	1996	(A)
Silver Springs	Clinton Township, MI	7,984	861	16,595	—	4,512	861	21,107	21,968	2,028	2012	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Star	Orlando, FL	A	$1,022	$9,306	$—	$1,029	$1,022	$10,335	$11,357	$5,987	1996	(A)
Sky Harbor	Cheektowaga, NY	16,352	2,318	24,253	—	172	2,318	24,425	26,743	418	2014	(A)
Skyline	Fort Collins, CO	10,435	2,260	12,120	—	2	2,260	12,122	14,382	210	2014	(A)
Snow to Sun	Weslaco, TX	C	190	2,143	13	2,003	203	4,146	4,349	1,654	1997	(A)
Southfork	Belton, MO	D	1,000	9,011	—	6,063	1,000	15,074	16,074	6,475	1997	(A)
Southern Hills	Stewartville, MN	8,000	360	12,723	—	442	360	13,165	13,525	216	2014	(A)
Southwood Village	Grand Rapids, MI	5,531	300	11,517	—	1,841	300	13,358	13,658	1,693	2011	(A)
St. Clair Place	St. Clair, MI	E	501	2,029	—	1,297	501	3,326	3,827	1,852	1998	(A)
Stonebridge	San Antonio, TX	C	2,515	2,096	(615)	9,021	1,900	11,117	13,017	4,722	2000	(A&C)
Stonebridge	Richfield Twp., MI	—	2,044	—	2,227	—	4,271	—	4,271	—	1998	(C)
Summit Ridge	Converse, TX	C	2,615	2,092	(883)	18,545	1,732	20,637	22,369	5,162	2000	(A&C)
Sun Valley	Apache Junction, AZ	10,679	2,750	18,408	—	1	2,750	18,409	21,159	318	2014	(A)
Sun Villa	Reno, NV	18,300	2,385	11,773	(1,100)	906	1,285	12,679	13,964	6,750	1998	(A)
Sunset Ridge	Kyle, TX	C	2,190	2,775	—	7,603	2,190	10,378	12,568	4,442	2000	(A&C)
Sunset Ridge	Portland, MI	C	2,044	—	(9)	15,681	2,035	15,681	17,716	6,728	1998	(C)
Swan Meadow	Dillon, CO	14,325	2,140	19,734	—	58	2,140	19,792	21,932	318	2014	(A)
Sycamore Village	Mason, MI	5,867	390	13,341	—	3,280	390	16,621	17,011	2,215	2011	(A)
Tamarac Village	Ludington, MI	5,409	300	12,028	85	2,550	385	14,578	14,963	1,653	2011	(A)
Tampa East	Dover, FL	E	734	6,310	—	3,727	734	10,037	10,771	2,905	2005	(A)
Three Lakes	Hudson, FL	C	5,050	3,361	—	1,575	5,050	4,936	9,986	506	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	5,775	640	9,008	—	205	640	9,213	9,853	155	2014	(A)
Timber Ridge	Ft. Collins, CO	B	990	9,231	—	4,571	990	13,802	14,792	7,483	1996	(A)
Timberline Estates	Coopersville, MI	B	535	4,867	—	5,829	535	10,696	11,231	5,081	1994	(A)
Town and Country	Traverse City, MI	E	406	3,736	—	1,407	406	5,143	5,549	2,927	1996	(A)
Town & Country Village	Lisbon, ME	2,700	230	4,539	—	—	230	4,539	4,769	78	2014	(A)
Valley View Estates	Allegany, NY	4,225	110	4,511	—	78	110	4,589	4,699	78	2014	(A)
Valley Brook	Indianapolis, IN	B	150	3,500	1,277	14,015	1,427	17,515	18,942	9,984	1989	(A)
Village Trails	Howard City, MI	—	988	1,472	(51)	2,141	937	3,613	4,550	1,893	1998	(A)
The Villas at Calla Pointe	Cheektowaga, NY	4,318	380	11,014	—	—	380	11,014	11,394	189	2014	(A)
Vines RV Resort	Paso Robles, CA	—	890	7,110	—	662	890	7,772	8,662	408	2013	(A)
Wagon Wheel	Old Orchard Beach, ME	C	590	7,703	—	2,541	590	10,244	10,834	684	2013	(A)
Warren Dunes Village	Bridgman, MI	—	310	3,350	—	1,706	310	5,056	5,366	762	2011	(A)
Water Oak	Lady Lake, FL	54,000	2,834	16,706	101	17,142	2,935	33,848	36,783	16,699	1993	(A)
Waverly Shores Village	Holland, MI	4,986	340	7,267	—	518	340	7,785	8,125	988	2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2014
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
West Glen Village	Indianapolis, IN	A	$1,100	$10,028	$—	$8,022	$1,100	$18,050	$19,150	$8,898	1994	(A)
West Village Estates	Romulus, MI	6,424	884	19,765	—	2,649	884	22,414	23,298	2,060	2012	(A)
Westbrook	Toledo, OH	B	1,110	10,462	—	3,919	1,110	14,381	15,491	6,654	1999	(A)
Westbrook Senior	Toledo, OH	B	355	3,295	—	311	355	3,606	3,961	1,587	2001	(A)
Westward Ho RV Resort	Glenbeulah, WI	C	1,050	5,642	—	1,509	1,050	7,151	8,201	457	2013	(A)
White Lake	White Lake, MI	B	672	6,179	—	9,259	672	15,438	16,110	7,380	1997	(A)
Wild Acres	Orchard Beach, ME	C	1,640	26,786	—	3,607	1,640	30,393	32,033	2,136	2013	(A)
Wildwood Community	Sandwich, IL	21,364	1,890	37,732	—	3	1,890	37,735	39,625	651	2014	(A)
Willowbrook	Toledo, OH	B	781	7,054	—	3,579	781	10,633	11,414	4,918	1997	(A)
Windham Hills	Jackson, MI	B	2,673	2,364	—	15,985	2,673	18,349	21,022	7,473	1998	(A)
Windsor Woods Village	Wayland, MI	C	270	5,835	—	3,560	270	9,395	9,665	1,261	2011	(A)
Wine Country RV Resort	Paso Robles, CA	—	1,740	11,510	—	561	1,740	12,071	13,811	234	2014	(A)
Woodhaven Place	Woodhaven, MI	B	501	4,541	—	4,160	501	8,701	9,202	3,746	1998	(A)
Woodlake Trails	San Antonio, TX	C	1,186	287	(56)	10,474	1,130	10,761	11,891	2,793	2000	(A&C)
Woodland Park Estates	Eugene, OR	1,811	1,592	14,398	—	1,138	1,592	15,536	17,128	8,346	1998	(A)
Woods Edge	West Lafayette, IN	C	100	2,600	3	10,592	103	13,192	13,295	6,588	1985	(A)
Woodside Terrace	Holland, OH	B	1,064	9,625	(1)	6,195	1,063	15,820	16,883	7,408	1997	(A)
Worthington Arms	Lewis Center, OH	B	376	2,624	—	2,912	376	5,536	5,912	2,871	1990	(A)
			$325,135	$2,044,542	$8,208	$986,032	$333,343	$3,030,574	$3,363,917	$795,753

A These communities collateralize $158.5 million of secured debt.
B These communities collateralize $308.1 million of secured debt.
C These communities support the borrowing base for our secured line of credit, which had no amount outstanding.
D These communities collateralize $109.4 million of secured debt.
E These communities collateralize $141.5 million of secured debt.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2014
(amounts in thousands)

The change in investment property for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$2,489,119	$2,177,305	$1,794,605
Community and land acquisitions, including immediate improvements	798,827	192,660	302,487
Community expansion and development	22,195	17,985	13,424
Improvements, other	173,989	145,916	110,029
Asset impairment	(1,870)	—	—
Dispositions and other	(118,343)	(44,747)	(43,240)
Ending balance	$3,363,917	$2,489,119	$2,177,305

The change in accumulated depreciation for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Beginning balance	$734,067	$659,169	$597,999
Depreciation for the period	121,103	96,499	80,124
Asset impairment	(1,033)	—	—
Dispositions and other	(58,384)	(21,601)	(18,954)
Ending balance	$795,753	$734,067	$659,169