Form 10-Q
period 2015-03-31
SUN COMMUNITIES INC
filed 2015-04-23
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2015:  53,498,307

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) March 31, 2015	December 31, 2014
ASSETS
Investment property, net (including $93,476 and $94,230 for consolidated variable interest entities at March 31, 2015 and December 31, 2014; see Note 8)	$3,375,773	$2,568,164
Cash and cash equivalents	124,881	83,459
Inventory of manufactured homes	13,878	8,860
Notes and other receivables, net	216,119	174,857
Other assets, net	113,990	102,352
TOTAL ASSETS	$3,844,641	$2,937,692
LIABILITIES
Debt (including $65,401 and $65,849 for consolidated variable interest entities at March 31, 2015 and December 31, 2014; see Note 8)	$2,248,463	$1,826,293
Lines of credit	144	5,794
Other liabilities	214,712	165,453
TOTAL LIABILITIES	2,463,319	1,997,540
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 6,331 shares at March 31, 2015 and 483 shares at December 31, 2014	189,027	13,610
Series A-4 preferred OP units	24,419	18,722
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at March 31, 2015 and December 31, 2014	34	34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 53,498 shares at March 31, 2015 and 48,573 shares at December 31, 2014	535	486
Additional paid-in capital	2,031,042	1,741,154
Distributions in excess of accumulated earnings	(890,374)	(863,545)
Total Sun Communities, Inc. stockholders' equity	1,141,237	878,129
Noncontrolling interests:
Common and preferred OP units	27,291	30,107
Consolidated variable interest entities	(652)	(416)
Total noncontrolling interests	26,639	29,691
TOTAL STOCKHOLDERS’ EQUITY	1,167,876	907,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,844,641	$2,937,692

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
REVENUES
Income from real property	$119,525	$87,497
Revenue from home sales	16,834	10,123
Rental home revenue	11,129	9,402
Ancillary revenues, net	645	518
Interest	3,984	3,354
Brokerage commissions and other income, net	537	287
Total revenues	152,654	111,181
COSTS AND EXPENSES
Property operating and maintenance	29,214	23,189
Real estate taxes	8,715	6,009
Cost of home sales	12,557	7,848
Rental home operating and maintenance	5,605	5,251
General and administrative - real property	9,830	7,813
General and administrative - home sales and rentals	3,514	2,499
Transaction costs	9,449	760
Depreciation and amortization	44,001	28,889
Interest	25,389	17,590
Interest on mandatorily redeemable debt	852	803
Total expenses	149,126	100,651
Income before other gains (losses)	3,528	10,530
Gain on disposition of properties, net	8,769	—
Provision for state income taxes	(49)	(69)
Distributions from affiliate	—	400
Net income	12,248	10,861
Less: Preferred return to Series A-1 preferred OP units	631	672
Less: Preferred return to Series A-3 preferred OP units	45	45
Less: Preferred return to Series A-4 preferred OP units	353	—
Less: Amounts attributable to noncontrolling interests	264	784
Net income attributable to Sun Communities, Inc.	10,955	9,360
Less: Preferred stock distributions	4,086	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$6,869	$7,846
Weighted average common shares outstanding:
Basic	52,498	36,495
Diluted	52,892	36,704
Earnings per share:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$12,248	$10,861
Unrealized gain on interest rate swaps	—	97
Total comprehensive income	12,248	10,958
Less: Comprehensive income attributable to the noncontrolling interests	264	792
Comprehensive income attributable to Sun Communities, Inc.	$11,984	$10,166

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2014	$34	$486	$1,741,154	$(863,545)	$29,691	$907,820
Issuance of common stock from exercise of options, net	—	—	71	—	—	71
Issuance, conversion of OP units and associated costs of common stock, net	—	49	288,388	—	(902)	287,535
Share-based compensation - amortization and forfeitures	—	—	1,429	46	—	1,475
Net income	—	—	—	11,984	214	12,198
Distributions	—	—	—	(38,859)	(2,364)	(41,223)
Balance at March 31, 2015	$34	$535	$2,031,042	$(890,374)	$26,639	$1,167,876

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$12,248	$10,861
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(1,526)	(983)
Gain on disposition of properties, net	(8,769)	—
Share-based compensation	1,475	1,130
Depreciation and amortization	43,454	29,159
Amortization of debt premium, net of deferred financing costs	(2,616)	277
Distributions from affiliate	—	(400)
Change in notes receivable from financed sales of inventory homes, net of repayments	(2,646)	(120)
Change in inventory, other assets and other receivables, net	1,553	1,506
Change in other liabilities	(2,229)	3,244
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,944	44,674
INVESTING ACTIVITIES:
Investment in properties	(40,339)	(36,957)
Acquisitions of properties	(148,620)	(104,142)
Payments for deposits on acquisitions	(1,950)	—
Proceeds related to affiliate dividend distribution	—	400
Proceeds related to disposition of land	—	258
Proceeds related to disposition of assets and depreciated homes, net	1,343	2,824
Proceeds related to the disposition of properties	17,282	—
Issuance of notes and other receivables	(40,206)	(1,323)
Repayments of notes and other receivables	320	272
NET CASH USED FOR INVESTING ACTIVITIES	(212,170)	(138,668)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	33,618	186,431
Net proceeds from stock option exercise	71	53
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(38,119)	(26,303)
Borrowings on lines of credit	4,863	148,414
Payments on lines of credit	(10,513)	(313,356)
Proceeds from issuance of other debt	255,136	105,549
Payments on other debt	(36,185)	(3,697)
Proceeds received from return of prepaid deferred financing costs	4,986	2,384
Payments for deferred financing costs	(1,209)	(929)
NET CASH PROVIDED BY FINANCING ACTIVITIES	212,648	98,546
Net change in cash and cash equivalents	41,422	4,552
Cash and cash equivalents, beginning of period	83,459	4,753
Cash and cash equivalents, end of period	$124,881	$9,305
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $124 and $171, respectively)	$21,452	$13,739
Cash paid for interest on mandatorily redeemable debt	$855	$803
Cash paid for state income taxes	$14	$—
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$—	$97
Reduction in secured borrowing balance	$3,936	$4,850
Change in distributions declared and outstanding	$3,457	$3,563
Conversion of Series A-1 preferred OP units	$902	$556
Noncash investing and financing activities at the date of acquisition:
Acquisitions - other assets	$4,221	$—
Acquisitions - note payable	$2,377	$—
Acquisitions - Series A-4 preferred OP units issued	$1,000	$—
Acquisitions - Series A-4 Preferred Stock issued	$175,417	$—
Acquisitions - Common stock and OP units issued	$258,918	$—
Acquisitions - debt assumed	$207,784	$—
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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015 (the “2014 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2014 Annual Report.

Reference in this report to Sun Communities, Inc., “we”, “our”, “us” and the “Company” refer to Sun Communities, Inc. and its subsidiaries, unless the context indicates otherwise.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions

Green Courte
First Phase
During the fourth quarter of 2014, we completed the first phase of the acquisition of the Green Courte properties. We acquired 32 manufactured housing ("MH") communities with over 9,000 developed sites in 11 states. Included in the total consideration paid for the first phase was the issuance of 361,797 shares of common stock, 501,130 common OP units, 483,317 shares of Series A-4 Preferred Stock and 669,449 Series A-4 preferred OP units.
Second Phase
In January 2015, we completed the final closing of the acquisition of the Green Courte properties. We acquired the remaining 26 communities comprised of over 10,000 sites. Included in the total consideration paid for the second phase was the issuance of 4,377,072 shares of common stock and 5,847,234 shares of Series A-4 Preferred Stock.
The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid (in thousands):

At Acquisition Date	First Phase (1)	Second Phase (1)	Total
Investment in property	$656,965	$818,644	$1,475,609
Notes receivable	5,189	850	6,039
Other (liabilities) assets	(4,221)	4,221	—
In-place leases and other intangible assets	12,870	15,460	28,330
Below market lease intangible	(10,820)	(54,580)	(65,400)
Assumed debt	(199,300)	(201,466)	(400,766)
Total identifiable assets and liabilities assumed	$460,683	$583,129	$1,043,812

Consideration
Common OP units (2)	$24,064	$—	$24,064
Series A-4 preferred OP units (3)	18,852	1,000	19,852
Common stock	20,257	258,918	279,175
Series A-4 Preferred Stock	13,610	175,417	189,027
Consideration from new mortgages	100,700	90,794	191,494
Cash consideration transferred	283,200	57,000	340,200
Total consideration transferred	$460,683	$583,129	$1,043,812
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions, continued

The amount of revenue and net income included in the consolidated statements of operations related to the Green Courte properties for the three months ended March 31, 2015 is set forth in the following table (in thousands):

Three Months Ended March 31, 2015
(unaudited)
Revenue	$33,867
Net income	$2,113

Other Acquisitions
In March 2015, we acquired Meadowlands Gibraltar ("Meadowlands"), a MH community with 321 sites located in Gibraltar, Michigan.
The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition completed in 2015 (in thousands):

At Acquisition Date	Meadowlands (1)
Investment in property	$8,313
Inventory of manufactured homes	285
In-place leases and other intangible assets	270
Other assets	786
Other liabilities	(133)
Assumed debt	(6,318)
Total identifiable assets and liabilities assumed	$3,203

Consideration
Note payable	$2,377
Cash consideration transferred	826
Total consideration transferred	$3,203

(1) The purchase price allocation for Meadowlands is preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the consolidated statements of operations for Meadowlands were not material for the three months ended March 31, 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions, continued

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2015 and 2014 as if the properties were acquired on January 1, 2014. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2014 (in thousands, except per-share data).

	Three Months Ended March 31,
	(unaudited)
	2015	2014
Total revenues	$152,906	$139,632
Net income attributable to Sun Communities, Inc. common stockholders	$6,989	$10,588
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.13	$0.26
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.13	$0.26

Transaction costs of approximately $9.4 million and $0.8 million have been incurred for the three months ended March 31, 2015 and 2014, respectively, and are presented as “Transaction costs” in our consolidated statements of operations.

Dispositions

During the three months ended March 31, 2015, we completed the sale of Valley Brook, a MH community located in Indiana. Pursuant to Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), the disposal of the community does not qualify for presentation as a discontinued operation, as the sale does not have a major impact on our operations and financial results and does not represent a strategic shift. Additionally, the community is not considered an individually significant component and therefore does not qualify for presentation as a discontinued operation. A gain of $8.8 million is recorded in "Gain on disposition of properties, net" in our consolidated statements of operations.

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	March 31, 2015	December 31, 2014
Land	$373,319	$309,386
Land improvements and buildings	3,218,520	2,471,436
Rental homes and improvements	493,474	477,554
Furniture, fixtures, and equipment	89,611	81,586
Land held for future development	23,955	23,955
Investment property	4,198,879	3,363,917
Accumulated depreciation	(823,106)	(795,753)
Investment property, net	$3,375,773	$2,568,164

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $127.3 million (net of allowance of $0.6 million) and $123.0 million (net of allowance of $0.7 million) as of March 31, 2015 and December 31, 2014, respectively.  The outstanding balance on the secured borrowing was $127.9 million and $123.7 million as of March 31, 2015 and December 31, 2014, respectively.

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

Three Months Ended
March 31, 2015
Beginning balance	$123,650
Financed sales of manufactured homes	8,178
Principal payments and payoffs from our customers	(1,992)
Principal reduction from repurchased homes	(1,945)
Total activity	4,241
Ending balance	$127,891

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.0 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2015	December 31, 2014
Installment notes receivable on manufactured homes, net	$25,542	$25,884
Collateralized receivables, net (see Note 4)	127,269	122,962
Other receivables, net	63,308	26,011
Total notes and other receivables, net	$216,119	$174,857

Installment Notes Receivable on Manufactured Homes

The installment notes of $25.5 million (net of allowance of $0.1 million) and $25.9 million (net of allowance of $0.1 million) as of March 31, 2015 and December 31, 2014, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.7% and 10.3 years as of March 31, 2015, and 8.7% and 10.4 years as of December 31, 2014.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Three Months Ended
March 31, 2015
Beginning balance	$26,024
Financed sales of manufactured homes	325
Acquired notes (see Note 2)	850
Principal payments and payoffs from our customers	(1,036)
Principal reduction from repossessed homes	(482)
Total activity	(343)
Ending balance	$25,681

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $127.3 million (net of allowance of $0.6 million) and $123.0 million (net of allowance of $0.7 million ) as of March 31, 2015 and December 31, 2014, respectively.  The receivables have a weighted average interest rate and maturity of 10.4% and 14.8 years as of March 31, 2015, and 10.4% and 14.6 years as of December 31, 2014.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of March 31, 2015 (in thousands):

Three Months Ended
March 31, 2015
Beginning balance	$(828)
Lower of cost or market write-downs	75
Increase to reserve balance	(9)
Total activity	66
Ending balance	$(762)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of March 31, 2015, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.9 million (net of allowance of $0.8 million), home sale proceeds of $8.2 million, insurance receivables of $0.7 million, insurance settlement of $3.7 million, rebates and other receivables of $3.4 million and a two notes receivable of $40.2 million and $2.2 million.  The $40.2 million note was repaid in conjunction with the acquisition of the six MH communities acquired in April 2015 (see Note 19). The note bore interest at 9.6% per annum and was secured by certain assets of the principals of the seller. The $2.2 million note bears interest at 8.0% for the first two years and 7.9% for the remainder of the loan, is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2014, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.9 million (net of allowance of $1.0 million), home sale proceeds of $7.4 million, insurance receivables of $1.0 million, insurance settlement of $3.7 million, rebates and other receivables of $6.8 million and a note receivable of $2.2 million.

6.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, franchise fees and other intangible assets. These intangible assets are recorded within Other assets on the consolidated balance sheets. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		March 31, 2015		December 31, 2014
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$56,141	$(14,006)	$41,511	$(12,107)
Franchise fees and other intangible assets	15 years	1,864	(235)	764	(106)
Total		$58,005	$(14,241)	$42,275	$(12,213)

During 2015, in connection with our acquisitions, we purchased in-place leases and other intangible assets valued at approximately $15.7 million with a useful life of seven years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended March 31,
Intangible Asset	2015	2014
In-place leases	$1,899	$891
Franchise fees	129	31
Total	$2,028	$922

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At March 31, 2015 and 2014, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19%. We had suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management LP and has commenced the wind down, dissolution and liquidation process. As disclosed in a press release on March 30, 2015, Origen will make an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015, retaining approximately $6.2 million for expected dissolution and wind down costs and expenses and contingencies. Depending on the actual cost of estimated wind down expenses, Origen may make one or more additional interim distributions of excess cash to stockholders prior to completing liquidation. Upon completion of liquidation, Origen will distribute remaining cash, if any, to stockholders.

8.      Consolidated Variable Interest Entities

Variable interest entities ("VIEs") that are consolidated include Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”) and Wildwood Village Mobile Home Park ("Wildwood"). We evaluated our arrangements with these properties under the guidance set forth in FASB ASC Topic 810, Consolidation. We concluded that the Rudgate Borrowers and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities.  As such, the transactions and accounts of these VIEs are included in the accompanying consolidated financial statements.

The following table summarizes the assets and liabilities included in our consolidated balance sheets after appropriate eliminations (in thousands):

	March 31, 2015	December 31, 2014
ASSETS
Investment property, net	$93,476	$94,230
Other assets	4,315	4,400
Total Assets	$97,791	$98,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$65,401	$65,849
Other liabilities	14,620	10,442
Noncontrolling interests	(652)	(416)
Total Liabilities and Stockholders' Equity	$79,369	$75,875

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.5% and 3.4% of our consolidated total assets and debt and other liabilities comprised approximately 3.2% and 3.8% of our consolidated total liabilities at March 31, 2015 and December 31, 2014, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at March 31, 2015 and December 31, 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Collateralized term loans - FNMA	$636,668	$492,800	6.6	7.1	4.5%	4.0%
Collateralized term loans - FMCC	197,418	152,462	9.7	9.9	4.0%	4.0%
Collateralized term loans - Life Companies	423,058	204,638	12.9	10.9	4.1%	4.3%
Collateralized term loans - CMBS	817,525	806,840	5.1	5.4	5.3%	5.3%
Preferred OP units	45,903	45,903	6.8	6.8	6.9%	6.9%
Secured Borrowing	127,891	123,650	14.7	14.6	10.4%	10.4%
Total debt	$2,248,463	$1,826,293	8.0	7.5	5.1%	5.1%

Collateralized Term Loans

In January 2015, in relation to the acquisition of the Green Courte properties (see Note 2), we refinanced approximately $90.8 million of mortgage debt on 10 of the communities (resulting in proceeds of $112.3 million) at a weighted average interest rate of 3.87% per annum and a weighted average term of 14.1 years. We also assumed approximately $201.4 million of mortgage debt at a weighted average interest rate of 5.74% and a weighted average remaining term of 6.3 years.

In March 2015, in relation to the acquisition of Meadowlands (see Note 2), we assumed a $6.3 million mortgage with an interest rate of 6.5% and a remaining term of 6.5 years. Also, in relation to this acquisition, we entered into a note with the seller for $2.4 million that bears no interest but is payable in three equal installments beginning in March 2016.

The collateralized term loans totaling $2.1 billion as of March 31, 2015, are secured by 172 properties comprised of 58,552 sites representing approximately $2.4 billion of net book value.

Preferred OP Units

The $34.7 million of Aspen preferred OP units issued by the Operating Partnership are convertible into 509,676 shares of the Company's common stock based on a conversion price of $68 per share with a redemption date of January 1, 2024. The current preferred distribution rate is 6.5%.

Secured Borrowing

See Note 4, "Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Lines of Credit

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of March 31, 2015, the margin was 1.70%. At March 31, 2015 and December 31, 2014 we had no amount outstanding under the Facility. At March 31, 2015 and December 31, 2014, approximately $2.6 million and $3.2 million, respectively, of availability was used to back standby letters of credit.

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

We also have a $20.0 million secured line of credit agreement collateralized by a portion of our rental home portfolio. The net book value of the rental homes pledged as security for the loan must meet or exceed 200% of the outstanding loan balance. The terms of the agreement require interest only payments for the first five years, with the remainder of the term being amortized based on a 10 year term. The interest rate is the prime rate as published in the Wall Street Journal adjusted the first day of each calendar month plus 200 basis points with a minimum rate of 5.5%. At both March 31, 2015 and December 31, 2014, the effective interest rate was 5.5%, and there was no amount outstanding.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At March 31, 2015, the effective interest rate was 7.0%.  The outstanding balance was $0.1 million and $5.8 million at March 31, 2015 and December 31, 2014, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At March 31, 2015, we were in compliance with all covenants.

10.      Equity and Mezzanine Securities

In January 2015, in connection with the Green Courte second closing, we issued 4,377,072 shares of common stock at an issuance price of $50.00 per share and 5,847,234 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share. The Series A-4 Preferred Stock holders receive a preferred return of 6.5%. In addition, one of the Green Courte Partners funds purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units for an aggregate purchase price of $12.5 million.

If certain change of control transactions occur or if our common stock ceases to be listed or quoted on an exchange or quotation system, then at any time after November 26, 2019, we or the holders of shares of Series A-4 Preferred Stock and Series A-4 preferred OP units may cause all or any of those shares or units to be redeemed for cash at a redemption price equal to the sum of (i) the greater of (x) the amount that the redeemed shares of Series A-4 Preferred Stock and Series A-4 preferred OP units would have received in such transaction if they had been converted into shares of our common stock immediately prior to such transaction, or (y)$25.00 per share, plus (ii) any accrued and unpaid distributions thereon to, but not including, the redemption date. Accordingly, we have retrospectively reclassified $13.6 million of Series A-4 Preferred Stock and $18.7 million of Series A-4 preferred OP units to temporary equity on our consolidated balance sheet. The Series A-4 preferred OP units are inclusive of its pro-rata share of net income of $0.1 million and distributions of $0.4 million for the three months ended March 31, 2015.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the three months ended March 31, 2015 or 2014.  There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the three months ended March 31, 2015, there were 17,500 common OP units converted to shares of common stock.
No such units were converted during the three months ended March 31, 2014.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert their Series A-1 preferred OP units to shares of our common stock at any time. During the three months ended March 31, 2015 and 2014, holders of Series A-1 preferred OP units converted 9,015 units into 21,985 shares of common stock, and 9,777 units into 23,846 shares of common stock, respectively.

Cash distributions of $0.65 per share were declared for the quarter ended March 31, 2015. On April 17, 2015, cash payments of approximately $36.4 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of March 31, 2015. Cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock for the quarter ended March 31, 2015. On April 15, 2015, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of April

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Equity and Mezzanine Securities, continued

1, 2015. In addition, cash distributions of $0.4062 per share were declared on the Company's Series A-4 Preferred Stock for the quarter ended March 31, 2015. On March 31, 2015, cash payments of approximately $2.6 million were made to Series A-4 Preferred Stock holders of record as of March 19, 2015.

11.      Share-Based Compensation

In February 2015, we granted 19,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 11, 2018, and had a fair value of $65.87 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In January 2015, we granted 1,000 shares of restricted stock to key employees under our Sun Communities, Inc. Equity Incentive Plan ("2009 Equity Plan"). The restricted shares had a fair value of $65.48 per share and will vest as follows: January 8, 2018: 35%; January 8, 2019: 35%; January 8, 2020: 20%; January 8, 2021: 5%; and January 8, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the three months ended March 31, 2015 and 2014, 4,084 and 2,253 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods were $0.1 million.

The vesting requirements for 20,416 restricted shares granted to our executives and employees were satisfied during the three months ended March 31, 2015.

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $34.4 million annually. This transient revenue was recognized 25.5% in the first quarter and is expected to be recognized 18.7% , 42.8% and 13.0% in the second, third and fourth quarters, respectively. In 2014, transient revenue was $31.6 million and was recognized 25.3% in the first quarter, 18.3% in the second quarter, 43.3% in the third quarter and 13.1% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$119,525	$27,963	$147,488	$87,497	$19,525	$107,022
Operating expenses/Cost of sales	37,929	18,162	56,091	29,198	13,099	42,297
Net operating income/Gross profit	81,596	9,801	91,397	58,299	6,426	64,725
Adjustments to arrive at net income (loss):
Ancillary, interest and other income, net	5,166	—	5,166	4,159	—	4,159
General and administrative	(9,830)	(3,514)	(13,344)	(7,813)	(2,499)	(10,312)
Transaction costs	(9,449)	—	(9,449)	(752)	(8)	(760)
Depreciation and amortization	(31,497)	(12,504)	(44,001)	(18,356)	(10,533)	(28,889)
Interest	(25,387)	(2)	(25,389)	(17,588)	(2)	(17,590)
Interest on mandatorily redeemable debt	(852)	—	(852)	(803)	—	(803)
Gain (loss) on disposition of properties, net	9,479	(710)	8,769	—	—	—
Distributions from affiliate	—	—	—	400	—	400
Provision for state income taxes	(49)	—	(49)	(69)	—	(69)
Net income (loss)	19,177	(6,929)	12,248	17,477	(6,616)	10,861
Less: Preferred return to A-1 preferred OP units	631	—	631	672	—	672
Less: Preferred return to A-3 preferred OP units	45	—	45	45	—	45
Less: Preferred return to A-4 preferred OP units	353	—	353	—	—	—
Less: Amounts attributable to noncontrolling interests	760	(496)	264	1,325	(541)	784
Net income (loss) attributable to Sun Communities, Inc.	17,388	(6,433)	10,955	15,435	(6,075)	9,360
Less: Preferred stock distributions	4,086	—	4,086	1,514	—	1,514
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$13,302	$(6,433)	$6,869	$13,921	$(6,075)	$7,846

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting, continued

	March 31, 2015			December 31, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$3,006,058	$369,715	$3,375,773	$2,207,526	$360,638	$2,568,164
Cash and cash equivalents	122,916	1,965	124,881	81,864	1,595	83,459
Inventory of manufactured homes	—	13,878	13,878	—	8,860	8,860
Notes and other receivables, net	205,309	10,810	216,119	163,713	11,144	174,857
Other assets	108,728	5,262	113,990	97,485	4,867	102,352
Total assets	$3,443,011	$401,630	$3,844,641	$2,550,588	$387,104	$2,937,692

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2015.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of March 31, 2015 and December 31, 2014.

We had no unrecognized tax benefits as of March 31, 2015 and 2014. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2015.

We classify certain state taxes as income taxes for financial reporting purposes. We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the three months ended March 31, 2015 and 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Earnings Per Share

We have outstanding stock options, unvested restricted shares and Series A-4 Preferred Stock, and our Operating Partnership has outstanding common OP units, convertible Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2015	2014
Net income attributable to common stockholders	$6,869	$7,846
Allocation of income to restricted stock awards	(39)	(68)
Net income attributable to common stockholders after allocation	$6,830	$7,778
Allocation of income to restricted stock awards	39	68
Diluted earnings: net income attributable to common stockholders after allocation	$6,869	$7,846
Denominator
Weighted average common shares outstanding	52,498	36,495
Add: dilutive stock options	16	14
Add: dilutive restricted stock	378	195
Diluted weighted average common shares and securities	52,892	36,704
Earnings per share available to common stockholders:
Basic	$0.13	$0.21
Diluted	$0.13	$0.21

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2015 and 2014 (amounts in thousands):

	As of March 31,
	2015	2014
Common OP units	2,544	2,069
Series A-1 preferred OP units	420	446
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	869	—
Series A-4 Preferred Stock	6,331	—
Aspen preferred OP units	1,284	1,325
Total securities	11,488	3,880

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities

Our objective in using interest rate derivatives is to manage exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect it could have on future cash flows. Interest rate caps are used to accomplish this objective. We require hedging derivative instruments to be highly effective in reducing the risk exposure that they are designated to hedge. We formally designate any instrument that meets these hedging criteria as a hedge at the inception of the derivative contract. We do not enter into derivative instruments for speculative purposes.

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2015:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2012	4/1/2015	$152.4	3 Month LIBOR	0.2610%	11.2650%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2610%	11.0200%	—%	N/A

In April 2015, our interest rate cap agreement with a notional amount of $152.4 million expired. We renewed our agreement with a notional amount of $150.1 million, a rate of 9.0% and a maturity date of 4/1/2018.

In accordance with ASC Topic 815, Derivatives and Hedging, we have recorded the fair value of our derivative instruments designated as cash flow hedges on the balance sheet. See Note 16 for information on the determination of fair value for the derivative instruments.  The following table summarizes the fair value of derivative instruments included in our consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Interest rate cap agreement	Other assets	$—	$—	Other liabilities	$—	$—
Total derivatives designated as hedging instruments		$—	$—		$—	$—

These valuation adjustments will only be realized under certain situations. For example, if we terminate contracts prior to maturity or if derivatives fail to qualify for hedge accounting, we would need to amortize amounts currently included in accumulated other comprehensive income into interest expense over the terms of the derivative contracts.  We did not terminate our agreement prior to maturity, and it did not fail to qualify for hedge accounting; therefore, the net of valuation adjustments through the maturity date approximated zero.

Our hedges were highly effective and had minimal effect on income.  The following tables summarize the impact of derivative instruments for the three months ended March 31, 2015 and 2014 as recorded in the consolidated statements of operations (in thousands):

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Interest rate swaps and cap agreement	$—	$97	Interest expense	$—	$—
Total	$—	$97	Total	$—	$—

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities, continued

Our financial derivative instruments are designated and qualify as cash flow hedges and the effective portion of the gain or loss on such hedges are reported as a component of accumulated other comprehensive income in our consolidated balance sheets.

To the extent that the hedging relationship is not effective or does not qualify as a cash flow hedge, the ineffective portion is recorded in interest expense. Hedges that received designated hedge accounting treatment are evaluated for effectiveness at the time that they are designated as well as through the hedging period. No gain or loss was recognized in the consolidated financial statements related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the three months ended March 31, 2015 and 2014.

Certain of our derivative instruments contain provisions that require us to provide ongoing collateralization on derivative instruments in a liability position.  As of March 31, 2015 and December 31, 2014, we had no such deposits recorded.

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

The table below sets forth our financial assets and liabilities that require disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of March 31, 2015 and December 31, 2014 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2015		December 31, 2014
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$25,542	$25,542	$25,884	$25,884
Collateralized receivables, net	$127,269	$127,269	$122,962	$122,962
Financial liabilities
Derivative instruments	$—	$—	$—	$—
Debt (excluding secured borrowing)	$2,120,572	$2,195,634	$1,702,643	$1,752,939
Secured borrowing	$127,891	$127,891	$123,650	$123,649
Lines of credit	$144	$144	$5,794	$5,794

The derivative instruments are the only financial liabilities that were required to be carried at fair value in the consolidated balance sheets for the periods indicated, and we have no financial assets that are required to be carried at fair value.

17.     Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis," ("ASU 2015-02"). ASU 2015-02 eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. While the guidance is aimed at asset managers, it will affect all reporting entities that have variable interests in other legal entities (e.g., limited partnerships, similar entities and certain corporations). In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance provided they have a variable interest in those VIEs. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the potential impact the new standard will have on our consolidated financial statements.

18.    Commitments and Contingencies

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

Berger Acquisition

In April 2015, we completed the previously announced acquisition of six MH communities for total consideration of $256.2 million. The acquisition included over 3,130 developed sites and expansion potential of approximately 380 sites. Included in the total consideration paid was 371,808 common OP units and 340,206 newly created Series C Preferred Units. Distributions will be paid on the Series C preferred OP units at a rate equal to 4.0% per year from the closing until the second anniversary of the date of issuance, 4.5% per year during the following three years, and 5.0% per year thereafter. At the holder’s option, each Series C preferred OP unit will be exchangeable into 1.111 shares of the Company’s common stock and holders of Series C preferred OP units will not have any voting or consent rights. We also assumed $157.3 million of mortgage debt on the communities with a weighted average interest rate of 5.17% and a weighted average remaining term of 6.3 years.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, along with our 2014 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2015, we owned and operated a portfolio of 243 developed properties located in 29 states throughout the United States, including 209 MH communities, 25 RV communities, and 9 properties containing both MH and RV sites.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2014 Annual Report.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table summarizes our consolidated financial results for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Real Property NOI	$81,596	$58,299
Rental Program NOI	20,651	17,253
Home Sales NOI/Gross Profit	4,277	2,275
Site rent from Rental Program (included in Real Property NOI)	(15,127)	(13,102)
NOI/Gross profit	91,397	64,725
Adjustments to arrive at net income:
Other revenues	5,166	4,159
General and administrative	(13,344)	(10,312)
Transaction costs	(9,449)	(760)
Depreciation and amortization	(44,001)	(28,889)
Interest expense	(26,241)	(18,393)
Gain on disposition of properties, net	8,769	—
Provision for state income taxes	(49)	(69)
Distributions from affiliate	—	400
Net income	12,248	10,861
Less: Preferred return to A-1 preferred OP units	631	672
Less: Preferred return to A-3 preferred OP units	45	45
Less: Preferred return to A-4 preferred OP units	353	—
Less: Amounts attributable to noncontrolling interests	264	784
Net income attributable to Sun Communities, Inc.	10,955	9,360
Less: Preferred stock distributions	4,086	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$6,869	$7,846

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$119,525	$87,497	$32,028	36.6%
Property operating expenses:
Payroll and benefits	8,675	6,501	2,174	33.4%
Legal, taxes & insurance	1,755	1,338	417	31.2%
Utilities	13,152	10,580	2,572	24.3%
Supplies and repair	2,770	2,316	454	19.6%
Other	2,862	2,454	408	16.6%
Real estate taxes	8,715	6,009	2,706	45.0%
Property operating expenses	37,929	29,198	8,731	29.9%
Real Property NOI	$81,596	$58,299	$23,297	40.0%

	As of March 31,
Other Information	2015	2014	Change
Number of properties	243	192	51
Developed sites	89,320	71,891	17,429
Occupied sites (1) (2)	74,799	57,144	17,655
Occupancy % (1)	92.9%	90.2%	2.7%
Weighted average monthly site rent - MH	$467	$451	$16
Weighted average monthly site rent - RV (3)	$402	$379	$23
Weighted average monthly site rent - Total	$459	$440	$19
Sites available for development	7,206	6,166	1,040

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 9,356 sites acquired in 2015 and 1,125 sites acquired in 2014.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 40.0% increase in Real Property NOI consists of $18.5 million from newly acquired properties and $4.8 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated throughout 2015 and 2014.  The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Site data in this Form 10-Q includes all properties acquired prior to December 31, 2013 and which we have owned and operated continuously since January 1, 2014.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$83,883	$78,573	$5,310	6.8%
Property operating expenses:
Payroll and benefits	6,673	6,111	562	9.2%
Legal, taxes & insurance	1,385	1,265	120	9.5%
Utilities	5,152	5,081	71	1.4%
Supplies and repair	1,849	2,182	(333)	(15.3)%
Other	2,112	2,199	(87)	(4.0)%
Real estate taxes	5,795	5,645	150	2.7%
Property operating expenses	22,966	22,483	483	2.1%
Real Property NOI	$60,917	$56,090	$4,827	8.6%

	As of March 31,
Other Information	2015	2014	Change
Number of properties	177	177	—
Developed sites	66,516	66,048	468
Occupied sites (1)	55,640	53,942	1,698
Occupancy % (1) (2)	94.0%	92.5%	1.5%
Weighted average monthly site rent - MH	$466	$451	$15
Weighted average monthly site rent - RV (3)	$398	$379	$19
Weighted average monthly site rent - Total	$456	$441	$15
Sites available for development	6,197	6,166	31

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 8.6% growth in NOI is primarily due to increased revenues of $5.3 million partially offset by additional expenses of $0.5 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.8% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $4.7 million due to the increased number of occupied home sites and the increase to our weighted average rental rate of 3.4%.  Additionally, transient RV revenue increased $0.3 million and other miscellaneous fees and charges increased by $0.3 million.

Property operating expenses increased approximately $0.5 million, or 2.1%, compared to 2014. Of that increase, payroll and benefits expenses increased $0.6 million primarily due to increased salaries and wages and increased medical benefit costs. Legal, taxes and insurance expenses increased $0.1 million, primarily due to an increase in property and casualty insurance, and real

SUN COMMUNITIES, INC.

estate taxes increased $0.2 million. These increases were partially offset by a decrease in supplies and repair expenses of $0.3 million primarily due to decreased community maintenance, gasoline, snow removal and water system expenses.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2015 and 2014 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2015	2014	Change	% Change
Rental home revenue	$11,129	$9,402	$1,727	18.4%
Site rent from Rental Program (1)	15,127	13,102	2,025	15.5%
Rental Program revenue	26,256	22,504	3,752	16.7%
Expenses
Commissions	834	601	233	38.8%
Repairs and refurbishment	2,416	2,405	11	0.5%
Taxes and insurance	1,476	1,368	108	7.9%
Marketing and other	879	877	2	0.2%
Rental Program operating and maintenance	5,605	5,251	354	6.7%
Rental Program NOI	$20,651	$17,253	$3,398	19.7%

Other Information
Number of occupied rentals, end of period	11,157	10,073	1,084	10.8%
Investment in occupied rental homes	$431,421	$371,360	$60,061	16.2%
Number of sold rental homes	181	134	47	35.1%
Weighted average monthly rental rate	$834	$801	$33	4.1%

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

The 19.7% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.4 million was primarily a result of increased commissions expense of $0.2 million and increased taxes and insurance expense of $0.1 million due to property and casualty insurance and use tax increases. Each of these expense categories increased primarily due to the additional number of homes in the Rental Program.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2015 and 2014 (in thousands, except for average selling prices and statistical information):

	Three Months Ended March 31,
Financial Information	2015	2014	Change	% Change
New home sales	$5,246	$2,163	$3,083	142.5%
Pre-owned home sales	11,588	7,960	3,628	45.6%
Revenue from home sales	16,834	10,123	6,711	66.3%

New home cost of sales	4,191	1,834	2,357	128.5%
Pre-owned home cost of sales	8,366	6,014	2,352	39.1%
Cost of home sales	12,557	7,848	4,709	60.0%
NOI / Gross profit	$4,277	$2,275	$2,002	88.0%

Gross profit – new homes	$1,055	$329	$726	220.7%
Gross margin % – new homes	20.1%	15.2%	4.9%
Average selling price – new homes	$79,484	$80,129	$(645)	(0.8)%

Gross profit – pre-owned homes	$3,222	$1,946	$1,276	65.6%
Gross margin % – pre-owned homes	27.8%	24.4%	3.4%
Average selling price – pre-owned homes	$24,294	$23,273	$1,021	4.4%

Statistical Information
Home sales volume:
New home sales	66	27	39	144.4%
Pre-owned home sales	477	342	135	39.5%
Total homes sold	543	369	174	47.2%

Home Sales NOI/Gross profit increased $0.7 million on new home sales and increased $1.3 million on pre-owned home sales. The increased profits on new home sales are due to an increase in volume and a decrease in the cost of sales per unit. The increased profits on pre-owned homes are primarily due to an increase in volume and an increase in per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014	Change	% Change
Ancillary revenues, net	$645	$518	$127	24.5%
Interest income	$3,984	$3,354	$630	18.8%
Brokerage commissions and other revenues	$537	$287	$250	87.1%
Real property general and administrative	$9,830	$7,813	$2,017	25.8%
Home sales and rentals general and administrative	$3,514	$2,499	$1,015	40.6%
Transaction costs	$9,449	$760	$8,689	1,143.3%
Depreciation and amortization	$44,001	$28,889	$15,112	52.3%
Interest expense	$26,241	$18,393	$7,848	42.7%
Gain on disposition of properties, net	$8,769	$—	$8,769	100.0%
Distributions from affiliates	$—	$400	$(400)	(100.0)%

Interest income increased primarily due to an increase in interest income on collateralized receivables of $0.3 million and interest income of $0.3 million due to the origination of a loan related to our acquisition of six MH communities (see Note 5 to our consolidated financial statements).

Real property general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.7 million, increased training, travel and office expense of $0.4 million, increased deferred compensation expense of $0.3 million, increased medical benefit cost of $0.1 million, increased legal expense of $0.1 million, increased corporate insurance costs of $0.1 million and increased other miscellaneous expenses of $0.3 million.

Home sales and rentals general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.7 million, increased commission expense of $0.2 million and increased medical benefit cost of $0.1 million.

Transaction costs increased primarily due to acquisition due diligence and other transaction costs related to our acquisitions (see Notes 2 and 9 to our consolidated financial statements) including prepayment penalties for the early payoff of acquisition related debt.

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $12.0 million primarily related to our newly acquired properties, $1.4 million related to depreciation on investment property for use in our Rental Program, $0.4 million related to depreciation on homes in our vacation rental program and $1.2 million related to the amortization of in-place leases and promotions.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily as a result of an $8.1 million increase in mortgage interest due to the acquisition of the Green Courte properties, a $0.3 million increase in expense associated with our secured borrowing arrangements and a $0.2 million increase in deferred financing cost amortization, partially offset by a decrease of $0.8 million in interest expense on our lines of credit.

Gain on disposition of properties, net of $8.8 million is a result of the sale of one MH property during the period (see Note 2 to our consolidated financial statements). We did not dispose of any properties during the first quarter of 2014.

Distributions from affiliate decreased $0.4 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero. The income recorded in 2014 is distribution income. There was no distribution income during the first quarter of 2015. During 2015, Origen sold substantially all of its assets and commenced a liquidation process. See Note 7 to our financial statements.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income attributable to Sun Communities, Inc. common stockholders	$6,869	$7,846
Adjustments:
Preferred return to Series A-1 preferred OP units	—	672
Preferred return to Series A-3 preferred OP units	45	45
Amounts attributable to noncontrolling interests	78	784
Depreciation and amortization	44,264	29,168
Gain on disposition of properties, net	(8,769)	—
Gain on disposition of assets	(1,702)	(1,014)
Funds from operations ("FFO")	40,785	37,501
Adjustments:
Transaction costs	9,449	760
FFO excluding certain items	$50,234	$38,261

Weighted average common shares outstanding:	52,498	36,495
Add:
Common stock issuable upon conversion of stock options	16	14
Restricted stock	378	195
Common OP units	2,560	2,069
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	—	1,107
Weighted average common shares outstanding - fully diluted	55,527	39,955

FFO per share - fully diluted	$0.73	$0.93
FFO per share excluding certain items - fully diluted	$0.90	$0.95

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

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

During the three months ended March 31, 2015, we acquired 27 MH communities with approximately 10,400 sites. We also disposed of one MH community with approximately 800 sites. See Note 2 to our financial statements for details on the 2015 acquisitions and dispositions and Note 9 to our financial statements for related debt transactions.

We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2015, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the three months ended March 31, 2015, we invested $0.6 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from home sales.  Expenditures for 2015 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Cash Provided by Operating Activities	$40,944	$44,674
Net Cash Used in Investing Activities	$(212,170)	$(138,668)
Net Cash Provided by Financing Activities	$212,648	$98,546

Operating Activities

Cash and cash equivalents increased by $41.4 million from $83.5 million as of December 31, 2014, to $124.9 million as of March 31, 2015. Net cash provided by operating activities decreased by $3.7 million from $44.7 million for the three months ended March 31, 2014 to $40.9 million for the three months ended March 31, 2015.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Part I, Item 1A of our 2014 Annual Report.

Investing Activities

Net cash used in investing activities was $212.2 million for the three months ended March 31, 2015, compared to $138.7 million for the three months ended March 31, 2014. The increase is primarily due to increased cash used for the acquisition of properties, as a result of the second closing of the Green Courte transaction and the acquisition of Meadowlands, as well as the issuance of a $40.2 million note receivable related to the acquisition of six MH communities subsequent to the quarter ended March 31, 2015. This note receivable was repaid in the completion of the acquisition in April 2015. The increase is partially offset by proceeds

SUN COMMUNITIES, INC.

related to the disposition of properties of $17.3 million received during the first quarter of 2015. We did not dispose of any properties during the first quarter of 2014.

Financing Activities

Net cash provided by financing activities was $212.6 million for the three months ended March 31, 2015, compared to $98.5 million for the three months ended March 31, 2014. The increase is primarily due to increased net proceeds from the issuance of other debt and decreased net payments on our line of credit. These increases were partially offset by a decrease in net proceeds received from the issuance of additional shares of common stock. We completed an underwritten registered public offering during the first quarter of 2014 and did not complete any offerings during the first quarter of 2015. Also partially offsetting the increase is increased distributions to our stockholders and OP unit holders.

Financial Flexibility

We have a senior secured revolving credit facility (the "Facility") with a maximum borrowing capacity of $350.0 million, subject to certain borrowing base calculations, and a built in accordion allowing for up to $250.0 million in additional borrowings. As of March 31, 2015 and December 31, 2014, we did not have a balance outstanding under the Facility. Borrowings under the Facility bear interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the Facility, which can range from 1.65% to 2.90%. During the three months ended March 31, 2015, we did not have a balance on the Facility. The borrowings under the Facility mature May 15, 2017, which date can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. Although the Facility is a committed facility, the financial failure of one or more of the participating financial institutions may reduce the amount of credit available to us.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At March 31, 2015, we had outstanding letters of credit to back standby letters of credit totaling approximately $2.6 million, leaving approximately $347.4 million available under our secured line of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of March 31, 2015
Maximum Leverage Ratio	<68.5%	45.2%
Minimum Fixed Charge Coverage Ratio	>1.40	2.46
Minimum Tangible Net Worth	>$990,159	$2,175,656
Maximum Dividend Payout Ratio	<95.0%	72.5%

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

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At March 31, 2015, we had 71 unencumbered properties with an estimated market value of $707.3 million. Fifty-six of these unencumbered properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our

SUN COMMUNITIES, INC.

financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A of our 2014 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2015, our net debt to enterprise value approximated 34.2% (assuming conversion of all common OP units, A-1 preferred OP units, A-3 preferred OP units and A-4 preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.0 years and a weighted average interest rate of 5.1%.

Capital expenditures for the three months ended March 31, 2015 and 2014 included recurring capital expenditures of $3.4 million and $1.6 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in our 2014 Annual Report and our other filings with the SEC, such risks and uncertainties include:

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

We have two interest rate cap agreements with a total notional amount of $162.4 million as of March 31, 2015. The first interest rate cap agreement has a cap rate of 11.27%, a notional amount of $152.4 million and a termination date of April 2015.  In April 2015, we renewed our agreement with a notional amount of $150.1 million, a rate of 9.0% and a maturity date of April 1, 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $160.4 million and $252.2 million as of March 31, 2015 and 2014, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $0.4 million and $1.0 million as of March 31, 2015 and 2014, respectively, based on the $162.0 million and $424.0 million average balances outstanding under our variable rate debt facilities, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

On April 22, 2015 the Operating Partnership’s limited partnership agreement was amended to clarify certain tax allocation provisions. A copy of the amendment is attached as an exhibit to this report.

SUN COMMUNITIES, INC.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 18 included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements", within this quarterly report on Form 10-Q.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors in Part 1, Item 1A., "Risk Factors", in our 2014 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2014 Annual Report.

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three months ended March 31, 2015.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 1, 2015
10.2	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101
The following Sun Communities, Inc. financial information for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).
Filed herewith

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2015	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 1, 2015
10.2	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101
The following Sun Communities, Inc. financial information for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).
Filed herewith