Form 10-Q
period 2015-06-30
SUN COMMUNITIES INC
filed 2015-07-30
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2015:  53,782,595

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

sSUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) June 30, 2015	December 31, 2014
ASSETS
Investment property, net (including $92,687 and $94,230 for consolidated variable interest entities at June 30, 2015 and December 31, 2014; see Note 8)	$3,716,141	$2,568,164
Cash and cash equivalents	11,930	83,459
Inventory of manufactured homes	10,246	8,860
Notes and other receivables, net	188,036	174,857
Other assets, net	106,496	102,352
TOTAL ASSETS	$4,032,849	$2,937,692
LIABILITIES
Debt (including $64,968 and $65,849 for consolidated variable interest entities at June 30, 2015 and December 31, 2014; see Note 8)	$2,343,821	$1,826,293
Lines of credit	37,742	5,794
Other liabilities	235,508	165,453
TOTAL LIABILITIES	2,617,071	1,997,540
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 6,365 shares at June 30, 2015 and 483 shares at December 31, 2014	190,079	13,610
Series A-4 preferred OP units	24,155	18,722
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at June 30, 2015 and December 31, 2014	34	34
Common stock, $0.01 par value. Authorized: 90,000 shares; Issued and outstanding: 53,783 shares at June 30, 2015 and 48,573 shares at December 31, 2014	538	486
Additional paid-in capital	2,038,229	1,741,154
Distributions in excess of accumulated earnings	(911,628)	(863,545)
Total Sun Communities, Inc. stockholders' equity	1,127,173	878,129
Noncontrolling interests:
Common and preferred OP units	75,356	30,107
Consolidated variable interest entities	(985)	(416)
Total noncontrolling interests	74,371	29,691
TOTAL STOCKHOLDERS’ EQUITY	1,201,544	907,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,032,849	$2,937,692

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUES
Income from real property	$125,833	$86,105	$245,358	$173,602
Revenue from home sales	18,734	14,813	35,568	24,936
Rental home revenue	11,495	9,733	22,624	19,135
Ancillary revenues	5,254	4,254	8,445	6,690
Interest	3,893	3,526	7,877	6,880
Brokerage commissions and other income, net	729	95	1,266	382
Total revenues	165,938	118,526	321,138	231,625
COSTS AND EXPENSES
Property operating and maintenance	34,507	25,193	63,721	48,382
Real estate taxes	8,796	6,079	17,511	12,088
Cost of home sales	13,702	11,100	26,259	18,948
Rental home operating and maintenance	5,479	5,213	11,084	10,464
Ancillary expenses	4,149	3,139	6,695	5,057
General and administrative - real property	10,486	8,393	20,316	16,206
General and administrative - home sales and rentals	3,957	3,119	7,445	5,618
Transaction costs	2,037	1,104	11,486	1,864
Depreciation and amortization	41,411	30,045	85,412	58,934
Extinguishment of debt	2,800	—	2,800	—
Interest	26,751	17,940	52,140	35,530
Interest on mandatorily redeemable debt	787	806	1,639	1,609
Total expenses	154,862	112,131	306,508	214,700
Income before other gains (losses)	11,076	6,395	14,630	16,925
(Loss) gain on disposition of properties, net	(13)	885	8,756	885
Provision for state income taxes	(77)	(70)	(152)	(139)
Distributions from affiliate	7,500	400	7,500	800
Net income	18,486	7,610	30,734	18,471
Less: Preferred return to Series A-1 preferred OP units	622	664	1,253	1,336
Less: Preferred return to Series A-3 preferred OP units	46	46	91	91
Less: Preferred return to Series A-4 preferred OP units	353	—	706	—
Less: Preferred return to Series C preferred OP units	340	—	340	—
Less: Amounts attributable to noncontrolling interests	743	458	1,007	1,242
Net income attributable to Sun Communities, Inc.	16,382	6,442	27,337	15,802
Less: Preferred stock distributions	4,088	1,514	8,174	3,028
Net income attributable to Sun Communities, Inc. common stockholders	$12,294	$4,928	$19,163	$12,774
Weighted average common shares outstanding:
Basic	52,846	40,331	52,672	38,413
Diluted	53,237	40,546	53,060	38,631
Earnings per share:
Basic	$0.23	$0.12	$0.36	$0.33
Diluted	$0.23	$0.12	$0.36	$0.33

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18,486	$7,610	$30,734	$18,471
Unrealized gain on interest rate swaps	—	—	—	97
Total comprehensive income	18,486	7,610	30,734	18,568
Less: Comprehensive income attributable to the noncontrolling interests	743	458	1,007	1,250
Comprehensive income attributable to Sun Communities, Inc.	$17,743	$7,152	$29,727	$17,318

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2014	$34	$486	$1,741,154	$(863,545)	$29,691	$907,820
Issuance of common stock from exercise of options, net	—	—	71	—	—	71
Issuance, conversion of OP units and associated costs of common stock, net	—	52	293,764	—	49,113	342,929
Share-based compensation - amortization and forfeitures	—	—	3,240	96	—	3,336
Net income	—	—	—	29,727	867	30,594
Distributions	—	—	—	(77,906)	(5,300)	(83,206)
Balance at June 30, 2015	$34	$538	$2,038,229	$(911,628)	$74,371	$1,201,544

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$30,734	$18,471
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(3,539)	(2,514)
Gain on disposition of properties, net	(8,756)	(885)
Share-based compensation	3,336	2,223
Depreciation and amortization	85,499	59,302
Amortization of below market lease intangible	(2,374)	—
Amortization of debt premium intangible	(5,478)	—
Amortization of deferred financing costs	857	567
Distributions from affiliate	(7,500)	(800)
Change in notes receivable from financed sales of inventory homes, net of repayments	(3,137)	(7,401)
Change in inventory, other assets and other receivables, net	(8,986)	(2,269)
Change in other liabilities	11,737	10,419
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,393	77,113
INVESTING ACTIVITIES:
Investment in properties	(94,327)	(84,036)
Acquisitions of properties	(237,395)	(137,376)
Payments for deposits on acquisitions	(925)	—
Proceeds related to affiliate dividend distribution	7,500	800
Proceeds related to disposition of land	—	221
Proceeds related to disposition of assets and depreciated homes, net	2,864	4,697
Proceeds related to the disposition of properties	17,282	15,298
Issuance of notes and other receivables	(556)	(1,487)
Repayments of notes and other receivables	705	5,114
NET CASH USED FOR INVESTING ACTIVITIES	(304,852)	(196,769)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	36,858	213,802
Net proceeds from stock option exercise	71	127
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(80,141)	(56,156)
Borrowings on lines of credit	57,985	213,922
Payments on lines of credit	(26,036)	(356,844)
Proceeds from issuance of other debt	265,134	114,666
Payments on other debt	(114,091)	(8,178)
Proceeds received from return of prepaid deferred financing costs	5,032	2,384
Payments for deferred financing costs	(3,882)	(1,200)
NET CASH PROVIDED BY FINANCING ACTIVITIES	140,930	122,523
Net change in cash and cash equivalents	(71,529)	2,867
Cash and cash equivalents, beginning of period	83,459	4,753
Cash and cash equivalents, end of period	$11,930	$7,620

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $464 and $678, respectively)	$47,019	$28,148
Cash paid for interest on mandatorily redeemable debt	$1,642	$1,609
Cash paid for state income taxes	$200	$292
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$—	$97
Reduction in secured borrowing balance	$8,079	$10,515
Change in distributions declared and outstanding	$3,771	$4,034
Conversion of Series A-1 preferred OP units	$3,788	$1,707
Settlement of membership interest	$180	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$1,000	$—
Acquisitions - Series A-4 preferred stock issued	$175,613	$—
Acquisitions - Common stock and OP units issued	$278,953	$—
Acquisitions - Series C preferred OP units issued	$33,154	$—
Acquisitions - debt assumed	$377,666	$—

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
Second Phase
In January 2015, we completed the final closing of the acquisition of the Green Courte properties. We acquired the remaining 26 communities comprised of over 10,000 sites. Included in the total consideration paid for the second phase was the issuance of 4,377,073 shares of common stock and 5,847,234 shares of Series A-4 Preferred Stock.
The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid (in thousands):

At Acquisition Date	First Phase (1)	Second Phase (1)	Total
Investment in property	$656,543	$818,109	$1,474,652
Notes receivable	5,189	850	6,039
Other (liabilities) assets	(1,705)	7,405	5,700
In-place leases and other intangible assets	12,870	15,460	28,330
Below market lease intangible	(10,820)	(54,580)	(65,400)
Assumed debt	(199,300)	(201,466)	(400,766)
Total identifiable assets and liabilities assumed	$462,777	$585,778	$1,048,555

Consideration
Common OP units (2)	$24,064	$—	$24,064
Series A-4 preferred OP units (3)	18,852	1,000	19,852
Common stock	20,427	259,133	279,560
Series A-4 preferred stock (3)	13,697	175,527	189,224
Consideration from new mortgages	100,700	90,794	191,494
Cash consideration transferred	285,037	59,324	344,361
Total consideration transferred	$462,777	$585,778	$1,048,555
(1) The purchase price allocations for the first and second closings are preliminary and may be adjusted as final costs and final valuations are determined.

(2) To estimate the fair value of the common OP units at the valuation date, we utilized the market approach, observing public price of our common stock.

(3) To estimate the fair value of the Series A-4 preferred OP units and the Series A-4 Preferred Stock at the valuation date, we utilized an income approach. Under this approach, we used the Binomial Lattice Method.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions, continued

The amount of revenue and net income included in the consolidated statements of operations related to the Green Courte properties for the three and six months ended June 30, 2015 is set forth in the following table (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)
Revenue	$34,436	$68,471
Net income	$7,153	$9,266

Other Acquisitions
In May 2015, we acquired La Hacienda RV Resort ("La Hacienda"), a RV resort with 241 sites located in Austin, Texas. We also acquired Lakeside Crossing, a MH community with 419 sites and expansion potential of nearly 300 sites, located near Myrtle Beach, South Carolina.
In April 2015, we completed the previously announced Berger acquisition of six MH communities with over 3,130 developed sites and expansion potential of approximately 380 sites. Included in the total consideration paid was 371,808 common OP units and 340,206 newly created Series C Preferred Units.

In March 2015, we acquired Meadowlands Gibraltar ("Meadowlands"), a MH community with 321 sites located in Gibraltar, Michigan.
The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition date and the consideration paid for the acquisition completed in 2015 (in thousands):

At Acquisition Date	Meadowlands (1)	Berger (1)	Lakeside Crossing (1)	La Hacienda (1)	Total
Investment in property	$8,313	$268,026	$35,438	$25,895	$337,672
Inventory of manufactured homes	285	—	—	—	285
In-place leases and other intangible assets	270	5,040	520	1,380	7,210
Below market lease intangible	—	(7,840)	(3,440)	—	(11,280)
Assumed debt	(6,318)	(169,882)	—	—	(176,200)
Total identifiable assets and liabilities assumed	$2,550	$95,344	$32,518	$27,275	$157,687

Consideration
Common OP units	$—	$19,650	$—	$—	$19,650
Series C preferred OP units	—	33,154	—	—	33,154
Note payable	2,377	—	—	—	2,377
Cash consideration transferred	173	42,540	32,518	27,275	102,506
Total consideration transferred	$2,550	$95,344	$32,518	$27,275	$157,687

(1) The purchase price allocations for Meadowlands, Berger, Lakeside Crossing and La Hacienda are preliminary and may be adjusted as final costs and final valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Real Estate Acquisitions and Dispositions, continued

The amount of revenue and net income included in the consolidated statements of operations related to the acquisitions above (excluding Green Courte) for the three and six months ended June 30, 2015 is set forth in the following table (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(unaudited)	(unaudited)
Revenue	$6,677	$6,712
Net income	$804	$812

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2015 and 2014 as if the properties were acquired on January 1, 2014. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2014 (in thousands, except per-share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
Total revenues	$166,451	$152,030	$328,155	$298,743
Net income attributable to Sun Communities, Inc. common stockholders	$14,262	$10,693	$43,724	$20,559
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.27	$0.27	$0.83	$0.54
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.27	$0.26	$0.82	$0.51

Transaction costs of approximately $2.0 million and $1.1 million and $11.5 million and $1.9 million have been incurred for the three and six months ended June 30, 2015 and 2014, respectively, and are presented as “Transaction costs” in our consolidated statements of operations.

Dispositions

During January 2015, we completed the sale of Valley Brook, a MH community located in Indiana. Pursuant to Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), the disposal of the community does not qualify for presentation as a discontinued operation, as the sale does not have a major impact on our operations and financial results and does not represent a strategic shift. Additionally, the community is not considered an individually significant component and therefore does not qualify for presentation as a discontinued operation. A gain of $8.8 million is recorded in "Gain on disposition of properties, net" in our consolidated statements of operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      Investment Property

The following table sets forth certain information regarding investment property (in thousands):

	June 30, 2015	December 31, 2014
Land	$438,675	$309,386
Land improvements and buildings	3,491,999	2,471,436
Rental homes and improvements	522,548	477,554
Furniture, fixtures, and equipment	96,366	81,586
Land held for future development	23,659	23,955
Investment property	4,573,247	3,363,917
Accumulated depreciation	(857,106)	(795,753)
Investment property, net	$3,716,141	$2,568,164

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

The transferred assets have been classified as collateralized receivables in Notes and Other Receivables (see Note 5), and the cash proceeds received from these transactions have been classified as a secured borrowing in Debt (see Note 9) within the consolidated balance sheets. The balance of the collateralized receivables was $133.1 million (net of allowance of $0.6 million) and $123.0 million (net of allowance of $0.7 million) as of June 30, 2015 and December 31, 2014, respectively.  The outstanding balance on the secured borrowing was $133.7 million and $123.7 million as of June 30, 2015 and December 31, 2014, respectively.

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

Six Months Ended
June 30, 2015
Beginning balance	$123,650
Financed sales of manufactured homes	18,175
Principal payments and payoffs from our customers	(3,857)
Principal reduction from repurchased homes	(4,222)
Total activity	10,096
Ending balance	$133,746

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.3 million and $2.9 million and $6.3 million and $5.6 million for the three and six months ended June 30, 2015 and 2014, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2015	December 31, 2014
Installment notes receivable on manufactured homes, net	$24,023	$25,884
Collateralized receivables, net (see Note 4)	133,133	122,962
Other receivables, net	30,880	26,011
Total notes and other receivables, net	$188,036	$174,857

Installment Notes Receivable on Manufactured Homes

The installment notes of $24.0 million (net of allowance of $0.1 million) and $25.9 million (net of allowance of $0.1 million) as of June 30, 2015 and December 31, 2014, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate and maturity of 8.7% and 10.2 years as of June 30, 2015, and 8.7% and 10.4 years as of December 31, 2014.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

Six Months Ended
June 30, 2015
Beginning balance	$26,024
Financed sales of manufactured homes	472
Acquired notes (see Note 2)	850
Principal payments and payoffs from our customers	(2,278)
Principal reduction from repossessed homes	(894)
Total activity	(1,850)
Ending balance	$24,174

Collateralized Receivables

Collateralized receivables represent notes receivable that were transferred to a third party, but did not meet the requirements for sale accounting (see Note 4). The receivables have a balance of $133.1 million (net of allowance of $0.6 million) and $123.0 million (net of allowance of $0.7 million) as of June 30, 2015 and December 31, 2014, respectively.  The receivables have a weighted average interest rate and maturity of 10.3% and 15.0 years as of June 30, 2015, and 10.4% and 14.6 years as of December 31, 2014.

Allowance for Losses for Collateralized and Installment Notes Receivable

The following table sets forth the allowance for collateralized and installment notes receivable as of June 30, 2015 (in thousands):

Six Months Ended
June 30, 2015
Beginning balance	$(828)
Lower of cost or market write-downs	127
Increase to reserve balance	(64)
Total activity	63
Ending balance	$(765)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.      Notes and Other Receivables, continued

Other Receivables

As of June 30, 2015, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $5.3 million (net of allowance of $1.1 million), home sale proceeds of $8.1 million, insurance receivables of $0.8 million, insurance settlement of $4.5 million, rebates and other receivables of $10.0 million and a note receivable of $2.2 million. The $2.2 million note bears interest at 8.0% for the first two years and in year three is indexed to 7.87% plus the one year Federal Reserve treasury constant maturity date for the remainder of the loan. The note is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2014, other receivables were comprised of amounts due from residents for rent and water and sewer usage of $4.9 million (net of allowance of $1.0 million), home sale proceeds of $7.4 million, insurance receivables of $1.0 million, insurance settlement of $3.7 million, rebates and other receivables of $6.8 million and a note receivable of $2.2 million.

In April 2015, a $40.2 million note was repaid in conjunction with the acquisition of the six MH communities acquired (see Note 2). The note bore interest at 9.6% per annum and was secured by certain assets of the principals of the seller.

6.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, franchise fees and other intangible assets. These intangible assets are recorded within Other assets on the consolidated balance sheets. The accumulated amortization and gross carrying amounts are as follows (in thousands):

		June 30, 2015		December 31, 2014
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$63,101	$(15,786)	$41,511	$(12,107)
Franchise fees and other intangible assets	15 years	1,864	(364)	764	(106)
Total		$64,965	$(16,150)	$42,275	$(12,213)

During 2015, in connection with our acquisitions, we purchased in-place leases and other intangible assets valued at approximately $22.7 million with a useful life of seven years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Intangible Asset	2015	2014	2015	2014
In-place leases	$1,780	$891	$3,679	$1,782
Franchise fees	129	8	258	38
Total	$1,909	$899	$3,937	$1,820

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At June 30, 2015 and December 31, 2014, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts.  We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen which approximates an ownership interest of 19%. We had suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management LP and has announced its intention to dissolve and liquidate. During the second quarter of 2015, and as disclosed in a press release on March 30, 2015, Origen made an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015, retaining approximately $6.2 million for expected dissolution and wind down costs and expenses and contingencies. Depending on the actual cost of estimated wind down expenses, Origen may make one or more additional interim distributions of excess cash to stockholders prior to completing liquidation. Upon completion of liquidation, Origen will distribute remaining cash, if any, to stockholders. During the three months ended June 30, 2015, we received an initial distribution of $7.5 million from Origen.

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

The following table summarizes the assets and liabilities included in our consolidated balance sheets after appropriate eliminations (in thousands):

	June 30, 2015	December 31, 2014
ASSETS
Investment property, net	$92,687	$94,230
Other assets	4,296	4,400
Total Assets	$96,983	$98,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$64,968	$65,849
Other liabilities	17,043	10,442
Noncontrolling interests	(985)	(416)
Total Liabilities and Stockholders' Equity	$81,026	$75,875

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.4% and 3.4% of our consolidated total assets and debt and other liabilities comprised approximately 3.0% and 3.8% of our consolidated total liabilities at June 30, 2015 and December 31, 2014, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at June 30, 2015 and December 31, 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Collateralized term loans - FNMA	$801,670	$492,800	6.3	7.1	4.6%	4.0%
Collateralized term loans - FMCC	197,418	152,462	9.5	9.9	4.0%	4.0%
Collateralized term loans - Life Companies	420,659	204,638	12.7	10.9	4.1%	4.3%
Collateralized term loans - CMBS	744,425	806,840	5.3	5.4	5.3%	5.3%
Preferred OP units	45,903	45,903	6.5	6.8	6.9%	6.9%
Secured Borrowing	133,746	123,650	15.3	14.6	10.3%	10.4%
Total debt	$2,343,821	$1,826,293	7.9	7.5	5.1%	5.1%

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

In March 2015, in relation to the acquisition of Meadowlands (see Note 2), we assumed a $6.3 million mortgage with an interest rate of 6.5% and a remaining term of 6.5 years. Also, in relation to this acquisition, we entered into a note with the seller for $2.4 million that bears no interest but is payable in three equal yearly installments beginning in March 2016.

In April 2015, in relation to the acquisition of the Berger properties (see Note 2), we assumed debt with a fair market value of $169.9 million on the communities with a weighted average interest rate of 5.17% and a weighted average remaining term of 6.3 years.

In May 2015, we defeased a total of $70.6 million aggregate principal amount of collateralized term loans with an interest rate of 5.32% that were due to mature on July 1, 2016, releasing 10 communities. As a result of the transaction we recognized a loss on debt extinguishment of $2.8 million that is reflected in our consolidated statement of operations.

The collateralized term loans totaling $2.2 billion as of June 30, 2015, are secured by 168 properties comprised of 59,451 sites representing approximately $2.6 billion of net book value.

Preferred OP Units

Included in Preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which are convertible into 509,676 shares of the Company's common stock based on a conversion price of $68 per share with a redemption date of January 1, 2024. The current preferred distribution rate is 6.5%.

Secured Borrowing

See Note 4, "Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Lines of Credit

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.      Debt and Lines of Credit, continued

bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. Based on our calculation of the leverage ratio as of June 30, 2015, the margin was 1.70%. We had $33.1 million outstanding as of June 30, 2015, with an effective interest rate of 2.71%, and no amount outstanding as of December 31, 2014 under the Facility. At June 30, 2015 and December 31, 2014, approximately $3.2 million of availability was used to back standby letters of credit.

The Facility is secured by a first priority lien on all of our equity interests in each entity that owns all or a portion of the properties constituting the borrowing base and collateral assignments of our senior and junior debt positions in certain borrowing base properties.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At June 30, 2015, the effective interest rate was 7.0%.  The outstanding balance was $4.6 million and $5.8 million at June 30, 2015 and December 31, 2014, respectively.

Covenants

The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution and net worth requirements. At June 30, 2015, we were in compliance with all covenants.

10.      Equity and Mezzanine Securities

In June 2015, we issued to GCP Fund III Ancillary Holding, LLC (i) 25,664 shares of common stock at an issuance price of $50.00 per share or $1,283,200 in the aggregate, and (ii) 34,219 shares of 6.50% Series A-4 Cumulative Convertible Preferred Stock at an issuance price of $25.00 per share, or $855,475 in the aggregate. All of these common shares and preferred shares were issued for cash consideration pursuant to the terms of a Subscription Agreement, dated July 30, 2014 , as amended, among the Company, Green Court Real Estate Partners III, LLC, and certain other parties. The parties have agreed that no additional securities are issuable under the Subscription Agreement.

Also in June 2015, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Citigroup Global Markets Inc. (collectively, the "Sales Agents"). Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, having an aggregate offering price of up to $250.0 million, from time to time through the Sales Agents. Each Sales Agent is entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold through it from time to time under the Sales Agreement. Concurrently, the At the Market Offering Sales Agreement dated May 10, 2012, as amended among the Company, the Partnership, BMO Capital Markets Corp. and Liquidnet, Inc., was terminated. In the three months ended June 30, 2015, we issued 26,200 common shares under the Sales Agreement, at a sales price of $65.15 for net proceeds of $1.7 million.

Prior to the termination of the At the Market Offering Sales Agreement dated May 10, 2012, in the three months ended March 31, 2015, 342,011 shares of common stock were issued at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $63.94, and we received net proceeds of approximately $21.5 million.

In April 2015, in connection with the Berger acquisition, we issued 371,808 common OP units at an issuance price of $61.00 per share and 340,206 newly created Series C preferred OP units at an issuance price of $100.00 per share. The Series C preferred OP unit holders receive a preferred return of 4.0% per year from the closing until the second anniversary of the date of issuance, 4.5% per year during the following three years, and 5.0% per year thereafter. At the holder’s option, each Series C preferred OP unit will be exchangeable into 1.11 shares of the Company’s common stock and holders of Series C preferred OP units do not have any voting or consent rights.

In January 2015, in connection with the Green Courte second closing, we issued 4,377,073 shares of common stock at an issuance price of $50.00 per share and 5,847,234 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share. The Series A-4 Preferred Stock holders receive a preferred return of 6.5%. In addition, one of the Green Courte Partners funds purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units for an aggregate purchase price of $12.5 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.      Equity and Mezzanine Securities, continued

If certain change of control transactions occur or if our common stock ceases to be listed or quoted on an exchange or quotation system, then at any time after November 26, 2019, we or the holders of shares of Series A-4 Preferred Stock and Series A-4 preferred OP units may cause all or any of those shares or units to be redeemed for cash at a redemption price equal to the sum of (i) the greater of (x) the amount that the redeemed shares of Series A-4 Preferred Stock and Series A-4 preferred OP units would have received in such transaction if they had been converted into shares of our common stock immediately prior to such transaction, or (y)$25.00 per share, plus (ii) any accrued and unpaid distributions thereon to, but not including, the redemption date. The Series A-4 preferred OP units are inclusive of its pro-rata share of net income of $0.1 million and distributions of $0.7 million for the six months ended June 30, 2015.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased during the six months ended June 30, 2015 or 2014.  There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time.  During the six months ended June 30, 2015, there were 17,500 common OP units converted to shares of common stock.
No such units were converted during the six months ended June 30, 2014.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert their Series A-1 preferred OP units to shares of our common stock at any time. During the six months ended June 30, 2015 and 2014, holders of Series A-1 preferred OP units converted 37,885 units into 92,398 shares of common stock, and 17,075 units into 41,645 shares of common stock, respectively.

Cash distributions of $0.65 per share were declared for the quarter ended June 30, 2015. On July 17, 2015, cash payments of approximately $36.9 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of June 30, 2015. Cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock for the quarter ended June 30, 2015. On July 15, 2015, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of July
1, 2015. In addition, cash distributions of $0.4062 per share were declared on the Company's Series A-4 Preferred Stock for the quarter ended June 30, 2015. On June 30, 2015, cash payments of approximately $2.6 million were made to Series A-4 Preferred Stock holders of record as of June 19, 2015.

11.      Share-Based Compensation

In May 2015, we granted 25,000 shares of restricted stock to an executive officer under our Sun Communities, Inc. Equity Incentive Plan ("2009 Equity Plan"). The shares had a fair value of $62.94 per share and will vest as follows: May 19, 2018: 35%; May 19, 2019: 35%; May 19, 2020: 20%; May 19, 2021: 5%; and May 19, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In April 2015, we granted 145,000 shares of restricted stock to our executive officers under our 2009 Equity Plan. The shares had a fair value of $63.81 per share. Half of the shares are subject to time vesting as follows: April 14, 2018: 20%; April 14, 2019: 30%; April 14, 2020: 35%; April 14, 2021: 10%; and April 14, 2022: 5%. The remaining 72,500 shares are subject to market and performance conditions which vest over time through April 2020. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

In February 2015, we granted 19,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 11, 2018, and had a fair value of $65.87 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In January 2015, we granted 1,000 shares of restricted stock to key employees under our 2009 Equity Plan. The restricted shares had a fair value of $65.48 per share and will vest as follows: January 8, 2018: 35%; January 8, 2019: 35%; January 8, 2020: 20%;
January 8, 2021: 5%; and January 8, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the six months ended June 30, 2015 and 2014, 4,084 and 4,904 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods were $0.1 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.      Share-Based Compensation, continued

The vesting requirements for 50,040 restricted shares granted to our executives and employees were satisfied during the six months ended June 30, 2015.

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in Real Property Operations’ revenues and is expected to approximate $35.8 million annually. This transient revenue was recognized 24.5% and 19.2% in the first and second quarters, respectively, and is expected to be recognized 42.6% in the third quarter and 13.7% in the fourth quarter of 2015. In 2014, transient revenue was $31.6 million and was recognized 25.3% in the first quarter, 18.3% in the second quarter, 43.3% in the third quarter and 13.1% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Real Property Operations		Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$131,087		$30,229	$161,316	$90,359	$24,546	$114,905
Operating expenses/Cost of sales	47,449		19,184	66,633	34,411	16,313	50,724
Net operating income/Gross profit	83,638		11,045	94,683	55,948	8,233	64,181
Adjustments to arrive at net income (loss):
Interest and other income, net	4,584		38	4,622	3,621	—	3,621
General and administrative	(10,486)		(3,957)	(14,443)	(8,393)	(3,119)	(11,512)
Transaction costs	(2,037)		—	(2,037)	(1,104)	—	(1,104)
Depreciation and amortization	(28,142)		(13,269)	(41,411)	(18,713)	(11,332)	(30,045)
Extinguishment of debt	(2,800)	—	—	(2,800)	—	—	—
Interest	(26,746)		(5)	(26,751)	(17,933)	(7)	(17,940)
Interest on mandatorily redeemable debt	(787)		—	(787)	(806)	—	(806)
(Loss) gain on disposition of properties, net	(2)		(11)	(13)	(647)	1,532	885
Distributions from affiliate	7,500		—	7,500	400	—	400
Provision for state income taxes	(52)		(25)	(77)	(69)	(1)	(70)
Net income (loss)	24,670		(6,184)	18,486	12,304	(4,694)	7,610
Less: Preferred return to A-1 preferred OP units	622		—	622	664	—	664
Less: Preferred return to A-3 preferred OP units	46		—	46	46	—	46
Less: Preferred return to A-4 preferred OP units	353		—	353	—	—	—
Less: Preferred return to Series C preferred OP units	340		—	340	—	—	—
Less: Amounts attributable to noncontrolling interests	1,261		(518)	743	797	(339)	458
Net income (loss) attributable to Sun Communities, Inc.	22,048		(5,666)	16,382	10,797	(4,355)	6,442
Less: Preferred stock distributions	4,088		—	4,088	1,514	—	1,514
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$17,960		$(5,666)	$12,294	$9,283	$(4,355)	$4,928

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Segment Reporting, continued

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$253,803	$58,192	$311,995	$180,292	$44,071	$224,363
Operating expenses/Cost of sales	87,924	37,346	125,270	65,527	29,412	94,939
Net operating income/Gross profit	165,879	20,846	186,725	114,765	14,659	129,424
Adjustments to arrive at net income (loss):
Interest and other income, net	9,105	38	9,143	7,262	—	7,262
General and administrative	(20,316)	(7,445)	(27,761)	(16,206)	(5,618)	(21,824)
Transaction costs	(11,486)	—	(11,486)	(1,856)	(8)	(1,864)
Depreciation and amortization	(59,639)	(25,773)	(85,412)	(37,069)	(21,865)	(58,934)
Extinguishment of debt	(2,800)	—	(2,800)	—	—	—
Interest	(52,133)	(7)	(52,140)	(35,521)	(9)	(35,530)
Interest on mandatorily redeemable debt	(1,639)	—	(1,639)	(1,609)	—	(1,609)
Gain (loss) on disposition of properties, net	9,477	(721)	8,756	(647)	1,532	885
Distributions from affiliate	7,500	—	7,500	800	—	800
Provision for state income taxes	(101)	(51)	(152)	(138)	(1)	(139)
Net income (loss)	43,847	(13,113)	30,734	29,781	(11,310)	18,471
Less: Preferred return to A-1 preferred OP units	1,253	—	1,253	1,336	—	1,336
Less: Preferred return to A-3 preferred OP units	91	—	91	91	—	91
Less: Preferred return to A-4 preferred OP units	706	—	706	—	—	—
Less: Preferred return to Series C preferred OP units	340	—	340	—	—	—
Less: Amounts attributable to noncontrolling interests	2,021	(1,014)	1,007	2,122	(880)	1,242
Net income (loss) attributable to Sun Communities, Inc.	39,436	(12,099)	27,337	26,232	(10,430)	15,802
Less: Preferred stock distributions	8,174	—	8,174	3,028	—	3,028
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$31,262	$(12,099)	$19,163	$23,204	$(10,430)	$12,774

	June 30, 2015			December 31, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$3,299,538	$416,603	$3,716,141	$2,207,526	$360,638	$2,568,164
Cash and cash equivalents	11,496	434	11,930	81,864	1,595	83,459
Inventory of manufactured homes	—	10,246	10,246	—	8,860	8,860
Notes and other receivables, net	175,951	12,085	188,036	163,713	11,144	174,857
Other assets	101,161	5,335	106,496	97,485	4,867	102,352
Total assets	$3,588,146	$444,703	$4,032,849	$2,550,588	$387,104	$2,937,692

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least ninety-five percent (95%) of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute at least ninety percent (90%) of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (i.e., some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2015.

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

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in other assets in our consolidated balance sheets as of June 30, 2015 and December 31, 2014.

We had no unrecognized tax benefits as of June 30, 2015 and 2014. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2015.

We classify certain state taxes as income taxes for financial reporting purposes. We record Texas Margin Tax as income tax in our financial statements, and we recorded a provision for state income taxes of approximately $0.1 million for the three months ended June 30, 2015 and the three and six months ended June 30, 2014, and $0.2 million for the six months ended June 30, 2015.

SHS is currently under examination by the Internal Revenue Service ("IRS") for tax year 2013. To date, we have not received any formal notices of proposed adjustments from the IRS related to this or any other examination periods.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.     Earnings Per Share

We have outstanding stock options, unvested restricted shares and Series A-4 Preferred Stock, and our Operating Partnership has outstanding common OP units, convertible Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2015	2014	2015	2014
Net income attributable to common stockholders	$12,294	$4,928	$19,163	$12,774
Allocation of income to restricted stock awards	(146)	(122)	(180)	(235)
Net income attributable to common stockholders after allocation	12,148	4,806	18,983	12,539
Allocation of income to restricted stock awards	146	122	180	235
Diluted earnings: net income attributable to common stockholders after allocation	$12,294	$4,928	$19,163	$12,774
Denominator
Weighted average common shares outstanding	52,846	40,331	52,672	38,413
Add: dilutive stock options	12	14	14	15
Add: dilutive restricted stock	379	201	374	203
Diluted weighted average common shares and securities	53,237	40,546	53,060	38,631
Earnings per share available to common stockholders:
Basic	$0.23	$0.12	$0.36	$0.33
Diluted	$0.23	$0.12	$0.36	$0.33

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2015 and 2014 (amounts in thousands):

	As of June 30,
	2015	2014
Common OP units	2,916	2,069
Series A-1 preferred OP units	391	438
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	869	—
Series A-4 Preferred Stock	6,365	—
Series C preferred OP units	340	—
Aspen preferred OP units	1,284	1,325
Total securities	12,205	3,872

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Derivative Instruments and Hedging Activities

Our objective in using interest rate derivatives is to manage exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect it could have on future cash flows. Interest rate caps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes nor do we have any swaps in a hedging arrangement.

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2015:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	0.2708%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2708%	11.0200%	—%	N/A

In accordance with ASC Topic 815, Derivatives and Hedging, derivative instruments are recorded at fair value within Other assets or Other liabilities on the balance sheet. As of June 30, 2015 and December 31, 2014, the fair value of the derivatives was zero.

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

The table below sets forth our financial assets and liabilities that require disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of June 30, 2015 and December 31, 2014 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2015		December 31, 2014
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes on manufactured homes, net	$24,023	$24,023	$25,884	$25,884
Collateralized receivables, net	$133,133	$133,133	$122,962	$122,962
Financial liabilities
Debt (excluding secured borrowing)	$2,210,075	$2,201,985	$1,702,643	$1,752,939
Secured borrowing	$133,746	$133,746	$123,650	$123,649
Lines of credit	$37,742	$37,742	$5,794	$5,794

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

19.    Subsequent Event

On July 29, 2015, the Company entered into a repurchase agreement with certain holders of the Company’s 6.50% Series A-4 Cumulative Convertible Preferred Stock under which, at the holders’ election, the Company is obligated to repurchase up to 5,926,322 shares of the Series A-4 preferred stock from the holders of those shares. There are 6,364,770 Series A-4 preferred shares currently issued and outstanding, and 438,448 Series A-4 preferred shares are not subject to the repurchase agreement. Each holder of Series A-4 preferred shares subject to the repurchase agreement may elect to sell its Series A-4 preferred shares to the Company until August 10, 2015. The purchase price is $31.08 per Series A-4 preferred share, which consists of a price per share of $30.90 plus $0.18 for accrued and unpaid distributions from and including June 30, 2015 to, but not including, August 10, 2015. Each Series A-4 Preferred Share has a liquidation preference of $25.00 per share, and is convertible into approximately 0.4444 shares of the Company’s common stock.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2015, we owned and operated a portfolio of 251 developed properties located in 30 states throughout the United States, including 203 MH communities, 34 RV communities, and 14 properties containing both MH and RV sites.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

The following table summarizes our consolidated financial results for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Real Property NOI	$82,530	$54,833
Rental Program NOI	21,567	18,034
Home Sales NOI/Gross Profit	5,032	3,713
Ancillary NOI/Gross Profit	1,105	1,115
Site rent from Rental Program (included in Real Property NOI)	(15,551)	(13,514)
NOI/Gross profit	94,683	64,181
Adjustments to arrive at net income:
Other revenues	4,622	3,621
General and administrative	(14,443)	(11,512)
Transaction costs	(2,037)	(1,104)
Depreciation and amortization	(41,411)	(30,045)
Extinguishment of debt	(2,800)	—
Interest expense	(27,538)	(18,746)
(Loss) gain on disposition of properties, net	(13)	885
Provision for state income taxes	(77)	(70)
Distributions from affiliate	7,500	400
Net income	18,486	7,610
Less: Preferred return to A-1 preferred OP units	622	664
Less: Preferred return to A-3 preferred OP units	46	46
Less: Preferred return to A-4 preferred OP units	353	—
Less: Preferred return to Series C preferred OP units	340	—
Less: Amounts attributable to noncontrolling interests	743	458
Net income attributable to Sun Communities, Inc.	16,382	6,442
Less: Preferred stock distributions	4,088	1,514
Net income attributable to Sun Communities, Inc. common stockholders	$12,294	$4,928

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$125,833	$86,105	$39,728	46.1%
Property operating expenses:
Payroll and benefits	10,382	7,536	2,846	37.8%
Legal, taxes & insurance	1,837	1,175	662	56.3%
Utilities	12,475	10,045	2,430	24.2%
Supplies and repair	5,098	3,776	1,322	35.0%
Other	4,715	2,661	2,054	77.2%
Real estate taxes	8,796	6,079	2,717	44.7%
Property operating expenses	43,303	31,272	12,031	38.5%
Real Property NOI	$82,530	$54,833	$27,697	50.5%

	As of June 30,
Other Information	2015	2014	Change
Number of properties	251	190	61
Developed sites	93,085	71,680	21,405
Occupied sites (1) (2)	78,683	57,099	21,584
Occupancy % (1)	93.5%	91.0%	2.5%
Weighted average monthly site rent - MH	$473	$453	$20
Weighted average monthly site rent - RV (3)	$402	$389	$13
Weighted average monthly site rent - Total	$465	$444	$21
Sites available for development	7,859	6,207	1,652

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 12,740 sites acquired in 2015 and 1,137 sites acquired in 2014.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 50.5% increase in Real Property NOI consists of $23.2 million from newly acquired properties, net of disposed properties and $4.5 million from same site properties as detailed below.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$80,836	$74,727	$6,109	8.2%
Property operating expenses:
Payroll and benefits	7,354	6,620	734	11.1%
Legal, taxes & insurance	1,423	1,091	332	30.4%
Utilities	4,893	4,825	68	1.4%
Supplies and repair	3,683	3,467	216	6.2%
Other	2,629	2,407	222	9.2%
Real estate taxes	5,723	5,648	75	1.3%
Property operating expenses	25,705	24,058	1,647	6.8%
Real Property NOI	$55,131	$50,669	$4,462	8.8%

	As of June 30,
Other Information	2015	2014	Change
Number of properties	177	177	—
Developed sites	66,516	66,237	279
Occupied sites (1)	56,063	54,376	1,687
Occupancy % (1) (2)	94.6%	93.1%	1.5%
Weighted average monthly site rent - MH	$468	$453	$15
Weighted average monthly site rent - RV (3)	$399	$389	$10
Weighted average monthly site rent - Total	$458	$444	$14
Sites available for development	6,197	6,118	79

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 8.8% growth in NOI is primarily due to increased revenues of $6.1 million partially offset by additional expenses of $1.6 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 8.2% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $5.1 million due to the increased number of occupied home sites and the increase to our weighted average rental rate of 3.2%.  Additionally, transient RV revenue increased $0.5 million and other miscellaneous fees and charges increased by $0.6 million.

Property operating expenses increased approximately $1.6 million, or 6.8%, compared to 2014. Of that increase, payroll and benefits expenses increased $0.7 million primarily due to increased salaries and wages and increased workers compensation costs. Legal, taxes and insurance expenses increased $0.3 million, primarily due to an increase in property and casualty insurance.

SUN COMMUNITIES, INC.

Supplies and repair expenses increased $0.2 million primarily due to increases in landscaping expense, and other expenses increased $0.2 million primarily due to an increase in operational leadership development expense.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts.  We lease or sell these value priced homes to current and prospective residents.  We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2015 and 2014 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2015	2014	Change	% Change
Rental home revenue	$11,495	$9,733	$1,762	18.1%
Site rent from Rental Program (1)	15,551	13,514	2,037	15.1%
Rental Program revenue	27,046	23,247	3,799	16.3%
Expenses
Commissions	752	621	131	21.1%
Repairs and refurbishment	2,322	2,405	(83)	(3.5)%
Taxes and insurance	1,544	1,254	290	23.1%
Marketing and other	861	933	(72)	(7.7)%
Rental Program operating and maintenance	5,479	5,213	266	5.1%
Rental Program NOI	$21,567	$18,034	$3,533	19.6%

Other Information
Number of occupied rentals, end of period	11,395	10,226	1,169	11.4%
Investment in occupied rental homes	$445,446	$384,064	$61,382	16.0%
Number of sold rental homes	207	220	(13)	(5.9)%
Weighted average monthly rental rate, end of period	$835	$804	$31	3.9%

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

The 19.6% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.3 million was primarily a result of increased taxes and insurance expense of $0.3 million due to property and casualty insurance and property tax increases and increased commissions expense of $0.1 million. These expenses were partially offset by a decrease in advertising expense and a decrease in occupied home repairs.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2015 and 2014 (in thousands, except for average selling prices and statistical information):

	Three Months Ended June 30,
Financial Information	2015	2014	Change	% Change
New home sales	$5,175	$2,412	$2,763	114.6%
Pre-owned home sales	13,559	12,401	1,158	9.3%
Revenue from home sales	18,734	14,813	3,921	26.5%

New home cost of sales	4,418	2,041	2,377	116.5%
Pre-owned home cost of sales	9,284	9,059	225	2.5%
Cost of home sales	13,702	11,100	2,602	23.4%
NOI / Gross profit	$5,032	$3,713	$1,319	35.5%

Gross profit – new homes	$757	$371	$386	104.0%
Gross margin % – new homes	14.6%	15.4%	(0.8)%
Average selling price – new homes	$79,607	$89,260	$(9,653)	(10.8)%

Gross profit – pre-owned homes	$4,275	$3,342	$933	27.9%
Gross margin % – pre-owned homes	31.5%	26.9%	4.6%
Average selling price – pre-owned homes	$26,534	$25,107	$1,427	5.7%

Statistical Information
Home sales volume:
New home sales	65	27	38	140.7%
Pre-owned home sales	511	494	17	3.4%
Total homes sold	576	521	55	10.6%

Home Sales NOI/Gross profit increased $0.4 million on new home sales and increased $0.9 million on pre-owned home sales. The increase in gross profit on new home sales is primarily due to an increase in volume. The increased profits on pre-owned homes are primarily due to an increase in volume and an increase in per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,
	2015	2014	Change	% Change
Ancillary revenues, net	$1,105	$1,115	$(10)	(0.9)%
Interest income	$3,893	$3,526	$367	10.4%
Brokerage commissions and other revenues	$729	$95	$634	667.4%
Real property general and administrative	$10,486	$8,393	$2,093	24.9%
Home sales and rentals general and administrative	$3,957	$3,119	$838	26.9%
Transaction costs	$2,037	$1,104	$933	84.5%
Depreciation and amortization	$41,411	$30,045	$11,366	37.8%
Extinguishment of debt	$2,800	$—	$2,800	N/A
Interest expense	$27,538	$18,746	$8,792	46.9%
(Loss) gain on disposition of properties, net	$(13)	$885	$(898)	(101.5)%
Distributions from affiliate	$7,500	$400	$7,100	1,775.0%

Interest income increased primarily due to an increase in interest income on collateralized receivables of $0.4 million.

Brokerage commissions and other revenues increased primarily due to the increase in brokerage commissions due to an increase in the number of brokered homes sold.

Real property general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.7 million, increased consulting fees, audit fees, travel, dues, licenses and subscription fees, and directors fees and expenses of $0.5 million, increased deferred compensation expense of $0.8 million, increased corporate insurance costs of $0.1 million and increased other miscellaneous expenses of $0.3 million.

Home sales and rentals general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.3 million, increased commission, seminars and convention expense of $0.4 million and other miscellaneous expenses of $0.1 million.

Transaction costs increased primarily due to acquisition due diligence and other transaction costs related to our acquisitions (see Notes 2 and 9 to our consolidated financial statements) including prepayment penalties for the early payoff of acquisition related debt.

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $8.4 million primarily related to our newly acquired properties, $1.2 million related to depreciation on investment property for use in our Rental Program, $0.5 million related to depreciation on homes in our vacation rental program and $1.3 million related to the amortization of in-place leases and promotions.

Extinguishment of debt expenses increased after defeasing total debt of $70.6 million aggregate principal amount of collateralized term loans, releasing 10 communities.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily as a result of an $8.6 million increase in mortgage interest due to the acquisition of the Green Courte and Berger properties, a $0.4 million increase in expense associated with our secured borrowing arrangements and a $0.1 million increase in deferred financing cost amortization, partially offset by a decrease of $0.3 million in interest expense on our lines of credit.

(Loss) gain on disposition of properties, net decreased $0.9 million as a result of the sale of one MH property during the six months ended June 30, 2015 compared to the sale of four MH properties during the six months ended June 30, 2014. (see Note 2 to our consolidated financial statements).

SUN COMMUNITIES, INC.

Distributions from affiliate increased $7.1 million as a result of an initial distribution from Origen. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero. During 2015, Origen sold substantially all of its assets and announced its intention to commence a liquidation process. See Note 7 to our financial statements.

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

The following table summarizes our consolidated financial results for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Real Property NOI	$164,126	$113,132
Rental Program NOI	42,218	35,287
Home Sales NOI/Gross Profit	9,309	5,988
Ancillary NOI/Gross Profit	1,750	1,633
Site rent from Rental Program (included in Real Property NOI)	(30,678)	(26,616)
NOI/Gross profit	186,725	129,424
Adjustments to arrive at net income:
Other revenues	9,143	7,262
General and administrative	(27,761)	(21,824)
Transaction costs	(11,486)	(1,864)
Depreciation and amortization	(85,412)	(58,934)
Extinguishment of debt	(2,800)	—
Interest expense	(53,779)	(37,139)
Gain on disposition of properties, net	8,756	885
Provision for state income taxes	(152)	(139)
Distributions from affiliate	7,500	800
Net income	30,734	18,471
Less: Preferred return to A-1 preferred OP units	1,253	1,336
Less: Preferred return to A-3 preferred OP units	91	91
Less: Preferred return to A-4 preferred OP units	706	—
Less: Preferred return to Series C preferred OP units	340	—
Less: Amounts attributable to noncontrolling interests	1,007	1,242
Net income attributable to Sun Communities, Inc.	27,337	15,802
Less: Series A preferred stock distributions	8,174	3,028
Net income attributable to Sun Communities, Inc. common stockholders	$19,163	$12,774

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$245,358	$173,602	$71,756	41.3%
Property operating expenses:
Payroll and benefits	19,057	14,037	5,020	35.8%
Legal, taxes & insurance	3,592	2,513	1,079	42.9%
Utilities	25,627	20,625	5,002	24.3%
Supplies and repair	7,868	6,092	1,776	29.2%
Other	7,577	5,115	2,462	48.1%
Real estate taxes	17,511	12,088	5,423	44.9%
Property operating expenses	81,232	60,470	20,762	34.3%
Real Property NOI	$164,126	$113,132	$50,994	45.1%

	As of June 30,
Other Information	2015	2014	Change
Number of properties	251	190	61
Developed sites	93,085	71,680	21,405
Occupied sites (1) (2)	78,683	57,099	21,584
Occupancy % (1)	93.5%	91.0%	2.5%
Weighted average monthly site rent - MH	$473	$453	$20
Weighted average monthly site rent - RV (3)	$402	$389	$13
Weighted average monthly site rent - Total	$465	$444	$21
Sites available for development	7,859	6,207	1,652

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 12,740 sites acquired in 2015 and 1,137 sites acquired in 2014.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 45.1% increase in Real Property NOI consists of $41.7 million from newly acquired properties and $9.3 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The following tables reflect certain financial and other information for our Same Site communities as of and for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$164,719	$153,301	$11,418	7.4%
Property operating expenses:
Payroll and benefits	14,027	12,731	1,296	10.2%
Legal, taxes & insurance	2,808	2,356	452	19.2%
Utilities	10,045	9,906	139	1.4%
Supplies and repair	5,532	5,649	(117)	(2.1)%
Other	4,741	4,606	135	2.9%
Real estate taxes	11,518	11,293	225	2.0%
Property operating expenses	48,671	46,541	2,130	4.6%
Real Property NOI	$116,048	$106,760	$9,288	8.7%

	As of June 30,
Other Information	2015	2014	Change
Number of properties	177	177	—
Developed sites	66,516	66,237	279
Occupied sites (1)	56,063	54,376	1,687
Occupancy % (1) (2)	94.6%	93.1%	1.5%
Weighted average monthly site rent - MH	$468	$453	$15
Weighted average monthly site rent - RV (3)	$399	$389	$10
Weighted average monthly site rent - Total	$458	$444	$14
Sites available for development	6,197	6,118	79

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 8.7% growth in NOI is primarily due to increased revenues of $11.4 million partially offset by an increase in expenses of $2.1 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 7.4% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $9.4 million as a result of the increased number of occupied home sites, and the increase to our weighted average rental rate of 3.2%. Additionally, transient RV revenue increased $1.1 million and other revenues increased by $0.9 million primarily due to an increase in month to month fees, trash income, cable television royalties, application fees, and other charges and fee revenue.

Property operating expenses increased $2.1 million, or 4.6% compared to 2014. Of that increase, salaries and wages, workers compensation costs and health insurance costs increased $1.3 million, legal, taxes and insurance expenses increased $0.5 million primarily due to increased property and casualty insurance, real estate taxes increased $0.2 million, and other miscellaneous expenses increased $0.3 million primarily due to increases in credit card processing charges, corporate advertising and meeting expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2015 and 2014 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2015	2014	Change	% Change
Rental home revenue	$22,624	$19,135	$3,489	18.2%
Site rent from Rental Program (1)	30,678	26,616	4,062	15.3%
Rental Program revenue	53,302	45,751	7,551	16.5%
Expenses
Commissions	1,586	1,222	364	29.8%
Repairs and refurbishment	4,738	4,810	(72)	(1.5)%
Taxes and insurance	3,020	2,622	398	15.2%
Marketing and other	1,740	1,810	(70)	(3.9)%
Rental Program operating and maintenance	11,084	10,464	620	5.9%
Rental Program NOI	$42,218	$35,287	$6,931	19.6%

Other Information
Number of occupied rentals, end of period	11,395	10,226	1,169	11.4%
Investment in occupied rental homes	$445,446	$384,064	$61,382	16.0%
Number of sold rental homes	388	354	34	9.6%
Weighted average monthly rental rate, end of period	$835	$804	$31	3.9%

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

The 19.6% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $0.6 million was primarily a result of a $0.4 million increase in commissions expense due to the increased number of new leases and taxes and insurance expense of $0.4 million due to increases in property and casualty insurance, property taxes and use tax expense. These increases were partially offset by decreases in repairs and refurbishment expense of $0.1 million due to decreased rental home move out refurbishment costs and a decrease in marketing and other expense of $0.1 million due to a decrease in gas and electric utility costs.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2015 and 2014 (in thousands, except for average selling prices and statistical information):

	Six Months Ended June 30,
Financial Information	2015	2014	Change	% Change
New home sales	$10,421	$4,575	$5,846	127.8%
Pre-owned home sales	25,147	20,361	4,786	23.5%
Revenue from homes sales	35,568	24,936	10,632	42.6%

New home cost of sales	8,609	3,875	4,734	122.2%
Pre-owned home cost of sales	17,650	15,073	2,577	17.1%
Cost of home sales	26,259	18,948	7,311	38.6%
NOI / Gross profit	$9,309	$5,988	$3,321	55.5%

Gross profit – new homes	$1,812	$700	$1,112	158.9%
Gross margin % – new homes	17.4%	15.3%	2.1%
Average selling price – new homes	$79,546	$84,730	$(5,184)	(6.1)%

Gross profit – pre-owned homes	$7,497	$5,288	$2,209	41.8%
Gross margin % – pre-owned homes	29.8%	26.0%	3.8%
Average selling price – pre-owned homes	$25,453	$24,355	$1,098	4.5%

Statistical Information
Home sales volume:
New home sales	131	54	77	142.6%
Pre-owned home sales	988	836	152	18.2%
Total homes sold	1,119	890	229	25.7%

Home Sales NOI/Gross profit increased $1.1 million on new home sales and $2.2 million on pre-owned home sales. The increased profit on new home sales is primarily the result of increased per unit sales prices and increased sales volume. The increased profit on pre-owned homes sales are due to the increase in sales volume and per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	Six Months Ended June 30,
	2015	2014	Change	% Change
Ancillary revenues, net	$1,750	$1,633	$117	7.2%
Interest income	$7,877	$6,880	$997	14.5%
Brokerage commissions and other revenues	$1,266	$382	$884	231.4%
Real property general and administrative	$20,316	$16,206	$4,110	25.4%
Home sales and rentals general and administrative	$7,445	$5,618	$1,827	32.5%
Transaction costs	$11,486	$1,864	$9,622	516.2%
Depreciation and amortization	$85,412	$58,934	$26,478	44.9%
Extinguishment of debt	$2,800	$—	$2,800	N/A
Interest expense	$53,779	$37,139	$16,640	44.8%
Gain on disposition of properties, net	$8,756	$885	$7,871	889.4%
Distributions from affiliate	$7,500	$800	$6,700	837.5%

Interest income increased primarily due to an increase in interest income from collateralized receivables of $0.6 million.

Brokerage commissions and other revenues increased primarily due to a $0.6 million increase in brokerage commissions due to the increase in broker home sales, an increase in employee loan interest income of $0.2 million, an increase in cash management interest income of $0.1 million and a decrease in the loan loss reserve of $0.3 million, partially offset by a decrease in income from the sale of property of $0.2 million.

Real property general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $1.4 million, an increase in deferred compensation costs of $1.1 million, an increase in professional accounting services of $0.2 million, an increase of $0.1 million in taxes and insurance expense due to increases in corporate insurance, a $0.1 million increase in both employee benefit expense and legal fees, and increased other expenses of $0.8 million primarily related to increased travel, trainings, directors fees and expenses, dues, licenses and subscriptions, postage and rent expenses.

Home sales and rentals general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $1.0 million, increased commissions costs of $0.4 million, an increase in taxes and insurance expense of $0.1 million due to an increase in open lot insurance and increased other expenses of $0.4 million primarily related to increased seminars and conventions, office and advertising expenses.

Transaction costs increased primarily due to due diligence costs related to the Green Courte and Berger acquisitions (see Note 2).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $20.6 million primarily related to our newly acquired properties, $2.6 million related to depreciation on investment property for use in our Rental Program, $0.9 million related to depreciation on homes in our vacation rental program and $2.4 million related to the amortization of in-place leases and promotions.

Extinguishment of debt expenses increased after defeasing total debt of $70.6 million aggregate principal amount of collateralized term loans, releasing 10 communities.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily as a result of an $16.6 million increase in mortgage interest due to the acquisition of the Green Courte and Berger properties, a $0.6 million increase in expense associated with our secured borrowing arrangements, a $0.4 increase in our deferred financing costs and a $0.1 million increase in deferred financing cost amortization, partially offset by a decrease of $1.1 million in interest expense on our lines of credit.

SUN COMMUNITIES, INC.

Gain on disposition of properties, net of $8.8 million is a result of the sale of one MH property during the six months ended June 30, 2015 (see Note 2). We disposed of four properties during the six months ended June 30, 2014 resulting in a gain of $0.9 million.

Distributions from affiliate increased $6.7 million as a result of an initial distribution from Origen. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero. During 2015, Origen sold substantially all of its assets and commenced a liquidation process. See Note 7 to our financial statements.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Sun Communities, Inc. common stockholders	$12,294	$4,928	$19,163	$12,774
Adjustments:
Preferred return to Series A-1 preferred OP units	622	664	1,253	1,336
Preferred return to Series A-3 preferred OP units	46	46	91	91
Amounts attributable to noncontrolling interests	566	458	779	1,242
Preferred return to Series A-4 preferred stock	2,574	—	—	—
Depreciation and amortization	40,969	30,374	85,234	59,542
Loss (gain) on disposition of properties, net	13	(885)	(8,756)	(885)
Loss (gain) on disposition of assets	(2,426)	(2,014)	(4,128)	(3,028)
Funds from operations ("FFO") attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	54,658	33,571	93,636	71,072
Adjustments:
Distribution from affiliate	(7,500)	—	(7,500)	—
Transaction costs	2,037	1,104	11,486	1,864
Extinguishment of debt	2,800	—	2,800	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$51,995	$34,675	$100,422	$72,936

Weighted average common shares outstanding:	52,846	40,331	52,672	38,413
Add:
Common stock issuable upon conversion of stock options	12	14	14	15
Restricted stock	379	201	374	203
Common OP units	2,916	2,069	2,738	2,069
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	1,012	1,082	1,026	1,095
Common stock issuable upon conversion of Series A-4 preferred stock	2,829	—	—	—
Weighted average common shares outstanding - fully diluted	60,069	43,772	56,899	41,870

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$0.91	$0.77	$1.65	$1.70
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$0.87	$0.79	$1.76	$1.74

(1)	The effect of certain anti-dilutive convertible securities is excluded from these items.

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

During the six months ended June 30, 2015, we acquired 34 MH communities and one RV community with approximately 14,300 sites. We also disposed of one MH community with approximately 800 sites. See Note 2 to our financial statements for details on the 2015 acquisitions and dispositions and Note 9 to our financial statements for related debt transactions.

We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2015, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties and the issuance of certain equity securities.

During the six months ended June 30, 2015, we invested $15.5 million in the acquisition of homes intended for the Rental Program net of proceeds from third party financing from home sales.  Expenditures for 2015 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net Cash Provided by Operating Activities	$92,393	$77,113
Net Cash Used in Investing Activities	$(304,852)	$(196,769)
Net Cash Provided by Financing Activities	$140,930	$122,523

Operating Activities

Cash and cash equivalents decreased by $(71.5) million from $83.5 million as of December 31, 2014, to $11.9 million as of June 30, 2015. Net cash provided by operating activities increased by $15.3 million from $77.1 million for the six months ended June 30, 2014 to $92.4 million for the six months ended June 30, 2015.

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

Investing Activities

Net cash used in investing activities was $304.9 million for the six months ended June 30, 2015, compared to $196.8 million for the six months ended June 30, 2014. The increase is primarily due to increased cash used for the continued acquisition of properties, as well as recurring investment in existing properties.

SUN COMMUNITIES, INC.

Financing Activities

Net cash provided by financing activities was $140.9 million for the six months ended June 30, 2015, compared to $122.5 million for the six months ended June 30, 2014. The increase is primarily due to increased net proceeds from other debt and net activity on our line of credit, increased cash used for distributions and preferred returns, and a decrease in the cash provided from the issuance of equity or other securities.

Financial Flexibility

We have a senior secured revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $350.0 million (the "Facility"). The Facility has a four year term ending May 15, 2017, which can be extended for one additional year at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $250.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.65% to 2.90%. We had $33.1 million outstanding as of June 30, 2015 and no amount outstanding as of December 31, 2014 under the Facility.

Our Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At June 30, 2015, we had outstanding letters of credit to back standby letters of credit totaling approximately $3.2 million, leaving approximately $313.7 million available under our secured line of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of June 30, 2015
Maximum Leverage Ratio	<68.5%	46.6%
Minimum Fixed Charge Coverage Ratio	>1.40	2.34
Minimum Tangible Net Worth	>$990,159	$2,234,471
Maximum Dividend Payout Ratio	<95.0%	78.0%

Market and Economic Conditions
The U.S. rate environment, monetary policy change in China, Japan and the Euro area, falling oil prices and turmoil in emerging markets are factors that are influencing financial markets in 2015.  Questions still exist on whether the U.S. economy will sustain the growth indicators it has reported and whether or when the U.S. Federal Reserve will increase its benchmark rate for the first time in 10 years, as well as how Japan and the Eurozone will recover amidst easing monetary policy. Whether or not China falls into a recession amidst a stock market downturn and what the effect of additional global turmoil will have on the world economy keep economic outlooks tempered. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At June 30, 2015, we had 83 unencumbered properties with an estimated market value of $857.2 million. Fifty-six of these unencumbered properties support the borrowing base for our $350.0 million secured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable.  See “Risk Factors” in Part I, Item 1A of our 2014 Annual Report.  If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

SUN COMMUNITIES, INC.

As of June 30, 2015, our net debt to enterprise value approximated 38.0% (assuming conversion of all common OP units, A-1 preferred OP units, A-3 preferred OP units and A-4 preferred OP units and Series C units to shares of common stock). Our debt has a weighted average maturity of approximately 7.9 years and a weighted average interest rate of 5.1%.

Capital expenditures for the six months ended June 30, 2015 and 2014 included recurring capital expenditures of $7.7 million and $4.0 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2015.

SUN COMMUNITIES, INC.

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

We have two interest rate cap agreements with a total notional amount of $160.1 million as of June 30, 2015. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $197.3 million and $273.4 million as of June 30, 2015 and 2014, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $1.7 million and $3.4 million as of June 30, 2015 and 2014, respectively, based on the $167.7 million and $341.9 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, the Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2015.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 1, 2015
10.2	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.3	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated May 19, 2015
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101
The following Sun Communities, Inc. financial information for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).
Filed herewith
#      Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2015	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated April 1, 2015
10.2	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.3	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated May 19, 2015
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101
The following Sun Communities, Inc. financial information for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Stockholders' Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).
Filed herewith
#      Management contract or compensatory plan or arrangement.