Form 10-Q
period 2015-09-30
SUN COMMUNITIES INC
filed 2015-10-27
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2015:  54,546,434

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) September 30, 2015	December 31, 2014
ASSETS
Land	$457,279	$309,386
Land improvements and buildings	3,604,444	2,509,827
Rental homes and improvements	478,764	439,163
Furniture, fixtures, and equipment	98,567	81,586
Land held for future development	23,659	23,955
Investment property	4,662,713	3,363,917
Accumulated depreciation	(879,184)	(795,753)
Investment property, net (including $92,593 and $94,230 for consolidated variable interest entities at September 30, 2015 and December 31, 2014; see Note 7)	3,783,529	2,568,164
Cash and cash equivalents	23,917	83,459
Inventory of manufactured homes	15,263	8,860
Notes and other receivables, net	49,201	51,895
Collateralized receivables, net	138,241	122,962
Other assets, net	104,452	102,352
TOTAL ASSETS	$4,114,603	$2,937,692
LIABILITIES
Mortgage loans payable (including $64,531 and $65,849 for consolidated variable interest at September 30, 2015 and December 31, 2014; see Note 7)	$2,205,760	$1,656,740
Secured borrowings on collateralized receivables	138,887	123,650
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	167,000	5,794
Distributions payable	38,819	35,084
Other liabilities (including $19,474 and $10,442 for consolidated variable interest entities at September 30, 2015 and December 31, 2014; see Note 7)	190,284	130,369
TOTAL LIABILITIES	2,786,653	1,997,540
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 2,298 shares at September 30, 2015 and 483 shares at December 31, 2014	68,633	13,610
Series A-4 preferred OP units	20,982	18,722
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at September 30, 2015 and December 31, 2014	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 54,546 shares at September 30, 2015 and 48,573 shares at December 31, 2014	545	486
Additional paid-in capital	2,079,139	1,741,154
Distributions in excess of accumulated earnings	(916,961)	(863,545)
Total Sun Communities, Inc. stockholders' equity	1,162,757	878,129
Noncontrolling interests:
Common and preferred OP units	76,914	30,107
Consolidated variable interest entities	(1,336)	(416)
Total noncontrolling interests	75,578	29,691
TOTAL STOCKHOLDERS’ EQUITY	1,238,335	907,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,114,603	$2,937,692

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Income from real property	$137,548	$94,245	$382,906	$267,847
Revenue from home sales	18,991	13,913	54,559	38,849
Rental home revenue	11,856	9,829	34,480	28,964
Ancillary revenues	12,511	8,762	20,956	15,452
Interest	3,987	3,545	11,864	10,425
Brokerage commissions and other income, net	462	338	1,728	720
Total revenues	185,355	130,632	506,493	362,257
COSTS AND EXPENSES
Property operating and maintenance	38,716	28,031	102,437	76,413
Real estate taxes	8,520	6,004	26,031	18,092
Cost of home sales	13,386	10,524	39,645	29,472
Rental home operating and maintenance	7,031	6,232	18,115	16,696
Ancillary expenses	6,936	5,197	13,631	10,254
General and administrative - real property	10,735	6,971	31,051	23,177
General and administrative - home sales and rentals	3,845	2,313	11,290	7,932
Transaction costs	1,664	2,399	13,150	4,263
Depreciation and amortization	44,695	29,917	130,107	88,851
Asset impairment charge	—	837	—	837
Extinguishment of debt	—	—	2,800	—
Interest	27,453	18,619	79,593	54,149
Interest on mandatorily redeemable preferred OP units	790	808	2,429	2,417
Total expenses	163,771	117,852	470,279	332,553
Income before other gains (losses)	21,584	12,780	36,214	29,704
Gain on disposition of properties, net	18,190	13,631	26,946	14,516
Provision for state income taxes	(77)	(69)	(229)	(207)
Distributions from affiliate	—	400	7,500	1,200
Net income	39,697	26,742	70,431	45,213
Less: Preferred return to Series A-1 preferred OP units	591	661	1,844	1,997
Less: Preferred return to Series A-3 preferred OP units	45	45	136	136
Less: Preferred return to Series A-4 preferred OP units	326	—	1,032	—
Less: Preferred return to Series C preferred OP units	340	—	680	—
Less: Amounts attributable to noncontrolling interests	2,125	1,851	3,132	3,093
Net income attributable to Sun Communities, Inc.	36,270	24,185	63,607	39,987
Less: Preferred stock distributions	3,179	1,514	11,353	4,542
Less: Preferred stock redemption costs	4,328	—	4,328	—
Net income attributable to Sun Communities, Inc. common stockholders	$28,763	$22,671	$47,926	$35,445
Weighted average common shares outstanding:
Basic	53,220	41,023	52,855	39,283
Diluted	53,665	41,267	53,271	41,575
Earnings per share (See Note 13):
Basic	$0.53	$0.55	$0.90	$0.89
Diluted	$0.54	$0.55	$0.90	$0.85

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$39,697	$26,742	$70,431	$45,213
Unrealized gain on interest rate swaps	—	—	—	97
Total comprehensive income	39,697	26,742	70,431	45,310
Less: Comprehensive income attributable to the noncontrolling interests	2,125	1,851	3,132	3,101
Comprehensive income attributable to Sun Communities, Inc.	$37,572	$24,891	$67,299	$42,209

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2014	$34	$486	$1,741,154	$(863,545)	$29,691	$907,820
Issuance of common stock from exercise of options, net	—	—	71	—	—	71
Issuance, conversion of OP units and associated costs of common stock, net	—	59	332,830	—	51,247	384,136
Preferred stock redemption costs	—	—	—	(4,328)	—	(4,328)
Share-based compensation - amortization and forfeitures	—	—	5,084	150	—	5,234
Net income	—	—	—	67,301	2,800	70,101
Distributions	—	—	—	(116,539)	(8,160)	(124,699)
Balance at September 30, 2015	$34	$545	$2,079,139	$(916,961)	$75,578	$1,238,335

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$70,431	$45,213
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(4,664)	(3,606)
Gain on disposition of properties, net	(26,946)	(14,516)
Asset impairment charges	—	837
Share-based compensation	5,234	3,408
Depreciation and amortization	129,094	89,190
Amortization of below market lease intangible	(3,724)	—
Amortization of debt premium intangible	(7,985)	—
Amortization of deferred financing costs	1,410	861
Distributions from affiliate	(7,500)	(1,200)
Change in notes receivable from financed sales of inventory homes, net of repayments	(4,636)	(13,806)
Change in inventory, other assets and other receivables, net	(17,530)	3,420
Change in other liabilities	13,594	(542)
NET CASH PROVIDED BY OPERATING ACTIVITIES	146,778	109,259
INVESTING ACTIVITIES:
Investment in properties	(148,655)	(131,602)
Acquisitions of properties	(309,275)	(137,376)
Payments for deposits on acquisitions	(2,208)	(50,000)
Proceeds related to affiliate dividend distribution	7,500	1,200
Proceeds related to disposition of land	—	221
Proceeds related to disposition of assets and depreciated homes, net	4,849	3,940
Proceeds related to the disposition of properties	45,488	59,683
Issuance of notes and other receivables	(727)	(442)
Payment for membership interest	(1,390)	—
Repayments of notes and other receivables	1,213	5,754
NET CASH USED FOR INVESTING ACTIVITIES	(403,205)	(248,622)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	77,306	562,581
Net proceeds from stock option exercise	71	126
Redemption of Series A-4 Preferred Stock	(121,445)	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(121,468)	(86,414)
Preferred stock redemption costs	(4,328)	—
Borrowings on lines of credit	394,428	384,924
Payments on lines of credit	(233,222)	(566,307)
Proceeds from issuance of other debt	326,689	187,340
Payments on other debt	(121,247)	(87,579)
Proceeds received from return of prepaid deferred financing costs	6,852	2,384
Payments for deferred financing costs	(6,751)	(3,293)
NET CASH PROVIDED BY FINANCING ACTIVITIES	196,885	393,762
Net change in cash and cash equivalents	(59,542)	254,399
Cash and cash equivalents, beginning of period	83,459	4,753
Cash and cash equivalents, end of period	$23,917	$259,152

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $464 and $369, respectively)	$77,673	$43,294
Cash paid for interest on mandatorily redeemable debt	$2,620	$2,417
Cash paid for state income taxes	$310	$292
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$—	$97
Reduction in secured borrowing balance	$13,243	$17,119
Change in distributions declared and outstanding	$4,264	$8,580
Conversion of common and preferred OP units	$7,020	$1,878
Settlement of membership interest	$3,498	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$1,000	$—
Acquisitions - Series A-4 preferred stock issued	$175,613	$—
Acquisitions - Common stock and OP units issued	$278,955	$—
Acquisitions - Series C preferred OP units issued	$33,154	$—
Acquisitions - debt assumed	$377,666	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), SunChamp LLC (“SunChamp”), and Sun Home Services, Inc. (“SHS”) are referred to herein as the "Company," "us," "we," and "our".

We follow accounting standards set by the Financial Accounting Standards Board ("FASB"). FASB sets generally accepted accounting principles ("GAAP"), which we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification.

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and in accordance with GAAP. Pursuant to the SEC rules and regulations we present interim disclosures and certain information and footnote disclosures as required. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior periods' financial statements in order to conform to current period presentation.

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015 (the “2014 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2014 Annual Report.

2.      Real Estate Acquisitions and Dispositions

Green Courte
First Phase
During the fourth quarter of 2014, we completed the first phase of the acquisition of the Green Courte properties. We acquired 32 manufactured housing ("MH") communities with over 9,000 developed sites in 11 states. Included in the total consideration paid for the first phase was the issuance of 361,797 shares of common stock, 501,130 common OP units, 483,317 shares of 6.50% Series A-4 Cumulative Convertible Preferred Stock ("Series A-4 Preferred Stock"), and 669,449 Series A-4 preferred OP units.
Second Phase
In January 2015, we completed the final closing of the acquisition of the Green Courte properties. We acquired the remaining 26 communities comprised of over 10,000 sites. Included in the total consideration paid for the second phase was the issuance of 4,377,073 shares of common stock and 5,847,234 shares of Series A-4 Preferred Stock.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid (in thousands):

At Acquisition Date	First Phase (1)	Second Phase (1)	Total
Investment in property	$656,543	$818,109	$1,474,652
Notes receivable	5,189	850	6,039
Other (liabilities) assets	(1,705)	7,405	5,700
In-place leases and other intangible assets	12,870	15,460	28,330
Below market lease intangible	(10,820)	(54,580)	(65,400)
Assumed debt	(199,300)	(201,466)	(400,766)
Total identifiable assets acquired and liabilities assumed	$462,777	$585,778	$1,048,555

Consideration
Common OP units (2)	$24,064	$—	$24,064
Series A-4 preferred OP units (3)	18,852	1,000	19,852
Common stock	20,427	259,133	279,560
Series A-4 Preferred Stock (3)	13,697	175,527	189,224
Consideration from new mortgages	100,700	90,794	191,494
Cash consideration transferred	285,037	59,324	344,361
Total consideration transferred	$462,777	$585,778	$1,048,555
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

The amount of revenue and net income included in the Consolidated Statements of Operations related to the Green Courte properties for the three and nine months ended September 30, 2015 is set forth in the following table (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(unaudited)	(unaudited)
Revenue	$33,772	$102,243
Net income	$4,029	$13,295

Other Acquisitions
In August 2015, we acquired Rock Crusher Canyon RV Resort ("Rock Crusher"), a recreational vehicle ("RV") resort with 391 sites located in Crystal Lake, Florida.
In July 2015, we acquired Frontier Town RV Resort ("Frontier Town"), a RV resort with 584 developed sites and expansion potential of 200 sites, located in Berlin, Maryland. We also acquired Fort Whaley RV Resort ("Fort Whaley"), a RV resort with 210 developed sites and expansion potential of nearly 90 sites, located in Whaleyville, Maryland.
In May 2015, we acquired La Hacienda RV Resort ("La Hacienda"), a RV resort with 241 sites located in Austin, Texas. We also acquired Lakeside Crossing, a MH community with 419 sites and expansion potential of nearly 300 sites, located near Myrtle Beach, South Carolina.
In April 2015, we acquired the Berger portfolio ("Berger"), which consisted of six MH communities with over 3,130 developed sites and expansion potential of approximately 380 sites. Included in the total consideration paid was 371,808 common OP units and 340,206 Series C preferred OP units.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2015, we acquired Meadowlands Gibraltar ("Meadowlands"), a MH community with 321 sites located in Gibraltar, Michigan.
The following tables summarize the amounts of the assets acquired and liabilities assumed (excluding Green Courte) at the acquisition date and the consideration paid for the acquisitions completed in 2015 (in thousands):

At Acquisition Date	Meadowlands (1)	Berger (1)	Lakeside Crossing (1)	La Hacienda (1)	Frontier Town (1)	Fort Whaley (1)	Rock Crusher (1)	Total
Investment in property	$8,313	$268,026	$35,438	$25,895	$62,126	$5,704	$5,962	$411,464
Inventory of manufactured homes	285	—	—	—	—	—	—	285
In-place leases and other intangible assets	270	5,040	520	1,380	70	—	110	7,390
Below market lease intangible	—	(7,840)	(3,440)	—	—	—	—	(11,280)
Assumed debt	(6,318)	(169,882)	—	—	—	—	—	(176,200)
Total identifiable assets acquired and liabilities assumed	$2,550	$95,344	$32,518	$27,275	$62,196	$5,704	$6,072	$231,659

Consideration
Common OP units	$—	$19,650	$—	$—	$—	$—	$—	$19,650
Series C preferred OP units	—	33,154	—	—	—	—	—	33,154
Note payable	2,377	—	—	—	—	—	—	2,377
Cash consideration transferred	173	42,540	32,518	27,275	62,196	5,704	6,072	176,478
Total consideration transferred	$2,550	$95,344	$32,518	$27,275	$62,196	$5,704	$6,072	$231,659

(1) The purchase price allocations for Meadowlands, Berger, Lakeside Crossing, La Hacienda, Frontier Town, Fort Whaley and Rock Crusher are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the Consolidated Statements of Operations related to the acquisitions completed in 2015 (excluding Green Courte) for the three and nine months ended September 30, 2015 is set forth in the following table (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(unaudited)	(unaudited)
Revenue	$12,676	$19,388
Net income	$4,162	$4,974

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2015 and 2014 (including Green Courte) as if the properties were acquired on January 1, 2014. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2014 (in thousands, except per-share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
Total revenues	$186,381	$166,839	$520,382	$470,980
Net income attributable to Sun Communities, Inc. common stockholders	$30,609	$31,711	$64,580	$55,976
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.58	$0.76	$1.22	$1.40
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.58	$0.76	$1.21	$1.40

Transaction costs of approximately $1.7 million and $2.4 million and $13.2 million and $4.3 million have been incurred for the three and nine months ended September 30, 2015 and 2014, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

Dispositions

During the nine months ended September 30, 2015, we completed the sales of four MH communities. Pursuant to Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), the disposals of the communities do not qualify for presentation as a discontinued operation, as the sales do not have a major impact on our operations and financial results and do not represent a strategic shift. Additionally, the communities are not considered an individually significant component and therefore do not qualify for presentation as a discontinued operation. A gain of $26.9 million is recorded in "Gain on disposition of properties, net" in our Consolidated Statements of Operations. The table below lists the communities we have disposed of during the nine months ended September 30, 2015.

Community	State	Number of Sites
Candlewick Court	MI	211
Catalina	OH	462
Worthington Arms	OH	224
Valley Brook	IN	798

3.      Collateralized Receivables and Transfers of Financial Assets

We completed various transactions with an unrelated entity involving our notes receivable under which we received cash proceeds in exchange for relinquishing our right, title, and interest in certain notes receivable. We have no further obligations or rights with respect to the control, management, administration, servicing, or collection of the installment notes receivable. However, we are subject to certain recourse provisions requiring us to purchase the underlying homes collateralizing such notes, in the event of a note default and subsequent repossession of the home by the unrelated entity. The recourse provisions are considered to be a form of continuing involvement, and therefore these transferred loans did not meet the requirements for sale accounting. We continue to recognize these transferred loans on our balance sheet and refer to them as collateralized receivables. The proceeds from the transfer have been recognized as a secured borrowing.

In the event of a note default and subsequent repossession of a manufactured home by the unrelated entity, the terms of the agreement require us to repurchase the manufactured home. Default is defined as the failure to repay the installment note receivable according to contractual terms. The repurchase price is calculated as a percentage of the outstanding principal balance of the collateralized receivable, plus any outstanding late fees, accrued interest, legal fees, and escrow advances associated with the

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

installment note receivable.  The percentage used to determine the repurchase price of the outstanding principal balance on the installment note receivable is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Repurchase Percentage
Fewer than or equal to 15	100%
Greater than 15 but less than 64	90%
Equal to or greater than 64 but less than 120	65%
120 or more	50%

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as a Secured borrowing within the Consolidated Balance Sheets. The balance of the collateralized receivables was $138.2 million (net of allowance of $0.6 million) and $123.0 million (net of allowance of $0.7 million) as of September 30, 2015 and December 31, 2014, respectively. The receivables have a weighted average interest rate and maturity of 10.2% and 15.2 years as of September 30, 2015, and 10.4% and 14.6 years as of December 31, 2014.

The outstanding balance on the secured borrowing was $138.9 million and $123.7 million as of September 30, 2015 and December 31, 2014, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.3 million and $3.0 million, and $9.6 million and $8.6 million for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Nine Months Ended
September 30, 2015
Beginning balance	$123,650
Financed sales of manufactured homes	28,481
Principal payments and payoffs from our customers	(6,728)
Principal reduction from repurchased homes	(6,516)
Total activity	15,237
Ending balance	$138,887

The following table sets forth the allowance for the collateralized receivables as of September 30, 2015 (in thousands):

Nine Months Ended
September 30, 2015
Beginning balance	$(688)
Lower of cost or market write-downs	275
Increase to reserve balance	(233)
Total activity	42
Ending balance	$(646)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2015	December 31, 2014
Installment notes receivable on manufactured homes, net	$22,375	$25,884
Other receivables, net	26,826	26,011
Total notes and other receivables, net	$49,201	$51,895

Installment Notes Receivable on Manufactured Homes

The installment notes receivable of $22.4 million (net of allowance of $0.2 million) and $25.9 million (net of allowance of $0.1 million) as of September 30, 2015 and December 31, 2014, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a weighted average interest rate (net of servicing costs) and maturity of 8.6% and 10.1 years as of September 30, 2015, and 8.7% and 10.4 years as of December 31, 2014.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Nine Months Ended
September 30, 2015
Beginning balance	$26,024
Financed sales of manufactured homes	653
Acquired notes (see Note 2)	850
Principal payments and payoffs from our customers	(3,645)
Principal reduction from repossessed homes	(1,339)
Total activity	(3,481)
Ending balance	$22,543

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Nine Months Ended
September 30, 2015
Beginning balance	$(140)
Lower of cost or market write-downs	42
Increase to reserve balance	(70)
Total activity	(28)
Ending balance	$(168)

Other Receivables

As of September 30, 2015, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $5.3 million (net of allowance of $1.1 million), home sale proceeds of $9.4 million, insurance receivables of $0.9 million, insurance settlement of $4.5 million, rebates and other receivables of $4.5 million and a note receivable of $2.2 million. The $2.2 million note bears interest at 8.0% for the first two years and in year three is indexed to 7.87% plus the one year Federal Reserve treasury constant maturity rate for the remainder of the loan. The note is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2014, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $4.9 million (net of allowance of $1.0 million), home sale proceeds of $7.4 million, insurance receivables of $1.0 million, insurance settlement of $3.7 million, rebates and other receivables of $6.8 million and a note receivable of $2.2 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2015, a $40.2 million note was repaid in conjunction with the Berger acquisition, which consisted of six MH communities (see Note 2). The note bore interest at 9.6% per annum and was secured by certain assets of the principals of the seller.

5.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, franchise fees, and other intangible assets. These intangible assets are recorded in "Other assets, net" on the Consolidated Balance Sheets. The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		September 30, 2015		December 31, 2014
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$63,281	$(18,128)	$41,511	$(12,107)
Franchise fees and other intangible assets	15 years	1,864	(493)	764	(106)
Total		$65,145	$(18,621)	$42,275	$(12,213)

During 2015, in connection with our acquisitions, we purchased in-place leases and other intangible assets valued at approximately $22.9 million with useful lives ranging from seven to fifteen years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Intangible Asset	2015	2014	2015	2014
In-place leases	$2,341	$891	$6,020	$2,674
Franchise fees and other intangible assets	129	19	387	58
Total	$2,470	$910	$6,407	$2,732

6.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At September 30, 2015 and December 31, 2014, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts. We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock in Origen, which approximates an ownership interest of 19%. We had suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management, LP and has announced its intention to dissolve and liquidate. During the second quarter of 2015, and as disclosed in a press release on March 30, 2015, Origen made an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015, retaining approximately $6.2 million for expected dissolution, wind down costs, expenses, and contingencies. Depending on the actual cost of estimated wind down expenses, Origen may make one or more additional interim distributions of excess cash to stockholders prior to completing liquidation. Upon completion of liquidation, Origen will distribute remaining cash, if any, to stockholders. During the second quarter of 2015, we received an initial distribution of $7.5 million from Origen.

7.      Consolidated Variable Interest Entities

Variable interest entities ("VIEs") that are consolidated include Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”), and Wildwood Village Mobile Home Park ("Wildwood"). We evaluated our arrangements with these properties under the guidance set forth in FASB Accounting Standard Codification ("ASC") ASC Topic 810 "Consolidation". We concluded that the Rudgate Borrowers and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying Consolidated Financial Statements.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	September 30, 2015	December 31, 2014
ASSETS
Investment property, net	$92,593	$94,230
Other assets	3,767	4,400
Total Assets	$96,360	$98,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$64,531	$65,849
Other liabilities	19,474	10,442
Noncontrolling interests	(1,336)	(416)
Total Liabilities and Stockholders' Equity	$82,669	$75,875

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.3% and 3.4% of our consolidated total assets at September 30, 2015 and December 31, 2014, respectively. Debt and other liabilities comprised approximately 2.9% and 3.8% of our consolidated total liabilities at September 30, 2015 and December 31, 2014, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at September 30, 2015 and December 31, 2014.

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Collateralized term loans - CMBS	$742,142	$806,840	5.0	5.4	5.3%	5.3%
Collateralized term loans - FNMA	796,714	492,800	6.1	7.1	4.6%	4.0%
Collateralized term loans - Life Companies	469,486	204,638	13.8	10.9	4.1%	4.3%
Collateralized term loans - FMCC	197,418	152,462	9.2	9.9	4.0%	4.0%
Secured borrowing	138,887	123,650	15.2	14.6	10.2%	10.4%
Preferred OP units - mandatorily redeemable	45,903	45,903	6.3	6.8	6.9%	6.9%
Total debt	$2,390,550	$1,826,293	8.1	7.5	5.1%	5.1%

Collateralized Term Loans

In August 2015, we entered into an agreement to borrow $87.0 million in mortgage debt that will be secured by five communities at an interest rate of 4.06% for a term of 25 years. This loan will close in two separate closings. In September 2015, we completed the first closing for $51.2 million secured by four communities and the second closing for $35.8 million is scheduled to close in December 2015.

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
(Unaudited)

In April 2015, in relation to the acquisition of the Berger properties (see Note 2), we assumed debt with a fair market value of $169.9 million on the communities with a weighted average interest rate of 5.17% and a weighted average remaining term of 6.3 years.

In March 2015, in relation to the acquisition of Meadowlands (see Note 2), we assumed a $6.3 million mortgage with an interest rate of 6.5% and a remaining term of 6.5 years. Also, in relation to this acquisition, we entered into a note payable with the seller for $2.4 million that bears no interest but is payable in three equal yearly installments beginning in March 2016.

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

The collateralized term loans totaling $2.4 billion as of September 30, 2015, are secured by 171 properties comprised of 68,814 sites representing approximately $2.7 billion of net book value.

Secured Borrowing

See Note 3, "Collateralized Receivables and Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which are convertible into 509,676 shares of the Company's common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share of less, 0.397 common OP units, or (b) if the market price of our common stock is greater than $68.00 per share, that the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5%.

Lines of Credit

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of September 30, 2015, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had $142.0 million on the revolving loan and $25.0 million on the term loan totaling $167.0 million in borrowings as of September 30, 2015, with a weighted average interest rate of 1.66%. As of December 31, 2014 there was no amount outstanding under our previous credit Facility.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2015 and December 31, 2014, approximately $3.4 million and $3.2 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At September 30, 2015, the effective interest rate was 7.0%.  There was no outstanding balance at September 30, 2015 and there was $5.8 million at December 31, 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At September 30, 2015, we were in compliance with all covenants.

9.      Equity and Mezzanine Securities

At the Company's Annual Meeting of Stockholders on July 20, 2015, the stockholders approved Articles of Amendment to our Amended and Restated Articles of Incorporation, as amended and supplemented, under which the number of authorized shares of our common stock, $0.01 par value per share, was increased from 90,000,000 to 180,000,000 and the number of our preferred stock, $0.01 par value per share, was increased from 10,000,000 to 20,000,000.

In July 2015, the Company entered into a repurchase agreement with certain holders of shares of Series A-4 Preferred Stock under which, at the holders’ election, the Company was obligated to repurchase up to 5,926,322 shares of the Series A-4 Preferred Stock from the holders of those shares. There were 6,364,770 shares of Series A-4 preferred shares issued and outstanding at the time of the repurchase agreement, and 438,448 shares of Series A-4 Preferred Stock were not subject to the repurchase agreement. Each holder of shares of Series A-4 Preferred Stock subject to the repurchase agreement could have elected to sell its shares of Series A-4 Preferred Stock to the Company. The purchase price was $31.08 per share, which consists of a price per share of $30.90 plus $0.18 for accrued and unpaid distributions from and including June 30, 2015 to, but not including, August 10, 2015. Each share of Series A-4 Preferred Stock had a liquidation preference of $25.00 per share, and was convertible into approximately 0.4444 shares of the Company’s common stock. Pursuant to the repurchase agreement, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock. There are 2,298,184 shares of Series A-4 Preferred Stock issued and outstanding as of September 30, 2015.

In June 2015, we issued to GCP Fund III Ancillary Holding, LLC (i) 25,664 shares of common stock at an issuance price of $50.00 per share or $1,283,200 in the aggregate, and (ii) 34,219 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share, or $855,475 in the aggregate. All of these common shares and preferred shares were issued for cash consideration pursuant to the terms of a Subscription Agreement, dated July 30, 2014, as amended, among the Company, Green Court Real Estate Partners III, LLC, and certain other parties. The parties have agreed that no additional securities are issuable under the Subscription Agreement.

Also in June 2015, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Citigroup Global Markets Inc. (collectively, the "Sales Agents"). Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, having an aggregate offering price of up to $250.0 million, from time to time through the Sales Agents. Each Sales Agent is entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold through it from time to time under the Sales Agreement. Concurrently, the At the Market Offering Sales Agreement dated May 10, 2012, as amended among the Company, the Partnership, BMO Capital Markets Corp. and Liquidnet, Inc., was terminated. Prior to the termination of the At the Market Offering Sales Agreement dated May 10, 2012, during the first quarter of 2015, 342,011 shares of common stock were issued at the prevailing market price of our common stock at the time of each sale with a weighted average sale price of $63.94, and we received net proceeds of approximately $21.5 million.

During the third quarter of 2015, under the June 2015 Sales Agreement, we sold 608,100 common shares under the Sales Agreement, at an average sales price of $68.00 for net proceeds of $40.8 million.

During the second quarter of 2015, under the June 2015 Sales Agreement, we sold 26,200 common shares under the Sales Agreement, at an average sales price of $65.15 for net proceeds of $1.7 million.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2015, in connection with the Green Courte second closing, we issued 4,377,073 shares of common stock at an issuance price of $50.00 per share and 5,847,234 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share. The Series A-4 Preferred Stock stockholders receive a preferred return of 6.5%. In addition, one of the Green Courte Partners funds purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units for an aggregate purchase price of $12.5 million. As noted above, in July 2015, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock.

If certain change of control transactions occur or if our common stock ceases to be listed or quoted on an exchange or quotation system, then at any time after November 26, 2019, we or the holders of shares of Series A-4 Preferred Stock and Series A-4 preferred OP units may cause all or any of those shares or units to be redeemed for cash at a redemption price equal to the sum of (i) the greater of (x) the amount that the redeemed shares of Series A-4 Preferred Stock and Series A-4 preferred OP units would have received in such transaction if they had been converted into shares of our common stock immediately prior to such transaction, or (y) $25.00 per share, plus (ii) any accrued and unpaid distributions thereon to, but not including, the redemption date. The Series A-4 preferred OP units are inclusive of its pro-rata share of net income of $0.3 million and distributions of $1.0 million for the nine months ended September 30, 2015.

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the nine months ended September 30, 2015 or 2014. There is no expiration date specified for the buyback program.

Common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time. During the nine months ended September 30, 2015, there were 99,404 common OP units converted to shares of common stock. No such units were converted during the nine months ended September 30, 2014.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert their Series A-1 preferred OP units to shares of our common stock at any time. During the nine months ended September 30, 2015 and 2014, holders of Series A-1 preferred OP units converted 38,817 units into 102,301 shares of common stock, and 18,773 units into 45,785 shares of common stock, respectively.

Subject to certain limitations, Series A-4 preferred OP unit holders may convert their Series A-4 preferred OP units to shares of our common stock at any time. During the nine months ended September 30, 2015, holders of Series A-4 preferred OP units converted 109,414 units into 48,627 shares of common stock. No such units were converted during the nine months ended September 30, 2014.

Cash distributions of $0.65 per share were declared for the quarter ended September 30, 2015. On October 16, 2015, cash payments of approximately $37.3 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of September 30, 2015. Cash distributions of $0.4453 per share were declared on the Company's Series A cumulative redeemable preferred stock for the quarter ended September 30, 2015. On October 15, 2015, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of October 1, 2015. In addition, cash distributions of $0.4062 per share were declared on the Company's Series A-4 Preferred Stock for the quarter ended September 30, 2015. On September 30, 2015, cash payments of approximately $0.9 million were made to Series A-4 Preferred Stock stockholders of record as of September 18, 2015.

10.      Share-Based Compensation

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved Sun Communities, Inc. Equity Incentive Plan ("2015 Equity Plan"). The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The 2015 Equity Plan replaced the Sun Communities, Inc. Equity Incentive Plan adopted in 2009. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock.

In September 2015, we granted 4,500 shares of restricted stock to key employees under our 2015 Equity Plan. The shares had a fair value of $67.29 per share and will vest as follows: September 29, 2018: 35%; September 29, 2019: 35%; September 29, 2020: 20%; September 29, 2021: 5%; and September 29, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In July 2015, we granted 20,000 shares of restricted stock to an executive officer under our Sun Communities, Inc. Equity Incentive Plan ("2009 Equity Plan"). The shares had a fair value of $67.57 per share and will vest as follows: July 16, 2018: 35%; July 19, 2019: 35%; July 16, 2020: 20%; July 16, 2021: 5%; and July 16, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2015, we granted 25,000 shares of restricted stock to an executive officer under our 2009 Equity Plan. The shares had a fair value of $62.94 per share and will vest as follows: May 19, 2018: 35%; May 19, 2019: 35%; May 19, 2020: 20%; May 19, 2021: 5%; and May 19, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In April 2015, we granted 145,000 shares of restricted stock to our executive officers under our 2009 Equity Plan. The shares had a fair value of $63.81 per share. Half of the shares will vest as follows: April 14, 2018: 20%; April 14, 2019: 30%; April 14, 2020: 35%; April 14, 2021: 10%; and April 14, 2022: 5%. The remaining 72,500 shares are subject to market and performance conditions which vest over time through April 2020. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

In February 2015, we granted 19,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 11, 2018, and had a fair value of $65.87 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In January 2015, we granted 1,000 shares of restricted stock to key employees under our 2009 Equity Plan. The shares had a fair value of $65.48 per share and will vest as follows: January 8, 2018: 35%; January 8, 2019: 35%; January 8, 2020: 20%;
January 8, 2021: 5%; and January 8, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the nine months ended September 30, 2015 and 2014, 4,084 and 4,904 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods was $0.1 million.

The vesting requirements for 85,958 restricted shares granted to our executives and employees were satisfied during the nine months ended September 30, 2015.

11.     Segment Reporting

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $39.3 million annually. In 2015, we recognized 22.4%, 17.4% and 45.2% during the first, second and third quarters, respectively. We expect to recognize 15.0% during the fourth quarter of 2015. In 2014, transient revenue was $31.6 million. We recognized 25.3% in the first quarter, 18.3% in the second quarter, 43.3% in the third quarter, and 13.1% in the fourth quarter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$150,059	$30,847	$180,906	$103,007	$23,742	$126,749
Operating expenses/Cost of sales	54,172	20,417	74,589	39,232	16,756	55,988
Net operating income/Gross profit	95,887	10,430	106,317	63,775	6,986	70,761
Adjustments to arrive at net income (loss):
Interest and other income, net	4,449	—	4,449	3,883	—	3,883
General and administrative	(10,735)	(3,845)	(14,580)	(6,971)	(2,313)	(9,284)
Transaction costs	(1,664)	—	(1,664)	(2,399)	—	(2,399)
Depreciation and amortization	(31,352)	(13,343)	(44,695)	(18,522)	(11,395)	(29,917)
Asset impairment charge	—	—	—	(837)	—	(837)
Interest	(27,434)	(19)	(27,453)	(18,614)	(5)	(18,619)
Interest on mandatorily redeemable preferred OP units	(790)	—	(790)	(808)	—	(808)
Gain (loss) on disposition of properties, net	13,415	4,775	18,190	14,949	(1,318)	13,631
Provision for state income taxes	(51)	(26)	(77)	(69)	—	(69)
Distributions from affiliate	—	—	—	400	—	400
Net income (loss)	41,725	(2,028)	39,697	34,787	(8,045)	26,742
Less: Preferred return to A-1 preferred OP units	591	—	591	661	—	661
Less: Preferred return to A-3 preferred OP units	45	—	45	45	—	45
Less: Preferred return to A-4 preferred OP units	326	—	326	—	—	—
Less: Preferred return to Series C preferred OP units	340	—	340	—	—	—
Less: Amounts attributable to noncontrolling interests	2,295	(170)	2,125	2,442	(591)	1,851
Net income (loss) attributable to Sun Communities, Inc.	38,128	(1,858)	36,270	31,639	(7,454)	24,185
Less: Preferred stock distributions	3,179	—	3,179	1,514	—	1,514
Less: Preferred stock redemption costs	4,328	—	4,328	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$30,621	$(1,858)	$28,763	$30,125	$(7,454)	$22,671

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$403,862	$89,039	$492,901	$283,299	$67,813	$351,112
Operating expenses/Cost of sales	142,096	57,763	199,859	104,759	46,168	150,927
Net operating income/Gross profit	261,766	31,276	293,042	178,540	21,645	200,185
Adjustments to arrive at net income (loss):
Interest and other income, net	13,554	38	13,592	11,145	—	11,145
General and administrative	(31,051)	(11,290)	(42,341)	(23,177)	(7,932)	(31,109)
Transaction costs	(13,150)	—	(13,150)	(4,255)	(8)	(4,263)
Depreciation and amortization	(90,991)	(39,116)	(130,107)	(55,591)	(33,260)	(88,851)
Asset impairment charge	—	—	—	(837)	—	(837)
Extinguishment of debt	(2,800)	—	(2,800)	—	—	—
Interest	(79,567)	(26)	(79,593)	(54,135)	(14)	(54,149)
Interest on mandatorily redeemable preferred OP units	(2,429)	—	(2,429)	(2,417)	—	(2,417)
Gain on disposition of properties, net	22,892	4,054	26,946	14,302	214	14,516
Provision for state income taxes	(152)	(77)	(229)	(207)	—	(207)
Distributions from affiliate	7,500	—	7,500	1,200	—	1,200
Net income (loss)	85,572	(15,141)	70,431	64,568	(19,355)	45,213
Less: Preferred return to A-1 preferred OP units	1,844	—	1,844	1,997	—	1,997
Less: Preferred return to A-3 preferred OP units	136	—	136	136	—	136
Less: Preferred return to A-4 preferred OP units	1,032	—	1,032	—	—	—
Less: Preferred return to Series C preferred OP units	680	—	680	—	—	—
Less: Amounts attributable to noncontrolling interests	4,316	(1,184)	3,132	4,564	(1,471)	3,093
Net income (loss) attributable to Sun Communities, Inc.	77,564	(13,957)	63,607	57,871	(17,884)	39,987
Less: Preferred stock distributions	11,353	—	11,353	4,542	—	4,542
Less: Preferred stock redemption costs	4,328	—	4,328	—	—	—
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$61,883	$(13,957)	$47,926	$53,329	$(17,884)	$35,445

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2015			December 31, 2014
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$3,352,511	$431,018	$3,783,529	$2,207,526	$360,638	$2,568,164
Cash and cash equivalents	24,432	(515)	23,917	81,864	1,595	83,459
Inventory of manufactured homes	—	15,263	15,263	—	8,860	8,860
Notes and other receivables, net	35,818	13,383	49,201	40,751	11,144	51,895
Collateralized receivables, net	138,241	—	138,241	122,962	—	122,962
Other assets, net	99,310	5,142	104,452	97,485	4,867	102,352
Total assets	$3,650,312	$464,291	$4,114,603	$2,550,588	$387,104	$2,937,692

12.     Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90% of its REIT ordinary taxable income to its stockholders.

Qualification as a REIT involves the satisfaction of numerous requirements (i.e., some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2015.

As a REIT, we generally will not be subject to United States ("U.S.") federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes, U.S. federal income, and excise taxes on our undistributed income.

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. A federal deferred tax asset of $1.0 million is included in "Other assets, net," in our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014.

We had no unrecognized tax benefits as of September 30, 2015 and 2014. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2015.

We classify certain state taxes as income taxes for financial reporting purposes. For instance, we record Texas Margin Tax as income tax in our financial statements, and recorded a provision for state income taxes of approximately $0.1 million for the three months ended September 30, 2015 and 2014, and $0.3 million for the nine months ended September 30, 2015 and 2014.

SHS is currently under examination by the Internal Revenue Service ("IRS") for the 2013 tax year. To date, we have not received any formal notices of proposed adjustments from the IRS related to this or any other examination periods.

13.     Earnings Per Share

We have outstanding stock options, unvested restricted shares, and Series A-4 Preferred Stock, and our Operating Partnership has outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units, and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Computations of basic and diluted earnings per share from continuing operations were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2015	2014	2015	2014
Net income attributable to common stockholders	$28,763	$22,671	$47,926	$35,445
Allocation of income to restricted stock awards	(381)	(256)	(541)	(441)
Preferred share conversion
Net income attributable to common stockholders after allocation	28,382	22,415	47,385	35,004
Allocation of income to restricted stock awards	381	256	541	441
Diluted earnings: net income attributable to common stockholders after allocation	$28,763	$22,671	$47,926	$35,445
Denominator
Weighted average common shares outstanding	53,220	41,023	52,855	39,283
Add: dilutive stock options	14	15	16	16
Add: dilutive restricted stock	431	229	400	207
Add: dilutive OP units	—	—	—	2,069
Diluted weighted average common shares and securities	53,665	41,267	53,271	41,575
Earnings per share available to common stockholders after allocation:
Basic	$0.53	$0.55	$0.90	$0.89
Diluted	$0.54	$0.55	$0.90	$0.85

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented.  The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2015 and 2014 (amounts in thousands):

	As of September 30,
	2015	2014
Common OP units	2,863	2,069
Series A-1 preferred OP units	389	438
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	760	—
Series A-4 Preferred Stock	2,298	—
Series C preferred OP units	340	—
Aspen preferred OP units	1,284	1,325
Total securities	7,974	3,872

14.     Derivative Instruments and Hedging Activities

Our objective in using interest rate derivatives is to manage exposure to interest rate movements thereby minimizing the effect of interest rate changes and the effect it could have on future cash flows. Interest rate caps are used to accomplish this objective. We do not enter into derivative instruments for speculative purposes nor do we have any swaps in a hedging arrangement.

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2015:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	0.2830%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.2830%	11.0200%	—%	N/A

In accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), derivative instruments are recorded at fair value in "Other assets, net" or "Other liabilities" on the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, the fair value of the derivatives was zero.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt.

ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"), requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1—Quoted unadjusted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Derivative Instruments
The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all significant inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair value of derivative instruments on a recurring basis (Level 2). See Note 14 for Derivative Instruments.

Installment Notes Receivable on Manufactured Homes
The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). See Note 4 for Installment Notes Receivable.

Long-Term Debt and Lines of Credit
The fair value of long-term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). See Note 8 for Long-Term Debt and Lines of Credit.

Collateralized Receivables and Secured Borrowings
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing on the Consolidated Balance Sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). See Note 3 for Collateralized Receivables and Secured Borrowing.

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth our financial assets and liabilities that require disclosure of their fair values on a recurring basis and presents the carrying values and fair values as of September 30, 2015 and December 31, 2014 that were measured using the valuation techniques described above. The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2015		December 31, 2014
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$22,375	$22,375	$25,884	$25,884
Collateralized receivables, net	$138,241	$138,241	$122,962	$122,962
Financial liabilities
Debt	$2,251,663	$2,289,252	$1,702,643	$1,752,939
Secured borrowing	$138,887	$138,887	$123,650	$123,649
Lines of credit	$167,000	$167,000	$5,794	$5,794

The derivative instruments are the only financial liabilities that were required to be carried at fair value on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014. We have no financial assets that are required to be carried at fair value.

16.     Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). This amendment provides additional guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. Entities should apply the amendments retrospectively. We are currently evaluating the potential impact these amendments will have on our Consolidated Financial Statements.

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810) Amendments to the Consolidation Analysis" ("ASU 2015-02"). This amendment eliminates the deferral of FAS 167, which has allowed entities with interests in certain investment funds to follow the previous consolidation guidance in FIN 46(R), and makes other changes to both the variable interest model and the voting model. While the guidance is aimed at asset managers, it will affect all reporting entities that have variable interests in other legal entities (e.g., limited partnerships, similar entities and certain corporations). In some cases, consolidation conclusions will change. In other cases, reporting entities will need to provide additional disclosures about entities that currently aren’t considered VIEs but will be considered VIEs under the new guidance provided they have a variable interest in those VIEs. These amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. We are currently evaluating the potential impact this amendment will have on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15 "Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). This amendment requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. This amendment applies to all entities and are effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the potential impact this amendment will have on our quarterly reporting process.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. This amendment is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; early adoption is not permitted. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. We are currently evaluating the methods of adoption and the impact that the adoption of ASU 2014-09 may have on our Consolidated Financial Statements.

17.    Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

18.    Subsequent Event

In October 2015, we completed the sale of three MH communities comprised of approximately 1,250 sites located in Indiana for $36.1 million.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2015, we owned and operated a portfolio of 251 developed properties located in 30 states throughout the United States, including 200 MH communities, 37 RV communities, and 14 properties containing both MH and RV sites.

We have been in the business of acquiring, operating, developing, and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

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

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with GAAP, we have provided information regarding Net Operating Income (“NOI”) in the following tables. NOI is derived from revenues minus property operating and maintenance expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income attributable to Sun Communities, Inc. common stockholders is included in “Results of Operations” below.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial and operational performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income (loss) (computed in accordance with GAAP), excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income, and FFO to FFO excluding certain items are included in the presentation of FFO in our “Results of Operations" below.

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, and develops MH communities and RV communities throughout the U.S. and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI and gross profit.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table summarizes our consolidated financial results for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015		2014
Real Property NOI	$90,312		$60,210
Rental Program NOI	20,587		17,140
Home Sales NOI/Gross profit	5,605		3,389
Ancillary NOI/Gross profit	5,575		3,565
Site rent from Rental Program (included in Real Property NOI)	(15,762)		(13,543)
NOI/Gross profit	106,317		70,761
Adjustments to arrive at net income:
Other revenues	4,449		3,883
General and administrative	(14,580)		(9,284)
Transaction costs	(1,664)		(2,399)
Depreciation and amortization	(44,695)		(29,917)
Asset impairment charge	—		(837)
Interest expense	(28,243)		(19,427)
Gain on disposition of properties, net	18,190		13,631
Provision for state income taxes	(77)		(69)
Distributions from affiliate	—		400
Net income	39,697		26,742
Less: Preferred return to Series A-1 preferred OP units	591		661
Less: Preferred return to Series A-3 preferred OP units	45		45
Less: Preferred return to Series A-4 preferred OP units	326		—
Less: Preferred return to Series C preferred OP units	340		—
Less: Amounts attributable to noncontrolling interests	2,125		1,851
Net income attributable to Sun Communities, Inc.	36,270		24,185
Less: Preferred stock distributions	3,179		1,514
Less: Preferred stock redemption costs	4,328	—	—
Net income attributable to Sun Communities, Inc. common stockholders	$28,763		$22,671

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$137,548	$94,245	$43,303	45.9%
Property operating expenses:
Payroll and benefits	11,092	8,762	2,330	26.6%
Legal, taxes, and insurance	2,090	1,350	740	54.8%
Utilities	15,002	10,668	4,334	40.6%
Supplies and repair	5,989	4,126	1,863	45.2%
Other	4,543	3,125	1,418	45.4%
Real estate taxes	8,520	6,004	2,516	41.9%
Property operating expenses	47,236	34,035	13,201	38.8%
Real Property NOI	$90,312	$60,210	$30,102	50.0%

	As of September 30,
Other Information	2015	2014	Change
Number of properties	251	184	67
Developed sites	93,718	69,677	24,041
Occupied sites (1) (2)	78,531	56,223	22,308
Occupancy % (1)	93.7%	92.5%	1.2%
Weighted average monthly site rent - MH	$477	$457	$20
Weighted average monthly site rent - RV (3)	$409	$394	$15
Weighted average monthly site rent - Total	$469	$449	$20
Sites available for development	7,749	6,323	1,426

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 12,860 sites acquired in 2015 and 1,137 sites acquired in 2014.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 50.0% increase in Real Property NOI consists of $25.0 million from newly acquired properties, net of disposed properties and $4.9 million from same site properties as detailed below.

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

The following tables reflect certain financial and other information for our Same Site communities as of and for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$84,972	$79,107	$5,865	7.4%
Property operating expenses:
Payroll and benefits	6,996	7,217	(221)	(3.1)%
Legal, taxes, and insurance	1,436	1,285	151	11.8%
Utilities	5,440	4,747	693	14.6%
Supplies and repair	4,119	3,654	465	12.7%
Other	2,706	2,559	147	5.7%
Real estate taxes	5,336	5,639	(303)	(5.4)%
Property operating expenses	26,033	25,101	932	3.7%
Real Property NOI	$58,939	$54,006	$4,933	9.1%

	As of September 30,
Other Information	2015	2014	Change
Number of properties	174	174	—
Developed sites	66,020	65,340	680
Occupied sites (1)	55,699	53,750	1,949
Occupancy % (1) (2)	95.0%	93.5%	1.5%
Weighted average monthly site rent - MH	$472	$457	$15
Weighted average monthly site rent - RV (3)	$407	$394	$13
Weighted average monthly site rent - Total	$463	$449	$14
Sites available for development	5,797	6,118	(321)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 9.1% growth in NOI is primarily due to increased revenues of $5.9 million partially offset by additional expenses of $0.9 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 7.4% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $4.9 million due to the increased number of occupied home sites and the increase to our weighted average rental rate of 3.1%. Additionally, an increase in transient RV revenue of $0.4 million, and an increase in other miscellaneous property revenue of $0.6 million.

Property operating expenses increased approximately $0.9 million, or 3.7%, compared to 2014. Of that increase, utility expenses increased $0.7 million primarily due to increased electric, Internet and rubbish removal. Legal, taxes and insurance expenses increased $0.2 million, primarily due to an increase in property and casualty insurance. Supplies and repair expenses increased $0.5 million primarily due to increases in tree trimming and community maintenance expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We acquire pre-owned and repossessed manufactured homes generally located within our communities from lenders and dealers at substantial discounts. We lease or sell these value priced homes to current and prospective residents. We also purchase new homes to lease and sell to current and prospective residents.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2015 and 2014 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2015	2014	Change	% Change
Rental home revenue	$11,856	$9,829	$2,027	20.6%
Site rent from Rental Program (1)	15,762	13,543	2,219	16.4%
Rental Program revenue	27,618	23,372	4,246	18.2%
Expenses
Commissions	855	677	178	26.3%
Repairs and refurbishment	3,389	3,049	340	11.2%
Taxes and insurance	1,645	1,313	332	25.3%
Marketing and other	1,142	1,193	(51)	(4.3)%
Rental Program operating and maintenance	7,031	6,232	799	12.8%
Rental Program NOI	$20,587	$17,140	$3,447	20.1%

Other Information
Number of occupied rentals, end of period	11,443	10,116	1,327	13.1%
Investment in occupied rental homes, end of period	$456,027	$389,634	$66,393	17.0%
Number of sold rental homes	223	208	15	7.2%
Weighted average monthly rental rate, end of period	$843	$816	$27	3.3%

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

The increase in operating and maintenance expenses of $0.8 million was primarily a result of increased taxes and insurance expense of $0.3 million due to property and casualty insurance and personal property tax increases on the homes. Also, commissions expense increased by $0.2 million and expenses related to refurbishment of the home after a renter move-out increased by $0.3 million.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2015 and 2014 (in thousands, except for average selling prices and statistical information):

	Three Months Ended September 30,
Financial Information	2015	2014	Change	% Change
New home sales	$4,469	$2,250	$2,219	98.6%
Pre-owned home sales	14,522	11,663	2,859	24.5%
Revenue from home sales	18,991	13,913	5,078	36.5%

New home cost of sales	3,739	1,910	1,829	95.8%
Pre-owned home cost of sales	9,647	8,614	1,033	12.0%
Cost of home sales	13,386	10,524	2,862	27.2%
NOI / Gross profit	$5,605	$3,389	$2,216	65.4%

Gross profit – new homes	$730	$340	$390	114.7%
Gross margin % – new homes	16.3%	15.1%	1.2%
Average selling price – new homes	$74,485	$86,482	$(11,997)	(13.9)%

Gross profit – pre-owned homes	$4,875	$3,049	$1,826	59.9%
Gross margin % – pre-owned homes	33.6%	26.1%	7.5%
Average selling price – pre-owned homes	$25,658	$23,435	$2,223	9.5%

Statistical Information
Home sales volume:
New home sales	60	26	34	130.8%
Pre-owned home sales	566	498	68	13.7%
Total homes sold	626	524	102	19.5%

Home Sales gross profit increased $0.4 million on new home sales and increased $1.8 million on pre-owned home sales. The increase in gross profit on new home sales is primarily due to an increase in volume. The increased profits on pre-owned homes are primarily due to an increase in volume and an increase in per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,
	2015	2014	Change	% Change
Ancillary revenues, net	$5,575	$3,565	$2,010	56.4%
Interest income	$3,987	$3,545	$442	12.5%
Brokerage commissions and other revenues	$462	$338	$124	36.7%
Real property general and administrative	$10,735	$6,971	$3,764	54.0%
Home sales and rentals general and administrative	$3,845	$2,313	$1,532	66.2%
Transaction costs	$1,664	$2,399	$(735)	(30.6)%
Depreciation and amortization	$44,695	$29,917	$14,778	49.4%
Asset impairment charge	$—	$837	$(837)	100.0%
Interest expense	$28,243	$19,427	$8,816	45.4%
Gain on disposition of properties, net	$18,190	$13,631	$4,559	33.4%
Distributions from affiliate	$—	$400	$(400)	(100.0)%
Preferred stock redemption costs	$4,328	$—	$4,328	N/A

Ancillary revenues, net increased primarily due to increased golf course income and increased ticket and merchandise income.

Interest income increased primarily due to an increase in interest income on collateralized receivables of $0.4 million.

Brokerage commissions and other revenues increased primarily due to the increase in brokerage commissions due to an increase in the number of brokered homes sold.

Real property general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.8 million, increased employee benefits and incentives of $1.6 million, increased deferred compensation expense of $0.7 million, and increased software support and licensing fees, legal, workers compensation, consulting and property and casualty insurance of $0.7 million.

Home sales and rentals general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.8 million, increased commissions on home sales of $0.3 million, increased employee benefits and incentives of $0.1 million, and increased advertising and utility expense of $0.2 million.

Transaction costs decreased as a result of lower acquisition costs during the third quarter of 2015 compared to higher diligence costs related to the pending Green Courte acquisition during the third quarter of 2014 (see Notes 2 in our Consolidated Financial Statements).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $11.7 million primarily related to our newly acquired properties, $1.5 million related to depreciation on investment property for use in our Rental Program, and $1.3 million related to the amortization of in-place leases and promotions.

Asset impairment charge decreased as a result of no impairments in 2015.

Interest expense on debt, including interest on mandatorily redeemable preferred OP units, increased primarily as a result of a $7.0 million increase in mortgage interest due to the acquisition of the Green Courte and Berger properties, an increase of $3.5 million of interest on miscellaneous other long term debt, a $0.4 million increase in interest expense associated with our secured borrowing arrangements, and an increase of $0.4 million of interest on our line of credit, partially offset by $2.5 million of mark to market adjustments on assumed debt.

SUN COMMUNITIES, INC.

Gain on disposition of properties, net increased $4.6 million as a result of a larger gain on the sale of three MH properties during the three months ended September 30, 2015 than on the sale of six properties in the third quarter of 2014 (see Note 2 in our Consolidated Financial Statements).

Distributions from affiliate decreased $0.4 million. During 2015, our affiliate Origen sold substantially all of its assets and has announced its intention to dissolve and liquidate. See Note 6 to our Consolidated Financial Statements.

Preferred stock redemption costs increased $4.3 million as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock (See Note 9 in our Consolidated Financial Statements).

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table summarizes our consolidated financial results for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015		2014
Real Property NOI	$254,438		$173,342
Rental Program NOI	62,805		52,427
Home Sales NOI/Gross profit	14,914		9,377
Ancillary NOI/Gross profit	7,325		5,198
Site rent from Rental Program (included in Real Property NOI)	(46,440)		(40,159)
NOI/Gross profit	293,042		200,185
Adjustments to arrive at net income:
Other revenues	13,592		11,145
General and administrative	(42,341)		(31,109)
Transaction costs	(13,150)		(4,263)
Depreciation and amortization	(130,107)		(88,851)
Asset impairment charge	—		(837)
Extinguishment of debt	(2,800)		—
Interest expense	(82,022)		(56,566)
Gain on disposition of properties, net	26,946		14,516
Provision for state income taxes	(229)		(207)
Distributions from affiliate	7,500		1,200
Net income	70,431		45,213
Less: Preferred return to Series A-1 preferred OP units	1,844		1,997
Less: Preferred return to Series A-3 preferred OP units	136		136
Less: Preferred return to Series A-4 preferred OP units	1,032		—
Less: Preferred return to Series C preferred OP units	680		—
Less: Amounts attributable to noncontrolling interests	3,132		3,093
Net income attributable to Sun Communities, Inc.	63,607		39,987
Less: Series A preferred stock distributions	11,353		4,542
Less: Preferred stock redemption costs	4,328	—	—
Net income attributable to Sun Communities, Inc. common stockholders	$47,926		$35,445

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$382,906	$267,847	$115,059	43.0%
Property operating expenses:
Payroll and benefits	30,149	22,799	7,350	32.2%
Legal, taxes, and insurance	5,682	3,863	1,819	47.1%
Utilities	40,629	31,293	9,336	29.8%
Supplies and repair	13,856	10,218	3,638	35.6%
Other	12,121	8,240	3,881	47.1%
Real estate taxes	26,031	18,092	7,939	43.9%
Property operating expenses	128,468	94,505	33,963	35.9%
Real Property NOI	$254,438	$173,342	$81,096	46.8%

	As of September 30,
Other Information	2015	2014	Change
Number of properties	251	184	67
Developed sites	93,718	69,677	24,041
Occupied sites (1) (2)	78,531	56,223	22,308
Occupancy % (1)	93.7%	92.5%	1.2%
Weighted average monthly site rent - MH	$477	$457	$20
Weighted average monthly site rent - RV (3)	$409	$394	$15
Weighted average monthly site rent - Total	$469	$449	$20
Sites available for development	7,749	6,323	1,426

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupied sites include 12,860 sites acquired in 2015 and 1,137 sites acquired in 2014.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 46.8% increase in Real Property NOI consists of $66.6 million from newly acquired properties, net of disposed properties, and $14.7 million from same site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The following tables reflect certain financial and other information for our Same Site communities as of and for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$248,082	$230,860	$17,222	7.5%
Property operating expenses:
Payroll and benefits	20,793	19,783	1,010	5.1%
Legal, taxes, and insurance	4,203	3,602	601	16.7%
Utilities	14,961	14,555	406	2.8%
Supplies and repair	9,538	9,221	317	3.4%
Other	7,386	7,084	302	4.3%
Real estate taxes	16,689	16,768	(79)	(0.5)%
Property operating expenses	73,570	71,013	2,557	3.6%
Real Property NOI	$174,512	$159,847	$14,665	9.2%

	As of September 30,
Other Information	2015	2014	Change
Number of properties	174	174	—
Developed sites	66,020	65,340	680
Occupied sites (1)	55,699	53,750	1,949
Occupancy % (1) (2)	95.0%	93.5%	1.5%
Weighted average monthly site rent - MH	$472	$457	$15
Weighted average monthly site rent - RV (3)	$407	$394	$13
Weighted average monthly site rent - Total	$463	$449	$14
Sites available for development	5,797	6,118	(321)

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.

(3)	Weighted average rent pertains to annual RV sites and excludes transient RV sites.

The 9.2% growth in NOI is primarily due to increased revenues of $17.2 million partially offset by an increase in expenses of $2.6 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 7.5% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio of $14.1 million as a result of the increased number of occupied home sites and the increase to our weighted average rental rate of 3.1%. Additionally, transient RV revenue increased $1.6 million and other revenues increased by $1.5 million primarily due to an increase in month to month fees, trash income, electric and gas income, cable television royalties, application fees, and other charges and fee revenue.

Property operating expenses increased $2.6 million, or 3.6% compared to 2014. Of that increase, salaries and wages, workers compensation costs and health insurance costs increased $1.0 million, legal, taxes and insurance expenses increased $0.6 million primarily due to increased property and casualty insurance, utilities increased $0.4 million primarily due to electric costs, supplies and repair increased $0.3 million primarily due to tree trimming, and other miscellaneous expenses increased $0.3 million primarily due to increases in credit card processing charges, corporate advertising and meeting expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2015 and 2014 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2015	2014	Change	% Change
Rental home revenue	$34,480	$28,964	$5,516	19.0%
Site rent from Rental Program (1)	46,440	40,159	6,281	15.6%
Rental Program revenue	80,920	69,123	11,797	17.1%
Expenses
Commissions	2,441	1,899	542	28.5%
Repairs and refurbishment	8,127	7,859	268	3.4%
Taxes and insurance	4,665	3,935	730	18.6%
Marketing and other	2,882	3,003	(121)	(4.0)%
Rental Program operating and maintenance	18,115	16,696	1,419	8.5%
Rental Program NOI	$62,805	$52,427	$10,378	19.8%

Other Information
Number of occupied rentals, end of period	11,443	10,116	1,327	13.1%
Investment in occupied rental homes, end of period	$456,027	$389,634	$66,393	17.0%
Number of sold rental homes	611	562	49	8.7%
Weighted average monthly rental rate, end of period	$843	$816	$27	3.3%

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

The 19.8% growth in NOI is primarily a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above.

The increase in operating and maintenance expenses of $1.4 million was primarily a result of a $0.5 million increase in commissions expense due to the increased number of new leases and taxes and insurance expense of $0.7 million due to increases in property and casualty insurance, personal property taxes on the homes and use tax expense, and repairs and refurbishment increased $0.2 million primarily due to expenses related to the refurbishment of the home after a renter move-out.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2015 and 2014 (in thousands, except for average selling prices and statistical information):

	Nine Months Ended September 30,
Financial Information	2015	2014	Change	% Change
New home sales	$14,890	$6,825	$8,065	118.2%
Pre-owned home sales	39,669	32,024	7,645	23.9%
Revenue from homes sales	54,559	38,849	15,710	40.4%

New home cost of sales	12,348	5,785	6,563	113.4%
Pre-owned home cost of sales	27,297	23,687	3,610	15.2%
Cost of home sales	39,645	29,472	10,173	34.5%
NOI / Gross profit	$14,914	$9,377	$5,537	59.0%

Gross profit – new homes	$2,542	$1,040	$1,502	144.4%
Gross margin % – new homes	17.1%	15.2%	1.9%
Average selling price – new homes	$77,956	$85,306	$(7,350)	(8.6)%

Gross profit – pre-owned homes	$12,372	$8,337	$4,035	48.4%
Gross margin % – pre-owned homes	31.2%	26.0%	5.2%
Average selling price – pre-owned homes	$25,527	$24,011	$1,516	6.3%

Statistical Information
Home sales volume:
New home sales	191	80	111	138.8%
Pre-owned home sales	1,554	1,334	220	16.5%
Total homes sold	1,745	1,414	331	23.4%

Home Sales gross profit increased $1.5 million on new home sales and $4.0 million on pre-owned home sales. The increased profit on new home sales is primarily the result of increased per unit sales prices and increased sales volume. The increased profit on pre-owned homes sales are due to the increase in sales volume and per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Ancillary revenues, net	$7,325	$5,198	$2,127	40.9%
Interest income	$11,864	$10,425	$1,439	13.8%
Brokerage commissions and other revenues	$1,728	$720	$1,008	140.0%
Real property general and administrative	$31,051	$23,177	$7,874	34.0%
Home sales and rentals general and administrative	$11,290	$7,932	$3,358	42.3%
Transaction costs	$13,150	$4,263	$8,887	208.5%
Depreciation and amortization	$130,107	$88,851	$41,256	46.4%
Asset impairment charge	$—	$837	$(837)	100.0%
Extinguishment of debt	$2,800	$—	$2,800	N/A
Interest expense	$82,022	$56,566	$25,456	45.0%
Gain on disposition of properties, net	$26,946	$14,516	$12,430	85.6%
Distributions from affiliate	$7,500	$1,200	$6,300	525.0%
Preferred stock redemption costs	$4,328	$—	$4,328	N/A

Ancillary revenues, net increased primarily due to increased golf course income and increased ticket and merchandise income.

Interest income increased primarily due to an increase in interest income from collateralized receivables of $1.1 million.

Brokerage commissions and other revenues increased primarily due to a $0.9 million increase in brokerage commissions due to the increase in broker home sales.

Real property general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $2.2 million, an increase in deferred compensation costs of $1.8 million, an increase in employee benefits and incentives of $1.7 million, an increase in consulting services of $0.4 million, an increase of $0.2 million related to legal expenses, and increased travel and trainings, directors fees and expenses, property and casualty insurance, workers compensation, subscriptions, software support and licensing fees of $1.4 million.

Home sales and rentals general and administrative expenses increased primarily due to increased salaries, wages and related taxes of $1.7 million, increased commissions costs of $0.6 million, an increase in other expenses of $0.7 million primarily related to increased licensing, seminars, conventions and traveling, office and advertising expenses, and utility expenses.

Transaction costs increased primarily due to higher acquisition due diligence and other transaction costs related to our acquisitions during the nine months ended 2015 compared to the due diligence costs related to the pending Green Courte acquisition during the nine months ended 2014 (see Note 2 in our Consolidated Financial Statements).

Depreciation and amortization expenses increased primarily due to additional depreciation and amortization of $30.2 million primarily related to our newly acquired properties, $3.9 million related to depreciation on investment property for use in our Rental Program, $1.4 million related to depreciation on homes in our vacation rental program, and $3.3 million related to the amortization of in-place leases and promotions.

Asset impairment charge decreased as a result of no impairments in 2015.

Extinguishment of debt expenses increased after defeasing total debt of $70.6 million aggregate principal amount of collateralized term loans, releasing 10 communities.

Interest expense on debt, including interest on mandatorily redeemable preferred OP units, increased primarily as a result of an $19.2 million increase in mortgage interest due to the acquisition of the Green Courte and Berger properties, an increase of $12.3

SUN COMMUNITIES, INC.

million of interest on miscellaneous other long term debt, a $1.1 million increase in interest expense associated with our secured borrowing arrangements, partially offset by $6.9 million of mark to market adjustments on assumed debt.

Gain on disposition of properties, net increased $12.4 million as a result of a larger gain on the sale of four MH properties during the nine months ended September 30, 2015 than the sale of 10 MH properties during the nine months ended September 30, 2014 (see Note 2 to our Consolidated Financial Statements).

Distributions from affiliate increased $6.3 million. During 2015, our affiliate Origen sold substantially all of its assets and has announced its intention to dissolve and liquidate. See Note 6 to our Consolidated Financial Statements.

Preferred stock redemption costs increased $4.3 million as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock (See Note 9 in our Consolidated Financial Statements).

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of financial and operational performance. FFO is defined by NAREIT as net income (loss) (computed in accordance with GAAP), excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance. FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss). Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Sun Communities, Inc. common stockholders	$28,763	$22,671	$47,926	$35,445
Adjustments:
Amounts attributable to noncontrolling interests	1,174	1,220	1,554	2,067
Preferred distribution to Series A-4 preferred stock	1,666	—	—	—
Depreciation and amortization	45,014	30,229	130,247	89,772
Asset impairment charge	—	837	—	837
Gain on disposition of properties, net	(18,190)	(13,631)	(26,946)	(14,516)
Gain on disposition of assets, net	(2,937)	(1,634)	(7,065)	(4,663)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	55,490	39,692	145,716	108,942
Adjustments:
Distribution from affiliate	—	—	(7,500)	—
Transaction costs	1,664	2,399	13,150	4,263
Preferred stock redemption costs	4,328	—	4,328	—
Extinguishment of debt	—	—	2,800	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$61,482	$42,091	$158,494	$113,205

Weighted average common shares outstanding - basic:	53,220	41,023	52,855	39,283
Add:
Common stock issuable upon conversion of stock options	14	15	16	16
Restricted stock	431	229	400	207
Common OP units	2,874	2,069	2,783	2,069
Common stock issuable upon conversion of Series A-4 preferred stock	1,826	—	—	—
Weighted average common shares outstanding - fully diluted	58,365	43,336	56,054	41,575

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$0.95	$0.92	$2.60	$2.62
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$1.05	$0.97	$2.83	$2.72

(1)	The effect of certain anti-dilutive convertible securities is excluded from these items.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our unsecured credit facility, and the use of debt and equity offerings under our automatic shelf registration statement.

During the nine months ended September 30, 2015, we acquired 34 MH communities and four RV communities with approximately 15,600 sites. We also disposed of four MH communities with approximately 1,700 sites. See Note 2 to our Consolidated Financial Statements for details on the 2015 acquisitions and dispositions and Note 8 to our Consolidated Financial Statements for related debt transactions.

We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2015, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties, and the issuance of certain equity securities.

During the nine months ended September 30, 2015, we invested $38.9 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from home sales. Expenditures for 2015 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our secured lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net Cash Provided by Operating Activities	$146,778	$109,259
Net Cash Used for Investing Activities	$(403,205)	$(248,622)
Net Cash Provided by Financing Activities	$196,885	$393,762

Cash and cash equivalents decreased by $(59.5) million from $83.5 million as of December 31, 2014, to $23.9 million as of September 30, 2015.

Operating Activities

Net cash provided by operating activities increased by $37.5 million from $109.3 million for the nine months ended September 30, 2014 to $146.8 million for the nine months ended September 30, 2015.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Part I, Item 1A of our 2014 Annual Report.

Investing Activities

Net cash used for investing activities was $403.2 million for the nine months ended September 30, 2015, compared to $248.6 million for the nine months ended September 30, 2014. The increase is primarily due to increased cash used for the continued

SUN COMMUNITIES, INC.

acquisition of properties, as well as recurring investment in existing properties. These items are partially offset by decreased cash proceeds related to the disposition of properties, and decreased payments for deposits on acquisitions.

Financing Activities

Net cash provided by financing activities was $196.9 million for the nine months ended September 30, 2015, compared to $393.8 million for the nine months ended September 30, 2014. The decrease is primarily due to a significant decrease in the Company's equity offerings in 2015 as compared to the Green Courte equity offerings in 2014. This reduction in proceeds is partially offset by decreased net activity associated with our lines of credit and other debt.

Financial Flexibility

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of September 30, 2015, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had$142.0 million on the revolving loan and $25.0 million on the term loan totaling $167.0 million in borrowings as of September 30, 2015, with a weighted average interest rate of 1.66%. As of December 31, 2014 there was no amount outstanding under our previous credit Facility.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At September 30, 2015 and December 31, 2014, approximately $3.4 million and $3.2 million of availability was used to back standby letters of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of September 30, 2015
Maximum Leverage Ratio	<65.0%	42.7%
Minimum Fixed Charge Coverage Ratio	>1.40	2.48
Minimum Tangible Net Worth	1,736,435	$2,209,239
Maximum Dividend Payout Ratio	<95.0%	77.3%

Market and Economic Conditions
U.S. rate environment, monetary policy change in China, Japan and the Euro area, falling oil prices, and turmoil in emerging markets are factors that are influencing financial markets in 2015. Questions still exist on whether the U.S. economy will sustain the growth indicators it has reported and whether or when the U.S. Federal Reserve will increase its benchmark rate for the first time in 10 years, as well as how Japan and the Eurozone will recover amidst easing monetary policy. The possible negative effects on the world economy of the recent Chinese stock market decline and additional global turmoil keep economic outlooks tempered. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At September 30, 2015, we had 81 unencumbered properties with an estimated market value of $945.8 million. Seventy-seven of these unencumbered properties support the borrowing base for our $450.0 million unsecured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous

SUN COMMUNITIES, INC.

economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2014 Annual Report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

There have been no material effects of damage to our communities as a result of Hurricane Joaquin in October 2015.

As of September 30, 2015, our net debt to enterprise value approximated 37.9% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C units to shares of common stock). Our debt has a weighted average maturity of approximately 8.1 years and a weighted average interest rate of 5.1%.

Capital expenditures for the nine months ended September 30, 2015 and 2014 included recurring capital expenditures of $13.6 million and $10.8 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2015.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2014 Annual Report and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

SUN COMMUNITIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. We generally employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We have two interest rate cap agreements with a total notional amount of $160.1 million as of September 30, 2015. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $325.9 million and $161.5 million as of September 30, 2015 and 2014, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $2.2 million and $3.2 million as of September 30, 2015 and 2014, respectively, based on the $216.6 million and $316.4 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 17 included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements", within this quarterly report on Form 10-Q.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2015.  There is no expiration date specified for the buyback program.

On July 29, 2015, we entered into a Repurchase Agreement with certain holders of shares of our Series A-4 Preferred Stock under which, at the holders’ election, we were obligated to repurchase up to 5,926,322 shares of Series A-4 Preferred Stock from the Series A-4 Preferred Stock holders. The price paid consisted of a price per share of $30.90 plus $0.18 for accrued and unpaid distributions from and including June 30, 2015 to, but not including, August 10, 2015. The sale right of the holders of the Series A-4 Preferred Shares to sell such shares under the Repurchase Agreement expired on August 10, 2015. We announced the Repurchase Agreement in a press release dated July 30, 2015 and a Form 8-K filed with the SEC on July 30, 2015 and announced the expiration the sale right associated with the Repurchase Agreement in a Form 8-K filed with the SEC on August 14, 2015. See Note 9 in our Consolidated Financial Statements.

During the quarter ended September 30, 2015, we repurchased shares of Series A-4 Preferred Stock in the following amounts at the following average prices:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	4,066,586	$31.08	4,066,586	—
September 1 - September 30	—	$—	—	—
Total	4,066,586	$31.08	4,066.586	—

SUN COMMUNITIES, INC.

ITEM 5. OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment, dated July 22, 2015.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 20, 2015
10.1
Amended and Restated Credit Agreement, dated August 19, 2015, among Sun Communities Operating Limited Partnership, as Borrower, Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Running Managers, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agent, Fifth Third Bank, an Ohio Banking Corporation and Regions Bank, as Co-Documentation Agents.
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated August 19, 2015
10.2	Repurchase Agreement dated July 29, 2015, by and among Green Courte Real Estate Partners II, LLC, GCP Fund II REIT, LLC, GCP Fund II Ancillary Holding, LLC and Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 29, 2015
10.3	Employment Agreement dated July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 16, 2015
10.4	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement dated April 29, 2015 for the Annual Meeting of Stockholders held July 20, 2015
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
#      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUN COMMUNITIES, INC.

Dated: October 27, 2015	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.1	Articles of Amendment, dated July 22, 2015.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 20, 2015
10.1
Amended and Restated Credit Agreement, dated August 19, 2015, among Sun Communities Operating Limited Partnership, as Borrower, Citibank N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Running Managers, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agent, Fifth Third Bank, an Ohio Banking Corporation and Regions Bank, as Co-Documentation Agents.
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated August 19, 2015
10.2	Repurchase Agreement dated July 29, 2015, by and among Green Courte Real Estate Partners II, LLC, GCP Fund II REIT, LLC, GCP Fund II Ancillary Holding, LLC and Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 29, 2015
10.3	Employment Agreement dated July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K dated July 16, 2015
10.4	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement dated April 29, 2015 for the Annual Meeting of Stockholders held July 20, 2015
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
#      Management contract or compensatory plan or arrangement.