Form 10-K
period 2015-12-31
SUN COMMUNITIES INC
filed 2016-02-23
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Securities Registered Pursuant to Section 12(g) of the Act: 6.50% Series A-4 Cumulative Convertible Preferred Stock, par value $0.01 per Share

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No [X]

As of June 30, 2015, the aggregate market value of the Registrant’s stock held by non-affiliates was approximately $2,887,393,358 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2015). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 16, 2016:  58,391,880

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10−K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2015 annual meeting of stockholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”), and Sun Home Services, Inc. ("SHS") are referred to herein as the “Company,” “us,” “we,” and “our”. We are a self-administered and self-managed real estate investment trust (“REIT”).

We are a fully integrated real estate company which, together with our affiliates and predecessors, have been in the business of acquiring, operating, developing, and expanding manufactured housing ("MH") and recreational vehicle ("RV") communities since 1975. We lease individual parcels of land (“sites”) with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through a taxable subsidiary, SHS, in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

We own, operate, and develop MH and RV communities throughout the United States ("U.S."). As of December 31, 2015, we owned and operated a portfolio of 231 properties located in 30 states (collectively, the “Properties”), including 185 MH communities, 36 RV communities, and 10 Properties containing both MH and RV sites. As of December 31, 2015, the Properties contained an aggregate of 88,612 developed sites comprised of 69,682 developed MH sites, 9,559 annual RV sites (inclusive of both annual and seasonal usage rights), 9,371 transient RV sites, and approximately 7,181 additional MH and RV sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; San Antonio, Texas; Dayton, Ohio; Grand Rapids, Michigan; Elkhart, Indiana; Indianapolis, Indiana; Traverse City, Michigan; Charlotte, North Carolina; Denver, Colorado; Ft. Myers, Florida; and Orlando, Florida; and we employed an aggregate of 1,790 full and part time employees as of December 31, 2015.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the "SEC").

STRUCTURE OF THE COMPANY

The Operating Partnership is structured as an umbrella partnership REIT, or UPREIT. In 1993, we contributed our net assets to the Operating Partnership in exchange for the sole general partner interest in the Operating Partnership and the majority of all the Operating Partnership’s initial capital. We substantially conduct our operations through the Operating Partnership. The Operating Partnership owns, either directly or indirectly through other subsidiaries, all of our assets. This UPREIT structure enables us to comply with certain complex requirements under the federal tax rules and regulations applicable to REITs, and to acquire MH and RV communities in transactions that defer some or all of the sellers’ tax consequences. The financial results of the Operating Partnership and our other subsidiaries are consolidated in our Consolidated Financial Statements. The financial results include certain activities that do not necessarily qualify as REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”). We have formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities. We use taxable REIT subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership. The taxable REIT subsidiaries include our home sales business, SHS, which provides manufactured home sales, leasing, and other services to current and prospective tenants of the Properties.

Under the partnership agreement, the Operating Partnership is structured to make distributions with respect to certain of the Operating Partnership units ("OP units") at the same time that distributions are made to our common stockholders. The Operating Partnership is structured to permit limited partners holding certain classes or series of OP units to exchange those OP units for shares of our common stock (in a taxable transaction) and achieve liquidity for their investment.

As the sole general partner of the Operating Partnership, we generally have the power to manage and have complete control over the conduct of the Operating Partnership's affairs and all decisions or actions made or taken by us as the general partner pursuant to the partnership agreement are generally binding upon all of the partners and the Operating Partnership.

SUN COMMUNITIES, INC.

We do not own all of the OP units. As of December 31, 2015, the Operating Partnership had issued and outstanding:

•	61,258,247 common OP units;

•	1,283,819 preferred OP units ("Aspen preferred OP units");

•	387,981 Series A-1 preferred OP units;

•	40,268 Series A-3 preferred OP units;

•	2,822,126 Series A-4 preferred OP units;

•	3,400,000 7.125% Series A Cumulative Redeemable Preferred OP Units (“7.125% Series A OP units”);

•	112,400 Series B-3 preferred OP units; and

•	340,206 Series C preferred OP units.

As of December 31, 2015, we held:

•	58,395,278 common OP units, or approximately 95% of the issued and outstanding common OP units;

•	2,067,091 Series A-4 preferred OP units, or approximately 73% of the issued and outstanding Series A-4 preferred OP units,

•	all of the 7.125% Series A OP units; and

•	no Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series B-3 preferred OP units, or Series C preferred OP units.

Ranking and Priority

The various classes and series of OP units issued by the Operating Partnership rank as follows with respect to rights to the payment of distributions and the distribution of assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Operating Partnership:

•	first, the 7.125% Series A OP units;

•	next, the Series A-4 preferred OP units, Aspen preferred OP units and Series A-1 preferred OP units, on parity with each other;

•	next, the Series C preferred OP units;

•	next, the Series B-3 preferred OP units;

•	next, the Series A-3 preferred OP units; and

•	finally, the common OP units.

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

Aspen Preferred OP Units

Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units, or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The holders of Aspen preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Aspen preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Each Aspen preferred OP unit is entitled to receive distributions in an amount equal to the product of (x) $27.00, multiplied by (y) an annual rate equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5% nor more than 9%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units. In addition, we are required to redeem the Aspen preferred OP units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP unit defaults, including our failure to pay distributions on the Aspen preferred OP units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP units. We may also redeem Aspen preferred OP units from time to time if we and the holder thereof agree to do so.

SUN COMMUNITIES, INC.

Series A-1 Preferred OP Units

Subject to certain limitations, the holder of each Series A-1 preferred OP unit at its option may exchange such Series A-1 preferred OP unit at any time into 2.439 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series A-1 preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Series A-1 preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Each Series A-1 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 6.0%. Series A-1 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

Series A-3 Preferred OP Units

Subject to certain limitations, the holder of each Series A-3 preferred OP unit at its option may exchange such Series A-3 preferred OP unit at any time into 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series A-3 preferred OP units are entitled to receive distributions not less than quarterly. Each Series A-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 4.5%. Series A-3 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

Series A-4 Preferred OP Units

In connection with the issuance of our 6.50% Series A-4 Cumulative Convertible Preferred Stock (the "Series A-4 Preferred Stock”) in November 2014, the Operating Partnership created the Series A-4 preferred OP units as a new class of OP units. Series A-4 preferred OP units have economic and other rights and preferences substantially similar to those of the Series A-4 Preferred Stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A-4 Preferred Stock. Each Series A-4 preferred OP unit is exchangeable into approximately 0.4444 shares of common stock or common OP units (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The Operating Partnership issued Series A-4 preferred OP units to us in connection with our acquisition of the American Land Lease ("ALL") portfolio of MH communities from Green Courte Real Estate Partners, LLC, Green Courte Real Estate Partners II, LLC, Green Courte Real Estate Partners III, LLC and certain of their affiliated entities (collectively, the "Green Courte parties" or the "Green Courte entities"). In 2014, we issued 669,449 Series A-4 preferred OP units to the sellers as consideration for the ALL acquisition. In January 2015, we issued 200,000 Series A-4 Preferred OP units in a private placement in connection with the ALL acquisition. In June 2015, we issued 34,219 Series A-4 preferred OP units to GCP Fund III Ancillary Holding, LLC. In July 2015, we repurchased 4,066,586 Series A-4 preferred OP units. At December 31, 2015 we hold 2,067,091 Series A-4 preferred OP units. The rights of the 2,067,091 Series A-4 preferred OP units held by us mirror the economic rights of the Series A-4 preferred OP units issued to the Green Courte entities, but certain voting, consent, and other rights do not apply to the Series A-4 preferred OP units held by us.

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

7.125% Series A OP Units

In connection with the issuance of our 7.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") in November 2012, the Operating Partnership created the 7.125% Series A OP units as a new class of OP units. All of the outstanding 7.125% Series A OP units are held by us and they have rights, preferences, and other terms substantially similar to the Series A Preferred Stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A Preferred Stock. The Operating Partnership issued the 7.125% Series A OP units to us in consideration of our contributing to the Operating Partnership the net proceeds of our November 2012 offering of shares of Series A Preferred Stock.

Series B-3 Preferred OP Units

SUN COMMUNITIES, INC.

Series B-3 preferred OP units are not convertible. The holders of Series B-3 preferred OP units generally receive distributions on the same dates as distributions are paid to holders of common OP units. Each Series B-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0%. As of December 31, 2015, there were outstanding 36,700 Series B-3 preferred OP units which were issued on December 1, 2002, 33,450 Series B-3 preferred OP units which were issued on January 1, 2003, and 42,250 Series B-3 preferred OP units which were issued on January 5, 2004. Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP units, (y) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP unit, each holder of Series B-3 preferred OP units may require us to redeem such holder's Series B-3 preferred OP units at the redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units we may redeem, at our option, all of the Series B-3 preferred OP units of any holder thereof at the redemption price of $100.00 per unit. Series B-3 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

Series C Preferred OP Units

Subject to certain limitations, the holder of each Series C preferred OP unit at its option may exchange such Series C preferred OP unit at any time into 1.11 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series C preferred OP units are entitled to receive distributions not less than quarterly. Each Series C preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to (i) 4.0% until April 1, 2016, (ii) 4.5% from April 1, 2016 until April 1, 2019, and (c) 5.0% after April 1, 2019. Series C preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

REAL PROPERTY OPERATIONS

Properties are designed and improved for several home options of various sizes and designs and consist of both MH communities and RV communities.

A MH community is a residential subdivision designed and improved with sites for the placement of manufactured homes, related improvements, and amenities. Manufactured homes are detached, single‑family homes which are produced off‑site by manufacturers and installed on sites within the community. Manufactured homes are available in a wide array of designs, providing owners with a level of customization generally unavailable in other forms of multi-family housing developments.

Modern manufactured housing communities contain improvements similar to other garden‑style residential developments, including centralized entrances, paved streets, curbs and gutters, and parkways. In addition, these communities also often provide a number of amenities, such as a clubhouse, a swimming pool, shuffleboard courts, tennis courts, and laundry facilities.

A RV community is a resort or park designed and improved with sites for the placement of RVs for varied lengths of time. Properties may also provide vacation rental homes. RV communities include a number of amenities, such as restaurants, golf courses, swimming pools, tennis courts, fitness centers, planned activities, and spacious social facilities.

The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Some of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on‑site facilities. Each owner of a home within our Properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi‑family rental apartment complexes.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands‑on management by dedicated, on‑site district and community managers. We believe that this on‑site focus enables us to continually monitor and address resident concerns, the performance of competitive properties, and local market conditions. As of December 31, 2015, we employed 1,790 full and part time employees, of which 1,511 were located on‑site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the manufactured housing industry since 1995, four Senior Vice Presidents of Operations and Sales, five Division Vice Presidents and

SUN COMMUNITIES, INC.

25 Regional Vice Presidents. The Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers, regular property inspections, and oversight of property operations and sales functions for eight to twelve properties.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer 145 courses for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

HOME SALES AND RENTALS

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2015, SHS had 10,685 occupied leased homes in its portfolio. New homes are also purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 47,000 applications during 2015 to live in our Properties, providing a significant "resident boarding" system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

REGULATIONS AND INSURANCE

General

MH and RV community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses, and other common areas. We believe that each Property has the necessary operating permits and approvals.

Insurance

Our management believes that the Properties are covered by adequate fire, flood (where appropriate), property, and business interruption insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our Properties. We have obtained title insurance insuring fee title to the Properties in an aggregate amount which we believe to be adequate. Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred.

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month‑to‑month or year‑to‑year, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly Florida properties, are tied to consumer price index or other indices as it relates to rent increase. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non‑payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2015, on average 2.4% of the homes in our communities have been removed by their owners and 5% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 12 years, while the average home, which gives rise to the rental stream, remains in our communities for approximately 50 years.

Please see the Risk Factors at Item 1A, and financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K for more detailed information.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include but are not limited to:

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
REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Florida, Michigan, Texas, and Arizona may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Florida, Michigan, Texas, and Arizona. As of December 31, 2015, 61 Properties, representing approximately 30.5% of developed sites, are located in Florida; 65 Properties, representing approximately 27.2% of developed sites, are located in Michigan; 16 Properties, representing approximately 7.2% of developed sites, are located in Texas; and 10 Properties, representing approximately 5.0% of developed sites, are located in Arizona. As a result of the geographic concentration of our Properties in Florida, Michigan, Texas, and Arizona, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

•
acquired properties may be located in new markets where we face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, and unfamiliarity with local governmental and permitting procedures; and

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

If any of the above occurred, our business and results of operations could be adversely affected.

SUN COMMUNITIES, INC.

In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were to be asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Increases in taxes and regulatory compliance costs may reduce our net income.

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

From time to time, we engage in the construction and development of new communities or expansion of existing communities, and may continue to engage in the development and construction business in the future. Our construction and development pipeline may be exposed to the following risks which are in addition to those risks associated with the ownership and operation of established MH and RV communities:

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

SUN COMMUNITIES, INC.

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

We maintain comprehensive liability, fire, flood (where appropriate), property, and business interruption insurance provided by reputable companies with commercially reasonable deductibles and limits. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots, or acts of war. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss could adversely affect our ability to repay our debt.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt. As of December 31, 2015, we had approximately $2.3 billion of total debt outstanding, consisting of approximately $2.2 billion in debt that is collateralized by mortgage liens on 160 of the Properties, $140.4 million that is secured by collateralized receivables, and $45.9 million that is unsecured debt. As of December 31, 2015, we had $25.0 million outstanding on our senior revolving credit facility. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

SUN COMMUNITIES, INC.

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

We believe that the Operating Partnership has been organized as a partnership and will qualify for treatment as such under the Code. However, if the Operating Partnership is deemed to be a “publicly traded partnership,” it will be treated as a corporation instead of a partnership for federal income tax purposes unless at least 90% of its income is qualifying income as defined in the Code. The income requirements applicable to REITs and the definition of “qualifying income” for purposes of this 90% test are similar in most respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends, and interest. We believe that the Operating Partnership has and will continue to meet this 90% test, but we cannot guarantee that it has or will. If the Operating Partnership were to be taxed as a regular corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for federal income tax purposes, and our ability to raise additional capital could be significantly impaired.

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

SUN COMMUNITIES, INC.

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

Ownership of Origen. We own approximately 19.3% of the outstanding shares of Origen Financial, Inc. ("Origen") common stock and Shiffman Origen LLC (which is owned by Gary A. Shiffman (our Chairman and Chief Executive Officer), and members of Mr. Shiffman's family and related trusts) owns approximately 3.9% of the outstanding shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen, and one of our directors, Arthur A. Weiss, was the trustee of a Shiffman family trust that beneficially owned Origen common stock. Ronald A. Klein, one of our directors, is the Chief Executive Officer and a director of Origen. Mr. Klein owns approximately 1.8% of the outstanding shares of Origen common stock. Mr. Shiffman, Mr. Weiss and Brian M. Hermelin, another of our directors, each beneficially owns less than 1% of the outstanding shares of Origen common stock. Accordingly, in all transactions involving Origen, Mr. Shiffman, Mr. Weiss, Mr. Hermelin or Mr. Klein may have a conflict of interest with respect to their respective obligations as our officer and/or director.

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 16% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Arthur A. Weiss and Ronald A. Klein owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 62,900 rentable square feet. The initial term of the lease is until October 31, 2026, and the base rent is $16.95 per square foot (gross) until October 31, 2016, with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Weiss and Mr. Klein may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2015, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $4.6 million, $7.5 million and $3.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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

SUN COMMUNITIES, INC.

We rely on key management.

We are dependent on the efforts of our executive officers, Gary A. Shiffman, John B. McLaren, Karen J. Dearing, and Jonathan M. Colman. The loss of services of one or more of these executive officers could have a temporary adverse effect on our operations. We do not currently maintain or contemplate obtaining any “key-man” life insurance on the Executive Officers.

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

Preferred Stock. Our charter authorizes the Board of Directors to issue up to 20,000,000 shares of preferred stock and to establish the preferences and rights (including the right to vote and the right to convert into shares of common stock) of any shares issued.

Our charter designates 3,450,000 shares of preferred stock as 7.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and issued 3,400,000 of such shares of stock. Our charter designates 6,364,770 shares of preferred stock as 6.50% Series A-4 Cumulative Convertible Preferred Stock, $0.01 par value per share of which 2,067,091 shares were issued and outstanding as of December 31, 2015. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

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

These features of the Series A Preferred Stock and Series A-4 Preferred Stock may have the effect of inhibiting a third-party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our common stock and preferred stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

SUN COMMUNITIES, INC.

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

Certain provisions of the Maryland General Corporation Law, ("MGCL"), may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our capital stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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

SUN COMMUNITIES, INC.

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

Based on the applicable conversion ratios then in effect, as of February 16, 2016, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.8 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 16, 2016, options to purchase 24,500 shares of our common stock were outstanding under our equity incentive plans. We currently have the authority to issue restricted stock awards or options to purchase up to an additional 1,799,874 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an At the Market Offering Sales Agreement in June 2015 to issue and sell shares of common stock. As of February 16, 2016, our Board of Directors had authorized us to sell approximately an additional $207.0 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

The U.S. rate environment, monetary policy change in China, Japan and the Euro area, falling oil prices, and turmoil in emerging markets have created uncertainty and volatility in the U.S. and global economies. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital in the financial markets. The other risk factors presented in this Annual Report on Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. Turbulence in financial markets accentuates each of these risks and magnifies their potential effect on us. If such volatility is experienced in future periods, there could be an adverse impact on our access to capital, stock price and our operating results.

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

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2015, the Properties were located in 30 states and consisted of 185 MH communities, 36 RV communities, and 10 properties containing both MH and RV sites. As of December 31, 2015, the Properties contained an aggregate of 88,612 developed sites comprised of 69,682 developed manufactured home sites, 9,559 annual RV sites (inclusive of both annual and seasonal usage rights), 9,371 transient RV sites, and approximately 7,181 additional MH and RV sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 231 Properties, 114 have more than 300 developed sites, with the largest having 1,109 developed manufactured home sites. See "Real Estate and Accumulated Depreciation, Schedule III", included in our Consolidated Financial Statements, for detail on Properties that are encumbered.

As of December 31, 2015, the Properties had an occupancy rate of 95.0% excluding transient RV sites. Since January 1, 2015, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.0% and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 5.9%. The average renewal rate for residents in our Rental Program was 62.1% for the year ended December 31, 2015.

We believe that our Properties’ high amenity levels contribute to low turnover and generally high occupancy rates. All of the Properties provide residents with attractive amenities with most offering a clubhouse, a swimming pool, and laundry facilities. Many of the Properties offer additional amenities such as sauna/whirlpool spas, tennis, shuffleboard, basketball courts, and/or exercise rooms. Many RV communities offer incremental amenities including golf, pro shops, restaurants, zip lines, waterparks, watersports, and thematic experiences.

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the Midwestern, Southern, Northeastern and Southeastern U.S. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following tables set forth certain information relating to the properties owned as of December 31, 2015. The occupancy percentage includes MH sites and annual RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15	Occupancy as of 12/31/14	Occupancy as of 12/31/13
MIDWEST
Michigan
Academy/West Pointe (1)	MH	Canton	MI	441	—	97%	96%	92%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	99%	96%	89%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	99%	99%	98%
Apple Carr Village	MH	Muskegon	MI	529	—	90%	87%	83%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	100%	99%	97%
Brookside Village	MH	Kentwood	MI	196	—	100%	99%	100%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	98%	99%	94%
Camelot Villa	MH	Macomb	MI	712	—	95%	86%	79%
Cider Mill Crossings	MH	Fenton	MI	262	—	98%	91%	72%
Cider Mill Village	MH	Middleville	MI	258	—	96%	89%	83%
Continental North	MH	Davison	MI	474	—	62%	56%	54%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	91%	98%	95%
Country Hills Village	MH	Hudsonville	MI	239	—	100%	100%	98%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	96%	97%	97%
Country Meadows Village	MH	Caledonia	MI	307	—	99%	100%	95%
Creekwood Meadows	MH	Burton	MI	336	—	88%	79%	76%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	98%		95%		95%
Dutton Mill Village	MH	Caledonia	MI	307	—	100%		99%		98%
East Village Estates	MH	Washington Twp.	MI	708	—	99%		99%		99%
Egelcraft	MH	Muskegon	MI	458	—	96%		95%		N/A
Fisherman’s Cove	MH	Flint	MI	162	—	96%		96%		94%
Frenchtown Villa/Elizabeth Woods	MH	Newport	MI	1,060	—	78%		73%		N/A
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	95%		84%		76%
Hamlin	MH	Webberville	MI	209	—	91%		91%		87%
Hickory Hills Village	MH	Battle Creek	MI	283	—	100%		98%		98%
Hidden Ridge RV Resort	RV	Hopkins	MI	130	147	100%	(3)	100%	(3)	100%	(3)
Holiday West Village	MH	Holland	MI	341	—	99%		99%		99%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	97%		93%		96%
Hunters Crossing	MH	Capac	MI	114	—	100%		97%		90%
Hunters Glen	MH	Wayland	MI	280	—	97%		87%	(1)	79%	(1)
Kensington Meadows	MH	Lansing	MI	290	—	99%		97%		98%
Kings Court Mobile Village	MH	Traverse City	MI	639	—	100%		100%		99%
Knollwood Estates	MH	Allendale	MI	161	—	97%		96%		94%
Lafayette Place	MH	Warren	MI	254	—	80%		74%		71%
Lakeview	MH	Ypsilanti	MI	392	—	99%		97%		97%
Leisure Village	MH	Belmont	MI	238	—	100%		100%		100%
Lincoln Estates	MH	Holland	MI	191	—	100%		97%		98%
Meadow Lake Estates	MH	White Lake	MI	425	—	96%		98%		95%
Meadowbrook Estates	MH	Monroe	MI	453	—	94%		93%		94%
Meadowlands of Gibraltar	MH	Rockwood	MI	320	—	84%		N/A		N/A
Northville Crossings	MH	Northville	MI	756	—	99%		100%		91%
Oak Island Village	MH	East Lansing	MI	250	—	98%		99%		97%
Pinebrook Village	MH	Grand Rapids	MI	185	—	99%		99%		92%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	99%		98%		97%
Richmond Place	MH	Richmond	MI	117	—	86%		80%		86%
River Haven Village	MH	Grand Haven	MI	721	—	70%		67%		64%
Rudgate Clinton	MH	Clinton Township	MI	667	—	98%		97%		96%
Rudgate Manor	MH	Sterling Heights	MI	931	—	99%		99%		96%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	99%		99%		98%
Sheffield Estates	MH	Auburn Hills	MI	228	—	97%		96%		92%
Silver Springs	MH	Clinton Township	MI	547	—	98%		99%		96%
Southwood Village	MH	Grand Rapids	MI	394	—	100%		99%		99%
St. Clair Place	MH	St. Clair	MI	100	—	78%		75%		74%
Sunset Ridge	MH	Portland	MI	190	—	98%		98%		95%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13
Sycamore Village	MH	Mason	MI	396	—	100%		99%		99%
Tamarac Village	MH	Ludington	MI	298	—	99%		99%		99%
Tamarac Village	RV	Ludington	MI	104	13	100%	(3)	100%	(3)	100%	(3)
Timberline Estates	MH	Coopersville	MI	296	—	99%		98%		94%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	99%		99%		100%
Warren Dunes Village	MH	Bridgman	MI	188	—	100%		99%		95%
Waverly Shores Village	MH	Holland	MI	326	—	100%		100%		100%
West Village Estates	MH	Romulus	MI	628	—	98%		99%		100%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	97%		96%		96%
Windham Hills Estates	MH	Jackson	MI	402	—	95%		93%		85%
Windsor Woods Village	MH	Wayland	MI	314	—	98%		96%		90%
Woodhaven Place	MH	Woodhaven	MI	220	—	93%		91%		96%
Michigan Total				23,966	160	95%		92%		88%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	77%		74%		71%
Carrington Pointe	MH	Ft. Wayne	IN	320	—	93%		87%		82%
Clear Water Mobile Village	MH	South Bend	IN	227	—	94%		92%		92%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	89%		90%		78%
Deerfield Run	MH	Anderson	IN	175	—	87%		78%		73%
Four Seasons	MH	Elkhart	IN	218	—	92%		95%		92%
Lake Rudolph RV Campground & RV Resort	RV	Santa Claus	IN	—	501	N/A	(3)	N/A	(3)	N/A
Liberty Farms	MH	Valparaiso	IN	220	—	96%		98%		98%
Pebble Creek	MH	Greenwood	IN	257	—	97%		98%		93%
Pine Hills	MH	Middlebury	IN	129	—	99%		91%		90%
Roxbury Park	MH	Goshen	IN	398	—	99%		98%		99%
Indiana Total				2,900	501	91%		75%		71%

Ohio
Apple Creek Manufactured Home Community and Self Storage	MH	Amelia	OH	176	—	96%		93%		93%
East Fork	MH	Batavia	OH	350	—	85%	(2)	74%	(2)	90%
Indian Creek RV & Camping Resort	RV	Geneva on the Lake	OH	358	210	100%	(3)	100%	(3)	100%	(3)
Oakwood Village	MH	Miamisburg	OH	511	—	98%		97%		98%
Orchard Lake	MH	Milford	OH	147	—	98%		96%		99%
Westbrook Senior Village	MH	Toledo	OH	112	—	99%		96%		96%
Westbrook Village	MH	Toledo	OH	344	—	95%		94%		94%
Willowbrook Place	MH	Toledo	OH	266	—	97%		95%		94%
Woodside Terrace	MH	Holland	OH	439	—	91%		91%		87%
Ohio Total				2,703	210	95%		88%		89%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13

SOUTH
Texas
Blazing Star	RV	San Antonio	TX	89	173	100%	(3)	100%	(3)	100%	(3)
Boulder Ridge	MH	Pflugerville	TX	526	—	99%		99%		99%
Branch Creek Estates	MH	Austin	TX	392	—	100%		100%		100%
Chisholm Point Estates	MH	Pflugerville	TX	417	—	98%		98%		99%
Comal Farms	MH	New Braunfels	TX	355	—	98%	(2)	98%	(2)	99%
La Hacienda RV Resort	RV	Austin	TX	—	241	N/A	(3)	N/A		N/A
Oak Crest	MH	Austin	TX	433	—	99%		98%		100%
Pecan Branch	MH	Georgetown	TX	69	—	94%		96%		94%
Pine Trace	MH	Houston	TX	680	—	92%	(2)	83%		99%
River Ranch	MH	Austin	TX	748	—	90%	(2)	99%	(2)	73%	(1)
River Ridge	MH	Austin	TX	515	—	99%		99%		100%
Saddlebrook	MH	San Marcos	TX	562	—	61%	(2)	98%		99%
Stonebridge	MH	San Antonio	TX	335	—	97%		99%		98%
Summit Ridge	MH	Converse	TX	446	—	93%		98%		91%
Sunset Ridge	MH	Kyle	TX	171	—	99%		100%		100%
Woodlake Trails	MH	San Antonio	TX	227	—	91%	(2)	98%		98%
Texas Total				5,965	414	93%		97%		96%

SOUTHEAST
Florida
Arbor Terrace RV Park	RV	Bradenton	FL	148	213	100%	(3)	100%	(3)	100%	(3)
Ariana Village Mobile Home Park	MH	Lakeland	FL	207	—	96%		95%		94%
Blue Heron Pines	MH	Punta Gorda	FL	387	—	96%		N/A		N/A
Blueberry Hill	RV	Bushnell	FL	200	205	100%	(3)	100%	(3)	100%	(3)
Brentwood Estates	MH	Hudson	FL	190	—	85%		N/A		N/A
Buttonwood Bay	MH	Sebring	FL	407	—	100%		100%		100%
Buttonwood Bay	RV	Sebring	FL	371	161	100%	(3)	100%	(3)	100%	(3)
Carriage Cove	MH	Sanford	FL	464	—	97%		95%		N/A
Club Naples	RV	Naples	FL	182	123	100%	(3)	100%	(3)	100%	(3)
Cypress Greens	MH	Lake Alfred	FL	259	—	96%		N/A		N/A
Deerwood	MH	Orlando	FL	569	—	92%		N/A		N/A
Fairfield Village	MH	Ocala	FL	293	—	97%		N/A		N/A
Forest View	MH	Homosassa	FL	304	—	92%		N/A		N/A
Gold Coaster	MH	Homestead	FL	481	64	100%	(3)	100%	(3)	98%	(3)
Grand Lakes	RV	Citra	FL	217	187	100%	(3)	100%	(3)	100%	(3)
Groves RV Resort	RV	Ft. Myers	FL	186	83	100%	(3)	100%	(3)	100%	(3)
Gulfstream Harbor	MH	Orlando	FL	974	—	90%		N/A		N/A
The Hamptons	MH	Auburndale	FL	829	—	99%		N/A		N/A
Holly Forest Estates	MH	Holly Hill	FL	402	—	99%		99%		99%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100%		100%		100%
Indian Creek Park	RV	Ft. Myers Beach	FL	966	112	100%	(3)	100%	(3)	100%	(3)
Island Lakes	MH	Merritt Island	FL	301	—	100%		100%		100%
Kings Lake	MH	DeBary	FL	245	—	100%		100%		100%
King's Pointe	MH	Lake Alfred	FL	226	—	98%		N/A		N/A
La Costa Village	MH	Port Orange	FL	658	—	100%		N/A		N/A
Lake Juliana Landings	MH	Auburndale	FL	274	—	97%		97%		97%
Lake Pointe Village	MH	Mulberry	FL	362	—	99%		N/A		N/A
Lake San Marino RV Park	RV	Naples	FL	218	189	100%	(3)	100%	(3)	100%	(3)
Lakeshore Landings	MH	Orlando	FL	306	—	97%		95%		N/A
Lakeshore Villas	MH	Tampa	FL	282	—	96%		N/A		N/A
Lamplighter	MH	Port Orange	FL	260	—	97%		N/A		N/A
Meadowbrook Village	MH	Tampa	FL	257	—	99%		100%		100%
Naples RV Resort	RV	Naples	FL	98	67	100%	(3)	100%	(3)	100%	(3)
North Lake	RV	Moore Haven	FL	197	75	100%	(3)	100%	(3)	100%	(3)
Orange City RV Resort	MH	Orange City	FL	4	—	100%		100%		100%
Orange City RV Resort	RV	Orange City	FL	250	271	100%	(3)	100%	(3)	100%	(3)
Orange Tree Village	MH	Orange City	FL	246	—	100%		100%		100%
Palm Key Village	MH	Davenport	FL	204	—	96%		N/A		N/A
Park Place	MH	Sebastian	FL	475	—	87%		N/A		N/A
Park Royale	MH	Pinellas Park	FL	309	—	96%		N/A		N/A
Pelican Bay	MH	Micco	FL	216	—	84%		N/A		N/A
Plantation Landings	MH	Haines City	FL	394	—	99%		N/A		N/A
Rainbow RV Resort	MH	Frostproof	FL	37	—	100%		100%		100%
Rainbow RV Resort	RV	Frostproof	FL	346	116	100%	(3)	100%	(3)	100%	(3)
The Ridge	MH	Davenport	FL	481		93%		N/A		N/A
Riverside Club	MH	Ruskin	FL	728	—	76%		N/A		N/A
Rock Crusher Canyon RV Park	RV	Crystal River	FL	80	311	100%	(3)	N/A		N/A
Royal Country	MH	Miami	FL	864	—	100%		100%		100%
Royal Palm Village	MH	Haines City	FL	395	—	74%		N/A		N/A
Saddle Oak Club	MH	Ocala	FL	376	—	100%		100%		99%
Savanna Club	MH	Port St. Lucie	FL	1,068	—	97%		N/A		N/A
Serendipity	MH	North Fort Myers	FL	338	—	92%		N/A		N/A
Siesta Bay RV Park	RV	Ft. Myers	FL	719	78	100%	(3)	100%	(3)	100%	(3)
Southport Springs	MH	Zephyrhills	FL	544	—	98%		N/A		N/A
Stonebrook	MH	Homosassa	FL	216	—	89%		N/A		N/A
Sundance	MH	Zephyrhills	FL	332	—	100%		N/A		N/A
Sunlake Estates	MH	Grand Island	FL	416	—	91%		N/A		N/A
Tampa East	MH	Dover	FL	31		100%		100%		100%
Tampa East	RV	Dover	FL	217	452	100%	(3)	100%	(3)	100%	(3)
Three Lakes	RV	Hudson	FL	191	116	100%	(3)	100%	(3)	100%	(3)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13
Vizcaya Lakes	MH	Port Charlotte	FL	113	—	72%		N/A		N/A
Walden Woods	MH	Homosassa	FL	426	—	100%		N/A		N/A
Water Oak Country Club Estates	MH	Lady Lake	FL	1,109	—	100%		100%		99%
Westside Ridge	MH	Auburndale	FL	219	—	100%		N/A		N/A
Windmill Village	MH	Davenport	FL	509	—	98%		N/A		N/A
Woodlands at Church Lake	MH	Groveland	FL	290	—	67%		N/A		N/A
Florida Total				24,216	2,823	96%		99%		99%

SOUTHWEST
Arizona
Blue Star/Lost Dutchman	MH	Apache Junction	AZ	189	—	82%		100%		N/A
Blue Star/Lost Dutchman	RV	Apache Junction	AZ	5	182	100%	(3)	N/A	(3)	N/A
Brentwood West	MH	Mesa	AZ	350	—	97%		95%		N/A
Desert Harbor	MH	Apache Junction	AZ	205	—	100%		100%		N/A
Fiesta Village	MH	Mesa	AZ	158	10	78%		74%		N/A
La Casa Blanca	MH	Apache Junction	AZ	198	—	98%		99%		N/A
Mountain View	MH	Mesa	AZ	170	—	98%		99%		N/A
Palm Creek Golf & RV Resort	MH	Casa Grande	AZ	263		73%	(2)	58%	(2)	94%
Palm Creek Golf & RV Resort	RV	Casa Grande	AZ	871	895	100%	(3)	100%	(3)	100%	(3)
Rancho Mirage	MH	Apache Junction	AZ	312	—	99%		98%		N/A
Reserve at Fox Creek	MH	Bullhead City	AZ	312	—	91%		89%		N/A
Sun Valley	MH	Apache Junction	AZ	268	—	88%		88%		N/A
Arizona Total				3,301	1,087	93%		91%		99%

Colorado
Cave Creek	MH	Evans	CO	447	—	98%		77%	(2)	98%
Eagle Crest	MH	Firestone	CO	441	—	99%		100%		99%
The Grove at Alta Ridge	MH	Thornton	CO	409	—	100%		99%		N/A
North Point Estates	MH	Pueblo	CO	108	—	99%		100%		95%
Skyline	MH	Fort Collins	CO	170	—	99%		98%		N/A
Swan Meadow Village	MH	Dillon	CO	175	—	99%		99%		N/A
Timber Ridge	MH	Ft. Collins	CO	585	—	100%		100%		100%
Colorado Total				2,335	—	99%		95%		99%

OTHER
Oak Creek	MH	Coarsegold	CA	198	—	97%		97%		N/A
Vines RV Resort	RV	Paso Robles	CA	—	130	N/A	(3)	N/A		N/A
Wine Country RV Resort	RV	Paso Robles	CA	—	166	N/A	(3)	N/A		N/A
Seaport RV Resort	RV	Old Mystic	CT	40	101	100%	(3)	100%	(3)	100%	(3)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13
High Pointe	MH	Frederica	DE	409	—	97%		98%		96%
Sea Air Village	MH	Rehoboth Beach	DE	372	—	98%		99%		99%
Sea Air Village	RV	Rehoboth Beach	DE	125	10	100%	(3)	100%	(3)	100%	(3)
Countryside Atlanta	MH	Lawrenceville	GA	271	—	100%	(4)	100%	(4)	100%	(4)
Countryside Gwinnett	MH	Buford	GA	331	—	99%		99%		99%
Countryside Lake Lanier	MH	Buford	GA	548	—	99%		99%		92%
Autumn Ridge	MH	Ankeny	IA	413	—	99%		99%		99%
Candlelight Village	MH	Sauk Village	IL	309	—	95%		97%		97%
Maple Brook	MH	Matteson	IL	441	—	100%		100%		N/A
Oak Ridge	MH	Manteno	IL	426	—	87%		86%		N/A
Wildwood Community	MH	Sandwich	IL	476	—	100%		98%		N/A
Peter's Pond RV Resort	RV	Sandwich	MA	308	98	100%	(3)	100%	(3)	100%	(3)
Castaways RV Resort & Campground	RV	Berlin	MD	7	386	100%	(3)	100%	(3)	N/A
Fort Whaley	RV	Whaleyville	MD	—	210	N/A	(3)	N/A		N/A
Frontier Town	RV	Ocean City	MD	—	584	N/A	(3)	N/A		N/A
Maplewood Manor	MH	Brunswick	ME	296	—	98%		96%		N/A
Merrymeeting	MH	Brunswick	ME	43	—	81%		72%		N/A
Saco/Old Orchard Beach KOA	RV	Saco	ME	—	127	N/A	(3)	N/A	(3)	N/A
Town & Country Village	MH	Lisbon	ME	144	—	92%		81%		N/A
Wagon Wheel RV Resort & Campground	RV	Old Orchard Beach	ME	189	92	100%	(3)	100%	(3)	100%	(3)
Wild Acres RV Resort & Campground	RV	Old Orchard Beach	ME	245	385	100%	(3)	100%	(3)	100%	(3)
Southern Hills/Northridge Place	MH	Stewartville	MN	404	—	93%		85%		N/A
Pin Oak Parc	MH	O’Fallon	MO	502	—	92%		90%		86%
Southfork	MH	Belton	MO	474	—	65%		64%		62%
Countryside Village	MH	Great Falls	MT	226	—	97%		98%		N/A
Glen Laurel	MH	Concord	NC	260	—	99%		99%		88%	(1)
Meadowbrook	MH	Charlotte	NC	321	—	99%		82%	(2)	59%
Big Timber Lake RV Resort	RV	Cape May	NJ	283	245	100%	(3)	100%	(3)	100%	(3)
Driftwood Camping Resort	RV	Clermont	NJ	608	99	100%	(4)	100%	(4)	N/A
Lake Laurie RV & Camping Resort	RV	Cape May	NJ	325	394	100%	(3)	100%	(3)	100%	(3)
Seashore Campsites RV Park and Campground	RV	Cape May	NJ	433	243	100%	(3)	100%	(3)	N/A
Sun Villa Estates	MH	Reno	NV	324	—	99%		99%		97%
Jellystone Park(TM) at Birchwood Acres	RV	Greenfield Park	NY	72	203	100%	(3)	100%	(3)	100%	(3)
Jellystone Park(TM) of Western New York	RV	North Java	NY	5	296	100%	(3)	100%	(3)	N/A
Parkside Village	MH	Cheektowaga	NY	156	—	100%		100%		N/A
Sky Harbor	MH	Cheektowaga	NY	522	—	91%		90%		N/A
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	99%		100%		N/A

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual RV Sites as of 12/31/15	Transient RV Sites as of 12/31/15	Occupancy as of 12/31/15		Occupancy as of 12/31/14		Occupancy as of 12/31/13
Forest Meadows	MH	Philomath	OR	75	—	100%		100%		100%
Woodland Park Estates	MH	Eugene	OR	398	—	100%		100%		100%
Countryside Estates	MH	Mckean	PA	304	—	98%		94%		N/A
Lake In Wood	RV	Narvon	PA	275	145	100%	(3)	100%	(3)	100%	(3)
Pheasant Ridge	MH	Lancaster	PA	553	—	100%		100%		100%
Lakeside Crossing	MH	Conway	SC	419	—	89%		N/A		N/A
Bell Crossing	MH	Clarksville	TN	237	—	98%		99%		90%
Gwynn's Island RV Resort & Campground	RV	Gwynn	VA	98	19	100%	(3)	100%	(3)	100%	(3)
New Point RV Resort	RV	New Point	VA	190	133	100%	(3)	100%	(3)	100%	(3)
Pine Ridge	MH	Prince George	VA	245	—	97%		97%		98%
Thunderhill Estates	MH	Sturgeon Bay	WI	226	—	93%		87%		N/A
Westward Ho RV Resort & Campground	RV	Glenbeulah	WI	213	110	100%	(3)	100%	(3)	100%	(3)
Other Total				13,855	4,176	96%		94%		91%

TOTAL / AVERAGE				79,241	9,371	95%		93%		90%

(1) Occupancy in these Properties reflects the fact that these communities are ground-up developments and have not reached full occupancy.
(2) Occupancy in these Properties reflects the fact that these communities are in a lease-up phase following an expansion.
(3) Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.
(4) The number of developed sites and occupancy percentage at this Property includes sites that have been covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this Property.

SUN COMMUNITIES, INC.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.

EXEUTIVE OFFICERS OF THE REGISTRANT

The persons listed below are our executive officers.

Name	Age	Title
Gary A. Shiffman	61	Chairman and Chief Executive Officer
John B. McLaren	45	President and Chief Operating Officer
Karen J. Dearing	51	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	60	Executive Vice President

Gary A. Shiffman is our Chairman and Chief Executive Officer and has been a director and an executive officer since our inception in 1993. He is a member of our Executive Committee. He has been actively involved in the management, acquisition, construction and development of manufactured housing communities and has developed an extensive network of industry relationships over the past thirty years. He has overseen the acquisition, rezoning, development, expansion and marketing of numerous manufactured home communities, as well as recreational vehicle communities. Additionally, Mr. Shiffman, through his family related interests, has had significant direct holdings in various real estate asset classes, which include office, multi-family, industrial, residential and retail. Mr. Shiffman is an executive officer and a director of SHS and all of our other corporate subsidiaries. Mr. Shiffman is also a director of Origen Financial, Inc. ("Origen").

John B. McLaren has been in the manufactured housing industry since 1995. He has served as our President since February 2014 and as our Chief Operating Officer since February 2008. From February 2008 to February 2014, he served as an Executive Vice President of the Company. From August 2005 to February 2008, he was Senior Vice President of SHS with overall responsibility for home sales and leasing. Mr. McLaren spent approximately three years as Vice President of Leasing & Service for SHS with responsibility for developing and leading our Rental Program and also has experience in the multi-family REIT segment and the chattel lending industry.

Karen J. Dearing joined us in October 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground up developments and expansions. Ms. Dearing became our Corporate Controller in 2002, a Senior Vice President in 2006, and Executive Vice President and Chief Financial Officer in February 2008. She is responsible for the overall management of our information technology, accounting, tax and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier and five years' experience as a certified public accountant with Deloitte.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2015	High	Low	Distributions
1st Quarter	$71.40	$60.74	$0.65
2nd Quarter	$67.35	$60.29	$0.65
3rd Quarter	$70.56	$61.61	$0.65
4th Quarter	$72.92	$61.65	$0.65	(1)

Year Ended December 31, 2014	High	Low	Distributions
1st Quarter	$48.70	$41.65	$0.65
2nd Quarter	$50.84	$42.97	$0.65
3rd Quarter	$55.00	$49.36	$0.65
4th Quarter	$64.22	$50.25	$0.65	(2)

(1) Paid on January 15, 2016, to stockholders of record on December 31, 2015
(2) Paid on January 16, 2015, to stockholders of record on December 31, 2014

On February 16, 2016, the closing share price of our common stock was $65.86 per share on the NYSE, and there were 220 holders of record for the 58,391,880 million outstanding shares of common stock. On February 16, 2016, the Operating Partnership had (i) 2,862,969 common OP units issued and outstanding, not held by us, which were convertible into an equal number of shares of our common stock, (ii) 1,283,819 Aspen preferred OP units issued and outstanding which were exchangeable for 509,676 shares of our common stock, (iii) 387,981 Series A-1 preferred OP units issued and outstanding which were exchangeable for 946,293 shares of our common stock, (iv) 40,268 Series A-3 preferred OP units issued and outstanding which were exchangeable for 74,919 shares of our common stock, (v) 754,035 Series A-4 preferred OP units issued and outstanding, not held by us, which were exchangeable for 335,127 shares of our common stock, and (vi) 640,206 Series C preferred OP units issued and outstanding which were exchangeable for 377,969 shares of our common stock.

We have historically paid regular quarterly distributions to holders of our common stock and common OP units. In addition, we are obligated to make distributions to holders of shares of Series A Preferred Stock, Series A-4 Preferred Stock, Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series B-3 preferred OP units and Series C preferred OP units. See “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K. Our ability to make distributions on our common and preferred stock and OP units, payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. The decision to declare and pay distributions on shares of our common stock and common OP units in the future, as well as the timing, amount, and composition of any such future distributions, will be at the sole discretion of our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions, general overall economic conditions, and other factors.

SUN COMMUNITIES, INC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	24,500	$29.11	1,799,874
Equity compensation plans not approved by shareholders	—	—	—
Total	24,500	$29.11	1,799,874

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this program during 2015. There is no expiration date specified for the repurchase program.

Recent Sales of Unregistered Securities

From time to time, we may issue shares of common stock in exchange for OP units that may be tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on the exchange ratios and formulas described in “Structure of the Company” under Part I, Item 1 of this Annual Report on Form 10-K.

Holders of common OP units have converted 99,849 units, 9,110 units and zero units to common stock for the years ended December 31, 2015, 2014, and 2013, respectively.

Holders of Series A-1 preferred OP units converted 41,116 units into 100,277 shares of common stock during the year ended December 31, 2015, and 26,379 units into 64,335 shares of common stock during the year ended December 31, 2014. No Series A-1 preferred OP units were converted into common stock during 2013.

Holders of Series A-4 preferred OP units converted 114,414 units into 50,848 shares of common stock during the year ended December 31, 2015. No Series A-4 preferred OP units were converted into common stock during 2014.

Holders of Series A-4 preferred stock converted 231,093 shares into 102,708 shares of common stock during the year ended December 31, 2015. No Series A-4 preferred stock were converted into common stock during 2014.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

SUN COMMUNITIES, INC.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of fifteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2015. This line graph assumes a $100 investment on December 31, 2010, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	As of December 31,
Index	2010	2011	2012	2013	2014	2015
Sun Communities, Inc.	$100.00	$119.66	$138.64	$156.60	$233.58	$275.27
SNL US REIT Residential	$100.00	$114.55	$121.88	$118.45	$162.09	$188.59
NYSE Market Index	$100.00	$96.33	$111.89	$141.41	$151.12	$145.12
SUI Peer Group 2015 Index(1)	$100.00	$115.48	$125.08	$115.41	$159.75	$181.45
SUI Peer Group 2014 Index(2)	$100.00	$115.12	$124.79	$115.25	$159.28	$181.76

(1) Includes American Campus Communities, Inc., American Capital Agency Corp., Apartment Investment and Management Company, AvalonBay Communities, Inc., Camden Property Trust, Education Realty Trust, Inc., Equity Lifestyles Properties, Inc., Equity Residential, Essex Property Trust, Inc., MAA, Senior Housing Properties Trust and UDR, Inc.
(2) Includes the same companies as SUI Peer Group 2015 Index, with the exception of Associated Estates Realty Corporation, and Home Properties, Inc. in 2014.

The information included under the heading “Performance Graph” is not to be treated as “soliciting material” or as “filed” with the SEC, and is not incorporated by reference into any filing by the Company under the Securities Act or the Exchange Act that is made on, before or after the date of filing of this Annual Report on Form 10-K.

SUN COMMUNITIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information on a historical basis. The historical financial data has been derived from our historical financial statements. The following information should be read in conjunction with the information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the Notes thereto.

	Year Ended December 31,
	2015	2014 (1)	2013 (1)	2012 (1)	2011 (1)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$674,731	$484,259	$422,713	$341,400	$290,592
Net income attributable to Sun Communities, Inc. common stockholders	$137,325	$22,376	$10,610	$4,958	$(1,086)
Earnings per share - basic	$2.53	$0.54	$0.31	$0.19	$(0.05)
Earnings per share - diluted	$2.52	$0.54	$0.31	$0.18	$(0.05)

Cash distributions declared per common share (2)	$2.60	$2.60	$2.52	$2.52	$3.15

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$4,573,522	$3,363,917	$2,489,119	$2,177,305	$1,794,605
Total assets	$4,190,551	$2,937,692	$1,994,904	$1,754,628	$1,367,974
Total debt and lines of credit	$2,345,049	$1,832,087	$1,492,820	$1,453,501	$1,397,225
Total stockholders’ equity (deficit)	$1,536,581	$907,820	$383,541	$199,457	$(114,188)

OTHER FINANCIAL DATA:
Net operating income (NOI) (3) from:
Real property operations	$335,567	$232,478	$203,176	$167,715	$146,876
Home sales and home rentals	$42,067	$29,341	$26,620	$18,677	$12,954

Funds from operations (FFO) (3)	$192,128	$134,549	$117,583	$92,409	$73,691
Adjustments to FFO	18,431	13,807	3,928	4,296	1,564
FFO excluding certain items	$210,559	$148,356	$121,511	$96,705	$75,255

FFO per share excluding certain items - fully diluted	$3.63	$3.37	$3.22	$3.19	$3.13

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

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

2015 Accomplishments:

•	Completed acquisitions of 34 MH communities and 4 RV communities, which included the final purchase of communities from the $1.3 billion ALL transaction.

•	Closed on the disposition of 17 MH communities, and 3 MH and RV combined communities for $224.5 million in gross proceeds.

•	Achieved Same Site Net Operating Income ("NOI") (3) growth of 9.1%.

•	Closed an underwritten registered public offering for 3.7 million shares of common stock with net proceeds of approximately $233.1 million after deducting offering related expenses.

•	Gained 1,905 revenue producing sites, a new single year record.

•	Sold 2,483 homes, a new single year record, and an increase of 26%.

Property Operations:

Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Site properties continue to achieve revenue and occupancy increases which drive continued NOI(3) growth. Home sales are at their historical high, and we expect to continue to increase the number of homes sold in our communities.

Portfolio Information:	Year Ended December 31,
	2015	2014	2013
Occupancy % - Total Portfolio - MH and annual RV(1)	95.0%	92.6%	89.7%
Occupancy % - Same Site - MH and annual RV(1)(2)	95.9%	93.2%	91.5%
Funds from operations excluding certain items(3)	$3.63	$3.37	$3.22
NOI(3) - Total Portfolio	$335,567	$232,478	$203,176
NOI(3) - Same Site	$220,470	$202,069	$191,938
Homes Sold	2,483	1,966	1,929
Number of Occupied Rental Homes	10,685	10,973	9,726

(1)	Occupancy % includes MH and annual RV sites, and exclude transient RV sites.

(2)	Occupancy % excludes recently completed but vacant expansion sites.
(3) Refer to Supplemental Measures within this Item, for information regarding the presentation of the NOI financial measure and funds from operations excluding certain items financial measure.

SUN COMMUNITIES, INC.

Acquisition and Disposition Activity:

During the past three years, we have completed acquisitions of 90 properties with over 33,184 sites located in high growth areas and retirement and vacation destinations such as Florida, California, and Eastern coastal areas such as Old Orchard Beach, Maine; Cape May, New Jersey; Chesapeake Bay, Virginia; and Cape Cod, Massachusetts.

The following graph depicts our acquisitions during 2015 and 2014:

During 2015, we completed 38 acquisitions consisting of 34 MH communities, and 4 RV communities. The following table is a list of our acquisitions for 2015, excluding the second phase of the ALL acquisition:

Property/Portfolio	Location	Type	Total Consideration	Number of sites - MH/Annual	Number of sites - Transient	Expansion Sites
Meadowlands	Rockwood, MI	MH	$2,550	321	—	—
Berger (Multiple properties)	Various Cities in FL	MH	$95,344	3,136	—	380
Lakeside Crossing	Conway, SC	MH	$32,518	419	—	300
La Hacienda	Austin, TX	RV	$27,275	—	241	—
Frontier Town	Ocean City, MD	RV	$62,196	—	584	200
Fort Whaley	Whaleyville, MD	RV	$5,704	—	210	90
Rock Crusher	Crystal River, FL	RV	$6,072	80	311	—

During 2014, we announced our acquisition of the ALL properties for a purchase price of $1.3 billion, which is our largest acquisition to date. The ALL portfolio includes 59 MH communities comprised of over 19,000 sites. This acquisition provides us with a portfolio of large, well-located high-quality communities with attractive amenities and potential for occupancy and rent growth. It increased our overall geographic diversification and the size of our age-restricted portfolio with additional exposure in the sought after Florida and Arizona markets. Approximately 56% of the communities are located in Florida and 73% are considered age-restricted, adding significant growth to our existing highly-stable, age-restricted portfolio.

The acquisition was completed in two phases. We acquired 33 properties, which we operate as 32 communities, in November 2014, and we acquired the remaining 26 properties in January 2015.

We continue to experience an active pipeline of acquisition opportunities and will seek to enhance the growth of the Company through continued selective acquisitions.

We continually review the properties in our portfolio to ensure that they fit our business objectives. During 2015, we sold 17 MH and 3 MH and RV combined communities for gross proceeds of $224.5 million, which were primarily located in lower growth markets and no longer meet our strategic objectives. A gain of $125.4 million is recorded in "Gain on disposition of properties, net" in our Consolidated Statements of Operations.

SUN COMMUNITIES, INC.

The number of disposal properties by state for our MH communities and RV communities during 2015 and 2014 are shown below:

Expansion Activity:

We have been focused on expansion opportunities adjacent to our existing communities, and we have developed nearly 1,500 sites over the past three years. We expanded 646 sites at four properties in 2015. The total cost to construct the sites was approximately $17.5 million. We continue to expand our properties utilizing our inventory of owned and entitled land (approximately 7,200 to be developed sites) and expect to construct over 1,000 additional sites in 2016.

Capital Activity:

We closed an underwritten registered public offering during 2015 totaling 3.7 million shares of common stock with net proceeds of approximately $233.1 million after deducting offering related expenses. Proceeds from the capital were used to pay down our revolving line of credit allowing us to reduce our leverage levels as well as providing liquidity for future acquisitions.

SUN COMMUNITIES, INC.

Markets

The following table identifies the Company's largest markets by number of sites:

Major Market	Number of Properties	Total Sites	Percentage of Total Sites
Florida	61	27,039	30.5%
Michigan	65	24,126	27.2%
Texas	16	6,379	7.2%
Arizona	10	4,388	5.0%
Indiana	11	3,401	3.8%
Ohio	9	2,913	3.3%
New Jersey	4	2,630	3.0%
Colorado	7	2,335	2.6%
Illinois	4	1,652	1.9%
Maine	6	1,521	1.7%
New York	5	1,370	1.5%
Pennsylvania	3	1,277	1.4%
Maryland	3	1,187	1.3%
Georgia	3	1,150	1.3%
Missouri	2	976	1.1%
Delaware	2	916	1.0%
Virginia	3	685	0.8%
North Carolina	2	581	0.7%
Wisconsin	2	549	0.6%
California	3	494	0.6%
Oregon	2	473	0.5%
South Carolina	1	419	0.5%
Iowa	1	413	0.5%
Massachusetts	1	406	0.5%
Minnesota	1	404	0.5%
Nevada	1	324	0.4%
Tennessee	1	237	0.3%
Montana	1	226	0.3%
Connecticut	1	141	0.2%
TOTAL	231	88,612

A large geographic concentration of our properties are in Florida, Michigan, Texas and Arizona. As a result of our recent acquisitions, we have increased the concentration of our properties located in other areas of the U.S., predominantly in high growth areas and retirement and vacation destinations, such as California and the Northeastern coastal areas. Several of our acquisitions in these areas have been RV communities. Through our expansion into RV communities, we have experienced strong revenue growth. The age demographic of RV communities is attractive, as the population of retirement age baby boomers in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families.

SUN COMMUNITIES, INC.

SUPPLEMENTAL MEASURES

In addition to the results reported in accordance with generally accepted accounting principles in the U.S. ("GAAP"), we have provided information regarding NOI in the following tables. NOI is derived from revenues minus property operating and maintenance expenses and real estate taxes. We use NOI as the primary basis to evaluate the performance of our operations. A reconciliation of NOI to net income attributable to Sun Communities, Inc. common stockholders is included in “Results of Operations” below.

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

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$506,078	$357,793	$148,285	41.4%
Property operating expenses:
Payroll and benefits	40,207	30,107	10,100	33.5%
Legal, taxes, and insurance	7,263	5,089	2,174	42.7%
Utilities	53,112	41,275	11,837	28.7%
Supplies and repair	19,075	13,535	5,540	40.9%
Other	16,140	11,128	5,012	45.0%
Real estate taxes	34,714	24,181	10,533	43.6%
Property operating expenses	170,511	125,315	45,196	36.1%
Real Property NOI	$335,567	$232,478	$103,089	44.3%

	As of December 31,
Other Information	2015	2014	Change	% Change
Number of properties	231	217	14	6.5%

Overall occupancy (1)	95.0%	92.6%	2.4%

Sites available for development	7,181	6,987	194	2.8%

Monthly base rent per site - MH	$484	$464	$20	4.3%
Monthly base rent per site - RV (2)	$423	$409	$14	3.4%
Monthly base rent per site - Total	$477	$456	$21	4.6%
(1)   Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 44.3% growth in Real Property NOI consists of $87.8 million from newly acquired properties and $18.4 million from our Same Site properties as detailed below, which is offset by a $3.1 million reduction for disposed properties.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Site communities. Same Site communities consist of properties owned and operated throughout 2015 and 2014. The Same Site data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Site data in this Form 10-K includes all properties which we have owned and operated continuously since January 1, 2014.

In order to evaluate the growth of the Same Site communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Site portfolio is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our water and sewer utility charges are re-billed to our residents. We reclassify these amounts to reflect the utility expenses associated with our Same Site portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Site communities as of and for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$312,117	$290,012	$22,105	7.6%
Property operating expenses:
Payroll and benefits	26,108	24,609	1,499	6.1%
Legal, taxes, and insurance	5,090	4,461	629	14.1%
Utilities	18,349	17,513	836	4.8%
Supplies and repair	11,986	11,433	553	4.8%
Other	8,789	8,951	(162)	(1.8)%
Real estate taxes	21,325	20,976	349	1.7%
Property operating expenses	91,647	87,943	3,704	4.2%
Real Property NOI	$220,470	$202,069	$18,401	9.1%

	As of December 31,
Other Information (1)	2015	2014		Change	% Change
Number of properties	157	157		—	—%

Overall occupancy (2) (3)	95.9%	93.2%	(5)	2.7%

Sites available for development	5,229	6,003		(774)	(12.9)%

Monthly base rent per site - MH	$481	$465		$16	3.4%
Monthly base rent per site - RV (4)	$421	$409		$12	2.9%
Monthly base rent per site - Total	$472	$457		$15	3.3%

(1)	Excludes 18 properties that were disposed during 2015 (refer to Note 2 to our Consolidated Financial Statements).

(2)	Occupancy % includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(3)	Occupancy % for 2014 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual / seasonal RV sites..

(4)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

(5)	Occupancy reflects current year gains from expansion sites and the conversion of transient RV guests to annual/seasonal RV contracts as vacant in 2014.

The 9.1% growth in NOI is primarily due to increased revenues of $22.1 million partially offset by a $3.7 million increase in expenses.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 7.6% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $18.3 million due to average rental rate increases of 3.3% a 2.7% increase in occupancy and the increased number of occupied home sites.  Additionally, other revenues increased $1.8 million primarily due to increases in month to month fees, utilities income, trash income and cable television royalties.

SUN COMMUNITIES, INC.

Property operating expenses increased approximately $3.7 million, or 4.2%, compared to 2014. Of that increase, supplies and repair expense increased $0.6 million primarily related to higher landscaping and tree trimming. Utilities increased $0.8 million primarily as a result of increased electric and trash removal costs. Legal, taxes, and insurance expenses increased $0.6 million primarily related to increased property and casualty insurance.

HOME SALES AND RENTALS

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2015 and 2014 (in thousands, except for average selling prices and statistical information):

	Year Ended December 31,
Financial Information	2015	2014	Change	% Change
New home sales	$22,208	$9,464	$12,744	134.7%
Pre-owned home sales	57,520	44,490	13,030	29.3%
Revenue from homes sales	79,728	53,954	25,774	47.8%
New home cost of sales	18,620	7,977	10,643	133.4%
Pre-owned home cost of sales	40,321	32,579	7,742	23.8%
Cost of home sales	58,941	40,556	18,385	45.3%
NOI / Gross profit	$20,787	$13,398	$7,389	55.2%

Gross profit – new homes	$3,588	$1,487	$2,101	141.3%
Gross margin % – new homes	16.2%	15.7%	0.5%
Average selling price – new homes	$81,346	$83,750	$(2,404)	(2.9)%

Gross profit – pre-owned homes	$17,199	$11,911	$5,288	44.4%
Gross margin % – pre-owned homes	29.9%	26.8%	3.1%
Average selling price – pre-owned homes	$26,027	$24,010	$2,017	8.4%

Statistical Information
Home sales volume:
New home sales	273	113	160	141.6%
Pre-owned home sales	2,210	1,853	357	19.3%
Total homes sold	2,483	1,966	517	26.3%

Home Sales Gross profit increased $2.1 million on new home sales and increased $5.3 million on pre-owned home sales. The increased profit on new and pre-owned home sales is primarily due to increases in volume of both new and pre-owned home sales during the year.

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2015 and 2014 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2015	2014	Change	% Change
Rental home revenue	$46,236	$39,213	$7,023	17.9%
Site rent from Rental Program (1)	61,952	54,289	7,663	14.1%
Rental Program revenue	108,188	93,502	14,686	15.7%
Expenses
Commissions	3,216	2,607	609	23.4%
Repairs and refurbishment	12,326	11,068	1,258	11.4%
Taxes and insurance	5,638	5,286	352	6.7%
Marketing and other	3,776	4,309	(533)	(12.4)%
Rental Program operating and maintenance	24,956	23,270	1,686	7.2%
Rental Program NOI	$83,232	$70,232	$13,000	18.5%

Other Information
Number of occupied rentals, end of period	10,685	10,973	(288)	(2.6)%
Investment in occupied rental homes, end of period	$448,837	$429,605	$19,232	4.5%
Number of sold rental homes	908	799	109	13.6%
Weighted average monthly rental rate, end of period	$858	$822	$36	4.4%

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

The 18.5% growth in NOI is primarily a result of increased rental income throughout the year. While the number of occupied rentals as of December 31, 2015, reflects a decline due to the 20 disposed communities during 2015, the rental income associated with the majority of those communities was earned through November. We renew approximately 60% of our rental home leases primarily at current market rates or above existing rates.

The $1.7 million increase in operating and maintenance expenses was primarily a result of a $1.3 million increase in repair and refurbishment expenses, of which $0.7 million was due to increased refurbishment costs related to occupant turnover and $0.5 million was due to increased repair costs on occupied home rentals. In addition, insurance and personal property and use taxes increased by $0.4 million.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2015	2014	Change	% Change
Ancillary revenues, net	$7,013	$5,217	$1,796	34.4%
Interest income	$15,938	$14,462	$1,476	10.2%
Brokerage commissions and other revenues	$2,219	$1,036	$1,183	114.2%
Real property general and administrative	$40,235	$31,769	$8,466	26.6%
Home sales and rentals general and administrative	$14,696	$10,853	$3,843	35.4%
Transaction costs	$17,803	$18,259	$(456)	(2.5)%
Depreciation and amortization	$177,637	$133,726	$43,911	32.8%
Asset impairment charge	$—	$837	$(837)	(100.0)%
Interest expense	$110,878	$76,981	$33,897	44.0%
Gain on disposition of properties, net	$125,376	$17,654	$107,722	610.2%
Gain on settlement	$—	$4,452	$(4,452)	(100.0)%
Distributions from affiliates	$7,500	$1,200	$6,300	525.0%
Preferred stock redemption costs	$4,328	$—	$4,328	N/A

Ancillary revenues, net increased during the year ended December 31, 2015, by $1.8 million, from the year ended December 31, 2014, primarily due to increased vacation rental income of $1.7 million.

Interest income increased during the year ended December 31, 2015, by $1.5 million, from the year ended December 31, 2014, primarily due to an increase in interest income from collateralized receivables of $1.5 million related to an increase in our note portfolio.

Brokerage commissions and other revenues increased during the year ended December 31, 2015, by $1.2 million, from the year ended December 31, 2014, primarily due to an increase in the number of brokered homes sold.

Real property general and administrative expenses increased during the year ended December 31, 2015, by $8.5 million, from the year ended December 31, 2014, primarily due to increased expenses related to salaries, wages and related taxes of $3.5 million as a result of our acquisitions and increased headcount year over year, increased deferred compensation of $2.2 million, increased training, travel, and office expenses of $0.9 million, increased expenses for software support and maintenance, director fees, and regulatory fees of $0.7 million, increased consulting costs of $0.5 million, increased corporate insurance of $0.4 million, and increased other miscellaneous expenses of $0.3 million.

Home sales and rentals general and administrative expenses increased during the year ended December 31, 2015, by $3.8 million, from the year ended December 31, 2014, primarily due to increased expenses related to salaries, wages, and related taxes of $2.5 million, increased commissions on home sales of $1.0 million, and increased advertising expenses of $0.3 million.

Depreciation and amortization expenses increased during the year ended December 31, 2015, by $43.9 million, from the year ended December 31, 2014, primarily a result of additional depreciation and amortization of $33.3 million primarily related to our newly acquired properties (See Note 2 in our Consolidated Financial Statements), an additional $4.6 million related to depreciation on investment property for use in our rental program, an additional $1.6 million related to depreciation on investment property for our vacation rental property, and an additional $4.4 million related to the amortization of in-place leases and promotions.

Asset impairment charge of $0.8 million during the year ended December 31, 2014, was a result of an impairment loss recorded on a long-lived asset for our MH and RV community in La Feria, Texas during 2014. We did not recognize any impairment charge during the year ended December 31, 2015.

SUN COMMUNITIES, INC.

Interest expense on debt, including interest on mandatorily redeemable preferred OP units, increased during the year ended December 31, 2015, by $33.9 million, from the year ended December 31, 2014, primarily as a result of a $25.2 million increase in mortgage interest due to the acquisition of the ALL and Berger properties, increased interest on miscellaneous other long-term debt of $15.6 million, increased interest expense associated with our secured borrowing arrangements of $1.5 million, and increased other interest expenses of $0.5 million primarily related to deferred financing costs. The increases in interest expense were partially offset by $8.9 million of mark to market adjustments on assumed debt.

Gain on disposition of properties, net increased during the year ended December 31, 2015, by $107.7 million to $125.4 million from $17.7 million for the year ended December 31, 2014, primarily as a result of the sale of 20 properties during the year ended December 31, 2015, compared to the sale of 10 properties during the year ended December 31, 2014 (see Note 2 in our Consolidated Financial Statements).

Gain on settlement of $4.5 million in 2014 is the result of a settlement reached with the selling entities of 10 RV communities that we acquired in February 2013. The settlement was related to various warranties, representations, and indemnities included in the agreements under which we acquired the RV communities, including a covenant made by the sellers related to the 2012 revenue of the acquired properties. No such gain was recorded in 2015.

Distributions from affiliate increased during the year ended December 31, 2015, by $6.3 million, from the year ended December 31, 2014, as we received a $7.5 million distribution from Origen in 2015 as part of its dissolution.

Preferred stock redemption costs increased during the year ended December 31, 2015, by $4.3 million, from the year ended December 31, 2014, as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock (see Note 9 in our Consolidated Financial Statements).

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$357,793	$313,097	$44,696	14.3%
Property operating expenses:
Payroll and benefits	30,107	26,750	3,357	12.5%
Legal, taxes, and insurance	5,089	4,769	320	6.7%
Utilities	41,275	36,071	5,204	14.4%
Supplies and repair	13,535	11,213	2,322	20.7%
Other	11,128	8,834	2,294	26.0%
Real estate taxes	24,181	22,284	1,897	8.5%
Property operating expenses	125,315	109,921	15,394	14.0%
Real Property NOI	$232,478	$203,176	$29,302	14.4%

	As of December 31,
Other Information	2014	2013	Change	% Change
Number of properties	217	188	29	15.4%

Overall occupancy (1)	92.6%	89.7%	2.9%

Sites available for development	6,987	6,339	648	10.2%

Monthly base rent per site - MH	$464	$445	$19	4.3%
Monthly base rent per site - RV (2)	$409	$376	$33	8.8%
Monthly base rent per site - Total	$456	$436	$20	4.6%
(1)      Occupied sites and occupancy % include MH and annual RV sites and excludes transient RV sites, which are included in total developed sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 14.4% growth in Real Property NOI was primarily due to $14.5 million from newly acquired properties and $14.8 million from Same Site properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME SITE

The Same Site information in this comparison of the years ended December 31, 2014 and 2013 includes all properties which we have owned and operated continuously since January 1, 2013.

	Year Ended December 31,
Financial Information (in thousands)	2014	2013	Change	% Change
Income from Real Property	$291,720	$273,574	$18,146	6.6%
Property operating expenses:
Payroll and benefits	22,585	22,918	(333)	(1.5)%
Legal, taxes, and insurance	4,630	4,390	240	5.5%
Utilities	16,593	15,620	973	6.2%
Supplies and repair	11,396	10,222	1,174	11.5%
Other	8,354	7,610	744	9.8%
Real estate taxes	21,418	20,876	542	2.6%
Property operating expenses	84,976	81,636	3,340	4.1%
Real Property NOI	$206,744	$191,938	$14,806	7.7%

	As of December 31,
Other Information	2014	2013	Change	% Change
Number of properties	163	163	—	—%

Overall occupancy (1) (2) (3)	92.6%	89.6%	3.0%

Sites available for development	5,823	6,339	(516)	(8.1)%

Monthly base rent per site - MH (4)	$461	$446	$15	3.4%
Monthly base rent per site - RV (4)	$413	$405	$8	2.0%
Monthly base rent per site - Total	$456	$442	$14	3.2%
(1)      Occupied sites and occupancy % include MH and annual RV sites, and excludes transient RV sites.

(2)	Occupancy % includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(3)	Occupancy % for 2014 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual / seasonal RV sites.

(4)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

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

Property operating expenses increased approximately $3.3 million, or 4.1%, compared to 2013. Of that increase, supplies and repair increased $1.2 million, of which approximately $0.5 million was primarily related to weather related maintenance and repair costs resulting from extreme temperatures experienced in certain areas of the country during the first part of 2014, $0.4 million was related to lawn services and tree trimming and removal and $0.2 million was related to general community maintenance and vehicle maintenance. Utilities increased $1.0 million primarily as a result of increased gas, electric and trash removal costs. Real estate taxes increased by $0.5 million, and other expenses increased by $0.7 million primarily due to increases in bad debt expense and miscellaneous expenses such as software maintenance expense and bank service and credit card processing charges.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2014 and 2013 (in thousands, except for average selling prices and statistical information):

	Year Ended December 31,
Financial Information	2014	2013	Change	% Change
New home sales	$9,464	$6,645	$2,819	42.4%
Pre-owned home sales	44,490	48,207	(3,717)	(7.7)%
Revenue from homes sales	53,954	54,852	(898)	(1.6)%
New home cost of sales	7,977	5,557	2,420	43.5%
Pre-owned home cost of sales	32,579	34,740	(2,161)	(6.2)%
Cost of home sales	40,556	40,297	259	0.6%
NOI / Gross profit	$13,398	$14,555	$(1,157)	(7.9)%

Gross profit – new homes	$1,487	$1,088	$399	36.7%
Gross margin % – new homes	15.7%	16.4%	(0.7)%
Average selling price – new homes	$83,750	$78,179	$5,571	7.1%

Gross profit – pre-owned homes	$11,911	$13,467	$(1,556)	(11.6)%
Gross margin % – pre-owned homes	26.8%	27.9%	(1.1)%
Average selling price – pre-owned homes	$24,010	$26,142	$(2,132)	(8.2)%

Statistical Information
Home sales volume:
New home sales	113	85	28	32.9%
Pre-owned home sales	1,853	1,844	9	0.5%
Total homes sold	1,966	1,929	37	1.9%

Home Sales Gross profit increased $0.4 million on new home sales and decreased $1.6 million on pre-owned home sales. The increased profit on new home sales is primarily due to an increase in volume of home sales. The decreased profit on pre-owned home sales is primarily a result of decreased per unit selling prices in 2014.

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2014 and 2013 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2014	2013	Change	% Change
Rental home revenue	$39,213	$32,500	$6,713	20.7%
Site rent from Rental Program (1)	54,289	46,416	7,873	17.0%
Rental Program revenue	93,502	78,916	14,586	18.5%
Expenses
Commissions	2,607	2,507	100	4.0%
Repairs and refurbishment	11,068	9,411	1,657	17.6%
Taxes and insurance	5,286	4,446	840	18.9%
Marketing and other	4,309	4,071	238	5.8%
Rental Program operating and maintenance	23,270	20,435	2,835	13.9%
Rental Program NOI	$70,232	$58,481	$11,751	20.1%

Other Information
Number of occupied rentals, end of period	10,973	9,726	1,247	12.8%
Investment in occupied rental homes, end of period	$429,605	$355,789	$73,816	20.7%
Number of sold rental homes	799	924	(125)	(13.5)%
Weighted average monthly rental rate, end of period	$822	$796	$26	3.3%

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

The 20.1% growth in NOI is primarily as a result of the increased number of residents participating in the Rental Program and from increased monthly rental rates as indicated in the table above. We renew approximately 60% of our rental home leases primarily at current market rates or above existing rates.

The increase in operating and maintenance expense of $2.8 million was primarily a result of increased repair and refurbishment expenses of $1.7 million, of which $0.9 million was due to increased refurbishment costs related to occupant turnover and $0.8 million was due to increased repair costs on occupied home rentals. In addition, insurance and personal property and use taxes increased $0.8 million due to the additional number of homes in the Rental Program and bad debt expense increased $0.6 million, partially offset by a decrease in advertising expense of $0.4 million.

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

Real property general and administrative expenses increased $5.8 million primarily due to increased salaries, wages and bonus expense of $2.3 million as a result of our acquisition and increased headcount year over year, increased deferred compensation of $1.7 million due to awards of restricted stock to our executives and key employees, increased legal expense of $0.7 million and increased other expenses of $1.2 million primarily related to increased consulting fees, director fees, corporate office rent and software support and maintenance fees.

Transaction costs increased primarily due to due diligence and other transaction costs related to the ALL acquisition (see Note 2 of our Consolidated Financial Statements).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $16.2 million primarily related to our newly acquired properties (See Note 2 of our Consolidated Financial Statements), $5.7 million related to depreciation on investment property for use in our rental program, $2.3 million related to depreciation on investment property for our vacation rental property, and $1.7 million related to the amortization of in place leases and promotions, partially offset by $2.6 million related to the write off of the remaining net book value for assets replaced during the year.

Asset impairment charge of $0.8 million is a result of an impairment loss recorded on a long-lived asset for our MH and RV community in La Feria, Texas during 2014. We did not recognize any impairment losses in 2013.

Gain on disposition of properties, net of $17.7 million is a result of the sale of 10 MH properties during the year ended December 31, 2014 (see Note 2 of our Consolidated Financial Statements). We did not dispose of any properties in 2013.

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

SUN COMMUNITIES, INC.

Distributions from affiliate decreased $1.1 million. We suspended equity accounting in 2010 on our affiliate, Origen, as our investment balance is zero. The income recorded in 2014 is distribution income. The amount of the distribution is determined by Origen on a quarterly basis. See Note 7 of our Consolidated Financial Statements.

SUN COMMUNITIES, INC.

The following table is a summary of our consolidated financial results which are discussed in more detail in the following paragraphs (in thousands):

	Year Ended December 31,
	2015	2014	2013
Real Property NOI	$335,567	$232,478	$203,176
Rental Program NOI	83,232	70,232	58,481
Home Sales NOI/Gross profit	20,787	13,398	14,555
Ancillary NOI/Gross profit	7,013	5,217	1,151
Site rent from Rental Program (included in Real Property NOI) (1)	(61,952)	(54,289)	(46,416)
NOI/Gross profit	384,647	267,036	230,947
Adjustments to arrive at net income:
Other revenues	18,157	15,498	13,622
General and administrative	(54,931)	(42,622)	(35,854)
Transaction costs	(17,803)	(18,259)	(3,928)
Depreciation and amortization	(177,637)	(133,726)	(110,078)
Asset impairment charge	—	(837)	—
Extinguishment of debt	(2,800)	—	—
Interest expense	(110,878)	(76,981)	(76,577)
Gain on disposition of properties, net	125,376	17,654	—
Gain on settlement	—	4,452	—
Provision for state income taxes	(158)	(219)	(234)
Income tax expense - reduction of deferred tax asset	(1,000)	—	—
Distributions from affiliate	7,500	1,200	2,250
Net income	170,473	33,196	20,148
Less: Preferred return to Series A-1 preferred OP units	2,431	2,654	2,598
Less: Preferred return to Series A-3 preferred OP units	181	181	166
Less: Preferred return to Series A-4 preferred OP units	1,340	100	—
Less: Preferred return to Series C preferred OP units	1,021	—	—
Less: Amounts attributable to noncontrolling interests	10,054	1,752	718
Net income attributable to Sun Communities, Inc.	155,446	28,509	16,666
Less: Preferred stock distributions	13,793	6,133	6,056
Less: Preferred stock redemption costs	4,328	—	—
Net income attributable to Sun Communities, Inc. common stockholders	$137,325	$22,376	$10,610

(1)   The renter’s monthly payment includes the site rent and an amount attributable to the leasing of the home. The site rent is reflected in the Real Property Operations segment. For purposes of management analysis, the site rent is included in the Rental Program revenue to evaluate the incremental revenue gains associated with implementation of the Rental Program, and to assess the overall growth and performance of Rental Program and financial impact on our operations.

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

We provide information regarding FFO as a supplemental measure of financial and operating performance.  FFO is defined by NAREIT as net income (loss) (computed in accordance with GAAP), excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Due to the variety among owners of identical assets in similar condition (based on historical cost accounting and useful life estimates), we believe excluding gains and losses related to sales of previously depreciated operating real estate assets, excluding impairment charges and excluding real estate asset depreciation and amortization, provides a better indicator of our operating performance. FFO is a useful supplemental measure of our operating performance because it reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss). Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management, the investment community, and banking institutions routinely use FFO, together with other measures, to measure operating performance in our industry. Further, management uses FFO for planning and forecasting future periods.

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Sun Communities, Inc. common stockholders	$137,325	$22,376	$10,610
Adjustments:
Preferred return to Series A-1 preferred OP units	2,431	—	2,598
Preferred return to Series A-3 preferred OP units	181	181	166
Amounts attributable to noncontrolling interests	9,644	1,086	718
Preferred distribution to Series A-4 Preferred Stock	—	76	—
Preferred return to Series A-4 preferred OP units	—	100	—
Depreciation and amortization	178,048	134,252	111,083
Asset impairment charge	—	837	—
Gain on disposition of properties, net	(125,376)	(17,654)	—
Gain on disposition of assets	(10,125)	(6,705)	(7,592)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	$192,128	$134,549	$117,583
Adjustments:
Transaction costs	17,803	18,259	3,928
Distribution from affiliate	(7,500)	—	—
Gain on settlement	—	(4,452)	—
Preferred stock redemption costs	4,328	—	—
Extinguishment of debt	2,800	—	—
Income tax expense - reduction of deferred tax asset	1,000	—	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$210,559	$148,356	$121,511

Weighted average common shares outstanding:	53,686	41,337	34,228
Add:
Common stock issuable upon conversion of stock options	16	16	15
Restricted stock	411	237	167
Series A-4 Preferred Stock	—	215	—
Common OP units	2,803	2,114	2,069
Common stock issuable upon conversion of Series A-4 preferred OP units	—	28	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	67
Common stock issuable upon conversion of Series A-1 preferred OP units	988	—	1,111
Weighted average common shares outstanding - fully diluted	57,979	44,022	37,657

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$3.31	$3.06	$3.12
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$3.63	$3.37	$3.22
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

Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We also intend to continue to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our credit facility, and the use of debt and equity offerings under our shelf registration statement.

We acquired 38 communities in 2015, 34 MH communities and 4 RV communities. See Note 2 in our Consolidated Financial Statements for details on the acquisitions, and Note 8 in our Consolidated Financial Statements for related debt transactions.

We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. Should additional investment opportunities arise in 2016, we intend to finance the acquisitions through available cash, secured financings, draws on our credit facilities, the assumption of existing debt on the properties, and the issuance of certain equity securities.

During the year ended December 31, 2015, we invested $40.9 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from homes sales. Expenditures for 2016 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We have the ability to finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third party financing of our home sales, available manufactured home floor plan financing, and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net Cash Provided by Operating Activities	$182,263	$133,320	$114,683
Net Cash Used in Investing Activities	$(413,184)	$(550,705)	$(352,412)
Net Cash Provided by Financing Activities	$192,548	$496,091	$212,974

Cash and cash equivalents decreased by $38.4 million from $83.5 million as of December 31, 2014, to $45.1 million as of December 31, 2015.

Operating Activities

Net cash provided by operating activities increased by $49.0 million from $133.3 million for the year ended December 31, 2014 to $182.3 million for the year ended December 31, 2015.

Our net cash provided by operating activities may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; and (e) current volatility in economic conditions and the financial markets. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Investing Activities

Net cash used for investing activities was $413.2 million for the year ended December 31, 2015, compared to $550.7 million for the year ended December 31, 2014. The decrease is primarily related to decreased cash invested in acquisitions during 2015 as compared to 2014, as well as a decrease in payments for deposits for acquisitions. Additionally, we generated increased proceeds

SUN COMMUNITIES, INC.

related to the disposition of 17 MH communities and 3 MH and RV combined communities (see Note 2 in our Consolidated Financial Statements). These items are partially offset by our increase in cash used for investments in properties.

Financing Activities

Net cash provided by financing activities was $192.5 million for the year ended December 31, 2015, compared to $496.1 million for the year ended December 31, 2014. The decrease is primarily related to a single equity offering in 2015 compared with two larger equity offerings in 2014. We also used cash for the redemption of the Series A-4 preferred stock in 2015 with no redemption occurring in 2014. Lastly, more cash was used in 2015 for distributions to stockholders, OP unit holders and preferred OP unit holders than in the prior year.

We continually evaluate our debt maturities, and, based on management's current assessment, believe we have viable financing and refinancing alternatives that will not materially adversely impact our expected financial results. We pursue borrowing opportunities with a variety of different lending institutions and are assessing our debt maturities and financing needs in 2016 and beyond to try to best position the Company if current credit market conditions change.

Financial Flexibility

In August 2015 we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of December 31, 2015, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had no borrowings on the revolving loan and $25.0 million on the term loan totaling $25.0 million in borrowings as of December 31, 2015, with a weighted average interest rate of 1.62%. As of December 31, 2014, there was no amount outstanding under our previous credit facility.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At December 31, 2015, we had outstanding letters of credit to back standby letters of credit totaling approximately $3.4 million.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Requirement	As of 12/31/15
Maximum Leverage Ratio	< 65.0%	41.4%
Minimum Fixed Charge Coverage Ratio	> 1.40	2.32
Minimum Tangible Net Worth	$1,911,350	$2,477,436
Maximum Dividend Payout Ratio	< 95.0%	74.8%

Market and Economic Conditions
U.S. rate environment, monetary policy change in China, Japan and the Eurozone, falling oil prices, and turmoil in emerging markets are factors that are influencing financial markets as we move into 2016. Questions still exist on whether the U.S. economy will sustain the growth indicators it has reported and whether or when the U.S. Federal Reserve will further increase interest rates during 2016 due to economic uncertainties, as well as how Japan and the Eurozone will recover amidst easing monetary policy. The possible negative effects on the world economy of the recent Chinese stock market decline and additional global turmoil keep economic outlooks tempered. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

SUN COMMUNITIES, INC.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2015, we had 73 unencumbered properties with an estimated market value of $963.4 million. 63 of these unencumbered properties support the borrowing base for our $450.0 million line of credit. From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those  markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2015, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - FNMA	$759,017	$18,196	$100,756	$136,237	$503,828
Collateralized term loans - FMCC	197,418	—	6,769	7,387	183,262
Collateralized term loans - Life Company	498,680	11,378	22,810	33,944	430,548
Collateralized term loans - CMBS	636,874	108,560	87,470	17,510	423,334
Preferred OP units - mandatorily redeemable	45,903	11,240	—	—	34,663
Lines of credit	25,000	—	—	25,000	—
Secured borrowing	140,440	5,398	12,387	14,663	107,992
Total principal payments	2,303,332	154,772	230,192	234,741	1,683,627

Interest expense (2)	800,365	120,377	177,967	157,381	344,640
Operating leases	13,285	1,072	2,238	2,364	7,611
Total contractual obligations	$3,116,982	$276,221	$410,397	$394,486	$2,035,878

(1) Our contractual cash obligations exclude debt premiums/discounts.
(2) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2015 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2015, our net debt to enterprise value approximated 34.0% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.4 years and a weighted average interest rate of 5.0%.

Capital expenditures for the years ended December 31, 2015 and 2014 included recurring capital expenditures of $20.3 million and $10.2 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2016.

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

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may also include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long-lived assets based on discounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development, and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

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

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize an independent third-party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third-party to ascertain the fair value of the tangible and intangible assets (including in-place leases) acquired.

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

SUN COMMUNITIES, INC.

Notes and Other Receivables

We make financing available to purchasers of manufactured homes generally located in our communities. The notes are collateralized by the underlying manufactured home sold. Notes receivable include both installment loans purchased by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables. For purposes of accounting policy, all notes receivable are considered one homogeneous segment, as the notes are typically underwritten using the same requirements and terms. Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss. Interest income is accrued based upon the unpaid principal balance of the loans.

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2015 and 2014. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the note receivables for impairments. No loans were considered impaired as of December 31, 2015 and 2014.

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

Impact of New Accounting Standards

SUN COMMUNITIES, INC.

See Note 17 to our Consolidated Financial Statements, "Recent Accounting Pronouncements" within this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any unconsolidated entities that it believes have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity, or capital resources.

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

We have two derivative contracts consisting of two interest rate cap agreements with a total notional amount of $160.1 million as of December 31, 2015. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million, and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $183.3 million and $166.4 million as of December 31, 2015 and 2014, respectively, which bear interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0% during the year ended December 31, 2015 and 2014, we believe our interest expense would have increased or decreased by approximately $2.2 million and $2.8 million based on the $223.2 million and $279.1 million average balances outstanding under our variable rate debt facilities for the years ended December 31, 2015 and 2014, respectively.

SUN COMMUNITIES, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

SUN COMMUNITIES, INC.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in the rules promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer, Gary A. Shiffman, and Chief Financial Officer, Karen J. Dearing, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to ensure that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2015 financial statements under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUN COMMUNITIES, INC.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2016 annual meeting, including the information set forth under the captions "Board of Directors and Corporate Governance - Incumbent Directors and Nominees," "Management and Executive Compensation - Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Directors and Corporate Governance - Board of Directors and Committees" and "Board of Directors and Corporate Governance - Consideration of Director Nominees."

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2016 annual meeting, including the information set forth under the captions "Management and Executive Compensation," "Board of Directors and Coprorate Governance - Director Compensation Table," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report." The information in the section of an amending to this Annual Report on Form 10-K or the proxy statement for our 2015 annual meeting captioned "Compensation Committee Report" is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1034.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the proxy statement for our 2016 annual meeting, including the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the proxy statement for our 2016 annual meeting, including the information set forth under the captions "Certain Relationships and Related Transactions and Director Independence," "Board of Directors and Corporate Governance - Board of Directors and Committees" and "Board of Directors and Corporate Governance - Board Leadership Structure and Independence of Non-Employee Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the proxy statement for our 2016 annual meeting, including the information set forth under the caption "Ratification of Selection of Grant Thornton LLP."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed herewith as part of this Form 10-K:

1.    Financial Statements.
A list of the financial statements required to be filed as a part of this Form 10‑K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

2.    Financial Schedules

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC. (Registrant)
February 23, 2016	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2016
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)	February 23, 2016
Karen J. Dearing
/s/	Stephanie W. Bergeron	Director	February 23, 2016
Stephanie W. Bergeron
/s/	James R. Goldman	Director	February 23, 2016
James R. Goldman
/s/	Brian M. Hermelin	Director	February 23, 2016
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 23, 2016
Ronald A. Klein
/s/	Paul D. Lapides	Director	February 23, 2016
Paul D. Lapides
/s/	Clunet R. Lewis	Director	February 23, 2016
Clunet R. Lewis
/s/	Ronald L. Piasecki	Director	February 23, 2016
Ronald L. Piasecki
/s/	Randall K. Rowe	Director	February 23, 2016
Randall K. Rowe
/s/	Arthur A. Weiss	Director	February 23, 2016
Arthur A. Weiss

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1
Omnibus Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners, LLC,
GCP REIT II, GCP REIT III, American Land Lease, Inc., Asset Investors Operating Partnership, L.P., Sun Communities, Inc., Sun Communities Operating Limited Partnership and Sun Home Services, Inc.*
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.2	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.3	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.4	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.5	Contribution Agreement, dated July 30, 2014, by and between Green Courte Real Estate Partners, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.6	Membership Interest Purchase Agreement, dated July 30, 2014, between Asset Investors Operating Partnership, L.P. and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.7	Membership Interest Purchase Agreement, dated July 30, 2014, between GCP REIT III and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.8	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT II*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.9	Merger Agreement, dated July 30, 2014, by and between Sun Communities, Inc., Sun Maryland, Inc. and GCP REIT III*	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.10	Subscription Agreement, dated July 30, 2014, by and among Green Courte Real Estate Partners III, LLC, Sun Communities, Inc. and Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 5, 2014
2.11	Contribution Agreement (Deerwood I) dated December 4, 2014, by and among Deerwood I Sponsor, LLC, Deerwood I Holding, LLC, Deerwood I Park, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
2.12	Contribution Agreement (Deerwood II) dated December 4, 2014, by and among Deerwood II Sponsor, LLC, Deerwood II Holding, LLC, Deerwood II Park, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
2.13	Contribution Agreement (Hamptons) dated December 4, 2014, by and among Hamptons Sponsor, LLC, Hamptons Holding, LLC, Hamptons Park, LLC and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
2.14
Contribution Agreement (Palm Key Village) dated December 4, 2014, by and among Palm Key Village Sponsor, LLC, Palm Key Village Holding, LLC, Palm Key Village Park, LLC and Sun Communities Operating Limited Partnership*
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
2.15	Contribution Agreement dated December 4, 2014, by and among 481 Associates, Route 27 Associates, Ltd. and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
2.16
Contribution Agreement (Southport Springs) dated December 4, 2014, by and among Southport Springs Sponsor, LLC, Southport Springs Holding, LLC, Southport Springs Park, LLC and Sun Communities Operating Limited Partnership*
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
2.17
Contribution Agreement (Windmill Village) dated December 4, 2014, by and among Windmill Village Sponsor, LLC, Windmill Village Holding, LLC, Windmill Village Park, LLC and Sun Communities Operating Limited Partnership*
Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 10, 2014
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
3.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed October 15, 1999
3.3	Articles Supplementary, dated October 16, 2006	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed October 19, 2006
3.4
Articles Supplementary of Board of Directors Classifying and Designating a Series of Preferred Stock as Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series
Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed June 3, 2008
3.5	Articles of Amendment dated June 13, 1997	Incorporated by reference to Sun Communities, Inc.’s Registration Statement on Form 8-A filed November 19, 2012

SUN COMMUNITIES, INC.

3.6	Articles Supplementary designating 7.125% Series A Cumulative Redeemable Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed November 19, 2012
3.7	Articles Supplementary canceling and reclassifying 9.125% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed November 19, 2012
3.8	Articles of Amendment dated July 24, 2013	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 29, 2013
3.9	Articles Supplementary designating 6.50% Series A-4 Cumulative Convertible Preferred Stock dated November 25, 2014	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
3.10	Articles of Amendment dated July 22, 2015	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 22, 2015
3.11	Second Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014
4.1	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed June 3, 2008
4.2	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
4.3	Form of certificate evidencing common stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed November 9, 2012
4.4	Form of certificate evidencing 7.125% Series A Cumulative Redeemable Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed November 9, 2012
4.5	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed February 12, 2013
4.6	First Amendment to Rights Agreement, dated July 30, 2014, by and between Sun Communities, Inc. and Computershare Trust Company, N.A.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K Filed August 5, 2014
4.7	Registration Rights Agreement dated November 26, 2014, among Sun Communities, Inc. and the holders of Registrable Shares	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
4.8	Form of certificate evidencing 6.50% Series A-4 Cumulative Convertible Preferred Stock	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
10.1	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
10.2	Amended and Restated 1993 Non-Employee Director Stock Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.3	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.4	Long Term Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997
10.5	Second Amended and Restated 1993 Stock Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement, filed April 28, 1999
10.6	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.7	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004

SUN COMMUNITIES, INC.

10.8	Restricted Stock Award Agreement between Sun Communities, Inc. and Karen J. Dearing, dated February 5, 2008#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed February 7, 2008
10.9	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed May 20, 2015
10.10	Employment Agreement July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 17, 2015
10.11	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 10-K for the year ended December 31, 2011
10.12	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.13
Amended and Restated Credit Agreement, dated August 19, 2015, among Sun Communities Operating Limited Partnership, as Borrower, Citibank, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Citigroup Global markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and BMO Capital Markets, as Joint Lead Arrangers and Joint Book Running Managers, Bank of America, N.A. and Bank of Montreal, as Co-Syndication Agent, Fifth Third Bank, an Ohio Banking Corporation and Regions Bank, as Co-Documentation Agents
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed August 24, 2015
10.14
At the Market Offering Sales Agreement, dated June 17, 2015, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorproated and Citigroup Global Markets Inc.
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K file June 17, 2015
10.15	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 24, 2013
10.16	Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated June 19, 2014.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 23, 2014
10.17	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.18	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.19	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.20	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.21	Amendment No. 2 dated November 26, 2014, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
10.22	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed April 2, 2015
10.23	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.24	Repurchase Agreement dated July 29, 2015, by and among Green Courte Real Estate Partners II, LLC, GCP Fund II REIT, LLC, GCP Fund II Ancillary Holdings, LLC and Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed July 30, 2015
10.25	Sun Communities, Inc. Executive Compensation "Clawback" Policy#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
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

SUN COMMUNITIES, INC.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2015, our internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, and their report is included herein.

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 23, 2016

SUN COMMUNITIES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 23, 2016

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2015	2014
ASSETS
Land	$451,340	$309,386
Land improvements and buildings	3,535,909	2,509,827
Rental homes and improvements	460,480	439,163
Furniture, fixtures, and equipment	102,746	81,586
Land held for future development	23,047	23,955
Investment property	4,573,522	3,363,917
Accumulated depreciation	(852,407)	(795,753)
Investment property, net (including $92,009 and $94,230 for consolidated variable interest entities at December 31, 2015 and December 31, 2014; see Note 7)	3,721,115	2,568,164
Cash and cash equivalents	45,086	83,459
Inventory of manufactured homes	14,828	8,860
Notes and other receivables, net	47,972	51,895
Collateralized receivables, net	139,768	122,962
Other assets, net	221,782	102,352
TOTAL ASSETS	$4,190,551	$2,937,692
LIABILITIES
Mortgage loans payable (including $64,082 and $65,849 for consolidated variable interest entities at December 31, 2015 and December 31, 2014; see Note 7)	$2,133,706	$1,656,740
Secured borrowings on collateralized receivables	140,440	123,650
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	25,000	5,794
Distributions payable	41,265	35,084
Other liabilities (including $4,091 and $1,139 for consolidated variable interest entities at December 31, 2015 and December 31, 2014; see Note 7)	184,859	130,369
TOTAL LIABILITIES	2,571,173	1,997,540
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 2,067 shares at December 31, 2015 and 483 shares at December 31, 2014	61,732	13,610
Series A-4 preferred OP units	21,065	18,722
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at December 31, 2015 and December 31, 2014	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 58,395 shares at December 31, 2015 and 48,573 shares at December 31, 2014	584	486
Additional paid-in capital	2,319,314	1,741,154
Distributions in excess of accumulated earnings	(864,122)	(863,545)
Total Sun Communities, Inc. stockholders' equity	1,455,810	878,129
Noncontrolling interests:
Common and preferred OP units	82,538	30,107
Consolidated variable interest entities	(1,767)	(416)
Total noncontrolling interests	80,771	29,691
TOTAL STOCKHOLDERS’ EQUITY	1,536,581	907,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,190,551	$2,937,692

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Income from real property	$506,078	$357,793	$313,097
Revenue from home sales	79,728	53,954	54,852
Rental home revenue	46,236	39,213	32,500
Ancillary revenues	24,532	17,801	8,642
Interest	15,938	14,462	13,073
Brokerage commissions and other income, net	2,219	1,036	549
Total revenues	674,731	484,259	422,713
COSTS AND EXPENSES
Property operating and maintenance	135,797	101,134	87,637
Real estate taxes	34,714	24,181	22,284
Cost of home sales	58,941	40,556	40,297
Rental home operating and maintenance	24,956	23,270	20,435
Ancillary expenses	17,519	12,584	7,491
General and administrative - real property	40,235	31,769	25,941
General and administrative - home sales and rentals	14,696	10,853	9,913
Transaction costs	17,803	18,259	3,928
Depreciation and amortization	177,637	133,726	110,078
Asset impairment charge	—	837	—
Extinguishment of debt	2,800	—	—
Interest	107,659	73,771	73,339
Interest on mandatorily redeemable preferred OP units	3,219	3,210	3,238
Total expenses	635,976	474,150	404,581
Income before other gains (losses)	38,755	10,109	18,132
Gain on disposition of properties, net	125,376	17,654	—
Gain on settlement	—	4,452	—
Provision for state income taxes	(158)	(219)	(234)
Income tax expense - reduction of deferred tax asset	(1,000)	—	—
Distributions from affiliate	7,500	1,200	2,250
Net income	170,473	33,196	20,148
Less: Preferred return to Series A-1 preferred OP units	2,431	2,654	2,598
Less: Preferred return to Series A-3 preferred OP units	181	181	166
Less: Preferred return to Series A-4 preferred OP units	1,340	100	—
Less: Preferred return to Series C preferred OP units	1,021	—	—
Less: Amounts attributable to noncontrolling interests	10,054	1,752	718
Net income attributable to Sun Communities, Inc.	155,446	28,509	16,666
Less: Preferred stock distributions	13,793	6,133	6,056
Less: Preferred stock redemption costs	4,328	—	—
Net income attributable to Sun Communities, Inc. common stockholders	$137,325	$22,376	$10,610
Weighted average common shares outstanding:
Basic	53,686	41,337	34,228
Diluted	53,702	41,805	34,410
Earnings per share (See Note 13):
Basic	$2.53	$0.54	$0.31
Diluted	$2.52	$0.54	$0.31

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$170,473	$33,196	$20,148
Unrealized gain on interest rate swaps	—	97	362
Total comprehensive income	170,473	33,293	20,510
Less: Comprehensive income attributable to the noncontrolling interests	10,054	1,483	750
Comprehensive income attributable to Sun Communities, Inc.	$160,419	$31,810	$19,760

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2012, revised	$34	$298	$876,620	$(696)	$(695,923)	$19,124	$199,457
Issuance of common stock from exercise of options, net	—	—	201	—	—	—	201
Issuance and associated costs of common stock, net	—	63	261,697	—	—	—	261,760
Issuance of preferred OP units	—	—	—	—	—	3,463	3,463
Share-based compensation - amortization and forfeitures	—	—	3,072	—	127	—	3,199
Net income	—	—	—	—	19,430	718	20,148
Unrealized gain on interest rate swaps	—	—	—	330	—	32	362
Distributions	—	—	—	—	(96,935)	(8,114)	(105,049)
Balance as of December 31, 2013, revised	34	361	1,141,590	(366)	(773,301)	15,223	383,541
Issuance of common stock from exercise of options, net	—	—	127	—	—	—	127
Issuance, conversion of OP units and associated costs of common stock, net	—	125	594,940	—	—	(2,638)	592,427
Issuance of preferred OP units	—	—	—	—	—	100	100
Issuance of common OP units	—	—	—	—	—	24,064	24,064
Share-based compensation - amortization and forfeitures	—	—	4,706	—	173	—	4,879
Net income	—	—	—	—	31,444	1,782	33,226
Settlement of membership interest	—	—	(209)	—	—	(4)	(213)
Unrealized gain on interest rate swaps	—	—	—	366	—	(269)	97
Distributions	—	—	—	—	(121,861)	(8,567)	(130,428)
Balance at December 31, 2014	34	486	1,741,154	—	(863,545)	29,691	907,820
Issuance of common stock from exercise of options, net	—	—	95	—	—	—	95
Issuance, conversion of OP units and associated costs of common stock, net	—	98	564,260	—	—	52,921	617,279
Conversion of Series A-4 preferred stock	—	—	6,900	—	—	—	6,900
Preferred stock redemption costs	—	—	—	—	(4,328)	—	(4,328)
Share-based compensation - amortization and forfeitures	—	—	6,905	—	203	—	7,108
Net income	—	—	—	—	160,418	9,185	169,603
Distributions	—	—	—	—	(156,870)	(11,026)	(167,896)
Balance at December 31, 2015	$34	$584	$2,319,314	$—	$(864,122)	$80,771	$1,536,581

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$170,473	$33,196	$20,148
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(5,051)	(2,748)	(867)
Gain on disposition of properties, net	(125,376)	(17,654)	—
Asset impairment charges	—	837	—
Share-based compensation	7,108	4,879	3,199
Depreciation and amortization	174,589	131,003	105,210
Income tax expense - reduction of deferred tax asset	1,000	—	—
Amortization of below market lease intangible	(5,073)	—	—
Amortization of debt premium intangible	(10,483)	—	—
Amortization of deferred financing costs	1,936	1,056	2,713
Distributions from affiliate	(7,500)	(1,200)	(2,250)
Change in notes receivable from financed sales of inventory homes, net of repayments	(9,270)	(15,300)	(6,228)
Change in inventory, other assets and other receivables, net	(14,618)	(11,144)	(1,441)
Change in other liabilities	4,528	10,395	(5,801)
NET CASH PROVIDED BY OPERATING ACTIVITIES	182,263	133,320	114,683
INVESTING ACTIVITIES:
Investment in properties	(208,427)	(177,866)	(179,413)
Acquisitions of properties	(309,274)	(426,591)	(122,176)
Payments for deposits on acquisitions	(2,260)	(17,064)	—
Investment in note receivable of acquired properties	—	—	(49,441)
Proceeds related to affiliate dividend distribution	7,500	1,200	2,250
Proceeds related to disposition of land	—	221	—
Proceeds related to disposition of assets and depreciated homes, net	6,848	3,312	(1,017)
Proceeds related to the disposition of properties	94,522	59,706	—
Issuance of notes and other receivables	(1,755)	297	(3,841)
Payments for purchase of non-wholly owned subsidiary interests	(2,102)	—	—
Repayments of notes and other receivables	1,764	6,080	1,226
NET CASH USED FOR INVESTING ACTIVITIES	(413,184)	(550,705)	(352,412)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	310,301	572,171	261,760
Net proceeds from stock option exercise	95	127	201
Borrowings on lines of credit	421,184	526,546	415,410
Proceeds from issuance of other debt	377,041	323,241	175,507
Proceeds received from return of prepaid deferred financing costs	6,852	2,384	—
Redemption of Series A-4 Preferred Stock	(121,445)	—	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(162,491)	(121,377)	(100,403)
Preferred stock redemption costs	(4,328)	—	—
Payments to retire preferred OP units	—	(1,119)	(300)
Payments on lines of credit	(401,978)	(702,135)	(263,808)
Payments on other debt	(225,677)	(95,269)	(269,400)
Payments for deferred financing costs	(7,006)	(8,478)	(5,993)
NET CASH PROVIDED BY FINANCING ACTIVITIES	192,548	496,091	212,974
Net change in cash and cash equivalents	(38,373)	78,706	(24,755)
Cash and cash equivalents, beginning of period	83,459	4,753	29,508
Cash and cash equivalents, end of period	$45,086	$83,459	$4,753

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $608, $464 and $678, respectively)	$99,989	$60,289	$61,268
Cash paid for interest on mandatorily redeemable debt	$3,222	$3,225	$3,238
Cash paid for state income taxes	$310	$314	$155
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$—	$97	$362
Reduction in secured borrowing balance	$26,293	$21,812	$17,906
Change in distributions declared and outstanding	$6,744	$9,051	$4,646
Conversion of common and preferred OP units	$5,491	$1,707	$—
Conversion of Series A-4 Preferred Stock	$6,900	$—	$—
Proceeds related to the disposition of properties held in escrow	$126,339	$—	$—
Settlement of membership interest	$2,786	$213	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-3 preferred OP units issued	$—	$—	$3,463
Acquisitions - Series A-4 preferred OP units issued	$1,000	$18,852	$—
Acquisitions - Series A-4 Preferred Stock issued	$175,613	$13,610	$—
Acquisitions - Common stock and OP units issued	$278,955	$44,321	$—
Acquisitions - Series C preferred OP units issued	$33,154	$—	$—
Acquisitions - debt assumed	$380,043	$209,658	$—
Acquisitions - other liabilities	$—	$4,221	$—
Acquisitions - release of note receivable and accrued interest	$—	$—	$49,441

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Business

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the "Operating Partnership"), and Sun Home Services, Inc. ("SHS") are referred to herein as the “Company,” “us,” “we,” and “our”. We are a self-administered and self-managed real estate investment trust (“REIT”).

We own, operate, and develop manufactured housing ("MH") and recreational vehicle ("RV") communities throughout the United States ("U.S."). As of December 31, 2015, we owned and operated a portfolio of 231 properties located in 30 states (collectively the “Properties”), including 185 MH communities, 36 RV communities, and 10 Properties containing both MH and RV sites. As of December 31, 2015, the Properties contained an aggregate of 88,612 developed sites comprised of 69,682 developed MH sites, 9,559 annual RV sites (inclusive of both annual and seasonal usage rights), 9,371 transient RV sites, and approximately 7,181 additional MH and RV sites suitable for development.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnote disclosures. Actual results could differ from those estimates.

Investment Property

Investment property is recorded at cost, less accumulated depreciation. We review the carrying value of long-lived assets to be held and used for impairment quarterly or whenever events or changes in circumstances indicate a possible impairment. Our primary indicator for potential impairment is based on NOI trends period over period. Circumstances that may prompt a test of recoverability may include a significant decrease in the anticipated market price, an adverse change to the extent or manner in which an asset may be used or in its physical condition or other such events that may significantly change the value of the long-lived asset. An impairment loss is recognized when a long-lived asset’s carrying value is not recoverable and exceeds estimated fair value. We estimate the fair value of our long-lived assets based on discounted future cash flows and any potential disposition proceeds for a given asset. Forecasting cash flows requires management to make estimates and assumptions about such variables as the estimated holding period, rental rates, occupancy, development, and operating expenses during the holding period, as well as disposition proceeds. Management uses its best judgment when developing these estimates and assumptions, but the development of the projected future cash flows is based on subjective variables. Future events could occur which would cause us to conclude that impairment indicators exist, and significant adverse changes in national, regional, or local market conditions or trends may cause us to change the estimates and assumptions used in our impairment analysis. The results of an impairment analysis could be material to our financial statements.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We allocate the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize an independent third-party to value the net tangible and identified intangible assets in connection with the acquisition of the respective property. We provide historical and pro forma financial information obtained about each property, as well as any other information needed in order for the third-party to ascertain the fair value of the tangible and intangible assets (including in-place leases) acquired.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $41.4 million and $80.7 million as of December 31, 2015 and 2014, respectively.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

Investments in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting. The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received. We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators. When we have a carrying value of zero for our investment, we suspend the equity method of accounting until such time that the affiliate’s net income equals or exceeds the share of net losses not recognized during the time in which the equity method of accounting was suspended. See Note 6 for additional information.

Notes and Other Receivables

We provide financing to purchasers of manufactured homes generally located in our communities. The notes are collateralized by the underlying manufactured home sold. Notes receivable include both installment loans purchased by the Company as well as transferred loans that have not met the requirements for sale accounting which are presented herein as collateralized receivables. For purposes of accounting policy, all notes receivable are considered one homogenous segment, as the notes are typically underwritten using the same requirements and terms. Notes receivable are reported at their outstanding unpaid principal balance adjusted for an allowance for loan loss. Interest income is accrued based upon the unpaid principal balance of the loans.

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2015 and 2014. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supports a high recovery rate for notes receivable; however, there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the note receivables for impairment. No loans were considered impaired as of December 31, 2015 and 2014.

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

Restricted Cash

Restricted cash consists of amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2015 and 2014, $140.7 million and $11.8 million of restricted cash, respectively, was included as a component of Other assets, net on the Consolidated Balance Sheets.

Identified Intangible Assets

The Company amortizes identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. At December 31, 2015 and 2014, the carrying amounts of the identified intangible assets are included in Other assets, net on the Consolidated Balance Sheets. See Note 5 for additional information on our intangible assets.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are amortized over the terms of the respective loans. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-50-40, "Modifications and Extinguishments". At December 31, 2015 and 2014, deferred financing costs are included as a component of Other assets, net on the Consolidated Balance Sheets.

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

Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. See Note 10 for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures".  See Note 16 for additional information regarding the estimates and assumptions used to estimate the fair value of each class of financial instrument.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants are generally for one year terms, but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes. We report certain taxes collected from the resident and remitted to taxing authorities in revenue.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2015, 2014 and 2013, we had advertising costs of $3.9 million, $3.2 million and $2.9 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, seven to 15 years for furniture, fixtures and equipment, four to seven years for computer hardware and software, and seven to 15 years for intangible assets.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions and Dispositions

American Land Lease ("ALL")

First Phase

During the fourth quarter of 2014, we completed the first phase of the acquisition of the ALL properties. We acquired 32 MH communities with over 9,000 developed sites in 11 states. Included in the total consideration paid for the first phase was the issuance of 361,797 shares of common stock, 501,130 common OP units, 483,317 shares of 6.50% Series A-4 Cumulative Convertible Preferred Stock ("Series A-4 Preferred Stock) and 669,449 Series A-4 preferred OP units.

Second Phase

In January 2015, we completed the final phase of the acquisition of the ALL properties. We acquired the remaining 26 communities comprised of over 10,000 sites. Included in the total consideration paid for the second phase was the issuance of 4,377,073 shares of common stock and 5,847,234 shares of Series A-4 Preferred Stock. In addition, one of the seller's funds purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units, for an aggregate purchase price of $12.5 million. In August 2015, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock.

The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid (in thousands):

At Acquisition Date	First Phase	Second Phase	Total
Investment in property	$656,543	$818,109	$1,474,652
Notes receivable	5,189	850	6,039
Other (liabilities) assets	(1,705)	7,405	5,700
In-place leases and other intangible assets	12,870	15,460	28,330
Below market lease intangible	(10,820)	(54,580)	(65,400)
Assumed debt	(199,300)	(201,466)	(400,766)
Total identifiable assets and liabilities assumed	$462,777	$585,778	$1,048,555

Consideration
Common OP units (1)	$24,064	$—	$24,064
Series A-4 preferred OP units (2)	18,852	1,000	19,852
Common stock	20,427	259,133	279,560
Series A-4 Preferred Stock(2)	13,697	175,527	189,224
Consideration from new mortgages	100,700	90,794	191,494
Cash consideration transferred	285,037	59,324	344,361
Total consideration transferred	$462,777	$585,778	$1,048,555
(1) To estimate the fair value of the common OP units at the valuation date, we utilized the market approach, observing the public price of our common stock.
(2) To estimate the fair value of the Series A-4 preferred OP units and the Series A-4 Preferred Stock at the valuation date, we utilized an income approach. Under this approach, we used the Binomial Lattice Method of the income approach.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of revenue and net income included in the Consolidated Statements of Operations related to the ALL properties for the years ended December 31, 2015 and 2014 and is set forth in the following table (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(unaudited)	(unaudited)
Revenue	$137,035	$6,515
Net income	$14,374	$(6,744)

2015 Other Acquisitions:

In August 2015, we acquired Rock Crusher Canyon RV Resort ("Rock Crusher"), a recreational vehicle ("RV") resort with 391 sites located in Crystal Lake, Florida.

In July 2015, we acquired Frontier Town RV Resort ("Frontier Town"), an RV resort with 584 developed sites and expansion potential of 200 sites, located in Berlin, Maryland. We also acquired Fort Whaley RV Resort ("Fort Whaley"), an RV resort with 210 developed sites and expansion potential of nearly 90 sites, located in Whaleyville, Maryland.

In May 2015, we acquired La Hacienda RV Resort ("La Hacienda"), an RV resort with 241 sites located in Austin, Texas. We also acquired Lakeside Crossing, an MH community with 419 sites and expansion potential of nearly 300 sites, located near Myrtle Beach, South Carolina.

In April 2015, we acquired the Berger portfolio ("Berger"), which consisted of six MH communities with over 3,130 developed sites and expansion potential of approximately 380 sites. Included in the total consideration paid was 371,808 common OP units and 340,206 Series C preferred OP units.

In March 2015, we acquired Meadowlands Gibraltar ("Meadowlands"), an MH community with 321 sites located in Gibraltar, Michigan.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed (excluding ALL) at the acquisition date and the consideration paid for other acquisitions completed in 2015 (in thousands):

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

(1) The purchase price allocations for Meadowlands, Berger, Lakeside Crossing, La Hacienda, Frontier Town, Fort Whaley, and Rock Crusher are preliminary and may be adjusted as final costs and final valuations are determined.

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2015 and 2014 as if the properties were acquired on January 1, 2014. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2014 (in thousands, except per-share data).

	Year Ended December 31,
	(unaudited)
	2015	2014
Total revenues	$688,620	$623,754
Net income attributable to Sun Communities, Inc. common shareholders	$158,859	$57,779
Net income per share attributable to Sun Communities, Inc. common shareholders - basic	$2.96	$1.40
Net income per share attributable to Sun Communities, Inc. common shareholders - diluted	$2.94	$1.38

2014 Other Acquisitions:

In December 2014, we acquired Oak Creek, an MH community with 198 sites located in Coarsegold, California.

In June 2014, we acquired Lake Rudolph Campground and Recreational Vehicle Resort ("Lake Rudolph"), an RV community with 503 sites located in Santa Claus, Indiana.

In April 2014, we acquired Saco/Old Orchard Beach RV Resort ("Saco"), an RV community with 127 sites located in Saco, Maine.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize the fair value of the assets acquired and liabilities assumed (excluding ALL) at the acquisition dates and the consideration paid for other acquisitions completed in 2014 (in thousands):

At Acquisition Date	Wine Country	Castaways	Driftwood	Seashore	Saco	Lake Rudolph	Oak Creek	Total
Investment in property	$13,250	$36,597	$31,301	$24,258	$4,366	$30,454	$15,944	$156,170
In-place leases and other intangible assets	—	—	790	500	—	—	390	1,680
Other assets	9	2	4	12	31	64	236	358
Below market lease and franchise intangibles	—	—	—	—	(6)	—	(140)	(146)
Other liabilities	(60)	(497)	(836)	(1,188)	(258)	(1,417)	(57)	(4,313)
Assumed debt	—	—	—	—	—	—	(10,358)	(10,358)
Total identifiable assets acquired and liabilities assumed	$13,199	$36,102	$31,259	$23,582	$4,133	$29,101	$6,015	$143,391

Consideration
Cash consideration transferred	$13,199	$36,102	$31,259	$23,582	$4,133	$29,101	$6,015	$143,391

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2014 and 2013 as if the properties were acquired on January 1, 2013. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2013 (in thousands, except per-share data).

	Year Ended December 31,
	(unaudited)
	2014	2013
Total revenues	$567,731	$539,020
Net income attributable to Sun Communities, Inc. common shareholders	$83,125	$60,985
Net income per share attributable to Sun Communities, Inc. common shareholders - basic	$2.01	$1.78
Net income per share attributable to Sun Communities, Inc. common shareholders - diluted	$1.99	$1.77

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of revenue and net income included in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 for all acquisitions described above, excluding ALL, is set forth in the following table (in thousands):

	Year Ended December 31,
	(unaudited)
	2015	2014	2013
Revenue	$29,367	$42,258	$60,148
Net income	$4,677	$9,214	$5,914

Transaction Costs

Transaction costs of approximately $17.8 million, $18.3 million, and $3.9 million have been incurred for the years ended December 31, 2015, 2014, and 2013, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

Dispositions

During the year ended December 31, 2015, we disposed of 17 MH communities and 3 MH and RV combined communities. Pursuant to Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"), the disposals of the communities do not qualify for presentation as a discontinued operation, as the sales do not have a major impact on our operations and financial results and do not represent a strategic shift. A gain of $125.4 million is recorded in "Gain on disposition of properties, net" in our Consolidated Statements of Operations. The table below lists the communities we have disposed of during the year ended December 31, 2015. In addition, we have $126.3 million related to certain of these dispositions held in escrow as a result of an Internal Revenue Code Section 1031 transaction included in Other assets, net.

The table below shows our dispositions during the year ended December 31, 2015:

Community	State	Number of Sites
Silver Star	FL	406
Holiday Village	IN	326
Maplewood Mobile	IN	207
Meadows	IN	330
Valley Brook	IN	798
West Glen Village	IN	552
Woods Edge	IN	598
Edwardsville	KS	634
Candlewick Court	MI	211
College Park Estates	MI	230
Sherman Oaks	MI	366
Village Trails	MI	100
Creekside	NC	45
Colonial Village	NY	153
Valley View Estates	NY	197
Catalina	OH	462
Worthington Arms	OH	224
Casa de Valle	TX	381
Kenwood	TX	280
Snow to Sun	TX	475

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the event of note default and subsequent repossession of a manufactured home by the unrelated entity, the terms of the agreement require us to repurchase the manufactured home. Default is defined as the failure to repay the installment note receivable according to contractual terms. The repurchase price is calculated as a percentage of the outstanding principal balance of the collateralized receivable, plus any outstanding late fees, accrued interest, legal fees, and escrow advances associated with the installment note receivable. The percentage used to determine the repurchase price of the outstanding principal balance on the installment note receivable is based on the number of payments made on the note. In general, the repurchase price is determined as follows:

Number of Payments	Repurchase %
Less than or equal to 15	100%
Greater than 15 but less than 64	90%
Equal to or greater than 64 but less than 120	65%
120 or more	50%

The transferred assets have been classified as Collateralized Receivables, net and the cash proceeds received from these transactions have been classified as a Secured borrowing within the Consolidated Balance Sheets. The balance of the collateralized receivables was $139.8 million (net of allowance of $0.7 million) and $123.0 million (net of allowance of $0.7 million) as of December 31, 2015, and December 31, 2014, respectively. The receivables have a weighted average interest rate and maturity of 10.2% and 15.6 years as of December 31, 2015, and 10.4% and 14.6 years as of December 31, 2014.

The outstanding balance on the secured borrowing was $140.4 million and $123.7 million as of December 31, 2015, and December 31, 2014, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $13.2 million, $11.8 million, and $10.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

	Year Ended
	December 31, 2015	December 31, 2014
Beginning balance	$123,650	$110,510
Financed sales of manufactured homes	43,083	34,952
Principal payments and payoffs from our customers	(10,271)	(8,550)
Notes sold with dispositions	(6,889)	(3,295)
Principal reduction from repurchased homes	(9,133)	(9,967)
Total activity	16,790	13,140
Ending balance	$140,440	$123,650

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the allowance for the collateralized receivables as of December 31, 2015 (in thousands):

	Year ended
	December 31, 2015	December 31, 2014
Beginning balance	$(688)	$(689)
Lower of cost or market write-downs	447	230
Increase to reserve balance	(431)	(229)
Total activity	16	1
Ending balance	$(672)	$(688)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	December 31, 2015	December 31, 2014
Installment notes receivable on manufactured homes, net	$20,418	$25,884
Other receivables, net	27,554	26,011
Total notes and other receivables, net	$47,972	$51,895

Installment Notes Receivable on Manufactured Homes

The installment notes of $20.4 million (net of allowance of $0.2 million) and $25.9 million (net of allowance of $0.1 million) as of December 31, 2015 and December 31, 2014, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.6% and 10.0 years as of December 31, 2015, and 8.7% and 10.4 years as of December 31, 2014.

The change in the aggregate gross principal balance of the installment notes is as follows (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014
Beginning balance	$26,024	$25,575
Financed sales of manufactured homes	838	946
Acquired notes	850	5,189
Principal payments and payoffs from our customers	(4,798)	(3,590)
Notes sold with dispositions	(383)	(498)
Principal reduction from repossessed homes	(1,921)	(1,598)
Total activity	(5,414)	449
Ending balance	$20,610	$26,024

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014
Beginning balance	$(140)	$(104)
Lower of cost or market write-downs	80	50
Increase to reserve balance	(132)	(86)
Total activity	(52)	(36)
Ending balance	$(192)	$(140)

Other Receivables

As of December 31, 2015, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $4.7 million (net of allowance of $0.9 million), home sale proceeds of $10.5 million, insurance receivables of $1.2 million, insurance settlement of $3.7 million, rebates and other receivables of $5.3 million and a note receivable of $2.2 million. The $2.2 million note bears interest at 8.0% for the first two years and in year three is indexed to 7.87% plus the one year Federal Reserve treasury constant maturity rate for the remainder of the loan. The note is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2014, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $4.9 million (net of allowance of $1.0 million), home sale proceeds of $7.4 million, insurance receivables of $1.0 million, insurance settlement of $3.7 million, rebates and other receivables of $6.8 million and a note receivable of $2.2 million.

In March 2015 we issued a note receivable in the amount of $40.2 million. The $40.2 million note was repaid in conjunction with the Berger acquisition in April 2015, which consisted of six MH communities (see Note 2). The note bore interest at 9.6% per annum and was secured by certain assets of the principals of the seller.

5. Intangible Assets

Our intangible assets are in-place leases from acquisitions, franchise fees, and other intangible assets. These intangible assets are recorded within Other assets, net on the Consolidated Balance Sheets. The gross carrying amounts and accumulated amortization are as follows (in thousands):

		December 31, 2015		December 31, 2014
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$62,981	$(20,245)	$41,511	$(12,107)
Franchise fees	15 years	1,864	(622)	764	(106)
Total		$64,845	$(20,867)	$42,275	$(12,213)
During 2015, in connection with our acquisitions, we purchased in-place leases and other intangible assets valued at approximately $22.9 million with useful lives ranging from seven to 15 years.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Year Ended December 31,
Intangible Asset	2015	2014	2013
In-place leases	$8,299	$3,867	$3,297
Franchise fees	516	77	60
Total	$8,815	$3,944	$3,357

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We anticipate the amortization expense for the existing intangible assets to be as follows for the next five years (in thousands):

	Year
	2016	2017	2018	2019	2020
Estimated expense	$9,127	$8,903	$8,025	$7,109	$5,381

6.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At December 31, 2015 and 2014, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts. We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock of Origen, which approximates an ownership interest of 19.3%. We have suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management, LP and has announced its intention to dissolve and liquidate. During the second quarter of 2015, and as disclosed in a press release on March 30, 2015, Origen made an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015, retaining approximately $6.2 million for expected dissolution, wind down costs, expenses, and contingencies. Depending on the actual cost of estimated wind down expenses, Origen may make one or more additional interim distributions of excess cash to stockholders prior to completing liquidation. Upon completion of liquidation, Origen will distribute remaining cash, if any, to stockholders. During the second quarter of 2015, we received an initial distribution of $7.5 million from Origen.

The following table sets forth certain summarized financial information for Origen, which was determined to be a significant subsidiary in 2013 (in thousands):

Year Ended December 31, 2013
Revenues	$49,775
Expenses	(51,912)
Net loss	$(2,137)

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	December 31, 2015	December 31, 2014
ASSETS
Investment property, net	$92,009	$94,230
Other assets	3,823	4,400
Total Assets	$95,832	$98,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$64,082	$65,849
Other liabilities	4,091	1,139
Noncontrolling interests	(1,767)	(416)
Total Liabilities and Stockholders' Equity	$66,406	$66,572

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.3% and 3.4% of our consolidated total assets at December 31, 2015 and December 31, 2014, respectively. Debt and other liabilities comprised approximately 2.5% and 3.4% of our consolidated total liabilities at December 31, 2015 and December 31, 2014, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at December 31, 2015 and December 31, 2014.

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Collateralized term loans - CMBS	$642,429	$806,840	5.3	5.4	5.3%	5.3%
Collateralized term loans - FNMA	791,304	492,800	5.8	7.1	4.6%	4.0%
Collateralized term loans - Life Companies	502,555	204,638	14.4	10.9	4.1%	4.3%
Collateralized term loans - FMCC	197,418	152,462	9.0	9.9	4.0%	4.0%
Secured borrowing	140,440	123,650	15.6	14.6	10.2%	10.4%
Preferred OP units - mandatorily redeemable	45,903	45,903	6.1	6.8	6.9%	6.9%
Total debt	$2,320,049	$1,826,293	8.4	7.5	5.0%	5.1%

Collateralized Term Loans

In December 2015, we paid off $85.6 million of CMBS debt secured by eight communities. The loans had a stated maturity of July 2016 and an interest rate of 5.32%.

In August 2015, we entered into an agreement to borrow $87.0 million in mortgage debt that is secured by five communities at an interest rate of 4.06% for a term of 25 years. This loan closed in two separate closings. We completed the first closing for $51.2 million secured by four communities in September 2015 and the second closing for $35.8 million secured by one community in December 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2015, in relation to the acquisition of the ALL properties (see Note 2), we refinanced approximately $90.8 million of mortgage debt on 10 of the communities (resulting in proceeds of $112.3 million) at a weighted average interest rate of 3.87% per annum and a weighted average term of 14.1. We also assumed approximately $201.4 million of mortgage debt at a weighted average interest rate of 5.74% and a weighted average remaining term of 6.3.

In December 2014, we borrowed the aggregate amount of $74.0 million under two mortgage loans from The Northwestern Mutual Life Insurance Company (“NM”). The loans have a 15 year term and a blended rate of 3.65%.

During the fourth quarter of 2014, in relation to the acquisition of the ALL properties (see Note 2), we refinanced approximately $100.7 million of mortgage debt with Freddie Mac ("FMCC") on 12 of the communities (resulting in proceeds of $152.5 million) at an interest rate of 4.03% per annum and a term of 10 years, and we assumed approximately $182.4 million of mortgage debt on 12 of the communities at a weighted average interest rate of 5.89% and a weighted average remaining term of 4.35 years.

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

The collateralized term loans totaling $2.2 billion as of December 31, 2015, are secured by 160 properties comprised of 65,653 sites representing approximately $2.6 billion of net book value.

Secured Borrowing

See Note 3, "Collateralized Receivables and Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which are convertible into shares of the Company's common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share of less, 0.397 common OP units, or (b) if the market price of our common stock is greater than $68.00 per share, that the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred rate is 6.5%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lines of Credit

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of December 31, 2015, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings as of December 31, 2015, with a weighted average interest rate of 1.62%. As of December 31, 2014, there was no amount outstanding under our previous credit facility.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At December 31, 2015 and December 31, 2014, approximately $3.4 million and $3.2 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of its intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in The Wall Street Journal on the first business day of each month or 6.0%. At December 31, 2015, the effective interest rate was 7.0%. The outstanding balance was $0.0 million and $5.8 million as of December 31, 2015 and December 31, 2014, respectively.

Long-term Debt Maturities

As of December 31, 2015, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2016	2017	2018	2019	2020	Thereafter
Lines of credit	$25,000	$—	$—	$—	$—	$25,000	$—
Mortgage loans payable:
Maturities	1,695,080	106,830	95,599	48,317	64,314	58,078	1,321,942
Principal amortization	396,909	31,304	36,754	37,136	36,382	36,303	219,030
Preferred OP units	45,903	11,240	—	—	—	—	34,663
Secured borrowing	140,440	5,398	5,922	6,465	7,022	7,642	107,991
Total	$2,303,332	$154,772	$138,275	$91,918	$107,718	$127,023	$1,683,626

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At December 31, 2015, we were in compliance with all covenants.

9.      Equity and Mezzanine Securities

In November 2015, we closed an underwritten registered public offering of 3,737,500 shares of common stock at a price of $65.00 per share. Net proceeds from the offering were approximately $233.1 million after deducting discounts and expenses related to the offering. We used a portion of the net proceeds of the offering to repay borrowings outstanding under our revolving loan under the Facility, and intend to use the remaining net proceeds for acquisitions of properties, working capital, and general corporate purposes.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the Company's Annual Meeting of Stockholders on July 20, 2015, the stockholders approved Articles of Amendment to our Amended and Restated Articles of Incorporation, as amended and supplemented, under which the number of authorized shares of our common stock was increased from 90,000,000 to 180,000,000 and the number of authorized shares of our preferred stock was increased from 10,000,000 to 20,000,000.

In July 2015, the Company entered into a repurchase agreement with certain holders of shares of Series A-4 Preferred Stock under which, at the holders’ election, the Company was obligated to repurchase up to 5,926,322 shares of the Series A-4 Preferred Stock from the holders of those shares. There were 6,364,770 shares of Series A-4 preferred shares issued and outstanding at the time of the repurchase agreement, and 438,448 shares of Series A-4 Preferred Stock were not subject to the repurchase agreement. Each holder of shares of Series A-4 Preferred Stock subject to the repurchase agreement could have elected to sell its shares of Series A-4 Preferred Stock to the Company. The purchase price was $31.08 per share, which consists of a price per share of $30.90 plus $0.18 for accrued and unpaid distributions from and including June 30, 2015 to, but not including, August 10, 2015. Each share of Series A-4 Preferred Stock had a liquidation preference of $25.00 per share, and was convertible into approximately 0.4444 shares of the Company’s common stock. Pursuant to the repurchase agreement, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock. There are 2,067,091 shares of Series A-4 Preferred Stock issued and outstanding as of December 31, 2015.

In June 2015, we issued to GCP Fund III Ancillary Holding, LLC (i) 25,664 shares of common stock at an issuance price of $50.00 per share, or $1,283,200 in the aggregate, and (ii) 34,219 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share, or $855,475 in the aggregate. All of these common shares and preferred shares were issued for cash consideration pursuant to the terms of a Subscription Agreement, dated July 30, 2014, as amended, among the Company, Green Court Real Estate Partners III, LLC, and certain other parties.

Also in June 2015, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Citigroup Global Markets Inc. (collectively, the "Sales Agents"). Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, having an aggregate offering price of up to $250.0 million, from time to time through the Sales Agents. Each Sales Agent is entitled to compensation in an agreed amount not to exceed 2.0% of the gross sales price per share for any shares sold through it from time to time under the Sales Agreement. Concurrently, the At the Market Offering Sales Agreement dated May 10, 2012, as amended among the Company, the Partnership, BMO Capital Markets Corp. and Liquidnet, Inc., was terminated. Prior to the termination of the At the Market Offering Sales Agreement dated May 10, 2012, during the first quarter of 2015, 342,011 shares of common stock were issued at the prevailing market price of our common stock at the time of each sale with a weighted average sales price of $63.94, and we received net proceeds of approximately $21.5 million.

During the third quarter of 2015, under the Sales Agreement, we sold 608,100 common shares at an average sales price of $68.00 for net proceeds of $40.8 million.

During the second quarter of 2015, under the Sales Agreement, we sold 26,200 common shares at an average sales price of $65.15 for net proceeds of $1.7 million.

In April 2015, in connection with the Berger acquisition, we issued 371,808 common OP units at an issuance price of $61.00 per share and 340,206 newly created Series C preferred OP units at an issuance price of $100.00 per share. The Series C preferred OP unit holders receive a preferred return of 4.0% per year from the closing until the first anniversary of the date of issuance, 4.5% per year during the following three years, and 5.0% per year thereafter. Subject to certain limitations, at the holder’s option, each Series C preferred OP unit is exchangeable into 1.11 shares of the Company’s common stock and holders of Series C preferred OP units do not have any voting or consent rights.

In January 2015, in connection with the ALL second closing, we issued 4,377,073 shares of common stock at an issuance price of $50.00 per share (fair value of $58.85 per share) and 5,847,234 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share (fair value of $30.00 per share). The Series A-4 Preferred Stock stockholders receive a preferred return of 6.5% per year. In addition, one of the sellers purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units for an aggregate purchase price of $12.5 million. As noted above, in August 2015, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock.

If certain change of control transactions occur or if our common stock ceases to be listed or quoted on an exchange or quotation system, then at any time after November 26, 2019, we or the holders of shares of Series A-4 Preferred Stock and Series A-4 preferred OP units may cause all or any of those shares or units to be redeemed for cash at a redemption price equal to the sum of (i) the greater of (x) the amount that the redeemed shares of Series A-4 Preferred Stock and Series A-4 preferred OP units would

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have received in such transaction if they had been converted into shares of our common stock immediately prior to such transaction, or (y) $25.00 per share, plus (ii) any accrued and unpaid distributions thereon to, but not including, the redemption date. Accordingly, we have retrospectively reclassified $13.6 million of Series A-4 Preferred Stock and $18.7 million of Series A-4 preferred OP units to temporary equity on our consolidated balance sheet at December 31, 2014. The Series A-4 preferred OP units are inclusive of its pro-rata share of net income of $0.9 million and distributions of $1.3 million for the year ended December 31, 2015.

During the fourth quarter of 2014, in connection with the ALL acquisition, we issued 361,797 shares of common stock at an issuance price of $50.00 per share, 501,130 common OP units at an issuance price of $50.00 per unit, 483,317 shares of Series A-4 Preferred Stock at an issuance price of $25.00 per share and 669,449 Series A-4 preferred OP units at an issuance price of $25.00 per unit (see Note 2). Series A-4 Preferred Stock and Series A-4 preferred OP unit holders can convert the shares or units into shares of common stock based upon an initial conversion price of $56.25 per share (subject to adjustment upon various events) and receive a preferred return of 6.50% per year.

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

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2015 or 2014. There is no expiration date specified for the repurchase program.

Subject to certain limitations, common OP Unit holders can convert their common OP units into an equivalent number of shares of common stock at any time. During 2015, holders of common OP units converted 99,849 units into common stock. During 2014, 9,110 units were converted into common stock.

Subject to certain limitations, Series A-1 preferred OP unit holders can convert each Series A-1 preferred OP unit to 2.439 shares of our common stock at any time. During 2015 and 2014, holders of Series A-1 preferred OP units converted 41,116 units into 100,277 shares of common stock, and 26,379 units into 64,335 shares of common stock, respectively.

Subject to certain limitations, Series A-4 preferred OP unit holders may convert their Series A-4 preferred OP units to shares of our common stock at any time. During the year ended December 31, 2015, holders of Series A-4 preferred OP units converted 114,414 units into 50,848 shares of common stock. No such units were converted during the year ended December 31, 2014.

Subject to certain limitations, Series A-4 preferred stock holders may convert their Series A-4 preferred stock to shares of our common stock. During the year ended December 31, 2015, holders of Series A-4 preferred stock converted 231,093 shares into 102,708 shares of common stock. No such shares were converted during the year ended December 31, 2014.

Cash distributions of $0.65 per share were declared for the quarter ended December 31, 2015. On January 16, 2016, cash payments of approximately $39.8 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of December 31, 2015. Cash distributions of $0.4453 per share were declared on the Company's Series A Preferred Stock for the quarter ended December 31, 2015. On January 15, 2016, cash payments of approximately $1.5 million for aggregate distributions were made to the holders of Series A Preferred Stock of record as of January 1, 2016. In addition, cash distributions of $0.4062 per share were declared on the Company's Series A-4 Preferred Stock for the quarter ended December 31, 2015. On December 31, 2015, cash payments of approximately $0.8 million were made to Series A-4 Preferred stockholders of record as of December 18, 2015. During 2015, we made total cash payments of approximately $150.4 million to common stockholders, common OP unitholders and restricted stockholders, $6.0 million to Series A Preferred stock holders and $6.9 million to Series A-4 Preferred stockholders.

10.      Share-Based Compensation

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, we have two share-based compensation plans approved by stockholders: the Sun Communities, Inc. 2015 Equity Incentive Plan (the "2015 Equity Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (“Director Plan”). In July 2015, the 2015 Equity Plan replaced the Sun Communities, Inc. 2009 Equity Incentive Plan (the "2009 Equity Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

2015 Equity Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 1,744,000 shares remaining for future issuance.

During the year ended December 31, 2015, we granted 6,000 shares of restricted stock to key employees under our 2015 Equity Plan. The shares had a weighted average fair value of $66.10 per share and will vest as follows: during the second half of 2018: 35%, during the second half of 2019: 35%, during the second half of 2020: 20%, during the second half of 2021: 5%, and during the second half of 2020: 5%. The fair value of issued grants was determined by using the closing price of our common stock on the date the shares were issued.

2009 Equity Plan

In July 2015, we granted 20,000 shares of restricted stock to an executive officer under to 2009 Equity Plan. The shares had a fair value of $67.57 per share and will vest as follows: July 16, 2018: 35%; July 19, 2019: 35%; July 16, 2020: 20%; July 16, 2021: 5%; and July 16, 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

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

In April 2015, we granted 145,000 shares of restricted stock to our executive officers under our 2009 Equity Plan. The shares had a fair value of $63.81 per share. Half of the shares will vest as follows: April 14, 2018: 20%; April 14, 2019: 30%; April 14, 2020: 35%; April 14, 2021: 10%; and April 14, 2022: 5%. The remaining 72,500 shares are subject to market and performance conditions with multiple tranches that vest through April 2020. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

During 2014, the Company and Gary A. Shiffman (the Company's Chairman and Chief Executive Officer) entered into an Amended and Restated Restricted Stock Award Agreement, which amended and restated in its entirety the Restricted Stock Award Agreement dated June 20, 2013, between the Company and Mr. Shiffman. Under the original stock award agreement, the Company granted Mr. Shiffman 250,000 restricted shares of the Company's common stock, of which 175,000 restricted shares were awarded in respect of the performance of Mr. Shiffman and the Company over the prior three years and 75,000 restricted shares were awarded to induce Mr. Shiffman to execute a new five-year employment agreement. All of these restricted shares were scheduled to vest over time through June 2020. The restated stock award agreement amended the vesting schedule of the restricted shares, of which 100,000 restricted shares are now subject to market and performance conditions and the remaining 150,000 shares will vest over time through June 2020. We accounted for the modification of this award is accordance with the FASB ASC Topic 718. See discussion below on the fair value measurement of these awards.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2015, 5,584 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

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

As of December 31, 2014, we had 50,000 shares of restricted stock that was issued to Mr. Shiffman subject to certain Company performance criteria, of which 37,500 shares are still outstanding as of December 31, 2015. The remaining shares will vest in equal shares of 12,500 on March 1 of each 2016, 2017, and 2018. Compensation expense is recognized in accordance with ASC Topic 718 and based on an estimate of shares expected to vest. If it is not probable that the performance conditions will be satisfied, we do not recognize compensation expense. The fair value of these awards was measured using the closing price of our common stock as of the grant modification date to calculate compensation cost. Each reporting period, we reevaluate our estimate of the number of shares expected to vest. The performance conditions were satisfied for the shares vesting on March 1, 2016 and compensation expense was recognized as of December 31, 2015.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restricted stock activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2013	310,507	$30.88
Granted	371,300	$47.19
Vested	(37,291)	$16.87
Forfeited	(12,560)	$38.47
Unvested restricted shares at December 31, 2013	631,956	$41.14
Granted	117,250	$49.97
Vested	(55,488)	$25.57
Forfeited	(4,975)	$38.45
Unvested restricted shares at December 31, 2014	688,743	$43.87
Granted	216,800	$64.32
Vested	(85,021)	$31.89
Forfeited	(7,262)	$45.94
Unvested restricted shares at December 31, 2015	813,260	$50.59

Total compensation cost recognized for restricted stock was $7.1 million, $4.9 million, and $3.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total fair value of shares vested was $2.7 million, $1.4 million, and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2015 is approximately $27.4 million. That expense is expected to be recognized $7.3 million in 2016, $7.3 million in 2017, $5.5 million in 2018 and $7.3 million thereafter.

Options

We have granted stock options to certain employees and non-employee directors. Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date. Stock options generally vest over a three year period from the date of grant and have a maximum term of 10 years. No grants of options were made in 2015, 2014 or 2013. We issue new shares of common stock at the time of share option exercise (or share unit conversion).

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model. The options outstanding as of December 31, 2015, consist of 24,500 non-employee director options. There are no employee options outstanding. The compensation expense associated with non-vested stock option awards was not significant for the years ended December 31, 2015, 2014, and 2013.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our option activity during the years ended December 31, 2015, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price (per common share)
Options outstanding at January 1, 2013	55,950	$29.19
Granted	—	$—
Exercised	(9,700)	$21.67
Forfeited or expired	—	$—
Options outstanding at December 31, 2013	46,250	$30.77
Granted	—	$—
Exercised	(12,250)	$33.40
Forfeited or expired	(1,500)	$35.44
Options outstanding at December 31, 2014	32,500	$29.56
Granted	—	$—
Exercised	(8,000)	$30.96
Forfeited or expired	—	$—
Options outstanding at December 31, 2015	24,500	$29.11

The following table summarizes our options outstanding and options currently exercisable at December 31, 2015:

	December 31, 2015
	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options vested and exercisable	24,500	$29.11	3.4	$966

Aggregate intrinsic value represents the value of our closing share price as of the end of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. For the years ended December 31, 2015, 2014 and 2013, the intrinsic value of exercised options was $0.3 million, $0.3 million and $0.2 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the intrinsic value of vested and exercisable options was $1.0 million, $1.0 million and $0.5 million, respectively.

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

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in Real Property Operations’ revenues and is approximately $39.7 million for the year ended December 31, 2015. In 2015, transient RV revenue was recognized 22.5% in the first quarter, 17.7% in the second quarter, 45.2% in the third quarter and 14.6% in the fourth quarter.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A presentation of segment financial information is summarized as follows (in thousands):

	Year Ended December 31, 2015
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$530,610	$125,964	$656,574
Operating expenses/Cost of sales	188,030	83,897	271,927
Net operating income/Gross profit	342,580	42,067	384,647
Adjustments to arrive at net income (loss):
Interest and other income, net	18,119	38	18,157
General and administrative	(40,235)	(14,696)	(54,931)
Transaction costs	(17,802)	(1)	(17,803)
Depreciation and amortization	(125,297)	(52,340)	(177,637)
Extinguishment of debt	(2,800)	—	(2,800)
Interest	(107,647)	(12)	(107,659)
Interest on mandatorily redeemable preferred OP units	(3,219)	—	(3,219)
Gain on disposition of properties, net	106,613	18,763	125,376
Provision for state income taxes	(56)	(102)	(158)
Income tax expense - deferred	—	(1,000)	(1,000)
Distributions from affiliate	7,500	—	7,500
Net income (loss)	177,756	(7,283)	170,473
Less: Preferred return to Series A-1 preferred OP units	2,431	—	2,431
Less: Preferred return to Series A-3 preferred OP units	181	—	181
Less: Preferred return to Series A-4 preferred OP units	1,340	—	1,340
Less: Preferred return to Series C preferred OP units	1,021	—	1,021
Less: Amounts attributable to noncontrolling interests	10,622	(568)	10,054
Net income (loss) attributable to Sun Communities, Inc.	162,161	(6,715)	155,446
Less: Preferred stock distributions	13,793	—	13,793
Less: Preferred stock redemption costs	4,328	—	4,328
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$144,040	$(6,715)	$137,325

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$375,594	$93,167	$468,761
Operating expenses/Cost of sales	137,899	63,826	201,725
Net operating income/Gross profit	237,695	29,341	267,036
Adjustments to arrive at net income (loss):
Interest and other income, net	15,498	—	15,498
General and administrative	(31,769)	(10,853)	(42,622)
Transaction costs	(18,251)	(8)	(18,259)
Depreciation and amortization	(88,695)	(45,031)	(133,726)
Asset impairment charge	(837)	—	(837)
Interest	(73,752)	(19)	(73,771)
Interest on mandatorily redeemable preferred OP units	(3,210)	—	(3,210)
Gain (loss) on disposition of properties, net	17,447	207	17,654
Gain on settlement	4,452	—	4,452
Provision for state income taxes	(219)	—	(219)
Distributions from affiliate	1,200	—	1,200
Net income (loss)	59,559	(26,363)	33,196
Less: Preferred return to Series A-1 preferred OP units	2,654	—	2,654
Less: Preferred return to Series A-3 preferred OP units	181	—	181
Less: Preferred return to Series A-4 preferred OP units	100	—	100
Less: Amounts attributable to noncontrolling interests	3,698	(1,946)	1,752
Net income (loss) attributable to Sun Communities, Inc.	52,926	(24,417)	28,509
Less: Preferred stock distributions	6,133	—	6,133
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$46,793	$(24,417)	$22,376

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2013
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$321,739	$87,352	$409,091
Operating expenses/Cost of sales	117,412	60,732	178,144
Net operating income/Gross profit	204,327	26,620	230,947
Adjustments to arrive at net income (loss):
Interest and other income, net	13,622	—	13,622
General and administrative	(25,941)	(9,913)	(35,854)
Transaction costs	(3,928)	—	(3,928)
Depreciation and amortization	(73,729)	(36,349)	(110,078)
Interest	(73,001)	(338)	(73,339)
Interest on mandatorily redeemable preferred OP units	(3,238)	—	(3,238)
Provision for state income taxes	(234)	—	(234)
Distributions from affiliates	2,250	—	2,250
Net income (loss)	40,128	(19,980)	20,148
Less: Preferred return to Series A-1 preferred OP units	2,598	—	2,598
Less: Preferred return to Series A-3 preferred OP units	166	—	166
Less: Amounts attributable to noncontrolling interests	2,450	(1,732)	718
Net income (loss) attributable to Sun Communities, Inc.	34,914	(18,248)	16,666
Less: Preferred stock distributions	6,056	—	6,056
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$28,858	$(18,248)	$10,610

	December 31, 2015			December 31, 2014
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$3,303,287	$417,828	$3,721,115	$2,207,526	$360,638	$2,568,164
Cash and cash equivalents	44,150	936	45,086	81,864	1,595	83,459
Inventory of manufactured homes	—	14,828	14,828	—	8,860	8,860
Notes and other receivables, net	34,258	13,714	47,972	40,751	11,144	51,895
Collateralized receivables, net	139,768	—	139,768	122,962	—	122,962
Other assets, net	218,709	3,073	221,782	97,485	4,867	102,352
Total assets	$3,740,172	$450,379	$4,190,551	$2,550,588	$387,104	$2,937,692

12.    Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90% of its REIT ordinary taxable income to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2015.

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

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2015, 2014, and 2013, distributions paid per share were taxable as follows (unaudited/rounded):

	Years Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$1.08	41.7%	$0.82	31.7%	$0.87	34.6%
Capital gain	0.78	30.1%	0.64	24.6%	—	—%
Return of capital	0.74	28.2%	1.14	43.7%	1.65	65.4%
Total distributions declared	$2.60	100.0%	$2.60	100.0%	$2.52	100.0%

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

The deferred tax assets included in the consolidated balance sheets are comprised of the following tax effects of temporary differences (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$31,096	$26,214
Real estate assets	27,315	29,092
Amortization of intangibles	(128)	(128)
Gross deferred tax assets	58,283	55,178
Valuation allowance	(58,283)	(54,178)
Net deferred tax assets	$—	$1,000

SHS has operating loss carryforwards of approximately $91.5 million, or $31.1 million after tax, as of December 31, 2015. The loss carryforwards will begin to expire in 2021 through 2034 if not offset by future taxable income. Management concluded in 2015 its net deferred tax asset will not be realized and increased its valuation allowance by $1.0 million.

We had no unrecognized tax benefits as of December 31, 2015 and 2014. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of approximately 0.2 million for each of the years ended December 31, 2015, 2014 and 2013.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2008 and prior.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2015, 2014 and 2013.

In 2015, SHS underwent an audit by the Internal Revenue Service ("IRS") for the 2013 tax year. Upon conclusion of the audit, no material adjustments were required.

13.    Earnings Per Share

We have outstanding stock options, unvested restricted shares, Series A Preferred Stock, and Series A-4 Preferred Stock, and our Operating Partnership has outstanding common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, Series C preferred OP units, and Aspen preferred OP Units, which if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended December 31,
Numerator	2015	2014	2013
Net income attributable to common stockholders	$137,325	$22,376	$10,610
Allocation of income to restricted stock awards	(1,757)	(127)	(144)
Net income attributable to common stockholders after allocation	$135,568	$22,249	$10,466
Allocation of income to restricted stock awards	—	127	144
Amounts attributable to Series A-4 Preferred Stock	—	76	—
Diluted earnings: net income attributable to common stockholders after allocation	$135,568	$22,452	$10,610
Denominator
Weighted average common shares outstanding	53,686	41,337	34,228
Add: dilutive stock options	16	16	15
Add: dilutive restricted stock	—	237	167
Add: dilutive Series A-4 Preferred Stock	—	215	—
Diluted weighted average common shares and securities	53,702	41,805	34,410
Earnings per share available to common stockholders after allocation:
Basic	$2.53	$0.54	$0.31
Diluted	$2.52	$0.54	$0.31

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Restricted Stock	813	—	—
Common OP units	2,863	2,561	2,069
Series A-1 preferred OP units	388	429	455
Series A-3 preferred OP units	40	40	40
Series A-4 preferred OP units	755	669	—
Series A-4 Preferred Stock	2,067	—	—
Series C preferred OP units	340	—	—
Aspen preferred OP units	1,284	1,284	1,325
Total securities	8,550	4,983	3,889

14.    Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2015 and 2014. Income (loss) per share for the year may not equal the sum of the fiscal quarters' income (loss) per share due to changes in basic and diluted shares outstanding.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2015
Total revenues	$155,200	$165,938	$185,355	$168,238
Total expenses	151,646	154,862	163,771	165,697
Income before income taxes and distributions from affiliate	$3,554	$11,076	$21,584	$2,541

Distributions from affiliate (1)	$—	$7,500	$—	$—
Gain (loss) on disposition of properties, net	$8,769	$(13)	$18,190	$98,430
Net income attributable to Sun Communities, Inc. common stockholders	$6,869	$12,294	$28,763	$89,399

Earnings per share:
Basic	$0.13	$0.23	$0.53	$1.57
Diluted	$0.13	$0.23	$0.53	$1.56

2014
Total revenues	$111,181	$115,387	$125,435	$119,672
Total expenses	100,651	108,993	112,655	139,267
Income (loss) before income taxes and distributions from affiliate	$10,530	$6,394	$12,780	$(19,595)

Distributions from affiliate (1)	$400	$400	$400	$—
Gain on disposition of properties, net (2)	$—	$885	$13,631	$3,138
Gain on settlement	$—	$—	$—	$4,452
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,846	$4,928	$22,671	$(13,069)

Earnings (loss) per share:
Basic	$0.21	$0.12	$0.54	$(0.27)
Diluted	$0.21	$0.12	$0.54	$(0.27)

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2015:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	0.3240%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.3240%	11.0200%	—%	N/A

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, our interest rate swap agreement with a notional amount of $20.0 million expired. We did not enter into a new interest rate swap agreement.

In accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), derivative instruments are recorded at fair value in "Other assets, net" or "Other liabilities" on the Consolidated Balance Sheets. As of December 31, 2015 and 2014, the fair value of the derivatives was zero.

16.    Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt.

ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820"), requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Long Term Debt and Lines of Credit
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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2015. The table presents the carrying values and fair values of our financial instruments as of December 31, 2015 and December 31, 2014 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2015		December 31, 2014
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$20,418	$20,418	$25,884	$25,884
Collateralized receivables, net	$139,768	$139,768	$122,962	$122,962
Financial liabilities
Debt (excluding secured borrowing)	$2,179,609	$2,181,790	$1,702,643	$1,752,939
Secured borrowing	$140,440	$140,440	$123,650	$123,649
Lines of credit	$25,000	$25,000	$5,794	$5,794

17.     Recent Accounting Pronouncements

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

19. Related Party Transactions

We have entered into the following transactions with OFS LLC:

Investment in OFS LLC. We entered into an agreement with four unrelated companies and we contributed cash of approximately $0.6 million towards the formation of OFS LLC. OFS LLC purchased the loan origination platform of Origen. The purpose of the venture is to originate manufactured housing installment contracts for its members. We accounted for our investment in OFS LLC using the equity method of accounting which we have since suspended. As of December 31, 2015, we had an ownership interest in the OFS LLC of 22.9%, and the carrying value of our investment was zero.

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

We have entered into the following transactions with Origen:

Investment in Origen. We own approximately 19.3% of the outstanding shares of Origen common stock and Shiffman Origen LLC (which is owned by Gary A. Shiffman (our Chairman and Chief Executive Officer, and members of Mr. Shiffman's family and related trusts) owns approximately 3.9% of the outstanding shares of Origen common stock. Gary A. Shiffman is a member of the Board of Directors of Origen, and one of our directors, Arthur Weiss, was the trustee of a Shiffman family trust that beneficially owned Origen common stock. Ronald A. Klein, one of our directors, is the Chief Executive Officer and a director of Origen. Mr. Klein owns approximately 1.8% of the outstanding shares of Origen common stock. Mr. Shiffman, Mr. Weiss and Brian M. Hermelin, another of our directors, each beneficially own less than 1% of the outstanding shares of Origen common stock. We accounted for our investment in Origen using the equity method of accounting which we have since suspended. As of December 31, 2015, the carrying value of our investment in Origen was zero. During the second quarter of 2015, we received an initial distribution of $7.5 million from Origen.

Board Membership and Chief Executive Officer. Gary A. Shiffman, our Chairman and Chief Executive Officer, is a board member of Origen, and Ronald A. Klein is a board member and the Chief Executive Officer of Origen.

In addition to the transactions with Origen described above, Mr. Shiffman, Mr. Weiss and Mr. Klein have entered into the following transactions with us:

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 16% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Arthur A. Weiss and Ronald A. Klein owns a less than one percent indirect interest in American Center LLC. Under this lease agreement, we lease approximately 62,900 rentable square feet. The term of the lease is until October 31, 2026, and the base rent is $16.95 per square foot (gross) until October 31, 2016, with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Weiss and Mr. Klein may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2013-2015, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $4.6 million, $7.5 million and $3.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

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

ALL Acquisition

In the fourth quarter of 2014 and the first quarter of 2015, we purchased a portfolio of 59 MH communities from the Green Courte parties for aggregate consideration of $1.3 billion. In January 2015, we sold 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units for an aggregate purchase price of $12.5 million to one of the Green Courte parties. Randall K. Rowe and James R. Goldman are beneficial owner and directors and officers of certain of the Green Courte parties. In January 2015, Messrs. Rowe and Goldman were appointed to serve on our Board of Directors. In June 2015, we issued 25,664 shares of common stock and 34,219 shares of Series A-4 Preferred Stock to one of the Green Courte parties in connection with the ALL acquisition. In August 2015, we repurchased from certain of the Green Courte entities and their affiliates an aggregate of 4,066,586 shares of Series A-4 Preferred Stock at a purchase price of $31.08 per share. As part of the aforementioned repurchase, 156,625 shares of Series A-4 Preferred Stock held by Mr. Rowe and his affiliates and 22,577 shares of Series A-4 Preferred Stock held by Mr. Goldman were repurchased. See Note 2, "Real Estate Acquisitions and Dispositions" and Note 9, "Equity and Mezzanine Securities," for additional information regarding these transactions.
20. Subsequent Events

We have evaluated our financial statements for subsequent events through the date that this Form 10-K was issued.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/West Pointe	Canton, MI	B	$1,485	$14,278	$—	$8,619	$1,485	$22,897	$24,382	$10,429	2000	(A)
Allendale Meadows Mobile Village	Allendale, MI	B	366	3,684	—	11,531	366	15,215	15,581	7,397	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	A	729	6,692	—	9,922	729	16,614	17,343	8,010	1996	(A)
Apple Carr Village	Muskegon, MI	3,350	800	6,172	—	5,791	800	11,963	12,763	2,007	2011	(A)
Apple Creek Manufactured Home Community and Self Storage	Amelia, OH	C	543	5,480	—	2,134	543	7,614	8,157	3,488	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	—	456	4,410	—	3,406	456	7,816	8,272	3,348	1996	(A)
Ariana Village Mobile Home Park	Lakeland, FL	5,809	240	2,195	—	1,306	240	3,501	3,741	1,938	1994	(A)
Autumn Ridge	Ankeny, IA	B	890	8,054	(33)	3,894	857	11,948	12,805	5,988	1996	(A)
Bell Crossing	Clarksville, TN	C	717	1,916	(13)	8,767	704	10,683	11,387	4,437	1999	(A)
Big Timber Lake RV Resort	Cape May, NJ	A	590	21,308	—	1,726	590	23,034	23,624	2,194	2013	(A)
Blazing Star	San Antonio, TX	—	750	6,163	—	1,374	750	7,537	8,287	1,021	2012	(A)
Blue Heron Pines	Punta Gorda, FL	19,018	410	35,294	—	394	410	35,688	36,098	615	2015	(A)
Blueberry Hill	Bushnell, FL	C	3,830	3,240	—	2,501	3,830	5,741	9,571	811	2012	(A)
Boulder Ridge	Pflugerville, TX	C	1,000	500	3,324	24,433	4,324	24,933	29,257	11,635	1998	(C)
Branch Creek Estates	Austin, TX	B	796	3,716	—	5,323	796	9,039	9,835	5,182	1995	(A)
Brentwood Mobile Village	Kentwood, MI	—	385	3,592	—	2,549	385	6,141	6,526	3,435	1996	(A)
Brentwood Estates	Hudson, FL	6,145	1,150	9,359	—	348	1,150	9,707	10,857	176	2015	(A)
Brentwood West	Mesa, AZ	17,556	13,620	24,202	—	435	13,620	24,637	38,257	1,286	2014	(A)
Brookside Mobile Home Village	Goshen, IN	B	260	1,080	386	14,115	646	15,195	15,841	7,184	1985	(A)
Brookside Village	Kentwood, MI	7,670	170	5,564	—	733	170	6,297	6,467	1,050	2011	(A)
Buttonwood Bay	Sebring, FL	35,750	1,952	18,294	—	5,659	1,952	23,953	25,905	10,776	2001	(A)
Byron Center Mobile Village	Byron Center, MI	A	253	2,402	—	2,557	253	4,959	5,212	2,656	1996	(A)
Camelot Villa	Macomb, MI	A	910	21,211	—	10,636	910	31,847	32,757	2,729	2013	(A)
Candlelight Village	Sauk Village, IL	A	600	5,623	—	8,024	600	13,647	14,247	6,698	1996	(A)
Carriage Cove	Sanford, FL	17,652	6,050	21,235	—	1,350	6,050	22,585	28,635	1,180	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation		Date	Acquired (A) or Constructed (C)
Carrington Pointe	Ft. Wayne, IN	B	1,076	3,632	—	8,483	1,076	12,115	13,191	5,521		1997	(A)
Castaways RV Resort & Campground	Berlin, MD	22,186	14,320	22,277	—	4,552	14,320	26,829	41,149	1,591		2014	(A)
Cave Creek	Evans, CO	C	2,241	15,343	—	17,653	2,241	32,996	35,237	8,194		2004	(A)
Chisholm Point Estates	Pflugerville, TX	B	609	5,286	—	5,843	609	11,129	11,738	6,427		1995	(A)
Cider Mill Crossings	Fenton, MI	C	520	1,568	—	13,338	520	14,906	15,426	3,059		2011	(A)
Cider Mill Village	Middleville, MI	A	250	3,590	—	3,753	250	7,343	7,593	1,238		2011	(A)
Clear Water Mobile Village	South Bend, IN	B	80	1,270	61	5,789	141	7,059	7,200	3,119		1986	(A)
Club Naples	Naples, FL	C	5,780	4,952	—	1,911	5,780	6,863	12,643	1,172		2011	(A)
Cobus Green Mobile Home Park	Osceola, IN	A	762	7,037	—	7,530	762	14,567	15,329	7,215		1993	(A)
Comal Farms	New Braunfels, TX	C	1,455	1,732	—	8,719	1,455	10,451	11,906	4,514		2000	(A&C)
Continental North	Davison, MI	A	749	6,089	—	11,390	749	17,479	18,228	9,293		1996	(A)
Corporate Headquarters	Southfield, MI	—	—	—	—	24,670	—	24,670	24,670	12,017		Various
Country Acres Mobile Village	Cadillac, MI	A	380	3,495	—	3,540	380	7,035	7,415	3,464		1996	(A)
Country Hills Village	Hudsonville, MI	A	340	3,861	—	3,032	340	6,893	7,233	1,548		2011	(A)
Country Meadows Mobile Village	Flat Rock, MI	B	924	7,583	296	19,076	1,220	26,659	27,879	14,171		1994	(A)
Country Meadows Village	Caledonia, MI	C	550	5,555	—	3,050	550	8,605	9,155	1,708		2011	(A)
Countryside Atlanta	Lawrenceville, GA	12,950	1,274	10,957	—	1,803	1,274	12,760	14,034	4,925		2004	(A)
Countryside Estates	Mckean, PA	7,020	320	11,610	—	1,088	320	12,698	13,018	648		2014	(A)
Countryside Gwinnett	Buford, GA	10,014	1,124	9,539	—	4,259	1,124	13,798	14,922	5,838		2004	(A)
Countryside Lake Lanier	Buford, GA	16,810	1,916	16,357	—	9,540	1,916	25,897	27,813	9,373		2004	(A)
Countryside Village	Great Falls, MT	3,853	430	7,157	—	382	430	7,539	7,969	385		2014	(A)
Creekwood Meadows	Burton, MI	A	808	2,043	404	14,235	1,212	16,278	17,490	8,246		1997	(C)
Cutler Estates Mobile Village	Grand Rapids, MI	C	749	6,941	—	4,039	749	10,980	11,729	5,880		1996	(A)
Cypress Greens	Lake Alfred, FL	7,893	960	17,518	—	581	960	18,099	19,059	316	0.173	2015	(A)
Deerfield Run	Anderson, IN	C	990	1,607	—	6,171	990	7,778	8,768	3,175		1999	(A)
Deerwood	Orlando, FL	30,669	6,920	37,593	—	1,782	6,920	39,375	46,295	675		2015	(A)
Desert Harbor	Apache Junction, AZ	11,850	3,940	14,891	—	148	3,940	15,039	18,979	780		2014	(A)
Driftwood Camping Resort	Clermont, NJ	19,504	1,450	29,851	—	2,205	1,450	32,056	33,506	1,859		2014	(A)
Dutton Mill Village	Caledonia, MI	A	370	8,997	—	2,015	370	11,012	11,382	1,853		2011	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Eagle Crest	Firestone, CO	B	2,015	150	—	33,122	2,015	33,272	35,287	13,739	1998	(C)
East Fork	Batavia, OH	C	1,280	6,302	—	16,685	1,280	22,987	24,267	7,160	2000	(A&C)
East Village Estates	Washington Twp., MI	20,672	1,410	25,413	—	3,454	1,410	28,867	30,277	3,783	2012	(A)
Egelcraft	Muskegon, MI	12,561	690	22,596	—	1,461	690	24,057	24,747	1,250	2014	(A)
Fairfield Village	Ocala, FL	11,405	1,160	18,673	—	—	1,160	18,673	19,833	324	2015	(A)
Fiesta Village	Mesa, AZ	C	2,830	4,475	—	231	2,830	4,706	7,536	241	2014	(A)
Fisherman's Cove	Flint, MI	A	380	3,438	—	3,742	380	7,180	7,560	4,129	1993	(A)
Forest Meadows	Philomath, OR	A	1,031	2,050	—	710	1,031	2,760	3,791	1,497	1999	(A)
Forest View	Homosassa, FL	8,404	1,330	22,056	—	87	1,330	22,143	23,473	389	2015	(A)
Fort Whaley	Whaleyville, MD	C	510	5,194	—	159	510	5,353	5,863	87	2015	(A)
Four Seasons	Elkhart, IN	A	500	4,811	—	3,272	500	8,083	8,583	3,522	2000	(A)
Frenchtown Villa/Elizabeth Woods	Newport, MI	30,975	1,450	52,327	—	4,223	1,450	56,550	58,000	2,925	2014	(A)
Frontier Town	Ocean City, MD	C	18,960	43,166	—	589	18,960	43,755	62,715	785	2015	(A)
Glen Laurel	Concord, NC	C	1,641	453	—	14,492	1,641	14,945	16,586	5,746	2001	(A&C)
Gold Coaster	Homestead, FL	A	446	4,234	172	5,062	618	9,296	9,914	4,220	1997	(A)
Grand Mobile Estates	Grand Rapids, MI	—	374	3,587	—	3,805	374	7,392	7,766	3,358	1996	(A)
Grand Lakes	Citra, FL	C	5,280	4,501	—	2,935	5,280	7,436	12,716	1,037	2012	(A)
The Grove at Alta Ridge	Thornton, CO	28,640	5,370	37,116	—	—	5,370	37,116	42,486	1,929	2014	(A)
Groves RV Resort	Ft. Myers, FL	A	249	2,396	—	3,166	249	5,562	5,811	2,022	1997	(A)
Gulfstream Harbor	Orlando, FL	32,168	14,510	78,930	—	1,674	14,510	80,604	95,114	1,397	2015	(A)
Gwynn's Island RV Resort & Campground	Gwynn, VA	C	760	595	—	1,629	760	2,224	2,984	243	2013	(A)
Hamlin	Webberville, MI	—	125	1,675	536	10,527	661	12,202	12,863	5,185	1984	(A)
The Hamptons	Auburndale, FL	49,096	15,890	67,555	—	202	15,890	67,757	83,647	1,176	2015	(A)
Hickory Hills Village	Battle Creek, MI	4,110	760	7,697	—	2,273	760	9,970	10,730	1,788	2011	(A)
Hidden Ridge RV Resort	Hopkins, MI	C	440	893	—	1,542	440	2,435	2,875	388	2011	(A)
High Pointe	Frederica, DE	17,282	898	7,031	(42)	6,573	856	13,604	14,460	5,664	1997	(A)
Holiday West Village	Holland, MI	C	340	8,067	—	1,426	340	9,493	9,833	1,672	2011	(A)
Holly Village/Hawaiian Gardens	Holly, MI	—	1,514	13,596	—	4,057	1,514	17,653	19,167	6,266	2004	(A)
Holly Forest Estates	Holly Hill, FL	B	920	8,376	—	810	920	9,186	10,106	5,351	1997	(A)
Hunters Crossing	Capac, MI	C	430	1,092	—	963	430	2,055	2,485	268	2012	(A)
Hunters Glen	Wayland, MI	C	1,102	11,926	—	7,128	1,102	19,054	20,156	6,675	2004	(A)
Indian Creek Park	Ft. Myers Beach, FL	67,781	3,832	34,660	—	9,095	3,832	43,755	47,587	24,149	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Indian Creek RV & Camping Resort	Geneva on the Lake, OH	C	420	20,791	(5)	3,467	415	24,258	24,673	2,158	2013	(A)
Island Lakes	Merritt Island, FL	12,586	700	6,431	—	613	700	7,044	7,744	4,538	1995	(A)
Jellystone Park(TM) of Western New York	North Java, NY	7,035	870	8,884	—	2,595	870	11,479	12,349	1,383	2013	(A)
Jellystone Park(TM) at Birchwood Acres	Greenfield Park, NY	4,114	560	5,527	—	4,209	560	9,736	10,296	1,028	2013	(A)
Kensington Meadows	Lansing, MI	B	250	2,699	—	8,844	250	11,543	11,793	6,125	1995	(A)
Kings Court Mobile Village	Traverse City, MI	B	1,473	13,782	(11)	4,093	1,462	17,875	19,337	10,798	1996	(A)
Kings Lake	DeBary, FL	9,682	280	2,542	—	2,912	280	5,454	5,734	3,066	1994	(A)
King's Pointe	Lake Alfred, FL	8,354	510	16,763	—	125	510	16,888	17,398	292	2015	(A)
Knollwood Estates	Allendale, MI	2,620	400	4,061	—	3,755	400	7,816	8,216	3,542	2001	(A)
La Casa Blanca	Apache Junction, AZ	8,449	4,370	14,142	—	366	4,370	14,508	18,878	747	2014	(A)
La Costa Village	Port Orange, FL	40,123	3,640	62,315	—	377	3,640	62,692	66,332	1,084	2015	(A)
La Hacienda RV Resort	Austin, TX	C	3,670	22,225	—	310	3,670	22,535	26,205	501	2015	(A)
Lafayette Place	Warren, MI	A	669	5,979	—	6,019	669	11,998	12,667	5,818	1998	(A)
Lake In Wood	Narvon, PA	10,840	7,360	7,097	—	1,248	7,360	8,345	15,705	1,136	2012	(A)
Lake Juliana Landings	Auburndale, FL	A	335	3,048	—	1,817	335	4,865	5,200	2,805	1994	(A)
Lake Laurie RV & Camping Resort	Cape May, NJ	C	650	7,736	—	4,906	650	12,642	13,292	1,359	2013	(A)
Lake Pointe Village	Mulberry, FL	16,324	480	29,795	—	186	480	29,981	30,461	515	2015	(A)
Lake Rudolph RV Campground & RV Resort	Santa Claus, IN	18,067	2,340	28,113	—	3,288	2,340	31,401	33,741	2,461	2014	(A)
Lake San Marino RV Park	Naples, FL	A	650	5,760	—	3,565	650	9,325	9,975	4,199	1996	(A)
Lakeshore Landings	Orlando, FL	10,000	2,570	19,481	—	485	2,570	19,966	22,536	1,022	2014	(A)
Lakeshore Villas	Tampa, FL	9,875	3,080	18,983	—	119	3,080	19,102	22,182	332	2015	(A)
Lakeside Crossing	Conway, SC	14,533	3,770	31,615	—	—	3,770	31,615	35,385	547	2015	(A)
Lakeview	Ypsilanti, MI	C	1,156	10,903	(1)	5,292	1,155	16,195	17,350	6,208	2004	(A)
Lamplighter	Port Orange, FL	7,752	1,330	12,846	—	313	1,330	13,159	14,489	227	2015	(A)
Leisure Village	Belmont, MI	C	360	8,219	—	264	360	8,483	8,843	1,328	2011	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	3,150	182	4,351	4,533	2,448	1985	(A)
Lincoln Estates	Holland, MI	C	455	4,201	—	2,966	455	7,167	7,622	3,926	1996	(A)
Lost Dutchman/Blue Star	Apache Junction, AZ	6,765	5,120	12,720	—	3,171	5,120	15,891	21,011	761	2014	(A)
Maple Brook	Matteson, IL	26,301	8,460	48,865	—	529	8,460	49,394	57,854	2,545	2014	(A)
Maplewood Manor	Brunswick, ME	8,325	1,770	12,982	—	1,422	1,770	14,404	16,174	713	2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Meadow Lake Estates	White Lake, MI	B	1,188	11,498	127	9,192	1,315	20,690	22,005	12,358	1994	(A)
Meadowbrook	Charlotte, NC	C	1,310	6,570	—	16,686	1,310	23,256	24,566	7,243	2000	(A&C)
Meadowbrook Estates	Monroe, MI	A	431	3,320	379	12,930	810	16,250	17,060	8,814	1986	(A)
Meadowbrook Village	Tampa, FL	—	519	4,728	—	741	519	5,469	5,988	3,703	1994	(A)
Meadowlands of Gibraltar	Rockwood, MI	7,805	640	7,673	—	2,407	640	10,080	10,720	168	2015	(A)
Merrymeeting	Brunswick, ME	C	250	1,020	—	390	250	1,410	1,660	55	2014	(A)
Mountain View	Mesa, AZ	11,150	5,490	12,325	—	209	5,490	12,534	18,024	655	2014	(A)
Naples RV Resort	Naples, FL	C	3,640	2,020	—	1,534	3,640	3,554	7,194	558	2011	(A)
New Point RV Resort	New Point, VA	C	1,550	5,259	—	3,416	1,550	8,675	10,225	894	2013	(A)
North Lake	Moore Haven, FL	C	4,150	3,486	—	1,345	4,150	4,831	8,981	839	2011	(A)
North Point Estates	Pueblo, CO	C	1,582	3,027	—	5,367	1,582	8,394	9,976	3,227	2001	(C)
Northville Crossings	Northville, MI	20,007	1,250	29,564	(14)	9,867	1,236	39,431	40,667	5,615	2012	(A)
Oak Creek	Coarsegold, CA	9,750	4,760	11,185	—	985	4,760	12,170	16,930	608	2014	(A)
Oak Crest	Austin, TX	C	4,311	12,611	—	11,059	4,311	23,670	27,981	8,165	2002	(A)
Oak Island Village	East Lansing, MI	3,177	320	6,843	—	2,324	320	9,167	9,487	1,645	2011	(A)
Oak Ridge	Manteno, IL	18,121	1,090	36,941	—	1,310	1,090	38,251	39,341	1,923	2014	(A)
Oakwood Village	Miamisburg, OH	B	1,964	6,401	—	13,994	1,964	20,395	22,359	9,423	1998	(A)
Orange City RV Resort	Orange City, FL	C	920	5,540	—	1,424	920	6,964	7,884	1,097	2011	(A)
Orange Tree Village	Orange City, FL	11,555	283	2,530	15	1,027	298	3,557	3,855	2,266	1994	(A)
Orchard Lake	Milford, OH	C	395	4,025	(15)	1,288	380	5,313	5,693	2,385	1999	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	39,902	11,836	76,143	—	9,749	11,836	85,892	97,728	11,631	2012	(A)
Palm Key Village	Davenport, FL	10,850	3,840	15,661	—	81	3,840	15,742	19,582	276	2015	(A)
Park Place	Sebastian, FL	19,601	1,360	48,678	—	—	1,360	48,678	50,038	835	2015	(A)
Park Royale	Pinellas Park, FL	10,401	670	29,046	—	—	670	29,046	29,716	506	2015	(A)
Parkside Village	Cheektowaga, NY	5,002	550	10,402	—	92	550	10,494	11,044	541	2014	(A)
Paso Robles RV Resort	Paso Robles, CA	—	1,396	—	—	869	1,396	869	2,265	—	2014	(A)
Pebble Creek	Greenwood, IN	C	1,030	5,074	—	6,530	1,030	11,604	12,634	5,633	2000	(A&C)
Pecan Branch	Georgetown, TX	C	1,379	—	235	4,739	1,614	4,739	6,353	2,275	1999	(C)
Pelican Bay	Micco, FL	4,065	470	10,543	—	225	470	10,768	11,238	213	2015	(A)
Peter's Pond RV Resort	Sandwich, MA	C	4,700	22,840	—	3,349	4,700	26,189	30,889	2,846	2013	(A)
Pheasant Ridge	Lancaster, PA	A	2,044	19,279	—	527	2,044	19,806	21,850	8,882	2002	(A)
Pin Oak Parc	O'Fallon, MO	B	1,038	3,250	467	12,174	1,505	15,424	16,929	6,663	1994	(A)
Pine Hills	Middlebury, IN	A	72	544	60	3,447	132	3,991	4,123	2,089	1980	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Pine Ridge	Prince George, VA	—	405	2,397	—	4,074	405	6,471	6,876	3,395	1986	(A)
Pine Trace	Houston, TX	C	2,907	17,169	(259)	18,824	2,648	35,993	38,641	8,557	2004	(A)
Pinebrook Village	Grand Rapids, MI	C	130	5,692	—	1,737	130	7,429	7,559	1,266	2011	(A)
Plantation Landings	Haines City, FL	13,505	3,070	30,973	—	230	3,070	31,203	34,273	541	2015	(A)
Presidential Estates Mobile Village	Hudsonville, MI	B	680	6,314	—	6,634	680	12,948	13,628	6,658	1996	(A)
Rainbow RV Resort	Frostproof, FL	A	1,890	5,682	—	3,246	1,890	8,928	10,818	1,077	2012	(A)
Rancho Mirage	Apache Junction, AZ	13,384	7,510	22,238	—	589	7,510	22,827	30,337	1,170	2014	(A)
Reserve at Fox Creek	Bullhead City, AZ	12,489	1,950	20,074	—	407	1,950	20,481	22,431	1,050	2014	(A)
Richmond Place	Richmond, MI	A	501	2,040	—	2,209	501	4,249	4,750	2,091	1998	(A)
The Ridge	Davenport, FL	19,387	8,350	35,463	—	59	8,350	35,522	43,872	620	2015	(A)
River Haven Village	Grand Haven, MI	C	1,800	16,967	—	8,456	1,800	25,423	27,223	10,679	2001	(A)
River Ranch	Austin, TX	C	4,690	843	(4)	38,783	4,686	39,626	44,312	6,944	2000	(A&C)
River Ridge	Austin, TX	9,473	3,201	15,090	—	10,871	3,201	25,961	29,162	9,711	2002	(A)
Riverside Club	Ruskin, FL	26,355	1,600	66,207	—	680	1,600	66,887	68,487	1,161	2015	(A)
Rock Crusher Canyon RV Park	Crystal River, FL	—	420	5,542	—	293	420	5,835	6,255	110	2015	(A)
Roxbury Park	Goshen, IN	B	1,057	9,870	—	4,035	1,057	13,905	14,962	6,037	2001	(A)
Royal Country	Miami, FL	54,000	2,290	20,758	—	2,063	2,290	22,821	25,111	15,719	1994	(A)
Royal Palm Village	Haines City, FL	11,900	1,730	27,446	—	379	1,730	27,825	29,555	485	2015	(A)
Rudgate Clinton	Clinton Township, MI	27,357	1,090	23,664	—	5,910	1,090	29,574	30,664	3,835	2012	(A)
Rudgate Manor	Sterling Heights, MI	16,369	1,440	31,110	—	8,289	1,440	39,399	40,839	5,063	2012	(A)
Saco/Old Orchard Beach KOA	Saco, ME	C	790	3,576	—	2,167	790	5,743	6,533	415	2014	(A)
Saddle Oak Club	Ocala, FL	B	730	6,743	—	1,369	730	8,112	8,842	5,255	1995	(A)
Saddlebrook	San Marcos, TX	C	1,703	11,843	—	16,827	1,703	28,670	30,373	8,201	2002	(A)
Savanna Club	Port St. Lucie, FL	55,759	12,810	79,887	—	—	12,810	79,887	92,697	1,379	2015	(A)
Scio Farms Estates	Ann Arbor, MI	—	2,300	22,659	(11)	14,300	2,289	36,959	39,248	20,953	1995	(A)
Sea Air Village	Rehoboth Beach, DE	20,000	1,207	10,179	—	2,111	1,207	12,290	13,497	5,380	1997	(A)
Seaport RV Resort	Old Mystic, CT	C	120	290	—	2,110	120	2,400	2,520	402	2013	(A)
Seashore Campsites RV Park and Campground	Cape May, NJ	17,294	1,030	23,228	—	1,990	1,030	25,218	26,248	1,434	2014	(A)
Serendipity	North Fort Myers, FL	10,980	1,160	23,522	—	880	1,160	24,402	25,562	450	2015	(A)
Sheffield Estates	Auburn Hills, MI	C	778	7,165	—	2,150	778	9,315	10,093	3,115	2006	(A)
Siesta Bay RV Park	Ft. Myers, FL	A	2,051	18,549	—	3,849	2,051	22,398	24,449	12,876	1996	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Silver Springs	Clinton Township, MI	7,912	861	16,595	—	4,522	861	21,117	21,978	2,957	2012	(A)
Sky Harbor	Cheektowaga, NY	14,575	2,318	24,253	—	1,286	2,318	25,539	27,857	1,291	2014	(A)
Skyline	Fort Collins, CO	10,435	2,260	12,120	—	502	2,260	12,622	14,882	649	2014	(A)
Southfork	Belton, MO	A	1,000	9,011	—	6,957	1,000	15,968	16,968	7,150	1997	(A)
Southern Hills/Northridge Place	Stewartville, MN	8,000	360	12,723	—	2,794	360	15,517	15,877	772	2014	(A)
Southport Springs	Zephyrhills, FL	19,661	15,060	17,229	—	653	15,060	17,882	32,942	352	2015	(A)
Southwood Village	Grand Rapids, MI	5,358	300	11,517	—	1,965	300	13,482	13,782	2,195	2011	(A)
St. Clair Place	St. Clair, MI	A	501	2,029	—	1,488	501	3,517	4,018	1,889	1998	(A)
Stonebridge	San Antonio, TX	C	2,515	2,096	(615)	8,175	1,900	10,271	12,171	4,722	2000	(A&C)
Stonebridge	Richfield Twp., MI	—	2,044	—	2,227	—	4,271	—	4,271	—	1998	(C)
Stonebrook	Homosassa, FL	4,461	650	14,063	—	136	650	14,199	14,849	245	2015	(A)
Summit Ridge	Converse, TX	C	2,615	2,092	(883)	22,052	1,732	24,144	25,876	5,942	2000	(A&C)
Sun Valley	Apache Junction, AZ	9,554	2,750	18,408	—	510	2,750	18,918	21,668	977	2014	(A)
Sun Villa Estates	Reno, NV	18,300	2,385	11,773	(1,100)	1,103	1,285	12,876	14,161	7,178	1998	(A)
Sundance	Zephyrhills, FL	13,519	890	25,306	—	283	890	25,589	26,479	443	2015	(A)
Sunlake Estates	Grand Island, FL	10,974	6,290	24,084	—	342	6,290	24,426	30,716	427	2015	(A)
Sunset Ridge	Kyle, TX	C	2,190	2,775	—	6,821	2,190	9,596	11,786	4,454	2000	(A&C)
Sunset Ridge	Portland, MI	C	2,044	—	(9)	15,705	2,035	15,705	17,740	7,155	1998	(C)
Swan Meadow Village	Dillon, CO	14,325	2,140	19,734	—	345	2,140	20,079	22,219	1,196	2014	(A)
Sycamore Village	Mason, MI	5,675	390	13,341	—	3,391	390	16,732	17,122	2,909	2011	(A)
Tamarac Village	Ludington, MI	5,223	300	12,028	85	2,860	385	14,888	15,273	2,198	2011	(A)
Tampa East	Dover, FL	A	734	6,310	—	4,084	734	10,394	11,128	3,382	2005	(A)
Three Lakes	Hudson, FL	C	5,050	3,361	—	1,999	5,050	5,360	10,410	794	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	5,775	640	9,008	—	693	640	9,701	10,341	488	2014	(A)
Timber Ridge	Ft. Collins, CO	B	990	9,231	—	3,810	990	13,041	14,031	7,433	1996	(A)
Timberline Estates	Coopersville, MI	B	535	4,867	—	6,073	535	10,940	11,475	5,563	1994	(A)
Town & Country Mobile Village	Traverse City, MI	A	406	3,736	—	1,346	406	5,082	5,488	3,047	1996	(A)
Town & Country Village	Lisbon, ME	2,700	230	4,539	—	1,664	230	6,203	6,433	272	2014	(A)
The Villas at Calla Pointe	Cheektowaga, NY	3,924	380	11,014	—	31	380	11,045	11,425	568	2014	(A)
Vines RV Resort	Paso Robles, CA	C	890	7,110	—	760	890	7,870	8,760	723	2013	(A)
Vizcaya Lakes	Port Charlotte, FL	C	670	4,221	—	—	670	4,221	4,891	73	2015	(A)
Walden Woods	Homosassa, FL	17,953	1,550	26,375	—	153	1,550	26,528	28,078	459	2015	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2015
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Wagon Wheel RV Resort & Campground	Old Orchard Beach, ME	C	590	7,703	—	2,856	590	10,559	11,149	1,195	2013	(A)
Warren Dunes Village	Bridgman, MI	C	310	3,350	—	1,763	310	5,113	5,423	988	2011	(A)
Water Oak Country Club Estates	Lady Lake, FL	52,648	2,834	16,706	101	19,158	2,935	35,864	38,799	17,364	1993	(A)
Waverly Shores Village	Holland, MI	4,845	340	7,267	—	456	340	7,723	8,063	1,249	2011	(A)
West Village Estates	Romulus, MI	6,366	884	19,765	—	3,539	884	23,304	24,188	3,016	2012	(A)
Westbrook Senior Village	Toledo, OH	B	355	3,295	—	659	355	3,954	4,309	1,711	2001	(A)
Westbrook Village	Toledo, OH	B	1,110	10,462	—	4,532	1,110	14,994	16,104	7,153	1999	(A)
Westside Ridge	Auburndale, FL	7,671	760	10,714	—	378	760	11,092	11,852	194	2015	(A)
Westward Ho RV Resort & Campground	Glenbeulah, WI	C	1,050	5,642	—	2,275	1,050	7,917	8,967	811	2013	(A)
White Lake Mobile Home Village	White Lake, MI	B	672	6,179	—	9,725	672	15,904	16,576	7,971	1997	(A)
Wild Acres RV Resort & Campground	Old Orchard Beach, ME	C	1,640	26,786	—	3,930	1,640	30,716	32,356	3,599	2013	(A)
Wildwood Community	Sandwich, IL	19,205	1,890	37,732	—	789	1,890	38,521	40,411	1,968	2014	(A)
Willowbrook Place	Toledo, OH	B	781	7,054	—	4,041	781	11,095	11,876	5,339	1997	(A)
Windham Hills Estates	Jackson, MI	B	2,673	2,364	—	16,983	2,673	19,347	22,020	8,461	1998	(A)
Windmill Village	Davenport, FL	25,760	7,560	36,294	—	1	7,560	36,295	43,855	632	2015	(A)
Windsor Woods Village	Wayland, MI	C	270	5,835	—	3,778	270	9,613	9,883	1,753	2011	(A)
Wine Country RV Resort	Paso Robles, CA	C	1,740	11,510	—	1,965	1,740	13,475	15,215	745	2014	(A)
Woodhaven Place	Woodhaven, MI	B	501	4,541	—	4,639	501	9,180	9,681	4,144	1998	(A)
Woodlake Trails	San Antonio, TX	C	1,186	287	(56)	10,714	1,130	11,001	12,131	3,287	2000	(A&C)
Woodland Park Estates	Eugene, OR	1,139	1,592	14,398	—	1,142	1,592	15,540	17,132	8,805	1998	(A)
Woodlands at Church Lake	Groveland, FL	3,408	2,480	9,072	—	271	2,480	9,343	11,823	171	2015	(A)
Woodside Terrace	Holland, OH	B	1,064	9,625	(1)	7,168	1,063	16,793	17,856	8,037	1997	(A)
			$468,468	$3,047,468	$5,919	$1,051,667	$474,387	$4,099,135	$4,573,522	$852,407

A These communities collateralize $636.9 million of secured debt.
B These communities collateralize $759.0 million of secured debt.
C These communities support the borrowing base for our secured line of credit, which had 25.0 million outstanding.
D These communities collateralize $498.7 million of secured debt.
E These communities collateralize $197.4 million of secured debt.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2015
(amounts in thousands)

The change in investment property for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$3,363,917	$2,489,119	$2,177,305
Community and land acquisitions, including immediate improvements	1,214,482	798,827	192,660
Community expansion and development	28,660	22,195	17,985
Improvements, other	195,439	173,989	145,916
Asset impairment	—	(1,870)	—
Dispositions and other	(228,976)	(118,343)	(44,747)
Ending balance	$4,573,522	$3,363,917	$2,489,119

The change in accumulated depreciation for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Years Ended December 31,
	2015	2014	2013
Beginning balance	$795,753	$734,067	$659,169
Depreciation for the period	159,706	121,103	96,499
Asset impairment	—	(1,033)	—
Dispositions and other	(103,052)	(58,384)	(21,601)
Ending balance	$852,407	$795,753	$734,067