Form 10-Q
period 2016-03-31
SUN COMMUNITIES INC
filed 2016-04-26
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of March 31, 2016:  64,577,863

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) March 31, 2016	December 31, 2015
ASSETS
Land	$456,380	$451,340
Land improvements and buildings	3,586,969	3,535,909
Rental homes and improvements	469,217	460,480
Furniture, fixtures and equipment	104,855	102,746
Land held for future development	23,047	23,047
Investment property	4,640,468	4,573,522
Accumulated depreciation	(889,941)	(852,407)
Investment property, net (including $91,246 and $92,009 for consolidated variable interest entities at March 31, 2016 and December 31, 2015; see Note 7)	3,750,527	3,721,115
Cash and cash equivalents	410,408	45,086
Inventory of manufactured homes	16,636	14,828
Notes and other receivables, net	54,124	47,972
Collateralized receivables, net	142,944	139,768
Other assets, net	188,247	213,030
TOTAL ASSETS	$4,562,886	$4,181,799
LIABILITIES
Mortgage loans payable (including $63,450 and $64,082 for consolidated variable interest entities at March 31, 2016 and December 31, 2015; see Note 7)	$2,114,818	$2,125,267
Secured borrowings on collateralized receivables	143,664	140,440
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	58,065	24,687
Distributions payable	45,351	41,265
Other liabilities (including $4,213 and $4,091 for consolidated variable interest entities at March 31, 2016 and December 31, 2015; see Note 7)	184,102	184,859
TOTAL LIABILITIES	2,591,903	2,562,421
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 2,067 shares at March 31, 2016 and December 31, 2015	61,732	61,732
Series A-4 preferred OP units	20,762	21,065
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at March 31, 2016 and December 31, 2015	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 64,578 shares at March 31, 2016 and 58,395 shares at December 31, 2015	646	584
Additional paid-in capital	2,706,657	2,319,314
Distributions in excess of accumulated earnings	(896,896)	(864,122)
Total Sun Communities, Inc. stockholders' equity	1,810,441	1,455,810
Noncontrolling interests:
Common and preferred OP units	80,018	82,538
Consolidated variable interest entities	(1,970)	(1,767)
Total noncontrolling interests	78,048	80,771
TOTAL STOCKHOLDERS’ EQUITY	1,888,489	1,536,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,562,886	$4,181,799

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
REVENUES
Income from real property	$129,235	$119,525
Revenue from home sales	24,737	16,834
Rental home revenue	11,708	11,129
Ancillary revenues	4,613	3,191
Interest	3,945	3,984
Brokerage commissions and other income, net	406	537
Total revenues	174,644	155,200
COSTS AND EXPENSES
Property operating and maintenance	31,201	29,214
Real estate taxes	9,585	8,715
Cost of home sales	18,184	12,557
Rental home operating and maintenance	5,876	5,605
Ancillary expenses	3,508	2,546
Home selling expenses	2,278	1,690
General and administrative	13,792	11,628
Transaction costs	2,721	9,449
Depreciation and amortization	48,412	44,001
Interest	26,294	25,389
Interest on mandatorily redeemable preferred OP units	787	852
Total expenses	162,638	151,646
Income before other gains	12,006	3,554
Gain on disposition of properties, net	—	8,769
Provision for income taxes	(228)	(75)
Net income	11,778	12,248
Less: Preferred return to preferred OP units	1,273	1,029
Less: Amounts attributable to noncontrolling interests	276	264
Net income attributable to Sun Communities, Inc.	10,229	10,955
Less: Preferred stock distributions	2,354	4,086
Net income attributable to Sun Communities, Inc. common stockholders	$7,875	$6,869
Weighted average common shares outstanding:
Basic	57,736	52,498
Diluted	58,126	52,892
Earnings per share (See Note 13):
Basic	$0.14	$0.13
Diluted	$0.14	$0.13

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income/comprehensive income	$11,778	$12,248
Less: Comprehensive income attributable to the noncontrolling interests	276	264
Comprehensive income attributable to Sun Communities, Inc.	$11,502	$11,984

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2015	$34	$584	$2,319,314	$(864,122)	$80,771	$1,536,581
Issuance of common stock from exercise of options, net	—	—	149	—	—	149
Issuance, conversion of OP units and associated costs of common stock, net	—	62	384,990	—	(108)	384,944
Share-based compensation - amortization and forfeitures	—	—	2,204	58	—	2,262
Net income	—	—	—	11,499	243	11,742
Distributions	—	—	—	(44,331)	(2,858)	(47,189)
Balance at March 31, 2016	$34	$646	$2,706,657	$(896,896)	$78,048	$1,888,489

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$11,778	$12,248
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(2,661)	(1,526)
Gain on disposition of properties, net	—	(8,769)
Share-based compensation	2,262	1,475
Depreciation and amortization	47,594	43,454
Amortization of below market lease intangible	(1,350)	(1,051)
Amortization of debt premium intangible	(2,479)	(1,955)
Amortization of deferred financing costs	484	390
Change in notes receivable from financed sales of inventory homes, net of repayments	(3,664)	(2,646)
Change in inventory, other assets and other receivables, net	(1,229)	1,553
Change in other liabilities	191	(2,229)
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,926	40,944
INVESTING ACTIVITIES:
Investment in properties	(48,220)	(40,339)
Acquisitions of properties	—	(148,620)
Payments for deposits on acquisitions	(13)	(1,950)
Proceeds related to disposition of assets and depreciated homes, net	2,847	1,343
Proceeds related to the disposition of properties	1,634	17,282
Issuance of notes and other receivables	(1,746)	(40,206)
Repayments of notes and other receivables	248	320
NET CASH USED FOR INVESTING ACTIVITIES	(45,250)	(212,170)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	384,915	33,618
Net proceeds from stock option exercise	149	71
Borrowings on lines of credit	44,820	4,863
Proceeds from issuance of other debt	8,096	255,136
Proceeds received from return of prepaid deferred financing costs	—	4,986
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(43,511)	(38,119)
Payments on lines of credit	(11,459)	(10,513)
Payments on other debt	(8,249)	(36,185)
Payments for deferred financing costs	(15,115)	(1,209)
NET CASH PROVIDED BY FINANCING ACTIVITIES	359,646	212,648
Net change in cash and cash equivalents	365,322	41,422
Cash and cash equivalents, beginning of period	45,086	83,459
Cash and cash equivalents, end of period	$410,408	$124,881

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $101 and $124, respectively)	$26,813	$21,452
Cash paid for interest on mandatorily redeemable debt	$787	$855
Cash paid for income taxes	$100	$14
Noncash investing and financing activities:
Reduction in secured borrowing balance	$4,872	$3,936
Change in distributions declared and outstanding	$3,984	$3,457
Conversion of common and preferred OP units	$137	$902
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$—	$1,000
Acquisitions - Series A-4 Preferred Stock issued	$—	$175,417
Acquisitions - Common stock and OP units issued	$—	$258,918
Acquisitions - debt assumed	$—	$207,784
Acquisitions - other assets	$37,750	$4,221
Acquisitions - note payable	$—	$2,377

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”), and Sun Home Services, Inc. (“SHS”) are referred to herein as the "Company," "us," "we," and "our".

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

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on February 23, 2016 (the “2015 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2015 Annual Report.

2.      Real Estate Acquisitions

Acquisitions

On March 22, 2016, we and the Operating Partnership entered into a Stock Purchase Agreement with Carefree Communities Intermediate Holdings, L.L.C. (the “Seller”) with respect to the Operating Partnership’s acquisition from the Seller of all of the issued and outstanding shares of common stock of Carefree Communities Inc. (“Carefree Communities”). Carefree Communities directly or indirectly owns 103 manufactured home (“MH”) and recreational vehicle (“RV”) communities, comprising 9,829 developed manufactured home sites, 17,725 RV sites and approximately 396 additional manufactured home sites and approximately 2,586 additional RV sites suitable for development.  We anticipate that the closing of the acquisition will occur no later than July 9, 2016. As of March 31, 2016, we have deposits of $15.1 million related to rate locks on potential debt instruments related to the Carefree acquisition. The consummation of the $1.7 billion acquisition is subject to customary closing conditions. As a result, there can be no assurances as to the actual closing or the timing of the closing.

On March 30, 2016, we closed on an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share.   The net proceeds from the offering of $385.4 million will be used to fund a portion of the purchase price for the acquisition of Carefree Communities. If for any reason the acquisition is not consummated, we intend to use the net proceeds of the offering to repay borrowings outstanding under the revolving loan under our senior credit facility, to fund possible future acquisitions of properties and for working capital and general corporate purposes.

In March 2016, we acquired Hill Country Cottage and RV Resort ("Hill Country"), an RV resort with 353 sites located in New Braunfels, Texas.
In March 2016, we acquired Kimberly Estates, an MH community with 387 sites located in Frenchtown Township, Michigan.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid for the acquisition completed in 2016 (in thousands):

At Acquisition Date	Hill Country (1)	Kimberly Estates (1)	Total
Investment in property	$29,990	$7,313	$37,303
Inventory of manufactured homes	—	97	97
In-place leases and other intangible assets	10	340	350
Total identifiable assets acquired and liabilities assumed	$30,000	$7,750	$37,750

Consideration
Proceeds from prior dispositions held in escrow	$30,000	$7,750	$37,750

(1) The purchase price allocations for Hill Country and Kimberly Estates are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three months ended March 31, 2016 related to the acquisitions completed in 2016 is set forth in the following table (in thousands):

Three Months Ended March 31, 2016
(unaudited)
Revenue	$280
Net income	$188

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2016 and 2015 as if the properties were acquired on January 1, 2015. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2015 (in thousands, except per-share data).

	Three Months Ended March 31,
	(unaudited)
	2016	2015
Total revenues	$175,547	$156,498
Net income attributable to Sun Communities, Inc. common stockholders	$8,243	$7,069
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.16	$0.13
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.16	$0.13

Transaction costs of approximately $2.7 million and $9.4 million have been incurred for the three months ended March 31, 2016 and 2015, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The transferred assets have been classified as "Collateralized Receivables," net and the cash proceeds received from these transactions have been classified as a "secured borrowing" on collaterized receivables within the Consolidated Balance Sheets. The balance of the collateralized receivables was $142.9 million (net of allowance of $0.7 million) and $139.8 million (net of allowance of $0.7 million) as of March 31, 2016 and December 31, 2015, respectively. The receivables have a weighted average interest rate and maturity of 10.1% and 15.7 years as of March 31, 2016, and 10.2% and 15.6 years as of December 31, 2015.

The outstanding balance on the secured borrowing was $143.7 million and $140.4 million as of March 31, 2016 and December 31, 2015, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.4 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.

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

Three Months Ended
March 31, 2016
Beginning balance	$140,440
Financed sales of manufactured homes	8,095
Principal payments and payoffs from our customers	(2,626)
Principal reduction from repurchased homes	(2,246)
Total activity	3,223
Ending balance	$143,663

The following table sets forth the allowance for the collateralized receivables as of March 31, 2016 (in thousands):

Three Months Ended
March 31, 2016
Beginning balance	$(672)
Lower of cost or market write-downs	203
Increase to reserve balance	(251)
Total activity	(48)
Ending balance	$(720)

4.      Notes and Other Receivables

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2016	December 31, 2015
Installment notes receivable on manufactured homes, net	$23,424	$20,418
Other receivables, net	30,700	27,554
Total notes and other receivables, net	$54,124	$47,972

Installment Notes Receivable on Manufactured Homes

The installment notes of $23.4 million (net of allowance of $0.2 million) and $20.4 million (net of allowance of $0.2 million) as of March 31, 2016 and December 31, 2015, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.7% and 11.5 years as of March 31, 2016, and 8.6% and 10.0 years as of December 31, 2015.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Three Months Ended
March 31, 2016
Beginning balance	$20,610
Financed sales of manufactured homes	4,359
Principal payments and payoffs from our customers	(823)
Principal reduction from repossessed homes	(517)
Total activity	3,019
Ending balance	$23,629

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Three Months Ended
March 31, 2016
Beginning balance	$(192)
Lower of cost or market write-downs	28
Increase to reserve balance	(40)
Total activity	(12)
Ending balance	$(204)

Other Receivables

As of March 31, 2016, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $5.2 million (net of allowance of $(0.6) million), home sale proceeds of $16.4 million, insurance receivables of $0.9 million, insurance settlement of $3.7 million, rebates and other receivables of $2.3 million and a note receivable of $2.2 million. The $2.2 million note bears interest at 8.0% for the first two years and in year three is indexed to 7.87% plus the one year Federal Reserve treasury constant maturity rate for the remainder of the loan. The note is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2015, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $4.7 million (net of allowance of $0.9 million), home sale proceeds of $10.5 million, insurance receivables of $1.2 million, insurance settlement of $3.7 million, rebates and other receivables of $5.3 million and a note receivable of $2.2 million.

SUN COMMUNITIES, INC.

5.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, franchise fees, and other intangible assets. These intangible assets are recorded in "Other assets, net" on the Consolidated Balance Sheets. The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		March 31, 2016		December 31, 2015
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$63,331	$(22,398)	$62,981	$(20,245)
Franchise fees and other intangible assets	15 years	1,864	(751)	1,864	(622)
Total		$65,195	$(23,149)	$64,845	$(20,867)

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended March 31,
Intangible Asset	2016	2015
In-place leases	$2,153	$1,899
Franchise fees and other intangible assets	129	129
Total	$2,282	$2,028

6.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At March 31, 2016 and December 31, 2015, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts. We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we own 5,000,000 shares of common stock in Origen, which approximates an ownership interest of 19.3%. We had suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management, LP and has announced its intention to dissolve and liquidate. During the second quarter of 2015, and as disclosed in a press release on March 30, 2015, Origen made an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015, retaining approximately $6.2 million for expected dissolution, wind down costs, expenses, and contingencies. Depending on the actual cost of estimated wind down expenses, Origen may make one or more additional interim distributions of excess cash to stockholders prior to completing liquidation. Upon completion of liquidation, Origen will distribute remaining cash, if any, to stockholders. During the second quarter of 2015, we received an initial distribution of $7.5 million from Origen. No distributions have been received in 2016.

7.      Consolidated Variable Interest Entities

In 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity. The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other VIEs that are consolidated include Rudgate Village SPE, LLC, Rudgate Clinton SPE, LLC, Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”), and Wildwood Village Mobile Home Park ("Wildwood"). We evaluated our arrangements with these properties under the guidance set forth in FASB Accounting Standard Codification ("ASC") ASC Topic 810 "Consolidation". We concluded that the Rudgate Borrowers and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying Consolidated Financial Statements.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	March 31, 2016	December 31, 2015
ASSETS
Investment property, net	$91,246	$92,009
Other assets	3,398	3,823
Total Assets	$94,644	$95,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$63,450	$64,082
Other liabilities	4,213	4,091
Noncontrolling interests	(1,970)	(1,767)
Total Liabilities and Stockholders' Equity	$65,693	$66,406

Investment property, net and other assets related to the consolidated VIEs comprised approximately 2.1% and 2.3% of our consolidated total assets at March 31, 2016 and December 31, 2015, respectively. Debt and other liabilities comprised approximately 2.5% and 2.5% of our consolidated total liabilities at March 31, 2016 and December 31, 2015, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at March 31, 2016 and December 31, 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Collateralized term loans - CMBS	$636,824	$642,429	5.1	5.3	5.4%	5.3%
Collateralized term loans - FNMA	784,598	791,304	5.6	5.8	4.7%	4.6%
Collateralized term loans - Life Companies	497,161	502,555	14.1	14.4	4.1%	4.1%
Collateralized term loans - FMCC	196,235	197,418	8.7	9.0	4.0%	4.0%
Secured borrowing	143,664	140,440	15.7	15.6	10.1%	10.2%
Preferred OP units - mandatorily redeemable	45,903	45,903	6.0	6.1	6.9%	6.9%
Total debt	$2,304,385	$2,320,049	8.2	8.4	5.1%	5.0%

Collateralized Term Loans

In March 2015, in relation to the acquisition of Meadowlands, we assumed a $6.3 million mortgage with an interest rate of 6.5% and a remaining term of 6.5 years. Also, in relation to this acquisition, we entered into a note payable with the seller for $2.4 million that bears no interest but is payable in three equal yearly installments beginning in March 2016. During the first quarter of 2016, we paid the first of the yearly installments of $0.8 million.

The collateralized term loans totaling $2.2 billion as of March 31, 2016, are secured by 160 properties comprised of 65,653 sites representing approximately $2.6 billion of net book value.

Secured Borrowing

See Note 3, "Collateralized Receivables and Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which are convertible into 500,234 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units, or (b) if the market price of our common stock is greater than $68.00 per share, that the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Lines of Credit

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of March 31, 2016, the margin on our leverage ratio was 1.40% and 1.35% on the revolving and term loans, respectively. We had zero on the revolving loan and $58.0 million on the term loan totaling $58.0 million

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in borrowings as of March 31, 2016, with a weighted average interest rate of 1.84%. As of December 31, 2015 we had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2016 and December 31, 2015, approximately $2.8 million and $3.4 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At March 31, 2016, the effective interest rate was 7.0%.  At March 31, 2016, there were approximately $0.4 million in borrowings and at December 31, 2015 there was no outstanding balance.

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At March 31, 2016, we were in compliance with all covenants.

9.      Equity and Mezzanine Securities

In March 2016, we closed an underwritten registered public offering of 6,037,500 shares of common stock at a price of $66.50 per share. Net proceeds from the offering were approximately $385.4 million after deducting discounts and expenses related to the offering. We intend to use the proceeds for the acquisition of Carefree Communities.

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

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the three months ended March 31, 2016 or 2015. There is no expiration date specified for the buyback program.

Subject to certain limitations, common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time. During the three months ended March 31, 2016 and 2015, there were 0 and 17,500 common OP units converted to shares of common stock, respectively.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert each Series A-1 preferred OP units to approximately 2.439 shares of our common stock at any time. During the three months ended March 31, 2016 and 2015, holders of Series A-1 preferred OP units converted 1,298 units into 3,165 shares of common stock, and 9,015 units into 21,985 shares of common stock, respectively.

Subject to certain limitations, Series A-4 preferred OP unit holders may convert each Series A-4 preferred OP units to approximately 0.444 shares of our common stock at any time. During the three months ended March 31, 2016, holders of Series A-4 preferred OP units converted 1,000 units into 444 shares of common stock. No such units were converted during the three months ended March 31, 2015.

Cash distributions of $0.65 per share were declared for the quarter ended March 31, 2016. On April 15, 2016, cash payments of approximately $43.8 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of March 31, 2016. Cash distributions of $0.4453 per share were declared on our Series A cumulative redeemable preferred stock for the quarter ended March 31, 2016. On April 15, 2016, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of April 1, 2016. In addition, cash distributions of $0.4062 per share were declared on our Series A-4 Preferred Stock for the quarter ended March 31,

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2016. On March 31, 2016, cash payments of approximately $0.8 million were made to Series A-4 Preferred Stock stockholders of record as of February 15, 2016.

10.      Share-Based Compensation

During the three months ending March 31, 2016, we granted 16,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on March 15, 2019, and had a fair value of $69.45 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the three months ending March 31, 2016, we granted 130,000 shares of restricted stock to our executive officers under the Sun Communities, Inc. 2015 Equity Incentive Plan. The shares had a fair value of $69.25 per share. Half of the shares will vest as follows: March 20, 2019: 20%; March 20, 2020, 30%; March 20, 2021, 35%; March 20, 2022, 10%; and March 20, 2023, 5%. The remaining 65,000 shares are subject to market and performance conditions with multiple tranches that vest through March 2022. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

During the three months ended March 31, 2016 and 2015, 4,500 and 4,084 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods was $0.1 million.

The vesting requirements for 49,734 restricted shares granted to our executives and employees were satisfied during the three months ended March 31, 2016.

11.     Segment Reporting

We group our operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in evaluating and assessing performance. We have two reportable segments: (i) Real Property Operations and (ii) Home Sales and Rentals. The Real Property Operations segment owns, operates, and develops MH communities and RV communities and is in the business of acquiring, operating, and expanding MH and RV communities.  The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $49.1 million annually. This transient RV revenue was recognized 20.7% in the first quarter and is expected to be recognized 20.9%, 45.0% and 13.4% in the second, third and fourth quarters, respectively. In 2015, transient revenue was $39.7 million. We recognized 22.5% in the first quarter, 17.7% in the second quarter, 45.2% in the third quarter, and 14.6% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$133,848	$36,445	$170,293	$122,716	$27,963	$150,679
Operating expenses/Cost of sales	44,294	24,060	68,354	40,475	18,162	58,637
Net operating income/Gross profit	89,554	12,385	101,939	82,241	9,801	92,042
Adjustments to arrive at net income (loss):
Interest and other income, net	4,351	—	4,351	4,521	—	4,521
Home selling expenses	—	(2,278)	(2,278)	—	(1,690)	(1,690)
General and administrative	(11,774)	(2,018)	(13,792)	(9,830)	(1,798)	(11,628)
Transaction costs	(2,721)	—	(2,721)	(9,449)	—	(9,449)
Depreciation and amortization	(35,362)	(13,050)	(48,412)	(31,497)	(12,504)	(44,001)
Interest	(26,289)	(5)	(26,294)	(25,387)	(2)	(25,389)
Interest on mandatorily redeemable preferred OP units	(787)	—	(787)	(852)	—	(852)
Gain on disposition of properties, net	(25)	25	—	9,479	(710)	8,769
Provision for income taxes	(187)	(41)	(228)	(75)	—	(75)
Net income (loss)	16,760	(4,982)	11,778	19,151	(6,903)	12,248
Less: Preferred return to preferred OP units	1,273	—	1,273	1,029	—	1,029
Less: Amounts attributable to noncontrolling interests	643	(367)	276	760	(496)	264
Net income (loss) attributable to Sun Communities, Inc.	14,844	(4,615)	10,229	17,362	(6,407)	10,955
Less: Preferred stock distributions	2,354	—	2,354	4,086	—	4,086
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$12,490	$(4,615)	$7,875	$13,276	$(6,407)	$6,869

	March 31, 2016			December 31, 2015
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$3,326,090	$424,437	$3,750,527	$3,303,287	$417,828	$3,721,115
Cash and cash equivalents	404,310	6,098	410,408	44,150	936	45,086
Inventory of manufactured homes	—	16,636	16,636	—	14,828	14,828
Notes and other receivables, net	37,319	16,805	54,124	34,258	13,714	47,972
Collateralized receivables, net	142,944	—	142,944	139,768	—	139,768
Other assets, net	184,636	3,611	188,247	209,957	3,073	213,030
Total assets	$4,095,299	$467,587	$4,562,886	$3,731,420	$450,379	$4,181,799

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

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2016.

As a REIT, we generally will not be subject to United States ("U.S.") federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes, U.S. federal income taxes and excise taxes on our undistributed income.

SHS, our taxable REIT subsidiary, is subject to U.S. federal income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. Full valuation allowances are recorded against SHS’s federal deferred tax assets and therefore, no federal deferred tax asset is included in "Other assets, net," in our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

We had no unrecognized tax benefits as of March 31, 2016 and 2015. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2016.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of approximately $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2016	2015
Net income attributable to common stockholders	$7,875	$6,869
Allocation of income to restricted stock awards	(61)	(39)
Net income attributable to common stockholders after allocation	7,814	6,830
Allocation of income to restricted stock awards	61	39
Diluted earnings: net income attributable to common stockholders after allocation	$7,875	$6,869
Denominator
Weighted average common shares outstanding	57,736	52,498
Add: dilutive stock options	13	16
Add: dilutive restricted stock	377	378
Diluted weighted average common shares and securities	58,126	52,892
Earnings per share available to common stockholders after allocation:
Basic	$0.14	$0.13
Diluted	$0.14	$0.13
We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 (amounts in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Common OP units	2,863	2,544
Series A-1 preferred OP units	387	420
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	754	869
Series A-4 Preferred Stock	2,067	6,331
Series C preferred OP units	340	—
Aspen preferred OP units	1,284	1,284
Total securities	7,735	11,488

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2016:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	0.3240%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.3240%	11.0200%	—%	N/A

In accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), derivative instruments are recorded at fair value in "Other assets, net" or "Other liabilities" on the Consolidated Balance Sheet. As of March 31, 2016 and December 31, 2015, the fair value of the derivatives was zero.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of March 31, 2016. The table presents the carrying values and fair values of our financial instruments as of March 31, 2016 and December 31, 2015 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2016		December 31, 2015
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$23,424	$23,424	$20,418	$20,418
Collateralized receivables, net	$142,944	$142,944	$139,768	$139,768
Financial liabilities
Debt (excluding secured borrowings)	$2,160,721	$2,220,518	$2,179,609	$2,181,790
Secured borrowing	$143,664	$143,664	$140,440	$140,440
Lines of credit	$58,065	$58,055	$25,000	$25,000

16.     Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). This amendment provides additional guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. Entities should apply the amendments retrospectively. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line of credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. We adopted these amendments as of March 31, 2016, which resulted in a reclassifying of deferred financing costs of $8.2 million from "Other assets, net" to "Mortgage loans payable" on the Consolidated

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheets as of March 31, 2015. The debt issuance costs related to our line of credit facility remain classified as an asset on the Consolidated Balance Sheets. This change was applied throughout this document where applicable.

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810) Amendments to the Consolidation Analysis" ("ASU 2015-02") which modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. All entities are subject to reevaluation under the revised consolidation model. The Company is the sole general partner in a limited partnership, and as such, the Company has complete control in conducting all business activities associated with the Partnership. Limited partners do not have kickout rights or participating rights. The Company adopted ASU 2015-02 as of March 31, 2016 and fully consolidates the activities of the Operating Partnership within its Consolidated Financial Statements under the variable interest entity model as it is the primary beneficiary. There was no impact to the Consolidated Financial Statements as the Company previously consolidated under the voting interest entity model.

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

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes filed herewith, along with our 2015 Annual Report. Capitalized terms are used as defined elsewhere in this Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2016, we owned and operated a portfolio of 233 developed properties located in 29 states throughout the United States, including 186 MH communities, 37 RV communities, and 10 properties containing both MH and RV sites.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2015 Annual Report.

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

We also provide information regarding Funds From Operations (“FFO”).  We consider FFO an appropriate supplemental measure of the financial and operational performance of an equity REIT. Under the National Association of Real Estate Investment Trusts (“NAREIT”) definition, FFO represents net income (loss) (computed in accordance with GAAP), excluding extraordinary items (as defined under GAAP), and gain (loss) on sales of depreciable operating property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. Management also uses FFO excluding certain items, a non-GAAP financial measure, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results. A discussion of FFO, FFO excluding certain items, a reconciliation of FFO to net income, and FFO to FFO excluding certain items are included in the presentation of FFO in our “Results of Operations” below.

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

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$129,235	$119,525	$9,710	8.1%
Property operating expenses:
Payroll and benefits	9,720	8,675	1,045	12.0%
Legal, taxes, and insurance	1,300	1,755	(455)	(25.9)%
Utilities	13,231	13,152	79	0.6%
Supplies and repair	2,350	2,770	(420)	(15.2)%
Other	4,600	2,862	1,738	60.7%
Real estate taxes	9,585	8,715	870	10.0%
Property operating expenses	40,786	37,929	2,857	7.5%
Real Property NOI	$88,449	$81,596	$6,853	8.4%

	As of March 31,
Other Information	2016	2015	Change
Number of properties	233	243	(10)

Overall occupancy (1)	95.5%	92.9%	2.6%

Sites available for development	7,181	7,206	(25)

Monthly base rent per site - MH	$490	$467	$23
Monthly base rent per site - RV (2)	$431	$402	$29
Monthly base rent per site - Total	$482	$459	$23

(1)	Occupied sites and occupancy % include MH and annual RV sites, and exclude transient RV sites, which are included in total developed sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 8.4% increase in Real Property NOI consists of $1.9 million from newly acquired properties, net of disposed properties and $5.0 million from same communities as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Communities. Same Communities consist of properties owned and operated throughout 2016 and 2015.  The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Community data in this Form 10-Q includes all properties which we have owned and operated continuously since January 1, 2015. All communities from the American Land Lease portfolio acquisition are included within Same Communities.

In order to evaluate the growth of the Same Communities, management has classified certain items differently than our GAAP statements. The reclassification difference between our GAAP statements and our Same Community portfolio is the reclassification of water and sewer revenues from income from real property to utilities.  A significant portion of our utility charges are re-billed to our residents. We reclassify these amounts to reflect the utility expenses associated with our Same Community portfolio net of recovery.

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$114,545	$107,447	$7,098	6.6%
Property operating expenses:
Payroll and benefits	8,877	8,157	720	8.8%
Legal, taxes, and insurance	1,685	1,625	60	3.7%
Utilities	6,396	6,239	157	2.5%
Supplies and repair	2,731	2,560	171	6.7%
Other	2,890	2,621	269	10.3%
Real estate taxes	8,993	8,263	730	8.8%
Property operating expenses	31,572	29,465	2,107	7.2%
Real Property NOI	$82,973	$77,982	$4,991	6.4%

	As of March 31,
Other Information	2016	2015		Change
Number of properties	219	219		—

Overall occupancy (1) (2)	96.1%	93.6%	(4)	2.5%

Sites available for development	5,906	6,574		(668)

Monthly base rent per site - MH	$488	$472		$16
Monthly base rent per site - RV (3)	$430	$416		$14
Monthly base rent per site - Total	$481	$465		$16

(1)	Occupancy % includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	Occupancy % for 2015 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(3)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

(4)	Occupancy reflects current year gains from expansion sites and the conversion of transient RV guests to annual/seasonal RV contracts as vacant in 2015.

The 6.4% growth in NOI is primarily due to increased revenues of $7.1 million partially offset by additional expenses of $2.1 million.

SUN COMMUNITIES, INC.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 6.6% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio due to the 2.5% occupancy gain, a 3.4% increase in the weighted average rental rate, and an increase in transient RV revenue and other of $0.7 million.

Property operating expenses increased approximately $2.1 million, or 7.2%, compared to 2015. Of that increase, real estate taxes increased $0.7 million primarily due to increased tax appraisals in four communities. Payroll and benefits increased $0.7 million, partially attributable to an increase in health and life insurance expenses. Supplies and repair and other miscellaneous expenses increased $0.5 million primarily due to increases in community maintenance expenses.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2016 and 2015 (in thousands, except for average selling prices and statistical information):

	Three Months Ended March 31,
Financial Information	2016	2015	Change	% Change
New home sales	$5,469	$5,246	$223	4.3%
Pre-owned home sales	19,268	11,588	7,680	66.3%
Revenue from home sales	24,737	16,834	7,903	46.9%

New home cost of sales	4,844	4,191	653	15.6%
Pre-owned home cost of sales	13,340	8,366	4,974	59.5%
Cost of home sales	18,184	12,557	5,627	44.8%
NOI / Gross profit	$6,553	$4,277	$2,276	53.2%

Gross profit – new homes	$625	$1,055	$(430)	(40.8)%
Gross margin % – new homes	11.4%	20.1%	(8.7)%
Average selling price – new homes	$82,864	$79,484	$3,380	4.3%

Gross profit – pre-owned homes	$5,928	$3,222	$2,706	84.0%
Gross margin % – pre-owned homes	30.8%	27.8%	3.0%
Average selling price – pre-owned homes	$27,565	$24,294	$3,271	13.5%

Statistical Information
Home sales volume:
New home sales	66	66	—	—%
Pre-owned home sales	699	477	222	46.5%
Total homes sold	765	543	222	40.9%

Home Sales gross profit decreased $0.4 million on new home sales and increased $2.7 million on pre-owned home sales. The decrease in gross profit on new home sales is due to an increase in the cost of new homes sold as compared to their selling price. The increased profits on pre-owned homes are primarily due to an increase in volume and an increase in per unit sales prices.

SUN COMMUNITIES, INC.

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2016 and 2015 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2016	2015	Change	% Change
Rental home revenue	$11,708	$11,129	$579	5.2%
Site rent from Rental Program (1)	15,218	15,127	91	0.6%
Rental Program revenue	26,926	26,256	670	2.6%
Expenses
Commissions	775	834	(59)	(7.1)%
Repairs and refurbishment	2,666	2,416	250	10.3%
Taxes and insurance	1,565	1,476	89	6.0%
Marketing and other	870	879	(9)	(1.0)%
Rental Program operating and maintenance	5,876	5,605	271	4.8%
Rental Program NOI	$21,050	$20,651	$399	1.9%

Other Information
Number of occupied rentals, end of period	10,815	11,157	(342)	(3.1)%
Investment in occupied rental homes, end of period	$447,378	$431,421	$15,957	3.7%
Number of sold rental homes	294	181	113	62.4%
Weighted average monthly rental rate, end of period	$865	$834	$31	3.7%

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

The 1.9% increase in NOI is primarily a result of an increase in rental rates for the three months ended March 31, 2016 as compared to March 31, 2015. The increase in operating and maintenance expenses of $0.3 million was primarily a result of expenses related to refurbishment of the home after a renter move-out, offset by declines in commissions and marketing expenses.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015	Change	% Change
Ancillary revenues, net	$1,105	$645	$460	71.3%
Interest income	$3,945	$3,984	$(39)	(1.0)%
Brokerage commissions and other revenues	$406	$537	$(131)	(24.4)%
Home selling expenses	$2,278	$1,690	$588	34.8%
General and administrative expenses	$13,792	$11,628	$2,164	18.6%
Transaction costs	$2,721	$9,449	$(6,728)	(71.2)%
Depreciation and amortization	$48,412	$44,001	$4,411	10.0%
Interest expense	$27,081	$26,241	$840	3.2%
Gain on disposition of properties, net	$—	$8,769	$(8,769)	(100.0)%

Ancillary revenues, net increased primarily due to increased golf course income and increased entertainment and merchandise income.

Home selling expenses increased $0.6 million, primarily as a result of increased commissions on home sales given the volume increase in pre-owned home sales.

Real property general and administrative expenses increased primarily due to increases in deferred compensation expense of $0.8 million, salaries, wages and related taxes of $0.7 million, and employee benefits and incentives of $0.4 million.

Transaction costs decreased as a result of lower acquisition costs during the first quarter of 2016 compared to higher diligence costs related to the American Land Lease acquisition during the first quarter of 2015. (See Note 2 in our Consolidated Financial Statements).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $4.0 million primarily related to our newly acquired properties, $0.2 million related to depreciation on investment property for use in our Rental Program, and $0.2 million related to the amortization of in-place leases and promotions.

Interest expense on debt, including interest on mandatorily redeemable preferred OP units, increased primarily as a result of an increase of $0.2 million of interest on miscellaneous other long term debt, a $0.4 million increase in interest expense associated with our secured borrowing arrangements, and an increase of $0.2 million of interest on our line of credit.

Gain on disposition of properties, net decreased $8.8 million as a result of no disposition activity in 2016.

SUN COMMUNITIES, INC.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

The following table summarizes our consolidated financial results for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Real Property NOI	$88,449	$81,596
Rental Program NOI	21,050	20,651
Home Sales NOI/Gross profit	6,553	4,277
Ancillary NOI/Gross profit	1,105	645
Site rent from Rental Program (included in Real Property NOI)	(15,218)	(15,127)
NOI/Gross profit	101,939	92,042
Adjustments to arrive at net income:
Other revenues	4,351	4,521
Home selling expenses	(2,278)	(1,690)
General and administrative	(13,792)	(11,628)
Transaction costs	(2,721)	(9,449)
Depreciation and amortization	(48,412)	(44,001)
Interest expense	(27,081)	(26,241)
Gain on disposition of properties, net	—	8,769
Provision for income taxes	(228)	(75)
Net income	11,778	12,248
Less: Preferred return to preferred OP units	1,273	1,029
Less: Amounts attributable to noncontrolling interests	276	264
Net income attributable to Sun Communities, Inc.	10,229	10,955
Less: Preferred stock distributions	2,354	4,086
Net income attributable to Sun Communities, Inc. common stockholders	$7,875	$6,869

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Sun Communities, Inc. common stockholders	$7,875	$6,869
Adjustments:
Preferred return to preferred OP units	625	45
Amounts attributable to noncontrolling interests	349	78
Depreciation and amortization	48,077	44,264
Gain on disposition of properties, net	—	(8,769)
Gain on disposition of assets	(3,656)	(1,702)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	53,270	40,785
Adjustments:
Transaction costs	2,721	9,449
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$55,991	$50,234

Weighted average common shares outstanding:	57,736	52,498
Add:
Common stock issuable upon conversion of stock options	13	16
Restricted stock	377	378
Common OP units	2,863	2,560
Common stock issuable upon conversion of Series A-1 preferred stock	945	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75
Weighted average common shares outstanding - fully diluted	62,009	55,527

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$0.86	$0.73
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$0.90	$0.90

(1)	The effect of certain anti-dilutive convertible securities is excluded from these items.

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

During the three months ended March 31, 2016, we acquired one MH community and one RV community with 740 combined sites. See Note 2 to our Consolidated Financial Statements for details on the 2016 acquisitions and Note 8 to our Consolidated Financial Statements for related debt transactions.

We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. On March 30, 2016, we closed on an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share.   The net proceeds from the offering will be used to fund a portion of the purchase price for the acquisition of Carefree Communities. See Note 2 to our Consolidated Financial Statements for additional details on the Carefree Communities acquisition. Should additional investment opportunities arise in 2016, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties, and the issuance of certain equity securities.

During the three months ended March 31, 2016, we invested $9.8 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from home sales. Expenditures for 2016 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by Operating Activities	$50,926	$40,944
Net Cash Used for Investing Activities	$(45,250)	$(212,170)
Net Cash Provided by Financing Activities	$359,646	$212,648

Cash and cash equivalents increased by $365.3 million from $45.1 million as of December 31, 2015, to $410.4 million as of March 31, 2016.

Operating Activities

Net cash provided by operating activities increased by $10.0 million from $40.9 million for the three months ended March 31, 2015 to $50.9 million for the three months ended March 31, 2016.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; and (e) current volatility in economic conditions and the financial markets.  See “Risk Factors” in Part I, Item 1A of our 2015 Annual Report.

SUN COMMUNITIES, INC.

Investing Activities

Net cash used for investing activities was $45.3 million for the three months ended March 31, 2016, compared to $212.2 million for the three months ended March 31, 2015. The decrease is primarily due to a decline in acquisition activity for the three months ended March 31, 2016 as compared to the second phase closing of the American Land Lease transaction in the first quarter of 2015.

Financing Activities

Net cash provided by financing activities was $359.6 million for the three months ended March 31, 2016, compared to $212.6 million for the three months ended March 31, 2015. The increase is primarily due to a significant increase in our equity offerings in 2016 as consideration for the Carefree Community acquisition as compared to the equity offerings in 2015, offset by a reduction in proceeds from the issuance of other debt year over year.

Financial Flexibility

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of March 31, 2016, the margin on our leverage ratio was 1.40% and 1.35% on the revolving and term loans, respectively. We had zero on the revolving loan and $58.0 million on the term loan totaling $58.0 million in borrowings as of March 31, 2016, with a weighted average interest rate of 1.84%. As of December 31, 2015 we had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At March 31, 2016 and December 31, 2015, approximately $2.8 million and $3.4 million of availability was used to back standby letters of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of March 31, 2016
Maximum Leverage Ratio	<65.0%	38.3%
Minimum Fixed Charge Coverage Ratio	>1.40	2.39
Minimum Tangible Net Worth	0	2,860,013
Maximum Dividend Payout Ratio	<95.0%	74.1%

Market and Economic Conditions
U.S. rate environment, monetary policy change in China, Japan and the Euro area, fluctuating oil prices, and turmoil in emerging markets are factors that are influencing financial markets in 2016. Questions still exist on whether the U.S. economy will sustain the growth indicators it has reported and the pace at which the U.S. Federal Reserve will raise interest rates, citing the weakness of the global economy as a reason for greater caution about the prospects for domestic growth. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our

SUN COMMUNITIES, INC.

properties. At March 31, 2016, we had 75 unencumbered properties with an estimated market value of $273.1 million. Sixty-three of these unencumbered properties support the borrowing base for our $450.0 million unsecured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2015 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of March 31, 2016, our net debt to enterprise value approximated 27.7% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C units to shares of common stock). Our debt has a weighted average maturity of approximately 8.2 years and a weighted average interest rate of 5.1%.

Capital expenditures for the three months ended March 31, 2016 and 2015 included recurring capital expenditures of $2.9 million and $3.4 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2016.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2015 Annual Report and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

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

We have two interest rate cap agreements with a total notional amount of $160.1 million as of March 31, 2016. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $216.0 million and $160.4 million as of March 31, 2016 and 2015, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $0.5 million and $0.4 million as of March 31, 2016 and 2015, respectively, based on the $208.0 million and $162.0 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors in Part 1, Item 1A., "Risk Factors", in our 2015 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2015 Annual Report.

We may not acquire Carefree Communities.

We expect to close the acquisition of Carefree Communities no later than July 9, 2016. However, the closing is subject to the satisfaction of the closing conditions set forth in the purchase agreement for the transaction, including obtaining certain third party consents. If these conditions are not satisfied or waived, or if the purchase agreement is otherwise terminated in accordance with its terms, then the acquisition will not be consummated. We have incurred significant costs associated with the potential acquisition of the Carefree Communities and expect to continue to incur such costs until the acquisition closes or is abandoned. If the acquisition is not consummated we will not receive any benefits associated with these costs. The price of our common stock

SUN COMMUNITIES, INC.

may decline to the extent that the current market price of our common stock reflects a market assumption that the Carefree Communities properties will be acquired and that we will realize certain anticipated benefits of acquiring Carefree Communities.

The intended benefits of the Carefree Communities acquisition may not be realized.
The Carefree Communities acquisition poses risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the properties acquired in the acquisition;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the properties acquired in the acquisition may not perform as well as anticipated; and
that unforeseen difficulties may arise in integrating the properties acquired in the acquisition into our portfolio.

As a result of the foregoing, we cannot assure you that the Carefree Communities acquisition will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the properties acquired in the acquisition, the market price of our common stock could decline to the extent that the market price reflects those benefits.

We will assume a significant amount of debt in the Carefree Communities acquisition, which, together with our other debt, could limit our operational flexibility or otherwise adversely affect our financial condition.
Carefree Communities has approximately $1.0 billion of debt. If the acquisition closes we will increase our debt by approximately $1.0 billion. In addition, as of December 31, 2015, we had approximately $2.3 billion of total debt outstanding, consisting of approximately $2.2 billion in debt that is collateralized by mortgage liens on 160 of our properties, $140.4 million that is secured by collateralized receivables, and $45.9 million that is unsecured debt. As of December 31, 2015, we had $25.0 million outstanding on our senior revolving credit facility. If we fail to meet our obligations under our secured debt, including any debt we assume in the Carefree Communities acquisition, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.
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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three months ended March 31, 2016.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
2.1	Stock Purchase Agreement dated March 22, 2016, among Carefree Communities Intermediate Holdings, L.L.C., Sun Communities, Inc. and Sun Communities Operating Limited Partnership *	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
4.1	Form of Registration Rights Agreement between Sun Communities, Inc. and Carefree Communities Intermediate Holdings, L.L.C.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
10.1	Form of lock-up letter agreement among Carefree Communities Intermediate Holdings, L.L.C., Sun Communities, Inc. and Sun Communities Operating Limited Partnership.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
10.2	Form of Non-Competition Agreement to be delivered by each of David Napp and Colleen Edwards in favor of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2016	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
2.1	Stock Purchase Agreement dated March 22, 2016, among Carefree Communities Intermediate Holdings, L.L.C., Sun Communities, Inc. and Sun Communities Operating Limited Partnership *	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
4.1	Form of Registration Rights Agreement between Sun Communities, Inc. and Carefree Communities Intermediate Holdings, L.L.C.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
10.1	Form of lock-up letter agreement among Carefree Communities Intermediate Holdings, L.L.C., Sun Communities, Inc. and Sun Communities Operating Limited Partnership.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
10.2	Form of Non-Competition Agreement to be delivered by each of David Napp and Colleen Edwards in favor of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed March 22, 2016
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

* Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K because such schedules and exhibits do not contain information which is material to an investment decision or which is not otherwise disclosed in the filed agreements. The Company will furnish the omitted schedules and exhibits to the Securities and Exchange Commission upon request by the Commission