Form 10-Q
period 2016-06-30
SUN COMMUNITIES INC
filed 2016-08-02
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of June 30, 2016:  68,642,992

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) June 30, 2016	December 31, 2015
ASSETS
Land	$458,349	$451,340
Land improvements and buildings	5,294,663	3,535,909
Rental homes and improvements	477,875	460,480
Furniture, fixtures and equipment	107,123	102,746
Land held for future development	23,497	23,047
Investment property	6,361,507	4,573,522
Accumulated depreciation	(928,882)	(852,407)
Investment property, net (including $90,502 and $92,009 for consolidated variable interest entities at June 30, 2016 and December 31, 2015; see Note 7)	5,432,625	3,721,115
Cash and cash equivalents	31,441	45,086
Inventory of manufactured homes	29,044	14,828
Notes and other receivables, net	76,466	47,972
Collateralized receivables, net	144,017	139,768
Other assets, net	109,598	213,030
TOTAL ASSETS	$5,823,191	$4,181,799
LIABILITIES
Mortgage loans payable (including $63,010 and $64,082 for consolidated variable interest entities at June 30, 2016 and December 31, 2015; see Note 7)	$2,792,021	$2,125,267
Secured borrowings on collateralized receivables	144,684	140,440
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	357,721	24,687
Distributions payable	47,992	41,265
Other liabilities (including $4,381 and $4,091 for consolidated variable interest entities at June 30, 2016 and December 31, 2015; see Note 7)	257,423	184,859
TOTAL LIABILITIES	3,645,744	2,562,421
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,682 shares at June 30, 2016 and 2,067 shares at December 31, 2015	50,227	61,732
Series A-4 preferred OP units	20,266	21,065
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at June 30, 2016 and December 31, 2015	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 68,643 shares at June 30, 2016 and 58,395 shares at December 31, 2015	686	584
Additional paid-in capital	2,980,382	2,319,314
Accumulated other comprehensive income	1	—
Distributions in excess of accumulated earnings	(947,988)	(864,122)
Total Sun Communities, Inc. stockholders' equity	2,033,115	1,455,810
Noncontrolling interests:
Common and preferred OP units	76,166	82,538
Consolidated variable interest entities	(2,327)	(1,767)
Total noncontrolling interests	73,839	80,771
TOTAL STOCKHOLDERS’ EQUITY	2,106,954	1,536,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,823,191	$4,181,799
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES
Income from real property	$140,001	$125,833	$269,236	$245,358
Revenue from home sales	26,039	18,734	50,776	35,568
Rental home revenue	11,957	11,495	23,665	22,624
Ancillary revenues	7,383	5,254	11,996	8,445
Interest	4,672	3,893	8,617	7,877
Brokerage commissions and other income, net	747	729	1,153	1,266
Total revenues	190,799	165,938	365,443	321,138
COSTS AND EXPENSES
Property operating and maintenance	37,067	34,507	68,268	63,721
Real estate taxes	10,153	8,796	19,738	17,511
Cost of home sales	18,684	13,702	36,868	26,259
Rental home operating and maintenance	5,411	5,479	11,287	11,084
Ancillary expenses	5,201	4,149	8,709	6,695
Home selling expenses	2,858	1,797	5,136	3,487
General and administrative	16,543	12,646	30,335	24,274
Transaction costs	20,979	2,037	23,700	11,486
Depreciation and amortization	49,670	41,411	98,082	85,412
Extinguishment of debt	—	2,800	—	2,800
Interest	28,428	26,751	54,722	52,140
Interest on mandatorily redeemable preferred OP units	787	787	1,574	1,639
Total expenses	195,781	154,862	358,419	306,508
Income (loss) before other items	(4,982)	11,076	7,024	14,630
Gain (loss) on disposition of properties, net	—	(13)	—	8,756
Provision for income taxes	(56)	(77)	(284)	(152)
Distributions from affiliate	—	7,500	—	7,500
Net income (loss)	(5,038)	18,486	6,740	30,734
Less: Preferred return to preferred OP units	1,263	1,361	2,536	2,390
Less: Amounts attributable to noncontrolling interests	(695)	743	(419)	1,007
Net income (loss) attributable to Sun Communities, Inc.	(5,606)	16,382	4,623	27,337
Less: Preferred stock distributions	2,197	4,088	4,551	8,174
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(7,803)	$12,294	$72	$19,163
Weighted average common shares outstanding:
Basic	64,757	52,846	61,247	52,672
Diluted	64,757	53,237	61,673	53,060
Earnings (loss) per share (See Note 13):
Basic	$(0.12)	$0.23	0.00	$0.36
Diluted	$(0.12)	$0.23	0.00	$0.36

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) / comprehensive income	$(5,038)	$18,486	$6,740	$30,734
Cumulative translation adjustment	1	—	1	—
Total comprehensive income (loss)	(5,037)	18,486	6,741	30,734
Less: Comprehensive income (loss) attributable to the noncontrolling interests	(695)	743	(419)	1,007
Comprehensive income (loss) attributable to Sun Communities, Inc.	$(4,342)	$17,743	$7,160	$29,727

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated other comprehensive income	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2015	$34	$584	$2,319,314	$(864,122)	$—	$80,771	$1,536,581
Issuance of common stock from exercise of options, net	—	—	149	—	—	—	149
Issuance, conversion of OP units and associated costs of common stock, net	—	100	644,656	—	—	(796)	643,960
Conversion of Series A-4 preferred stock	—	—	11,503	—		—	11,503
Share-based compensation - amortization and forfeitures	—	2	4,760	122	—	—	4,884
Foreign currency exchange					1		1
Net income (loss)	—	—	—	7,157	—	(424)	6,733
Distributions	—	—	—	(91,145)	—	(5,712)	(96,857)
Balance at June 30, 2016	$34	$686	$2,980,382	$(947,988)	$1	$73,839	$2,106,954

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$6,740	$30,734
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(5,727)	(3,539)
Gain on disposition of properties, net	—	(8,756)
Share-based compensation	4,884	3,336
Depreciation and amortization	96,658	85,499
Amortization of below market lease intangible	(2,700)	(2,374)
Amortization of debt premium intangible	(4,957)	(5,478)
Amortization of deferred financing costs	996	857
Distributions from affiliate	—	(7,500)
Change in notes receivable from financed sales of inventory homes, net of repayments	(15,478)	(3,137)
Change in inventory, other assets and other receivables, net	92	(8,986)
Change in other liabilities	48,540	11,737
NET CASH PROVIDED BY OPERATING ACTIVITIES	129,048	92,393
INVESTING ACTIVITIES:
Investment in properties	(97,435)	(94,327)
Acquisitions of properties	(1,461,663)	(237,395)
Payments for deposits on acquisitions	—	(925)
Proceeds related to affiliate dividend distribution	—	7,500
Proceeds related to disposition of assets and depreciated homes, net	4,729	2,864
Proceeds related to the disposition of properties	88,696	17,282
Issuance of notes and other receivables	(3,488)	(556)
Repayments of notes and other receivables	546	705
NET CASH USED FOR INVESTING ACTIVITIES	(1,468,615)	(304,852)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	418,764	36,858
Net proceeds from stock option exercise	149	71
Borrowings on lines of credit	398,913	57,985
Payments on lines of credit	(65,913)	(26,036)
Proceeds from issuance of other debt	755,913	265,134
Payments on other debt	(68,668)	(114,091)
Proceeds received from return of prepaid deferred financing costs	—	5,032
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(90,810)	(80,141)
Payments for deferred financing costs	(22,426)	(3,882)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,325,922	140,930
Net change in cash and cash equivalents	(13,645)	(71,529)
Cash and cash equivalents, beginning of period	45,086	83,459
Cash and cash equivalents, end of period	$31,441	$11,930

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $185 and $296, respectively)	$56,058	$47,019
Cash paid for interest on mandatorily redeemable debt	$1,574	$1,642
Cash paid for income taxes	$426	$200
Noncash investing and financing activities:
Increase in secured borrowing balance	$9,285	$8,079
Change in distributions declared and outstanding	$6,659	$3,771
Conversion of Series A-4 Preferred Stock	$11,503	$—
Conversion of common and preferred OP units	$990	$180
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$—	$1,000
Acquisitions - Series A-4 Preferred Stock issued	$—	$175,613
Acquisitions - Common stock and OP units issued	$225,000	$278,953
Acquisitions - debt assumed	$—	$377,666
Acquisitions - other assets	$37,847
Acquisitions - note payable	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”) and Sun Home Services, Inc. (“SHS”) are referred to herein as the "Company," "us," "we," and "our".

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

2.      Real Estate Acquisitions

Carefree Acquisition

On June 9, 2016, pursuant to a Stock Purchase Agreement dated March 22, 2016, the Company through the Operating Partnership acquired from Carefree Communities Intermediate Holdings, L.L.C. (the "Seller") all of the issued and outstanding shares of common stock of Carefree Communities Inc. ("Carefree Communities") or ("Carefree"). Carefree Communities directly or indirectly owns 103 manufactured home (“MH”) and recreational vehicle (“RV”) communities, comprising over 27,000 sites.

The aggregate purchase price for the acquisition was $1.68 billion. At the closing, the Company issued the Seller 3,329,880 shares of its common stock (the "Acquisition Shares") at an issuance price of $67.57 per share (or $225.0 million in common stock), and the Operating Partnership paid the balance of the purchase price, or $1.455 billion, in cash. Approximately $1.0 billion of the cash payment was applied simultaneously to pay off debt on the properties owned by Carefree Communities. The Operating Partnership funded the cash portion of the purchase price in part with the proceeds of the Fannie Mae Financing and the NML Financing (See Note 8).

On March 30, 2016, we closed on an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share.   The net proceeds from the offering of $385.4 million were used to fund a portion of the purchase price for the acquisition of the Carefree Communities.

The Carefree acquisition closed on June 9, 2016. The Company has recorded preliminary: investment in property, identifiable current assets, identifiable current liabilities, and inventory acquired. The Company will allocate the "investment in property" balances to the respective balance sheet line items during the third quarter 2016 upon completion of a purchase price allocation in accordance with ASC 805, Business Combinations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At Acquisition Date	Carefree
Investment in property	$1,677,515
Current assets	11,894
Current liabilities	(21,387)
Inventory	11,978
Total identifiable assets acquired and liabilities assumed (1)	$1,680,000

Consideration
Cash and equity	$1,680,000

(1) The purchase price allocations for Carefree is preliminary and will be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 related to the Carefree acquisition completed in 2016 is set forth in the following table (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Revenue	$9,107	$9,107
Net income *	$4,784	$4,784

* Excludes effect of Carefree acquisition subject to purchase price allocation to be finalized in the third quarter of 2016.

Other Acquisitions

In June 2016, we acquired Pecan Park RV Resort ("Pecan Park"), an RV resort with 183 sites located in Jacksonville, Florida.

In March 2016, we acquired Hill Country Cottage and RV Resort ("Hill Country"), an RV resort with 353 sites located in New Braunfels, Texas.

In March 2016, we acquired Kimberly Estates, an MH community with 387 sites located in Frenchtown Township, Michigan.
The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid for the acquisition completed in 2016 (in thousands):

At Acquisition Date	Pecan Park (2)	Hill Country (2)	Kimberly Estates (2)	Total
Investment in property	$7,000	$29,990	$7,313	$44,303
Inventory of manufactured homes	—	—	97	97
In-place leases and other intangible assets	—	10	340	350
Total identifiable assets acquired and liabilities assumed	$7,000	$30,000	$7,750	$44,750

Consideration
Cash or proceeds from prior dispositions held in escrow	$7,000	$30,000	$7,750	$44,750

(2) The purchase price allocations for Pecan Park, Hill Country, and Kimberly Estates are preliminary and may be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three and six months ended June 30, 2016 related to the acquisitions completed in 2016 is set forth in the following table (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(unaudited)	(unaudited)
Revenue	$1,077	$1,357
Net income	$531	$720

The following unaudited pro forma financial information presents the results of our operations for the three and six months ended June 30, 2016 and 2015 as if the properties were acquired on January 1, 2015. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2015 (in thousands, except per-share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
Total revenues	$263,284	$249,189	$438,830	$405,687
Net income attributable to Sun Communities, Inc. common stockholders *	$31,118	$54,663	$39,046	$64,059
Net income per share attributable to Sun Communities, Inc. common stockholders - basic *	$0.48	$1.04	$0.60	$1.22
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted *	$0.48	$1.03	$0.60	$1.21

*Excludes effect of Carefree acquisition subject to purchase price allocation to be finalized in the third quarter of 2016.

Transaction costs of approximately $23.7 million and $11.5 million have been incurred for the six months ended June 30, 2016 and 2015, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The transferred assets have been classified as "Collateralized receivables, net" and the cash proceeds received from these transactions have been classified as "Secured borrowings on collateralized receivables" within the Consolidated Balance Sheets. The balance of the collateralized receivables was $144.0 million (net of allowance of $0.7 million) and $139.8 million (net of allowance of $0.7 million) as of June 30, 2016 and December 31, 2015, respectively. The receivables have a weighted average interest rate and maturity of 10.1% and 15.7 years as of June 30, 2016, and 10.2% and 15.6 years as of December 31, 2015.

The outstanding balance on the secured borrowing was $144.7 million and $140.4 million as of June 30, 2016 and December 31, 2015, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.4 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively, and $6.8 million and $6.3 million for the six months ended June 30, 2016 and 2015, respectively.

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

Six Months Ended
June 30, 2016
Beginning balance	$140,440
Financed sales of manufactured homes	13,529
Principal payments and payoffs from our customers	(5,628)
Principal reduction from repurchased homes	(3,657)
Total activity	4,244
Ending balance	$144,684

The following table sets forth the allowance for the collateralized receivables as of June 30, 2016 (in thousands):

Six Months Ended
June 30, 2016
Beginning balance	$(672)
Lower of cost or market write-downs	327
Increase to reserve balance	(322)
Total activity	5
Ending balance	$(667)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	June 30, 2016	December 31, 2015
Installment notes receivable on manufactured homes, net	$39,729	$20,418
Other receivables, net	36,737	27,554
Total notes and other receivables, net	$76,466	$47,972

Installment Notes Receivable on Manufactured Homes

The installment notes of $39.7 million (net of allowance of $0.2 million) and $20.4 million (net of allowance of $0.2 million) as of June 30, 2016 and December 31, 2015, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.3% and 14.2 years as of June 30, 2016, and 8.6% and 10.0 years as of December 31, 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Six Months Ended
June 30, 2016
Beginning balance	$20,610
Financed sales of manufactured homes	21,971
Principal payments and payoffs from our customers	(1,901)
Principal reduction from repossessed homes	(763)
Total activity	19,307
Ending balance	$39,917

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Six Months Ended
June 30, 2016
Beginning balance	$(192)
Lower of cost or market write-downs	29
Increase to reserve balance	(25)
Total activity	4
Ending balance	$(188)

Other Receivables

As of June 30, 2016, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $6.2 million (net of allowance of $(0.9) million); home sale proceeds of $16.6 million; insurance receivables of $1.0 million; rebates and other receivables of $10.8 million; and a note receivable of $2.2 million. The $2.2 million note bears interest at 8.0% for the first two years and in year three is indexed to 7.87% plus the one year Federal Reserve treasury constant maturity rate for the remainder of the loan. The note is secured by the senior mortgage on one MH community and a deed of land, and is due on December 31, 2016. As of December 31, 2015, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $4.7 million (net of allowance of $0.9 million); home sale proceeds of $10.5 million; insurance receivables of $1.2 million; insurance settlement of $3.7 million; rebates and other receivables of $5.3 million; and a note receivable of $2.2 million.

5.	Intangible Assets

Our intangible assets include in-place leases from acquisitions, franchise fees, and other intangible assets. These intangible assets are recorded in "Other assets, net" on the Consolidated Balance Sheets. The gross carrying amounts, and accumulated amortization are as follows (in thousands):

SUN COMMUNITIES, INC.

		June 30, 2016		December 31, 2015
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
In-place leases	7 years	$63,331	$(24,563)	$62,981	$(20,245)
Franchise fees and other intangible assets	15 years	1,864	(880)	1,864	(622)
Total		$65,195	$(25,443)	$64,845	$(20,867)

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Intangible Asset	2016	2015	2016	2015
In-place leases	$2,165	$1,780	$4,318	$3,679
Franchise fees and other intangible assets	129	129	258	258
Total	$2,294	$1,909	$4,576	$3,937

6.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At June 30, 2016 and December 31, 2015, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts. We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we owned 5,000,000 shares of common stock in Origen, which approximated an ownership interest of 19.3%. We had suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management, LP and announced its intention to dissolve and liquidate. During the second quarter of 2015, and as disclosed in a press release on March 30, 2015, Origen made an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015. During the second quarter of 2015, we received an initial distribution of $7.5 million from Origen. No distributions have been received as of June 30, 2016. We sold all 5,000,000 shares for aggregate proceeds of $500,000 on July 22, 2016.

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

Other VIEs that are consolidated include: Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; Rudgate Clinton Estates SPE, LLC (the “Rudgate Borrowers”); and Wildwood Village Mobile Home Park ("Wildwood"). We evaluated our arrangements with these properties under the guidance set forth in FASB Accounting Standard Codification ("ASC") ASC Topic 810 "Consolidation". We concluded that the Rudgate Borrowers and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	June 30, 2016	December 31, 2015
ASSETS
Investment property, net	$90,502	$92,009
Other assets	3,146	3,823
Total Assets	$93,648	$95,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$63,010	$64,082
Other liabilities	4,381	4,091
Noncontrolling interests	(2,327)	(1,767)
Total Liabilities and Stockholders' Equity	$65,064	$66,406

Investment property, net and other assets related to the consolidated VIEs comprised approximately 1.6% and 2.3% of our consolidated total assets at June 30, 2016 and December 31, 2015, respectively. Debt and other liabilities comprised approximately 1.8% and 2.5% of our consolidated total liabilities at June 30, 2016 and December 31, 2015, respectively. Noncontrolling interest related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at June 30, 2016 and December 31, 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Collateralized term loans - CMBS	$587,085	$642,429	5.2	5.3	5.3%	5.3%
Collateralized term loans - FNMA	1,109,791	791,304	6.8	5.8	4.4%	4.6%
Collateralized term loans - Life Companies	898,876	502,555	12.7	14.4	3.9%	4.1%
Collateralized term loans - FMCC	196,269	197,418	8.5	9.0	4.0%	4.0%
Secured borrowing	144,684	140,440	15.7	15.6	10.1%	10.2%
Preferred OP units - mandatorily redeemable	45,903	45,903	5.8	6.1	6.9%	6.9%
Total debt	$2,982,608	$2,320,049	8.8	8.4	4.7%	5.0%

Collateralized Term Loans

In June 2016, 17 subsidiaries of the Operating Partnership entered into a Master Credit Facility Agreement (the "Fannie Mae Credit Agreement") with Regions Bank, as lender. Pursuant to the Fannie Mae Credit Agreement, Regions Bank loaned a total of $338.0 million under a senior secured credit facility, comprised of two ten-year term loans in the amount of $300.0 million and $38.0 million, respectively (collectively the "Fannie Mae Financing"). The $300.0 million term loan bears interest at 3.69% per year and the $38.0 million term loan bears interest at 3.67% per year for a blended rate of 3.688% per year. The Fannie Mae Financing provides for principal and interest payments which will be due based on a 30-year amortization.

The Fannie Mae Financing is secured by mortgages encumbering 17 MH communities comprised of real and personal property owned by the borrowers. Additionally, the Company and the Operating Partnership have provided a guaranty of the non-recourse carve-out obligations of the borrowers under the Fannie Mae Financing.

Also in June 2016, three subsidiaries of the Operating Partnership entered into mortgage loan documents (the "NML Loan Documents") with The Northwestern Mutual Life Insurance Company ("NML"). Pursuant to the NML Loan Documents, NML made three portfolio loans to the subsidiary borrowers in the aggregate amount of $405.0 million. NML loaned $162.0 million under a ten-year term loan to two of the subsidiary borrowers (the "Portfolio A Loan"). The Portfolio A Loan bears interest at 3.53% per year and is secured by deeds of trust encumbering seven MH communities and one RV community. NML also loaned $163.0 million under a 12-year term loan (the "Portfolio B Loan") to one subsidiary which is also a borrower under the Portfolio A Loan. The Portfolio B Loan bears interest at 3.71% per year and is secured by deeds of trust and a ground lease encumbering eight MH communities. NML also loaned $80.0 million under a 12-year term loan (the "Portfolio C Loan" and, collectively, with the Portfolio A Loan and the Portfolio B Loan, the "NML Financing") to one subsidiary borrower. The Portfolio C Loan bears interest at 3.71% per year and is secured by a mortgage encumbering one RV community. All of the MH and RV communities that secure the NML Financing were acquired as part of the Carefree Communities acquisition (See Note 2).

The NML Financing is generally non-recourse, however, the borrowers under the NML Financing and the Operating Partnership are responsible for certain customary non-recourse carveouts. In addition, the NML Financing will be fully recourse to the subsidiary borrowers and the Operating Partnership if: (a) the borrowers violate the prohibition on transfer covenants set forth in the loan documents; or (b) a voluntary bankruptcy proceedings is commenced by the borrowers or an involuntary bankruptcy, liquidation, receivership or similar proceeding has commenced against the borrowers and remains undismissed for a period of 90 days.

In March 2015, in relation to the acquisition of Meadowlands, we assumed a $6.3 million mortgage with an interest rate of 6.5% and a remaining term of 6.5 years. Also, in relation to this acquisition, we entered into a note payable with the seller for $2.4 million that bears no interest but is payable in three equal yearly installments beginning in March 2016. During the first half of 2016, we paid the first of the yearly installments of $0.8 million.

The collateralized term loans totaling $2.8 billion as of June 30, 2016, are secured by 189 properties comprised of 75,876 sites representing approximately $2.7 billion of net book value.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Secured Borrowing

See Note 3, "Collateralized Receivables and Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which, as of June 30, 2016, are convertible indirectly into 495,552 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Lines of Credit

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of June 30, 2016, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had $300.0 million on the revolving loan and $58.0 million on the term loan totaling $358.0 million in borrowings as of June 30, 2016, with a weighted average interest rate of 1.89%. As of December 31, 2015 we had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At June 30, 2016 and December 31, 2015, approximately $4.2 million and $3.4 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At June 30, 2016, the effective interest rate was 7.0%.  At June 30, 2016 and December 31, 2015, there was no outstanding balance.

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At June 30, 2016, we were in compliance with all covenants.

9.      Equity and Mezzanine Securities

In June 2015, we entered into an At the Market Offering Sales Agreement (the "Sales Agreement") with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Citigroup Global Markets Inc. (collectively, the "Sales Agents"). Pursuant to the Sales Agreement, we may offer and sell shares of our common stock, having an aggregate offering price of up to $250.0 million, from time to time through the Sales Agents. Each Sales Agent is entitled to compensation in an agreed amount not to exceed 2.0% of the gross price per share for any shares sold through it from time to time under the Sales Agreement. During the second quarter of 2016, 485,000 shares of common stock were issued at the prevailing market price of our common stock at the time of each sale with a weighted average sales price of $71.86, and we received net proceeds of approximately $34.4 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, we closed an underwritten registered public offering of 6,037,500 shares of common stock at a price of $66.50 per share. Net proceeds from the offering were approximately $385.4 million after deducting discounts and expenses related to the offering, which we used to fund a portion of the purchase price for the acquisition of Carefree Communities.

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

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the six months ended June 30, 2016 or 2015. There is no expiration date specified for the buyback program.

Subject to certain limitations, common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time. During the six months ended June 30, 2016 and 2015, there were 0 and 17,500 common OP units converted to shares of common stock, respectively.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert each Series A-1 preferred OP units to approximately 2.439 shares of our common stock at any time. During the six months ended June 30, 2016 and 2015, holders of Series A-1 preferred OP units converted 9,730 units into 23,729 shares of common stock, and 37,885 units into 92,398 shares of common stock, respectively.

Subject to certain limitations, Series A-4 preferred OP unit holders may convert each Series A-4 preferred OP units to approximately 0.444 shares of our common stock at any time. During the six months ended June 30, 2016, holders of Series A-4 preferred OP units converted 7,000 units into 3,110 shares of common stock. No such units were converted during the six months ended June 30, 2015.

Cash distributions of $0.65 per share were declared for the quarter ended June 30, 2016. On July 15, 2016, cash payments of approximately $46.5 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of June 30, 2016. Cash distributions of $0.45 per share were declared on our Series A cumulative redeemable preferred stock for the quarter ended June 30, 2016. On July 15, 2016, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of June 30, 2016. In addition, cash distributions of $0.41 per share were declared on our Series A-4 Preferred Stock for the quarter ended June 30, 2016. On June 30, 2016, cash payments of approximately $0.7 million were made to Series A-4 Preferred Stock stockholders of record as of June 17, 2016.

10.      Share-Based Compensation

During the three months ended June 30, 2016, we granted 76,000 shares of restricted stock to key employees under the Sun Communities Inc. 2015 Equity Incentive Plan. The shares had a fair value of $69.53 per share and will vest as follows: April 18, 2019: 35%, April 18, 2020: 35%, April 18, 2021: 20%, April 18, 2022: 5%, and April 18, 2023: 5%. The fair value of issued grants was determined by using the closing price of our common stock on the date the shares were issued.

During the three months ended March 31, 2016, we granted 16,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on March 15, 2019, and had a fair value of $69.45 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the three months ended March 31, 2016, we granted 130,000 shares of restricted stock to our executive officers under the Sun Communities, Inc. 2015 Equity Incentive Plan. The shares had a fair value of $69.25 per share. Half of the shares will vest as follows: March 20, 2019: 20%; March 20, 2020, 30%; March 20, 2021, 35%; March 20, 2022, 10%; and March 20, 2023, 5%. The remaining 65,000 shares are subject to market and performance conditions with multiple tranches that vest through March 2022. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2016 and 2015, 9,349 and 4,084 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods was $0.1 million.

The vesting requirements for 146,765 restricted shares granted to our executives and employees were satisfied during the six months ended June 30, 2016.

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $60.2 million annually. This transient RV revenue was recognized 16.9% and 18.1% in the first and second quarters, respectively, and is expected to be 45.3% and 19.7% in the third and fourth quarters, respectively. In 2015, transient revenue was $39.7 million. We recognized 22.5% in the first quarter, 17.7% in the second quarter, 45.2% in the third quarter, and 14.6% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations		Home Sales and Rentals	Consolidated
Revenues	$147,384	$37,996	$185,380	$131,087		$30,229	$161,316
Operating expenses/Cost of sales	52,421	24,095	76,516	47,449	19,184	19,184	66,633
Net operating income/Gross profit	94,963	13,901	108,864	83,638		11,045	94,683
Adjustments to arrive at net income (loss):
Interest and other income, net	5,419	—	5,419	4,584		38	4,622
Home selling expenses	—	2,858	2,858			1,797	1,797
General and administrative	14,217	2,326	16,543	10,486		2,160	12,646
Transaction costs	21,098	(119)	20,979	2,037		—	2,037
Depreciation and amortization	35,586	14,084	49,670	28,142		13,269	41,411
Extinguishment of debt	—	—	—	2,800		—	2,800
Interest	28,426	2	28,428	26,746		5	26,751
Interest on mandatorily redeemable preferred OP units	787	—	787	787		—	787
Gain on disposition of properties, net	—	—	—	(2)		(11)	(13)
Provision for income taxes	(16)	(40)	(56)	(52)		(25)	(77)
Distributions from affiliate	—	—	—	7,500		—	7,500
Net income (loss)	252	(5,290)	(5,038)	24,670		(6,184)	18,486
Less: Preferred return to preferred OP units	1,263	—	1,263	1,361		—	1,361
Less: Amounts attributable to noncontrolling interests	(346)	(349)	(695)	1,261		(518)	743
Net income (loss) attributable to Sun Communities, Inc.	(665)	(4,941)	(5,606)	22,048		(5,666)	16,382
Less: Preferred stock distributions	2,197	—	2,197	4,088		—	4,088
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(2,862)	$(4,941)	$(7,803)	$17,960		$(5,666)	$12,294

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$281,232	$74,441	$355,673	$253,803	$58,192	$311,995
Operating expenses/Cost of sales	96,715	48,155	144,870	87,924	37,346	125,270
Net operating income/Gross profit	184,517	26,286	210,803	165,879	20,846	186,725
Adjustments to arrive at net income (loss):
Interest and other income, net	9,770	—	9,770	9,105	38	9,143
Home selling expenses	—	5,136	5,136	—	3,487	3,487
General and administrative	25,991	4,344	30,335	20,316	3,958	24,274
Transaction costs	23,819	(119)	23,700	11,486	—	11,486
Depreciation and amortization	70,973	27,109	98,082	59,639	25,773	85,412
Extinguishment of debt	—	—	—	2,800	—	2,800
Interest	54,715	7	54,722	52,133	7	52,140
Interest on mandatorily redeemable preferred OP units	1,574	—	1,574	1,639	—	1,639
Gain on disposition of properties, net	—	—	—	9,477	(721)	8,756
Provision for income taxes	(203)	(81)	(284)	(101)	(51)	(152)
Distributions from affiliate	—	—	—	7,500	—	7,500
Net income (loss)	17,012	(10,272)	6,740	43,847	(13,113)	30,734
Less: Preferred return to preferred OP units	2,536	—	2,536	2,390	—	2,390
Less: Amounts attributable to noncontrolling interests	297	(716)	(419)	2,021	(1,014)	1,007
Net income (loss) attributable to Sun Communities, Inc.	14,179	(9,556)	4,623	39,436	(12,099)	27,337
Less: Preferred stock distributions	4,551	—	4,551	8,174	—	8,174
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$9,628	$(9,556)	$72	$31,262	$(12,099)	$19,163

	June 30, 2016			December 31, 2015
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,018,556	$414,069	$5,432,625	$3,303,287	$417,828	$3,721,115
Cash and cash equivalents	28,653	2,788	31,441	44,150	936	45,086
Inventory of manufactured homes	1,250	27,794	29,044	—	14,828	14,828
Notes and other receivables, net	59,581	16,885	76,466	34,258	13,714	47,972
Collateralized receivables, net	144,017	—	144,017	139,768	—	139,768
Other assets, net	105,881	3,717	109,598	209,957	3,073	213,030
Total assets	$5,357,938	$465,253	$5,823,191	$3,731,420	$450,379	$4,181,799

12.     Income Taxes

We and Carefree Communities, Inc have each elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90% of its REIT ordinary taxable income to its stockholders and meet other tests.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended June 30, 2016.

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

Our various taxable REIT subsidiaries are subject to U.S. federal income taxes. Due to the Carefree acquisition, certain of our properties are also subject to Canadian income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. Full valuation allowances are generally recorded against all U.S. federal deferred tax assets. For Canadian purposes, a minimal amount of deferred tax asset is recorded in relation to a corporate entity and included in “Other assets, net” in our Consolidated Balance Sheets as of June 30, 2016. No federal deferred tax asset is included in "Other assets, net," in our Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

We had no unrecognized tax benefits as of June 30, 2016 and 2015. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2016.

We recorded a provision for federal, state, and Canadian income taxes of approximately $0.1 million and $0.1 million for the three months ended June 30, 2016, and 2015, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

13.     Earnings Per Share

We have outstanding stock options, unvested restricted shares, Series A Preferred Stock, and Series A-4 Preferred Stock, and our Operating Partnership has: outstanding common OP units; Series A-1 preferred OP units; Series A-3 preferred OP units; Series A-4 preferred OP units; Series C preferred OP units; and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$(7,803)	$12,294	$72	$19,163
Allocation of income (loss) to restricted stock awards	242	(146)	179	(180)
Net income (loss) attributable to common stockholders after allocation	(7,561)	12,148	251	18,983
Allocation of income (loss) to restricted stock awards	(242)	146	(179)	180
Diluted earnings: net income (loss) attributable to common stockholders after allocation	$(7,803)	$12,294	$72	$19,163
Denominator
Weighted average common shares outstanding	64,757	52,846	61,247	52,672
Add: dilutive stock options	—	12	9	14
Add: dilutive restricted stock	—	379	417	374
Diluted weighted average common shares and securities	64,757	53,237	61,673	53,060
Earnings per share available to common stockholders after allocation:
Basic	$(0.12)	$0.23	0.00	$0.36
Diluted	$(0.12)	$0.23	0.00	$0.36
We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of June 30, 2016 and 2015 (amounts in thousands):

	As of June 30,
	2016	2015
Common OP units	2,863	2,916
Series A-1 preferred OP units	378	391
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	748	869
Series A-4 Preferred Stock	1,682	6,365
Series C preferred OP units	340	340
Aspen preferred OP units	1,284	1,284
Total securities	7,335	12,205

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of June 30, 2016:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Fixed Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	0.3240%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	0.3240%	11.0200%	—%	N/A

In accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), derivative instruments are recorded at fair value in "Other assets, net" or "Other liabilities" on the Consolidated Balance Sheet. As of June 30, 2016 and December 31, 2015, the fair value of the derivatives was zero.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of June 30, 2016. The table presents the carrying values and fair values of our financial instruments as of June 30, 2016 and December 31, 2015 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	June 30, 2016		December 31, 2015
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$39,729	$39,729	$20,418	$20,418
Collateralized receivables, net	$144,017	$144,017	$139,768	$139,768
Financial liabilities
Debt (excluding secured borrowings)	$2,837,924	$2,973,661	$2,179,609	$2,181,790
Secured borrowing	$144,684	$144,684	$140,440	$140,440
Lines of credit	$357,721	$346,016	$25,000	$25,000

16.     Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impact of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)". The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this new standard.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). This amendment provides additional guidance within ASU 2015-03 for debt issuance costs related to line of credit arrangements. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. Entities should apply the amendments retrospectively. ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line of credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. We adopted these amendments as of March 31, 2016, which resulted in a reclassifying of deferred financing costs of $8.2 million from "Other assets, net" to "Mortgage loans payable" on the Consolidated Balance Sheets as of March 31, 2016. The debt issuance costs related to our line of credit facility remain classified as an asset on the Consolidated Balance Sheets. This change was applied throughout this document where applicable.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

18.    Subsequent Event

On July 22, 2016, we sold our entire interest in Origen consisting of 5,000,000 shares of Origen's common stock, in a private transaction for proceeds of $500,000.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of June 30, 2016, we owned and operated a portfolio of 337 developed properties located in 29 states throughout the United States and one province in Canada, including 227 MH communities, 84 RV communities, and 26 properties containing both MH and RV sites.

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

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$140,001	$125,833	$14,168	11.3%
Property operating expenses:
Payroll and benefits	12,417	10,382	2,035	19.6%
Legal, taxes, and insurance	1,614	1,837	(223)	(12.1)%
Utilities	13,900	12,475	1,425	11.4%
Supplies and repair	5,327	5,098	229	4.5%
Other	3,809	4,715	(906)	(19.2)%
Real estate taxes	10,153	8,796	1,357	15.4%
Property operating expenses	47,220	43,303	3,917	9.0%
Real Property NOI	$92,781	$82,530	$10,251	12.4%

	As of June 30,
Other Information	2016	2015	Change
Number of properties	337	251	86

Overall occupancy (1)	96.1%	93.5%	2.6%

Sites available for development	9,921	7,859	2,062

Monthly base rent per site - MH	$510	$473	$37
Monthly base rent per site - RV (2)	$408	$402	$6
Monthly base rent per site - Total	$488	$465	$23

(1)	Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 12.4% increase in Real Property NOI consists of $5.1 million from newly acquired properties, net of disposed properties and $5.2 million from same communities as detailed below.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$114,262	$108,193	$6,069	5.6%
Property operating expenses:
Payroll and benefits	9,974	9,647	327	3.4%
Legal, taxes, and insurance	1,373	1,704	(331)	(19.4)%
Utilities	6,050	5,914	136	2.3%
Supplies and repair (4)	4,651	4,673	(22)	(0.5)%
Other	3,169	3,249	(80)	(2.5)%
Real estate taxes	8,735	7,862	873	11.1%
Property operating expenses	33,952	33,049	903	2.7%
Real Property NOI	$80,310	$75,144	$5,166	6.9%

	As of June 30,
Other Information	2016	2015	Change
Number of properties	219	219	—

Overall occupancy (1) (2)	96.4%	93.9%	2.5%

Sites available for development	6,071	6,574	(503)

Monthly base rent per site - MH	$491	$475	$16
Monthly base rent per site - RV (3)	$432	$417	$15
Monthly base rent per site - Total	$483	$468	$15

(1)	Overall occupancy (%) includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	Overall occupancy (%) for 2015 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(3)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

(4)	Three months ended June 30, 2015 excludes $1.1 million of first year expenses for properties acquired in late 2014 and 2015 incurred to bring the properties up to Sun's operating standards. These costs did not meet the Company's capitalization policy.

The 6.9% growth in NOI is primarily due to increased revenues of $6.1 million partially offset by additional expenses of $0.9 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 5.6% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio due to the 2.5% occupancy gain and a 3.2% increase in the weighted average rental rate.

SUN COMMUNITIES, INC.

Property operating expenses increased approximately $0.9 million, or 2.7%, compared to 2015. Of the increase, salaries and wages increased $0.3 million; benefit costs increased $0.5 million; workers compensation costs decreased $0.5 million; property and casualty insurance expense decreased $0.3 million; and utilities increased $0.1 million primarily due to an increase in water and sewer expense, net of recoveries. Real estate taxes increased $0.9 million primarily due to increased tax appraisals in several communities located in Colorado and Texas.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended June 30, 2016 and 2015 (in thousands, except for statistical information):

	Three Months Ended June 30,
Financial Information	2016	2015	Change	% Change
Rental home revenue	$11,957	$11,495	$462	4.0%
Site rent from Rental Program (1)	15,413	15,551	(138)	(0.9)%
Rental Program revenue	27,370	27,046	324	1.2%
Expenses
Commissions	384	752	(368)	(48.9)%
Repairs and refurbishment	3,273	2,322	951	41.0%
Taxes and insurance	1,167	1,544	(377)	(24.4)%
Marketing and other	587	861	(274)	(31.8)%
Rental Program operating and maintenance	5,411	5,479	(68)	(1.2)%
Rental Program NOI	$21,959	$21,567	$392	1.8%

Other Information
Number of occupied rentals, end of period	10,997	11,395	(398)	(3.5)%
Investment in occupied rental homes, end of period	$453,869	$445,446	$8,423	1.9%
Number of sold rental homes	278	207	71	34.3%
Weighted average monthly rental rate, end of period	$868	$835	$33	4.0%

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

The 1.8% increase in NOI is primarily a result of an increase in rental rates during the three months ended June 30, 2016 as compared to June 30, 2015, offset by a slight decline in the number of occupied rental homes. The decrease in operating and maintenance expenses of $(0.1) million was primarily a result of declines in commissions, taxes, and marketing expenses, offset by an increase in refurbishment costs of the home after a renter moves out.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended June 30, 2016 and 2015 (in thousands, except for average selling prices and statistical information):

	Three Months Ended June 30,
Financial Information	2016	2015	Change	% Change
New home sales	$5,612	$5,175	$437	8.4%
Pre-owned home sales	20,427	13,559	6,868	50.7%
Revenue from home sales	26,039	18,734	7,305	39.0%

New home cost of sales	4,773	4,418	355	8.0%
Pre-owned home cost of sales	13,911	9,284	4,627	49.8%
Cost of home sales	18,684	13,702	4,982	36.4%
NOI / Gross profit	$7,355	$5,032	$2,323	46.2%

Gross profit - new homes	$839	$757	$82	10.8%
Gross margin % – new homes	15.0%	14.6%	0.4%
Average selling price – new homes	$95,119	$79,615	$15,504	19.5%

Gross profit – pre-owned homes	$6,516	$4,275	$2,241	52.4%
Gross margin % – pre-owned homes	31.9%	31.5%	0.4%
Average selling price – pre-owned homes	$29,562	$26,534	$3,028	11.4%

Statistical Information
Home sales volume:
New home sales	59	65	(6)	(9.2)%
Pre-owned home sales	691	511	180	35.2%
Total homes sold	750	576	174	30.2%

Home Sales gross profit increased $0.1 million on new home sales and increased $2.2 million on pre-owned home sales. The increase in gross profit on new home sales is due to an increase in the average selling price of new homes. The increased profits on pre-owned homes are primarily due to an increase in volume and an increase in per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change	% Change
Ancillary revenues, net	$2,182	$1,105	$1,077	97.5%
Interest income	$4,672	$3,893	$779	20.0%
Brokerage commissions and other revenues	$747	$729	$18	2.5%
Home selling expenses	$2,858	$1,797	$1,061	59.0%
General and administrative expenses	$16,543	$12,646	$3,897	30.8%
Transaction costs	$20,979	$2,037	$18,942	929.9%
Depreciation and amortization	$49,670	$41,411	$8,259	19.9%
Extinguishment of debt	$—	$2,800	$(2,800)	(100.0)%
Interest expense	$29,215	$27,538	$1,677	6.1%
Gain on disposition of properties, net	$—	$(13)	$13	(100.0)%
Distributions from affiliate	$—	$7,500	$(7,500)	(100.0)%

Ancillary revenues, net increased primarily due to an increase of $0.4 million in RV vacation rental net income and an increase of $0.7 million in golf course, restaurant, and merchandise sales revenue at RV resorts.

Interest income increased primarily due to an increase in interest income on in-house financing contracts of $0.2 million, invested cash on hand of $0.3 million, and collateralized receivables of $0.2 million.

Home selling expenses increased primarily due to increased salaries, wages and related taxes of $0.5 million and increased commissions of $0.5 million.

General and administrative expenses increased primarily due to increased salaries, wages and related taxes of $0.9 million, deferred compensation expense of $0.8 million, contract termination costs of $0.5 million, increased consulting and software fees of $0.5 million, increased employee benefits of $0.6 million, increased corporate office costs of $0.2 million, increased recruiting and training costs of $0.2 million and increased other miscellaneous expenses of $0.2 million.

Transaction costs  increased primarily due to due diligence and other transaction costs related to our acquisitions (see Notes 2).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $7.3 million primarily related to our newly acquired properties, $0.6 million related to depreciation on investment property for use in our Rental Program, and $0.3 million related to the amortization of in-place leases and promotions.

Extinguishment of debt decreased $2.8 million as a result of the $70.6 million defeasement of debt in 2015.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily as a result of a $0.9 million increase in interest expense on our lines of credit, a $0.5 million increase in mortgage interest and a $0.2 million increase in expense associated with our secured borrowing arrangements.

Distributions from affiliate decreased $7.5 million as a result of a distribution from Origen in 2015. We have not received any distributions through June 30, 2016.

SUN COMMUNITIES, INC.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

The following table summarizes our consolidated financial results for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Real Property NOI	$92,781	$82,530
Rental Program NOI	21,959	21,567
Home Sales NOI/Gross profit	7,355	5,032
Ancillary NOI/Gross profit	2,182	1,105
Site rent from Rental Program (included in Real Property NOI)	(15,413)	(15,551)
NOI/Gross profit	108,864	94,683
Adjustments to arrive at net income:
Other revenues	5,419	4,622
Home selling expenses	2,858	1,797
General and administrative	16,543	12,646
Transaction costs	20,979	2,037
Depreciation and amortization	49,670	41,411
Extinguishment of debt	—	2,800
Interest expense	29,215	27,538
Gain on disposition of properties, net	—	(13)
Provision for income taxes	(56)	(77)
Distributions from affiliate	—	7,500
Net income (loss)	(5,038)	18,486
Less: Preferred return to preferred OP units	1,263	1,361
Less: Amounts attributable to noncontrolling interests	(695)	743
Net income (loss) attributable to Sun Communities, Inc.	(5,606)	16,382
Less: Preferred stock distributions	2,197	4,088
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(7,803)	$12,294

SUN COMMUNITIES, INC.

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$269,236	$245,358	$23,878	9.7%
Property operating expenses:
Payroll and benefits	22,137	19,057	3,080	16.2%
Legal, taxes, and insurance	2,914	3,592	(678)	(18.9)%
Utilities	27,131	25,627	1,504	5.9%
Supplies and repair	7,677	7,868	(191)	(2.4)%
Other	8,409	7,577	832	11.0%
Real estate taxes	19,738	17,511	2,227	12.7%
Property operating expenses	88,006	81,232	6,774	8.3%
Real Property NOI	$181,230	$164,126	$17,104	10.4%

	As of June 30,
Other Information	2016	2015	Change
Number of properties	337	251	86

Overall occupancy (1)	96.1%	93.5%	2.6%

Sites available for development	9,921	7,859	2,062

Weighted average monthly site rent - MH	$510	$473	$37
Weighted average monthly site rent - RV (2)	$408	$402	$6
Weighted average monthly site rent - Total	$488	$465	$23

(1)	Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Weighted average rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The 10.4% increase in Real Property NOI consists of $6.9 million from newly acquired properties, net of disposed properties and $10.2 million from same community properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities as of and for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$228,807	$215,641	$13,166	6.1%
Property operating expenses:
Payroll and benefits	18,851	17,804	1,047	5.9%
Legal, taxes, and insurance	3,058	3,329	(271)	(8.1)%
Utilities	12,446	12,153	293	2.4%
Supplies and repair (4)	7,382	7,233	149	2.1%
Other	6,059	5,870	189	3.2%
Real estate taxes	17,728	16,125	1,603	9.9%
Property operating expenses	65,524	62,514	3,010	4.8%
Real Property NOI	$163,283	$153,127	$10,156	6.6%

	As of June 30,
Other Information	2016	2015	Change
Number of properties	219	219	—

Overall occupancy (1) (2)	96.4%	93.9%	2.5%

Sites available for development	6,071	6,574	(503)

Weighted average monthly site rent - MH	$491	$475	$16
Weighted average monthly site rent - RV (3)	$432	$417	$15
Weighted average monthly site rent - Total	$483	$468	$15

(1)	Overall occupancy (%) includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	Overall occupancy (%) for 2015 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(3)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

(4)	Six months ended June 30, 2015 excludes $1.1 million of first year expenses for properties acquired in late 2014 and 2015 incurred to bring the properties up to Sun's operating standards. These costs did not meet the Company's capitalization policy.

The 6.6% growth in NOI is primarily due to increased revenues of $13.2 million partially offset by an increase in expenses of $3.0 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.1% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio as a result of a 2.5% increase in occupancy and a 3.2% increase to our weighted average rental rate.

Property operating expenses increased $3.0 million, or 4.8% compared to 2015. Of the increase, salaries and wages increased $0.8 million; benefit costs increased $0.8 million; workers compensation costs decreased $0.6 million; property and casualty insurance expense decreased $0.2 million; utilities increased $0.3 million primarily due to an increase in water and sewer expense, net of recoveries and a rubbish removal increase of $0.2 million due to higher occupancy; supplies and repair expense increased $0.1 million and other miscellaneous expenses increased $0.2 million. Real estate taxes increased $1.6 million due to increased tax assessments primarily in Colorado and Texas.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the six months ended June 30, 2016 and 2015 (in thousands, except for statistical information):

	Six Months Ended June 30,
Financial Information	2016	2015	Change	% Change
Rental home revenue	$23,665	$22,624	$1,041	4.6%
Site rent from Rental Program (1)	30,631	30,678	(47)	(0.2)%
Rental Program revenue	54,296	53,302	994	1.9%
Expenses
Commissions	1,159	1,586	(427)	(26.9)%
Repairs and refurbishment	5,939	4,738	1,201	25.3%
Taxes and insurance	2,732	3,020	(288)	(9.5)%
Marketing and other	1,457	1,740	(283)	(16.3)%
Rental Program operating and maintenance	11,287	11,084	203	1.8%
Rental Program NOI	$43,009	$42,218	$791	1.9%

Other Information
Number of occupied rentals, end of period	10,997	11,395	(398)	(3.5)%
Investment in occupied rental homes, end of period	$453,869	$445,446	$8,423	1.9%
Number of sold rental homes	572	388	184	47.4%
Weighted average monthly rental rate, end of period	$868	$835	$33	4.0%

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

The 1.9% growth in NOI is primarily a result of increased monthly rental rates as indicated in the table above partially offset by a decline in the number of occupied rental units.

The increase in operating and maintenance expenses of $0.2 million was primarily a result of a $1.2 million increase in repairs and refurbishment expenses related to the refurbishment of the home after a renter moves out, offset by decreases in commission expenses of $0.4 million, decreases in taxes and insurance of $0.3 million, and decreases of $0.3 million in marketing expenses.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the six months ended June 30, 2016 and 2015 (in thousands, except for average selling prices and statistical information):

	Six Months Ended June 30,
Financial Information	2016	2015	Change	% Change
New home sales	$11,081	$10,421	$660	6.3%
Pre-owned home sales	39,695	25,147	14,548	57.9%
Revenue from homes sales	50,776	35,568	15,208	42.8%

New home cost of sales	9,617	8,609	1,008	11.7%
Pre-owned home cost of sales	27,251	17,650	9,601	54.4%
Cost of home sales	36,868	26,259	10,609	40.4%
NOI / Gross profit	$13,908	$9,309	$4,599	49.4%

Gross profit – new homes	$1,464	$1,812	$(348)	(19.2)%
Gross margin % – new homes	13.2%	17.4%	(4.2)%
Average selling price – new homes	$88,648	$79,550	$9,098	11.4%

Gross profit – pre-owned homes	$12,444	$7,497	$4,947	66.0%
Gross margin % – pre-owned homes	31.3%	29.8%	1.5%
Average selling price – pre-owned homes	$28,558	$25,452	$3,106	12.2%

Statistical Information
Home sales volume:
New home sales	125	131	(6)	(4.6)%
Pre-owned home sales	1,390	988	402	40.7%
Total homes sold	1,515	1,119	396	35.4%

Home sales gross profit decreased $0.3 million on new home sales and increased $4.9 million on pre-owned home sales. The decreased profit on new home sales is primarily the result of a slight decline in new home sale volume and lower gross margins on homes sold. The increased profit on pre-owned homes sales is due to the increase in sales volume and per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change	% Change
Ancillary revenues, net	$3,287	$1,750	$1,537	87.8%
Interest income	$8,617	$7,877	$740	9.4%
Brokerage commissions and other revenues	$1,153	$1,266	$(113)	(8.9)%
Home selling expenses	$5,136	$3,487	$1,649	47.3%
General and administrative expenses	$30,335	$24,274	$6,061	25.0%
Transaction costs	$23,700	$11,486	$12,214	106.3%
Depreciation and amortization	$98,082	$85,412	$12,670	14.8%
Extinguishment of debt	$—	$2,800	$(2,800)	(100.0)%
Interest expense	$56,296	$53,779	$2,517	4.7%
Gain on disposition of properties, net	$—	$8,756	$(8,756)	(100.0)%
Distributions from affiliate	$—	$7,500	$(7,500)	(100.0)%

Ancillary revenues, net increased primarily due to an increase of $0.8 million in RV vacation rental income and increases of $0.8 million in golf course, restaurant and merchandise sales revenue at RV resorts.

Interest income increased primarily due to an increase in interest income on collateralized receivables of $0.6 million.

Brokerage commissions and other revenues decreased primarily due to a higher loan loss reserve in 2016 as compared to 2015.

Home selling expenses increased primarily due to increased commissions of $1.0 million and increased salaries, wages and related taxes of $0.6 million.

General and administrative expenses increased primarily due to increased salaries, wages and related taxes of $1.5 million, increased deferred compensation expense of $1.6 million, increased employee benefit cost of $0.6 million, increased employee incentive of $0.8 million, increased consulting and professional services expense of $0.5 million, increased software, dues, licenses and subscription expense of $0.5 million, increased recruiting and training costs of $0.2 million, and increased other miscellaneous expenses of $0.4 million.

Transaction costs increased primarily due to due diligence and other transaction costs related to our acquisitions (see Notes 2).

Depreciation and amortization expenses increased as a result of additional depreciation and amortization of $11.2 million primarily related to our newly acquired properties, $0.3 million related to depreciation on investment property for use in our Rental Program, and $0.6 million related to the amortization of in-place leases and promotions.

Extinguishment of debt decreased $2.8 million as a result of the $70.6 million defeasement of debt in 2015.

Interest expense on debt, including interest on mandatorily redeemable debt, increased primarily as a result of a $1.1 million increase in interest expense on our lines of credit, a $0.7 million increase in mortgage interest due and a $0.6 million increase in expense associated with our secured borrowing arrangements.

Gain on disposition of properties, net decreased $8.8 million as we have not disposed of any communities in 2016.

Distributions from affiliate decreased $7.5 million as a result of a distribution from Origen in 2015. We have not received any distributions through June 30, 2016.

SUN COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

The following table summarizes our consolidated financial results for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Real Property NOI	$181,230	$164,126
Rental Program NOI	43,009	42,218
Home Sales NOI/Gross profit	13,908	9,309
Ancillary NOI/Gross profit	3,287	1,750
Site rent from Rental Program (included in Real Property NOI)	(30,631)	(30,678)
NOI/Gross profit	210,803	186,725
Adjustments to arrive at net income:
Other revenues	9,770	9,143
Home selling expenses	5,136	3,487
General and administrative	30,335	24,274
Transaction costs	23,700	11,486
Depreciation and amortization	98,082	85,412
Extinguishment of debt	—	2,800
Interest expense	56,296	53,779
Gain on disposition of properties, net	—	8,756
Provision for income taxes	(284)	(152)
Distributions from affiliate	—	7,500
Net income	6,740	30,734
Less: Preferred return to preferred OP units	2,536	2,390
Less: Amounts attributable to noncontrolling interests	(419)	1,007
Net income attributable to Sun Communities, Inc.	4,623	27,337
Less: Series A preferred stock distributions	4,551	8,174
Net income attributable to Sun Communities, Inc. common stockholders	$72	$19,163

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

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$(7,803)	$12,294	$72	$19,163
Adjustments:
Preferred return to preferred OP units	618	668	1,243	1,344
Amounts attributable to noncontrolling interests	(779)	566	(430)	779
Preferred distribution to Series A-4 Preferred Stock	—	2,574	—	—
Depreciation and amortization	49,340	40,969	97,416	85,234
(Gain)/loss on disposition of properties, net	—	13	—	(8,756)
Gain on disposition of assets	(3,903)	(2,426)	(7,558)	(4,128)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	37,473	54,658	90,743	93,636
Adjustments:
Transaction costs	20,979	2,037	23,700	11,486
Distribution from affiliate	—	(7,500)	—	(7,500)
Extinguishment of debt	—	2,800	—	2,800
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$58,452	$51,995	$114,443	$100,422

Weighted average common shares outstanding:	64,757	52,846	61,247	52,672
Add:
Common stock issuable upon conversion of stock options	9	12	9	14
Restricted stock	444	379	417	374
Common OP units	2,863	2,916	2,863	2,738
Common stock issuable upon conversion of Series A-1 preferred OP units	933	1,012	939	1,026
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75	75
Common stock issuable upon conversion of Series A-4 preferred stock	—	2,829	—	—
Weighted average common shares outstanding - fully diluted	69,081	60,069	65,550	56,899

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$0.54	$0.91	$1.38	$1.65
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$0.85	$0.87	$1.75	$1.76

(1)	The effect of certain anti-dilutive convertible securities is excluded from these items.

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

During the six months ended June 30, 2016, we acquired the Carefree portfolio of 103 communities, plus one other MH community and two other RV communities. See Note 2 to our Consolidated Financial Statements for details on the 2016 acquisitions and Note 8 to our Consolidated Financial Statements for related debt transactions.

We will continue to evaluate acquisition opportunities that meet our criteria for acquisition. On March 30, 2016, we closed on an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share.   The net proceeds from the offering were used to fund a portion of the purchase price for the acquisition of Carefree Communities. See Note 2 to our Consolidated Financial Statements for additional details on the Carefree Communities acquisition. Should additional investment opportunities arise in 2016, we intend to finance the acquisitions through available cash, secured financing, draws on our credit facilities, the assumption of existing debt on the properties, and the issuance of certain equity securities.

During the six months ended June 30, 2016, we invested $17.8 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from home sales. Expenditures for 2016 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net Cash Provided by Operating Activities	$129,048	$92,393
Net Cash Used for Investing Activities	$(1,468,615)	$(304,852)
Net Cash Provided by Financing Activities	$1,325,922	$140,930

Cash and cash equivalents decreased by $13.7 million from $45.1 million as of December 31, 2015, to $31.4 million as of June 30, 2016.

Operating Activities

Net cash provided by operating activities increased by $36.7 million from $92.4 million for the six months ended June 30, 2015 to $129.0 million for the six months ended June 30, 2016.

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

SUN COMMUNITIES, INC.

Investing Activities

Net cash used for investing activities was $1.5 billion for the six months ended June 30, 2016, compared to $304.9 million for the six months ended June 30, 2015. The increase is primarily due to increased cash used for the acquisition of properties, as a result of the Carefree Community acquisition.

Financing Activities

Net cash provided by financing activities was $1.3 billion for the six months ended June 30, 2016, compared to $140.9 million for the six months ended June 30, 2015. The increase is primarily due to a significant increase in our equity offerings in 2016 to fund the Carefree Community acquisition, in addition to new debt issuances specific to the Carefree acquisition as referenced in Note 8 and an increase in borrowings on the line of credit.

Financial Flexibility

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of June 30, 2016, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had $300.0 million on the revolving loan and $58.0 million on the term loan totaling $358.0 million in borrowings as of June 30, 2016, with a weighted average interest rate of 1.89%. As of December 31, 2015 we had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At June 30, 2016 and December 31, 2015, approximately $4.2 million and $3.4 million of availability was used to back standby letters of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of June 30, 2016
Maximum Leverage Ratio	<65.0%	41.8%
Minimum Fixed Charge Coverage Ratio	>1.40	2.47
Minimum Tangible Net Worth	2,226,237	3,116,452
Maximum Dividend Payout Ratio	<95.0%	73.5%

Market and Economic Conditions
U.S. rate environment, monetary policy change in China, Japan and Europe, fluctuating oil prices, and turmoil in emerging markets are factors that are influencing financial markets in 2016. Questions still exist on whether the U.S. economy will sustain the growth indicators it has reported and the pace at which the U.S. Federal Reserve will raise interest rates, citing the weakness of the global economy as a reason for greater caution about the prospects for domestic growth. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At June 30, 2016, we had 148 unencumbered properties with an estimated market value of $453.9 million. Fifty-six of

SUN COMMUNITIES, INC.

these unencumbered properties support the borrowing base for our $450.0 million unsecured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2015 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of June 30, 2016, our net debt to enterprise value approximated 36.6% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C units to shares of common stock). Our debt has a weighted average maturity of approximately 8.8 years and a weighted average interest rate of 4.7%.

Capital expenditures for the six months ended June 30, 2016 and 2015 included recurring capital expenditures of $8.9 million and $7.7 million, respectively. We are committed to the continued upkeep of our properties and therefore do not expect a decline in our recurring capital expenditures during 2016.

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

We have two interest rate cap agreements with a total notional amount of $160.1 million as of June 30, 2016. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $514.9 million and $197.3 million as of June 30, 2016 and 2015, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $1.2 million and $0.9 million as of June 30, 2016 and 2015, respectively, based on the $250.0 million and $168.0 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described below and the factors in Part 1, Item 1A., "Risk Factors", in our 2015 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2015 Annual Report.

The intended benefits of the Carefree Communities acquisition may not be realized.
The Carefree Communities acquisition poses risks for our ongoing operations, including, among others:

•	that senior management’s attention may be diverted from the management of daily operations to the integration of the properties acquired in the acquisition;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	that the properties acquired in the acquisition may not perform as well as anticipated; and

SUN COMMUNITIES, INC.

•	that unforeseen difficulties may arise in integrating the properties acquired in the acquisition into our portfolio.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the six months ended June 30, 2016.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1
Master Credit Facility Agreement, dated June 3, 2016, by and among Sun Apple Creek LLC; Sun Bell Crossing LLC; Sun Boulder Ridge LLC; Aspen-Brentwood Project, LLC; Sun Cave Creek LLC; Sun Countryside Lake Lanier LLC; Sun Cutler Estates LLC; Aspen-Grand Project, LLC; Sun Hamlin LLC; Sun Hawaiian Holly LLC; Holiday West Village Mobile Home Park, LLC; Sun Meadowbrook FL LLC; Sun Oakcrest LLC, Sun Pine Ridge LLC; Sun Scio Farms LLC; Sun Villa MHC LLC; Waverly Shores Village Mobile Home Park, LLC, as Borrowers, and Regions Bank, as Lender
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.2	Master Loan Agreement dated June 9, 2016, by and among Carefree Communities CA LLC, NHC-CA101, LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.3
Promissory Note dated June 9, 2016 in the original principal amount of $162.0 million executed by Carefree Communities CA LLC and NHC-CA101, LLC in favor of The Northwestern Mutual Life Insurance Company
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.4	Master Loan Agreement dated June 9, 2016, by and between Carefree Communities CA LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.5	Promissory Note dated June 9, 2016 in the original principal amount of $163.0 million executed by Carefree Communities CA LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.6	Amended and Restated Mortgage and Security Agreement dated June 9, 2016, by and between SNF Property LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.7	Amended and Restated Promissory Note dated June 9, 2016 in the original principal amount of $80.0 million executed by SNF Property LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2016	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1
Master Credit Facility Agreement, dated June 3, 2016, by and among Sun Apple Creek LLC; Sun Bell Crossing LLC; Sun Boulder Ridge LLC; Aspen-Brentwood Project, LLC; Sun Cave Creek LLC; Sun Countryside Lake Lanier LLC; Sun Cutler Estates LLC; Aspen-Grand Project, LLC; Sun Hamlin LLC; Sun Hawaiian Holly LLC; Holiday West Village Mobile Home Park, LLC; Sun Meadowbrook FL LLC; Sun Oakcrest LLC, Sun Pine Ridge LLC; Sun Scio Farms LLC; Sun Villa MHC LLC; Waverly Shores Village Mobile Home Park, LLC, as Borrowers, and Regions Bank, as Lender
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.2	Master Loan Agreement dated June 9, 2016, by and among Carefree Communities CA LLC, NHC-CA101, LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.3
Promissory Note dated June 9, 2016 in the original principal amount of $162.0 million executed by Carefree Communities CA LLC and NHC-CA101, LLC in favor of The Northwestern Mutual Life Insurance Company
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.4	Master Loan Agreement dated June 9, 2016, by and between Carefree Communities CA LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.5	Promissory Note dated June 9, 2016 in the original principal amount of $163.0 million executed by Carefree Communities CA LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.6	Amended and Restated Mortgage and Security Agreement dated June 9, 2016, by and between SNF Property LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.7	Amended and Restated Promissory Note dated June 9, 2016 in the original principal amount of $80.0 million executed by SNF Property LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith