Form 10-Q
period 2016-09-30
SUN COMMUNITIES INC
filed 2016-11-01
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016.

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

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of September 30, 2016:  73,026,504

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	(unaudited) September 30, 2016	December 31, 2015
ASSETS
Land	$1,072,964	$451,340
Land improvements and buildings	4,682,920	3,535,909
Rental homes and improvements	485,340	460,480
Furniture, fixtures and equipment	125,603	102,746
Land held for future development	23,497	23,047
Investment property	6,390,324	4,573,522
Accumulated depreciation	(977,486)	(852,407)
Investment property, net (including $89,772 and $92,009 for consolidated variable interest entities at September 30, 2016 and December 31, 2015; see Note 7)	5,412,838	3,721,115
Cash and cash equivalents	69,829	45,086
Inventory of manufactured homes	24,147	14,828
Notes and other receivables, net	87,856	47,972
Collateralized receivables, net	143,888	139,768
Other assets, net (including $2,857 and $3,823 for consolidated variable interest entities at September 30, 2016 and December 31, 2015; see Note 7)	166,148	213,030
TOTAL ASSETS	$5,904,706	$4,181,799
LIABILITIES
Mortgage loans payable (including $62,567 and $64,082 for consolidated variable interest entities at September 30, 2016 and December 31, 2015; see Note 7)	$2,854,831	$2,125,267
Secured borrowings on collateralized receivables	144,522	140,440
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	57,737	24,687
Distributions payable	51,100	41,265
Other liabilities (including $4,180 and $4,091 for consolidated variable interest entities at September 30, 2016 and December 31, 2015; see Note 7)	275,650	184,859
TOTAL LIABILITIES	3,429,743	2,562,421
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,682 shares at September 30, 2016 and 2,067 shares at December 31, 2015	50,227	61,732
Series A-4 preferred OP units	19,906	21,065
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at September 30, 2016 and December 31, 2015	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 73,027 shares at September 30, 2016 and 58,395 shares at December 31, 2015	730	584
Additional paid-in capital	3,313,905	2,319,314
Accumulated other comprehensive loss	(4,876)	—
Distributions in excess of accumulated earnings	(975,511)	(864,122)
Total Sun Communities, Inc. stockholders' equity	2,334,282	1,455,810
Noncontrolling interests:
Common and preferred OP units	73,284	82,538
Consolidated variable interest entities	(2,736)	(1,767)
Total noncontrolling interests	70,548	80,771
TOTAL STOCKHOLDERS’ EQUITY	2,404,830	1,536,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,904,706	$4,181,799
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES
Income from real property	$184,324	$137,548	$453,560	$382,906
Revenue from home sales	31,211	18,991	81,987	54,559
Rental home revenue	12,031	11,856	35,696	34,480
Ancillary revenues	16,446	12,511	28,442	20,956
Interest	4,705	3,987	13,322	11,864
Brokerage commissions and other income, net	984	462	2,137	1,728
Total revenues	249,701	185,355	615,144	506,493
COSTS AND EXPENSES
Property operating and maintenance	57,089	38,716	125,357	102,437
Real estate taxes	12,384	8,520	32,122	26,031
Cost of home sales	21,935	13,386	58,803	39,645
Rental home operating and maintenance	6,350	7,031	17,637	18,115
Ancillary expenses	8,539	6,936	17,248	13,631
Home selling expenses	3,553	1,910	8,689	5,397
General and administrative	16,575	12,670	46,910	36,944
Transaction costs	4,191	1,664	27,891	13,150
Depreciation and amortization	61,483	44,695	159,565	130,107
Extinguishment of debt	—	—	—	2,800
Interest	33,800	27,453	88,522	79,593
Interest on mandatorily redeemable preferred OP units	789	790	2,363	2,429
Total expenses	226,688	163,771	585,107	470,279
Income before other items	23,013	21,584	30,037	36,214
Gain on disposition of properties, net	—	18,190	—	26,946
Provision for income taxes	(283)	(77)	(567)	(229)
Income from affiliate transactions	500	—	500	7,500
Net income	23,230	39,697	29,970	70,431
Less: Preferred return to preferred OP units	1,257	1,302	3,793	3,692
Less: Amounts attributable to noncontrolling interests	879	2,125	460	3,132
Net income attributable to Sun Communities, Inc.	21,094	36,270	25,717	63,607
Less: Preferred stock distributions	2,197	3,179	6,748	11,353
Less: Preferred stock redemption costs	—	4,328	—	4,328
Net income attributable to Sun Communities, Inc. common stockholders	$18,897	$28,763	$18,969	$47,926
Weighted average common shares outstanding:
Basic	68,655	53,220	63,716	52,855
Diluted	69,069	53,665	64,146	53,271
Earnings per share (See Note 13):
Basic	$0.27	$0.53	$0.30	$0.90
Diluted	$0.27	$0.53	$0.30	$0.90

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income / comprehensive income	$23,230	$39,697	$29,970	$70,431
Foreign currency translation adjustment	(5,227)	—	(5,226)	—
Total comprehensive income	18,003	39,697	24,744	70,431
Less: Comprehensive income attributable to the noncontrolling interests	553	2,125	110	3,132
Comprehensive income attributable to Sun Communities, Inc.	$17,450	$37,572	$24,634	$67,299

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated other comprehensive income	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2015	$34	$584	$2,319,314	$(864,122)	$—	$80,771	$1,536,581
Issuance of common stock from exercise of options, net	—	—	149	—	—	—	149
Issuance, conversion of OP units and associated costs of common stock, net	—	144	975,850	—	—	(1,693)	974,301
Conversion of Series A-4 preferred stock	—	—	11,503	—	—	—	11,503
Share-based compensation - amortization and forfeitures	—	2	7,089	187	—	—	7,278
Foreign currency exchange	—	—	—	—	(4,876)	(350)	(5,226)
Net income	—	—	—	29,510	—	364	29,874
Distributions	—	—	—	(141,086)	—	(8,544)	(149,630)
Balance at September 30, 2016	$34	$730	$3,313,905	$(975,511)	$(4,876)	$70,548	$2,404,830

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$29,970	$70,431
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(9,400)	(4,664)
Gain on disposition of properties, net	—	(26,946)
Share-based compensation	7,278	5,234
Depreciation and amortization	157,721	129,094
Amortization of below market lease	(4,644)	(3,724)
Amortization of debt premium	(7,436)	(7,985)
Amortization of deferred financing costs	1,609	1,410
Amortization of ground lease intangibles	368	—
Income from affiliate transactions	(500)	(7,500)
Change in notes receivable from financed sales of inventory homes, net of repayments	(22,996)	(4,636)
Change in inventory, other assets and other receivables, net	14,817	(17,530)
Change in other liabilities	23,492	13,594
NET CASH PROVIDED BY OPERATING ACTIVITIES	190,279	146,778
INVESTING ACTIVITIES:
Investment in properties	(159,923)	(148,655)
Acquisitions of properties, net of cash acquired	(1,473,368)	(309,275)
Payments for deposits on acquisitions	—	(2,208)
Proceeds related to affiliate transactions	500	7,500
Proceeds related to disposition of assets and depreciated homes, net	3,755	4,849
Proceeds related to disposition of properties	88,696	45,488
Issuance of notes and other receivables	(1,411)	(727)
Payment for membership interest	—	(1,390)
Repayments of notes and other receivables	852	1,213
NET CASH USED FOR INVESTING ACTIVITIES	(1,540,899)	(403,205)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	748,959	77,306
Net proceeds from stock option exercise	149	71
Borrowings on lines of credit	474,738	394,428
Payments on lines of credit	(441,738)	(233,222)
Proceeds from issuance of other debt	900,781	326,689
Payments on other debt	(141,490)	(121,247)
Proceeds received from return of prepaid deferred financing costs	—	6,852
Redemption of Series A-4 Preferred Stock	—	(121,445)
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(141,018)	(121,468)
Preferred stock redemption costs	—	(4,328)
Payments for deferred financing costs	(24,911)	(6,751)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,375,470	196,885
Effect of exchange rate changes on cash and cash equivalents	(107)	—
Net change in cash and cash equivalents	24,743	(59,542)
Cash and cash equivalents, beginning of period	45,086	83,459
Cash and cash equivalents, end of period	$69,829	$23,917

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $378 and $464, respectively)	$91,346	$77,673
Cash paid for interest on mandatorily redeemable debt	$2,363	$2,620
Cash paid for income taxes	$612	$310
Noncash investing and financing activities:
Reduction in secured borrowing balance	$14,718	$13,243
Change in distributions declared and outstanding	$9,527	$4,264
Conversion of Series A-4 Preferred Stock	$11,503	$—
Conversion of common and preferred OP units	$2,033	$7,020
Settlement of membership interest	$—	$3,498
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$—	$1,000
Acquisitions - Series A-4 Preferred Stock issued	$—	$175,613
Acquisitions - Common stock and OP units issued	$225,000	$278,955
Acquisitions - Series C preferred OP units issued	$—	$33,154
Acquisitions - debt assumed	$—	$377,666
Acquisitions - contingent consideration liability	$9,830	$—

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

2.      Real Estate Acquisitions

Carefree Acquisition

On June 9, 2016, pursuant to a Stock Purchase Agreement dated March 22, 2016, the Company through the Operating Partnership acquired from Carefree Communities Intermediate Holdings, L.L.C. (the "Seller") all of the issued and outstanding shares of common stock of Carefree Communities Inc. ("Carefree Communities") or ("Carefree"). Carefree Communities directly or indirectly owned 103 manufactured home (“MH”) and recreational vehicle (“RV”) communities, comprising over 27,000 sites.

The aggregate purchase price for the acquisition was $1.68 billion. At the closing, the Company issued the Seller 3,329,880 shares of its common stock (the "Acquisition Shares") at an issuance price of $67.57 per share (or $225.0 million in common stock), and the Operating Partnership paid the balance of the purchase price, or $1.455 billion, in cash. Approximately $1.0 billion of the cash payment was applied simultaneously to pay off debt on the properties owned by Carefree Communities. The Operating Partnership funded the cash portion of the purchase price in part with the proceeds of the Fannie Mae financing and the Northwestern Mutual Life Insurance Company financing described in Note 8, "Debt and Lines of Credit".

On March 30, 2016, we closed on an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share.   The net proceeds from the offering of $385.4 million were used to fund a portion of the purchase price for the acquisition of the Carefree Communities.

During the three months ended September 30, 2016, the Company allocated the "investment in property" balances for Carefree Communities to the respective balance sheet line items upon preliminary completion of a purchase price allocation in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805 - Business Combinations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At Acquisition Date	Carefree
Investment in property	$1,626,289
Ground leases	38,010
In-place leases	34,660
Inventory	13,731
Below market lease	(28,550)
Total identifiable assets acquired and liabilities assumed (1)	$1,684,140

Consideration
Cash and equity	$1,684,140

(1) The purchase price allocations for Carefree is preliminary and will be adjusted as final costs and final valuations are determined.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 related to the Carefree acquisition completed in 2016 is set forth in the following table (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Revenue	$39,960	$49,067
Net income	$6,183	$10,968

Other Acquisitions

In September 2016, we acquired Petoskey RV Resort ("Petoskey"), a RV resort with 78 sites located in Petoskey, Michigan.

In August 2016, we acquired Sunset Beach Resort ("Sunset Beach") in Cape Charles, Virginia. The sellers of Sunset Beach were engaged by the Company to continue to operate and maintain the property.  Beginning January 1, 2022, the Company has the option to remove the sellers as operators via a payment based on certain operating performance metrics.  Accordingly, total consideration of $27.8 million as of September 30, 2016 includes a contingent consideration liability of $9.8 million.

The contingent consideration liability represents the present value of the contingent payment estimated at acquisition closing, based on projected future operating performance metrics.  The contingent payment is formula-driven, and not capped.  The contingent consideration liability will be re-measured at each reporting date, with changes in fair value adjusted through earnings, until the contingency is resolved.  The final contingent payment could be materially different from the initial estimate.

In June 2016, we acquired Pecan Park RV Resort ("Pecan Park"), a RV resort with 183 sites located in Jacksonville, Florida.

In March 2016, we acquired Hill Country Cottage and RV Resort ("Hill Country"), a RV resort with 353 sites located in New Braunfels, Texas.

In March 2016, we acquired Kimberly Estates, a MH community with 387 sites located in Frenchtown Township, Michigan.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the amounts of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid for the acquisition completed in 2016 (in thousands):

At Acquisition Date	Petoskey (2)	Sunset Beach (2)(3)	Pecan Park (2)	Hill Country (2)	Kimberly Estates (2)	Total
Investment in property	$3,500	$27,830	$7,000	$29,990	$7,313	$75,633
Inventory of manufactured homes	—	—	—	—	97	97
In-place leases and other intangible assets	—	—	—	10	340	350
Total identifiable assets acquired and liabilities assumed	$3,500	$27,830	$7,000	$30,000	$7,750	$76,080

Consideration
Cash, proceeds from prior dispositions held in escrow, or contingent liability	$3,500	$27,830	$7,000	$30,000	$7,750	$76,080

(2) The purchase price allocations for Petoskey, Sunset Beach, Pecan Park, Hill Country, and Kimberly Estates are preliminary and may be adjusted as final costs and final valuations are determined.
(3) Sunset Beach consideration includes a $9.8 million contingent consideration liability.

The amount of revenue and net income included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 related to the acquisitions other than Carefree completed in 2016 is set forth in the following table (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Revenue	$2,616	$5,119
Net income	$893	$1,621

The following unaudited pro forma financial information presents the results of our operations for the three and nine months ended September 30, 2016 and 2015 as if the properties were acquired on January 1, 2015. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2015 (in thousands, except per-share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2016	2015	2016	2015
Total revenues	$250,096	$228,221	$689,878	$635,092
Net income attributable to Sun Communities, Inc. common stockholders	$18,790	$43,061	$39,576	$90,821
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.27	$0.81	$0.62	$1.72
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.27	$0.80	$0.62	$1.70

Transaction costs of $27.9 million and $13.2 million have been incurred for the nine months ended September 30, 2016 and 2015, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

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

The transferred assets have been classified as "Collateralized receivables, net" and the cash proceeds received from these transactions have been classified as "Secured borrowings on collateralized receivables" within the Consolidated Balance Sheets. The balance of the collateralized receivables was $143.9 million (net of allowance of $0.6 million) and $139.8 million (net of allowance of $0.7 million) as of September 30, 2016 and December 31, 2015, respectively. The receivables have a weighted average interest rate and maturity of 10.1% and 15.8 years as of September 30, 2016, and 10.2% and 15.6 years as of December 31, 2015.

The outstanding balance on the secured borrowing was $144.5 million and $140.4 million as of September 30, 2016 and December 31, 2015, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.5 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively, and $10.3 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Nine Months Ended
September 30, 2016
Beginning balance	$140,440
Financed sales of manufactured homes	18,800
Principal payments and payoffs from our customers	(9,185)
Principal reduction from repurchased homes	(5,533)
Total activity	4,082
Ending balance	$144,522

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for the collateralized receivables as of September 30, 2016 (in thousands):

Nine Months Ended
September 30, 2016
Beginning balance	$(672)
Lower of cost or market write-downs	470
Increase to reserve balance	(432)
Total activity	38
Ending balance	$(634)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	September 30, 2016	December 31, 2015
Installment notes receivable on manufactured homes, net	$51,251	$20,418
Other receivables, net	36,605	27,554
Total notes and other receivables, net	$87,856	$47,972

Installment Notes Receivable on Manufactured Homes

The installment notes of $51.3 million (net of allowance of $0.2 million) and $20.4 million (net of allowance of $0.2 million) as of September 30, 2016 and December 31, 2015, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 9.3% and 15.7 years as of September 30, 2016, and 8.6% and 10.0 years as of December 31, 2015. The increase in weighted average maturity from 10.0 years to 15.7 years is the result of a shift to longer maturities in our financed sales of manufactured homes in 2016, as well as our acquired notes having longer maturities than our previous average.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Nine Months Ended
September 30, 2016
Beginning balance	$20,610
Financed sales of manufactured homes	31,775
Acquired notes	3,521
Principal payments and payoffs from our customers	(3,466)
Principal reduction from repossessed homes	(1,038)
Total activity	30,792
Ending balance	$51,402

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Nine Months Ended
September 30, 2016
Beginning balance	$(192)
Lower of cost or market write-downs	48
Increase to reserve balance	(7)
Total activity	41
Ending balance	$(151)

Other Receivables

As of September 30, 2016, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $5.9 million (net of allowance of $1.6 million); home sale proceeds of $17.0 million; insurance receivables of $0.8 million; rebates and other receivables of $5.5 million; and promissory notes receivable of $7.3 million. The promissory notes receivable have maturities on or before December 31, 2016. As of December 31, 2015, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $4.7 million (net of allowance of $0.9 million); home sale proceeds of $10.5 million; insurance receivables of $1.2 million; insurance settlement of $3.7 million; rebates and other receivables of $5.3 million; and a promissory note receivable of $2.2 million.

5.	Intangible Assets

Our intangible assets include ground leases and in-place leases from acquisitions, franchise fees, and other intangible assets. These intangible assets are recorded in "Other assets, net" on the Consolidated Balance Sheets.

During the third quarter, as part of the Carefree acquisition purchase price allocation, we recorded $38.0 million of intangible assets associated with ground leases. These ground leases relate to 5 communities where contractual base rents are below market rents and therefore give rise to future economic benefits over the remaining lease terms.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		September 30, 2016		December 31, 2015
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$38,010	$(368)	$—	$—
In-place leases	7 years	97,829	(28,386)	62,981	(20,245)
Franchise fees and other intangible assets	15 years	1,864	(1,009)	1,864	(622)
Total		$137,703	$(29,763)	$64,845	$(20,867)

SUN COMMUNITIES, INC.

The aggregate net amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Intangible Asset	2016	2015	2016	2015
Ground leases	$368	$—	$368	$—
In-place leases	3,824	2,341	8,142	6,020
Franchise fees and other intangible assets	129	129	387	387
Total	$4,321	$2,470	$8,897	$6,407

Based on the gross carrying amount of intangible assets as of September 30, 2016, the estimated future amortization expense for the next five years was as follows (in thousands):

Remainder of 2016	$3,856
2017	15,200
2018	14,322
2019	13,405
2020	11,678

6.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At September 30, 2016 and December 31, 2015, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts. We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we owned 5,000,000 shares of common stock in Origen, which approximated an ownership interest of 19.3%. We had suspended equity accounting for this investment as the carrying value of our investment was zero. In January 2015, Origen completed the sale of substantially all of its assets to an affiliate of GoldenTree Asset Management, LP and announced its intention to dissolve and liquidate. During the second quarter of 2015, and as disclosed in a press release on March 30, 2015, Origen made an initial distribution of $1.50 per share to its stockholders of record as of April 13, 2015. During the second quarter of 2015, we received an initial distribution of $7.5 million from Origen. During the third quarter of 2016, we sold all 5,000,000 shares of common stock in Origen to an unrelated party for aggregate proceeds of $0.5 million.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Consolidated Variable Interest Entities

In 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The Company evaluated the application of ASU No. 2015-02 and concluded that no change was required to its accounting of its interests in less than wholly owned joint ventures, however, the Operating Partnership now meets the criteria as a variable interest entity ("VIE"). The Company’s significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership.

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

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	September 30, 2016	December 31, 2015
ASSETS
Investment property, net	$89,772	$92,009
Other assets	2,857	3,823
Total Assets	$92,629	$95,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$62,567	$64,082
Other liabilities	4,180	4,091
Noncontrolling interests	(2,736)	(1,767)
Total Liabilities and Stockholders' Equity	$64,011	$66,406

Investment property, net and other assets related to the consolidated VIEs comprised approximately 1.6% and 2.3% of our consolidated total assets at September 30, 2016 and December 31, 2015, respectively. Debt and other liabilities comprised approximately 1.9% and 2.5% of our consolidated total liabilities at September 30, 2016 and December 31, 2015, respectively. Noncontrolling interests related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at September 30, 2016 and December 31, 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Collateralized term loans - CMBS	$531,366	$642,429	5.4	5.3	5.2%	5.3%
Collateralized term loans - FNMA	1,095,397	791,304	6.6	5.8	4.4%	4.6%
Collateralized term loans - Life Companies	894,009	502,555	12.4	14.4	3.8%	4.1%
Collateralized term loans - FMCC	334,059	197,418	8.3	9.0	4.0%	4.0%
Secured borrowing	144,522	140,440	15.7	15.6	10.1%	10.2%
Preferred OP units - mandatorily redeemable	45,903	45,903	5.5	6.1	6.9%	6.9%
Total debt	$3,045,256	$2,320,049	8.7	8.4	4.6%	5.0%

As of September 30, 2016, the aggregate annual contractual maturities and principal amortization of our debt and lines of credit were as follows (in thousands):

Remainder of 2016	$16,426
2017	153,955
2018	108,753
2019	125,187
2020	178,112
2021 and thereafter	2,498,470

Collateralized Term Loans

In September 2016, 15 subsidiaries of the Operating Partnership entered into 15 different promissory notes totaling $139.0 million with PNC Bank, as lender (the "Freddie Mac Financing"). Five of the loans totaling $70.2 million bear interest at a rate of 3.930% and have ten-year terms. The remaining ten loans totaling $68.8 million bear interest at a rate of 3.750% and have seven-year terms. The Freddie Mac Financing provides for principal and interest payments to be amortized over 30 years.

In September 2016, proceeds from the Freddie Mac Financing described above and the underwritten registered public equity offering described in Note 9, "Equity and Mezzanine Securities" were utilized to repay $62.1 million in mortgage loans and $300.0 million on our revolving loan under our senior revolving credit facility.

In June 2016, 17 subsidiaries of the Operating Partnership entered into a Master Credit Facility Agreement (the "Fannie Mae Credit Agreement") with Regions Bank, as lender. Pursuant to the Fannie Mae Credit Agreement, Regions Bank loaned a total of $338.0 million under a senior secured credit facility, comprised of two ten-year term loans in the amount of $300.0 million and $38.0 million, respectively (collectively the "Fannie Mae Financing"). The $300.0 million term loan bears interest at 3.69% per year and the $38.0 million term loan bears interest at 3.67% per year for a blended rate of 3.69% per year. The Fannie Mae Financing provides for principal and interest payments to be amortized over 30 years.

The Fannie Mae Financing is secured by mortgages encumbering 17 MH communities comprised of real and personal property owned by the borrowers. Additionally, the Company and the Operating Partnership have provided a guaranty of the non-recourse carve-out obligations of the borrowers under the Fannie Mae Financing.

Additionally, in June 2016, three subsidiaries of the Operating Partnership entered into mortgage loan documents (the "NML Loan Documents") with The Northwestern Mutual Life Insurance Company ("NML"). Pursuant to the NML Loan Documents, NML made three portfolio loans to the subsidiary borrowers in the aggregate amount of $405.0 million. NML loaned $162.0 million under a ten-year term loan to two of the subsidiary borrowers (the "Portfolio A Loan"). The Portfolio A Loan bears interest at

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.53% per year and is secured by deeds of trust encumbering seven MH communities and one RV community. NML also loaned $163.0 million under a 12-year term loan (the "Portfolio B Loan") to one subsidiary which is also a borrower under the Portfolio A Loan. The Portfolio B Loan bears interest at 3.71% per year and is secured by deeds of trust and a ground lease encumbering eight MH communities. NML also loaned $80.0 million under a 12-year term loan (the "Portfolio C Loan" and, collectively, with the Portfolio A Loan and the Portfolio B Loan, the "NML Financing") to one subsidiary borrower. The Portfolio C Loan bears interest at 3.71% per year and is secured by a mortgage encumbering one RV community. All of the MH and RV communities that secure the NML Financing were acquired as part of the Carefree Communities acquisition (See Note 2).

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

The collateralized term loans totaling $2.9 billion as of September 30, 2016, are secured by 202 properties comprised of 79,369 sites representing approximately $3.5 billion of net book value.

Secured Borrowing

See Note 3, "Collateralized Receivables and Transfers of Financial Assets", for additional information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which, as of September 30, 2016, are convertible indirectly into 482,265 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Lines of Credit

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and a $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of September 30, 2016, the margin on our leverage ratio was 1.40% and 1.35% on the revolving and term loans, respectively. We had no borrowings on the revolving loan and $58.0 million on the term loan totaling$58.0 million in borrowings as of September 30, 2016, with a weighted average interest rate of 1.93%. As of December 31, 2015 we had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At September 30, 2016 and December 31, 2015, approximately $3.6 million and $3.4 million, respectively, of availability was used to back standby letters of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0%. At September 30, 2016, the effective interest rate was 7.0%.  At September 30, 2016 and December 31, 2015, there was no outstanding balance.

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At September 30, 2016, we were in compliance with all covenants.

9.      Equity and Mezzanine Securities

In September 2016, we closed an underwritten registered public offering of 3,737,500 shares of common stock at a net price of $75.89 per share. Proceeds from the offering were approximately $283.6 million after deducting expenses related to the offering, which were used to repay borrowings outstanding under the revolving loan under our senior revolving credit facility.

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

During the third quarter of 2016, 620,828 shares of common stock were issued under the Sales Agreement at the prevailing market price of our common stock at the time of each sale with a weighted average sales price of $76.81 per share. We received net proceeds totaling $47.1 million. During the nine months ended September 30, 2016, 1,105,828 shares were issued under the Sales Agreement at a weighted average share price of $74.64 per share for net proceeds totaling $81.5 million.

In June 2016, at the closing of the Carefree acquisition, the Company issued the Seller 3,329,880 shares of its common stock at an issuance price of $67.57 per share or $225.0 million in common stock. Refer to Note 2, "Real Estate Acquisitions".

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

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the nine months ended September 30, 2016 or 2015. There is no expiration date specified for the buyback program.

Subject to certain limitations, common OP unit holders can convert their common OP units into an equivalent number of shares of common stock at any time. During the nine months ended September 30, 2016 and 2015, there were 24,896 and 99,406 common OP units converted to shares of common stock, respectively.

Subject to certain limitations, Series A-1 preferred OP unit holders may convert each Series A-1 preferred OP units to approximately 2.439 shares of our common stock at any time. During the nine months ended September 30, 2016 and 2015, holders of Series A-1 preferred OP units converted 11,490 units into 28,021 shares of common stock, and 39,817 units into 97,109 shares of common stock, respectively.

Subject to certain limitations, Series A-4 preferred OP unit holders may convert each Series A-4 preferred OP units to approximately 0.444 shares of our common stock at any time. During the nine months ended September 30, 2016, and 2015 holders of Series

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A-4 preferred OP units converted 12,389 units into 5,505 shares of common stock, and 109,414 units into 48,627 shares of common stock, respectively.

Subject to certain limitations, Series C preferred OP unit holders may convert each Series C preferred OP units to 1.11 shares of our common stock at any time. During the nine months ended September 30, 2016 holders of Series C preferred OP units converted 7,000 units into 7,768 shares of common stock. There were no conversions of Series C preferred OP units during the nine months ended September 30, 2015.

Cash distributions of $0.65 per share were declared for the quarter ended September 30, 2016. On October 17, 2016, cash payments of approximately $49.3 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of September 30, 2016. Cash distributions of $0.45 per share were declared on our Series A cumulative redeemable preferred stock for the quarter ended September 30, 2016. On October 17, 2016, cash payments of approximately $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of September 30, 2016. In addition, cash distributions of $0.41 per share were declared on our Series A-4 Preferred Stock for the quarter ended September 30, 2016. On September 30, 2016, cash payments of approximately $0.7 million were made to Series A-4 Preferred Stock stockholders of record as of September 16, 2016.

10.      Share-Based Compensation

During the three months ended June 30, 2016, we granted 76,000 shares of restricted stock to key employees under the Sun Communities Inc. 2015 Equity Incentive Plan. The shares had a fair value of $69.53 per share and will vest as follows: April 18, 2019: 35%; April 18, 2020: 35%; April 18, 2021: 20%; April 18, 2022: 5%; and April 18, 2023: 5%. The fair value of issued grants was determined by using the closing price of our common stock on the date the shares were issued.

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

During the nine months ended September 30, 2016 and 2015, 9,349 and 4,084 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods was $0.1 million.

The vesting requirements for 158,340 restricted shares granted to our executives and employees were satisfied during the nine months ended September 30, 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Transactions between our segments are eliminated in consolidation.  Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $59.2 million annually. In 2016, we recognized 17.1%, 18.4%, and 44.4% during the first, second, and third quarters, respectively. We expect to recognize 20.1% during the fourth quarter of 2016. In 2015, transient revenue was $39.7 million. We recognized 22.5% in the first quarter, 17.7% in the second quarter, 45.2% in the third quarter, and 14.6% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Real Property Operations		Home Sales and Rentals	Consolidated	Real Property Operations		Home Sales and Rentals	Consolidated
Revenues	$200,770		$43,242	$244,012	$150,059		$30,847	$180,906
Operating expenses/Cost of sales	78,012		28,285	106,297	54,172	19,184	20,417	74,589
Net operating income/Gross profit	122,758		14,957	137,715	95,887		10,430	106,317
Adjustments to arrive at net income (loss):
Interest and other income, net	5,689		—	5,689	4,449		—	4,449
Home selling expenses	—		(3,553)	(3,553)	—		(1,910)	(1,910)
General and administrative	(14,309)		(2,266)	(16,575)	(10,735)		(1,935)	(12,670)
Transaction costs	(4,171)		(20)	(4,191)	(1,664)		—	(1,664)
Depreciation and amortization	(47,323)		(14,160)	(61,483)	(31,352)		(13,343)	(44,695)
Interest	(33,797)		(3)	(33,800)	(27,434)		(19)	(27,453)
Interest on mandatorily redeemable preferred OP units	(789)		—	(789)	(790)		—	(790)
Gain on disposition of properties, net	—	—	—	—	13,415		4,775	18,190
Provision for income taxes	(242)		(41)	(283)	(51)		(26)	(77)
Income from affiliate transactions	500		—	500	—		—	—
Net income (loss)	28,316		(5,086)	23,230	41,725		(2,028)	39,697
Less: Preferred return to preferred OP units	1,257		—	1,257	1,302		—	1,302
Less: Amounts attributable to noncontrolling interests	1,192		(313)	879	2,295		(170)	2,125
Net income (loss) attributable to Sun Communities, Inc.	25,867		(4,773)	21,094	38,128		(1,858)	36,270
Less: Preferred stock distributions	2,197		—	2,197	3,179		—	3,179
Less: Preferred stock redemption costs	—		—	—	4,328		—	4,328
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$23,670		$(4,773)	$18,897	$30,621		$(1,858)	$28,763

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Real Property Operations		Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$482,002		$117,683	$599,685	$403,862	$89,039	$492,901
Operating expenses/Cost of sales	174,727	—	76,440	251,167	142,096	57,763	199,859
Net operating income/Gross profit	307,275		41,243	348,518	261,766	31,276	293,042
Adjustments to arrive at net income (loss):
Interest and other income, net	15,459		—	15,459	13,554	38	13,592
Home selling expenses	—		(8,689)	(8,689)	—	(5,397)	(5,397)
General and administrative	(40,300)		(6,610)	(46,910)	(31,051)	(5,893)	(36,944)
Transaction costs	(27,990)		99	(27,891)	(13,150)	—	(13,150)
Depreciation and amortization	(118,296)		(41,269)	(159,565)	(90,991)	(39,116)	(130,107)
Extinguishment of debt	—		—	—	(2,800)	—	(2,800)
Interest	(88,512)		(10)	(88,522)	(79,567)	(26)	(79,593)
Interest on mandatorily redeemable preferred OP units	(2,363)		—	(2,363)	(2,429)	—	(2,429)
Gain on disposition of properties, net	—		—	—	22,892	4,054	26,946
Provision for income taxes	(445)		(122)	(567)	(152)	(77)	(229)
Income from affiliate transactions	500		—	500	7,500	—	7,500
Net income (loss)	45,328		(15,358)	29,970	85,572	(15,141)	70,431
Less: Preferred return to preferred OP units	3,793		—	3,793	3,692	—	3,692
Less: Amounts attributable to noncontrolling interests	1,489		(1,029)	460	4,316	(1,184)	3,132
Net income (loss) attributable to Sun Communities, Inc.	40,046		(14,329)	25,717	77,564	(13,957)	63,607
Less: Preferred stock distributions	6,748		—	6,748	11,353	—	11,353
Less: Preferred stock redemption costs	—		—	—	4,328	—	4,328
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$33,298		$(14,329)	$18,969	$61,883	$(13,957)	$47,926

	September 30, 2016			December 31, 2015
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$4,965,843	$446,995	$5,412,838	$3,303,287	$417,828	$3,721,115
Cash and cash equivalents	64,131	5,698	69,829	44,150	936	45,086
Inventory of manufactured homes	—	24,147	24,147	—	14,828	14,828
Notes and other receivables, net	70,056	17,800	87,856	34,258	13,714	47,972
Collateralized receivables, net	143,888	—	143,888	139,768	—	139,768
Other assets, net	163,120	3,028	166,148	209,957	3,073	213,030
Total assets	$5,407,038	$497,668	$5,904,706	$3,731,420	$450,379	$4,181,799

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Income Taxes

We have each elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90% of its REIT ordinary taxable income to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended September 30, 2016.

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

Our various taxable REIT subsidiaries are subject to U.S. federal income taxes. Due to the Carefree acquisition, certain of our properties are also subject to Canadian income taxes. Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards and depreciation. Full valuation allowances are generally recorded against all U.S. federal deferred tax assets. For Canadian purposes, a minimal amount of deferred tax asset is recorded in relation to a corporate entity and included in “Other assets, net” in our Consolidated Balance Sheets as of September 30, 2016. No federal deferred tax asset is included in "Other assets, net," in our Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

We had no unrecognized tax benefits as of September 30, 2016 and 2015. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2016.

We recorded a provision for federal, state, and Canadian income taxes of approximately $0.3 million and $0.1 million for the three months ended September 30, 2016, and 2015, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.     Earnings Per Share

We have outstanding stock options, unvested restricted common shares, Series A Preferred Stock, and Series A-4 Preferred Stock, and our Operating Partnership has: outstanding common OP units; Series A-1 preferred OP units; Series A-3 preferred OP units; Series A-4 preferred OP units; Series C preferred OP units; and Aspen preferred OP Units, which, if converted or exercised, may impact dilution.

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$18,897	$28,763	$18,969	$47,926
Allocation of income (loss) to restricted stock awards	(135)	(381)	(22)	(541)
Net income (loss) attributable to common stockholders after allocation	18,762	28,382	18,947	47,385
Allocation of income (loss) to restricted stock awards	135	381	22	541
Diluted earnings: net income (loss) attributable to common stockholders after allocation	$18,897	$28,763	$18,969	$47,926

Denominator
Weighted average common shares outstanding	68,655	53,220	63,716	52,855
Add: dilutive stock options	8	14	10	16
Add: dilutive restricted stock	406	431	420	400
Diluted weighted average common shares and securities	69,069	53,665	64,146	53,271
Earnings per share available to common stockholders after allocation:
Basic	$0.27	$0.53	$0.30	$0.90
Diluted	$0.27	$0.53	$0.30	$0.90

We excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of September 30, 2016 and 2015 (amounts in thousands):

	As of September 30,
	2016	2015
Common OP units	2,838	2,863
Series A-1 preferred OP units	376	389
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	743	760
Series A-4 Preferred Stock	1,682	2,298
Series C preferred OP units	333	340
Aspen preferred OP units	1,284	1,284
Total securities	7,296	7,974

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of September 30, 2016:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	2.5240%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2011	10/3/2016	$10.0	3 Month LIBOR	3.3240%	11.0200%	—%	N/A

In accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), derivative instruments are recorded at fair value in "Other assets, net" or "Other liabilities" on the Consolidated Balance Sheet. As of September 30, 2016 and December 31, 2015, the fair value of the derivatives was zero.

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

Level 1—Quoted unadjusted prices for identical instruments in active markets;

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The following methods and assumptions were used in order to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Derivative Instruments
The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all significant inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair value of derivative instruments on a recurring basis (Level 2). See Note 14, "Derivative Instruments and Hedging Activities".

Installment Notes Receivable on Manufactured Homes
The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer to Note 4, "Notes and Other Receivables".

Long-Term Debt and Lines of Credit
The fair value of long-term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Lines of Credit".

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Collateralized Receivables and Secured Borrowings
The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing on the Consolidated Balance Sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). See Note 3, "Collateralized Receivables and Transfers of Financial Assets".

Financial Liabilities
We estimate the fair value of our contingent consideration liability based on discounting of future cash flows using market interest rates and adjusting for non-performance risk over the remaining term of the liability (Level 2).

Other Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair market values due to the short-term nature of these instruments.

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of September 30, 2016. The table presents the carrying values and fair values of our financial instruments as of September 30, 2016 and December 31, 2015 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	September 30, 2016		December 31, 2015
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$51,251	$51,251	$20,418	$20,418
Collateralized receivables, net	$143,888	$143,888	$139,768	$139,768
Financial liabilities
Debt (excluding secured borrowings)	$2,900,734	$3,026,470	$2,179,609	$2,181,790
Secured borrowing	$144,522	$144,522	$140,440	$140,440
Lines of credit	$57,737	$56,248	$24,687	$23,062
Other liabilities (contingent consideration)	$9,830	$9,830	$—	$—

16.     Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory". This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the impact of the adoption of this ASU.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". This update addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. The Company is currently evaluating the impact of the adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09 "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments in this update are intended to simplify several aspects of the accounting for share-based payments. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the impact of the adoption of this ASU.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)". The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs". This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line of credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. We adopted these amendments retrospectively for all periods presented as of January 1, 2016. The adoption resulted in reclassifications of deferred financing costs of $8.4 million and $0.3 million from "Other assets, net" to "Mortgage loans payable" and "Lines of credit," respectively, on the Consolidated Balance Sheets as of December 31, 2015. The debt issuance costs of $0.3 million related to our $58.0 million term loan, whereas debt issuance costs related to our revolving loan remain classified as an asset on the Consolidated Balance Sheets.

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810) Amendments to the Consolidation Analysis" ("ASU 2015-02") which modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. All entities are subject to reevaluation under the revised consolidation model. The Company is the sole general partner in a limited partnership, and as such, the Company has complete control in conducting all business activities associated with the Partnership. Limited partners do not have kick-out rights or participating rights. The Company adopted ASU 2015-02 as of January 1, 2016 and fully consolidates the activities of the Operating Partnership within its Consolidated Financial Statements under the variable interest entity model as it is the primary beneficiary. There was no impact to the Consolidated Financial Statements as the Company previously consolidated under the voting interest entity model.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The objective of this amendment is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this amendment, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. This amendment applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the methods of adoption and the impact that ASU 2014-09 will have on our Consolidated Financial Statements.

17.    Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

18.    Subsequent Events

During October 2016, certain of our coastal communities in Florida, Georgia, North Carolina, South Carolina, and Virginia were impacted by Hurricane Matthew. The hurricane did not cause material damage. Efforts following the hurricane were primarily limited to removal of damaged trees and debris cleanup.

During October 2016, the Company borrowed $58.5 million under a promissory note. The note requires payment of interest only until maturity, bears interest at a fixed rate of 3.33% and has a seven-year term.

During October 2016, the Company acquired two RV communities in Colorado and New York for total consideration of $9.7 million.

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

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of September 30, 2016, we owned and operated or had an interest in a portfolio of 339 developed properties located in 29 states throughout the United States and one province in Canada, including 227 MH communities, 86 RV communities, and 26 properties containing both MH and RV sites.

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

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding net operating income ("NOI") and funds from operations ("FFO") as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation/amortization of real estate assets. In addition, NOI and FFO are commonly used in various ratios, pricing multiples/yields and returns and valuation calculations used to measure financial position, performance and value.

NOI is derived from revenues minus property operating expenses and real estate taxes. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income (loss) is the most directly comparable GAAP measurement to NOI. Because of the inclusion of items such as interest, depreciation, and amortization, the use of net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level. The Company believes that NOI is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization interest expense and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates),

SUN COMMUNITIES, INC.

FFO provides a performance measure that, when compared period over period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss). Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. FFO is computed in accordance with the Company's interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company also uses FFO excluding certain items, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT’s ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure that, when combined with measures computed in accordance with GAAP such as net income (loss), cash flow from operating activities, investing activities and financing activities, provide investors with an indication of our ability to service debt and to fund acquisitions and other expenditures. Other REITs may use different methods for calculating FFO, accordingly, our FFO may not be comparable to other REITs.

NOI and FFO do not represent cash generated from operating activities in accordance with GAAP and are not necessarily indicative of cash available to fund cash needs, including the repayment of principal on debt and payment of dividends and distributions. NOI and FFO should not be considered as alternatives to net income (loss) (calculated in accordance with GAAP) for purposes of evaluating our operating performance, or cash flows (calculated in accordance with GAAP) as a measure of liquidity. NOI and FFO as calculated by us may not be comparable to similarly titled, but differently calculated, measures of other REITs or to the definition of FFO published by NAREIT.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles NOI to net income for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016		2015
Real Property NOI	$114,851		$90,312
Rental Program NOI	21,213		20,587
Home Sales NOI/Gross profit	9,276		5,605
Ancillary NOI/Gross profit	7,907		5,575
Site rent from Rental Program (included in Real Property NOI)	(15,532)		(15,762)
NOI/Gross profit	137,715		106,317
Adjustments to arrive at net income:
Other revenues	5,689		4,449
Home selling expenses	(3,553)		(1,910)
General and administrative	(16,575)		(12,670)
Transaction costs	(4,191)		(1,664)
Depreciation and amortization	(61,483)		(44,695)
Interest expense	(34,589)		(28,243)
Gain on disposition of properties, net	—		18,190
Provision for income taxes	(283)		(77)
Income from affiliate transactions	500		—
Net income	23,230		39,697
Less: Preferred return to preferred OP units	1,257		1,302
Less: Amounts attributable to noncontrolling interests	879		2,125
Net income attributable to Sun Communities, Inc.	21,094		36,270
Less: Preferred stock distributions	2,197		3,179
Less: Preferred stock redemption costs	—	—	4,328
Net income attributable to Sun Communities, Inc. common stockholders	$18,897		$28,763

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$184,324	$137,548	$46,776	34.0%
Property operating expenses:
Payroll and benefits	18,436	11,092	7,344	66.2%
Legal, taxes, and insurance	1,475	2,090	(615)	(29.4)%
Utilities	21,710	15,002	6,708	44.7%
Supplies and repair	7,394	5,989	1,405	23.5%
Other	8,074	4,543	3,531	77.7%
Real estate taxes	12,384	8,520	3,864	45.4%
Property operating expenses	69,473	47,236	22,237	47.1%
Real Property NOI	$114,851	$90,312	$24,539	27.2%

	As of September 30,
Other Information	2016	2015	Change
Number of properties	339	251	88

Overall occupancy (1)	96.2%	93.7%	2.5%

Sites available for development	10,504	7,749	2,755

Monthly base rent per site - MH	$511	$480	$31
Monthly base rent per site - RV (2)	$414	$418	$(4)
Monthly base rent per site - Total	$491	$473	$18

(1)	Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 27.2% increase in Real Property NOI consists of $19.6 million from newly acquired properties, net of disposed properties and $4.9 million from same communities as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. Same Communities consist of properties owned and operated throughout 2016 and 2015.  The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Community data in this Form 10-Q includes all properties which we have owned and operated continuously since January 1, 2015. All communities from the American Land Lease portfolio acquisition are included within Same Communities.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$124,274	$117,337	$6,937	5.9%
Property operating expenses:
Payroll and benefits	11,029	9,716	1,313	13.5%
Legal, taxes, and insurance	1,116	1,892	(776)	(41.0)%
Utilities	7,954	7,564	390	5.2%
Supplies and repair (1)	5,352	5,270	82	1.6%
Other	3,603	3,619	(16)	(0.5)%
Real estate taxes	8,575	7,557	1,018	13.5%
Property operating expenses	37,629	35,618	2,011	5.6%
Real Property NOI	$86,645	$81,719	$4,926	6.0%

	As of September 30,
Other Information	2016	2015	Change
Number of properties	219	219	—

Overall occupancy (2) (3)	96.4%	94.2%	2.2%

Sites available for development	6,608	6,174	434

Monthly base rent per site - MH	$495	$478	$17
Monthly base rent per site - RV (4)	$432	$417	$15
Monthly base rent per site - Total	$487	$470	$17

(1)
Three months ended September 30, 2015 excludes $0.5 million of first year expenses for properties acquired in late 2014 and 2015 incurred to bring the properties up to Sun's operating standards. These costs did not meet the Company's capitalization policy.

(2)	Overall occupancy (%) includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(3)	Overall occupancy (%) for 2015 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(4)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The 6.0% growth in NOI is primarily due to increased revenues of $6.9 million partially offset by additional expenses of $2.0 million.

SUN COMMUNITIES, INC.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 5.9% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio due to the 2.2% occupancy gain and a 3.6% increase in the weighted average rental rate.

Property operating expenses increased approximately $2.0 million, or 5.6%, compared to 2015. Of the increase, salaries and wages increased $1.3 million; benefit costs increased $0.2 million; workers compensation costs decreased $0.2 million; property and casualty insurance expense decreased $0.7 million; utilities increased $0.4 million primarily due to an increase in water and sewer expense, net of recoveries and electric expenses; and other miscellaneous expenses increased $0.1 million. Real estate taxes increased $1.0 million primarily due to increased tax assessments.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended September 30, 2016 and 2015 (in thousands, except for statistical information):

	Three Months Ended September 30,
Financial Information	2016	2015	Change	% Change
Rental home revenue	$12,031	$11,856	$175	1.5%
Site rent from Rental Program (1)	15,532	15,762	(230)	(1.5)%
Rental Program revenue	27,563	27,618	(55)	(0.2)%
Expenses
Commissions	551	855	(304)	(35.6)%
Repairs and refurbishment	3,349	3,389	(40)	(1.2)%
Taxes and insurance	1,446	1,645	(199)	(12.1)%
Marketing and other	1,004	1,142	(138)	(12.1)%
Rental Program operating and maintenance	6,350	7,031	(681)	(9.7)%
Rental Program NOI	$21,213	$20,587	$626	3.0%

Other Information
Number of occupied rentals, end of period	10,797	11,443	(646)	(5.6)%
Investment in occupied rental homes, end of period	$453,521	$456,027	$(2,506)	(0.5)%
Number of sold rental homes	286	223	63	28.3%
Weighted average monthly rental rate, end of period	$879	$843	$36	4.3%

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

The 3.0% increase in NOI is primarily due to a decrease in operating and maintenance expenses of $0.7 million in the three months ended September 30, 2016 as compared to September 30, 2015. The decrease in operating and maintenance expenses is primarily the result of declines in commissions, repairs and refurbishments, taxes, and marketing expenses.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended September 30, 2016 and 2015 (in thousands, except for average selling prices and statistical information):

	Three Months Ended September 30,
Financial Information	2016	2015	Change	% Change
New home sales	$9,391	$4,469	$4,922	110.1%
Pre-owned home sales	21,820	14,522	7,298	50.3%
Revenue from home sales	31,211	18,991	12,220	64.3%

New home cost of sales	7,896	3,739	4,157	111.2%
Pre-owned home cost of sales	14,039	9,647	4,392	45.5%
Cost of home sales	21,935	13,386	8,549	63.9%
NOI / Gross profit	$9,276	$5,605	$3,671	65.5%

Gross profit – new homes	$1,495	$730	$765	104.8%
Gross margin % – new homes	15.9%	16.3%	(0.4)%
Average selling price – new homes	$90,298	$74,483	$15,815	21.2%

Gross profit – pre-owned homes	$7,781	$4,875	$2,906	59.6%
Gross margin % – pre-owned homes	35.7%	33.6%	2.1%
Average selling price – pre-owned homes	$27,585	$25,657	$1,928	7.5%

Statistical Information
Home sales volume:
New home sales	104	60	44	73.3%
Pre-owned home sales	791	566	225	39.8%
Total homes sold	895	626	269	43.0%

Home Sales gross profit increased $0.8 million on new home sales and increased $2.9 million on pre-owned home sales. The increase in gross profit on new home sales is primarily due to the 73 percent increase in new home sales. The increased profits on pre-owned homes are primarily due to an increase pre-owned home sales volumes.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the three months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change	% Change
Ancillary revenues, net	$7,907	$5,575	$2,332	41.8%
Interest income	4,705	3,987	718	18.0%
Brokerage commissions and other revenues	984	462	522	113.0%
Home selling expenses	3,553	1,910	1,643	86.0%
General and administrative expenses	16,575	12,670	3,905	30.8%
Transaction costs	4,191	1,664	2,527	151.9%
Depreciation and amortization	61,483	44,695	16,788	37.6%
Interest expense	34,589	28,243	6,346	22.5%
Gain on disposition of properties, net	—	18,190	(18,190)	(100.0)%
Income from affiliate transactions	500	—	500	100.0%
Preferred stock redemption costs	—	4,328	(4,328)	(100.0)%

Ancillary revenues, net increased primarily due to an increase of $1.6 million in RV vacation rental income and an increase of $0.7 million in restaurant, golf and merchandise sales at RV resorts.

Interest income increased primarily due to an increase in interest income on notes and collateralized receivables totaling $0.6 million.

Brokerage commissions and other revenues increased primarily due to a higher number of brokered homes sold in the three months ended September 30, 2016 as compared to the same period in 2015.

Home selling expenses increased $1.6 million primarily due to an increase in commissions consistent with an increase in the number of homes sold in the three months ended September 30, 2016 as compared to the same period in 2015.

General and administrative expenses increased $3.9 million primarily due to additional employee related costs as headcount increased in connection with the Company's growth through significant acquisitions and increased consulting and implementation costs for technology and efficiency related initiatives.

Transaction costs increased primarily due to due diligence and other transaction costs related to our acquisitions. Refer to Note 2, "Real Estate Acquisitions", in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization expenses increased $16.8 million primarily as a result of additional depreciation and amortization related to our newly acquired properties. Refer to Note 2, "Real Estate Acquisitions", in our accompanying Consolidated Financial Statements for additional information.

Interest expense increased primarily due to the Company borrowing $338.0 million under a senior secured credit facility and entering into three mortgage loans totaling $405.0 million, both in June 2016. Additionally, in September 2016, the Company entered into mortgage loans totaling $139.0 million. The resulting increase to interest expense were partially offset by the impact of repayment of $62.1 million in mortgage loans and our $300.0 million revolving loan. Refer to Note 8, "Debt and Lines of Credit", in our accompanying Consolidated Financial Statements for additional information.

Gain on disposition of properties, net decreased $18.2 million as we have not disposed of any communities in 2016.

Income from affiliate transactions included $0.5 million in the three months ended September 30, 2016 as we sold our entire interest in Origen consisting of 5,000,000 shares. The carrying value of our investment in Origen prior to the sale was zero. There were no distributions in the same period in 2015.

SUN COMMUNITIES, INC.

Preferred stock redemption costs were $4.3 million in the three months ended September 30, 2015 as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock. There were no such redemptions in the three months ended September 30, 2016.

SUN COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles NOI to net income for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016		2015
Real Property NOI	$296,081		$254,438
Rental Program NOI	64,223		62,805
Home Sales NOI/Gross profit	23,184		14,914
Ancillary NOI/Gross profit	11,194		7,325
Site rent from Rental Program (included in Real Property NOI)	(46,164)		(46,440)
NOI/Gross profit	348,518		293,042
Adjustments to arrive at net income:
Other revenues	15,459		13,592
Home selling expenses	(8,689)		(5,397)
General and administrative	(46,910)		(36,944)
Transaction costs	(27,891)		(13,150)
Depreciation and amortization	(159,565)		(130,107)
Extinguishment of debt	—		(2,800)
Interest expense	(90,885)		(82,022)
Gain on disposition of properties, net	—		26,946
Provision for income taxes	(567)		(229)
Income from affiliate transactions	500		7,500
Net income	29,970		70,431
Less: Preferred return to preferred OP units	3,793		3,692
Less: Amounts attributable to noncontrolling interests	460		3,132
Net income attributable to Sun Communities, Inc.	25,717		63,607
Less: Series A preferred stock distributions	6,748		11,353
Less: Preferred stock redemption costs	—	—	4,328
Net income attributable to Sun Communities, Inc. common stockholders	$18,969		$47,926

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$453,560	$382,906	$70,654	18.5%
Property operating expenses:
Payroll and benefits	40,572	30,149	10,423	34.6%
Legal, taxes, and insurance	4,387	5,682	(1,295)	(22.8)%
Utilities	48,841	40,629	8,212	20.2%
Supplies and repair	15,074	13,856	1,218	8.8%
Other	16,483	12,121	4,362	36.0%
Real estate taxes	32,122	26,031	6,091	23.4%
Property operating expenses	157,479	128,468	29,011	22.6%
Real Property NOI	$296,081	$254,438	$41,643	16.4%

	As of September 30,
Other Information	2016	2015	Change
Number of properties	339	251	88

Overall occupancy (1)	96.2%	93.7%	2.5%

Sites available for development	10,504	7,749	2,755

Weighted average monthly site rent - MH	$511	$480	$31
Weighted average monthly site rent - RV (2)	$414	$418	$(4)
Weighted average monthly site rent - Total	$491	$473	$18

(1)	Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Weighted average rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The 16.4% increase in Real Property NOI consists of $26.5 million from newly acquired properties, net of disposed properties and $15.1 million from same community properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities as of and for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$353,083	$332,978	$20,105	6.0%
Property operating expenses:
Payroll and benefits	29,879	27,521	2,358	8.6%
Legal, taxes, and insurance	4,174	5,221	(1,047)	(20.1)%
Utilities	20,400	19,716	684	3.5%
Supplies and repair (1)	12,733	12,503	230	1.8%
Other	9,662	9,490	172	1.8%
Real estate taxes	26,303	23,683	2,620	11.1%
Property operating expenses	103,151	98,134	5,017	5.1%
Real Property NOI	$249,932	$234,844	$15,088	6.4%

	As of September 30,
Other Information	2016	2015	Change
Number of properties	219	219	—

Overall occupancy (2) (3)	96.4%	94.2%	2.2%

Sites available for development	6,608	6,174	434

Weighted average monthly site rent - MH	$495	$478	$17
Weighted average monthly site rent - RV (4)	$432	$417	$15
Weighted average monthly site rent - Total	$487	$470	$17

(1)
Nine months ended September 30, 2015 excludes $1.7 million of first year expenses for properties acquired in late 2014 and 2015 incurred to bring the properties up to Sun's operating standards. These costs did not meet the Company's capitalization policy.

(2)	Overall occupancy (%) includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(3)	Overall occupancy (%) for 2015 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(4)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The 6.4% growth in NOI is primarily due to increased revenues of $20.1 million partially offset by an increase in expenses of $5.0 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues.  The 6.0% growth in income from real property is primarily due to increased revenue from our MH and RV portfolio as a result of a 2.2% increase in occupancy and a 3.6% increase to our weighted average rental rate.

Property operating expenses increased $5.0 million, or 5.1% compared to 2015. Of the increase, salaries and wages increased $1.9 million; benefit costs increased $1.2 million; workers compensation costs decreased $0.8 million; property and casualty insurance expense decreased $0.9 million; utilities increased $0.7 million primarily due to an increase in water and sewer expense, net of recoveries and electric expenses of $0.5 million; supplies and repair expenses increased $0.2 million and other miscellaneous expenses increased $0.1 million. Real estate taxes increased $2.6 million due to increased tax assessments.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the nine months ended September 30, 2016 and 2015 (in thousands, except for statistical information):

	Nine Months Ended September 30,
Financial Information	2016	2015	Change	% Change
Rental home revenue	$35,696	$34,480	$1,216	3.5%
Site rent from Rental Program (1)	46,164	46,440	(276)	(0.6)%
Rental Program revenue	81,860	80,920	940	1.2%
Expenses
Commissions	1,710	2,441	(731)	(30.0)%
Repairs and refurbishment	9,288	8,127	1,161	14.3%
Taxes and insurance	4,178	4,665	(487)	(10.4)%
Marketing and other	2,461	2,882	(421)	(14.6)%
Rental Program operating and maintenance	17,637	18,115	(478)	(2.6)%
Rental Program NOI	$64,223	$62,805	$1,418	2.3%

Other Information
Number of occupied rentals, end of period	10,797	11,443	(646)	(5.6)%
Investment in occupied rental homes, end of period	$453,521	$456,027	$(2,506)	(0.6)%
Number of sold rental homes	858	611	247	40.4%
Weighted average monthly rental rate, end of period	$879	$843	$36	4.3%

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

The 2.3% growth in NOI is primarily a result of increased monthly rental rates as indicated in the table above partially offset by a decline in the number of occupied rental units.

The decrease in operating and maintenance expenses of $0.5 million was primarily a result of decreases in commission expenses of $0.7 million, decreases in taxes and insurance of $0.5 million, and decreases of $0.4 million in marketing expenses, offset by a $1.2 million increase in repairs and refurbishment expenses related to the refurbishment of homes after renters move out.

SUN COMMUNITIES, INC.

The following table reflects certain financial and statistical information for our Home Sales Program for the nine months ended September 30, 2016 and 2015 (in thousands, except for average selling prices and statistical information):

	Nine Months Ended September 30,
Financial Information	2016	2015	Change	% Change
New home sales	$20,472	$14,890	$5,582	37.5%
Pre-owned home sales	61,515	39,669	21,846	55.1%
Revenue from homes sales	81,987	54,559	27,428	50.3%

New home cost of sales	17,513	12,348	5,165	41.8%
Pre-owned home cost of sales	41,290	27,297	13,993	51.3%
Cost of home sales	58,803	39,645	19,158	48.3%
NOI / Gross profit	$23,184	$14,914	$8,270	55.5%

Gross profit – new homes	$2,959	$2,542	$417	16.4%
Gross margin % – new homes	14.5%	17.1%	(2.6)%
Average selling price – new homes	$89,397	$77,958	$11,439	14.7%

Gross profit – pre-owned homes	$20,225	$12,372	$7,853	63.5%
Gross margin % – pre-owned homes	32.9%	31.2%	1.7%
Average selling price – pre-owned homes	$28,205	$25,527	$2,678	10.5%

Statistical Information
Home sales volume:
New home sales	229	191	38	19.9%
Pre-owned home sales	2,181	1,554	627	40.3%
Total homes sold	2,410	1,745	665	38.1%

Home sales gross profit increased $0.4 million on new home sales and increased $7.9 million on pre-owned home sales. The increased profit on new home sales is primarily the result of an increase in new home sales volume partially offset by the new home cost of sales. The increased profit on pre-owned homes sales is due to the increase in sales volume and per unit sales prices.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change	% Change
Ancillary revenues, net	$11,194	$7,325	$3,869	52.8%
Interest income	13,322	11,864	1,458	12.3%
Brokerage commissions and other revenues	2,137	1,728	409	23.7%
Home selling expenses	8,689	5,397	3,292	61.0%
General and administrative expenses	46,910	36,944	9,966	27.0%
Transaction costs	27,891	13,150	14,741	112.1%
Depreciation and amortization	159,565	130,107	29,458	22.6%
Extinguishment of debt	—	2,800	(2,800)	(100.0)%
Interest expense	90,885	82,022	8,863	10.8%
Gain on disposition of properties, net	—	26,946	(26,946)	(100.0)%
Income from affiliate transactions	500	7,500	(7,000)	(93.3)%
Preferred stock redemption costs	—	4,328	(4,328)	(100.0)%

Ancillary revenues, net increased primarily due to an increase of $2.7 million in RV vacation rental income and an increase of $1.1 million in restaurant, golf and merchandise sales at RV resorts.

Interest income increased primarily due to an increase in interest income on notes and collateralized receivables totaling $1.4 million.

Brokerage commissions and other revenues increased primarily due to a higher number of brokered homes sold in 2016 as compared to 2015.

Home selling expenses increased $3.3 million primarily due to an increase in commissions consistent with an increase in the number of homes sold in 2016 as compared to 2015.

General and administrative expenses increased $10.0 million primarily due to additional employee related costs as headcount increased in connection with the Company's growth through significant acquisitions and increased consulting and implementation costs for technology and efficiency related initiatives.

Transaction costs increased primarily due to due diligence and other transaction costs related to our acquisitions. Refer to Note 2, "Real Estate Acquisitions", in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization expenses increased $29.5 million primarily as a result of additional depreciation and amortization related to our newly acquired properties. Refer to Note 2, "Real Estate Acquisitions", in our accompanying Consolidated Financial Statements for additional information.

Extinguishment of debt includes a $2.8 million charge in 2015 as a result of a $70.6 million defeasement of debt. There were no similar charges or debt defeasements in 2016.

Interest expense increased primarily due to the Company borrowing $338.0 million under a senior secured credit facility and entering into three mortgage loans totaling $405.0 million, both in June 2016. Refer to Note 8, "Debt and Lines of Credit", in our accompany Consolidated Financial Statements for additional information.

Gain on disposition of properties, net decreased $26.9 million as we have not disposed of any communities in 2016.

Income from affiliate transactions was $7.5 million in 2015 due to a distribution to us from Origen. In 2016, we sold our entire interest in Origen consisting of 5,000,000 shares for proceeds of $0.5 million. The carrying value of our investment in Origen prior to the sale was zero.

SUN COMMUNITIES, INC.

Preferred stock redemption costs were $4.3 million in 2015 as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock. There were no such redemptions in 2016.

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Sun Communities, Inc. common stockholders	$18,897	$28,763	$18,969	$47,926
Adjustments:
Preferred return to preferred OP units	616	—	1,858	—
Amounts attributable to noncontrolling interests	685	1,174	255	1,554
Preferred distribution to Series A-4 Preferred Stock	683	1,666	—	—
Depreciation and amortization	61,809	45,014	159,225	130,247
Gain on disposition of properties, net	—	(18,190)	—	(26,946)
Gain on disposition of assets	(4,667)	(2,937)	(12,226)	(7,065)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	78,023	55,490	168,081	145,716
Adjustments:
Transaction costs	4,191	1,664	27,891	13,150
Other acquisition related costs(2)	1,467	—	1,467	—
Income from affiliate transactions	(500)	—	(500)	(7,500)
Preferred stock redemption costs	—	4,328	—	4,328
Extinguishment of debt	—	—	—	2,800
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$83,181	$61,482	$196,939	$158,494

Weighted average common shares outstanding:	68,655	53,220	63,716	52,855
Add:
Common stock issuable upon conversion of stock options	8	14	10	16
Restricted stock	406	431	437	400
Common stock issuable upon conversion of Series A-4 preferred stock	747	1,826	—	—
Common OP units	2,856	2,874	2,861	2,783
Common stock issuable upon conversion of Series A-1 preferred OP units	920	—	932	—
Common stock issuable upon conversion of Series A-3 preferred OP units	75	—	75	—
Weighted average common shares outstanding - fully diluted	73,667	58,365	68,031	56,054

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$1.06	$0.95	$2.47	$2.60
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$1.13	$1.05	$2.89	$2.83

(1)    The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
These costs represent first year expenses incurred to bring acquired properties up to the Company's operating standards, including items such as tree trimming and painting costs that did not meet the Company's capitalization policy. The Company incurred $0.5 million and $1.7 million of these first year expenses in the three and nine months ended September 30, 2015, respectively. These costs are expected to become more significant in connection with the size of our acquisitions, and are therefore included as an FFO adjustment in the nine months ended September 30, 2016. Had a similar adjustment been made, FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share excluding certain items would have been $1.06 and $2.86 for the three and nine months ended September 30, 2015, respectively.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

During the nine months ended September 30, 2016, we acquired 108 communities, 103 of which were part of the Carefree acquisition. See Note 2, "Real Estate Acquisitions" in our accompanying Consolidated Financial Statements for additional information regarding our acquisitions in 2016. Subject to market conditions, we intend to continue to identify opportunities to expand our development pipeline and acquire existing communities. We finance the acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of certain equity securities. We will continue to evaluate acquisition opportunities that meet our criteria for acquisition.

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

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the nine months ended September 30, 2016 and 2015, expansion and development activities of $34.3 million and $20.4 million, respectively, related to costs consisting primarily of construction and other costs necessary to complete home site improvements.

For the nine months ended September 30, 2016 and 2015, lot modification expenditures were $13.8 million and $9.8 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities which are mandated by strict manufacturer’s installation requirements and state building codes include items such as new foundations, driveways, and utility upgrades.

For the nine months ended September 30, 2016 and 2015, recurring capital expenditures of $13.3 million and $13.6 million, respectively, related to our continued commitment to upkeep of our properties. We do not expect a decline in our recurring capital expenditures during 2016 or in future periods.

During the nine months ended September 30, 2016, we invested $11.6 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from home sales. Expenditures for the remainder of 2016 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

SUN COMMUNITIES, INC.

Our cash flow activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net Cash Provided by Operating Activities	$190,279	$146,778
Net Cash Used for Investing Activities	$(1,540,899)	$(403,205)
Net Cash Provided by Financing Activities	$1,375,470	$196,885

Cash and cash equivalents increased by $24.7 million from $45.1 million as of December 31, 2015, to $69.8 million as of September 30, 2016.

Operating Activities

Net cash provided by operating activities increased by $43.5 million from $146.8 million for the nine months ended September 30, 2015 to $190.3 million for the nine months ended September 30, 2016.

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

Investing Activities

Net cash used for investing activities was $1.5 billion for the nine months ended September 30, 2016, compared to $403.2 million for the nine months ended September 30, 2015. The increase is primarily due to increased cash used for the acquisition of Carefree Communities.

Financing Activities

Net cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2016, compared to $196.9 million for the nine months ended September 30, 2015. The increase is primarily due to equity offerings and new debt issuances in 2016 to fund the Carefree Communities acquisition and for other corporate purposes. Refer to Note 8, "Debt and Lines of Credit" and Note 9, "Equity and Mezzanine Securities" in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of September 30, 2016, the margin on our leverage ratio was 1.40% and 1.35% on the revolving and term loans, respectively. We had no borrowings on the revolving loan and $58.0 million on the term loan totaling $58.0 million in borrowings as of September 30, 2016, with a weighted average interest rate of 1.93%. As of December 31, 2015 we had no borrowings on the revolving loan and $25.0 million in borrowings on the term loan totaling $25.0 million in borrowings.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At September 30, 2016 and December 31, 2015, approximately $3.6 million and $3.4 million of availability was used to back standby letters of credit.

SUN COMMUNITIES, INC.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Must Be	As of September 30, 2016
Maximum Leverage Ratio	<65.0%	39.9%
Minimum Fixed Charge Coverage Ratio	>1.40	2.49
Minimum Tangible Net Worth	>2,474,269	3,445,820
Maximum Dividend Payout Ratio	<95.0%	69.8%

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries’ assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

Market and Economic Conditions
U.S. and Canadian rate environment, an unusually divisive U.S. presidential election, monetary policy change in Japan, China and Europe, fluctuating oil prices, and turmoil in emerging markets are factors that are influencing financial markets in 2016. Questions still exist on whether the U.S. economy will sustain the growth indicators it has reported and the pace at which the U.S. Federal Reserve will raise interest rates, citing the weakness of the global economy as a reason for greater caution about the prospects for domestic growth. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both domestically and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At September 30, 2016, we had 140 unencumbered properties, of which 56 support the borrowing base for our $450.0 million unsecured line of credit.  From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the manufactured housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2015 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

As of September 30, 2016, our net debt to enterprise value approximated 32.8% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C units to shares of common stock). Our debt has a weighted average maturity of approximately 8.7 years and a weighted average interest rate of 4.6%.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as: “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2015 Annual Report and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

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

SUN COMMUNITIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk exposure is interest rate risk. We mitigate this risk by maintaining prudent amounts of leverage, minimizing capital costs, and interest expense while continuously evaluating all available debt and equity resources and following established risk management policies and procedures, which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the variability that interest rate changes could have on our future cash flows. From time to time, we employ derivative instruments that effectively convert a portion of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

We have two interest rate cap agreements with a total notional amount of $160.1 million as of September 30, 2016. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $10.0 million and a termination date of October 2016.

Our remaining variable rate debt totals $214.3 million and $325.9 million as of September 30, 2016 and 2015, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $2.4 million and $1.6 million as of September 30, 2016 and 2015, respectively, based on the $323.9 million and $216.6 million average balances outstanding under our variable rate debt facilities, respectively.

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
Changes in internal control over financial reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the nine months ended September 30, 2016.  There is no expiration date specified for the buyback program.

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

Dated: November 1, 2016	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith