Form 10-K
period 2016-12-31
SUN COMMUNITIES INC
filed 2017-02-23
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ]  No [X]

As of June 30, 2016, the aggregate market value of the Registrant’s stock held by non-affiliates was $5,092,903,276 (computed by reference to the closing sales price of the Registrant’s common stock as of June 30, 2016). For this computation, the Registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

Number of shares of common stock, $0.01 par value per share, outstanding as of February 16, 2017:  73,507,706

Documents Incorporated By Reference

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by Part III is incorporated by reference to the registrant’s proxy statement to be filed pursuant to Regulation 14A, with respect to the registrant’s 2017 annual meeting of stockholders.

SUN COMMUNITIES, INC.

SUN COMMUNITIES, INC.

PART I

ITEM 1. BUSINESS

GENERAL

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership, a Michigan limited partnership (the “Operating Partnership”) and Sun Home Services, Inc. ("SHS") are referred to herein as the “Company,” “us,” “we,” and “our”. We are a self-administered and self-managed real estate investment trust (“REIT”).

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

We own, operate, or have an interest in a portfolio of MH and RV communities. As of December 31, 2016, we owned, operated or had an interest in a portfolio of 341 properties in 29 states and Ontario, Canada (collectively, the “Properties”), including 226 MH communities, 87 RV communities, and 28 Properties containing both MH and RV sites. As of December 31, 2016, the Properties contained an aggregate of 117,376 developed sites comprised of 80,166 developed MH sites, 20,916 annual RV sites (inclusive of both annual and seasonal usage rights), and 16,294 transient RV sites. There are approximately 10,616 additional MH and RV sites suitable for development.

Our executive and principal property management office is located at 27777 Franklin Road, Suite 200, Southfield, Michigan 48034 and our telephone number is (248) 208-2500. We have regional property management offices located in Austin, Texas; Grand Rapids, Michigan; Denver, Colorado; Ft. Myers, Florida; and Orlando, Florida; and we employed an aggregate of 2,679 full and part time employees as of December 31, 2016.

Our website address is www.suncommunities.com and we make available, free of charge, on or through our website all of our periodic reports, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as soon as reasonably practicable after we file such reports with the Securities and Exchange Commission (the "SEC").

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

SUN COMMUNITIES, INC.

We do not own all of the OP units. As of December 31, 2016, the Operating Partnership had issued and outstanding:

•	75,964,439 common OP units;

•	1,283,819 preferred OP units ("Aspen preferred OP units");

•	367,290 Series A-1 preferred OP units;

•	40,268 Series A-3 preferred OP units;

•	2,315,978 Series A-4 preferred OP units;

•	3,400,000 7.125% Series A Cumulative Redeemable Preferred OP Units (“7.125% Series A OP units”);

•	112,400 Series B-3 preferred OP units; and

•	333,163 Series C preferred OP units.

As of December 31, 2016, we held:

•	73,205,576 common OP units, or approximately 96% of the issued and outstanding common OP units;

•	1,681,849 Series A-4 preferred OP units, or approximately 73% of the issued and outstanding Series A-4 preferred OP units;

•	all of the 7.125% Series A OP units; and

•	no Aspen preferred OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series B-3 preferred OP units, or Series C preferred OP units.

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

Aspen Preferred OP Units

Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the preceding ten trading days is $68.00 per share or less, 0.397 common OP units, or (b) if the average closing price of our common stock for the preceding ten trading days is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the average closing price of our common stock for the preceding ten trading days exceeds $68.00 per share, by (ii) the average closing price of our common stock for the preceding ten trading days. The holders of Aspen preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Aspen preferred OP units are generally paid on the same dates as distributions are paid to holders of common OP units. Each Aspen preferred OP unit is entitled to receive distributions in an amount equal to the product of (x) $27.00, multiplied by (y) an annual rate equal to the 10-year U.S. Treasury bond yield plus 239 basis points; provided, however, that the aggregate distribution rate shall not be less than 6.5% nor more than 9%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units. In addition, we are required to redeem the Aspen preferred OP units of any holder thereof within five days after receipt of a written demand during the existence of certain uncured Aspen preferred OP unit defaults, including our failure to pay distributions

SUN COMMUNITIES, INC.

on the Aspen preferred OP units when due and our failure to provide certain security for the payment of distributions on the Aspen preferred OP units. We may also redeem Aspen preferred OP units from time to time if we and the holder thereof agree to do so.

Series A-1 Preferred OP Units

Subject to certain limitations, the holder of each Series A-1 preferred OP unit at its option may exchange such Series A-1 preferred OP unit at any time into approximately 2.4390 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series A-1 preferred OP units are entitled to receive distributions not less than quarterly. Distributions on Series A-1 preferred OP units are generally paid on the last day of each quarter. Each Series A-1 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 6.0%. Series A-1 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

Series A-3 Preferred OP Units

Subject to certain limitations, the holder of each Series A-3 preferred OP unit at its option may exchange such Series A-3 preferred OP unit at any time into approximately 1.8605 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series A-3 preferred OP units are entitled to receive distributions not less than quarterly. Each Series A-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 4.5%. Series A-3 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

Series A-4 Preferred OP Units

In connection with the issuance of our 6.50% Series A-4 Cumulative Convertible Preferred Stock (the "Series A-4 Preferred Stock”) in November 2014, the Operating Partnership created the Series A-4 preferred OP units as a new class of OP units. Series A-4 preferred OP units have economic and other rights and preferences substantially similar to those of the Series A-4 Preferred Stock, including rights to receive distributions at the same time and in the same amounts as distributions paid on Series A-4 Preferred Stock. Each Series A-4 preferred OP unit is exchangeable into approximately 0.4444 shares of common stock or common OP units (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The Operating Partnership issued Series A-4 preferred OP units to us in connection with our acquisition of the American Land Lease ("ALL") portfolio of MH communities from Green Courte Real Estate Partners, LLC, Green Courte Real Estate Partners II, LLC, Green Courte Real Estate Partners III, LLC and certain of their affiliated entities (collectively, the "Green Courte parties" or the "Green Courte entities"). In 2014, we issued 669,449 Series A-4 preferred OP units to the sellers as consideration for the ALL acquisition. In January 2015, we issued 200,000 Series A-4 Preferred OP units in a private placement in connection with the ALL acquisition. In June 2015, we issued 34,219 Series A-4 preferred OP units to GCP Fund III Ancillary Holding, LLC. In July 2015, we repurchased 4,066,586 Series A-4 preferred OP units. At December 31, 2016 we held 1,681,849 Series A-4 preferred OP units. The rights of the 1,681,849 Series A-4 preferred OP units held by us mirror the economic rights of the Series A-4 preferred OP units issued to the Green Courte entities, but certain voting, consent, and other rights do not apply to the Series A-4 preferred OP units held by us.

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

SUN COMMUNITIES, INC.

Series B-3 Preferred OP Units

Series B-3 preferred OP units are not convertible. The holders of Series B-3 preferred OP units generally receive distributions on the last day of each quarter. Each Series B-3 preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to 8.0%. As of December 31, 2016, there were outstanding 36,700 Series B-3 preferred OP units which were issued on December 1, 2002, 33,450 Series B-3 preferred OP units which were issued on January 1, 2003, and 42,250 Series B-3 preferred OP units which were issued on January 5, 2004. Subject to certain limitations, (x) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP units, (y) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units, or (z) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP unit, each holder of Series B-3 preferred OP units may require us to redeem such holder's Series B-3 preferred OP units at the redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units we may redeem, at our option, all of the Series B-3 preferred OP units of any holder thereof at the redemption price of $100.00 per unit. Series B-3 preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

Series C Preferred OP Units

Subject to certain limitations, the holder of each Series C preferred OP unit at its option may exchange such Series C preferred OP unit at any time into 1.11 shares of our common stock (which exchange rate is subject to adjustment upon stock splits, recapitalizations, and similar events). The holders of Series C preferred OP units are entitled to receive distributions not less than quarterly. Each Series C preferred OP unit is entitled to receive distributions in an amount equal to the product of $100.00 multiplied by an annual rate equal to (i) 4.0% until April 1, 2017, (ii) 4.5% from April 2, 2017 until April 1, 2020, and (iii) 5.0% after April 2, 2020. Series C preferred OP units do not have any voting or consent rights on any matter requiring the consent or approval of the Operating Partnership's limited partners.

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

A RV community is a resort or park designed and improved with sites for the placement of RVs for varied lengths of time. Properties may also provide vacation rental homes. RV communities include a number of amenities such as restaurants, golf courses, swimming pools, tennis courts, fitness centers, planned activities, and spacious social facilities.

The owner of each home on our Properties leases the site on which the home is located. We own the underlying land, utility connections, streets, lighting, driveways, common area amenities, and other capital improvements and are responsible for enforcement of community guidelines and maintenance. In five of our 341 communities, we do not own the underlying land, but operate the communities pursuant to ground leases. Certain of the Properties provide water and sewer service through public or private utilities, while others provide these services to residents from on‑site facilities. Each owner of a home within our Properties is responsible for the maintenance of the home and leased site. As a result, our capital expenditure needs tend to be less significant relative to multi‑family rental apartment complexes.

SUN COMMUNITIES, INC.

PROPERTY MANAGEMENT

Our property management strategy emphasizes intensive, hands‑on management by dedicated, on‑site district and community managers. We believe that this on‑site focus enables us to continually monitor and address resident concerns, the performance of competitive properties, and local market conditions. As of December 31, 2016, we employed 2,679 full and part time employees, of which 2,303 were located on‑site as property managers, support staff, or maintenance personnel.

Our community managers are overseen by John B. McLaren, our President and Chief Operating Officer, who has been in the manufactured housing industry since 1995, three Senior Vice Presidents of Operations and Sales, eight Divisional Vice Presidents and 33 Regional Vice Presidents. The Regional Vice Presidents are responsible for semi-annual market surveys of competitive communities, interaction with local manufactured home dealers, regular property inspections, and oversight of property operations and sales functions for seven to 14 properties.

Each district or community manager performs regular inspections in order to continually monitor the Property’s physical condition and to effectively address tenant concerns. In addition to a district or community manager, each district or property has on-site maintenance personnel and management support staff. We hold mandatory training sessions for all new property management personnel to ensure that management policies and procedures are executed effectively and professionally. All of our property management personnel participate in on-going training to ensure that changes to management policies and procedures are implemented consistently. We offer 147 courses for our team members through our Sun University, which has led to increased knowledge and accountability for daily operations and policies and procedures.

HOME SALES AND RENTALS

SHS is engaged in the marketing, selling and leasing of new and pre-owned homes to current and future residents in our communities. Since tenants often purchase a home already on-site within a community, such services enhance occupancy and property performance. Additionally, because many of the homes on the Properties are sold through SHS, better control of home quality in our communities can be maintained than if sales services were conducted solely through third-party brokers. SHS also leases homes to prospective tenants. At December 31, 2016, SHS had 10,733 occupied leased homes in its portfolio. New and pre-owned homes are purchased for the Rental Program. Leases associated with the Rental Program generally have a term of one year. The Rental Program requires intensive management of costs associated with repair and refurbishment of these homes as the tenants vacate and the homes are re-leased, similar to apartment rentals. We received approximately 46,000 applications during 2016 to live in our Properties, providing a significant "resident boarding" system allowing us to market purchasing a home to the best applicants and to rent to the remainder of approved applicants. Through the Rental Program we are able to demonstrate our product and lifestyle to the renters, while monitoring their payment history and converting qualified renters to owners.

REGULATIONS AND INSURANCE

General

MH and RV community properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses, and other common areas. We believe that each Property has the necessary operating permits and approvals.

Insurance

Our management believes that the Properties are covered by adequate fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance provided by reputable companies with commercially reasonable deductibles and limits. We maintain a blanket policy that covers all of our Properties. We have obtained title insurance insuring fee title to the Properties in an aggregate amount which we believe to be adequate. Claims made to our insurance carriers that are determined to be recoverable are classified in other receivables as incurred.

SUN COMMUNITIES, INC.

SITE LEASES OR USAGE RIGHTS

The typical lease we enter into with a tenant for the rental of a manufactured home site is month‑to‑month or year‑to‑year, renewable upon the consent of both parties, or, in some instances, as provided by statute. Certain of our leases, mainly Florida and California properties, are tied to consumer price index or other indices as it relates to rent increases. Generally, market rate adjustments are made on an annual basis. These leases are cancelable for non‑payment of rent, violation of community rules and regulations or other specified defaults. During the five calendar years ended December 31, 2016, on average 2.3% of the homes in our communities have been removed by their owners and 5.3% of the homes have been sold by their owners to a new owner who then assumes rental obligations as a community resident. The average cost to move a home is approximately $4,000 to $10,000. The average resident remains in our communities for approximately 13 years, while the average home, which gives rise to the rental stream, remains in our communities for over 40 years.

Please see the Risk Factors in Item 1A, and our accompanying Consolidated Financial Statements and related notes thereto beginning on page F-1 of this Annual Report on Form 10-K for more detailed information.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” "guidance" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” contained in this Annual Report on Form 10-K and our other filings with the SEC, such risks and uncertainties include but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	changes in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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
REAL ESTATE RISKS

General economic conditions and the concentration of our properties in Florida, Michigan, Texas, and California may affect our ability to generate sufficient revenue.

The market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets, may significantly affect manufactured home occupancy or rental rates. Occupancy and rental rates, in turn, may significantly affect our revenues, and if our communities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay or refinance our debt obligations could be adversely affected. We derive significant amounts of our rental income from properties located in Florida, Michigan, Texas, and California. As of December 31, 2016, 121 properties, representing approximately 35.9% of developed sites, are located in Florida; 67 properties, representing approximately 24.2% of developed sites, are located in Michigan; 21 properties, representing approximately 6.1% of developed sites, are located in Texas; and 22 properties, representing approximately 4.8% of developed sites, are located in California. As a result of the geographic concentration of our Properties in Florida, Michigan, Texas, and California, we are exposed to the risks of downturns in the local economy or other local real estate market conditions which could adversely affect occupancy rates, rental rates, and property values of properties in these markets.

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

The following factors, among others, may adversely affect the revenues generated by our communities:

•	the national and local economic climate which may be adversely impacted by, among other factors, plant closings, and industry slowdowns;

•	local real estate market conditions such as the oversupply of MH and RV sites or a reduction in demand for MH and RV sites in an area;

•	changes in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	the number of repossessed homes in a particular market;

•	the lack of an established dealer network;

•	the rental market which may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates;

•	the perceptions by prospective tenants of the safety, convenience and attractiveness of our Properties and the neighborhoods where they are located;

•	zoning or other regulatory restrictions;

•	competition from other available MH and RV communities and alternative forms of housing (such as apartment buildings and site‑built single‑family homes);

SUN COMMUNITIES, INC.

•	our ability to effectively manage, maintain and insure the Properties;

•	increased operating costs, including insurance premiums, real estate taxes, and utilities; and

•	the enactment of rent control laws or laws taxing the owners of manufactured homes.

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

The cyclical and seasonal nature of the MH and the RV industries may lead to fluctuations in our operating results.
The MH and RV markets can experience cycles of growth and downturn due to seasonality patterns. In the MH market, certain properties maintain higher occupancy during the summer months, while certain other properties maintain higher occupancy during the winter months. The RV market typically shows a decline in demand over the winter months, yet usually produces higher growth in the spring and summer months due to higher use by vacationers. Our results on a quarterly basis can fluctuate due to this cyclicality and seasonality.

We may not be able to integrate or finance our acquisitions and our acquisitions may not perform as expected.

We have acquired and intend to continue to acquire MH and RV properties on a select basis. Our acquisition activities and their success are subject to the following risks:

•	we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including both publicly traded REITs and institutional investment funds;

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

SUN COMMUNITIES, INC.

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

If any of the above risks occurred, our business and results of operations could be adversely affected.

In addition, we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were to be asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow.

Increases in taxes and regulatory compliance costs may reduce our results of operations.

Costs resulting from changes in real estate laws, income taxes, service or other taxes, generally are not passed through to tenants under leases and may adversely affect our results of operations and financial condition. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which would adversely affect our business and results of operations.

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

If any of the above risks occurred, our business and results of operations could be adversely affected.

Rent control legislation may harm our ability to increase rents.

State and local rent control laws in certain jurisdictions may limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions.

SUN COMMUNITIES, INC.

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

We maintain comprehensive liability, fire, property, business interruption, general liability, and (where appropriate) flood and earthquake insurance, provided by reputable companies with commercially reasonable deductibles and limits. Certain types of losses including, but not limited to, riots or acts of war, may be either uninsurable or not economically insurable. In the event an uninsured loss occurs, we could lose both our investment in and anticipated profits and cash flow from the affected property. Any loss could adversely affect our ability to repay our debt.

FINANCING AND INVESTMENT RISKS

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We have a significant amount of debt. As of December 31, 2016, we had approximately $3.1 billion of total debt outstanding, consisting of approximately $2.8 billion in debt that is collateralized by mortgage liens on 189 of the Properties, $144.5 million that is secured by collateralized receivables, $100.1 million on our lines of credit, and $45.9 million that is unsecured debt. If we fail to meet our obligations under our secured debt, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on us and our ability to make expected distributions, and could threaten our continued viability.

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

Federal, state and foreign income tax laws governing REITs and related interpretations may change at any time, and any such legislative or other actions affecting REITs could have a negative effect on us.

Federal, state and foreign income tax laws governing REITs or the administrative interpretations of those laws may be amended at any time. Federal, state, and foreign tax laws are under constant review by persons involved in the legislative process, at the Internal Revenue Service and the U.S. Department of the Treasury, and at various state and foreign tax authorities. Changes to tax laws, regulations, or administrative interpretations, which may be applied retroactively, could adversely affect us. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws, regulations, and administrative interpretations applicable to us may be changed. Accordingly, we cannot assert that any such change will not significantly affect either our ability to qualify for taxation as a REIT or the income tax consequences to us.

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

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 16.75% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 71,513 rentable square feet of permanent space, and 9,140 rentable square feet of temporary space. The initial term of the lease is until October 31, 2026, and the base rent is $17.45 per square foot (gross) until October 31, 2017, for both permanent and temporary space, with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

SUN COMMUNITIES, INC.

Legal Counsel. During 2016, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $8.0 million, $4.6 million and $7.5 million in the years ended December 31, 2016, 2015 and 2014, respectively.

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

Our charter designates 3,450,000 shares of preferred stock as 7.125% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share, and issued 3,400,000 of such shares of stock. Our charter designates 6,364,770 shares of preferred stock as 6.50% Series A-4 Cumulative Convertible Preferred Stock, $0.01 par value per share of which 1,681,849 shares were issued and outstanding as of December 31, 2016. The power to issue preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' interest.

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

SUN COMMUNITIES, INC.

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

SUN COMMUNITIES, INC.

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

Based on the applicable conversion ratios then in effect, as of February 16, 2017, in the future we may issue to the limited partners of the Operating Partnership, up to approximately 2.8 million shares of our common stock in exchange for their OP units. The limited partners may sell such shares pursuant to registration rights, if available, or an available exemption from registration. As of February 16, 2017, options to purchase 3,000 shares of our common stock were outstanding under our equity incentive plans. We currently have the authority to issue restricted stock awards or options to purchase up to an additional 1,570,934 shares of our common stock pursuant to our equity incentive plans. In addition, we entered into an At-the-Market Offering Sales Agreement in June 2015 to issue and sell shares of common stock. As of February 16, 2017, our Board of Directors had authorized us to sell approximately an additional $144.5 million of common stock under this agreement. No prediction can be made regarding the effect that future sales of shares of our common stock or our other securities will have on the market price of shares.

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

We may be adversely impacted by fluctuations in foreign currency exchange rates.
Our investments in and operations of Canadian properties are exposed to the effects of changes in the Canadian dollar against the U.S. dollar. Changes in foreign currency exchange rates cannot always be predicted; as a result, substantial unfavorable changes in exchange rates could have a material adverse effect on our financial condition and results of operations.

The volatility in economic conditions and the financial markets may adversely affect our industry, business and financial performance.

The U.S. interest rate environment, oil price fluctuations, a new U.S. President, uncertain tax and economic plans in Congress, and turmoil in emerging markets have created uncertainty and volatility in the U.S. and global economies. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital in the financial markets. The other risk factors presented in this Annual Report

SUN COMMUNITIES, INC.

on Form 10-K discuss some of the principal risks inherent in our business, including liquidity risks, operational risks, and credit risks, among others. Turbulence in financial markets accentuates each of these risks and magnifies their potential effect on us. If such volatility is experienced in future periods, there could be an adverse impact on our access to capital, stock price and our operating results.

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

The stock markets, including the NYSE on which we list our common stock and Series A Preferred Stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock and preferred stock could be similarly volatile, and investors in our common stock and preferred stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock and preferred stock could be subject to wide fluctuations in response to a number of factors, including:

•	issuances of other equity securities in the future, including new series or classes of preferred stock;

•	our operating performance and the performance of other similar companies;

•	our ability to maintain compliance with covenants contained in our debt facilities;

SUN COMMUNITIES, INC.

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in expectations of future financial performance or changes in our earnings estimates or those of analysts;

•	changes in our distribution policy;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher dividend yield;

•	changes in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	changes in market valuations of similar companies;

•	increases in market interest rates that lend purchases of our common stock and preferred stock to demand a higher dividend yield;

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

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our tenants and clients and personally identifiable information of our employees, in our facilities and on our network. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in

SUN COMMUNITIES, INC.

legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

SUN COMMUNITIES, INC.

ITEM 2. PROPERTIES

As of December 31, 2016, the Properties were located throughout the US and in Ontario, Canada and consisted of 226 MH communities, 87 RV communities, and 28 properties containing both MH and RV sites. As of December 31, 2016, the Properties contained an aggregate of 117,376 developed sites comprised of 80,166 developed manufactured home sites, 20,916 annual RV sites (inclusive of both annual and seasonal usage rights), and 16,294 transient RV sites. There are approximately 10,616 additional MH and RV sites suitable for development. Most of the Properties include amenities oriented toward family and retirement living. Of the 341 Properties, 162 have more than 300 developed sites, with the largest having 2,072 developed MH and RV sites. See "Real Estate and Accumulated Depreciation, Schedule III", included in our Consolidated Financial Statements, for detail on Properties that are encumbered.

As of December 31, 2016, the Properties had an occupancy rate of 96.2% excluding transient RV sites. Since January 1, 2016, the Properties have averaged an aggregate annual turnover of homes (where the home is moved out of the community) of approximately 2.0% and an average annual turnover of residents (where the resident-owned home is sold and remains within the community, typically without interruption of rental income) of approximately 6.1%. The average renewal rate for residents in our Rental Program was 64.2% for the year ended December 31, 2016.

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

We have concentrated our communities within certain geographic areas in order to achieve economies of scale in management and operation. The Properties are principally concentrated in the Midwestern, Southern, Northeastern, Southeastern U.S. and Ontario, Canada. We believe that geographic diversification helps to insulate the portfolio from regional economic influences.

The following tables set forth certain information relating to the Properties as of December 31, 2016. The occupancy percentage includes MH sites and annual/seasonal RV sites, and excludes transient RV sites.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
UNITED STATES
Midwest
Michigan
Academy/West Pointe	MH	Canton	MI	441	—	98.9%		97.3%
Allendale Meadows Mobile Village	MH	Allendale	MI	352	—	98.0%		98.9%
Alpine Meadows Mobile Village	MH	Grand Rapids	MI	403	—	96.8%		99.0%
Apple Carr Village	MH	Muskegon	MI	529	—	94.0%		89.6%
Brentwood Mobile Village	MH	Kentwood	MI	195	—	100.0%		100.0%
Brookside Village	MH	Kentwood	MI	196	—	100.0%		100.0%
Byron Center Mobile Village	MH	Byron Center	MI	143	—	100.0%		97.9%
Camelot Villa	MH	Macomb	MI	712	—	99.3%		95.2%
Cider Mill Crossings	MH	Fenton	MI	282	—	91.1%	(1)	97.7%
Cider Mill Village	MH	Middleville	MI	258	—	96.9%		96.1%
Continental North	MH	Davison	MI	474	—	65.6%		61.6%
Country Acres Mobile Village	MH	Cadillac	MI	182	—	95.6%		90.7%
Country Hills Village	MH	Hudsonville	MI	239	—	99.2%		99.6%
Country Meadows Mobile Village	MH	Flat Rock	MI	577	—	95.7%		96.0%
Country Meadows Village	MH	Caledonia	MI	312	—	99.7%	(1)	99.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Creekwood Meadows	MH	Burton	MI	336	—	95.8%		88.1%
Cutler Estates Mobile Village	MH	Grand Rapids	MI	259	—	98.8%		98.1%
Dutton Mill Village	MH	Caledonia	MI	307	—	99.0%		100.0%
East Village Estates	MH	Washington Township	MI	708	—	98.3%		99.3%
Egelcraft	MH	Muskegon	MI	458	—	97.2%		95.9%
Fisherman’s Cove	MH	Flint	MI	162	—	93.8%		96.3%
Frenchtown Villa/Elizabeth Woods	MH	Newport	MI	1,060	—	84.9%		77.8%
Grand Mobile Estates	MH	Grand Rapids	MI	219	—	96.8%		94.5%
Hamlin	MH	Webberville	MI	230	—	89.1%	(1)	91.4%
Hickory Hills Village	MH	Battle Creek	MI	283	—	98.6%		99.6%
Hidden Ridge RV Resort	RV	Hopkins	MI	163	114	100.0%	(2)	100.0%	(2)
Holiday West Village	MH	Holland	MI	341	—	99.7%		99.1%
Holly Village / Hawaiian Gardens	MH	Holly	MI	425	—	93.6%		96.7%
Hunters Crossing	MH	Capac	MI	114	—	97.4%		100.0%
Hunters Glen	MH	Wayland	MI	280	—	96.1%		96.8%
Kensington Meadows	MH	Lansing	MI	290	—	91.0%		99.0%
Kimberley Estates	MH	Newport	MI	387	—	80.4%		N/A
Kings Court Mobile Village	MH	Traverse City	MI	639	—	98.9%		99.8%
Knollwood Estates	MH	Allendale	MI	161	—	99.4%		96.9%
Lafayette Place	MH	Warren	MI	254	—	88.2%		79.9%
Lakeview	MH	Ypsilanti	MI	392	—	98.7%		98.5%
Leisure Village	MH	Belmont	MI	238	—	99.6%		100.0%
Lincoln Estates	MH	Holland	MI	191	—	99.5%		100.0%
Meadow Lake Estates	MH	White Lake	MI	425	—	94.6%		96.0%
Meadowbrook Estates	MH	Monroe	MI	453	—	94.9%		93.6%
Meadowlands of Gibraltar	MH	Rockwood	MI	320	—	95.9%		83.8%
Northville Crossings	MH	Northville	MI	756	—	99.2%		99.0%
Oak Island Village	MH	East Lansing	MI	250	—	97.6%		98.0%
Petoskey RV Resort	RV	Petoskey	MI	—	78	N/A	(2)	N/A
Pinebrook Village	MH	Grand Rapids	MI	185	—	98.4%		98.9%
Presidential Estates Mobile Village	MH	Hudsonville	MI	364	—	98.4%		98.6%
Richmond Place	MH	Richmond	MI	117	—	88.9%		85.5%
River Haven Village	MH	Grand Haven	MI	721	—	72.3%		70.3%
Rudgate Clinton	MH	Clinton Township	MI	667	—	95.7%		97.6%
Rudgate Manor	MH	Sterling Heights	MI	931	—	98.3%		98.8%
Scio Farms Estates	MH	Ann Arbor	MI	913	—	97.9%		99.1%
Sheffield Estates	MH	Auburn Hills	MI	228	—	96.9%		96.5%
Silver Springs	MH	Clinton Township	MI	547	—	98.2%		98.2%
Southwood Village	MH	Grand Rapids	MI	394	—	98.7%		99.5%
St. Clair Place	MH	St. Clair	MI	100	—	93.0%		78.0%
Sunset Ridge	MH	Portland	MI	249	—	76.7%	(1)	97.9%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Sycamore Village	MH	Mason	MI	396	—	99.2%		99.7%
Tamarac Village	MH	Ludington	MI	298	—	99.3%		99.0%
Tamarac Village RV Resort	RV	Ludington	MI	105	12	100.0%	(2)	100.0%	(2)
Timberline Estates	MH	Coopersville	MI	296	—	99.3%		99.3%
Town & Country Mobile Village	MH	Traverse City	MI	192	—	97.4%		99.0%
Warren Dunes Village	MH	Bridgman	MI	188	—	98.4%		99.5%
Waverly Shores Village	MH	Holland	MI	326	—	100.0%		100.0%
West Village Estates	MH	Romulus	MI	628	—	98.1%		98.4%
White Lake Mobile Home Village	MH	White Lake	MI	315	—	98.1%		96.8%
Windham Hills Estates	MH	Jackson	MI	422	—	91.2%	(1)	95.0%
Windsor Woods Village	MH	Wayland	MI	314	—	96.5%		97.8%
Woodhaven Place	MH	Woodhaven	MI	220	—	97.7%		92.7%
Michigan Total				24,512	204	94.8%		95.3%

Indiana
Brookside Mobile Home Village	MH	Goshen	IN	570	—	83.0%		77.0%
Carrington Pointe	MH	Ft. Wayne	IN	320	—	98.1%		93.4%
Clear Water Mobile Village	MH	South Bend	IN	227	—	94.7%		93.8%
Cobus Green Mobile Home Park	MH	Osceola	IN	386	—	96.4%		89.1%
Deerfield Run	MH	Anderson	IN	175	—	90.3%		86.9%
Four Seasons	MH	Elkhart	IN	218	—	95.0%		91.7%
Lake Rudolph RV Campground & RV Resort	RV	Santa Claus	IN	—	502	N/A	(2)	N/A	(2)
Liberty Farms	MH	Valparaiso	IN	220	—	99.1%		95.9%
Pebble Creek	MH	Greenwood	IN	257	—	96.9%		97.3%
Pine Hills	MH	Middlebury	IN	129	—	96.1%		99.2%
Roxbury Park	MH	Goshen	IN	398	—	99.0%		98.5%
Indiana Total				2,900	502	93.9%		92.3%

Ohio
Apple Creek	MH	Amelia	OH	176	—	97.7%		95.5%
East Fork	MH	Batavia	OH	350	—	88.9%	(1)	84.6%	(1)
Indian Creek RV & Camping Resort	RV	Geneva on the Lake	OH	370	198	100.0%	(2)	100.0%	(2)
Oakwood Village	MH	Miamisburg	OH	511	—	99.2%		98.0%
Orchard Lake	MH	Milford	OH	147	—	95.2%		98.0%
Westbrook Senior Village	MH	Toledo	OH	112	—	98.2%		99.1%
Westbrook Village	MH	Toledo	OH	344	—	96.2%		94.5%
Willowbrook Place	MH	Toledo	OH	266	—	96.2%		97.0%
Woodside Terrace	MH	Holland	OH	439	—	90.7%		90.3%
Ohio Total				2,715	198	95.6%		95.2%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
SOUTH
Texas
Austin Lone Star RV Resort	RV	Austin	TX	12	143	100.0%	(2)	N/A
Blazing Star	RV	San Antonio	TX	112	150	100.0%	(2)	100.0%	(2)
Boulder Ridge	MH	Pflugerville	TX	526	—	97.0%		99.0%
Branch Creek Estates	MH	Austin	TX	392	—	99.5%		100.0%
Chisholm Point Estates	MH	Pflugerville	TX	417	—	100.0%		98.1%
Comal Farms	MH	New Braunfels	TX	355	—	99.7%	(1)	97.7%	(1)
Hill Country Cottage and RV Resort	RV	New Braunfels	TX	—	356	N/A	(2)	N/A
La Hacienda RV Resort	RV	Austin	TX	—	243	N/A	(2)	N/A	(2)
Oak Crest	MH	Austin	TX	433	—	97.7%		98.8%
Pecan Branch	MH	Georgetown	TX	69	—	91.3%		94.2%
Pine Trace	MH	Houston	TX	680	—	94.4%	(1)	91.9%	(1)
River Ranch	MH	Austin	TX	848	—	96.2%	(1)	90.4%	(1)
River Ridge	MH	Austin	TX	515	—	98.8%		99.0%
Saddlebrook	MH	San Marcos	TX	562	—	68.5%	(1)	60.5%	(1)
Sandy Lake	MH	Carrolton	TX	54	—	100.0%		N/A
Sandy Lake RV Resort	RV	Carrolton	TX	—	218	N/A	(2)	N/A
Stonebridge	MH	San Antonio	TX	335	—	96.1%		97.3%
Summit Ridge	MH	Converse	TX	446	—	98.2%		92.8%
Sunset Ridge	MH	Kyle	TX	171	—	99.4%		98.8%
Traveler's World RV Resort	RV	San Antonio	TX	22	144	100.0%	(2)	N/A
Treetops RV Resort	RV	Arlington	TX	11	153	100.0%	(2)	N/A
Woodlake Trails	MH	San Antonio	TX	226	—	93.8%		90.7%	(1)
Texas Total				6,186	1,407	94.8%		93.9%

SOUTHEAST
Florida
Arbor Terrace RV Park	RV	Bradenton	FL	157	204	100.0%	(2)	100.0%	(2)
Ariana Village	MH	Lakeland	FL	207	—	96.6%		96.1%
Bahia Vista Estates	MH	Sarasota	FL	250	—	100.0%		N/A
Baker Acres RV Resort	RV	Zephyrhills	FL	281	71	100.0%	(2)	N/A
Big Tree RV Resort	RV	Arcadia	FL	326	84	100.0%	(2)	N/A
Blue Heron Pines	MH	Punta Gorda	FL	387	—	98.2%		96.1%
Blue Jay	MH	Dade City	FL	206	—	98.5%		N/A
Blue Jay RV Resort	RV	Dade City	FL	37	18	100.0%	(2)	N/A
Blueberry Hill	RV	Bushnell	FL	240	165	100.0%	(2)	100.0%	(2)
Brentwood Estates	MH	Hudson	FL	190	—	92.6%		85.3%
Buttonwood Bay	MH	Sebring	FL	407	—	99.8%		99.8%
Buttonwood Bay RV Resort	RV	Sebring	FL	364	168	100.0%	(2)	100.0%	(2)
Candlelight Manor	MH	South Daytona	FL	128	—	90.6%		N/A
Carriage Cove	MH	Sanford	FL	464	—	99.4%		97.2%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Central Park	MH	Haines City	FL	110	—	90.9%		N/A
Central Park RV Resort	RV	Haines City	FL	198	169	100.0%	(2)	N/A
Citrus Hill RV Resort	RV	Dade City	FL	134	49	100.0%	(2)	N/A
Club Naples	RV	Naples	FL	184	120	100.0%	(2)	100.0%	(2)
Club Wildwood	MH	Hudson	FL	478	—	99.0%		N/A
Country Squire	MH	Paisley	FL	96	—	78.1%		N/A
Country Squire RV Resort	RV	Paisley	FL	6	19	100.0%	(2)	N/A
Cypress Greens	MH	Lake Alfred	FL	259	—	95.8%		95.8%
Daytona Beach RV Resort	RV	Port Orange	FL	105	125	100.0%	(2)	N/A
Deerwood	MH	Orlando	FL	569	—	94.6%		92.4%
Dunedin RV Resort	RV	Dunedin	FL	172	69	100.0%	(2)	N/A
Ellenton Gardens RV Resort	RV	Ellenton	FL	146	48	100.0%	(2)	N/A
Fairfield Village	MH	Ocala	FL	293	—	97.6%		97.3%
Forest View	MH	Homosassa	FL	300	—	94.3%		92.4%
Glen Haven	MH	Zephyrhills	FL	52	—	100.0%		N/A
Glen Haven RV Resort	RV	Zephyrhills	FL	153	65	100.0%	(2)	N/A
Gold Coaster	MH	Homestead	FL	493	—	100.0%		100.0%
Gold Coaster RV Resort	RV	Homestead	FL	7	45	100.0%	(2)	100.0%
Grand Bay	MH	Dunedin	FL	137	—	94.2%		N/A
Grand Lakes	RV	Citra	FL	262	142	100.0%	(2)	100.0%	(2)
Grove Ridge RV Resort	RV	Dade City	FL	143	103	100.0%	(2)	N/A
Groves RV Resort	RV	Ft. Myers	FL	195	74	100.0%	(2)	100.0%	(2)
Gulfstream Harbor	MH	Orlando	FL	974	—	91.9%		90.0%
The Hamptons	MH	Auburndale	FL	829	—	99.2%		98.6%
The Hideaway	MH	Key West	FL	13	—	100.0%		N/A
The Hills	MH	Apopka	FL	100	—	94.0%		N/A
Hidden River RV Resort	RV	Riverview	FL	226	87	100.0%	(2)	N/A
Holly Forest Estates	MH	Holly Hill	FL	402	—	99.5%		98.8%
Homosassa River RV Resort	RV	Homosassa Springs	FL	92	131	100.0%	(2)	N/A
Horseshoe Cove RV Resort	RV	Bradenton	FL	325	152	100.0%	(2)	N/A
Indian Creek Park	MH	Ft. Myers Beach	FL	353	—	100.0%		100.0%
Indian Creek RV Park	RV	Ft. Myers Beach	FL	970	107	100.0%	(2)	100.0%	(2)
Island Lakes	MH	Merritt Island	FL	301	—	100.0%		100.0%
Kings Lake	MH	DeBary	FL	245	—	100.0%		100.0%
Kings Manor	MH	Lakeland	FL	239	—	74.9%		N/A
King's Pointe	MH	Lake Alfred	FL	226	—	98.2%		98.2%
Kissimmee Gardens	MH	Kissimmee	FL	239	—	95.4%		N/A
Kissimmee South	MH	Davenport	FL	143	—	90.9%		N/A
Kissimmee South RV Resort	RV	Davenport	FL	70	130	100.0%	(2)	N/A
La Costa Village	MH	Port Orange	FL	658	—	99.5%		99.8%
Lake Josephine	RV	Sebring	FL	101	77	100.0%	(2)	N/A
Lake Juliana Landings	MH	Auburndale	FL	274	—	97.4%		97.4%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Lakeland RV Resort	RV	Lakeland	FL	163	67	100.0%	(2)	N/A
Lake Pointe Village	MH	Mulberry	FL	362	—	99.2%		98.9%
Lake San Marino RV Park	RV	Naples	FL	222	185	100.0%	(2)	100.0%	(2)
Lakeshore Landings	MH	Orlando	FL	306	—	98.4%		96.7%
Lakeshore Villas	MH	Tampa	FL	280	—	97.1%		96.1%
Lamplighter	MH	Port Orange	FL	260	—	96.9%		96.5%
Majestic Oaks RV Resort	RV	Zephyrhills	FL	196	56	100.0%	(2)	N/A
Marco Naples RV Resort	RV	Naples	FL	217	74	100.0%	(2)	N/A
Meadowbrook Village	MH	Tampa	FL	257	—	99.6%		99.2%
Mill Creek	MH	Kissimmee	FL	31	—	100.0%		N/A
Mill Creek RV Resort	RV	Kissimmee	FL	70	87	100.0%	(2)	N/A
Naples RV Resort	RV	Naples	FL	108	59	100.0%	(2)	100.0%	(2)
New Ranch	MH	Clearwater	FL	94	—	97.9%		N/A
North Lake	RV	Moore Haven	FL	205	67	100.0%	(2)	100.0%	(2)
Oakview Estates	MH	Arcadia	FL	119	—	95.8%		N/A
Ocean Breeze	MH	Marathon	FL	46	—	82.6%		N/A
Ocean Breeze Jenson Beach	MH	Jensen Beach	FL	151	—	76.2%		N/A
Ocean Breeze Jenson Beach RV Resort	RV	Jensen Beach	FL	12	87	100.0%	(2)	N/A
Orange City	MH	Orange City	FL	4	—	100.0%		100.0%
Orange City RV Resort	RV	Orange City	FL	263	258	100.0%	(2)	100.0%	(2)
Orange Tree Village	MH	Orange City	FL	246	—	100.0%		100.0%
Paddock Park South	MH	Ocala	FL	188	—	72.9%		N/A
Palm Key Village	MH	Davenport	FL	204	—	99.0%		96.1%
Palm Village	MH	Bradenton	FL	146	—	98.6%		N/A
Park Place	MH	Sebastian	FL	474	—	89.0%		87.4%
Park Royale	MH	Pinellas Park	FL	309	—	97.7%		96.4%
Pecan Park RV Resort	RV	Jacksonville	FL	—	183	N/A	(2)	N/A
Pelican Bay	MH	Micco	FL	216	—	88.9%		84.3%
Pelican RV Resort & Marina	RV	Marathon	FL	73	12	100.0%	(2)	N/A
Plantation Landings	MH	Haines City	FL	394	—	99.5%		98.7%
Pleasant Lake RV Resort	RV	Bradenton	FL	249	92	100.0%	(2)	N/A
Rainbow	MH	Frostproof	FL	37	—	100.0%		100.0%
Rainbow RV Resort	RV	Frostproof	FL	385	77	100.0%	(2)	100.0%	(2)
Rainbow Village of Largo	RV	Largo	FL	200	108	100.0%	(2)	N/A
Rainbow Village of Zephyrhills	RV	Zephyrhills	FL	323	59	100.0%	(2)	N/A
Red Oaks	MH	Bushnell	FL	103	—	92.2%		N/A
Red Oaks RV Resort	RV	Bushnell	FL	439	478	100.0%	(2)	N/A
Regency Heights	MH	Clearwater	FL	390	—	93.8%		N/A
The Ridge	MH	Davenport	FL	481	—	94.2%		92.7%
Riptide RV Resort & Marina	RV	Key Largo	FL	16	24	100.0%	(2)	N/A
Riverside Club	MH	Ruskin	FL	728	—	76.4%		75.8%
Rock Crusher Canyon RV Park	RV	Crystal River	FL	95	297	100.0%	(2)	100.0%	(2)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Royal Country	MH	Miami	FL	864	—	99.9%		99.8%
Royal Palm Village	MH	Haines City	FL	395	—	77.7%		74.2%
Saddle Oak Club	MH	Ocala	FL	376	—	99.7%		99.7%
San Pedro	MH	Islamorada	FL	18	—	94.4%		N/A
San Pedro RV Resort & Marina	RV	Islamorada	FL	20	6	100.0%	(2)	N/A
Saralake Estates	MH	Sarasota	FL	202	—	100.0%		N/A
Savanna Club	MH	Port St. Lucie	FL	1,068	—	97.2%		97.1%
Sea Breeze Resort	MH	Islamorada	FL	31	—	93.5%		N/A
Sea Breeze RV Resort	RV	Islamorada	FL	62	8	100.0%	(2)	N/A
Serendipity	MH	North Fort Myers	FL	338	—	99.1%		92.0%
Settler's Rest RV Resort	RV	Zephyrhills	FL	299	78	100.0%	(2)	N/A
Shadow Wood Village	MH	Hudson	FL	157	—	98.7%		N/A
Shady Road Villas	MH	Ocala	FL	130	—	58.5%		N/A
Shell Creek	MH	Punta Gorda	FL	54	—	100.0%		N/A
Shell Creek RV Resort & Marina	RV	Punta Gorda	FL	147	38	100.0%	(2)	N/A
Siesta Bay RV Park	RV	Ft. Myers	FL	729	68	100.0%	(2)	100.0%	(2)
Southern Charm RV Resort	RV	Zephyrhills	FL	397	99	100.0%	(2)	N/A
Southern Pines	MH	Bradenton	FL	107	—	91.6%		N/A
Southport Springs	MH	Zephyrhills	FL	544	—	98.5%		98.2%
Spanish Main	MH	Thonotasassa	FL	56	—	92.9%		N/A
Spanish Main RV Resort	RV	Thonotasassa	FL	140	137	100.0%	(2)	N/A
Stonebrook	MH	Homosassa	FL	215	—	89.3%		89.4%
Suncoast Gateway	MH	Port Richey	FL	173	—	83.8%		N/A
Sundance	MH	Zephyrhills	FL	332	—	100.0%		99.7%
Sunlake Estates	MH	Grand Island	FL	407	—	93.1%		91.3%
Sun-N-Fun RV Resort	RV	Sarasota	FL	881	638	100.0%	(2)	N/A
Sunset Harbor at Cow Key Marina	MH	Key West	FL	77	—	98.7%		N/A
Sweetwater RV Resort	RV	Zephyrhills	FL	212	77	100.0%	(2)	N/A
Tallowwood Isle	MH	Coconut Creek	FL	273	—	96.3%		N/A
Tampa East	MH	Dover	FL	31	—	100.0%		100.0%
Tampa East RV Resort	RV	Dover	FL	222	447	100.0%	(2)	100.0%	(2)
Three Lakes	RV	Hudson	FL	202	105	100.0%	(2)	100.0%	(2)
The Valley	MH	Apopka	FL	148	—	96.6%		N/A
Vista del Lago	MH	Bradenton	FL	136	—	94.9%		N/A
Vista del Lago RV Resort	RV	Bradenton	FL	21	18	100.0%	(2)	N/A
Vizcaya Lakes	MH	Port Charlotte	FL	113	—	78.8%		71.7%
Walden Woods I	MH	Homosassa	FL	213	—	100.0%		100.0%
Walden Woods II	MH	Homosassa	FL	213	—	98.1%		99.1%
Water Oak Country Club Estates	MH	Lady Lake	FL	1,195	—	94.5%	(1)	100.0%
Waters Edge RV Resort	RV	Zephyrhills	FL	131	86	100.0%	(2)	N/A
Westside Ridge	MH	Auburndale	FL	219	—	98.6%		100.0%
Windmill Village	MH	Davenport	FL	509	—	98.0%		98.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Woodlands at Church Lake	MH	Groveland	FL	291	—	67.4%		66.6%
Florida Total				36,326	6,497	96.4%		96.0%

SOUTHWEST
California
Alta Laguna	MH	Rancho Cucamonga	CA	295	—	99.7%		N/A
The Colony	MH	Oxnard	CA	150	—	100.0%		N/A
Friendly Village of La Habra	MH	La Habra	CA	329	—	99.4%		N/A
Friendly Village of Modesto	MH	Modesto	CA	289	—	90.7%		N/A
Friendly Village of Simi	MH	Simi Valley	CA	222	—	100.0%		N/A
Friendly Village of West Covina	MH	West Covina	CA	157	—	100.0%		N/A
Heritage	MH	Temecula	CA	196	—	99.5%		N/A
Indian Wells RV Resort	RV	Indio	CA	136	178	100.0%	(2)	N/A
Lakefront	MH	Lakeside	CA	295	—	100.0%		N/A
Lemon Wood	MH	Ventura	CA	231	—	100.0%		N/A
Napa Valley	MH	Napa	CA	257	—	100.0%		N/A
Oak Creek	MH	Coarsegold	CA	198	—	96.0%		97.0%
Palos Verdes Shores MH & Golf Community	MH	San Pedro	CA	242	—	99.6%		N/A
Pembroke Downs	MH	Chino	CA	163	—	100.0%		N/A
Rancho Alipaz	MH	San Juan Capistrano	CA	132	—	100.0%		N/A
Rancho Cabellero	MH	Riverside	CA	303	—	99.7%		N/A
Royal Palms	MH	Cathedral City	CA	439	—	96.8%		N/A
Royal Palms RV Resort	RV	Cathedral City	CA	36	2	100.0%	(2)	N/A
Vallecito	MH	Newbury Park	CA	303	—	99.7%		N/A
Victor Villa	MH	Victorville	CA	287	—	95.5%		N/A
Vines RV Resort	RV	Paso Robles	CA	—	130	N/A	(2)	N/A
Vista del Lago	MH	Scotts Valley	CA	202	—	100.0%		N/A
Wine Country RV Resort	RV	Paso Robles	CA	—	203	N/A	(2)	N/A
California Total				4,862	513	98.6%		97.0%

Arizona
Blue Star/Lost Dutchman	MH	Apache Junction	AZ	169	—	94.1%		80.8%
Blue Star/Lost Dutchman RV Resort	RV	Apache Junction	AZ	37	169	100.0%	(2)	100.0%	(2)
Brentwood West	MH	Mesa	AZ	350	—	97.7%		96.6%
Desert Harbor	MH	Apache Junction	AZ	205	—	100.0%		100.0%
Fiesta Village	MH	Mesa	AZ	154	—	81.2%		77.8%
Fiesta Village RV Resort	RV	Mesa	AZ	3	7	100.0%	(2)	100.0%	(2)
La Casa Blanca	MH	Apache Junction	AZ	198	—	100.0%		98.0%
Mountain View	MH	Mesa	AZ	170	—	100.0%		98.2%
Palm Creek Golf	MH	Casa Grande	AZ	333	—	70.0%	(1)	72.6%	(1)
Palm Creek Golf & RV Resort	RV	Casa Grande	AZ	866	873	100.0%	(2)	100.0%	(2)

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Rancho Mirage	MH	Apache Junction	AZ	312	—	100.0%		99.4%
Reserve at Fox Creek	MH	Bullhead City	AZ	311	—	93.2%		91.0%
Sun Valley	MH	Apache Junction	AZ	268	—	91.0%		88.1%
Verde Plaza	MH	Tucson	AZ	189	—	81.5%		N/A
Arizona Total				3,565	1,049	93.6%		92.5%

Colorado
Cave Creek	MH	Evans	CO	447	—	99.1%	(1)	98.0%
Eagle Crest	MH	Firestone	CO	441	—	100.0%		98.9%
The Grove at Alta Ridge	MH	Thornton	CO	409	—	99.8%		100.0%
Jellystone Park at Larkspur	RV	Larkspur	CO	—	148	N/A	(2)	N/A
North Point Estates	MH	Pueblo	CO	108	—	97.2%		99.1%
Skyline	MH	Fort Collins	CO	170	—	100.0%		99.4%
Swan Meadow Village	MH	Dillon	CO	175	—	100.0%		99.4%
Timber Ridge	MH	Fort Collins	CO	585	—	99.7%		99.5%
Colorado Total				2,335	148	99.6%		99.2%

OTHER
Seaport RV Resort	RV	Old Mystic	CT	51	98	100.0%	(2)	100.0%	(2)
High Pointe	MH	Frederica	DE	409	—	97.1%		97.3%
Sea Air Village	MH	Rehoboth Beach	DE	373	—	98.4%		97.8%
Sea Air Village RV Resort	RV	Rehoboth Beach	DE	123	11	100.0%	(2)	100.0%	(2)
Countryside Atlanta (3)	MH	Lawrenceville	GA	170	—	100.0%		100.0%
Countryside Gwinnett	MH	Buford	GA	331	—	99.7%		99.1%
Countryside Lake Lanier	MH	Buford	GA	548	—	98.7%		98.7%
Autumn Ridge	MH	Ankeny	IA	413	—	98.8%		99.0%
Candlelight Village	MH	Sauk Village	IL	309	—	95.5%		94.8%
Maple Brook	MH	Matteson	IL	441	—	99.3%		99.8%
Oak Ridge	MH	Manteno	IL	426	—	90.1%		87.1%
Wildwood Community	MH	Sandwich	IL	476	—	99.8%		99.8%
Campers Haven RV Resort	RV	Dennisport	MA	236	38	100.0%	(2)	N/A
Peter's Pond RV Resort	RV	Sandwich	MA	321	85	100.0%	(2)	100.0%	(2)
Castaways RV Resort & Campground	RV	Berlin	MD	5	388	100.0%	(2)	100.0%	(2)
Fort Whaley	RV	Whaleyville	MD	—	238	N/A	(2)	N/A
Frontier Town	RV	Ocean City	MD	—	584	N/A	(2)	N/A
Maplewood Manor	MH	Brunswick	ME	296	—	99.7%		98.0%
Merrymeeting	MH	Brunswick	ME	43	—	97.7%		81.4%
Saco/Old Orchard Beach KOA	RV	Saco	ME	—	127	N/A	(2)	N/A
Town & Country Village	MH	Lisbon	ME	144	—	99.3%		91.7%
Wagon Wheel RV Resort & Campground	RV	Old Orchard Beach	ME	208	73	100.0%	(2)	100.0%	(2)
Wild Acres RV Resort & Campground	RV	Old Orchard Beach	ME	275	355	100.0%	(2)	100.0%	(2)
Southern Hills/Northridge Place	MH	Stewartville	MN	426	—	94.1%	(1)	92.6%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
Pin Oak Parc	MH	O’Fallon	MO	502	—	93.6%		91.8%
Southfork	MH	Belton	MO	474	—	66.2%		65.2%
Countryside Village	MH	Great Falls	MT	226	—	99.1%		96.9%
Fort Tatham RV Resort & Campground	RV	Sylva	NC	54	37	100.0%	(2)	N/A
Glen Laurel	MH	Concord	NC	260	—	99.2%		98.5%
Meadowbrook	MH	Charlotte	NC	321	—	99.7%	(1)	99.1%
Big Timber Lake RV Resort	RV	Cape May	NJ	293	235	100.0%	(2)	100.0%	(2)
Cape May Crossing	MH	Cape May	NJ	28	—	100.0%		N/A
Cape May KOA	RV	Cape May	NJ	340	379	100.0%	(2)	100.0%	(2)
Driftwood Camping Resort (3)	RV	Clermont	NJ	611	96	100.0%	(2)	100.0%	(2)
Long Beach RV Resort & Campground	RV	Barnegat	NJ	155	53	100.0%	(2)	N/A
Seashore Campsites RV Park and Campground	RV	Cape May	NJ	434	242	100.0%	(2)	100.0%	(2)
Shady Pines	MH	Galloway Township	NJ	40	—	97.5%		N/A
Shady Pines RV Resort	RV	Galloway Township	NJ	59	37	100.0%	(2)	N/A
Sun Villa Estates	MH	Reno	NV	324	—	100.0%		99.1%
Adirondack Gateway RV Resort & Campground	RV	Gansevoort	NY	—	347	N/A	(2)	N/A
Jellystone Park(TM) at Birchwood Acres	MH	Greenfield Park	NY	1	—	100.0%	(2)	100.0%	(2)
Jellystone Park(TM) at Birchwood Acres	RV	Greenfield Park	NY	86	188	100.0%	(2)	100.0%	(2)
Jellystone Park(TM) of Western New York	RV	North Java	NY	6	295	100.0%	(2)	100.0%	(2)
Parkside Village	MH	Cheektowaga	NY	156	—	100.0%		100.0%
Sky Harbor	MH	Cheektowaga	NY	522	—	92.7%		90.6%
The Villas at Calla Pointe	MH	Cheektowaga	NY	116	—	100.0%		99.1%
Forest Meadows	MH	Philomath	OR	75	—	100.0%		100.0%
Woodland Park Estates	MH	Eugene	OR	398	—	100.0%		100.0%
Countryside Estates	MH	Mckean	PA	304	—	99.0%		97.7%
Lake In Wood	RV	Narvon	PA	278	142	100.0%	(2)	100.0%	(2)
Pheasant Ridge	MH	Lancaster	PA	553	—	99.5%		99.8%
Lakeside Crossing	MH	Conway	SC	418	—	96.2%		89.0%
Bell Crossing	MH	Clarksville	TN	237	—	98.3%		98.3%
Gwynn's Island RV Resort & Campground	RV	Gwynn	VA	101	28	100.0%	(2)	100.0%	(2)
New Point RV Resort	RV	New Point	VA	225	99	100.0%	(2)	100.0%	(2)
Sunset Beach RV Resort (4)	RV	Cape Charles	VA	N/A	N/A	N/A		N/A
Pine Ridge	MH	Prince George	VA	245	—	95.9%		97.1%
Thunderhill Estates	MH	Sturgeon Bay	WI	226	—	98.7%		93.4%
Westward Ho RV Resort & Campground	RV	Glenbeulah	WI	221	101	100.0%	(2)	100.0%	(2)
Other Total				14,313	4,276	97.2%		96.9%

US TOTAL / AVERAGE				97,714	14,794	96.0%		95.0%

SUN COMMUNITIES, INC.

Property	MH/RV	City	State	MH and Annual/Seasonal RV Sites as of 12/31/16	Transient RV Sites as of 12/31/16	Occupancy as of 12/31/16		Occupancy as of 12/31/15
CANADA
Arran Lake RV Resort & Campground	RV	Allenford	ON	128	59	100.0%	(2)	N/A
Craigleith RV Resort & Campground	RV	Clarksburg	ON	55	55	100.0%	(2)	N/A
Deer Lake RV Resort & Campground	RV	Huntsville	ON	143	97	100.0%	(2)	N/A
Grand Oaks RV Resort & Campground	RV	Cayuga	ON	211	45	100.0%	(2)	N/A
Gulliver's Lake RV Resort & Campground	RV	Millgrove	ON	191	9	100.0%	(2)	N/A
Hidden Valley RV Resort & Campground	RV	Normandale	ON	189	56	100.0%	(2)	N/A
Lafontaine RV Resort & Campground	RV	Penetanguishene	ON	167	95	100.0%	(2)	N/A
Lake Avenue RV Resort & Campground	RV	Cherry Valley	ON	112	13	100.0%	(2)	N/A
Pickerel Park RV Resort & Campground	RV	Napanee	ON	111	98	100.0%	(2)	N/A
Sherkston Shores Beach Resort & Campground	RV	Sherkston	ON	1,284	435	100.0%	(2)	N/A
Silver Birches RV Resort & Campground	RV	Lambton Shores	ON	113	49	100.0%	(2)	N/A
Trailside RV Resort & Campground	RV	Seguin	ON	171	63	100.0%	(2)	N/A
Willow Lake RV Resort & Campground	RV	Scotland	ON	272	98	100.0%	(2)	N/A
Willowood RV Resort & Campground	RV	Amherstburg	ON	74	252	100.0%	(2)	N/A
Woodland Lake RV Resort & Campground	RV	Bornholm	ON	147	76	100.0%	(2)	N/A
CANADA TOTAL / AVERAGE				3,368	1,500	100.0%		N/A

COMPANY TOTAL / AVERAGE				101,082	16,294	96.2%		95.0%

(1) Occupancy in these Properties reflects the fact that these communities are in a lease-up phase following an expansion.
(2) Occupancy percentage excludes transient RV sites. Percentage calculated by dividing revenue producing sites by developed sites. A revenue producing site is defined as a site that is occupied by a paying resident or reserved by a customer with annual or seasonal usage rights. A developed site is defined as an adequate sized parcel of land that has road and utility access which is zoned and licensed (if required) for use as a home site.
(3) The number of developed sites and occupancy percentage at this property includes sites that have been covered under our comprehensive insurance coverage (subject to deductibles and certain limitations) for both property damage and business interruption from a flood that caused substantial damage to this property.
(4) We have an ownership interest in Sunset Beach but do not maintain and operate the property. Refer to Note 2, "Real Estate Acquisitions and Dispositions" in our accompanying Consolidated Financial Statements for additional information.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

None.

SUN COMMUNITIES, INC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The persons listed below are our executive officers.

Name	Age	Title
Gary A. Shiffman	62	Chairman and Chief Executive Officer
John B. McLaren	46	President and Chief Operating Officer
Karen J. Dearing	52	Executive Vice President, Treasurer, Chief Financial Officer and Secretary
Jonathan M. Colman	61	Executive Vice President

Gary A. Shiffman is our Chairman and Chief Executive Officer and has been a director and an executive officer since our inception in 1993. He is a member of the Executive Committee of our board of directors. He has been actively involved in the management, acquisition, construction and development of MH communities and has developed an extensive network of industry relationships over the past thirty years. He has overseen the acquisition, rezoning, development, expansion and marketing of numerous manufactured home communities, as well as RV communities. Additionally, Mr. Shiffman, through his family-related interests, has had significant direct holdings in various real estate asset classes, which include office, multi-family, industrial, residential and retail. Mr. Shiffman is an executive officer and a director of SHS and all of our other corporate subsidiaries.

John B. McLaren has been in the manufactured housing industry since 1995. He has served as our President since 2014 and as our Chief Operating Officer since 2008. From 2008 to 2014, he served as an Executive Vice President of the Company. From 2005 to 2008, he was Senior Vice President of SHS with overall responsibility for home sales and leasing. Mr. McLaren spent approximately three years as Vice President of Leasing & Service for SHS with responsibility for developing and leading our Rental Program and also has experience in the multi-family REIT segment and the chattel lending industry.

Karen J. Dearing has served as our Chief Financial Officer and Executive Vice President since 2008. She joined us in 1998 as the Director of Finance where she worked extensively with accounting and finance matters related to our ground-up developments and expansions. Ms. Dearing became our Corporate Controller in 2002 and Senior Vice President in 2006. She is responsible for the overall management of our information technology, accounting, tax and finance departments, and all internal and external financial reporting. Prior to working for us, Ms. Dearing had eight years of experience as the Financial Controller of a privately-owned automotive supplier and five years' experience as a certified public accountant with Deloitte & Touche LLP.

Jonathan M. Colman has served as an Executive Vice President since 2003. He joined us in 1994 as Vice President-Acquisitions and became a Senior Vice President in 1995. A certified public accountant, Mr. Colman has over thirty years of experience in the MH community industry. He has been involved in the acquisition, financing and management of over 75 MH communities for two of the 10 largest MH community owners, including Uniprop, Inc. during its syndication of over $90.0 million in public limited partnerships in the late 1980s. Mr. Colman is also a Vice President of all of our corporate subsidiaries.

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

Market Information

Our common stock has been listed on the NYSE since December 8, 1993, and traded under the symbol “SUI”. The following table sets forth the high and low sales prices per share for the common stock for the periods indicated as reported by the NYSE and the distributions per share paid by us with respect to each period:

Year Ended December 31, 2016	High	Low	Distributions
1st Quarter	$71.76	$62.58	$0.65
2nd Quarter	$76.69	$66.73	$0.65
3rd Quarter	$85.98	$74.23	$0.65
4th Quarter	$79.32	$69.90	$0.65	(1)

Year Ended December 31, 2015	High	Low	Distributions
1st Quarter	$71.40	$60.74	$0.65
2nd Quarter	$67.35	$60.29	$0.65
3rd Quarter	$70.56	$61.61	$0.65
4th Quarter	$72.92	$61.65	$0.65	(2)

(1) Paid on January 20, 2017, to stockholders of record on December 31, 2016.
(2) Paid on January 15, 2016, to stockholders of record on December 31, 2015.

On February 16, 2017, the closing share price of our common stock was $80.99 per share on the NYSE, and there were 201 holders of record for the 73,507,706 million outstanding shares of common stock. On February 16, 2017, the Operating Partnership had (i) 2,754,371 common OP units issued and outstanding, not held by us, which were convertible into an equal number of shares of our common stock, (ii) 1,283,819 Aspen preferred OP units issued and outstanding which were exchangeable for 481,798 shares of our common stock, (iii) 366,290 Series A-1 preferred OP units issued and outstanding which were exchangeable for 893,390 shares of our common stock, (iv) 40,268 Series A-3 preferred OP units issued and outstanding which were exchangeable for 74,917 shares of our common stock, (v) 633,129 Series A-4 preferred OP units issued and outstanding, not held by us, which were exchangeable for 281,391 shares of our common stock, and (vi) 329,990 Series C preferred OP units issued and outstanding which were exchangeable for 366,289 shares of our common stock.

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

SUN COMMUNITIES, INC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table reflects information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,500	$32.27	1,585,974
Equity compensation plans not approved by stockholders	—	—	—
Total	4,500	$32.27	1,585,974

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this program during 2016 or 2015. There is no expiration date specified for the repurchase program.

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

Holders of common OP units converted 104,106 units, 99,851 units, and 9,110 units to common stock for the years ended December 31, 2016, 2015, and 2014, respectively.

Holders of Series A-1 preferred OP units converted 20,691 units into 50,458 shares of common stock during the year ended December 31, 2016, 41,116 units into 100,277 shares of common stock during the year ended December 31, 2015, and 26,379 units into 64,335 shares of common stock during the year end December 31, 2014.

Holders of Series A-4 preferred OP units converted 120,906 units into 53,733 shares of common stock during the year ended December 31, 2016, and 114,414 units into 50,848 shares of common stock during the year ended December 31, 2015. No Series A-4 preferred OP units were converted into common stock during 2014.

Holders of Series A-4 preferred stock converted 385,242 shares into 171,218 shares of common stock during the year ended December 31, 2016. During the year ended December 31, 2015, holders of Series A-4 preferred stock converted 231,093 shares into 102,708 shares of common stock. No Series A-4 preferred stock was converted into common stock during 2014.

Holders of Series C preferred OP unit holders converted 7,043 units into 7,815 shares of common stock during the year ended December 31, 2016. There were no conversions of Series C preferred OP units during the year ended December 31, 2015.

All of the securities described above were issued in private placements in reliance on Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder, based on certain investment representations made by the parties to whom the securities were issued. No underwriters were used in connection with any of such issuances.

SUN COMMUNITIES, INC.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return of a broad market index composed of all issuers listed on the NYSE and an industry index comprised of thirteen publicly traded residential real estate investment trusts, for the five year period ending on December 31, 2016. This line graph assumes a $100 investment on December 31, 2011, a reinvestment of distributions and actual increase of the market value of our common stock relative to an initial investment of $100. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Total Return Performance
Sun Communities, Inc.
SNL US REIT Residential
NYSE Market Index
SUI Peer Group
Index Value
280
250
220
190
160
130
100
70
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Sun Communities, Inc.	$100.00	$115.87	$130.87	$195.21	$230.05	$266.22
SNL US REIT Residential	$100.00	$106.40	$103.40	$141.51	$164.64	$172.85
NYSE Market Index	$100.00	$116.15	$146.80	$156.87	$150.64	$168.63
SUI Peer Group (1)	$100.00	$108.31	$99.94	$138.33	$157.12	$165.79

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

SUN COMMUNITIES, INC.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating information on a historical basis. The historical financial data has been derived from our historical financial statements. The following information should be read in conjunction with the information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the Notes thereto. In addition to the results presented in accordance with GAAP below, we have provided net operating income ("NOI") and funds from operations ("FFO") as supplemental performance measures. Refer to Non-GAAP Financial Measures in Item 7 below for additional information.

	Year Ended December 31,
	2016	2015 (1)	2014 (1)	2013 (1)	2012 (1)
	(In thousands, except for share related data)
OPERATING DATA:
Revenues	$833,778	$674,731	$484,259	$422,713	$341,400
Net income attributable to Sun Communities, Inc. common stockholders	$17,369	$137,325	$22,376	$10,610	$4,958
Earnings per share - basic	$0.27	$2.53	$0.54	$0.31	$0.19
Earnings per share - diluted	$0.26	$2.52	$0.54	$0.31	$0.18

Cash distributions declared per common share	$2.60	$2.60	$2.60	$2.52	$2.52

BALANCE SHEET DATA:
Investment property before accumulated depreciation	$6,496,339	$4,573,522	$3,363,917	$2,489,119	$2,177,305
Total assets	$5,870,776	$4,181,799	$2,925,546	$1,987,742	$1,749,396
Total debt and lines of credit	$3,110,042	$2,336,297	$1,819,941	$1,485,658	$1,448,268
Total stockholders’ equity	$2,362,227	$1,536,581	$907,820	$383,541	$199,457

NON-GAAP FINANCIAL MEASURES:
NOI from:
Real property operations	$403,337	$335,567	$232,478	$203,176	$167,715
Home sales and home rentals	$53,573	$42,067	$29,341	$26,620	$18,677

FFO	$225,653	$192,128	$134,549	$117,583	$92,409
Adjustments to FFO	40,478	18,431	13,807	3,928	4,296
FFO excluding certain items	$266,131	$210,559	$148,356	$121,511	$96,705

FFO per share excluding certain items - fully diluted	$3.79	$3.63	$3.37	$3.22	$3.19

(1) Financial information has been revised to reflect certain reclassifications in prior periods to conform to current period presentation.

SUN COMMUNITIES, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and accompanying footnotes thereto included in this Annual Report on Form 10-K. In addition to the results presented in accordance with GAAP below, we have provided net operating income ("NOI") and funds from operations ("FFO") as supplemental performance measures. Refer to Non-GAAP Financial Measures in this Item for additional information.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of December 31, 2016, we owned and operated or had an interest in a portfolio of properties located throughout the United States and Ontario, Canada, including 226 MH communities, 87 RV communities, and 28 properties containing both MH and RV sites. We have been in the business of acquiring, operating, developing, and expanding MH and RV communities since 1975. We lease individual sites with utility access for placement of manufactured homes and RVs to our customers. We are also engaged through SHS in the marketing, selling, and leasing of new and pre-owned homes to current and future residents in our communities. The operations of SHS support and enhance our occupancy levels, property performance, and cash flows.

EXECUTIVE SUMMARY

2016 Accomplishments:

•	Total revenues for 2016 increased 23.6% to $833.8 million.

•
In June 2016, we acquired all of the issued and outstanding shares of common stock of Carefree Communities Inc. ("Carefree") for $1.684 billion, our largest acquisition to date. The Carefree portfolio was comprised of 103 communities, located in prime coastal markets with over 27,000 total sites.

•	In addition to Carefree, we acquired seven RV communities and one MH community during 2016 for total consideration of $89.7 million.

•	Achieved Same Community NOI growth of 7.1%.

•	FFO excluding certain items for the year ended December 31, 2016, was $3.79 per diluted share and OP unit as compared to $3.63 in the prior year, an increase of 4.4%.

•	Sold 3,172 homes, a new single year record, and an increase of 27.8% over 2015.

•	Gained 1,686 revenue producing sites.

•	Achieved Same Community occupancy of 96.6%, an increase of 1.9%.

•	Expanded 663 MH sites at eight communities.

•	Closed two underwritten registered public offerings for proceeds net of offering related expenses totaling approximately $670 million.

Property Operations:

Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Our Same Community properties continue to achieve revenue and occupancy increases which drive continued NOI growth. Home sales are at their historical high, and we expect to continue to increase the number of homes sold in our communities.

Portfolio Information:	Year Ended December 31,
	2016	2015	2014
Occupancy % - Total Portfolio - MH and annual RV(1)	96.2%	95.0%	92.6%
Occupancy % - Same Community - MH and annual RV(1)(2)	96.6%	94.7%	93.2%
FFO excluding certain items	$3.79	$3.63	$3.37
NOI - Total Portfolio (in thousands)	$403,337	$335,567	$232,478
NOI - Same Community (in thousands)	$332,919	$310,890	$202,069
Homes Sold	3,172	2,483	1,966
Number of Occupied Rental Homes	10,733	10,685	10,973
(1)   Occupancy % includes MH and annual RV sites, and excludes transient RV sites.

SUN COMMUNITIES, INC.

(2)   Occupancy % excludes recently completed but vacant expansion sites.

Acquisition Activity:

During the past three years, we have completed acquisitions of over 180 properties with over 55,000 sites located in high growth areas and retirement and vacation destinations such as Florida, California, and Eastern coastal areas such as Old Orchard Beach, Maine; Cape May, New Jersey; Chesapeake Bay, Virginia; and Cape Cod, Massachusetts. We have also expanded into Ontario, Canada, with the Carefree acquisition.

The following table depicts our acquired sites during 2016 and 2015:

	For the Year Ended
	December 31, 2016	December 31, 2015
Major Market	Total Sites	Total Sites
Florida	15,713	13,642
Ontario, Canada	4,868	—
California	4,844	—
Texas	1,113	243
Michigan	465	320
New Jersey	372	—
New York	347	—
Massachusetts	274	—
Arizona	189	—
Colorado	148	—
North Carolina	91	—
Maryland	—	822
South Carolina	—	418

SUN COMMUNITIES, INC.

During 2016, we completed nine acquisitions, as detailed in the table below:

Property/Portfolio	Location	Type	Total Consideration (in thousands)	Number of sites - MH/Annual/Seasonal	Number of sites - Transient	Expansion Sites
Carefree	Various (1)	MH & RV	$1,684,140	20,595	6,152	2,446
Hill Country	New Braunfels, TX	RV	$30,000	—	356	—
Sunset Beach (2)	Cape Charles, VA	RV	$28,283	N/A	N/A	N/A
Kimberly Estates	Frenchtown Township, MI	MH	$7,750	387	—	—
Jellystone Larkspur	Larkspur, CO	RV	$7,516	—	148	352
Pecan Park	Jacksonville, FL	RV	$7,000	—	183	—
Petoskey	Petoskey, MI	RV	$3,500	—	78	65
Lake Josephine	Sebring, FL	RV	$3,400	101	77	—
Adirondack Gateway (3)	Gansevoort, NY	RV	$2,250	—	347	—

(1)
The Carefree acquisition was comprised of 103 MH and RV communities, concentrated in California, Florida and Ontario, Canada. We terminated the ground lease arrangement for one community included in the Carefree Communities during the fourth quarter of 2016.

(2)   We have engaged the sellers of Sunset Beach to continue to operate and maintain the property. Beginning January 1, 2022, we have the option to remove the sellers as operators via a payment based on certain operating performance metrics. Accordingly, total consideration of $28.3 million includes a contingent consideration liability of $9.8 million as of the acquisition date. The contingent liability was $10.0 million as of December 31, 2016.

(3)
We recorded a $0.5 million bargain purchase gain within Other expense, net in the Consolidated Statements of Operations in the accompanying Consolidated Financial Statements for the year ended December 31, 2016, in connection with the Adirondack Gateway acquisition.

Expansion Activity:

We have been focused on expansion opportunities adjacent to our existing communities, and we have developed nearly 1,200 sites over the past three years. We expanded 663 MH sites at eight properties in 2016. The total cost to construct the sites was approximately $13.5 million. We continue to expand our properties utilizing our inventory of owned and entitled land (approximately 10,600 to be developed sites) and expect to construct over 2,200 additional sites in 2017.

Capital Activity:

During 2016, we closed two underwritten registered public offering totaling 9.8 million shares of common stock with proceeds of approximately $670 million net of offering related expenses. The proceeds of these offerings were used to fund acquisitions and pay down our revolving lines of credit. Additionally, in June 2016, we issued 3.3 million shares of common stock for $225.0 million to the seller in the Carefree acquisition.

During 2015, we closed an underwritten registered public offering totaling 3.7 million shares of common stock with proceeds of $233.1 million net of offering related expenses. Proceeds from the capital were used to pay down our revolving lines of credit, which provided liquidity for future acquisitions and allowed us to reduce our leverage.

Refer to Note 9, "Equity and Mezzanine Securities," of our accompanying Consolidated Financial Statements for further information regarding capital activity.

SUN COMMUNITIES, INC.

Markets

The following table identifies the Company's largest markets by number of sites:

	December 31, 2016			December 31, 2015
Major Market	Number of Properties	Total Sites	% of Total Sites	Number of Properties	Total Sites	% of Total Sites
Florida	121	42,823	36.5%	61	27,039	30.5%
Michigan	67	24,716	21.1%	65	24,126	27.2%
Texas	21	7,593	6.5%	16	6,379	7.2%
California	22	5,375	4.6%	3	494	0.6%
Ontario, Canada	15	4,868	4.2%	—	—	—%
Arizona	11	4,614	3.9%	10	4,388	5.0%
Indiana	11	3,402	2.9%	11	3,401	3.8%
New Jersey	7	3,002	2.6%	4	2,630	3.0%
Ohio	9	2,913	2.5%	9	2,913	3.3%
Colorado	8	2,483	2.1%	7	2,335	2.6%
New York	6	1,717	1.5%	5	1,370	1.6%
Illinois	4	1,652	1.4%	4	1,652	1.9%
Maine	6	1,521	1.3%	6	1,521	1.7%
Pennsylvania	3	1,277	1.1%	3	1,277	1.4%
Maryland	3	1,215	1.0%	3	1,187	1.3%
Georgia	3	1,049	0.9%	3	1,150	1.3%
Missouri	2	976	0.8%	2	976	1.1%
Delaware	2	916	0.8%	2	916	1.0%
Virginia	4	698	0.6%	3	685	0.8%
Massachusetts	2	680	0.6%	1	406	0.5%
North Carolina	3	672	0.6%	2	581	0.7%
Wisconsin	2	548	0.5%	2	549	0.6%
Oregon	2	473	0.4%	2	473	0.5%
Minnesota	1	426	0.4%	1	404	0.5%
South Carolina	1	418	0.4%	1	419	0.5%
Iowa	1	413	0.4%	1	413	0.5%
Nevada	1	324	0.3%	1	324	0.4%
Tennessee	1	237	0.2%	1	237	0.3%
Montana	1	226	0.2%	1	226	0.3%
Connecticut	1	149	0.1%	1	141	0.2%
	341	117,376		231	88,612

A large geographic concentration of our properties are in Florida, Michigan, Texas and California. As a result of our recent acquisitions, we have expanded into Ontario, Canada, and increased the concentration of our properties located in other areas of the U.S., predominantly in high growth areas and retirement and vacation destinations. Several of our acquisitions in these areas have been RV communities. Through our expansion into RV communities, we have experienced strong revenue growth. The age demographic of RV communities is attractive, as the population of retirement age baby boomers in the U.S. is growing. RV communities have become a trending vacation opportunity not only for the retiree population, but as an affordable vacation alternative for families.

SUN COMMUNITIES, INC.

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our "Results of Operations" below, we have provided information regarding net operating income NOI and FFO as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation/amortization of real estate assets. In addition, NOI and FFO are commonly used in various ratios, pricing multiples/yields and returns and valuation calculations used to measure financial position, performance, and value.

NOI is derived from revenues minus property operating expenses and real estate taxes. NOI does not represent cash generated from operating activities in accordance with GAAP and should not be considered to be an alternative to net income (loss) (determined in accordance with GAAP) as an indication of the Company's financial performance or to be an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity; nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. The Company believes that net income (loss) is the most directly comparable GAAP measurement to NOI. Because of the inclusion of items such as interest, depreciation, and amortization, the use of net income (loss) as a performance measure is limited as these items may not accurately reflect the actual change in market value of a property, in the case of depreciation and in the case of interest, may not necessarily be linked to the operating performance of a real estate asset, as it is often incurred at a parent company level and not at a property level. The Company believes that NOI is helpful to investors as a measure of operating performance because it is an indicator of the return on property investment, and provides a method of comparing property performance over time. The Company uses NOI as a key management tool when evaluating performance and growth of particular properties and/or groups of properties. The principal limitation of NOI is that it excludes depreciation, amortization interest expense, and non-property specific expenses such as general and administrative expenses, all of which are significant costs. Therefore, NOI is a measure of the operating performance of the properties of the Company rather than of the Company overall.

FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates).

FFO provides a performance measure that, when compared period over period, reflects the impact to operations from trends in occupancy rates, rental rates, and operating costs, providing perspective not readily apparent from net income (loss). Management believes that the use of FFO has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. FFO is computed in accordance with the Company's interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that to not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. The Company also uses FFO excluding certain items, which excludes certain gain and loss items that management considers unrelated to the operational and financial performance of our core business. We believe that this provides investors with another financial measure of our operating performance that is more comparable when evaluating period over period results.

Because FFO excludes significant economic components of net income (loss) including depreciation and amortization, FFO should be used as an adjunct to net income (loss) and not as an alternative to net income (loss). The principal limitation of FFO is that it does not represent cash flow from operations as defined by GAAP and is a supplemental measure of performance that does not replace net income (loss) as a measure of performance or net cash provided by operating activities as a measure of liquidity. In addition, FFO is not intended as a measure of a REIT's ability to meet debt principal repayments and other cash requirements, nor as a measure of working capital. FFO only provides investors with an additional performance measure that, when combined with measures computed in accordance with GAAP such as net income (loss), cash flow from operating activities, investing activities, and financing activities, provide investors with an indication of our ability to service debt and to fund acquisitions and other expenditures. Other REITs may use difference methods for calculating FFO, accordingly, our FFO may not be comparable to other REITs.

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, or has an interest in a portfolio, and develops MH communities and RV communities throughout the U.S. and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI and gross profit. Refer to Note 11, "Segment Reporting," in our accompanying Consolidated Financial Statements for additional information.

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles NOI to net income for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended
	2016	2015	2014
Real Property NOI	$403,337	$335,567	$232,478
Rental Program NOI	85,086	83,232	70,232
Home Sales NOI/Gross profit	30,087	20,787	13,398
Ancillary NOI/Gross profit	9,999	7,013	5,217
Site rent from Rental Program (included in Real Property NOI) (1)	(61,600)	(61,952)	(54,289)
NOI/Gross profit	466,909	384,647	267,036
Adjustments to arrive at net income:
Other revenues	21,150	18,157	15,498
Home selling expenses	(9,744)	(7,476)	(5,235)
General and administrative	(64,087)	(47,455)	(37,387)
Transaction costs	(31,914)	(17,803)	(18,259)
Depreciation and amortization	(221,770)	(177,637)	(133,726)
Asset impairment charge	—	—	(837)
Extinguishment of debt	(1,127)	(2,800)	—
Interest expense	(122,315)	(110,878)	(76,981)
Other expenses, net	(5,848)	—	—
Gain on disposition of properties, net	—	125,376	17,654
Gain on settlement	—	—	4,452
Current tax expense	(683)	(158)	(219)
Deferred tax benefit (expense)	400	(1,000)	—
Income from affiliate transactions	500	7,500	1,200
Net income	31,471	170,473	33,196
Less: Preferred return to preferred OP units	5,006	4,973	2,935
Less: Amounts attributable to noncontrolling interests	150	10,054	1,752
Net income attributable to Sun Communities, Inc.	26,315	155,446	28,509
Less: Preferred stock distributions	8,946	13,793	6,133
Less: Preferred stock redemption costs	—	4,328	—
Net income attributable to Sun Communities, Inc. common stockholders	$17,369	$137,325	$22,376

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

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Financial Information (in thousands)	2016	2015	Change	% Change
Income from Real Property	$620,917	$506,078	$114,839	22.7%
Property operating expenses:
Payroll and benefits	56,744	40,207	16,537	41.1%
Legal, taxes, and insurance	5,941	7,263	(1,322)	(18.2)%
Utilities	67,495	53,112	14,383	27.1%
Supplies and repair	20,732	19,075	1,657	8.7%
Other	22,362	16,140	6,222	38.6%
Real estate taxes	44,306	34,714	9,592	27.6%
Property operating expenses	217,580	170,511	47,069	27.6%
Real Property NOI	$403,337	$335,567	$67,770	20.2%

	As of December 31,
Other Information	2016	2015	Change	% Change
Number of properties	341	231	110	47.6%

Overall occupancy (1)	96.2%	95.0%	1.2%

Sites available for development	10,616	7,181	3,435	47.8%

Monthly base rent per site - MH	$515	$484	$31	6.4%
Monthly base rent per site - RV (2)	$416	$423	$(7)	(1.7)%
Monthly base rent per site - Total	$495	$477	$18	3.8%
(1)   Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.
(2) Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 20.2% growth in Real Property NOI consists of $45.7 million from newly acquired properties and $22.0 million from our Same Community properties as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

A key management tool used when evaluating performance and growth of our properties is a comparison of Same Communities. Same Communities consist of properties owned and operated throughout 2016 and 2015. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Community data in this Form 10-K includes all properties which we have owned and operated continuously since January 1, 2015.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Financial Information (in thousands)	2016	2015		Change	% Change
Income from Real Property	$466,967	$440,202		$26,765	6.1%
Property operating expenses:
Payroll and benefits	38,688	36,465		2,223	6.1%
Legal, taxes, and insurance	5,398	6,633		(1,235)	(18.6)%
Utilities	26,161	25,674		487	1.9%
Supplies and repair	16,617	17,154	(1)	(537)	(3.1)%
Other	12,945	11,823		1,122	9.5%
Real estate taxes	34,239	31,563		2,676	8.5%
Property operating expenses	134,048	129,312		4,736	3.7%
Real Property NOI	$332,919	$310,890		$22,029	7.1%

	As of December 31,
Other Information	2016	2015	Change	% Change
Number of properties	219	219	—	—%

Overall occupancy (2) (3)	96.6%	94.7%	1.9%

Sites available for development	6,542	5,906	636	10.8%

Monthly base rent per site - MH	$498	$482	$16	3.3%
Monthly base rent per site - RV (4)	$436	$423	$13	3.1%
Monthly base rent per site - Total	$489	$474	$15	3.2%

(1)
Year ended December 31, 2015 excludes $2.8 million of first year expenses for properties acquired in late 2014 and 2015 incurred to bring the properties up to Sun's operating standards. These costs did not meet our capitalization policy.

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

The 7.1% growth in NOI is primarily due to increased revenues of $26.8 million partially offset by additional expenses of $4.7 million.

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 6.1% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $24.9 million due to monthly base rent per site increases of 3.2%, a 1.9% increase in occupancy, and the increased number of occupied vacation rental sites. Additionally, other revenues increased $1.8 million primarily due to increases in property tax revenues, trash income, cable television royalties, and month-to-month fees.

SUN COMMUNITIES, INC.

Property operating expenses increased approximately $4.7 million, or 3.7%, compared to 2015. The increase is primarily due to increased real estate taxes of $2.7 million and increased payroll and benefits of $2.2 million, partially offset by reduced legal, tax, and insurance expenses.

RENTALS AND HOME SALES

The following table reflects certain financial and other information for our Rental Program as of and for the years ended December 31, 2016 and 2015 (in thousands, except for statistical information):

	Year Ended December 31,
Financial Information	2016	2015	Change	% Change
Rental home revenue	$47,780	$46,236	$1,544	3.3%
Site rent from Rental Program (1)	61,600	61,952	(352)	(0.6)%
Rental Program revenue	109,380	108,188	1,192	1.1%
Expenses
Commissions	2,242	3,216	(974)	(30.3)%
Repairs and refurbishment	12,825	12,326	499	4.1%
Taxes and insurance	5,734	5,638	96	1.7%
Marketing and other	3,493	3,776	(283)	(7.5)%
Rental Program operating and maintenance	24,294	24,956	(662)	(2.7)%
Rental Program NOI	$85,086	$83,232	$1,854	2.2%

Other Information
Number of occupied rentals, end of period	10,733	10,685	48	0.5%
Investment in occupied rental homes, end of period	$457,691	$448,837	$8,854	2.0%
Number of sold rental homes	1,089	908	181	19.9%
Weighted average monthly rental rate, end of period	$882	$858	$24	2.8%

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

The 2.2% growth in Rental Program NOI is primarily due to a 2.8% increase in weighted average monthly rental rates. Additionally, operating and maintenance expenses decreased by $0.7 million, primarily as a result of a decline in commissions of $1.0 million that was partially offset by an increase in repairs and refurbishment.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the years ended December 31, 2016 and 2015 (in thousands, except for average selling prices and statistical information):

	Year Ended December 31,
Financial Information	2016	2015	Change	% Change
New home sales	$30,977	$22,208	$8,769	39.5%
Pre-owned home sales	79,530	57,520	22,010	38.3%
Revenue from homes sales	110,507	79,728	30,779	38.6%
New home cost of sales	26,802	18,620	8,182	43.9%
Pre-owned home cost of sales	53,618	40,321	13,297	33.0%
Cost of home sales	80,420	58,941	21,479	36.4%
NOI / Gross profit	$30,087	$20,787	$9,300	44.7%

Gross profit – new homes	$4,175	$3,588	$587	16.4%
Gross margin % – new homes	13.5%	16.2%	(2.7)%
Average selling price – new homes	$94,156	$81,346	$12,810	15.8%

Gross profit – pre-owned homes	$25,912	$17,199	$8,713	50.7%
Gross margin % – pre-owned homes	32.6%	29.9%	2.7%
Average selling price – pre-owned homes	$27,974	$26,027	$1,947	7.5%

Statistical Information
Home sales volume:
New home sales	329	273	56	20.5%
Pre-owned home sales	2,843	2,210	633	28.6%
Total homes sold	3,172	2,483	689	27.8%

Gross profit for new home sales increased $0.6 million, or 16.4%, primarily in connection with an increase in new home sales volumes of 20.5%, that was partially offset by higher cost of sales for new homes.

Total gross profit for pre-owned home sales increased $8.7 million, primarily due to increased sales volumes of 28.6% and a 17.1% increase in average gross profit per home sale.

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2016	2015	Change	% Change
Ancillary revenues, net	$9,999	$7,013	$2,986	42.6%
Interest income	$18,113	$15,938	$2,175	13.7%
Brokerage commissions and other revenues, net	$3,037	$2,219	$818	36.9%
Home selling expenses	$9,744	$7,476	$2,268	30.3%
General and administrative expenses	$64,087	$47,455	$16,632	35.1%
Transaction costs	$31,914	$17,803	$14,111	79.3%
Depreciation and amortization	$221,770	$177,637	$44,133	24.8%
Extinguishment of debt	$1,127	$2,800	$(1,673)	(59.8)%
Interest expense	$122,315	$110,878	$11,437	10.3%
Other expenses, net	$(5,848)	$—	$(5,848)	N/A
Gain on disposition of properties, net	$—	$125,376	$(125,376)	(100.0)%
Deferred tax benefit (expense)	$400	$(1,000)	$1,400	140.0%
Income from affiliate transactions	$500	$7,500	$(7,000)	(93.3)%
Preferred stock redemption costs	$—	$4,328	$(4,328)	(100.0)%

Ancillary revenues, net increased primarily due to an increase of $3.0 million in vacation rental income at RV resorts.

Interest income increased primarily due to an increase in interest income on notes and collateralized receivables totaling $2.1 million.

Brokerage commissions and other revenues, net increased primarily due to a higher number of brokered homes sold in 2016 as compared to 2015.

Home selling expenses increased $2.3 million primarily due to an increase in commissions consistent with an increase in the number of homes sold in 2016 as compared to 2015.

General and administrative expenses increased $16.6 million primarily due to additional employee related costs as headcount increased in connection with the Company's growth through significant acquisitions and increased consulting and implementation costs for technology and efficiency related initiatives.

Transaction costs increased primarily due to due diligence and other transaction costs in relation to our acquisitions. Refer to Note 2, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization expenses increased $44.1 million primarily as a result of additional depreciation and amortization related to our newly acquired properties. Refer to Note 2, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information.

Extinguishment of debt decreased $1.7 million as compared to 2015. During 2016, we repaid collateralized term loans that were due to mature during 2017. Refer to Note 8, "Debt and Lines of Credit," in our accompanying Consolidated Financial Statements for additional information.

Interest expense increased $11.4 million primarily due to our borrowing $338.0 million under a senior secured credit facility and entering into three mortgage loans totaling $405.0 million, both in June 2016. Refer to Note 8, "Debt and Lines of Credit," in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

Other expenses, net in 2016 includes the impact of foreign currency exchange losses of $5.0 million, hurricane related costs of $1.2 million and contingent liability revaluation expense of $0.2 million, partially offset by a $0.5 million gain related to the acquisition of Adirondack Gateway.

Gain on disposition of properties, net decreased $125.4 million as we recorded no gains or losses during 2016, whereas we disposed of 20 communities in 2015.

Deferred tax benefit (expense) was favorable by $1.4 million in 2016 as compared to 2015. During 2016, we recognized a deferred tax benefit in connection with the Carefree acquisition. In 2015, we increased the valuation allowance on SHS loss carryforwards by $1.0 million.

Income from affiliate transactions was $7.5 million in 2015 due to a distribution to us from Origen Financial, Inc. ("Origen.") In 2016, we sold our entire interest in Origen consisting of 5,000,000 shares for proceeds of $0.5 million. The carrying value of our investment in Origen prior to the sale was zero.

Preferred stock redemption costs were $4.3 million in 2015 as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock. There were no such redemptions in 2016.

SUN COMMUNITIES, INC.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$506,078	$357,793	$148,285	41.4%
Property operating expenses:
Payroll and benefits	40,207	30,107	10,100	33.5%
Legal, taxes, and insurance	7,263	5,089	2,174	42.7%
Utilities	53,112	41,275	11,837	28.7%
Supplies and repair	19,075	13,535	5,540	40.9%
Other	16,140	11,128	5,012	45.0%
Real estate taxes	34,714	24,181	10,533	43.6%
Property operating expenses	170,511	125,315	45,196	36.1%
Real Property NOI	$335,567	$232,478	$103,089	44.3%

	As of December 31,
Other Information	2015	2014	Change	% Change
Number of properties	231	217	14	6.5%

Overall occupancy (1)	95.0%	92.6%	2.4%

Sites available for development	7,181	6,987	194	2.8%

Monthly base rent per site - MH	$484	$464	$20	4.3%
Monthly base rent per site - RV (2)	$423	$409	$14	3.4%
Monthly base rent per site - Total	$477	$456	$21	4.6%
(1)      Overall occupancy (%) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

The 44.3% growth in Real Property NOI was primarily due to $87.8 million from newly acquired properties and $18.4 million from Same Community properties as detailed below, which is offset by a $3.1 million reduction for disposed properties.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

The following tables reflect certain financial and other information for our Same Communities, which includes all properties we have owned and operated continuously since January 1, 2014 as of and for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
Financial Information (in thousands)	2015	2014	Change	% Change
Income from Real Property	$312,117	$290,012	$22,105	7.6%
Property operating expenses:
Payroll and benefits	26,108	24,609	1,499	6.1%
Legal, taxes, and insurance	5,090	4,461	629	14.1%
Utilities	18,349	17,513	836	4.8%
Supplies and repair (1)	11,986	11,433	553	4.8%
Other	8,789	8,951	(162)	(1.8)%
Real estate taxes	21,325	20,976	349	1.7%
Property operating expenses	91,647	87,943	3,704	4.2%
Real Property NOI	$220,470	$202,069	$18,401	9.1%

	As of December 31,
Other Information	2015	2014	Change	% Change
Number of properties	157	157	—	—%

Overall occupancy (2) (3)	95.9%	93.2%	2.7%

Sites available for development	5,229	6,003	(774)	(12.9)%

Monthly base rent per site - MH	$481	$465	$16	3.4%
Monthly base rent per site - RV (4)	$421	$409	$12	2.9%
Monthly base rent per site - Total	$472	$457	$15	3.3%

(1)
Year ended December 31, 2015 excludes $2.8 million of first year expenses for properties acquired in late 2014 and 2015 incurred to bring the properties up to Sun's operating standards. These costs did not meet the Company's capitalization policy.

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

Income from real property revenue consists of MH and RV site rent, and miscellaneous other property revenues. The 7.6% growth in income from real property was due to a combination of factors. Revenue from our MH and RV portfolio increased $18.3 million due to monthly base rent per site increases of 3.3%, a 2.7% increase in occupancy, and the increased number of occupied home sites. Additionally, other revenues increased $1.8 million primarily due to increases in month to month fees, utilities income, trash income, and cable television royalties.

Property operating expenses increased approximately $3.7 million, or 4.2%, compared to 2014. Of that increase, supplies and repair expense increased $0.6 million primarily related to higher landscaping and tree trimming. Utilities increased $0.8 million primarily as a result of increased electric and trash removal costs. Legal, taxes, and insurance expenses increased $0.6 million primarily related to an increased property and casualty insurance.

SUN COMMUNITIES, INC.

RENTALS AND HOME SALES

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

The 18.5% growth in NOI is primarily a result of increased rental income throughout the year. While the number of occupied rentals as of December 31, 2015, reflects a decline due to disposition of 20 communities during 2015, the rental income associated with the majority of those communities was earned through November. We renew approximately 60% of our rental home leases primarily at current market rates or above existing rates.

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

SUN COMMUNITIES, INC.

OTHER INCOME STATEMENT ITEMS

The following table summarizes other income and expenses for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2015	2014	Change	% Change
Ancillary revenues, net	$7,013	$5,217	$1,796	34.4%
Interest income	$15,938	$14,462	$1,476	10.2%
Brokerage commissions and other revenues, net	$2,219	$1,036	$1,183	114.2%
Home selling expenses	$7,476	$5,235	$2,241	42.8%
General and administrative expenses	$47,455	$37,387	$10,068	26.9%
Transaction costs	$17,803	$18,259	$(456)	(2.5)%
Depreciation and amortization	$177,637	$133,726	$43,911	32.8%
Asset impairment charge	$—	$837	$(837)	(100.0)%
Interest expense	$110,878	$76,981	$33,897	44.0%
Gain on disposition of properties, net	$125,376	$17,654	$107,722	610.2%
Gain on settlement	$—	$4,452	$(4,452)	(100.0)%
Deferred tax expense	$(1,000)	$—	$(1,000)	N/A
Income from affiliate transactions	$7,500	$1,200	$6,300	525.0%
Preferred stock redemption costs	$4,328	$—	$4,328	N/A

Ancillary revenues, net for 2015 increased $1.8 million as compared to the same period in 2014, primarily due to increased vacation rental income of $1.7 million.

Interest income for 2015 increased by $1.5 million as compared to 2014, primarily due to an increase in interest income from collateralized receivables of $1.5 million related to an increase in our note portfolio.

Brokerage commissions and other revenues, net for 2015 increased by $1.2 million as compared to 2014, primarily due to an increase in the number of brokered homes sold.

Home selling expenses for 2015 increased $2.2 million as compared to 2014. This change represents a 43% increase, consistent with the increase in home sales revenues and the Company's new single year record for home sales volumes in 2015.

General and administrative expenses for 2015 increased by $10.1 million as compared to 2014, primarily due to increased expenses related to salaries, wages and related taxes of $4.7 million as a result of our acquisitions and increased headcount year over year, increased deferred compensation of $2.2 million, increased training, travel, and office expenses of $0.9 million, increased expenses for software support and maintenance, director fees, and regulatory fees of $0.7 million, increased consulting costs of $0.5 million, increased corporate insurance premiums of $0.4 million, and increased other miscellaneous expenses of $0.7 million.

Depreciation and amortization expenses increased by $43.9 million in 2015 as compared to 2014, primarily a result of additional depreciation and amortization of $33.3 million primarily related to our newly acquired properties (See Note 2 in our Consolidated Financial Statements), an additional $4.6 million related to depreciation on investment property for use in our rental program, an additional $1.6 million related to depreciation on investment property for our vacation rental property, and an additional $4.4 million related to the amortization of in-place leases and promotions.

Asset impairment charge of $0.8 million during 2014, was the result of an impairment loss recorded on a long-lived asset for our MH and RV community in La Feria, Texas. We did not recognize any asset impairment charge during 2015.

SUN COMMUNITIES, INC.

Gain on disposition of properties, net for 2015 increased by $107.7 million as compared to 2014, primarily as a result of the sale of 20 properties during 2015, compared to the sale of 10 properties during the year ended December 31, 2014 (see Note 2, "Real Estate Acquisitions and Dispositions," in our accompanying Consolidated Financial Statements for additional information).
Gain on settlement of $4.5 million for 2014, was the result of a settlement reached with the sellers of 10 RV communities that we acquired in February 2013. The settlement was related to various warranties, representations, and indemnities included in the agreements under which we acquired the RV communities, including a covenant made by the sellers related to the 2012 revenue of the acquired properties. No such gain was recorded during 2015.
Deferred tax expense of $1.0 million for 2015, was the result of a valuation allowance increase in relation to management's assumptions regarding realization of operating loss carryforwards at SHS. We had no such adjustment during 2014. Refer to Note 12, "Income Taxes," in our accompanying Consolidated Financial Statements for additional information.

Income from affiliate transactions for 2015 increased by $6.3 million as compared to 2014. During 2015, we received a $7.5 million distribution from Origen as part of its dissolution. In 2014, we received distributions of $1.2 million from Origen on our common stock.

Preferred stock redemption costs for 2015 were $4.3 million, as a result of a repurchase agreement with certain holders of the Company's Series A-4 Preferred Stock (see Note 9, "Equity and Mezzanine Securities" in our accompanying Consolidated Financial Statements for additional information). We had no similar transactions during 2014.

SUN COMMUNITIES, INC.

The following table reconciles net income to FFO data for diluted purposes for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Sun Communities, Inc. common stockholders	$17,369	$137,325	$22,376
Adjustments:
Preferred return to preferred OP units	2,462	2,612	181
Amounts attributable to noncontrolling interests	(41)	9,644	1,086
Preferred distribution to Series A-4 Preferred Stock	—	—	76
Preferred return to Series A-4 preferred OP units	—	—	100
Depreciation and amortization	221,576	178,048	134,252
Asset impairment charge	—	—	837
Gain on disposition of properties, net	—	(125,376)	(17,654)
Gain on disposition of assets	(15,713)	(10,125)	(6,705)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	$225,653	$192,128	$134,549
Adjustments:
Transaction costs	31,914	17,803	18,259
Other acquisition related costs (2)	3,328	—	—
Income from affiliate transactions	(500)	(7,500)	—
Foreign currency exchange(3)	5,005	—	—
Contingent liability re-measurement(3)	181	—	—
Gain on acquisition of property(3)	(510)	—	—
Hurricane related costs(3)	1,172	—	—
Gain on settlement	—	—	(4,452)
Preferred stock redemption costs	—	4,328	—
Extinguishment of debt	1,127	2,800	—
Debt premium write-off	(839)	—	—
Deferred tax (benefit) expense	(400)	1,000	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$266,131	$210,559	$148,356

Weighted average common shares outstanding:	65,856	53,686	41,337
Add:
Common stock issuable upon conversion of stock options	8	16	16
Restricted stock	457	411	237
Series A-4 Preferred Stock	—	—	215
Common OP units	2,844	2,803	2,114
Common stock issuable upon conversion of Series A-4 preferred OP units	—	—	28
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75	75
Common stock issuable upon conversion of Series A-1 preferred OP units	925	988	—
Weighted average common shares outstanding - fully diluted	70,165	57,979	44,022

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$3.22	$3.31	$3.06
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$3.79	$3.63	$3.37

(1)   The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
These costs represent first year expense incurred to bring acquired properties up to the Company's operating standards, including items such as tree trimming and painting costs that did not meet the Company's capitalization policy. The Company incurred $2.8 million of these first year expenses for the year ended December 31, 2015. These costs are expected to become more significant in connection with the size of our acquisitions, and are therefore included as an FFO adjustment for the year ended December 31, 2016. Had a similar adjustment been made, FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per share excluding certain items would have been $3.68 for the years ended December 31, 2015. These costs were insignificant for the year ended December 31, 2014.

(3)   Line item is included within Other expenses, net on the Statements of Operations in our accompanying Consolidated Financial Statements.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, capital improvement of properties, the purchase of new and pre-owned homes, property acquisitions, development and expansion of properties, and debt repayment.

During the year ended December 31, 2016, we acquired 111 communities, 103 of which were part of the Carefree acquisition. See Note 2, "Real Estate Acquisitions and Dispositions" and Note 8, "Debt and Lines of Credit" in our accompanying Consolidated Financial Statements for additional information regarding our acquisitions and related debt transactions in 2016. Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We finance the acquisitions through available cash, secured financing, draws on our unsecured lines of credit, the assumption of existing debt on properties, and the issuance of certain equity securities. We will continue to evaluate acquisition opportunities that meet our criteria for acquisition.

We also intend to continue to strengthen our capital and liquidity positions by focusing on our core fundamentals, which are generating positive cash flows from operations, maintaining appropriate debt levels and leverage ratios, and controlling overhead costs. We intend to meet our liquidity requirements through available cash balances, cash flows generated from operations, draws on our credit facility, and the use of debt and equity offerings under our shelf registration statement.

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the years ended December 31, 2016 and 2015, expansion and development activities of $48.0 million and $28.7 million, respectively, related to costs consisting primarily of construction and other costs necessary to complete home site improvements.

For the years ended December 31, 2016 and 2015, lot modification expenditures were $19.0 million and $14.0 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities, which are mandated by strict manufacturer's installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the years ended December 31, 2016 and 2015, recurring capital expenditures were $17.6 million and $20.3 million, respectively, related to our continued commitment to upkeep of our properties. We do not expect a decline in our recurring capital expenditures in future periods.

During the year ended December 31, 2016, we invested $13.8 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from homes sales. Expenditures for 2017 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

Our cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Cash Provided by Operating Activities	$238,693	$182,263	$133,320
Net Cash Used for Investing Activities	$(1,614,512)	$(413,184)	$(550,705)
Net Cash Provided by Financing Activities	$1,338,970	$192,548	$496,091
Effect of Exchange Rate	$(73)	$—	$—

Cash and cash equivalents decreased by $36.9 million from $45.1 million as of December 31, 2015, to $8.2 million as of December 31, 2016.

Operating Activities

Net cash provided by operating activities increased by $56.4 million from $182.3 million for the year ended December 31, 2015 to $238.7 million for the year ended December 31, 2016.

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

Investing Activities

Net cash used for investing activities was $1.6 billion for the year ended December 31, 2016, compared to $413.2 million for the year ended December 31, 2015. The increase is primarily due to increased cash used for the acquisition of Carefree Communities.

Financing Activities

Net cash provided by financing activities was $1.3 billion for the year ended December 31, 2016, compared to $192.5 million for the year ended December 31, 2015. The increase is primarily due to equity offerings and new debt issuances in 2016 to fund the Carefree Communities acquisition and for other corporate purposes. Refer to Note 8, "Debt and Lines of Credit" and Note 9, "Equity and Mezzanine Securities" in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

In August 2015 we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of December 31, 2016, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had $42.3 million in borrowings on the revolving loan and $58.0 million on the term loan totaling $100.3 million in borrowings as of December 31, 2016, with a weighted average interest rate of 2.14%. As of December 31, 2015, there was $25.0 million outstanding under our previous credit facility.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but it does reduce the borrowing amount available. At December 31, 2016 and December 31, 2015, $4.6 million and $3.4 million, respectively, of availability was used to back standby letters of credit.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Requirement	As of 12/31/16
Maximum Leverage Ratio	< 65.0%	40.5%
Minimum Fixed Charge Coverage Ratio	> 1.40	2.50
Minimum Tangible Net Worth (in thousands)	>$2,475,365	$3,454,032
Maximum Dividend Payout Ratio	< 95.0%	69.6%

SUN COMMUNITIES, INC.

Market and Economic Conditions
Changes in the Canadian dollar against the U.S. dollar, the U.S. interest rate environment, oil price fluctuations, a new U.S. President, uncertain tax and economic plans in Congress, and turmoil in emerging markets have created uncertainty and volatility in the U.S. and global economies. Continued economic uncertainty, both nationally and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital in the financial markets. The U.S. Federal Reserve has predicted that more interest rate hikes will occur in 2017 thus raising borrowing costs for consumers and businesses. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both domestically and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At December 31, 2016, we had 152 unencumbered properties, of which 56 of these unencumbered properties support the borrowing base for our $450.0 million line of credit. From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of December 31, 2016, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years
Collateralized term loans - FNMA	$1,026,907	$18,862	$118,437	$226,624	$662,984
Collateralized term loans - FMCC	394,470	5,742	12,322	13,310	363,096
Collateralized term loans - Life Company	888,153	18,697	49,617	58,819	761,020
Collateralized term loans - CMBS	491,027	41,265	17,476	138,016	294,270
Preferred OP units - mandatorily redeemable	45,903	11,240	—	—	34,663
Lines of credit	100,344	—	2,889	97,455	—
Secured borrowing	144,477	5,645	12,913	15,229	110,690
Total principal payments	3,091,281	101,451	213,654	549,453	2,226,723

Interest expense (2)	1,008,228	151,020	249,074	217,814	390,320
Operating leases	63,694	2,391	6,389	6,557	48,357
Total contractual obligations	$4,163,203	$254,862	$469,117	$773,824	$2,665,400

(1) Our contractual cash obligations exclude debt premiums/discounts.
(2) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of December 31, 2016 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above.

As of December 31, 2016, our net debt to enterprise value approximated 33.8% (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.5 years and a weighted average interest rate of 4.5%.

SUN COMMUNITIES, INC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

The critical accounting estimates that affect the Consolidated Financial Statements and that use judgments and assumptions are listed below. In addition, the likelihood that materially different amounts could be reported under varied conditions and assumptions is discussed.

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

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2016 and 2015. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience supports a high recovery rate for notes receivable; however there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. This process generally takes 30 to 45 days; due to the short time frame from delinquent loan to repossession we do not evaluate the note receivables for impairments. No loans were considered impaired as of December 31, 2016 and 2015.

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

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants are generally for one-year terms but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes. We report certain taxes collected from the resident and remitted to taxing authorities in revenue.

Refer to Note 1, "Significant Accounting Policies" of our accompanying Consolidated Financial Statements for additional information on critical accounting policies and estimates.

SUN COMMUNITIES, INC.

Impact of New Accounting Standards

Refer to Note 17, "Recent Accounting Pronouncements," of our accompanying Consolidated Financial Statements for information regarding new accounting pronouncements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any unconsolidated entities that it believes have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity, or capital resources.

SUN COMMUNITIES, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.

Interest Rate Risk

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

We have two interest rate cap agreements with a total notional amount of $159.7 million as of December 31, 2016. The first interest rate cap agreement has a cap rate of 9.00%, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02%, a notional amount of $9.6 million and a termination date of May 2023.

Our remaining variable rate debt totals $256.0 million and $183.3 million as of December 31, 2016 and 2015, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0%, we believe our interest expense would have increased or decreased by approximately $3.0 million and $2.2 million as of December 31, 2016 and 2015, respectively, based on the $299.1 million and $223.2 million average balances outstanding under our variable rate debt facilities, respectively.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate risk is the risk that fluctuations in currencies against the U.S. dollar will negatively impact our results of operations. We are exposed to foreign currency exchange rate risk as a result of remeasurement and translation of the assets and liabilities of our Canadian properties into U.S. dollars. Fluctuations in foreign currency exchange rates can therefore create volatility in our results of operations and may adversely affect our financial condition.

SUN COMMUNITIES, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data are filed herewith under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at December 31, 2016. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, misstatements due to error or fraud may not be prevented or detected on a timely basis.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at December 31, 2016, utilizing the criteria discussed in the “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at December 31, 2016. Based on management's assessment, we have concluded that our internal control over financial reporting was effective at December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

SUN COMMUNITIES, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, certain information regarding our executive officers is contained in Part I of this Form 10-K. Unless provided in an amendment to this Annual Report on Form 10-K, the other information required by this Item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting (the "Proxy Statement,") including the information set forth under the captions "Board of Directors and Corporate Governance - Incumbent Directors and Nominees," "Management and Executive Compensation - Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Directors and Corporate Governance - Board of Directors and Committees" and "Board of Directors and Corporate Governance - Consideration of Director Nominees."

ITEM 11. EXECUTIVE COMPENSATION

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions "Management and Executive Compensation," "Board of Directors and Corporate Governance - Director Compensation Table," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report." The information in the section captioned "Compensation Committee Report" in the Proxy Statement or an amendment to this Annual Report on Form 10-K is incorporated by reference herein but shall be deemed furnished, not filed, and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the applicable information in the Proxy Statement, including the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the captions "Certain Relationships and Related Transactions and Director Independence," "Board of Directors and Corporate Governance - Board of Directors and Committees" and "Board of Directors and Corporate Governance - Board Leadership Structure and Independence of Non-Employee Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Unless provided in an amendment to this Annual Report on Form 10-K, the information required by this Item is incorporated by reference to the Proxy Statement, including the information set forth under the caption "Ratification of Selection of Grant Thornton LLP."

SUN COMMUNITIES, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed herewith as part of this Form 10-K:

1.    Financial Statements
A list of the financial statements required to be filed as a part of this Annual Report on Form 10‑K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

2.    Financial Schedule
The financial statement schedule required to be filed as a part of this Annual Report on Form 10‑K is shown in the “Index to the Consolidated Financial Statements and Financial Statement Schedules” filed herewith.

3.    Exhibits
A list of the exhibits required by Item 601 of Regulation S‑K to be filed as a part of this Annual Report on Form 10-K is shown on the “Exhibit Index” filed herewith.

SUN COMMUNITIES, INC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN COMMUNITIES, INC. (Registrant)
February 23, 2017	By	/s/	Gary A. Shiffman
Gary A. Shiffman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Capacity	Date
/s/	Gary A. Shiffman	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2017
Gary A. Shiffman
/s/	Karen J. Dearing	Executive Vice President, Chief Financial Officer, Treasurer, Secretary (Principal Financial Officer and Principal Accounting Officer)	February 23, 2017
Karen J. Dearing
/s/	Stephanie W. Bergeron	Director	February 23, 2017
Stephanie W. Bergeron
/s/	Brian M. Hermelin	Director	February 23, 2017
Brian M. Hermelin
/s/	Ronald A. Klein	Director	February 23, 2017
Ronald A. Klein
/s/	Clunet R. Lewis	Director	February 23, 2017
Clunet R. Lewis
/s/	Ronald L. Piasecki	Director	February 23, 2017
Ronald L. Piasecki
/s/	Arthur A. Weiss	Director	February 23, 2017
Arthur A. Weiss

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit Number	Description	Method of Filing
2.1	Stock Purchase Agreement dated March 22, 2016, among Carefree Communities Intermediate Holdings, L.L.C., Sun Communities, Inc., and Sun Communities Operating Limited Partnership*	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 22, 2016
3.1	Amended and Restated Articles of Incorporation of Sun Communities, Inc.	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
3.2	Articles Supplementary of Board of Directors of Sun Communities, Inc. Designating a Series of Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed October 15, 1999
3.3	Articles Supplementary, dated October 16, 2006	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed October 19, 2006
3.4
Articles Supplementary of Board of Directors Classifying and Designating a Series of Preferred Stock as Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series
Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed June 3, 2008
3.5	Articles of Amendment dated June 13, 1997	Incorporated by reference to Sun Communities, Inc.’s Registration Statement on Form 8-A filed November 19, 2012
3.6	Articles Supplementary designating 7.125% Series A Cumulative Redeemable Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed November 19, 2012
3.7	Articles Supplementary canceling and reclassifying 9.125% Series A Cumulative Redeemable Perpetual Preferred Stock dated November 9, 2012	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed November 19, 2012
3.8	Articles of Amendment dated July 24, 2013	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 29, 2013
3.9	Articles Supplementary designating 6.50% Series A-4 Cumulative Convertible Preferred Stock dated November 25, 2014	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
3.10	Articles of Amendment dated July 22, 2015	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 22, 2015
3.11	Second Amended and Restated Bylaws	Incorporated by reference to Sun Communities, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014
4.1	Rights Agreement, dated as of June 2, 2008, between Sun Communities, Inc. and Computershare Trust Company, N.A., as Rights Agent	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed June 3, 2008
4.2	Registration Rights Agreement dated February 8, 2013 among Sun Communities, Inc., and the holders of Series A-3 Preferred Units that are parties thereto	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed February 12, 2013
4.3	Form of Registration Rights Agreement between Sun Communities, Inc. and Carefree Communities Intermediate Holdings, L.L.C.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 22, 2016
4.4	Form of certificate evidencing common stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed November 9, 2012
4.5	Form of certificate evidencing 7.125% Series A Cumulative Redeemable Preferred Stock	Incorporated by reference to Sun Communities, Inc.'s Registration Statement on Form 8-A filed November 9, 2012
4.6	Form of certificate evidencing 6.50% Series A-4 Cumulative Convertible Preferred Stock	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
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

SUN COMMUNITIES, INC.

10.2
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
10.3	Master Loan Agreement dated June 9, 2016, by and among Carefree Communities CA LLC, NHC-CA101, LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.4
Promissory Note dated June 9, 2016 in the original principal amount of $162.0 million executed by Carefree Communities CA LLC and NHC-CA101, LLC in favor of The Northwestern Mutual Life Insurance Company
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.5	Master Loan Agreement dated June 9, 2016, by and between Carefree Communities CA LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.6	Promissory Note dated June 9, 2016 in the original principal amount of $163.0 million executed by Carefree Communities CA LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.7	Amended and Restated Mortgage and Security Agreement dated June 9, 2016, by and between SNF Property LLC and The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.8	Amended and Restated Promissory Note dated June 9, 2016 in the original principal amount of $80.0 million executed by SNF Property LLC in favor of The Northwestern Mutual Life Insurance Company	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 9, 2016
10.9
At the Market Offering Sales Agreement, dated June 17, 2015, among Sun Communities, Inc., Sun Communities Operating Limited Partnership, BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Citigroup Global Markets Inc.
Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K file June 17, 2015
10.10	Lease, dated November 1, 2002, by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, December 31, 2002, as amended
10.11	Third Lease Modification dated October 31, 2011 by and between the Operating Partnership as Tenant and American Center LLC as Landlord	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 10-K for the year ended December 31, 2011
10.12	Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership, dated June 19, 2014.	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed June 23, 2014
10.13	Amendment No. 2 dated November 26, 2014, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed December 2, 2014
10.14	Amendment No. 7, dated April 1, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed April 2, 2015
10.15	Amendment No. 8, dated April 22, 2015, to the Third Amended and Restated Agreement of Limited Partnership of Sun Communities Operating Limited Partnership	Incorporated by reference to Sun Communities, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015
10.16	First Amended and Restated 2004 Non-Employee Director Option Plan#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 25, 2012
10.17	Sun Communities, Inc. 2015 Equity Incentive Plan#	Incorporated by reference to Sun Communities, Inc.'s Proxy Statement dated April 29, 2015 for the Annual meeting of Stockholders held July 20, 2015
10.18	Form of Stock Option Agreement between Sun Communities, Inc. and certain directors, officers and other individuals#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 69340
10.19	Form of Non-Employee Director Stock Option Agreement between Sun Communities, Inc. and certain directors#	Incorporated by reference to Sun Communities, Inc.'s Registration Statement No. 33 80972
10.20	Form of Restricted Stock Award Agreement#	Incorporated by reference to Sun Communities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004
10.21	First Amendment to Restricted Stock Award Agreement between Sun Communities, Inc. and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
10.22	Employment Agreement dated June 20, 2013 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed June 24, 2013
10.23	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated July 15, 2014#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014

SUN COMMUNITIES, INC.

10.24	Employment Agreement dated May 19, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed May 20, 2015
10.25	Employment Agreement July 16, 2015 among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 17, 2015
10.26	Sun Communities, Inc. Executive Compensation "Clawback" Policy#	Incorporated by reference to Sun Communities, Inc.'s Current Report on Form 8-K filed July 15, 2014
21.1	List of Subsidiaries of Sun Communities, Inc.	Filed herewith
23.1	Consent of Grant Thornton LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.1
The following Sun Communities, Inc. financial information, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows, for the Years Ended December 31, 2016, 2015 and 2014; (v) Notes to Consolidated Financial Statements, and (vi) Schedule III - Real Estate and Accumulated Depreciation
Filed herewith

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

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the accompanying consolidated balance sheets of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sun Communities, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 23, 2017

SUN COMMUNITIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sun Communities, Inc.

We have audited the internal control over financial reporting of Sun Communities, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 23, 2017 and expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP

Southfield, Michigan
February 23, 2017

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2016	2015
ASSETS
Land	$1,027,976	$451,340
Land improvements and buildings	4,825,043	3,535,909
Rental homes and improvements	489,633	460,480
Furniture, fixtures and equipment	130,127	102,746
Land held for future development	23,560	23,047
Investment property	6,496,339	4,573,522
Accumulated depreciation	(1,026,858)	(852,407)
Investment property, net (including $88,987 and $92,009 for consolidated variable interest entities at December 31, 2016 and December 31, 2015; see Note 7)	5,469,481	3,721,115
Cash and cash equivalents	8,164	45,086
Inventory of manufactured homes	21,632	14,828
Notes and other receivables, net	81,179	47,972
Collateralized receivables, net	143,870	139,768
Other assets, net (including $3,054 and $3,823 for consolidated variable interest entities at December 31, 2016 and December 31, 2015; see Note 7)	146,450	213,030
TOTAL ASSETS	$5,870,776	$4,181,799
LIABILITIES
Mortgage loans payable (including $62,111 and $64,082 for consolidated variable interest entities at December 31, 2016 and December 31, 2015; see Note 7)	$2,819,567	$2,125,267
Secured borrowings on collateralized receivables	144,477	140,440
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	100,095	24,687
Distributions payable	51,896	41,265
Other liabilities (including $1,998 and $4,091 for consolidated variable interest entities at December 31, 2016 and December 31, 2015; see Note 7)	279,667	184,859
TOTAL LIABILITIES	3,441,605	2,562,421
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,681 shares at December 31, 2016 and 2,067 shares at December 31, 2015	50,227	61,732
Series A-4 preferred OP units	16,717	21,065
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at December 31, 2016 and December 31, 2015	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 73,206 shares at December 31, 2016 and 58,395 shares at December 31, 2015	732	584
Additional paid-in capital	3,321,441	2,319,314
Accumulated other comprehensive loss	(3,181)	—
Distributions in excess of accumulated earnings	(1,023,415)	(864,122)
Total Sun Communities, Inc. stockholders' equity	2,295,611	1,455,810
Noncontrolling interests:
Common and preferred OP units	69,598	82,538
Consolidated variable interest entities	(2,982)	(1,767)
Total noncontrolling interests	66,616	80,771
TOTAL STOCKHOLDERS’ EQUITY	2,362,227	1,536,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,870,776	$4,181,799

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Income from real property	$620,917	$506,078	$357,793
Revenue from home sales	110,507	79,728	53,954
Rental home revenue	47,780	46,236	39,213
Ancillary revenues	33,424	24,532	17,801
Interest	18,113	15,938	14,462
Brokerage commissions and other revenues, net	3,037	2,219	1,036
Total revenues	833,778	674,731	484,259
COSTS AND EXPENSES
Property operating and maintenance	173,274	135,797	101,134
Real estate taxes	44,306	34,714	24,181
Cost of home sales	80,420	58,941	40,556
Rental home operating and maintenance	24,294	24,956	23,270
Ancillary expenses	23,425	17,519	12,584
Home selling expenses	9,744	7,476	5,235
General and administrative	64,087	47,455	37,387
Transaction costs	31,914	17,803	18,259
Depreciation and amortization	221,770	177,637	133,726
Asset impairment charge	—	—	837
Extinguishment of debt	1,127	2,800	—
Interest	119,163	107,659	73,771
Interest on mandatorily redeemable preferred OP units	3,152	3,219	3,210
Total expenses	796,676	635,976	474,150
Income before other items	37,102	38,755	10,109
Other expenses, net	(5,848)	—	—
Gain on disposition of properties, net	—	125,376	17,654
Gain on settlement	—	—	4,452
Current tax expense	(683)	(158)	(219)
Deferred tax benefit (expense)	400	(1,000)	—
Income from affiliate transactions	500	7,500	1,200
Net income	31,471	170,473	33,196
Less: Preferred return to preferred OP units	5,006	4,973	2,935
Less: Amounts attributable to noncontrolling interests	150	10,054	1,752
Net income attributable to Sun Communities, Inc.	26,315	155,446	28,509
Less: Preferred stock distributions	8,946	13,793	6,133
Less: Preferred stock redemption costs	—	4,328	—
Net income attributable to Sun Communities, Inc. common stockholders	$17,369	$137,325	$22,376
Weighted average common shares outstanding:
Basic	65,856	53,686	41,337
Diluted	66,321	53,702	41,805
Earnings per share (See Note 13):
Basic	$0.27	$2.53	$0.54
Diluted	$0.26	$2.52	$0.54

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$31,471	$170,473	$33,196
Foreign currency translation adjustment	(3,401)	—	—
Unrealized gain on interest rate swaps	—	—	97
Total comprehensive income	28,070	170,473	33,293
Less: Comprehensive (loss) / income attributable to noncontrolling interests	(70)	10,054	1,483
Comprehensive income attributable to Sun Communities, Inc.	$28,140	$160,419	$31,810

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Distributions in Excess of Accumulated Earnings	Non-Controlling Interests	Total Stockholders' Equity
Balance as of December 31, 2013, revised	$34	$361	$1,141,590	$(366)	$(773,301)	$15,223	$383,541
Issuance of common stock from exercise of options, net	—	—	127	—	—	—	127
Issuance, conversion of OP units and associated costs of common stock, net	—	125	594,940	—	—	(2,638)	592,427
Issuance of preferred OP units	—	—	—	—	—	100	100
Issuance of common OP units	—	—	—	—	—	24,064	24,064
Share-based compensation - amortization and forfeitures	—	—	4,706	—	173	—	4,879
Net income	—	—	—	—	31,444	1,782	33,226
Settlement of membership interest	—	—	(209)	—	—	(4)	(213)
Unrealized gain on interest rate swaps	—	—	—	366	—	(269)	97
Distributions	—	—	—	—	(121,861)	(8,567)	(130,428)
Balance as of December 31, 2014, revised	34	486	1,741,154	—	(863,545)	29,691	907,820
Issuance of common stock from exercise of options, net	—	—	95	—	—	—	95
Issuance, conversion of OP units and associated costs of common stock, net	—	98	564,260	—	—	52,921	617,279
Conversion of Series A-4 preferred stock	—	—	6,900	—	—	—	6,900
Preferred stock redemption costs	—	—	—	—	(4,328)	—	(4,328)
Share-based compensation - amortization and forfeitures	—	—	6,905	—	203	—	7,108
Net income	—	—	—	—	160,418	9,185	169,603
Distributions	—	—	—	—	(156,870)	(11,026)	(167,896)
Balance at December 31, 2015	34	584	2,319,314	—	(864,122)	80,771	1,536,581
Issuance of common stock from exercise of options, net	—	—	149	—	—	—	149
Issuance, conversion of OP units and associated costs of common stock, net	—	144	981,174	—	—	(2,687)	978,631
Conversion of Series A-4 preferred stock	—	—	11,503	—	—	—	11,503
Share-based compensation - amortization and forfeitures	—	4	9,301	—	252	—	9,557
Foreign currency exchange	—	—	—	(3,181)	—	(220)	(3,401)
Net income	—	—	—	—	31,321	60	31,381
Distributions	—	—	—	—	(190,866)	(11,308)	(202,174)
Balance at December 31, 2016	$34	$732	$3,321,441	$(3,181)	$(1,023,415)	$66,616	$2,362,227

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$31,471	$170,473	$33,196
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of assets	(11,224)	(5,051)	(2,748)
Gain on disposition of properties, net	—	(125,376)	(17,654)
Gain on acquisition of property	(510)	—	—
Foreign currency exchange loss	5,005	—	—
Contingent liability remeasurement loss	181	—	—
Asset impairment charges	—	—	837
Share-based compensation	9,557	7,108	4,879
Depreciation and amortization	218,669	174,589	131,003
Deferred tax (benefit) expense	(400)	1,000	—
Amortization of below market lease	(6,570)	(5,073)	—
Amortization of debt premium	(10,693)	(10,483)	—
Amortization of deferred financing costs	2,160	1,936	1,056
Amortization of ground lease intangibles	600	—	—
Income from affiliate transactions	(500)	(7,500)	(1,200)
Change in notes receivable from financed sales of inventory homes, net of repayments	(20,933)	(9,270)	(15,300)
Change in inventory, other assets and other receivables, net	28,118	(14,618)	(11,144)
Change in other liabilities	(6,238)	4,528	10,395
NET CASH PROVIDED BY OPERATING ACTIVITIES	238,693	182,263	133,320
INVESTING ACTIVITIES:
Investment in properties	(223,429)	(208,427)	(177,866)
Acquisitions of properties, net of cash acquired	(1,487,593)	(309,274)	(426,591)
Payments for deposits on acquisitions	—	(2,260)	(17,064)
Proceeds from affiliate transactions	500	7,500	1,200
Proceeds from disposition of land	—	—	221
Proceeds from disposition of assets and depreciated homes, net	4,709	6,848	3,312
Proceeds from disposition of properties	88,696	94,522	59,706
Issuance of notes and other receivables	(10,633)	(1,755)	297
Payment for membership interest	—	(2,102)	—
Repayments of notes and other receivables	13,238	1,764	6,080
NET CASH USED FOR INVESTING ACTIVITIES	(1,614,512)	(413,184)	(550,705)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	750,385	310,301	572,171
Net proceeds from stock option exercise	149	95	127
Borrowings on lines of credit	580,754	421,184	526,546
Proceeds from issuance of other debt	964,252	377,041	323,241
Proceeds received from return of prepaid deferred financing costs	—	6,852	2,384
Redemption of Series A-4 Preferred Stock	—	(121,445)	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(193,740)	(162,491)	(121,377)
Preferred stock redemption costs	—	(4,328)	—
Payments to retire preferred OP units	—	—	(1,119)
Payments on lines of credit	(505,409)	(401,978)	(702,135)
Payments on other debt	(231,912)	(225,677)	(95,269)
Payments for deferred financing costs	(25,509)	(7,006)	(8,478)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,338,970	192,548	496,091
Effect of exchange rate changes on cash and cash equivalents	(73)	—	—
Net change in cash and cash equivalents	(36,922)	(38,373)	78,706
Cash and cash equivalents, beginning of period	45,086	83,459	4,753
Cash and cash equivalents, end of period	$8,164	$45,086	$83,459

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $1,595, $608, and $464, respectively)	$121,480	$99,989	$60,289
Cash paid for interest on mandatorily redeemable debt	$3,152	$3,222	$3,225
Cash paid for income taxes (including $245, $0, and $0 for federal tax, respectively)	$452	$310	$314
Noncash investing and financing activities:
Unrealized gain on interest rate swaps	$—	$—	$97
Reduction in secured borrowing balance	$19,734	$26,293	$21,812
Change in distributions declared and outstanding	$9,626	$6,744	$9,051
Conversion of common and preferred OP units	$5,933	$5,491	$1,707
Conversion of Series A-4 Preferred Stock	$11,503	$6,900	$—
Proceeds related to the disposition of properties held in escrow	$—	$126,339	$—
Settlement of membership interest	$—	$2,786	$213
Noncash investing and financing activities at the date of acquisition:
Acquisitions - Series A-4 preferred OP units issued	$—	$1,000	$18,852
Acquisitions - Series A-4 Preferred Stock issued	$—	$175,613	$13,610
Acquisitions - Common stock and OP units issued	$225,000	$278,955	$44,321
Acquisitions - Series C preferred OP units issued	$—	$33,154	$—
Acquisitions - debt assumed	$—	$380,043	$209,658
Acquisitions - other liabilities	$—	$—	$4,221
Acquisitions - contingent consideration liability	$9,830	$—	$—

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

We own, operate, and develop manufactured housing ("MH") and recreational vehicle ("RV") communities throughout the United States ("U.S."). As of December 31, 2016, we owned and operated a portfolio of 341 properties located in 29 states and Ontario, Canada (collectively the “Properties”), including 226 MH communities, 87 RV communities, and 28 Properties containing both MH and RV sites. As of December 31, 2016, the Properties contained an aggregate of 117,376 developed sites comprised of 80,166 developed MH sites, 20,916 annual RV sites (inclusive of both annual and seasonal usage rights), and 16,294 transient RV sites. There are approximately 10,616 additional MH and RV sites suitable for development.

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and all majority-owned and controlled subsidiaries, including entities in which we have a controlling interest or have been determined to be the primary beneficiary of a variable interest entity ("VIE"). All inter-company transactions have been eliminated in consolidation. Any subsidiaries in which we have an ownership percentage equal to or greater than 50%, but less than 100%, or considered a VIE, represent subsidiaries with a noncontrolling interest. The noncontrolling interests in our subsidiaries are allocated their proportionate share of the subsidiaries’ financial results. This allocation is recorded as the noncontrolling interest in our Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions related to the reported amounts included in our Consolidated Financial Statements and accompanying footnotes thereto. Actual results could differ from those estimates.

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

Capitalized Costs

We capitalize certain costs incurred in connection with the development, redevelopment, capital enhancement and leasing of our properties. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of such activities and the costs associated with such activities. Maintenance, repairs and minor improvements to properties are expensed when incurred. Renovations and improvements to properties are capitalized and depreciated over their estimated useful lives and construction costs related to the development of new community or expansion sites are capitalized until the property is substantially complete. Costs incurred to initially renovate pre-owned and repossessed homes that we acquire for our Rental Program are capitalized and costs incurred to refurbish the homes at turnover and repair the homes while occupied are expensed. Certain expenditures to dealers and residents related to obtaining lessees in our communities are capitalized and amortized over a seven-year period based on the anticipated term of occupancy of a resident. Costs associated with implementing our computer systems are capitalized and amortized over the estimated useful lives of the related software and hardware. Costs incurred to obtain new financing are capitalized and amortized over the terms of the related loan agreement using the straight-line method (which approximates the effective interest method).

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less from the date of purchase to be cash and cash equivalents. The maximum amount of credit risk arising from cash deposits in excess of federally insured amounts was approximately $10.1 million and $41.4 million as of December 31, 2016 and 2015, respectively.

Inventory

Inventory of manufactured homes is stated at lower of specific cost or market based on the specific identification method.

Investments in Affiliates

Investments in affiliates in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting. The carrying value of our investment is adjusted for our proportionate share of the affiliate’s net income or loss and reduced by distributions received. We review the carrying value of our investment in affiliates for other than temporary impairment whenever events or changes in circumstances indicate a possible impairment. Financial condition, operational performance, and other economic trends are some of the factors we consider when we evaluate the existence of impairment indicators. When we have a carrying value of zero for our investment, we suspend the equity method of accounting until such time that the affiliate’s net income equals or exceeds the share of net losses not recognized during the time in which the equity method of accounting was suspended. See Note 6, "Investment in Affiliates," for additional information.

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

Past due status of our notes receivable is determined based upon the contractual terms of the note. When a note receivable becomes 60 days delinquent, we stop accruing interest on the note receivable. The interest on nonaccrual loans is accounted for on the cash basis until qualifying for return to accrual. Loans are returned to accrual when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans on a nonaccrual status were immaterial at December 31, 2016 and 2015. The ability to collect our notes receivable is measured based on current and historical information and events. We consider numerous factors including: length of delinquency, estimated costs to lease or sell, and repossession history. Our experience

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

supports a high recovery rate for notes receivable; however, there is some degree of uncertainty about the recoverability of our investment in these notes receivable. We are generally able to recover our recorded investment in uncollectible notes receivable by repossessing the homes on the notes retained by us and repurchasing the homes on the collateralized receivables, and subsequently selling or leasing these homes to potential residents in our communities. We have established a loan loss reserve based on our estimated unrecoverable costs associated with repossessed/repurchased homes. We estimate our unrecoverable costs to be the repurchase price of the home collateralizing the note receivable plus repair and remarketing costs in excess of the estimated selling price of the home being repossessed. A historical average of this excess cost is calculated based on prior repossessions/repurchases and is applied to our estimated annual future repossessions to create the allowance for both installment and collateralized notes receivable.

We evaluate the collectability of a loan based on our ability to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. We generally see that if the obligor is delinquent on the loan they are also delinquent on site rent. If the scheduled payment is delinquent more than five to seven days, dependent on state law, we begin the repossession and eviction process simultaneously. A specific allowance is estimated on the past due loans based on historical delinquency data and current delinquency levels.

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

Restricted Cash

Restricted cash consists of amounts held in deposit for tax, insurance and repair escrows held by lenders in accordance with certain debt agreements. At December 31, 2016 and 2015, $17.1 million and $140.7 million of restricted cash, respectively, was included as a component of Other assets, net on the Consolidated Balance Sheets.

Identified Intangible Assets

The Company amortizes identified intangible assets that are determined to have finite lives over the period the assets are expected to contribute directly or indirectly to the future cash flows of the property or business. At December 31, 2016 and 2015, the carrying amounts of the identified intangible assets are included in Other assets, net on the Consolidated Balance Sheets. See Note 5, "Intangible Assets," for additional information.

Deferred Taxes

We are subject to certain state taxes that are considered to be income taxes and have certain subsidiaries that are taxed as regular corporations for U.S. (i.e., federal, state, local, etc.) and non-U.S. income tax purposes. Deferred tax assets or liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements and net operating loss carryforwards in certain subsidiaries, including those domiciled in foreign jurisdictions, which may be realized in future periods if the respective subsidiary generates sufficient taxable income. Deferred tax assets and liabilities are measured using currently enacted tax rates. A valuation allowance is established if, based on the available evidence, it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 12, "Income Taxes," for additional information.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are amortized over the terms of the respective loans. Unamortized deferred financing costs are written off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing costs are accounted for in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 470-50-40,

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"Modifications and Extinguishments." Refer to Note 17, "Recent Accounting Pronouncements," regarding our adoption of FASB Accounting Standards Update ("ASU") 2015-03, and the presentation of deferred financing costs in our Consolidated Balance Sheets as of December 31, 2016 and 2015.

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

Share-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Binomial (lattice) option-pricing model. The Binomial (lattice) option-pricing model incorporates various assumptions including expected volatility, expected life, dividend yield, and interest rates. See Note 10, "Share-Based Compensation" for additional information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, debt and a contingent consideration liability. We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures, pursuant to FASB ASC 820, "Fair Value Measurements and Disclosures". See Note 16, "Fair Value of Financial Instruments," for additional information regarding the estimates and assumptions used to estimate the fair value of each financial instrument class.

Revenue Recognition

Rental income attributable to site and home leases is recorded on a straight-line basis when earned from tenants. Leases entered into by tenants are generally for one year terms, but may range from month-to-month to two years and are renewable by mutual agreement from us and the resident, or in some cases, as provided by state statute. Revenue from the sale of manufactured homes is recognized upon transfer of title at the closing of the sales transaction. Interest income on notes receivable is recorded on a level yield basis over the life of the notes. We report real estate taxes collected from residents and remitted to taxing authorities in revenue.

Advertising Costs

Advertising costs are expensed as incurred. As of December 31, 2016, 2015 and 2014, we had advertising costs of $4.2 million, $3.9 million and $3.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Useful lives are 30 years for land improvements and buildings, 10 years for rental homes, seven to 15 years for furniture, fixtures and equipment, four to seven years for computer hardware and software, and seven to 15 years for intangible assets.

Foreign Currency

The assets and liabilities of our Canadian operations, where the functional currency is the Canadian dollar, are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date. Income statement amounts are translated at the average exchange rate prevailing during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Foreign currency exchange gains and losses arising from fluctuations in currency exchange rates on transactions and the effects of remeasurement of monetary balances denominated in currencies other than the functional currency are recorded in earnings. For the year ended December 31, 2016, we recorded a foreign currency exchange loss of $5.0 million within Other expenses, net

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on our Consolidated Statements of Operations. We had no foreign currency exchange impacts for the years ended December 31, 2015 and 2014.

Derivative Instruments and Hedging Activities

We do not enter into derivative instruments for speculative purposes. We adjust our balance sheet on a quarterly basis to reflect the current fair market value of our derivatives. For those hedges that qualify for cash flow hedge accounting, we adjust our balance sheet on a quarterly basis to reflect current fair market value of our derivatives. Changes in the fair value of derivatives are recorded in earnings or comprehensive income, as appropriate. The ineffective portion of the hedge is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The effective portion of the hedge is recorded in accumulated other comprehensive income. We use standard market conventions to determine the fair values of derivative instruments, including the quoted market prices or quotes from brokers or dealers for the same or similar instruments. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized. As of December 31, 2016 and 2015, the fair value of our derivatives was zero. See Note 15, "Derivative Instruments and Hedging Activities" for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      Real Estate Acquisitions and Dispositions

2016 Acquisitions

Carefree Acquisition

On June 9, 2016, pursuant to a Stock Purchase Agreement dated March 22, 2016, the Company through the Operating Partnership acquired from Carefree Communities Intermediate Holdings, L.L.C. (the "Seller") all of the issued and outstanding shares of common stock of Carefree Communities Inc. ("Carefree Communities") or ("Carefree"). Carefree owned 103 MH and RV communities, comprising over 27,000 sites.

The aggregate purchase price for the acquisition was $1.68 billion. At the closing, the Company issued the Seller 3,329,880 shares of its common stock (the "Acquisition Shares") at an issuance price of $67.57 per share (or $225.0 million in common stock), and the Operating Partnership paid the balance of the purchase price, or $1.5 billion, in cash. Approximately $1.0 billion of the cash payment was applied simultaneously to pay off debt on the properties owned by Carefree Communities. The Operating Partnership funded the cash portion of the purchase price in part with the proceeds of the Fannie Mae financing and the Northwestern Mutual Life Insurance Company financing described in Note 8, "Debt and Lines of Credit."

On March 30, 2016, we closed on an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share. The net proceeds from the offering of $385.4 million were used to fund a portion of the purchase price for the acquisition of Carefree Communities.

We have allocated the "Investment in property" balances for Carefree Communities to the respective balance sheet line items upon preliminary completion of a purchase price allocation in accordance with the FASB ASC Topic 805 - Business Combinations.

At Acquisition Date	Carefree
Investment in property	$1,670,981
Ground leases	33,270
In-Place leases	35,010
Deferred tax liability	(23,637)
Other liabilities	(15,665)
Inventory of manufactured homes	13,521
Below market leases	(29,340)
Total identifiable assets acquired and liabilities assumed (1)	1,684,140

Consideration
Cash and equity	$1,684,140

(1) The purchase price allocation for Carefree is preliminary and will be adjusted as final costs and values are determined.

The amount of total revenues and net income included in our Consolidated Statements of Operations for the year ended December 31, 2016, related to the Carefree acquisition is set forth in the following table (in thousands):

Year Ended December 31, 2016
(unaudited)
Revenue	$97,836
Net income	$9,070

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Other Acquisitions:

In December 2016, we acquired Lake Josephine RV Resort ("Lake Josephine"), a RV resort with 178 sites located in Sebring, Florida.

In October 2016, we acquired Adirondack Gateway Campground RV Resort ("Adirondack Gateway"), a RV resort with 347 sites located in Gansevoort, New York. We recognized a gain on the acquisition of Adirondack Gateway of $0.5 million within Other expenses, net in our Consolidated Statements of Operations, as the fair value of the consideration transferred by us was less than the fair value of the identifiable net assets acquired.
Also in October 2016, we acquired Jellystone Park Camp Resort ("Jellystone Larkspur"), a RV resort with 148 sites located in Larkspur, Colorado.

In September 2016, we acquired Petoskey RV Resort ("Petoskey"), a RV resort with 78 sites located in Petoskey, Michigan.

In August 2016, we acquired Sunset Beach Resort ("Sunset Beach") in Cape Charles, Virginia. The sellers of Sunset Beach were engaged by the Company to continue to operate and maintain the property.  Beginning January 1, 2022, the Company has the option to remove the sellers as operators via a payment based on certain operating performance metrics.  Accordingly, total consideration of $28.3 million as of the acquisition date includes a contingent consideration liability of $9.8 million.

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

In June 2016, we acquired Pecan Park RV Resort ("Pecan Park"), a RV resort with 183 sites located in Jacksonville, Florida.

In March 2016, we acquired Hill Country Cottage and RV Resort ("Hill Country"), a RV resort with 356 sites located in New Braunfels, Texas.

In March 2016, we acquired Kimberly Estates, a MH community with 387 sites located in Frenchtown Township, Michigan.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair value of the assets acquired and liabilities assumed (excluding Carefree) at the acquisition dates and the consideration paid for other acquisitions completed in 2016 (in thousands):

At Acquisition Date	Lake Josephine(1)	Adirondack Gateway(1)(2)	Jellystone Larkspur(1)	Petoskey(1)	Sunset Beach(1)(3)	Pecan Park(1)	Hill Country(1)	Kimberly Estates(1)	Total
Investment in property	$3,400	$2,590	$7,516	$3,500	$28,283	$7,000	$29,990	$7,313	$89,592
Inventory of manufactured homes	—	—	—	—	—	—	—	97	97
In-place leases and other intangible assets	—	170	—	—	—	—	10	340	520
Total identifiable assets acquired and liabilities assumed	$3,400	$2,760	$7,516	$3,500	$28,283	$7,000	$30,000	$7,750	$90,209

Consideration
Cash, proceeds from dispositions held in escrow, or contingent liability	$3,400	$2,250	$7,516	$3,500	$28,283	$7,000	$30,000	$7,750	$89,699
(1) The purchase price allocations for Lake Josephine, Adirondack Gateway, Jellystone Larkspur, Petoskey, Sunset Beach, Pecan Park, Hill Country, and Kimberly Estates are preliminary and may be adjusted as final costs and final valuations are determined.
(2) Includes the impact of a $0.5 million bargain purchase gain recorded within Other expense, net on the Consolidated Statements of Operations for the year ended December 31, 2016.
(3) Sunset Beach consideration includes a contingent liability of $9.8 million as of the acquisition date. As of December 31, 2016, the contingent consideration liability was $10.0 million.

The amount of revenue and net income included in the Consolidated Statements of Operations for the year ended December 31, 2016 related to the 2016 acquisitions other than Carefree is set forth in the following table (in thousands):

Year Ended December 31, 2016
(unaudited)
Revenue	$8,540
Net income	$1,847

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2016 and 2015 as if the properties that we acquired during 2016 were acquired on January 1, 2015. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2015 (in thousands, except per-share data).

	Year Ended December 31,
	(unaudited)
	2016	2015
Total revenues	$910,559	$848,669
Net income attributable to Sun Communities, Inc. common stockholders	$38,556	$195,760
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.59	$3.65
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.58	$3.65

2015 Acquisitions

American Land Lease

First Phase

During 2014, we completed the first phase of the acquisition of the American Land Lease ("ALL") properties. We acquired 32 MH communities with over 9,000 developed sites in 11 states. Included in the total consideration paid for the first phase was the issuance of 361,797 shares of common stock, 501,130 common OP units, 483,317 shares of 6.50% Series A-4 Cumulative Convertible Preferred Stock ("Series A-4 Preferred Stock) and 669,449 Series A-4 preferred OP units.

Second Phase

In 2015, we completed the final phase of the acquisition of the ALL properties. We acquired the remaining 26 communities comprised of over 10,000 sites. Included in the total consideration paid for the second phase was the issuance of 4,377,073 shares of common stock and 5,847,234 shares of Series A-4 Preferred Stock. In addition, one of the seller's funds purchased 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units, for an aggregate purchase price of $12.5 million. In August 2015, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the fair value of the assets acquired and liabilities assumed at the acquisition dates and the consideration paid (in thousands):

At Acquisition Date	First Phase	Second Phase	Total
Investment in property	$656,543	$818,109	$1,474,652
Notes receivable	5,189	850	6,039
Other (liabilities) assets	(1,705)	7,405	5,700
In-place leases and other intangible assets	12,870	15,460	28,330
Below market leases	(10,820)	(54,580)	(65,400)
Assumed debt	(199,300)	(201,466)	(400,766)
Total identifiable assets and liabilities assumed	$462,777	$585,778	$1,048,555

Consideration
Common OP units (1)	$24,064	$—	$24,064
Series A-4 preferred OP units (2)	18,852	1,000	19,852
Common stock	20,427	259,133	279,560
Series A-4 preferred stock (2)	13,697	175,527	189,224
Consideration from new mortgages	100,700	90,794	191,494
Cash consideration transferred	285,037	59,324	344,361
Total consideration transferred	$462,777	$585,778	$1,048,555
(1) To estimate the fair value of the common OP units at the valuation date, we utilized the market approach, observing the public price of our common stock.
(2) To estimate the fair value of the Series A-4 preferred OP units and the Series A-4 preferred stock at the valuation date, we utilized the income approach. Under this approach, we used the Binomial Lattice Method.

The amount of revenue and net income included in the Consolidated Statements of Operations related to the ALL properties for the years ended December 31, 2015 and 2014 and is set forth in the following table (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(unaudited)	(unaudited)
Revenue	$137,035	$6,515
Net income	$14,374	$(6,744)

2015 Other Acquisitions

In August 2015, we acquired Rock Crusher Canyon RV Resort ("Rock Crusher"), a RV resort with 391 sites located in Crystal Lake, Florida.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2015, we acquired Meadowlands Gibraltar ("Meadowlands"), an MH community with 321 sites located in Gibraltar, Michigan.

The following tables summarize the fair value of the assets acquired and liabilities assumed (excluding ALL) at the acquisition dates and the consideration paid for other acquisitions completed in 2015 (in thousands):

At Acquisition Date	Meadowlands	Berger	Lakeside Crossing	La Hacienda	Frontier Town	Fort Whaley	Rock Crusher	Total
Investment in property	$8,313	$268,026	$35,438	$25,895	$62,126	$5,704	$5,962	$411,464
Inventory of manufactured homes	285	—	—	—	—	—	—	285
In-place leases and other intangible assets	270	5,040	520	1,380	70	—	110	7,390
Below market leases	—	(7,840)	(3,440)	—	—	—	—	(11,280)
Assumed debt	(6,318)	(169,882)	—	—	—	—	—	(176,200)
Total identifiable assets acquired and liabilities assumed	$2,550	$95,344	$32,518	$27,275	$62,196	$5,704	$6,072	$231,659

Consideration
Common OP units	$—	$19,650	$—	$—	$—	$—	$—	$19,650
Series C preferred OP units	—	33,154	—	—	—	—	—	33,154
Note payable	2,377	—	—	—	—	—	—	2,377
Cash consideration transferred	173	42,540	32,518	27,275	62,196	5,704	6,072	176,478
Total consideration transferred	$2,550	$95,344	$32,518	$27,275	$62,196	$5,704	$6,072	$231,659

The following unaudited pro forma financial information presents the results of our operations for the years ended December 31, 2015 and 2014 as if the properties that we acquired during 2015 were acquired on January 1, 2014. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on January 1, 2014 (in thousands, except per-share data).

	Year Ended December 31,
	(unaudited)
	2015	2014
Total revenues	$688,620	$623,754
Net income attributable to Sun Communities, Inc. common stockholders	$158,859	$57,779
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$2.96	$1.40
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$2.94	$1.38

Transaction Costs

Transaction costs of approximately $31.9 million, $17.8 million, and $18.3 million have been incurred for the years ended December 31, 2016, 2015, and 2014, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dispositions

There were no property dispositions during 2016, however, during the fourth quarter we terminated a ground lease arrangement in one of the communities acquired in the Carefree transaction. No gain or loss resulted from the ground lease termination.

During the year ended December 31, 2015, we disposed of 17 MH communities and 3 MH and RV combined communities. Pursuant to Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," the disposals of the communities do not qualify for presentation as a discontinued operation, as the sales do not have a major impact on our operations and financial results and do not represent a strategic shift. A gain of $125.4 million was recorded in Gain on disposition of properties, net in our Consolidated Statements of Operations. At December 31, 2015, we held $126.3 million related to certain of these dispositions in escrow as a result of an Internal Revenue Code Section 1031 transaction included in Other assets, net. During 2016, $37.6 million of the balance held in escrow was used to fund acquisitions. The remaining $88.7 million of the escrow balance reverted to us.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The transferred assets have been classified as Collateralized receivables, net and the cash proceeds received from these transactions have been classified as "Secured borrowings on collateralized receivables" within the Consolidated Balance Sheets. The balance of the collateralized receivables was $143.9 million (net of allowance of $0.6 million) and $139.8 million (net of allowance of $0.7 million) as of December 31, 2016, and December 31, 2015, respectively. The receivables have a weighted average interest rate and maturity of 10.0% and 15.7 years as of December 31, 2016, and 10.2% and 15.6 years as of December 31, 2015.

The outstanding balance on the secured borrowing was $144.5 million and $140.4 million as of December 31, 2016, and December 31, 2015, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $14.0 million, $13.2 million, and $11.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

	Year Ended
	December 31, 2016	December 31, 2015
Beginning balance	$140,440	$123,650
Financed sales of manufactured homes	23,771	43,083
Principal payments and payoffs from our customers	(11,937)	(10,271)
Notes sold with dispositions	—	(6,889)
Principal reduction from repurchased homes	(7,797)	(9,133)
Total activity	4,037	16,790
Ending balance	$144,477	$140,440

The following table sets forth the allowance for the collateralized receivables (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Beginning balance	$(672)	$(688)
Lower of cost or market write-downs	617	447
Increase to reserve balance	(552)	(431)
Total activity	65	16
Ending balance	$(607)	$(672)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Installment notes receivable on manufactured homes, net	$59,320	$20,418
Other receivables, net	21,859	27,554
Total notes and other receivables, net	$81,179	$47,972

Installment Notes Receivable on Manufactured Homes

The installment notes of $59.3 million (net of allowance of $0.2 million) and $20.4 million (net of allowance of $0.2 million) as of December 31, 2016 and December 31, 2015, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.3% and 16 years as of December 31, 2016, and 8.6% and 10.0 years as of December 31, 2015. The increase in weighted average maturity from 10.0 years to 16.0 years is the result of a shift to longer maturities in our financed sales of manufactured homes in 2016, as well as our acquired notes having longer maturities than our previous average.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Beginning balance	$20,610	$26,024
Financed sales of manufactured homes	41,322	838
Acquired notes	3,521	850
Principal payments and payoffs from our customers	(4,363)	(4,798)
Notes sold with dispositions	—	(383)
Principal reduction from repossessed homes	(1,566)	(1,921)
Total activity	38,914	(5,414)
Ending balance	$59,524	$20,610

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015
Beginning balance	$(192)	$(140)
Lower of cost or market write-downs	128	80
Increase to reserve balance	(141)	(132)
Total activity	(13)	(52)
Ending balance	$(205)	$(192)

Other Receivables

As of December 31, 2016, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $6.0 million (net of allowance of $1.5 million), home sale proceeds of $11.6 million, insurance receivables of $2.3 million, rebates and other receivables of $2.0 million. As of December 31, 2015, other receivables were comprised of amounts due from residents for rent, and water and sewer usage of $4.7 million (net of allowance of $0.9 million), home sale proceeds of $10.5 million, insurance receivables of $1.2 million, insurance settlement of $3.7 million, rebates and other receivables of $5.3 million and a note receivable of $2.2 million.

5. Intangible Assets

Our intangible assets include ground leases and in-place leases from acquisitions, franchise fees, and other intangible assets. These intangible assets are recorded in Other assets, net on the Consolidated Balance Sheets.

During 2016, as part of the Carefree acquisition purchase price allocation, we recorded $33.3 million of intangible assets associated with ground leases. These ground leases relate to five communities where contractual base rents are below market rents and therefore give rise to future economic benefits over the remaining lease terms.

The gross carrying amounts and accumulated amortization are as follows (in thousands):

		December 31, 2016		December 31, 2015
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$33,270	$(600)	$—	$—
In-place leases	7 years	98,235	(31,796)	62,981	(20,245)
Franchise fees and other intangible assets	15 years	1,880	(1,155)	1,864	(622)
Total		$133,385	$(33,551)	$64,845	$(20,867)

Total amortization expenses related to our intangible assets are as follows (in thousands):

	Year Ended December 31,
Intangible Asset	2016	2015	2014
Ground leases	$600	$—	$—
In-place leases	11,559	8,299	3,867
Franchise fees and other intangible assets	535	516	77
Total	$12,694	$8,815	$3,944

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	2017	2018	2019	2020	2021
Estimated expense	$15,203	$14,325	$13,409	$11,681	$11,289

6.      Investment in Affiliates

Origen Financial Services, LLC (“OFS LLC”)

At December 31, 2016 and 2015, we had a 22.9% ownership interest in OFS LLC, an entity formed to originate manufactured housing installment contracts. We have suspended equity accounting as the carrying value of our investment is zero.

Origen Financial, Inc. (“Origen”)

Through Sun OFI, LLC, a taxable REIT subsidiary, we previously owned 5,000,000 shares of common stock of Origen, which approximated an ownership interest of 19.3%. During the third quarter of 2016, we sold all 5,000,000 shares of common stock in Origen to an unrelated party for aggregate proceeds of $0.5 million. The carrying value of our investment prior to the sale was zero. During 2015, we received a distribution of $7.5 million from Origen.

7. Consolidated Variable Interest Entities

In 2016, we adopted Accounting Standards Update (“ASU”) 2015-02 "Consolidation (Topic 810): Amendments to the Consolidation Analysis." We evaluated the application of ASU 2015-02 and concluded that no change was required to our accounting for interests in less than wholly owned joint ventures. However, the Operating Partnership now meets the criteria as a variable interest entity ("VIE"). Our significant asset is our investment in the Operating Partnership, and consequently, substantially all of our assets and liabilities represent those assets and liabilities of the Operating Partnership.

Other VIEs that are consolidated include: Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; Rudgate Clinton Estates SPE, LLC (collectively “Rudgate”); and Wildwood Village Mobile Home Park ("Wildwood"). We evaluated our arrangements with these properties under the guidance set forth in FASB Accounting Standards Codification ("ASC") Topic 810 "Consolidation." We concluded that Rudgate and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in our accompanying Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

	December 31, 2016	December 31, 2015
ASSETS
Investment property, net	$88,987	$92,009
Other assets	3,054	3,823
Total Assets	$92,041	$95,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$62,111	$64,082
Other liabilities	1,998	4,091
Noncontrolling interests	(2,982)	(1,767)
Total Liabilities and Stockholders' Equity	$61,127	$66,406

Investment property, net and other assets related to the consolidated VIEs comprised approximately 1.6% and 2.3% of our consolidated total assets at December 31, 2016 and December 31, 2015, respectively. Debt and other liabilities comprised approximately 1.9% and 2.7% of our consolidated total liabilities at December 31, 2016 and December 31, 2015, respectively. Noncontrolling interests related to the consolidated VIEs comprised less than 1.0% of our consolidated total equity at December 31, 2016 and December 31, 2015.

8.      Debt and Lines of Credit

The following table sets forth certain information regarding debt including premiums, discounts and deferred financing costs (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Collateralized term loans - CMBS	$492,294	$639,321	5.6	5.3	5.2%	5.3%
Collateralized term loans - FNMA	1,046,803	789,612	6.6	5.8	4.3%	4.6%
Collateralized term loans - Life Companies	888,705	500,133	12.2	14.4	3.9%	4.1%
Collateralized term loans - FMCC	391,765	196,201	7.9	9.0	3.9%	4.0%
Secured borrowing	144,477	140,440	15.7	15.6	10.0%	10.2%
Preferred OP units - mandatorily redeemable	45,903	45,903	5.4	6.1	6.9%	6.9%
Lines of credit	100,095	24,687	3.6	4.6	2.1%	1.6%
Total debt	$3,110,042	$2,336,297	8.5	8.4	4.5%	5.0%

Collateralized Term Loans

During the fourth quarter of 2016, we repaid a total of $79.1 million aggregate principal amount of collateralized term loans that were due to mature during 2017, releasing 10 communities. As a result of certain of these transactions, we recognized a loss on extinguishment of debt of $1.1 million that is reflected in our Consolidated Statements of Operations.

In October 2016, one subsidiary entered into a new promissory note totaling $58.5 million with PNC Bank, as lender with Freddie Mac. It bears an interest rate of 3.33% and has a seven-year term. The repayment of the loan is interest only for the entire term.

In September 2016, 15 subsidiaries of the Operating Partnership entered into 15 different promissory notes totaling $139.0 million with PNC Bank, as lender (the "Freddie Mac Financing"). Five of the loans totaling $70.2 million bear interest at a rate of 3.93%

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and have ten-year terms. The remaining ten loans totaling $68.8 million bear interest at a rate of 3.75% and have seven-year terms. The Freddie Mac Financing provides for principal and interest payments to be amortized over 30 years.

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

Additionally, in June 2016, three subsidiaries of the Operating Partnership entered into mortgage loan documents (the "NML Loan Documents") with The Northwestern Mutual Life Insurance Company ("NML"). Pursuant to the NML Loan Documents, NML made three portfolio loans to the subsidiary borrowers in the aggregate amount of $405.0 million. NML loaned $162.0 million under a ten-year term loan to two of the subsidiary borrowers (the "Portfolio A Loan"). The Portfolio A Loan bears interest at 3.53% per year and is secured by deeds of trust encumbering seven MH communities and one RV community. NML also loaned $163.0 million under a 12-year term loan (the "Portfolio B Loan") to one subsidiary which is also a borrower under the Portfolio A Loan. The Portfolio B Loan bears interest at 3.71% per year and is secured by deeds of trust and a ground lease encumbering eight MH communities. NML also loaned $80.0 million under a 12-year term loan (the "Portfolio C Loan" and, collectively, with the Portfolio A Loan and the Portfolio B Loan, the "NML Financing") to one subsidiary borrower. The Portfolio C Loan bears interest at 3.71% per year and is secured by a mortgage encumbering one RV community. All of the MH and RV communities that secure the NML Financing were acquired as part of the Carefree Communities acquisition (See Note 2, "Real Estate Acquisitions and Dispositions").

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

In April 2015, in relation to the acquisition of the Berger properties (see Note 2, "Real Estate Acquisitions and Dispositions"), we assumed debt with a fair market value of $169.9 million on the communities with a weighted average interest rate of 5.17% and a weighted average remaining term of 6.3 years.

In March 2015, in relation to the acquisition of Meadowlands (see Note 2, "Real Estate Acquisitions and Dispositions"), we assumed a $6.3 million mortgage with an interest rate of 6.5% and a remaining term of 6.5 years. Also, in relation to this acquisition, we entered into a note payable with the seller for $2.4 million that bears no interest but is payable in three equal yearly installments beginning in March 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2015, in relation to the acquisition of the ALL properties (see Note 2, "Real Estate Acquisitions and Dispositions"), we refinanced approximately $90.8 million of mortgage debt on 10 of the communities (resulting in proceeds of $112.3 million) at a weighted average interest rate of 3.87% per annum and a weighted average term of 14.1. We also assumed approximately $201.4 million of mortgage debt at a weighted average interest rate of 5.74% and a weighted average remaining term of 6.3.

The collateralized term loans totaling $2.8 billion as of December 31, 2016, are secured by 189 properties comprised of 75,118 sites representing approximately $3.4 billion of net book value.

Secured Borrowing

See Note 3, "Collateralized Receivables and Transfers of Financial Assets," for additional information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which are convertible into shares of the Company's common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the average closing price of our common stock for the 10 preceding trading days is $68.00 per share of less, 0.397 common OP units, or (b) if the average closing price of our common stock for the 10 preceding trading days is greater than $68.00 per share, the number of common OP units determined by dividing (i) the sum of (A) $27.00 plus (B) 25% of the amount by which the average closing price of our common stock for the 10 preceding trading days exceeds $68.00 per share, by (ii) the average closing price of our common stock for the 10 preceding trading days. The current preferred rate is 6.5%. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Also included in preferred OP units is $11.2 million of Series B-3 preferred OP units, which are not convertible. Subject to certain limitations, (a) during the 90-day period beginning on each of the tenth through fifteenth anniversaries of the issue date of the applicable Series B-3 preferred OP units, (b) at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units, or (c) after our receipt of notice of the death of the electing holder of a Series B-3 preferred OP unit, each holder of Series B-3 preferred OP units may require us to redeem such holder's Series B-3 preferred OP units at the redemption price of $100.00 per unit. In addition, at any time after the fifteenth anniversary of the issue date of the applicable Series B-3 preferred OP units we may redeem, at our option, all of the Series B-3 preferred OP units of any holder thereof at the redemption price of $100.00 per unit.

Lines of Credit

In August, 2015, we amended and restated our senior revolving credit facility with Citibank, N.A. and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the "Facility"). The Facility has a four year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million. The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40% to 2.25% for the revolving loan and 1.35% to 2.20% for the term loan. As of December 31, 2016, the margin on our leverage ratio was 1.45% and 1.40% on the revolving and term loans, respectively. We had $42.3 million borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $100.3 million in borrowings as of December 31, 2016, with a weighted average interest rate of 2.14%. As of December 31, 2015, there was $25.0 million outstanding under our previous credit facility.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At December 31, 2016 and December 31, 2015, approximately $4.6 million and $3.4 million, respectively, of availability was used to back standby letters of credit.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of its intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in The Wall Street Journal on the first business day of each month or 6.0%. At December 31, 2016, the effective interest rate was 7.0%. The outstanding balance was $2.8 million and $0.0 million as of December 31, 2016 and December 31, 2015, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt Maturities

As of December 31, 2016, the total of maturities and amortization of our debt (excluding premiums and discounts) and lines of credit during the next five years are as follows (in thousands):

	Maturities and Amortization By Year
	Total Due	2017	2018	2019	2020	2021	Thereafter
Lines of credit	$100,344	$—	$2,889	$—	$97,455	$—	$—
Mortgage loans payable:
Maturities	2,246,200	32,688	26,186	64,314	58,078	270,680	1,794,254
Principal amortization	554,358	51,878	53,318	54,035	54,575	53,436	287,116
Preferred OP units	45,903	11,240	—	—	—	—	34,663
Secured borrowing	144,477	5,645	6,186	6,727	7,341	7,888	110,690
Total	$3,091,282	$101,451	$88,579	$125,076	$217,449	$332,004	$2,226,723

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At December 31, 2016, we were in compliance with all covenants.

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

In June 2016, at the closing of the Carefree acquisition, we issued the Seller 3,329,880 shares of our common stock at an issuance price of $67.57 per share or $225.0 million in common stock. Refer to Note 2, "Real Estate Acquisitions and Dispositions".

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

In July 2015, we entered into a repurchase agreement with certain holders of shares of Series A-4 Preferred Stock under which, at the holders’ election, we were obligated to repurchase up to 5,926,322 shares of the Series A-4 Preferred Stock from the holders of those shares. There were 6,364,770 shares of Series A-4 preferred shares issued and outstanding at the time of the repurchase agreement, and 438,448 shares of Series A-4 Preferred Stock were not subject to the repurchase agreement. Each holder of shares

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of Series A-4 Preferred Stock subject to the repurchase agreement could have elected to sell its shares of Series A-4 Preferred Stock to us. The purchase price was $31.08 per share, which consists of a price per share of $30.90 plus $0.18 for accrued and unpaid distributions from and including June 30, 2015 to, but not including, August 10, 2015. Each share of Series A-4 Preferred Stock had a liquidation preference of $25.00 per share, and was convertible into approximately 0.4444 shares of our common stock. Pursuant to the repurchase agreement, the Company repurchased 4,066,586 shares of the Series A-4 Preferred Stock. There were 1,681,849 shares of Series A-4 Preferred Stock issued and outstanding as of December 31, 2016.

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

Sales of common stock under our At the Market sales program activity during 2016 and 2015 are as follows:

Quarter Ended	Common Stock Issued	Weighted Average Sales Price	Net Proceeds (in Millions)
December 31, 2016	19,498	$75.90	$1.5
September 30, 2016	620,828	$76.81	$47.1
June 30, 2016	485,000	$71.86	$34.4

September 30, 2015	608,100	$68.00	$40.8
June 30, 2015	26,200	$65.15	$1.7
March 31, 2015	342,011	$63.94	$21.5

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased during 2016 or 2015. There is no expiration date specified for the repurchase program.

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during 2016 and 2015:

		Year Ended December 31, 2016		Year Ended December 31, 2015
Series	Conversion Rate	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	104,106	104,106	99,851	99,851
Series A-1 preferred OP unit	2.439	20,691	50,458	41,116	100,277
Series A-4 preferred OP unit	0.4444	120,906	53,733	114,414	50,848
Series A-4 preferred stock	0.4444	385,242	171,218	231,093	102,708
Series C preferred OP unit	1.11	7,043	7,815	—	—

Cash distributions of $0.65 per share were declared for the quarter ended December 31, 2016. On January 20, 2017, cash payments of approximately $49.4 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of December 31, 2016. Cash distributions of $0.45 per share were declared on the Company's Series A Preferred Stock for the quarter ended December 31, 2016. On January 17, 2017, cash payments of approximately $1.5 million for aggregate distributions were made to the holders of Series A Preferred Stock of record as of December 31, 2016. In addition, cash distributions of $0.41 per share were declared on the Company's Series A-4 Preferred Stock for the quarter ended December 31, 2016. On January 3, 2017, cash payments of approximately $0.7 million were made to Series A-4 Preferred stockholders of record as of December 16, 2016. During 2016, we made total cash payments of approximately $179.4 million to common stockholders, common OP unitholders and restricted stockholders, $6.0 million to Series A Preferred stock holders and $2.9 million to Series A-4 Preferred stockholders.

10.      Share-Based Compensation

As of December 31, 2016, we have two share-based compensation plans approved by stockholders: the Sun Communities, Inc. 2015 Equity Incentive Plan (the "2015 Equity Plan") and the First Amended and Restated 2004 Non-Employee Director Option Plan (“Director Plan”). In July 2015, the 2015 Equity Plan replaced the Sun Communities, Inc. 2009 Equity Incentive Plan (the "2009 Equity Plan"). We believe granting equity awards will provide certain executives, key employees and directors additional incentives to promote our financial success, and promote employee and director retention by providing an opportunity to acquire or increase the direct proprietary interest of those individuals in our operations and future.

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

Restricted Stock - 2015 Equity Plan

At the Annual Meeting of Stockholders held on July 20, 2015, the stockholders approved the 2015 Equity Plan. The 2015 Equity Plan had been adopted by the Board and was effective upon approval by our stockholders. The maximum number of shares of common stock that may be issued under the 2015 Equity Plan is 1,750,000 shares of our common stock, with 1,542,500 shares remaining for future issuance.

During 2016, we granted 81,000 shares of restricted stock to key employees under the Sun Communities, Inc. 2015 Equity Incentive Plan. The shares had a weighted average fair value of $69.70 per share and generally vest in the following manner: 35% on the third anniversary; 35% on the fourth anniversary; 20% on the fifth anniversary; 5% on the six anniversary; and 5% on the seventh anniversary. The fair values of the issued awards were determined by using the closing price of our common stock on the dates the shares were issued.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock - 2009 Equity Plan

During the year ended December 31, 2015, we granted 45,000 shares of restricted stock to executive officers under our 2009 Equity Plan. The shares had a weighted average fair value of $65.00 per share and will vest as follows: during 2018: 35%; during 2019: 35%; during 2020: 20%; during 2021: 5%; and during 2022: 5%. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

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

The following table summarizes our restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares at January 1, 2014	631,956	$41.14
Granted	117,250	$49.97
Vested	(55,488)	$25.57
Forfeited	(4,975)	$38.45
Unvested restricted shares at December 31, 2014	688,743	$43.87
Granted	216,800	$64.32
Vested	(85,021)	$31.89
Forfeited	(7,262)	$45.94
Unvested restricted shares at December 31, 2015	813,260	$50.59
Granted	227,800	$69.43
Vested	(165,631)	$45.90
Forfeited	(33,795)	$56.49
Unvested restricted shares at December 31, 2016	841,634	$56.38

Total compensation cost recognized for restricted stock was $9.6 million, $7.1 million, and $4.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total fair value of shares vested was $7.6 million, $2.7 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The remaining net compensation cost related to our unvested restricted shares outstanding as of December 31, 2016 is approximately $32.0 million. That expense is expected to be recognized $9.7 million in 2017, $8.2 million in 2018, $5.8 million in 2019 and $8.3 million thereafter.

Director Plan

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Director Plan was approved by our stockholders at the Annual Meeting of Stockholders held on July 19, 2012. The Director Plan amended and restated in its entirety our 2004 Non-Employee Director Stock Option Plan.

The types of awards that may be granted under the Director Plan are options, restricted stock and OP units. Only non-employee directors are eligible to participate in the Director Plan. The maximum number of options, restricted stock and OP units that may be issued under the Director Plan is 175,000 shares, with 43,474 shares remaining for future issuance.

In March 2016, we granted 16,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on March 11, 2018, and had a fair value of $69.45 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

In February 2015, we granted 19,800 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 11, 2018, and had a fair value of $65.87 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the year ended December 31, 2016, 14,199 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0.1 million.

Options

We have granted stock options to certain employees and non-employee directors. Option awards are generally granted with an exercise price equal to the market price of our common stock as of the grant date. Stock options generally vest over a three year period from the date of grant and have a maximum term of 10 years. No grants of options were made in 2016, 2015 or 2014. We issue new shares of common stock at the time of share option exercise (or share unit conversion).

The weighted average fair value of the options issued is estimated on the date of the grant using the Binomial (lattice) option pricing model. The options outstanding as of December 31, 2016, consist of 4,500 non-employee director options. There are no employee options outstanding. There was no compensation expense associated with non-vested stock option awards for the years ended December 31, 2016, and 2015. The compensation expense associated with non-vested stock option awards was not significant for the year ended December 31, 2014.

The following table summarizes our option activity during the years ended December 31, 2016, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price (per common share)
Options outstanding at January 1, 2014	46,250	$30.77
Granted	—	—
Exercised	(12,250)	33.4
Forfeited or expired	(1,500)	35.44
Options outstanding at December 31, 2014	32,500	29.56
Granted	—	—
Exercised	(8,000)	30.96
Forfeited or expired	—	—
Options outstanding at December 31, 2015	24,500	29.11
Granted	—	—
Exercised	(20,000)	28.39
Forfeited or expired	—	—
Options outstanding at December 31, 2016	4,500	$32.27

The following table summarizes our options outstanding and options currently exercisable at December 31, 2016:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Number of Options	Weighted Average Exercise Price (per common share)	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options vested and exercisable	4,500	$32.27	2.9	$200

Aggregate intrinsic value represents the value of our closing share price as of the end of the year in excess of the exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. For the years ended December 31, 2016, 2015 and 2014, the intrinsic value of exercised options was $1.0 million, $0.3 million and $0.3 million, respectively. For the years ended December 31, 2016, 2015 and 2014, the intrinsic value of vested and exercisable options was $0.2 million, $1.0 million and $1.0 million, respectively.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    Segment Reporting

We group our operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in evaluating and assessing performance. We have two reportable segments: (i) Real Property Operations and (ii) Home Sales and Rentals. The Real Property Operations segment owns, operates, has an interest in a portfolio, and develops MH communities and RV communities and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers manufactured home sales and leasing services to tenants and prospective tenants of our communities.

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is approximately $58.2 million for the year ended December 31, 2016. In 2016, transient RV revenue we recognized 17.5% in the first quarter, 18.7% in the second quarter, 45.2% in the third quarter, and 18.6% in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Year Ended December 31, 2016
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$654,341	$158,287	$812,628
Operating expenses/Cost of sales	241,005	104,714	345,719
Net operating income/Gross profit	413,336	53,573	466,909
Adjustments to arrive at net income (loss):
Interest and other income, net	21,150	—	21,150
Home selling expense	—	(9,744)	(9,744)
General and administrative	(55,481)	(8,606)	(64,087)
Transaction costs	(31,863)	(51)	(31,914)
Depreciation and amortization	(166,296)	(55,474)	(221,770)
Extinguishment of debt	(1,127)	—	(1,127)
Interest	(119,150)	(13)	(119,163)
Interest on mandatorily redeemable preferred OP units	(3,152)	—	(3,152)
Other expenses, net	(5,822)	(26)	(5,848)
Current tax expense	(471)	(212)	(683)
Deferred tax benefit	400	—	400
Income from affiliate transactions	500	—	500
Net income (loss)	52,024	(20,553)	31,471
Less: Preferred return to preferred OP units	5,006	—	5,006
Less: Amounts attributable to noncontrolling interests	1,478	(1,328)	150
Net income (loss) attributable to Sun Communities, Inc.	45,540	(19,225)	26,315
Less: Preferred stock distributions	8,946	—	8,946
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$36,594	$(19,225)	$17,369

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$530,610	$125,964	$656,574
Operating expenses/Cost of sales	188,030	83,897	271,927
Net operating income/Gross profit	342,580	42,067	384,647
Adjustments to arrive at net income (loss):
Interest and other income, net	18,119	38	18,157
Home selling expenses	—	(7,476)	(7,476)
General and administrative	(40,235)	(7,220)	(47,455)
Transaction costs	(17,802)	(1)	(17,803)
Depreciation and amortization	(125,297)	(52,340)	(177,637)
Extinguishment of debt	(2,800)	—	(2,800)
Interest	(107,647)	(12)	(107,659)
Interest on mandatorily redeemable preferred OP units	(3,219)	—	(3,219)
Gain on disposition of properties, net	106,613	18,763	125,376
Current tax expense	(56)	(102)	(158)
Deferred tax expense	—	(1,000)	(1,000)
Income from affiliate transactions	7,500	—	7,500
Net income (loss)	177,756	(7,283)	170,473
Less: Preferred return to preferred OP units	4,973	—	4,973
Less: Amounts attributable to noncontrolling interests	10,622	(568)	10,054
Net income (loss) attributable to Sun Communities, Inc.	162,161	(6,715)	155,446
Less: Preferred stock distributions	13,793	—	13,793
Less: Preferred stock redemption costs	4,328	—	4,328
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$144,040	$(6,715)	$137,325

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2014
	Real Property Operations	Home Sales and Home Rentals	Consolidated
Revenues	$375,594	$93,167	$468,761
Operating expenses/Cost of sales	137,899	63,826	201,725
Net operating income/Gross profit	237,695	29,341	267,036
Adjustments to arrive at net income (loss):
Interest and other income, net	15,498	—	15,498
Home selling expenses	—	(5,235)	(5,235)
General and administrative	(31,769)	(5,618)	(37,387)
Transaction costs	(18,251)	(8)	(18,259)
Depreciation and amortization	(88,695)	(45,031)	(133,726)
Asset impairment charge	(837)	—	(837)
Interest	(73,752)	(19)	(73,771)
Interest on mandatorily redeemable preferred OP units	(3,210)	—	(3,210)
Gain on disposition of properties	17,447	207	17,654
Gain on settlement	4,452	—	4,452
Current tax expense	(219)	—	(219)
Income from affiliate transactions	1,200	—	1,200
Net income (loss)	59,559	(26,363)	33,196
Less: Preferred return to preferred OP units	2,935	—	2,935
Less: Amounts attributable to noncontrolling interests	3,698	(1,946)	1,752
Net income (loss) attributable to Sun Communities, Inc.	52,926	(24,417)	28,509
Less: Preferred stock distributions	6,133	—	6,133
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$46,793	$(24,417)	$22,376

	December 31, 2016			December 31, 2015
	Real Property Operations	Home Sales and Home Rentals	Consolidated	Real Property Operations	Home Sales and Home Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,019,165	$450,316	$5,469,481	$3,303,287	$417,828	$3,721,115
Cash and cash equivalents	3,705	4,459	8,164	44,150	936	45,086
Inventory of manufactured homes	—	21,632	21,632	—	14,828	14,828
Notes and other receivables, net	68,901	12,278	81,179	34,258	13,714	47,972
Collateralized receivables, net	143,870	—	143,870	139,768	—	139,768
Other assets, net	143,650	2,800	146,450	209,957	3,073	213,030
Total assets	$5,379,291	$491,485	$5,870,776	$3,731,420	$450,379	$4,181,799

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Income Taxes

We have elected to be taxed as a "REIT" pursuant to Section 856(c) of the Internal Revenue Code of 1986 (“Code”), as amended. In order for us to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90% of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gain) to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation, which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the year ended December 31, 2016.

As a REIT, we generally will not be subject to U.S. federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The Company is also subject to local income taxes in Canada as a result of the acquisition of Carefree in 2016. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside the United States.

For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, and return of capital. For the years ended December 31, 2016, 2015, and 2014, distributions paid per share were taxable as follows (unaudited/rounded):

	Years Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.81	31.2%	$1.08	41.7%	$0.82	31.7%
Capital gain	0.51	19.6%	0.78	30.1%	0.64	24.6%
Return of capital	1.28	49.2%	0.74	28.2%	1.14	43.7%
Total distributions declared	$2.60	100.0%	$2.60	100.0%	$2.60	100.0%

Our taxable REIT subsidiaries are subject to U.S. federal income taxes as well as state and local income and franchise taxes. In addition, our Canadian subsidiaries are subject to income tax in Canada.

The components of our provision for income taxes attributable to continuing operations for the year ended December 31, 2016 are as follows (amounts in thousands):

Year Ended December 31, 2016
Federal
Current	$187
State and Local
Current	438
Foreign
Current	58
Deferred	(400)
(342)

Total Provision	$283

The above provision summary is presented only for the year 2016 due to the acquisition of Carefree which is taxable in Canada.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2016 is as follows (amounts in thousands):

	Year Ended December 31, 2016
Pre-tax income (loss) attributable to taxable subsidiaries	$(11,157)

Federal provision (benefit) at statutory tax rate (34%)	(3,794)	34.0%
State and local taxes, net of federal benefit	(183)	1.6%
Alternative minimum tax	93	(0.8)%
Rate differential	104	(0.9)%
Change in valuation allowance	4,021	(36.0)%
Others	(225)	2.0%
Tax provision - taxable subsidiaries	16	(0.1)%
Other state taxes - flow through subsidiaries	267
Total provision	$283

The above reconciliation summary is presented only for the year 2016 due to the acquisition of Carefree which is taxable in Canada.

Our deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments.

The deferred tax assets and liabilities included in the consolidated balance sheets are comprised of the following tax effects of temporary differences (amounts in thousands):

	As of December 31,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$30,821	$31,096
Real estate assets	33,167	27,315
Other	1,746	1,430
Gross deferred tax assets	65,734	59,841
Valuation allowance	(63,862)	(59,841)
Net deferred tax assets	1,872	—

Deferred Tax Liabilities
Basis differences - foreign investment	(23,816)	—
Gross deferred tax liabilities	(23,816)	—

Net Deferred Tax Liability (1)	$(21,944)	$—

(1) Net deferred tax liability is included within Other liabilities in our Consolidated Balance Sheets.

SHS has U.S. operating loss carryforwards of approximately $85.1 million , or $28.9 million after tax, as of December 31, 2016. The loss carryforwards will begin to expire in 2021 through 2035 if not offset by future taxable income. In addition, our Canadian subsidiaries have operating loss carryforwards of approximately $8.7 million, or $2.3 million after tax, as of December 31, 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss carryforwards will begin to expire in 2031 through 2036 if not offset by future taxable income.

We had no unrecognized tax benefits as of December 31, 2016 and 2015. We expect no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016.

We classify certain state taxes as income taxes for financial reporting purposes. We recorded a provision for state income taxes of approximately $0.4 million for the year ended December 31, 2016 and $0.2 million for each of the years ended December 31, 2015 and 2014.

As previously noted, we and our subsidiaries are subject to income taxes in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state and local, examinations by tax authorities for the tax years ended December 31, 2010 and prior. In addition, our Canadian subsidiaries are subject to taxes in Canada and in the province of Ontario. We are no longer subject to examination by the Canadian tax authorities for the tax years ended December 31, 2011 and prior.

Our policy is to report income tax penalties and income tax related interest expense as a component of income tax expense. No interest or penalty associated with any unrecognized income tax benefit or provision was accrued, nor was any income tax related interest or penalty recognized during the years ended December 31, 2016, 2015 and 2014.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Year Ended December 31,
Numerator	2016	2015	2014
Net income attributable to common stockholders	$17,369	$137,325	$22,376
Allocation of income to restricted stock awards	115	(1,757)	(127)
Net income attributable to common stockholders after allocation	$17,484	$135,568	$22,249
Allocation of income to restricted stock awards	(115)	—	127
Amounts attributable to Series A-4 Preferred Stock	—	—	76
Diluted earnings: net income attributable to common stockholders after allocation	$17,369	$135,568	$22,452
Denominator
Weighted average common shares outstanding	65,856	53,686	41,337
Add: dilutive stock options	8	16	16
Add: dilutive restricted stock	457	—	237
Add: dilutive Series A-4 Preferred Stock	—	—	215
Diluted weighted average common shares and securities	66,321	53,702	41,805
Earnings per share available to common stockholders after allocation:
Basic	$0.27	$2.53	$0.54
Diluted	$0.26	$2.52	$0.54

We exclude certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Restricted Stock	—	813	—
Common OP units	2,759	2,863	2,561
Series A-1 preferred OP units	367	388	429
Series A-3 preferred OP units	40	40	40
Series A-4 preferred OP units	634	755	669
Series A-4 Preferred Stock	1,682	2,067	—
Series C preferred OP units	333	340	—
Aspen preferred OP units	1,284	1,284	1,284
Total securities	7,099	8,550	4,983

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Selected Quarterly Financial Information (Unaudited)

The following is a condensed summary of our unaudited quarterly results for years ended December 31, 2016 and 2015. Income (loss) per share for the year may not equal the sum of the fiscal quarters' income (loss) per share due to changes in basic and diluted shares outstanding.

	Quarters
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
2016
Total revenues	$174,644	$190,799	$249,701	$218,634
Total expenses	162,638	195,781	226,688	211,569
Income (loss) before other items	$12,006	$(4,982)	$23,013	$7,065

Net income (loss) attributable to Sun Communities, Inc. common stockholders	$7,875	$(7,803)	$18,897	$(1,600)

Earnings (loss) per share:
Basic	$0.14	$(0.12)	$0.27	$(0.02)
Diluted	$0.14	$(0.12)	$0.27	$(0.02)

2015
Total revenues	$155,200	$165,938	$185,355	$168,238
Total expenses	151,646	154,862	163,771	165,697
Income before other items	$3,554	$11,076	$21,584	$2,541

Income from affiliate transactions (1)	$—	$7,500	$—	$—
Gain (loss) on disposition of properties, net (2)	$8,769	$(13)	$18,190	$98,430
Net income attributable to Sun Communities, Inc. common stockholders	$6,869	$12,294	$28,763	$89,399

Earnings per share:
Basic	$0.13	$0.23	$0.53	$1.57
Diluted	$0.13	$0.23	$0.53	$1.56

(1) Refer to Note 6, "Investment in Affiliates," for additional information.
(2) Refer to Note 2, "Real Estate Acquisitions and Dispositions," for additional information.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of December 31, 2016:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	2.7240%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2016	5/1/2023	$9.6	3 Month LIBOR	3.5240%	11.0200%	—%	N/A

In accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"), derivative instruments are recorded at fair value in "Other assets, net" or "Other liabilities" on the Consolidated Balance Sheets. As of December 31, 2016 and 2015, the fair value of the derivatives was zero.

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

Derivative Instruments

The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all significant inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair values of derivative instruments on a recurring basis (Level 2). See Note 15, "Derivative Instruments and Hedging Activities."

Installment Notes Receivable on Manufactured Homes

The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer Note 4, "Notes and Other Receivables."

Long Term Debt and Lines of Credit

The fair value of long-term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 8, "Debt and Lines of Credit."

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateralized Receivables and Secured Borrowing

The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing on the Consolidated Balance Sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer to Note 3, "Collateralized Receivables and Transfers of Financial Assets."

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

The table below sets forth our financial assets and liabilities that required disclosure of their fair values on a recurring basis as of December 31, 2016. The table presents the carrying values and fair values of our financial instruments as of December 31, 2016 and December 31, 2015 that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable because the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	December 31, 2016		December 31, 2015
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$59,320	$59,320	$20,418	$20,418
Collateralized receivables, net	$143,870	$143,870	$139,768	$139,768
Financial liabilities
Debt (excluding secured borrowing)	$2,865,470	$2,820,680	$2,171,170	$2,070,100
Secured borrowing	$144,477	$144,477	$140,440	$140,440
Lines of credit	$100,095	$98,640	$24,687	$23,520
Other liabilities (contingent consideration)	$10,011	$10,011	$—	$—

17.     Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-1 "Business Combinations (Topic 805): Clarifying the Definition of a Business." This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year, with early application allowed for certain transactions. We are currently evaluating the impact of the adoption of this ASU.

In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows (Topic 230): Restricted Cash." This update requires inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. We are currently evaluating the impact of the adoption of this ASU.

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. We are currently evaluating the impact of the adoption of this ASU.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". This update addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. We are currently evaluating the impact of the adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the initial phases of evaluating how this guidance will impact our accounting policies regarding assessment of, and allowance for, loan losses. Refer to "Notes and other receivables" in Note 1, "Significant Accounting Policies" for additional information.

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments in this update are intended to simplify several aspects of the accounting for share-based payments. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within that year. We are currently evaluating the impact of the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)." The core principle of this update is that a lessee should recognize the assets and liabilities that arise from leases while the accounting by a lessor is largely unchanged from that applied under previous GAAP. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Our income from real property and rental home revenue streams is derived from rental agreements where we are the lessor. As noted above, the lessor accounting model is largely unchanged by this update. We are the lessee in other arrangements, primarily for our executive offices, ground leases at five communities, and certain equipment. We are currently evaluating our inventory of such leases to determine which will require recognition of right of use assets and corresponding lease liabilities, and the related disclosure requirements thereto.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs". This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" ("ASU 2015-15"). ASU 2015-15 provides commentary that the SEC staff would not object to an entity deferring and presenting costs associated with line of credit arrangements as an asset and subsequently amortizing them ratably over the term of the revolving debt arrangement. We adopted these amendments retrospectively for all periods presented as of January 1, 2016. The adoption resulted in reclassifications of deferred financing costs of $8.4 million and $0.3 million from Other assets, net to Mortgage loans payable and Lines of credit, respectively, on the Consolidated Balance Sheets as of December 31, 2015. The debt issuance costs of $0.3 million netted against Lines of credit related to our $58.0 million term loan, whereas $3.3 million of debt issuance costs related to our revolving loan remained classified within Other assets, net on the Consolidated Balance Sheets.

In February 2015, the FASB issued ASU No. 2015-02 "Consolidation (Topic 810) Amendments to the Consolidation Analysis" ("ASU 2015-02") which modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities. All entities are subject to reevaluation under the revised consolidation model. The Company is the sole general partner in a limited partnership, and as such, the Company has complete control in conducting all business activities associated with the Partnership. Limited partners do not have kick-out rights or participating rights. The Company adopted ASU 2015-02 as of January 1, 2016 and fully consolidates the activities of the Operating Partnership within its Consolidated Financial Statements under the variable interest entity model as it is the primary beneficiary. There was no impact to our Consolidated Financial Statements as we previously consolidated under the voting interest entity model.

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

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with a cumulative effect of initially applying the amendments recognized at the date of initial application. In July 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We anticipate adopting ASU 2014-09 and the related updates subsequently issued by the FASB in January 2018, via the modified retrospective approach. Applicability of the standard updates to our revenue streams and other considerations are summarized below.

Income from real property - is derived from rental agreements whereby we lease land to residents in our communities. We account for these revenues pursuant to ASC 840 "Leases."

Revenue from home sales - is recognized pursuant to ASC 605 "Revenue Recognition," as the manufactured homes are tangible personal property that can be located on any parcel of land. The manufactured homes are not permanent fixtures or improvements to the underlying real estate, and are therefore not considered by us to be subject to the guidance in ASC 360-20 "Real Estate Sales."

Rental home revenue - is comprised of rental agreements whereby we lease homes to residents in our communities. We account for these revenues pursuant to ASC 840 "Leases."

Ancillary revenues - are primarily comprised of restaurant, golf, merchandise and other activities at our RV communities. These revenues are recognized pursuant to ASC 605 "Revenue Recognition," at point of sale to customers as our performance obligations are then satisfied.

Interest income - on our notes receivable will continue to be recognized as revenue, but presented separately from revenue from contracts with customers, as interest income is not in the scope of ASU 2014-09 and the related updates subsequently issued by the FASB.

Broker commissions and other revenues, net - is primarily comprised of (i) brokerage commissions that we account for on a net basis pursuant to ASC 605 "Revenue Recognition," as our performance obligation is to arrange for a third party to transfer a home to a customer; and (ii) notes receivable loss reserves.

As detailed above, our revenues from home sales, ancillary revenues, and broker commissions will be in the scope of the new guidance. While our evaluations are ongoing, we do not expect material changes to our accounting policies for these revenue streams. Upon adoption, we will present contract assets and liabilities, as applicable, when one party to a transaction has performed and the other has not. Further, we will expand our disclosures regarding these revenue streams, as applicable, to discuss our contract balances, performance obligations, significant judgments made, and contract costs.

18.     Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

19. Related Party Transactions

Lease of Executive Offices. Gary A. Shiffman, together with certain of his family members, indirectly owns a 16.75% equity interest in American Center LLC, the entity from which we lease office space for our principal executive offices. Each of Brian M. Hermelin, Ronald A. Klein and Arthur A. Weiss indirectly owns a less than one percent interest in American Center LLC. Mr. Shiffman is our Chief Executive Officer and Chairman of the Board. Each of Mr. Hermelin, Mr. Klein and Mr. Weiss is a director of the Company. Under this agreement, we lease approximately 71,513 rentable square feet of permanent space, and 9,140 rentable square feet of temporary space. The initial term of the lease is until October 31, 2026, and the base rent is $17.45 per square foot (gross) until October 31, 2017, for both permanent and temporary space, with graduated rental increases thereafter. Each of Mr. Shiffman, Mr. Hermelin, Mr. Klein and Mr. Weiss may have a conflict of interest with respect to his obligations as our officer and/or director and his ownership interest in American Center LLC.

Legal Counsel. During 2014-2016, Jaffe, Raitt, Heuer, & Weiss, Professional Corporation acted as our general counsel and represented us in various matters. Arthur A. Weiss is the Chairman of the Board of Directors and a shareholder of such firm. We incurred legal fees and expenses owed to Jaffe, Raitt, Heuer, & Weiss of approximately $8.0 million, $4.6 million and $7.5 million

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the years ended December 31, 2016, 2015 and 2013, respectively.

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

ALL Acquisition

During the fourth quarter of 2014 and the first quarter of 2015, we purchased a portfolio of 59 MH communities from the Green Courte parties for aggregate consideration of $1.3 billion. In January 2015, we sold 150,000 shares of our common stock and 200,000 Series A-4 preferred OP units for an aggregate purchase price of $12.5 million to one of the Green Courte parties. Randall K. Rowe and James R. Goldman are beneficial owners and directors and officers of certain of the Green Courte parties. Messrs. Rowe and Goldman served on our board of directors from January 2015 through March 2016.

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

20. Subsequent Events

In January 2017, we issued 280,502 shares of common stock under our Sales Agreement at the prevailing market price of our common stock at the time of each sale with a weighted average sales price of $76.47 per share. We received net proceeds totaling $21.2 million. Refer to Note 9, "Equity and Mezzanine Securities," for additional information regarding our Sales Agreement.

In January 2017, we defeased a $18.9 million collateralized term loan with an interest rate of 6.49% that was due to mature on August 1, 2017, releasing one community. As a result of the transaction, we recognized a loss on debt extinguishment of $0.5 million.

Additionally, in February 2017, we repaid a $10.0 million collateralized term loan with an interest rate of 5.57% that was due to mature on May 1, 2017, releasing an additional community. There were no debt extinguishment costs recognized for this transaction.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Academy/West Pointe	Canton, MI	B	$1,485	$14,278	$—	$9,169	$1,485	$23,447	$24,932	$11,005	2000	(A)
Adirondack Gateway RV Resort & Campground	Gansevoort, NY	—	620	1,970	—	59	620	2,029	2,649	38	2016	(A)
Allendale Meadows Mobile Village	Allendale, MI	B	366	3,684	—	11,351	366	15,035	15,401	7,990	1996	(A)
Alpine Meadows Mobile Village	Grand Rapids, MI	A	729	6,692	—	9,744	729	16,436	17,165	8,434	1996	(A&C)
Alta Laguna	Rancho Cucamonga, CA	D	23,310	20,547	—	554	23,310	21,101	44,411	375	2016	(A)
Apple Carr Village	Muskegon, MI	—	800	6,172	—	6,587	800	12,759	13,559	2,697	2011	(A)
Apple Creek Manufactured Home Community and Self Storage	Amelia, OH	B	543	5,480	—	2,276	543	7,756	8,299	3,714	1999	(A)
Arbor Terrace RV Park	Bradenton, FL	—	456	4,410	—	3,882	456	8,292	8,748	3,718	1996	(A)
Ariana Village Mobile Home Park	Lakeland, FL	D	240	2,195	—	1,389	240	3,584	3,824	2,009	1994	(A)
Arran Lake RV Resort & Campground	Allenford, ON (1)	—	1,190	1,175	(65)	32	1,125	1,207	2,332	20	2016	(A)
Austin Lone Star RV Resort	Austin, TX	—	630	7,913	—	854	630	8,767	9,397	156	2016	(A)
Autumn Ridge	Ankeny, IA (3)	B	890	8,054	(33)	4,573	857	12,627	13,484	6,461	1996	(A)
Bahia Vista Estates	Sarasota, FL	—	6,810	17,650	—	540	6,810	18,190	25,000	322	2016	(A)
Baker Acres RV Resort	Zephyrhills, FL	E	2,140	11,880	—	792	2,140	12,672	14,812	221	2016	(A)
Bell Crossing	Clarksville, TN (3)	B	717	1,916	(13)	8,233	704	10,149	10,853	4,802	1999	(A&C)
Big Timber Lake RV Resort	Cape May, NJ	A	590	21,308	—	1,836	590	23,144	23,734	3,129	2013	(A)
Big Tree RV Resort	Arcadia, FL	—	1,250	13,534	—	890	1,250	14,424	15,674	256	2016	(A)
Blazing Star	San Antonio, TX	—	750	6,163	—	1,440	750	7,603	8,353	1,369	2012	(A)
Blue Heron Pines	Punta Gorda, FL	E	410	35,294	—	1,531	410	36,825	37,235	1,853	2015	(A)
Blue Jay MH & RV Resort	Dade City, FL	—	2,040	9,679	—	512	2,040	10,191	12,231	177	2016	(A)
Blue Star/Lost Dutchman	Apache Junction, AZ	E	5,120	12,720	—	5,328	5,120	18,048	23,168	1,401	2014	(A)
Blueberry Hill	Bushnell, FL	C	3,830	3,240	—	2,903	3,830	6,143	9,973	1,148	2012	(A)
Boulder Ridge	Pflugerville, TX	B	1,000	500	3,324	26,068	4,324	26,568	30,892	12,020	1998	(C)
Branch Creek Estates	Austin, TX	B	796	3,716	—	5,502	796	9,218	10,014	5,467	1995	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Brentwood Estates	Hudson, FL	E	1,150	9,359	—	1,489	1,150	10,848	11,998	551	2015	(A)
Brentwood Mobile Village	Kentwood, MI	B	385	3,592	—	2,261	385	5,853	6,238	3,493	1996	(A)
Brentwood West	Mesa, AZ	B	13,620	24,202	—	697	13,620	24,899	38,519	2,173	2014	(A)
Brookside Mobile Home Village	Goshen, IN	B	260	1,080	386	15,048	646	16,128	16,774	7,566	1985	(A&C)
Brookside Village	Kentwood, MI	D	170	5,564	—	526	170	6,090	6,260	1,203	2011	(A)
Buttonwood Bay	Sebring, FL	D	1,952	18,294	—	6,134	1,952	24,428	26,380	11,712	2001	(A)
Byron Center Mobile Village	Byron Center, MI	A	253	2,402	—	2,409	253	4,811	5,064	2,782	1996	(A)
Camelot Villa	Macomb, MI	A	910	21,211	—	11,653	910	32,864	33,774	4,275	2013	(A)
Campers Haven RV Resort	Dennisport, MA	—	14,260	11,915	—	544	14,260	12,459	26,719	225	2016	(A)
Candlelight Manor	South Dakota, FL	—	3,140	3,867	—	402	3,140	4,269	7,409	73	2016	(A)
Candlelight Village	Sauk Village, IL	A	600	5,623	—	9,154	600	14,777	15,377	7,502	1996	(A)
Cape May Crossing	Cape May, NJ	—	270	1,693	—	459	270	2,152	2,422	37	2016	(A)
Cape May KOA	Cape May, NJ	C	650	7,736	—	5,132	650	12,868	13,518	2,047	2013	(A)
Carriage Cove	Sanford, FL	E	6,050	21,235	—	1,968	6,050	23,203	29,253	2,059	2014	(A)
Carrington Pointe	Ft. Wayne, IN	—	1,076	3,632	—	9,210	1,076	12,842	13,918	5,710	1997	(A&C)
Castaways RV Resort & Campground	Berlin, MD	A	14,320	22,277	—	5,096	14,320	27,373	41,693	2,700	2014	(A&C)
Cava Robles RV Resort	Paso Robles, CA	—	1,396	—	—	4,069	1,396	4,069	5,465	—	2014	(C)
Cave Creek	Evans, CO	B	2,241	15,343	—	14,007	2,241	29,350	31,591	8,503	2004	(C)
Central Park MH & RV Resort	Haines City, FL	—	2,600	10,405	—	672	2,600	11,077	13,677	198	2016	(A)
Chisholm Point Estates	Pflugerville, TX	B	609	5,286	—	4,733	609	10,019	10,628	6,120	1995	(A&C)
Cider Mill Crossings	Fenton, MI	C	520	1,568	—	16,264	520	17,832	18,352	4,175	2011	(A&C)
Cider Mill Village	Middleville, MI	A	250	3,590	—	3,434	250	7,024	7,274	1,580	2011	(A)
Citrus Hill RV Resort	Dade City, FL	—	1,170	2,422	—	544	1,170	2,966	4,136	52	2016	(A)
Clear Water Mobile Village	South Bend, IN	B	80	1,270	61	6,289	141	7,559	7,700	3,524	1986	(A)
Club Naples	Naples, FL	C	5,780	4,952	—	2,464	5,780	7,416	13,196	1,554	2011	(A)
Club Wildwood	Hudson, FL	E	13,780	21,770	—	(705)	13,780	21,065	34,845	376	2016	(A)
Cobus Green Mobile Home Park	Osceola, IN	A	762	7,037	—	8,849	762	15,886	16,648	7,811	1993	(A)
The Colony (2)	Oxnard, CA	—	—	6,437	—	585	—	7,022	7,022	118	2016	(A)
Comal Farms	New Braunfels, TX	C	1,455	1,732	—	8,447	1,455	10,179	11,634	4,658	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation		Date	Acquired (A) or Constructed (C)
Continental North	Davison, MI	A	749	6,089	—	13,112	749	19,201	19,950	9,975		1996	(A&C)
Corporate Headquarters	Southfield, MI	—	—	—	—	48,357	—	48,357	48,357	13,233		Various
Country Acres Mobile Village	Cadillac, MI	A	380	3,495	—	3,709	380	7,204	7,584	3,752		1996	(A)
Country Hills Village	Hudsonville, MI	A	340	3,861	—	2,723	340	6,584	6,924	1,810		2011	(A)
Country Meadows Mobile Village	Flat Rock, MI	B	924	7,583	296	19,418	1,220	27,001	28,221	15,067		1994	(A&C)
Country Meadows Village	Caledonia, MI	C	550	5,555	—	4,873	550	10,428	10,978	2,020		2011	(A&C)
Country Squire MH & RV Resort	Paisley, FL	—	520	1,719	—	567	520	2,286	2,806	39		2016	(A)
Countryside Atlanta	Lawrenceville, GA	—	1,274	10,957	—	4,130	1,274	15,087	16,361	5,242		2004	(A)
Countryside Estates	Mckean, PA	E	320	11,610	—	1,348	320	12,958	13,278	1,145		2014	(A)
Countryside Gwinnett	Buford, GA	A	1,124	9,539	—	4,100	1,124	13,639	14,763	6,135		2004	(A)
Countryside Lake Lanier	Buford, GA	B	1,916	16,357	—	9,562	1,916	25,919	27,835	10,230		2004	(A)
Countryside Village	Great Falls, MT	—	430	7,157	—	910	430	8,067	8,497	668		2014	(A)
Craigleith RV Resort & Campground	Clarksburg, ON (1)	—	420	705	(23)	50	397	755	1,152	13		2016	(A)
Creekwood Meadows	Burton, MI	A	808	2,043	404	15,269	1,212	17,312	18,524	8,903		1997	(C)
Cutler Estates Mobile Village	Grand Rapids, MI	B	749	6,941	—	3,975	749	10,916	11,665	6,167		1996	(A)
Cypress Greens	Lake Alfred, FL	E	960	17,518	—	755	960	18,273	19,233	958	0.173	2015	(A)
Daytona Beach RV Resort	Port Orange, FL	—	2,300	7,158	—	1,014	2,300	8,172	10,472	145		2016	(A)
Deer Lake RV Resort & Campground	Huntsville, ON (1)	—	2,830	4,260	(155)	(191)	2,675	4,069	6,744	69		2016	(A)
Deerfield Run	Anderson, IN	C	990	1,607	—	6,862	990	8,469	9,459	3,548		1999	(A&C)
Deerwood	Orlando, FL	B	6,920	37,593	—	3,122	6,920	40,715	47,635	2,101		2015	(A)
Desert Harbor	Apache Junction, AZ	E	3,940	14,891	—	304	3,940	15,195	19,135	1,310		2014	(A)
Driftwood Camping Resort	Clermont, NJ	D	1,450	29,851	—	2,426	1,450	32,277	33,727	3,114		2014	(A)
Dunedin RV Resort	Dunedin, FL	E	4,400	16,923	—	723	4,400	17,646	22,046	310		2016	(A)
Dutton Mill Village	Caledonia, MI	A	370	8,997	—	1,913	370	10,910	11,280	2,302		2011	(A)
Eagle Crest	Firestone, CO	B	2,015	150	—	31,009	2,015	31,159	33,174	13,809		1998	(C)
East Fork	Batavia, OH	C	1,280	6,302	—	18,095	1,280	24,397	25,677	8,423		2000	(A&C)
East Village Estates	Washington Twp., MI	A	1,410	25,413	—	3,764	1,410	29,177	30,587	4,949		2012	(A)
Egelcraft	Muskegon, MI	D	690	22,596	—	1,740	690	24,336	25,026	2,167		2014	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Ellenton Gardens RV Resort	Ellenton, FL	E	2,130	7,755	—	875	2,130	8,630	10,760	150	2016	(A)
Fairfield Village	Ocala, FL	B	1,160	18,673	—	245	1,160	18,918	20,078	981	2015	(A)
Fiesta Village	Mesa, AZ	C	2,830	4,475	—	679	2,830	5,154	7,984	427	2014	(A)
Fisherman's Cove	Flint, MI	A	380	3,438	—	3,803	380	7,241	7,621	4,446	1993	(A)
Forest Meadows	Philomath, OR	A	1,031	2,050	—	582	1,031	2,632	3,663	1,485	1999	(A)
Forest View	Homosassa, FL	B	1,330	22,056	—	159	1,330	22,215	23,545	1,168	2015	(A)
Fort Tatham RV Resort & Campground	Sylva, NC	—	110	760	—	452	110	1,212	1,322	21	2016	(A)
Fort Whaley	Whaleyville, MD	C	510	5,194	—	2,189	510	7,383	7,893	349	2015	(A)
Four Seasons	Elkhart, IN	A	500	4,811	—	3,675	500	8,486	8,986	3,857	2000	(A)
Frenchtown Villa/Elizabeth Woods	Newport, MI	E	1,450	52,327	—	8,795	1,450	61,122	62,572	5,172	2014	(A)
Friendly Village of La Habra	La Habra, CA	D	26,530	25,697	—	(389)	26,530	25,308	51,838	468	2016	(A)
Friendly Village of Modesto	Modesto, CA	D	6,260	20,885	—	263	6,260	21,148	27,408	353	2016	(A)
Friendly Village of Simi	Simi Valley, CA	D	14,480	15,445	—	608	14,480	16,053	30,533	282	2016	(A)
Friendly Village of West Covina	West Covina, CA	D	14,520	5,221	—	540	14,520	5,761	20,281	107	2016	(A)
Frontier Town	Ocean City, MD	C	18,960	43,166	—	4,165	18,960	47,331	66,291	2,604	2015	(A)
Glen Haven RV Resort	Zephyrhills, FL	E	1,980	8,373	—	752	1,980	9,125	11,105	158	2016	(A)
Glen Laurel	Concord, NC	C	1,641	453	—	14,159	1,641	14,612	16,253	6,422	2001	(A&C)
Gold Coaster	Homestead, FL	A	446	4,234	172	5,522	618	9,756	10,374	4,535	1997	(A)
Grand Bay	Dunedin, FL	—	3,460	6,314	—	490	3,460	6,804	10,264	117	2016	(A)
Grand Lakes	Citra, FL	C	5,280	4,501	—	3,504	5,280	8,005	13,285	1,446	2012	(A)
Grand Mobile Estates	Grand Rapids, MI	B	374	3,587	—	3,747	374	7,334	7,708	3,428	1996	(A)
Grand Oaks RV Resort & Campground	Cayuga, ON (1)	—	970	4,220	(53)	(145)	917	4,075	4,992	69	2016	(A)
Grove Ridge RV Resort	Dade City, FL	E	1,290	5,387	—	625	1,290	6,012	7,302	105	2016	(A)
The Grove at Alta Ridge	Thornton, CO	E	5,370	37,116	—	(115)	5,370	37,001	42,371	3,141	2014	(A)
Groves RV Resort	Ft. Myers, FL	A	249	2,396	—	3,489	249	5,885	6,134	2,319	1997	(A)
Gulfstream Harbor	Orlando, FL	B	14,510	78,930	—	2,651	14,510	81,581	96,091	4,274	2015	(A)
Gulliver's Lake RV Resort & Campground	Millgrove, ON (1)	—	2,950	2,950	(162)	(60)	2,788	2,890	5,678	50	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Gwynn's Island RV Resort & Campground	Gwynn, VA	C	760	595	—	1,657	760	2,252	3,012	363	2013	(A)
Hamlin	Webberville, MI	B	125	1,675	536	12,162	661	13,837	14,498	5,762	1984	(A&C)
Heritage	Temecula, CA	D	13,200	7,877	—	493	13,200	8,370	21,570	152	2016	(A)
The Hamptons	Auburndale, FL	B	15,890	67,555	—	1,606	15,890	69,161	85,051	3,541	2015	(A)
Hickory Hills Village	Battle Creek, MI	—	760	7,697	—	2,235	760	9,932	10,692	2,219	2011	(A)
The Hideaway	Key West, FL	—	2,720	972	—	461	2,720	1,433	4,153	26	2016	(A)
Hidden Ridge RV Resort	Hopkins, MI	C	440	893	—	1,722	440	2,615	3,055	579	2011	(A)
Hidden River RV Resort	Riverview, FL	—	3,950	6,376	—	604	3,950	6,980	10,930	121	2016	(A)
Hidden Valley RV Resort & Campground	Normandale, ON (1)	—	2,610	4,170	(143)	(171)	2,467	3,999	6,466	68	2016	(A)
High Pointe	Frederica, DE (3)	—	898	7,031	(42)	6,371	856	13,402	14,258	6,094	1997	(A)
The Hills	Apopka, FL	—	1,790	3,869	—	746	1,790	4,615	6,405	79	2016	(A)
Hill Country Cottage and RV Resort	New Braunfels, TX	—	3,790	27,200	—	(254)	3,790	26,946	30,736	638	2016	(A)
Holiday West Village	Holland, MI	B	340	8,067	—	1,393	340	9,460	9,800	2,017	2011	(A)
Holly Forest Estates	Holly Hill, FL	B	920	8,376	—	889	920	9,265	10,185	5,644	1997	(A)
Holly Village/Hawaiian Gardens	Holly, MI	B	1,514	13,596	—	4,705	1,514	18,301	19,815	7,065	2004	(A)
Homosassa River RV Resort	Homosassa Springs, FL	—	1,520	5,020	—	584	1,520	5,604	7,124	110	2016	(A)
Horseshoe Cove RV Resort	Bradenton, FL	E	9,040	33,107	—	102	9,040	33,209	42,249	603	2016	(A)
Hunters Crossing	Capac, MI	C	430	1,092	—	1,187	430	2,279	2,709	355	2012	(A)
Hunters Glen	Wayland, MI	C	1,102	11,926	—	8,444	1,102	20,370	21,472	7,243	2004	(C)
Indian Creek Park	Ft. Myers Beach, FL	D	3,832	34,660	—	10,305	3,832	44,965	48,797	25,890	1996	(A)
Indian Creek RV & Camping Resort	Geneva on the Lake, OH (3)	C	420	20,791	(5)	4,595	415	25,386	25,801	3,124	2013	(A&C)
Indian Wells RV Resort	Indio, CA	D	2,880	19,470	—	1,090	2,880	20,560	23,440	367	2016	(A)
Island Lakes	Merritt Island, FL	D	700	6,431	—	643	700	7,074	7,774	4,778	1995	(A)
Jellystone Park(TM) at Birchwood Acres	Greenfield Park, NY	A	560	5,527	—	4,637	560	10,164	10,724	1,622	2013	(A)
Jellystone Park (TM) at Larkspur	Larkspur, CO	—	1,880	5,521	—	1,010	1,880	6,531	8,411	117	2016	(A)
Jellystone Park(TM) of Western New York	North Java, NY	A	870	8,884	—	3,081	870	11,965	12,835	2,059	2013	(A)
Kensington Meadows	Lansing, MI	B	250	2,699	—	8,504	250	11,203	11,453	6,418	1995	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Kimberly Estates	Newport, MI	—	1,250	6,160	—	3,843	1,250	10,003	11,253	159	2016	(A)
Kings Court Mobile Village	Traverse City, MI	B	1,473	13,782	269	4,575	1,742	18,357	20,099	11,441	1996	(A)
Kings Lake	DeBary, FL	D	280	2,542	—	2,768	280	5,310	5,590	3,163	1994	(A)
Kings Manor	Lakeland, FL	—	2,270	5,578	—	436	2,270	6,014	8,284	102	2016	(A)
King's Pointe	Lake Alfred, FL	B	510	16,763	—	337	510	17,100	17,610	879	2015	(A)
Kissimmee Gardens	Kissimmee, FL	—	3,270	14,402	—	441	3,270	14,843	18,113	254	2016	(A)
Kissimmee South RV Resort	Davenport, FL	—	3,740	6,819	—	847	3,740	7,666	11,406	137	2016	(A)
Knollwood Estates	Allendale, MI	A	400	4,061	—	4,064	400	8,125	8,525	3,891	2001	(A)
La Casa Blanca	Apache Junction, AZ	B	4,370	14,142	—	569	4,370	14,711	19,081	1,264	2014	(A)
La Costa Village	Port Orange, FL	D	3,640	62,315	—	715	3,640	63,030	66,670	3,254	2015	(A)
La Hacienda RV Resort	Austin, TX	C	3,670	22,225	—	782	3,670	23,007	26,677	1,473	2015	(A)
Lafayette Place	Warren, MI	A	669	5,979	—	6,943	669	12,922	13,591	6,437	1998	(A)
Lafontaine RV Resort & Campground	Tiny, ON (1)	—	1,290	2,075	(71)	78	1,219	2,153	3,372	35	2016	(A)
Lake Avenue RV Resort & Campground	Cherry Valley, ON (1)	—	670	1,290	(37)	40	633	1,330	1,963	22	2016	(A)
Lake In Wood	Narvon, PA	A	7,360	7,097	—	1,368	7,360	8,465	15,825	1,513	2012	(A)
Lake Josephine	Sebring, FL	—	—	—	—	3,400	—	3,400	3,400	—	2016	(A)
Lake Juliana Landings	Auburndale, FL	A	335	3,048	—	1,706	335	4,754	5,089	2,895	1994	(A)
Lake Pointe Village	Mulberry, FL	D	480	29,795	—	338	480	30,133	30,613	1,548	2015	(A)
Lake Rudolph Campground & RV Resort	Santa Claus, IN	A	2,340	28,113	—	5,491	2,340	33,604	35,944	4,213	2014	(A&C)
Lake San Marino RV Park	Naples, FL	A	650	5,760	—	3,934	650	9,694	10,344	4,652	1996	(A)
Lakefront	Lakeside, CA	D	21,130	16,899	—	560	21,130	17,459	38,589	310	2016	(A)
Lakeland RV Resort	Lakeland, FL	—	1,730	5,524	—	597	1,730	6,121	7,851	107	2016	(A)
Lakeshore Landings	Orlando, FL	A	2,570	19,481	—	904	2,570	20,385	22,955	1,728	2014	(A)
Lakeshore Villas	Tampa, FL	B	3,080	18,983	—	380	3,080	19,363	22,443	1,004	2015	(A)
Lakeside Crossing	Conway, SC	D	3,520	31,615	—	3,331	3,520	34,946	38,466	1,663	2015	(A&C)
Lakeview	Ypsilanti, MI	C	1,156	10,903	—	6,187	1,156	17,090	18,246	6,900	2004	(A)
Lamplighter	Port Orange, FL	B	1,330	12,846	—	518	1,330	13,364	14,694	691	2015	(A)
Leisure Village	Belmont, MI	C	360	8,219	—	376	360	8,595	8,955	1,634	2011	(A)
Lemon Wood	Ventura, CA	D	19,540	6,918	—	626	19,540	7,544	27,084	133	2016	(A)
Liberty Farms	Valparaiso, IN	C	66	1,201	116	3,448	182	4,649	4,831	2,623	1985	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Lincoln Estates	Holland, MI	C	455	4,201	—	2,907	455	7,108	7,563	4,143	1996	(A)
Long Beach RV Resort & Campground	Barnegat, NJ	—	710	3,414	—	487	710	3,901	4,611	67	2016	(A)
Majestic Oaks RV Resort	Zephyrhills, FL	E	3,940	4,725	—	657	3,940	5,382	9,322	95	2016	(A)
Maple Brook	Matteson, IL	B	8,460	48,865	—	536	8,460	49,401	57,861	4,260	2014	(A)
Maplewood Manor	Brunswick, ME	E	1,770	12,982	—	1,774	1,770	14,756	16,526	1,271	2014	(A)
Marco Naples RV Resort	Naples, FL	—	2,790	10,458	—	731	2,790	11,189	13,979	199	2016	(A)
Meadow Lake Estates	White Lake, MI	B	1,188	11,498	127	8,772	1,315	20,270	21,585	12,986	1994	(A)
Meadowbrook	Charlotte, NC	C	1,310	6,570	—	16,020	1,310	22,590	23,900	8,149	2000	(A&C)
Meadowbrook Estates	Monroe, MI	A	431	3,320	379	13,264	810	16,584	17,394	9,444	1986	(A)
Meadowbrook Village	Tampa, FL	B	519	4,728	—	827	519	5,555	6,074	3,893	1994	(A)
Meadowlands of Gibraltar	Rockwood, MI	A	640	7,673	—	4,639	640	12,312	12,952	682	2015	(A)
Merrymeeting	Brunswick, ME	C	250	1,020	—	813	250	1,833	2,083	144	2014	(A)
Mill Creek RV Resort	Kissimmee, FL	—	1,400	4,839	—	873	1,400	5,712	7,112	105	2016	(A)
Mountain View	Mesa, AZ	B	5,490	12,325	—	382	5,490	12,707	18,197	1,108	2014	(A)
Napa Valley	Napa, CA	D	17,740	11,675	—	534	17,740	12,209	29,949	221	2016	(A)
Naples RV Resort	Naples, FL	C	3,640	2,020	—	1,730	3,640	3,750	7,390	743	2011	(A)
New Point RV Resort	New Point, VA	C	1,550	5,259	—	3,737	1,550	8,996	10,546	1,312	2013	(A)
New Ranch	Clearwater, FL	—	2,270	2,723	—	473	2,270	3,196	5,466	57	2016	(A)
North Lake	Moore Haven, FL	C	4,150	3,486	—	1,718	4,150	5,204	9,354	1,108	2011	(A)
North Point Estates	Pueblo, CO	C	1,582	3,027	—	5,198	1,582	8,225	9,807	3,501	2001	(C)
Northville Crossings	Northville, MI	B	1,236	29,564	—	9,779	1,236	39,343	40,579	7,529	2012	(A)
Oak Creek	Coarsegold, CA	B	4,760	11,185	—	1,239	4,760	12,424	17,184	1,050	2014	(A)
Oak Crest	Austin, TX	B	4,311	12,611	—	9,797	4,311	22,408	26,719	8,294	2002	(C)
Oak Island Village	East Lansing, MI	—	320	6,843	—	2,379	320	9,222	9,542	2,058	2011	(A)
Oak Ridge	Manteno, IL	D	1,090	36,941	—	2,062	1,090	39,003	40,093	3,314	2014	(A)
Oakview Estates	Arcadia, FL	—	850	3,881	—	506	850	4,387	5,237	77	2016	(A)
Oakwood Village	Miamisburg, OH	B	1,964	6,401	—	14,257	1,964	20,658	22,622	10,223	1998	(A&C)
Ocean Breeze	Marathon, FL	—	2,330	1,770	—	481	2,330	2,251	4,581	59	2016	(A)
Ocean Breeze Jensen Beach	Jensen Beach, FL	—	18,600	13,321	—	3,763	18,600	17,084	35,684	265	2016	(A)
Orange City MH & RV Resort	Orange City, FL	C	920	5,540	—	1,680	920	7,220	8,140	1,392	2011	(A)
Orange Tree Village	Orange City, FL	D	283	2,530	15	1,040	298	3,570	3,868	2,391	1994	(A)
Orchard Lake	Milford, OH (3)	C	395	4,025	(15)	1,398	380	5,423	5,803	2,618	1999	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Paddock Park South	Ocala, FL	—	630	6,601	—	471	630	7,072	7,702	119	2016	(A)
Palm Creek Golf & RV Resort	Casa Grande, AZ	A	11,836	76,143	—	12,977	11,836	89,120	100,956	15,552	2012	(A&C)
Palm Key Village	Davenport, FL	B	3,840	15,661	—	869	3,840	16,530	20,370	855	2015	(A)
Palm Village	Bradenton, FL	—	2,970	2,849	—	466	2,970	3,315	6,285	59	2016	(A)
Palos Verdes Shores MH & Golf Community (2)	San Pedro, CA	D	—	21,815	—	383	—	22,198	22,198	386	2016	(A)
Park Place	Sebastian, FL	D	1,360	48,678	—	485	1,360	49,163	50,523	2,515	2015	(A)
Park Royale	Pinellas Park, FL	—	670	29,046	—	(10)	670	29,036	29,706	1,514	2015	(A)
Parkside Village	Cheektowaga, NY	B	550	10,402	—	252	550	10,654	11,204	907	2014	(A)
Pebble Creek	Greenwood, IN	C	1,030	5,074	—	6,488	1,030	11,562	12,592	5,952	2000	(A&C)
Pecan Branch	Georgetown, TX	C	1,379	—	235	4,548	1,614	4,548	6,162	2,159	1999	(C)
Pecan Park RV Resort	Jacksonville, FL	—	2,000	5,000	—	126	2,000	5,126	7,126	91	2016	(A)
Pelican Bay	Micco, FL	A	470	10,543	—	627	470	11,170	11,640	612	2015	(A)
Pelican Bay Resort & Marina	Marathon, FL	—	4,760	4,742	—	520	4,760	5,262	10,022	104	2016	(A)
Pembroke Downs	Chino, CA	D	9,560	7,269	—	417	9,560	7,686	17,246	128	2016	(A)
Peter's Pond RV Resort	Sandwich, MA	C	4,700	22,840	—	3,526	4,700	26,366	31,066	4,024	2013	(A)
Petoskey RV Resort	Petoskey, MI	—	230	3,270	—	2	230	3,272	3,502	57	2016	(A)
Pheasant Ridge	Lancaster, PA	A	2,044	19,279	—	638	2,044	19,917	21,961	9,535	2002	(A)
Pickerel Park RV Resort & Campground	Napanee, ON (1)	—	900	2,125	(49)	24	851	2,149	3,000	36	2016	(A)
Pin Oak Parc	O'Fallon, MO	B	1,038	3,250	467	12,707	1,505	15,957	17,462	7,108	1994	(A&C)
Pine Hills	Middlebury, IN	A	72	544	60	3,514	132	4,058	4,190	2,221	1980	(A)
Pine Ridge	Prince George, VA	B	405	2,397	—	4,401	405	6,798	7,203	3,665	1986	(A)
Pine Trace	Houston, TX (3)	C	2,907	17,169	(257)	20,174	2,650	37,343	39,993	10,239	2004	(A&C)
Pinebrook Village	Grand Rapids, MI	C	130	5,692	—	1,745	130	7,437	7,567	1,600	2011	(A)
Plantation Landings	Haines City, FL	D	3,070	30,973	—	564	3,070	31,537	34,607	1,624	2015	(A)
Pleasant Lake RV Resort	Bradenton, FL	E	5,220	20,403	—	946	5,220	21,349	26,569	368	2016	(A)
Presidential Estates Mobile Village	Hudsonville, MI	B	680	6,314	—	6,554	680	12,868	13,548	7,015	1996	(A)
Rainbow RV Resort	Frostproof, FL	A	1,890	5,682	—	3,964	1,890	9,646	11,536	1,515	2012	(A)
Rainbow Village of Largo	Largo, FL	E	4,420	12,529	—	1,138	4,420	13,667	18,087	239	2016	(A)
Rainbow Village of Zepyrhills	Zephyrhills. FL	—	1,800	9,884	—	725	1,800	10,609	12,409	183	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Rancho Alipaz (2)	San Juan Capistrano, CA	—	—	2,856	—	597	—	3,453	3,453	60	2016	(A)
Rancho Caballero	Riverside, CA	D	16,560	12,446	—	611	16,560	13,057	29,617	227	2016	(A)
Rancho Mirage	Apache Junction, AZ	B	7,510	22,238	—	949	7,510	23,187	30,697	1,972	2014	(A)
Red Oaks RV Resort (2)	Bushnell, FL	—	5,180	20,499	—	1,274	5,180	21,773	26,953	386	2016	(A)
Regency Heights	Clearwater, FL	—	11,330	15,734	—	372	11,330	16,106	27,436	273	2016	(A)
Reserve at Fox Creek	Bullhead City, AZ	D	1,950	20,074	—	893	1,950	20,967	22,917	1,781	2014	(A)
Richmond Place	Richmond, MI (3)	A	501	2,040	(31)	2,435	470	4,475	4,945	2,162	1998	(A)
The Ridge	Davenport, FL	B	8,350	35,463	—	1,109	8,350	36,572	44,922	1,875	2015	(A)
Riptide RV Resort & Marina	Key Largo, FL	—	2,440	991	—	529	2,440	1,520	3,960	30	2016	(A)
River Haven Village	Grand Haven, MI	C	1,800	16,967	—	9,322	1,800	26,289	28,089	11,497	2001	(A)
River Ranch	Austin, TX (3)	C	4,690	843	(4)	44,800	4,686	45,643	50,329	8,475	2000	(A&C)
River Ridge	Austin, TX	A	3,201	15,090	—	10,029	3,201	25,119	28,320	10,348	2002	(C)
Riverside Club	Ruskin, FL	D	1,600	66,207	—	2,514	1,600	68,721	70,321	3,510	2015	(A)
Rock Crusher Canyon RV Park	Crystal River, FL	—	420	5,542	—	2,200	420	7,742	8,162	442	2015	(A)
Roxbury Park	Goshen, IN	B	1,057	9,870	—	4,014	1,057	13,884	14,941	6,487	2001	(A)
Royal Country	Miami, FL	E	2,290	20,758	—	2,188	2,290	22,946	25,236	16,482	1994	(A)
Royal Palm Village	Haines City, FL	E	1,730	27,446	—	1,225	1,730	28,671	30,401	1,465	2015	(A)
Royal Palms MH & RV Resort (2)	Cathedral City, CA	—	—	22,696	—	(631)	—	22,065	22,065	395	2016	(A)
Rudgate Clinton	Clinton Township, MI	A	1,090	23,664	—	6,125	1,090	29,789	30,879	5,120	2012	(A)
Rudgate Manor	Sterling Heights, MI	A	1,440	31,110	—	9,311	1,440	40,421	41,861	6,814	2012	(A)
Saco/Old Orchard Beach KOA	Saco, ME	C	790	3,576	—	2,518	790	6,094	6,884	756	2014	(A)
Saddle Oak Club	Ocala, FL	B	730	6,743	—	1,301	730	8,044	8,774	5,516	1995	(A)
Saddlebrook	San Marcos, TX	C	1,703	11,843	—	19,813	1,703	31,656	33,359	9,341	2002	(C)
Saint Clair Place	St. Clair, MI	A	501	2,029	—	1,962	501	3,991	4,492	1,988	1998	(A)
San Pedro RV Resort & Marina	Islamorada, FL	—	3,110	2,416	—	505	3,110	2,921	6,031	53	2016	(A)
Sandy Lake MH & RV Resort	Carrolton, TX	—	730	17,837	—	635	730	18,472	19,202	319	2016	(A)
Saralake Estates	Sarasota, FL	—	6,540	11,403	—	599	6,540	12,002	18,542	212	2016	(A)
Savanna Club	Port St. Lucie, FL	D	12,810	79,887	—	29	12,810	79,916	92,726	4,136	2015	(A)
Scio Farms Estates	Ann Arbor, MI (3)	B	2,300	22,659	(12)	14,542	2,288	37,201	39,489	22,637	1995	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sea Air Village	Rehoboth Beach, DE	—	1,207	10,179	—	2,190	1,207	12,369	13,576	5,775	1997	(A)
Sea Breeze Resort	Islamorada, FL	—	7,390	4,616	—	473	7,390	5,089	12,479	93	2016	(A)
Seaport RV Resort	Old Mystic, CT	C	120	290	—	2,358	120	2,648	2,768	652	2013	(A)
Seashore Campsites RV Park and Campground	Cape May, NJ	D	1,030	23,228	—	2,296	1,030	25,524	26,554	2,416	2014	(A)
Serendipity	North Fort Myers, FL	B	1,160	23,522	—	2,157	1,160	25,679	26,839	1,359	2015	(A)
Settlers Rest RV Resort	Zephyrhills, FL	—	1,760	7,685	—	744	1,760	8,429	10,189	143	2016	(A)
Shadow Wood Village	Hudson, FL	—	4,520	3,898	—	398	4,520	4,296	8,816	73	2016	(A)
Shady Pines MH & RV Resort	Galloway Township, NJ	—	1,060	3,768	—	453	1,060	4,221	5,281	74	2016	(A)
Shady Road Villas	Ocala, FL	—	450	2,819	—	434	450	3,253	3,703	54	2016	(A)
Sheffield Estates	Auburn Hills, MI	C	778	7,165	—	2,018	778	9,183	9,961	3,458	2006	(A)
Shell Creek RV Resort & Marina	Punta Gorda, FL	E	2,200	9,662	—	534	2,200	10,196	12,396	175	2016	(A)
Sherkston Shores Beach Resort & Campground	Sherkston, ON (1)	—	22,750	97,164	(1,247)	(6,232)	21,503	90,932	112,435	1,658	2016	(A)
Siesta Bay RV Park	Ft. Myers, FL	A	2,051	18,549	—	4,444	2,051	22,993	25,044	13,717	1996	(A)
Silver Birches RV Resort & Campground	Lambton Shores, ON(1)	—	880	1,540	(48)	62	832	1,602	2,434	28	2016	(A)
Silver Springs	Clinton Township, MI	B	861	16,595	—	4,108	861	20,703	21,564	3,768	2012	(A)
Sky Harbor	Cheektowaga, NY	A	2,318	24,253	—	2,693	2,318	26,946	29,264	2,214	2014	(A)
Skyline	Fort Collins, CO	E	2,260	12,120	—	644	2,260	12,764	15,024	1,107	2014	(A)
Southern Charm RV Resort	Zephyrhills, FL	E	4,940	17,366	—	899	4,940	18,265	23,205	321	2016	(A)
Southern Hills/Northridge Place	Stewartville, MN	E	360	12,723	—	6,531	360	19,254	19,614	1,494	2014	(A&C)
Southern Pines	Bradenton, FL	—	1,710	3,337	—	464	1,710	3,801	5,511	67	2016	(A)
Southfork	Belton, MO	A	1,000	9,011	—	7,078	1,000	16,089	17,089	7,710	1997	(A)
Southport Springs	Zephyrhills, FL	B	15,060	17,229	—	1,165	15,060	18,394	33,454	969	2015	(A)
Southwood Village	Grand Rapids, MI	—	300	11,517	—	1,849	300	13,366	13,666	2,660	2011	(A)
Spanish Main MH & RV Resort	Thonotasassa, FL	—	2,390	8,159	—	756	2,390	8,915	11,305	157	2016	(A)
Stonebridge	San Antonio, TX (3)	C	2,515	2,096	(615)	7,323	1,900	9,419	11,319	4,711	2000	(A&C)
Stonebridge	Richfield Twp., MI	—	2,044	—	243	2,105	2,287	2,105	4,392	—	1998	(C)
Stonebrook	Homosassa, FL	B	650	14,063	—	431	650	14,494	15,144	738	2015	(A)
Summit Ridge	Converse, TX (3)	C	2,615	2,092	(883)	22,626	1,732	24,718	26,450	7,032	2000	(A&C)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Sun-N-Fun RV Resort	Sarasota, FL	D	50,530	117,952	—	389	50,530	118,341	168,871	2,311	2016	(A)
Sun Valley	Apache Junction, AZ	—	2,750	18,408	—	777	2,750	19,185	21,935	1,625	2014	(A)
Sun Villa Estates	Reno, NV (3)	B	2,385	11,773	(1,103)	1,368	1,282	13,141	14,423	7,627	1998	(A)
Suncoast Gateway	Port Richey, FL	—	4,850	5,707	—	441	4,850	6,148	10,998	107	2016	(A)
Sundance	Zephyrhills, FL	B	890	25,306	—	658	890	25,964	26,854	1,334	2015	(A)
Sunlake Estates	Grand Island, FL	D	6,290	24,084	—	753	6,290	24,837	31,127	1,290	2015	(A)
Sunset Beach RV Resort	Cape Charles, VA	—	3,800	24,030	—	453	3,800	24,483	28,283	423	2016	(A)
Sunset Harbor at Cow Key Marina	Key West, FL	—	8,570	7,636	—	438	8,570	8,074	16,644	133	2016	(A)
Sunset Ridge	Portland, MI (3)	C	2,044	—	(9)	17,180	2,035	17,180	19,215	7,677	1998	(C)
Sunset Ridge	Kyle, TX	C	2,190	2,775	—	6,479	2,190	9,254	11,444	4,598	2000	(A&C)
Swan Meadow Village	Dillon, CO	E	2,140	19,734	—	269	2,140	20,003	22,143	1,998	2014	(A)
Sweetwater RV Resort	Zephyrhills, FL	E	1,340	9,113	—	790	1,340	9,903	11,243	174	2016	(A)
Sycamore Village	Mason, MI	—	390	13,341	—	3,425	390	16,766	17,156	3,646	2011	(A)
Tallowwood Isle	Coconut Creek, FL	—	13,370	20,256	—	406	13,370	20,662	34,032	354	2016	(A)
Tamarac Village	Ludington, MI	—	300	12,028	85	3,184	385	15,212	15,597	2,761	2011	(A)
Tampa East	Dover, FL	A	734	6,310	—	4,475	734	10,785	11,519	3,916	2005	(A)
Three Lakes	Hudson, FL	C	5,050	3,361	—	2,166	5,050	5,527	10,577	1,104	2012	(A)
Thunderhill Estates	Sturgeon Bay, WI	E	640	9,008	—	1,332	640	10,340	10,980	897	2014	(A)
Timber Ridge	Ft. Collins, CO	B	990	9,231	—	3,159	990	12,390	13,380	7,406	1996	(A)
Timberline Estates	Coopersville, MI	B	535	4,867	1	5,655	536	10,522	11,058	5,876	1994	(A)
Town & Country Mobile Village	Traverse City, MI	A	406	3,736	—	1,618	406	5,354	5,760	3,240	1996	(A)
Town & Country Village	Lisbon, ME	E	230	4,539	—	2,204	230	6,743	6,973	575	2014	(A)
Trailside RV Resort & Campground	Seguin, ON (1)	—	3,690	3,650	(202)	(30)	3,488	3,620	7,108	63	2016	(A)
Travelers World RV Resort	San Antonio, TX	—	790	7,952	—	903	790	8,855	9,645	157	2016	(A)
Treetops RV Resort	Arlington, TX	—	730	9,831	—	723	730	10,554	11,284	191	2016	(A)
Vallecito	Newbury Park, CA	D	25,340	9,273	—	420	25,340	9,693	35,033	165	2016	(A)
The Valley	Apopka, FL	—	2,530	5,660	—	499	2,530	6,159	8,689	104	2016	(A)
Verde Plaza	Tucson, AZ	—	710	7,069	—	493	710	7,562	8,272	129	2016	(A)
Victor Villa	Victorville, CA	D	2,510	20,408	—	703	2,510	21,111	23,621	357	2016	(A)
Vines RV Resort	Paso Robles, CA	C	890	7,110	—	1,386	890	8,496	9,386	1,040	2013	(A)
Vista del Lago	Scotts Valley, CA	D	17,830	9,456	—	555	17,830	10,011	27,841	109	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Vista del Lago MH & RV Resort	Bradenton, FL	E	3,630	5,329	—	529	3,630	5,858	9,488	105	2016	(A)
The Villas at Calla Pointe	Cheektowaga, NY	A	380	11,014	—	145	380	11,159	11,539	949	2014	(A)
Vizcaya Lakes	Port Charlotte, FL	C	670	4,221	—	149	670	4,370	5,040	219	2015	(A)
Wagon Wheel RV Resort & Campground	Old Orchard Beach, ME	C	590	7,703	—	2,980	590	10,683	11,273	1,717	2013	(A)
Walden Woods	Homosassa, FL	D/B	1,550	26,375	—	437	1,550	26,812	28,362	1,379	2015	(A)
Warren Dunes Village	Bridgman, MI	C	310	3,350	—	4,381	310	7,731	8,041	1,157	2011	(A&C)
Water Oak Country Club Estates	Lady Lake, FL	D	2,834	16,706	100	22,276	2,934	38,982	41,916	19,434	1993	(A&C)
Waters Edge RV Resort	Zephyhills, FL	E	1,180	5,450	—	734	1,180	6,184	7,364	106	2016	(A)
Waverly Shores Village	Holland, MI	B	340	7,267	450	508	790	7,775	8,565	1,435	2011	(A)
West Village Estates	Romulus, MI	B	884	19,765	—	4,438	884	24,203	25,087	3,935	2012	(A)
Westbrook Senior Village	Toledo, OH	B	355	3,295	—	675	355	3,970	4,325	1,857	2001	(A)
Westbrook Village	Toledo, OH	B	1,110	10,462	—	4,833	1,110	15,295	16,405	7,805	1999	(A)
Westside Ridge	Auburndale, FL	D	760	10,714	—	600	760	11,314	12,074	585	2015	(A)
Westward Ho RV Resort & Campground	Glenbeulah, WI	C	1,050	5,642	—	2,486	1,050	8,128	9,178	1,192	2013	(A)
White Lake Mobile Home Village	White Lake, MI	B	672	6,179	1	10,361	673	16,540	17,213	8,739	1997	(A&C)
Wild Acres RV Resort & Campground	Old Orchard Beach, ME	C	1,640	26,786	—	4,017	1,640	30,803	32,443	5,047	2013	(A)
Wildwood Community	Sandwich, IL	A	1,890	37,732	—	867	1,890	38,599	40,489	3,312	2014	(A)
Willow Lake RV Resort & Campground	Scotland, ON (1)	—	1,260	2,275	(69)	(23)	1,191	2,252	3,443	38	2016	(A)
Willowbrook Place	Toledo, OH	B	781	7,054	1	4,226	782	11,280	12,062	5,813	1997	(A)
Willowood RV Resort & Campground	Amherstberg, ON (1)	—	1,160	1,490	(64)	78	1,096	1,568	2,664	28	2016	(A)
Windham Hills Estates	Jackson, MI	—	2,673	2,364	—	18,284	2,673	20,648	23,321	9,452	1998	(A&C)
Windmill Village	Davenport, FL	B	7,560	36,294	—	405	7,560	36,699	44,259	1,903	2015	(A)
Windsor Woods Village	Wayland, MI	C	270	5,835	—	3,612	270	9,447	9,717	2,224	2011	(A)
Wine Country RV Resort	Paso Robles, CA	C	1,740	11,510	—	3,266	1,740	14,776	16,516	1,350	2014	(A&C)
Woodhaven Place	Woodhaven, MI	B	501	4,541	—	5,455	501	9,996	10,497	4,514	1998	(A)
Woodlake Trails	San Antonio, TX (3)	C	1,186	287	(56)	10,749	1,130	11,036	12,166	3,819	2000	(A&C)
Woodland Lake Trails RV Resort and Campground	Bornholm, ON (1)	—	1,650	2,165	(90)	(71)	1,560	2,094	3,654	36	2016	(A)

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at December 31, 2016
Property Name	Location	Encumbrance	Land	Depreciable Assets	Land	Depreciable Assets	Land	Depreciable Assets	Total	Accumulated Depreciation	Date	Acquired (A) or Constructed (C)
Woodland Park Estates	Eugene, OR	—	1,592	14,398	1	1,033	1,593	15,431	17,024	9,242	1998	(A)
Woodlands at Church Lake	Groveland, FL	B	2,480	9,072	—	693	2,480	9,765	12,245	516	2015	(A)
Woodside Terrace	Holland, OH	B	1,063	9,625	—	7,532	1,063	17,157	18,220	8,765	1997	(A)
			$1,049,363	$4,198,231	$2,173	$1,246,572	$1,051,536	$5,444,803	$6,496,339	$1,026,858

A These communities collateralize $491.0 million of secured debt.
B These communities collateralize $1.0 billion of secured debt.
C These communities support the borrowing base for our secured line of credit, which had $97.5 million outstanding.
D These communities collateralize $888.2 million of secured debt.
E These communities collateralize $394.5 million of secured debt.

(1) Gross amount carried at December 31, 2016, at our Canadian properties, reflects the impact of foreign currency translation.
(2) All or part of this property is subject to ground lease.
(3) Gross amount carried at December 31, 2016 for Land has decreased at this property due to a partial sale.

SUN COMMUNITIES, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION, SCHEDULE III
DECEMBER 31, 2016
(amounts in thousands)

The change in investment property for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$4,573,522	$3,363,917	$2,489,119
Community and land acquisitions, including immediate improvements	1,822,564	1,214,482	798,827
Community expansion and development	47,958	28,660	22,195
Improvements, other	113,803	195,439	173,989
Asset impairment	—	—	(1,870)
Dispositions and other	(61,508)	(228,976)	(118,343)
Ending balance	$6,496,339	$4,573,522	$3,363,917

The change in accumulated depreciation for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Beginning balance	$852,407	$795,753	$734,067
Depreciation for the period	201,157	159,706	121,103
Asset impairment	—	—	(1,033)
Dispositions and other	(26,706)	(103,052)	(58,384)
Ending balance	$1,026,858	$852,407	$795,753