Form 10-Q
period 2017-03-31
SUN COMMUNITIES INC
filed 2017-04-27
CIK 912593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X  ]  No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. (Check one):

Large accelerated filer [ X ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

Number of shares of Common Stock, $0.01 par value per share, outstanding as of April 20, 2017:  73,788,719

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

SUN COMMUNITIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited - dollars in thousands, except per share amounts)

	(unaudited) March 31, 2017	December 31, 2016
ASSETS
Land	$1,052,384	$1,051,536
Land improvements and buildings	4,880,330	4,825,043
Rental homes and improvements	496,432	489,633
Furniture, fixtures and equipment	133,772	130,127
Investment property	6,562,918	6,496,339
Accumulated depreciation	(1,078,949)	(1,026,858)
Investment property, net (including $88,238 and $88,987 for consolidated variable interest entities at March 31, 2017 and December 31, 2016; see Note 6)	5,483,969	5,469,481
Cash and cash equivalents	10,919	8,164
Inventory of manufactured homes	23,867	21,632
Notes and other receivables, net	98,468	81,179
Collateralized receivables, net	140,976	143,870
Other assets, net (including $2,838 and $3,054 for consolidated variable interest entities at March 31, 2017 and December 31, 2016; see Note 6)	144,248	146,450
TOTAL ASSETS	$5,902,447	$5,870,776
LIABILITIES
Mortgage loans payable (including $42,571 and $62,111 for consolidated variable interest entities at March 31, 2017 and December 31, 2016; see Note 6)	$2,774,645	$2,819,567
Secured borrowings on collateralized receivables	141,671	144,477
Preferred OP units - mandatorily redeemable	45,903	45,903
Lines of credit	178,328	100,095
Distributions payable	52,762	51,896
Other liabilities (including $1,891 and $1,998 for consolidated variable interest entities at March 31, 2017 and December 31, 2016; see Note 6)	284,823	279,667
TOTAL LIABILITIES	3,478,132	3,441,605
Commitments and contingencies
Series A-4 preferred stock, $0.01 par value. Issued and outstanding: 1,637 shares at March 31, 2017 and 1,681 shares at December 31, 2016	48,879	50,227
Series A-4 preferred OP units	16,489	16,717
STOCKHOLDERS’ EQUITY
Series A preferred stock, $0.01 par value. Issued and outstanding: 3,400 shares at March 31, 2017 and December 31, 2016	34	34
Common stock, $0.01 par value. Authorized: 180,000 shares; Issued and outstanding: 73,739 shares at March 31, 2017 and 73,206 shares at December 31, 2016	737	732
Additional paid-in capital	3,346,991	3,321,441
Accumulated other comprehensive loss	(2,630)	(3,181)
Distributions in excess of accumulated earnings	(1,050,141)	(1,023,415)
Total Sun Communities, Inc. stockholders' equity	2,294,991	2,295,611
Noncontrolling interests:
Common and preferred OP units	67,152	69,598
Consolidated variable interest entities	(3,196)	(2,982)
Total noncontrolling interests	63,956	66,616
TOTAL STOCKHOLDERS’ EQUITY	2,358,947	2,362,227
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,902,447	$5,870,776
See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUES
Income from real property	$183,054	$129,235
Revenue from home sales	27,263	24,737
Rental home revenue	12,339	11,708
Ancillary revenues	6,219	4,613
Interest	4,646	3,945
Brokerage commissions and other revenues, net	879	406
Total revenues	234,400	174,644
EXPENSES
Property operating and maintenance	47,166	31,201
Real estate taxes	13,143	9,585
Cost of home sales	20,883	18,184
Rental home operating and maintenance	5,102	5,876
Ancillary expenses	4,668	3,649
Home selling expenses	3,111	2,137
General and administrative	17,932	13,792
Transaction costs	2,386	2,721
Depreciation and amortization	62,766	48,412
Extinguishment of debt	466	—
Interest	31,322	26,294
Interest on mandatorily redeemable preferred OP units	784	787
Total expenses	209,729	162,638
Income before other items	24,671	12,006
Other income, net	752	—
Current tax expense	(178)	(228)
Deferred tax benefit	300	—
Net income	25,545	11,778
Less: Preferred return to preferred OP units	1,174	1,273
Less: Amounts attributable to noncontrolling interests	1,088	276
Net income attributable to Sun Communities, Inc.	23,283	10,229
Less: Preferred stock distributions	2,179	2,354
Net income attributable to Sun Communities, Inc. common stockholders	$21,104	$7,875
Weighted average common shares outstanding:
Basic	72,677	57,736
Diluted	73,120	58,126
Earnings per share (See Note 12):
Basic	$0.29	$0.14
Diluted	$0.29	$0.14

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$25,545	$11,778
Foreign currency translation adjustment	584	—
Total comprehensive income	26,129	11,778
Less: Comprehensive income attributable to noncontrolling interests	1,121	276
Comprehensive income attributable to Sun Communities, Inc.	$25,008	$11,502

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Unaudited - dollars in thousands)

	7.125% Series A Cumulative Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Earnings	Accumulated other comprehensive loss	Non-controlling Interests	Total Stockholders' Equity
Balance at December 31, 2016	$34	$732	$3,321,441	$(1,023,415)	$(3,181)	$66,616	$2,362,227
Issuance of common stock from exercise of options, net	—	—	45	—	—	—	45
Issuance, conversion of OP units and associated costs of common stock, net	—	5	21,458	—	—	(907)	20,556
Conversion of Series A-4 preferred stock	—	—	1,348	—	—	—	1,348
Share-based compensation - amortization and forfeitures	—	—	2,699	74	—	—	2,773
Foreign currency exchange	—	—	—	—	551	33	584
Net income	—	—	—	24,457	—	1,006	25,463
Distributions	—	—	—	(51,257)	—	(2,792)	(54,049)
Balance at March 31, 2017	$34	$737	$3,346,991	$(1,050,141)	$(2,630)	$63,956	$2,358,947

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - dollars in thousands)

	Three Months Ended March 31,
	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$70,566	$50,926
INVESTING ACTIVITIES:
Investment in properties	(61,431)	(48,220)
Acquisitions of properties, net of cash acquired	(13,000)	—
Payments for deposits on acquisitions	—	(13)
Proceeds from disposition of assets and depreciated homes, net	2,898	2,847
Proceeds from disposition of properties	—	1,634
Issuance of notes and other receivables	(447)	(1,746)
Repayments of notes and other receivables	317	248
NET CASH USED FOR INVESTING ACTIVITIES	(71,663)	(45,250)
FINANCING ACTIVITIES:
Issuance and associated costs of common stock, OP units, and preferred OP units, net	20,504	384,915
Net proceeds from stock option exercise	45	149
Borrowings on lines of credit	235,454	44,820
Payments on lines of credit	(157,237)	(11,459)
Proceeds from issuance of other debt	3,108	8,096
Payments on other debt	(42,296)	(8,249)
Prepayment penalty on debt	(466)	—
Distributions to stockholders, OP unit holders, and preferred OP unit holders	(53,447)	(43,511)
Payments for deferred financing costs	(1,803)	(15,115)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,862	359,646
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net change in cash and cash equivalents	2,755	365,322
Cash and cash equivalents, beginning of period	8,164	45,086
Cash and cash equivalents, end of period	$10,919	$410,408

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest (net of capitalized interest of $638 and $101, respectively)	$30,637	$26,813
Cash paid for interest on mandatorily redeemable debt	$784	$787
Cash paid for income taxes	$116	$100
Noncash investing and financing activities:
Reduction in secured borrowing balance	$5,914	$4,872
Change in distributions declared and outstanding	$859	$3,984
Conversion of common and preferred OP units	$959	$137
Conversion of Series A-4 preferred stock	$1,348	$—
Noncash investing and financing activities at the date of acquisition:
Acquisitions - other assets	$—	$37,750

See accompanying Notes to Consolidated Financial Statements.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

Sun Communities, Inc., a Maryland corporation, and all wholly-owned or majority-owned and controlled subsidiaries, including Sun Communities Operating Limited Partnership (the “Operating Partnership”) and Sun Home Services, Inc. (“SHS”) are referred to herein as the “Company,” “us,” “we,” and “our.”

We follow accounting standards set by the Financial Accounting Standards Board (“FASB”). FASB sets generally accepted accounting principles (“GAAP”), which we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification ("ASC").

These unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and in accordance with GAAP. Pursuant to the SEC rules and regulations we present interim disclosures and certain information and footnote disclosures as required. Accordingly, the unaudited Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited Consolidated Financial Statements reflect, in the opinion of management, all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of the interim financial statements. All intercompany transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements in order to conform to current period presentation.

The results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on February 23, 2017 (the “2016 Annual Report”). These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our 2016 Annual Report.

2.      Real Estate Acquisitions

2017 Acquisition

In March 2017, we acquired Far Horizons 49er Village RV Resort Inc. (“49er Village”), a RV resort with 328 sites located in Plymouth, California.

The following table summarizes the amounts of assets acquired net of liabilities assumed at the acquisition date and the consideration paid for the acquisition completed in 2017 (in thousands):

At Acquisition Date	49er Village (1)
Investment in property	$13,000
Total identifiable assets acquired net of liabilities assumed	$13,000

Consideration
Cash	$13,000

(1) The purchase price allocation for 49er Village is preliminary and may be adjusted as final costs and valuations are determined.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount of total revenues and net loss included in the Consolidated Statements of Operations for the three months ended March 31, 2017 related to the acquisition completed in 2017 are set forth in the following table (in thousands):

Three Months Ended March 31, 2017
(unaudited)
Total revenues	$27
Net loss	$(17)

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2017 and 2016 as if the property had been acquired on January 1, 2016. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting.

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on January 1, 2016 (in thousands, except per-share data):

	Three Months Ended March 31,
	(unaudited)
	2017	2016
Total revenues	$234,888	$177,019
Net income attributable to Sun Communities, Inc. common stockholders	$21,274	$8,687
Net income per share attributable to Sun Communities, Inc. common stockholders - basic	$0.29	$0.15
Net income per share attributable to Sun Communities, Inc. common stockholders - diluted	$0.29	$0.15

Transaction costs of $2.4 million and $2.7 million have been incurred for the three months ended March 31, 2017 and 2016, respectively, and are presented as “Transaction costs” in our Consolidated Statements of Operations.

Refer to Note 17, "Subsequent Events," for information regarding an acquisition of land by us in April 2017.

2016 Acquisitions

In June 2016, we acquired all of the issued and outstanding shares of common stock of Carefree Communities Inc. (“Carefree”) through the Operating Partnership for an aggregate purchase price of $1.68 billion. Carefree owned 103 manufactured home (“MH”) and recreational vehicle (“RV”) communities, comprising over 27,000 sites.

At the closing, we issued 3,329,880 shares of common stock at $67.57 per share (or $225.0 million in common stock) to the seller and the Operating Partnership paid the balance of the purchase price in cash. Approximately $1.0 billion of the cash payment was applied simultaneously to repay debt on the properties owned by Carefree. The Operating Partnership funded the cash portion of the purchase price in part with proceeds from debt financings as described in Note 7, “Debt and Lines of Credit” and net proceeds of $385.4 million from an underwritten public offering of 6,037,500 shares of common stock at a price of $66.50 per share in March 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have allocated the “investment in property" balances for Carefree to the respective balance sheet line items upon preliminary completion of a purchase price allocation in accordance with the FASB ASC Topic 805 - Business Combinations, as set forth in the table below (in thousands):

At Acquisition Date	Carefree
Investment in property	$1,670,981
Ground leases	33,270
In-place leases	35,010
Deferred tax liability	(23,637)
Other liabilities	(15,665)
Inventory of manufactured homes	13,521
Below market lease	(29,340)
Total identifiable assets acquired and liabilities assumed (1)	$1,684,140

Consideration
Cash and equity	$1,684,140

(1) The purchase price allocations for Carefree are preliminary and will be adjusted as final costs and final valuations are determined.

Additionally, during 2016, we acquired seven RV communities and one MH community for total consideration of $89.7 million. We added 1,677 sites in six states as a result of these acquisitions.

The amount of revenue and net income included in the Consolidated Statements of Operations for three months ended March 31, 2017 related to the Carefree acquisition and other acquisitions completed during 2016 is set forth in the following table (in thousands):

Three Months Ended March 31, 2017
(unaudited)
Total 2016 Acquisitions
Revenue	$53,666
Net income	$9,844

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

The transferred assets have been classified as “Collateralized receivables, net” and the cash proceeds received from these transactions have been classified as “Secured borrowings on collateralized receivables” within the Consolidated Balance Sheets. The balance of the collateralized receivables was $141.0 million (net of allowance of $0.7 million) and $143.9 million (net of allowance of $0.6 million) as of March 31, 2017 and December 31, 2016, respectively. The receivables have a weighted average interest rate and maturity of 10.0 percent and 16.0 years as of March 31, 2017, and 10.0 percent and 15.7 years as of December 31, 2016.

The outstanding balance on the secured borrowing was $141.7 million and $144.5 million as of March 31, 2017 and December 31, 2016, respectively.

The collateralized receivables earn interest income, and the secured borrowings accrue interest expense at the same interest rates. The amount of interest income and expense recognized was $3.3 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively.

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

Three Months Ended
March 31, 2017
Beginning balance	$144,477
Financed sales of manufactured homes	3,108
Principal payments and payoffs from our customers	(2,708)
Principal reduction from repurchased homes	(3,206)
Total activity	(2,806)
Ending balance	$141,671

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the allowance for the collateralized receivables as of March 31, 2017 (in thousands):

Three Months Ended
March 31, 2017
Beginning balance	$(607)
Lower of cost or market write-downs	259
Increase to reserve balance	(347)
Total activity	(88)
Ending balance	$(695)

4.      Notes and Other Receivables

The following table sets forth certain information regarding notes and other receivables (in thousands):

	March 31, 2017	December 31, 2016
Installment notes receivable on manufactured homes, net	$68,367	$59,320
Other receivables, net	30,101	21,859
Total notes and other receivables, net	$98,468	$81,179

Installment Notes Receivable on Manufactured Homes

The installment notes of $68.4 million (net of allowance of $0.2 million) and $59.3 million (net of allowance of $0.2 million) as of March 31, 2017 and December 31, 2016, respectively, are collateralized by manufactured homes. The notes represent financing provided by us to purchasers of manufactured homes primarily located in our communities and require monthly principal and interest payments. The notes have a net weighted average interest rate (net of servicing costs) and maturity of 8.2 percent and 16.3 years as of March 31, 2017, and 8.3 percent and 16.0 years as of December 31, 2016.

The change in the aggregate gross principal balance of the installment notes receivable is as follows (in thousands):

Three Months Ended
March 31, 2017
Beginning balance	$59,524
Financed sales of manufactured homes	10,667
Principal payments and payoffs from our customers	(1,042)
Principal reduction from repossessed homes	(577)
Total activity	9,048
Ending balance	$68,572

Allowance for Losses for Installment Notes Receivable

The following table sets forth the allowance change for the installment notes receivable as follows (in thousands):

Three Months Ended
March 31, 2017
Beginning balance	$(205)
Lower of cost or market write-downs	42
Increase to reserve balance	(42)
Total activity	—
Ending balance	$(205)

Other Receivables

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2017, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $11.8 million (net of allowance of $1.4 million); home sale proceeds of $12.8 million; insurance receivables of $3.6 million; rebates and other receivables of $1.3 million. As of December 31, 2016, other receivables were comprised of amounts due from: residents for rent, and water and sewer usage of $6.0 million (net of allowance of $1.5 million); home sale proceeds of $11.6 million; insurance receivables of $2.3 million; rebates and other receivables of $2.0 million.

5.	Intangible Assets

Our intangible assets include ground leases, in-place leases, franchise fees and other intangible assets from acquisitions. These intangible assets are recorded in “Other assets, net” on the Consolidated Balance Sheets.

The gross carrying amounts, and accumulated amortization are as follows (in thousands):

		March 31, 2017		December 31, 2016
Intangible Asset	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Ground leases	8-57 years	$33,270	$(857)	$33,270	$(600)
In-place leases	7 years	98,357	(35,214)	98,235	(31,796)
Franchise fees and other intangible assets	15 years	1,880	(1,284)	1,880	(1,155)
Total		$133,507	$(37,355)	$133,385	$(33,551)

Total amortization expenses related to the intangible assets are as follows (in thousands):

	Three Months Ended March 31,
Intangible Asset	2017	2016
Ground leases	$257	$—
In-place leases	3,416	2,153
Franchise fees and other intangible assets	129	129
Total	$3,802	$2,282

We anticipate amortization expense for our intangible assets to be as follows for the next five years (in thousands):

	Year
	Remainder of 2017	2018	2019	2020	2021
Estimated expense	$11,402	$14,325	$13,409	$11,681	$11,289

6.      Consolidated Variable Interest Entities

Variable interest entities ("VIEs") that we consolidate include: Rudgate Village SPE, LLC; Rudgate Clinton SPE, LLC; Rudgate Clinton Estates SPE, LLC (collectively, “Rudgate”); and Wildwood Village Mobile Home Park (“Wildwood”). We evaluated our arrangements with these properties under the guidance set forth in FASB ASC Topic 810 “Consolidation.” We concluded that Rudgate and Wildwood qualify as VIEs as we are the primary beneficiary and hold controlling financial interests in these entities due to our power to direct the activities that most significantly impact the economic performance of the entities, as well as our obligation to absorb the most significant losses and our rights to receive significant benefits from these entities. As such, the transactions and accounts of these VIEs are included in the accompanying Consolidated Financial Statements.

The following table summarizes the assets and liabilities included in our Consolidated Balance Sheets after appropriate eliminations have been made (in thousands):

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investment property, net	$88,238	$88,987
Other assets	2,838	3,054
Total Assets	$91,076	$92,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Debt	$42,571	$62,111
Other liabilities	1,891	1,998
Noncontrolling interests	(3,196)	(2,982)
Total Liabilities and Stockholders' Equity	$41,266	$61,127

Investment property, net and other assets related to the consolidated VIEs comprised approximately 1.5 percent and 1.6 percent of our consolidated total assets at March 31, 2017 and December 31, 2016, respectively. Debt and other liabilities comprised approximately 1.3 percent and 1.9 percent of our consolidated total liabilities at March 31, 2017 and December 31, 2016, respectively. Noncontrolling interests related to the consolidated VIEs comprised less than 1.5 percent of our consolidated total equity at March 31, 2017 and December 31, 2016.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.      Debt and Lines of Credit

The following table sets forth certain information regarding debt (in thousands):

	Principal Outstanding		Weighted Average Years to Maturity		Weighted Average Interest Rates
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Collateralized term loans - CMBS	$460,171	$492,294	5.7	5.6	5.1%	5.2%
Collateralized term loans - FNMA	1,040,433	1,046,803	6.3	6.6	4.3%	4.3%
Collateralized term loans - Life Companies	883,642	888,705	11.9	12.2	3.9%	3.9%
Collateralized term loans - FMCC	390,399	391,765	7.6	7.9	3.9%	3.9%
Secured borrowing	141,671	144,477	15.7	15.7	10.0%	10.0%
Preferred OP units - mandatorily redeemable	45,903	45,903	5.3	5.4	6.9%	6.9%
Lines of credit	178,328	100,095	3.4	3.6	2.5%	2.1%
Total debt	$3,140,547	$3,110,042	8.2	8.5	4.5%	4.5%

Collateralized Term Loans

During the three months ended March 31, 2017, we defeased an $18.9 million collateralized term loan with an interest rate of 6.49 percent that was due to mature on August 1, 2017, releasing one encumbered community. As a result of the transaction, we recognized a loss on extinguishment of debt of $0.5 million in our Consolidated Statements of Operations. In addition, we repaid a $10.0 million collateralized term loan with an interest rate of 5.57 percent that was due to mature on May 1, 2017, releasing an additional encumbered community.

During the fourth quarter of 2016, we repaid a total of $79.1 million aggregate principal of collateralized term loans that were due to mature during 2017, releasing 10 encumbered communities. Also in the fourth quarter of 2016, we entered into a promissory note for $58.5 million that bears interest at a rate of 3.33 percent and has a seven-year term. The repayment of the note is interest only for the entire term.

In September 2016, 15 subsidiaries of the Operating Partnership each entered into a promissory note for total borrowings of $139.0 million with PNC Bank, as lender (the "Freddie Mac Financing"). Five of the notes totaling $70.2 million bear interest at a rate of 3.93 percent and have ten-year terms. The remaining ten notes totaling $68.8 million bear interest at a rate of 3.75 percent and have seven-year terms. The Freddie Mac Financing provides for principal and interest payments to be amortized over 30 years.

Proceeds from the Freddie Mac Financing described above and the underwritten registered public equity offering in September 2016 described in Note 8, "Equity and Mezzanine Securities," were utilized to repay $62.1 million in mortgage loans and $300.0 million on our revolving loan under our senior revolving credit facility (refer to Lines of Credit below for additional information regarding the Facility).

In June 2016, 17 subsidiaries of the Operating Partnership entered into a Master Credit Facility Agreement (the "Fannie Mae Credit Agreement") with Regions Bank, as lender. Pursuant to the Fannie Mae Credit Agreement, Regions Bank loaned a total of $338.0 million under a senior secured credit facility, comprised of two ten-year term loans in the amount of $300.0 million and $38.0 million, respectively (collectively the "Fannie Mae Financing"). The $300.0 million term loan bears interest at 3.69 percent and the $38.0 million term loan bears interest at 3.67 percent for a blended rate of 3.69 percent. The Fannie Mae Financing provides for principal and interest payments to be amortized over 30 years.

The Fannie Mae Financing is secured by mortgages encumbering 17 MH communities comprised of real and personal property owned by the borrowers. Additionally, the Company and the Operating Partnership have provided a guaranty of the non-recourse carve-out obligations of the borrowers under the Fannie Mae Financing.

Additionally, in June 2016, three subsidiaries of the Operating Partnership entered into mortgage loan documents (the "NML Loan Documents") with The Northwestern Mutual Life Insurance Company ("NML"). Pursuant to the NML Loan Documents, NML made three portfolio loans to the subsidiary borrowers in the aggregate amount of $405.0 million. NML loaned $162.0 million

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

under a ten-year term loan to two of the subsidiary borrowers (the "Portfolio A Loan"). The Portfolio A Loan bears interest at 3.53 percent and is secured by deeds of trust encumbering seven MH communities and one RV community. NML also loaned $163.0 million under a 12-year term loan (the "Portfolio B Loan") to one subsidiary which is also a borrower under the Portfolio A Loan. The Portfolio B Loan bears interest at 3.71 percent and is secured by deeds of trust and a ground lease encumbering eight MH communities. NML also loaned $80.0 million under a 12-year term loan (the "Portfolio C Loan" and, collectively, with the Portfolio A Loan and the Portfolio B Loan, the "NML Financing") to one subsidiary borrower. The Portfolio C Loan bears interest at 3.71 percent and is secured by a mortgage encumbering one RV community. The MH and RV communities noted above that secure the NML Financing were acquired as part of the Carefree transaction (See Note 2, "Real Estate Acquisitions").

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

Proceeds from the Fannie Mae Financing and NML Financing were primarily used to fund the cash portion of the Carefree acquisition (See Note 2, "Real Estate Acquisitions").

The collateralized term loans totaling $2.8 billion as of March 31, 2017, are secured by 187 properties comprised of 74,559 sites representing approximately $3.3 billion of net book value.

Secured Borrowing

See Note 3, “Collateralized Receivables and Transfers of Financial Assets,” for information regarding our collateralized receivables and secured borrowing transactions.

Preferred OP Units

Included in preferred OP units is $34.7 million of Aspen preferred OP units issued by the Operating Partnership which, as of March 31, 2017, are convertible indirectly into 481,284 shares of our common stock. Subject to certain limitations, at any time prior to January 1, 2024, the holder of each Aspen preferred OP unit at its option may convert such Aspen preferred OP unit into: (a) if the market price of our common stock is $68.00 per share or less, 0.397 common OP units; or (b) if the market price of our common stock is greater than $68.00 per share, the number of common OP units is determined by dividing (i) the sum of (A) $27.00 plus (B) 25 percent of the amount by which the market price of our common stock exceeds $68.00 per share, by (ii) the per-share market price of our common stock. The current preferred distribution rate is 6.5 percent. On January 2, 2024, we are required to redeem all Aspen preferred OP units that have not been converted to common OP units.

Lines of Credit

We have a senior revolving credit facility with Citibank, N.A. ("Citibank") and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and a $58.0 million term loan (the “Facility”). The Facility has a four-year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million.

The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which margin can range from 1.40 percent to 2.25 percent for the revolving loan and 1.35 percent to 2.20 percent for the term loan. As of March 31, 2017, the margin on our leverage ratio was 1.40 percent and 1.35 percent on the revolving and term loans, respectively. We had $120.6 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $178.6 million as of March 31, 2017, with a weighted average interest rate of 2.52 percent. We had $42.3 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $100.3 million as of December 31, 2016, with a weighted average interest rate of 2.14 percent.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2017 and December 31, 2016, approximately $4.3 million and $4.6 million, respectively, of availability was used to back standby letters of credit.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Refer to Note 17, “Subsequent Events,” for information regarding amendments to the Facility in April 2017.

We have a $12.0 million manufactured home floor plan facility renewable indefinitely until our lender provides us at least a twelve month notice of their intent to terminate the agreement. The interest rate is 100 basis points over the greater of the prime rate as quoted in the Wall Street Journal on the first business day of each month or 6.0 percent. At March 31, 2017, the effective interest rate was 7.0 percent.  The outstanding balance was $1.9 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively.

Covenants

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. The most restrictive of our debt agreements place limitations on secured borrowings and contain minimum fixed charge coverage, leverage, distribution, and net worth requirements. At March 31, 2017, we were in compliance with all covenants.

In addition, certain of our subsidiary borrowers own properties that secure loans. These subsidiaries are consolidated within our accompanying Consolidated Financial Statements, however, each of these subsidiaries' assets and credit are not available to satisfy the debts and other obligations of the Company, any of its other subsidiaries or any other person or entity.

8.      Equity and Mezzanine Securities

At the Market Offering Sales Agreement

We maintain an agreement with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner and Smith Incorporated and Citigroup Global Markets Inc. (each, a "Sales Agent") whereby we may offer and sell shares of our common stock, having an aggregate offering price of up to $250.0 million, from time to time through the Sales Agents (the "Sales Agreement"). Each Sales Agent is entitled to compensation in an agreed amount not to exceed 2.0 percent of the gross price per share for any shares sold through it from time to time under the Sales Agreement.

During the three months ended March 31, 2017, we sold 280,502 shares of common stock under the Sales Agreement at a weighted average share price of $76.47 for total net proceeds of $21.2 million. There were no sales under the Sales Agreement during the three months ended March 31, 2016.

Public Offerings

In September 2016, we closed an underwritten registered public offering of 3,737,500 shares of common stock at a net price of $75.89 per share. Proceeds from the offering were $283.6 million after deducting expenses related to the offering, which were used to repay borrowings outstanding on the revolving loan under our senior revolving credit facility.

In June 2016, at the closing of the Carefree acquisition, we issued the seller 3,329,880 shares of our common stock at an issuance price of $67.57 per share or $225.0 million in common stock.

In March 2016, we closed an underwritten registered public offering of 6,037,500 shares of common stock at a price of $66.50 per share. Net proceeds from the offering of $385.4 million after deducting discounts and expenses related to the offering, were used to fund a portion of the purchase price for Carefree.

Conversions

Subject to certain limitations, holders can convert certain series of stock and OP units to shares of our common stock at any time. Below is the activity of conversions during 2017 and 2016:

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Series	Conversion Rate	Units/Shares	Common Stock	Units/Shares	Common Stock
Common OP unit	1	8,579	8,579	—	—
Series A-1 preferred OP unit	2.439	5,425	13,230	1,298	3,165
Series A-4 preferred OP unit	0.4444	2,000	888	1,000	444
Series A-4 preferred stock	0.4444	45,153	20,068	—	—
Series C preferred OP unit	1.11	4,993	5,539	—	—

Dividends

Cash distributions of $0.67 per share were declared for the three months ended March 31, 2017. On April 17, 2017, cash payments of approximately $49.4 million for aggregate distributions were made to common stockholders, common OP unit holders and restricted stockholders of record as of March 31, 2017. Cash distributions of $0.4453 per share were declared on our Series A cumulative redeemable preferred stock for the quarter ended March 31, 2017. On April 17, 2017, cash payments of $1.5 million for aggregate distributions were made to Series A cumulative redeemable preferred stockholders of record as of March 31, 2017. In addition, cash distributions of $0.4063 per share were declared on our Series A-4 Preferred Stock for the quarter ended March 31, 2017. On March 31, 2017, cash payments of approximately $0.7 million were made to Series A-4 Preferred Stock stockholders of record as of March 17, 2017.

Redemptions

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

Repurchase Program

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock. We have 400,000 common shares remaining in the repurchase program. No common shares were repurchased under this buyback program during the three months ended March 31, 2017 or 2016. There is no expiration date specified for the buyback program.

9.      Share-Based Compensation

During the three months ended March 31, 2017, we granted 200,000 shares of restricted stock to our executive officers under the Sun Communities, Inc. 2015 Equity Incentive Plan. The shares had a grant date fair value of $79.30 per share. Half of the shares will vest as follows: March 14, 2020: 20 percent; March 14, 2021: 30 percent; March 14, 2022: 35 percent; March 14, 2023: 10 percent, and March 14, 2024: 5 percent. The remaining 100,000 shares are subject to market and performance conditions with multiple tranches that vest through March 2022. Share-based compensation for restricted stock awards with performance conditions is measured based on an estimate of shares expected to vest. We estimate the fair value of share-based compensation for restricted stock with market conditions using a Monte Carlo simulation.

During the three months ended March 31, 2017, we granted 15,600 shares of restricted stock to our non-employee directors under our First Amended and Restated 2004 Non-Employee Director Option Plan. The awards vest on February 8, 2020, and had a grant date fair value of $79.02 per share. The fair value was determined by using the closing share price of our common stock on the date the shares were issued.

During the three months ended March 31, 2017 and 2016, 1,500 and 4,500 shares of common stock, respectively, were issued in connection with the exercise of stock options, and the net proceeds received during both periods was $0.1 million.

The vesting requirements for 75,813 restricted shares granted to our executives and employees were satisfied during the three months ended March 31, 2017.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.     Segment Reporting

We group our operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by our chief operating decision maker in evaluating and assessing performance. We have two reportable segments: (i) Real Property Operations and (ii) Home Sales and Rentals. The Real Property Operations segment owns, operates, develops, or has an interest in a portfolio of MH and RV communities, and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities.

Transactions between our segments are eliminated in consolidation. Transient RV revenue is included in the Real Property Operations segment revenues and is expected to approximate $74.9 million annually. This transient RV revenue was recognized 28.3 percent in the first quarter and is expected to be recognized 19.5 percent, 36.7 percent, and 15.5 percent in the second, third, and fourth quarters, respectively. In 2016, transient revenue was $58.2 million. We recognized 17.5 percent in the first quarter, 18.7 percent in the second quarter, 45.2 percent in the third quarter, and 18.6 percent in the fourth quarter.

A presentation of segment financial information is summarized as follows (amounts in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Revenues	$189,273	$39,602	$228,875	$133,848	$36,445	$170,293
Operating expenses/Cost of sales	64,977	25,985	90,962	44,435	24,060	68,495
Net operating income/Gross profit	124,296	13,617	137,913	89,413	12,385	101,798
Adjustments to arrive at net income (loss):
Interest and other revenues, net	5,525	—	5,525	4,351	—	4,351
Home selling expenses	—	(3,111)	(3,111)	—	(2,137)	(2,137)
General and administrative	(15,721)	(2,211)	(17,932)	(11,774)	(2,018)	(13,792)
Transaction costs	(2,411)	25	(2,386)	(2,721)	—	(2,721)
Depreciation and amortization	(47,330)	(15,436)	(62,766)	(35,362)	(13,050)	(48,412)
Asset impairment charge	—	—	—	—	—	—
Extinguishment of debt	(466)	—	(466)	—	—	—
Interest	(31,319)	(3)	(31,322)	(26,289)	(5)	(26,294)
Interest on mandatorily redeemable preferred OP units	(784)	—	(784)	(787)	—	(787)
Other income, net	544	208	752	—	—	—
Gain (loss) on disposition of properties, net	—	—	—	(25)	25	—
Current tax expense	(123)	(55)	(178)	(187)	(41)	(228)
Deferred tax benefit	300	—	300	—	—	—
Net income (loss)	32,511	(6,966)	25,545	16,619	(4,841)	11,778
Less: Preferred return to preferred OP units	1,174	—	1,174	1,273	—	1,273
Less: Amounts attributable to noncontrolling interests	1,483	(395)	1,088	633	(357)	276
Net income (loss) attributable to Sun Communities, Inc.	29,854	(6,571)	23,283	14,713	(4,484)	10,229
Less: Preferred stock distributions	2,179	—	2,179	2,354	—	2,354
Net income (loss) attributable to Sun Communities, Inc. common stockholders	$27,675	$(6,571)	$21,104	$12,359	$(4,484)	$7,875

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2017			December 31, 2016
	Real Property Operations	Home Sales and Rentals	Consolidated	Real Property Operations	Home Sales and Rentals	Consolidated
Identifiable assets:
Investment property, net	$5,031,608	$452,361	$5,483,969	$5,019,165	$450,316	$5,469,481
Cash and cash equivalents	5,388	5,531	10,919	3,705	4,459	8,164
Inventory of manufactured homes	—	23,867	23,867	—	21,632	21,632
Notes and other receivables, net	86,235	12,233	98,468	68,901	12,278	81,179
Collateralized receivables, net	140,976	—	140,976	143,870	—	143,870
Other assets, net	140,597	3,651	144,248	143,650	2,800	146,450
Total assets	$5,404,804	$497,643	$5,902,447	$5,379,291	$491,485	$5,870,776

11.     Income Taxes

We have elected to be taxed as a real estate investment trust (“REIT”) pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended (“Code”). In order for us to qualify as a REIT, at least 95 percent of our gross income in any year must be derived from qualifying sources. In addition, a REIT must distribute annually at least 90 percent of its REIT taxable income (calculated without any deduction for dividends paid and excluding capital gain) to its stockholders and meet other tests.

Qualification as a REIT involves the satisfaction of numerous requirements (on an annual and quarterly basis) established under highly technical and complex Code provisions for which there are limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. In addition, frequent changes occur in the area of REIT taxation which requires us to continually monitor our tax status. We analyzed the various REIT tests and confirmed that we continued to qualify as a REIT for the quarter ended March 31, 2017.

As a REIT, we generally will not be subject to United States ("U.S.") federal income taxes at the corporate level on the ordinary taxable income we distribute to our stockholders as dividends. If we fail to qualify as a REIT in any taxable year, our taxable income could be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as U.S. federal income and excise taxes on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes. The Company is also subject to local income taxes in Canada as a result of the acquisition of Carefree in 2016. We do not provide for withholding taxes on our undistributed earnings from our Canadian subsidiaries as they are reinvested and will continue to be reinvested indefinitely outside of the U.S.

Our taxable REIT subsidiaries are subject to U.S. federal income taxes as well as state and local income and franchise taxes. In addition, our Canadian subsidiaries are subject to income tax in Canada.

Deferred tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. Deferred tax assets are reduced, if necessary, by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence. Our temporary differences primarily relate to net operating loss carryforwards, depreciation and basis differences between tax and U.S. GAAP on our Canadian investments. Generally, full valuation allowances are recorded against all U.S. federal deferred tax assets. For Canadian purposes, a deferred tax liability of $21.8 million has been recorded in relation to a corporate entity and included in “Other liabilities” in our Consolidated Balance Sheets as of March 31, 2017. There are no U.S. federal deferred tax assets or liabilities included in our Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016.

We had no unrecognized tax benefits as of March 31, 2017 and 2016. We do not expect significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2017. We recorded current tax expense for federal, state, and Canadian income taxes of approximately $0.2 million for the three months ended March 31, 2017 and 2016. We recorded $0.3 million of deferred tax benefit in our Consolidated Statements of Operations for the three months ended March 31, 2017. There was no deferred tax expense or benefit recorded for the three months ended March 31, 2016.

SHS is currently under audit by the Internal Revenue Service for the tax year 2015.

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.     Earnings Per Share

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

Computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

	Three Months Ended March 31,
Numerator	2017	2016
Net income attributable to common stockholders	$21,104	$7,875
Allocation of income to restricted stock awards	(253)	(61)
Net income attributable to common stockholders after allocation	20,851	7,814
Allocation of income to restricted stock awards	253	61
Diluted earnings: net income attributable to common stockholders after allocation	$21,104	$7,875

Denominator
Weighted average common shares outstanding	72,677	57,736
Add: dilutive stock options	2	13
Add: dilutive restricted stock	441	377
Diluted weighted average common shares and securities	73,120	58,126
Earnings per share available to common stockholders after allocation:
Basic	$0.29	$0.14
Diluted	$0.29	$0.14

We have excluded certain securities from the computation of diluted earnings per share because the inclusion of these securities would have been anti-dilutive for the periods presented. The following table presents the outstanding securities that were excluded from the computation of diluted earnings per share as of March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Common OP units	2,750	2,863
Series A-1 preferred OP units	362	387
Series A-3 preferred OP units	40	40
Series A-4 preferred OP units	632	754
Series A-4 preferred stock	1,637	2,067
Series C preferred OP units	328	340
Aspen preferred OP units	1,284	1,284
Total securities	7,033	7,735

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

The following table provides the terms of our interest rate derivative contracts that were in effect as of March 31, 2017:

Type	Purpose	Effective Date	Maturity Date	Notional (in millions)	Based on	Variable Rate	Cap Rate	Spread	Effective Fixed Rate
Cap	Cap Floating Rate	4/1/2015	4/1/2018	$150.1	3 Month LIBOR	2.8680%	9.0000%	—%	N/A
Cap	Cap Floating Rate	10/3/2016	5/1/2023	$9.6	3 Month LIBOR	3.6680%	11.0200%	—%	N/A

In accordance with ASC Topic 815, “Derivatives and Hedging,” derivative instruments are recorded at fair value in “Other assets, net” or “Other liabilities” on the Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the fair value of our derivatives was zero.

14.     Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, accounts and notes receivable, accounts payable, derivative instruments, and debt.

ASC Topic 820 “Fair Value Measurements and Disclosures,” requires disclosure regarding determination of fair value for assets and liabilities and establishes a hierarchy under which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumption. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Derivative Instruments

The derivative instruments held by us are interest rate cap agreements for which quoted market prices are indirectly available. For those derivatives, we use model-derived valuations in which all significant inputs and significant value drivers are observable in active markets provided by brokers or dealers to determine the fair value of derivative instruments on a recurring basis (Level 2). Refer to Note 13, “Derivative Instruments and Hedging Activities.”

Installment Notes Receivable on Manufactured Homes

The net carrying value of the installment notes receivable on manufactured homes estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer to Note 4, “Notes and Other Receivables.”

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Long-Term Debt and Lines of Credit

The fair value of long-term debt (excluding the secured borrowing) is based on the estimates of management and on rates currently quoted, rates currently prevailing for comparable loans, and instruments of comparable maturities (Level 2). Refer to Note 7, “Debt and Lines of Credit.”

Collateralized Receivables and Secured Borrowings

The fair value of these financial instruments offset each other as our collateralized receivables represent a transfer of financial assets and the cash proceeds received from these transactions have been classified as a secured borrowing on the Consolidated Balance Sheets. The net carrying value of the collateralized receivables estimates the fair value as the interest rates in the portfolio are comparable to current prevailing market rates (Level 2). Refer to Note 3, “Collateralized Receivables and Transfers of Financial Assets.”

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

The table below sets forth our financial assets and liabilities that required disclosure of fair value on a recurring basis as of March 31, 2017. The table presents the carrying values and fair values of our financial instruments as of March 31, 2017 and December 31, 2016, that were measured using the valuation techniques described above (in thousands). The table excludes other financial instruments such as cash and cash equivalents, accounts receivable, and accounts payable as the carrying values associated with these instruments approximate fair value since their maturities are less than one year.

	March 31, 2017		December 31, 2016
Financial assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Installment notes receivable on manufactured homes, net	$68,367	$68,367	$59,320	$59,320
Collateralized receivables, net	$140,976	$140,976	$143,870	$143,870
Financial liabilities
Debt (excluding secured borrowings)	$2,820,548	$2,776,079	$2,865,470	$2,820,680
Secured borrowings	$141,671	$141,671	$144,477	$144,477
Lines of credit	$178,328	$178,328	$100,095	$98,640
Other liabilities (contingent consideration)	$10,135	$10,135	$10,011	$10,011

15.     Recent Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This update addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that year. We are currently evaluating the impact of the adoption of this ASU.

In June 2016, the FASB issued ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are in the initial phases of evaluating how this guidance will impact our accounting policies regarding assessment of, and allowance for, loan losses.

In March 2016, the FASB issued ASU 2016-09 "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments in this update are intended to simplify several aspects of the accounting for share-based payments. We adopted these amendments as of January 1, 2017. The main provisions of this update regarding excess tax benefits did not have an impact on our Consolidated Financial Statements due to our status as a REIT for taxation purposes. We have elected to continue estimating the number of shares expected to vest in order to determine compensation cost, and were previously classifying, as financing activity, cash paid by us for employee taxes when shares were withheld to cover minimum statutory requirements.

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

Income from real property - is derived from rental agreements whereby we lease land to residents in our communities. We account for the lease components of these rental agreements pursuant to ASC 840 "Leases" and the non-lease components under ASC 605 "Revenue Recognition."

Revenue from home sales - is recognized pursuant to ASC 605 "Revenue Recognition," as the manufactured homes are tangible personal property that can be located on any parcel of land. The manufactured homes are not permanent fixtures or improvements to the underlying real estate, and are therefore not considered by us to be subject to the guidance in ASC 360-20 "Real Estate Sales."

SUN COMMUNITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

16.    Commitments and Contingencies

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

17.    Subsequent Events

On April 20, 2017, we acquired an undeveloped parcel of land near the ocean in Myrtle Beach, South Carolina, for total consideration of $6.0 million. This land parcel has been successfully entitled and zoned to build a 775 site RV resort, and is located ten miles from one of our existing communities.

On April 25, 2017, we amended and restated our credit agreement (the “A&R Credit Agreement”) with Citibank and certain other lenders. Pursuant to the A&R Credit Agreement, we may borrow up to $650.0 million under a senior credit facility, comprised of a $550.0 million revolving loan and $100.0 million term loan (the “A&R Facility”). The A&R Credit Agreement also permits, subject to the satisfaction of certain conditions, additional commitments from one or more of the existing lenders or other lenders (with the consent of Citibank and the other lenders) in an amount not to exceed $350.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the A&R Facility may be increased up to $1.0 billion.

The A&R Facility has a four-year term ending April 25, 2021, and at our option the maturity date may be extended for two additional six-month periods, subject to the satisfaction of certain conditions. The A&R Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the A&R Credit Agreement, which can range from 1.35 percent to 2.20 percent for the revolving loan and 1.30 percent to 2.15 percent for the term loan. Based on our current leverage ratio, the current margin is 1.35 percent and 1.30 percent on the revolving and term loans, respectively. At the time of the closing, there were $220.8 million in borrowings under the previous Facility. The A&R Facility replaces our $450.0 million credit facility, which was scheduled to mature on August 19, 2019.

SUN COMMUNITIES, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes filed herewith, along with our 2016 Annual Report. Capitalized terms are used as defined elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a fully integrated, self-administered and self-managed REIT. As of March 31, 2017, we owned and operated or had an interest in a portfolio of 342 developed properties located in 29 states throughout the U.S. and one province in Canada, including 226 MH communities, 87 RV communities, and 29 properties containing both MH and RV sites.

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

SIGNIFICANT ACCOUNTING POLICIES

We have identified significant accounting policies that, as a result of the judgments, uncertainties, and complexities of the underlying accounting standards and operations involved could result in material changes to our financial condition or results of operations under different conditions or using different assumptions. Details regarding significant accounting policies are described fully in our 2016 Annual Report.

NON-GAAP FINANCIAL MEASURES

In addition to the results reported in accordance with GAAP in our “Results of Operations” below, we have provided information regarding net operating income (“NOI”) and funds from operations (“FFO”) as supplemental performance measures. We believe NOI and FFO are appropriate measures given their wide use by and relevance to investors and analysts following the real estate industry. NOI provides a measure of rental operations and does not factor in depreciation, amortization and non-property specific expenses such as general and administrative expenses. FFO, reflecting the assumption that real estate values rise or fall with market conditions, principally adjusts for the effects of GAAP depreciation/amortization of real estate assets. In addition, NOI and FFO are commonly used in various ratios, pricing multiples/yields and returns and valuation calculations used to measure financial position, performance and value.

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

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of depreciable operating property, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company considers FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates).

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

SUN COMMUNITIES, INC.

RESULTS OF OPERATIONS

We report operating results under two segments: Real Property Operations and Home Sales and Rentals. The Real Property Operations segment owns, operates, develops, or has an interest in, a portfolio of MH and RV communities throughout the U.S. and in Canada, and is in the business of acquiring, operating, and expanding MH and RV communities. The Home Sales and Rentals segment offers MH and RV park model sales and leasing services to tenants and prospective tenants of our communities. We evaluate segment operating performance based on NOI and gross profit. Refer to Note 10, “Segment Reporting,” in our accompanying Consolidated Financial Statements for additional information.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

SUMMARY STATEMENTS OF OPERATIONS

The following table summarizes our consolidated financial results and reconciles net income to NOI for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Sun Communities, Inc., common stockholders:	$21,104	$7,875
Other revenues	(5,525)	(4,351)
Home selling expenses	3,111	2,137
General and administrative	17,932	13,792
Transaction costs	2,386	2,721
Depreciation and amortization	62,766	48,412
Extinguishment of debt	466	—
Interest expense	32,106	27,081
Other income, net	(752)	—
Current tax expense	178	228
Deferred tax benefit	(300)	—
Preferred return to preferred OP units	1,174	1,273
Amounts attributable to noncontrolling interests	1,088	276
Preferred stock distributions	2,179	2,354
NOI/Gross Profit	$137,913	$101,798

	Three Months Ended March 31,
	2017	2016
Real Property NOI	$122,745	$88,449
Rental Program NOI	22,956	21,050
Home Sales NOI/Gross profit	6,380	6,553
Ancillary NOI/Gross profit	1,551	964
Site rent from Rental Program (included in Real Property NOI) (1)	(15,719)	(15,218)
NOI/Gross profit	$137,913	$101,798

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

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – TOTAL PORTFOLIO

The following tables reflect certain financial and other information for our Total Portfolio as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$183,054	$129,235	$53,819	41.6%
Property operating expenses:
Payroll and benefits	14,921	9,720	5,201	53.5%
Legal, taxes, and insurance	1,528	1,300	228	17.5%
Utilities	20,037	13,231	6,806	51.4%
Supplies and repair	4,699	2,350	2,349	100.0%
Other	5,981	4,600	1,381	30.0%
Real estate taxes	13,143	9,585	3,558	37.1%
Property operating expenses	60,309	40,786	19,523	47.9%
Real Property NOI	$122,745	$88,449	$34,296	38.8%

	As of March 31,
Other Information	2017	2016	Change
Number of properties	342	233	109

Overall occupancy (1)	95.9%	95.5%	0.4%

Sites available for development	10,317	7,181	3,136

Monthly base rent per site - MH	$522	$490	$32
Monthly base rent per site - RV (2)	$423	$431	$(8)
Monthly base rent per site - Total	$501	$482	$19

(1)	Overall occupancy (percent) includes MH and annual RV sites, and excludes transient RV sites.

(2)	Monthly base rent pertains to annual RV sites and excludes transient RV sites.

The 38.8 percent increase in Real Property NOI consists of $28.4 million from newly acquired properties and $5.9 million from Same Communities as detailed below.

SUN COMMUNITIES, INC.

REAL PROPERTY OPERATIONS – SAME COMMUNITY

A key management tool used when evaluating performance and growth of our properties is a comparison of our Same Communities. Same Communities consist of properties owned and operated throughout 2017 and 2016. The Same Community data may change from time-to-time depending on acquisitions, dispositions, management discretion, significant transactions, or unique situations. The Same Community data in this Form 10-Q includes all properties which we have owned and operated continuously since January 1, 2016. All communities from the American Land Lease portfolio acquisition are included within Same Communities.

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

The following tables reflect certain financial and other information for our Same Communities as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
Financial Information (in thousands)	2017	2016	Change	% Change
Income from real property	$128,756	$122,443	$6,313	5.2%
Property operating expenses:
Payroll and benefits	10,095	9,668	427	4.4%
Legal, taxes, and insurance	1,184	1,299	(115)	(8.9)%
Utilities	6,752	6,684	68	1.0%
Supplies and repair	3,450	3,482	(32)	(0.9)%
Other	3,176	3,277	(101)	(3.1)%
Real estate taxes	9,706	9,571	135	1.4%
Property operating expenses	34,363	33,981	382	1.1%
Real Property NOI	$94,393	$88,462	$5,931	6.7%

	As of March 31,
Other Information	2017	2016	Change
Number of properties	231	231	—

Occupancy (1) (2)	96.7%	95.0%	1.7%

Sites available for development	6,668	6,849	(181)

Monthly base rent per site - MH	$507	$491	$16
Monthly base rent per site - RV (3)	$446	$432	$14
Monthly base rent per site - Total	$499	$483	$16

(1)	The occupancy percentage includes MH and annual/seasonal RV sites, and excludes recently completed but vacant expansion sites and transient RV sites.

(2)	The occupancy percentage for 2016 has been adjusted to reflect incremental growth year over year from filled expansion sites and the conversion of transient RV sites to annual/seasonal RV sites.

(3)	Monthly base rent pertains to annual and seasonal RV sites and excludes transient RV sites.

Real property NOI growth of 6.7 percent is primarily due to increased Income from real property of $6.3 million, or 5.2 percent. The 5.2 percent increase is primarily attributable to the 1.7 percent increase in occupancy and 3.3 percent increase in total monthly base rent per site, as shown above. This increase was partially offset by a $0.4 million, or 1.1 percent, increase in Property operating expenses primarily related to increased salaries, wages and benefits.

SUN COMMUNITIES, INC.

HOME SALES AND RENTALS

The following table reflects certain financial and other information for our Rental Program as of and for the three months ended March 31, 2017 and 2016 (in thousands, except for statistical information):

	Three Months Ended March 31,
Financial Information	2017	2016	Change	% Change
Rental home revenue	$12,339	$11,708	$631	5.4%
Site rent from Rental Program (1)	15,719	15,218	501	3.3%
Rental Program revenue	28,058	26,926	1,132	4.2%
Expenses
Commissions	610	775	(165)	(21.3)%
Repairs and refurbishment	2,281	2,666	(385)	(14.4)%
Taxes and insurance	1,437	1,565	(128)	(8.2)%
Marketing and other	774	870	(96)	(11.0)%
Rental Program operating and maintenance	5,102	5,876	(774)	(13.2)%
Rental Program NOI	$22,956	$21,050	$1,906	9.1%

Other Information
Number of occupied rentals, end of period	10,888	10,815	73	0.7%
Investment in occupied rental homes, end of period	$465,479	$447,378	$18,101	4.0%
Number of sold rental homes	240	294	(54)	(18.4)%
Weighted average monthly rental rate, end of period	$889	$865	$24	2.8%

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

Rental program NOI increased 9.1 percent due to an increase in revenues of 4.2 percent coupled with a decrease in operating and maintenance expenses of 13.2 percent. The increase in revenues is attributable to a 2.8 percent increase in the weighted average monthly rental rate and a slight increase in the number of occupied rentals. The decrease in operating and maintenance expenses of $0.8 million is primarily the result of reduced repair and refurbishment expenditures in the three months ended March 31, 2017 as compared to the same period in 2016.

SUN COMMUNITIES, INC.

We purchase new homes and acquire pre-owned and repossessed manufactured homes, generally located within our communities, from lenders, dealers, and former residents to lease or sell to current and prospective residents.

The following table reflects certain financial and statistical information for our Home Sales Program for the three months ended March 31, 2017 and 2016 (in thousands, except for average selling prices and statistical information):

	Three Months Ended March 31,
Financial Information	2017	2016	Change	% Change
New home sales	$6,883	$5,469	$1,414	25.9%
Pre-owned home sales	20,380	19,268	1,112	5.8%
Revenue from home sales	27,263	24,737	2,526	10.2%

New home cost of sales	5,848	4,844	1,004	20.7%
Pre-owned home cost of sales	15,035	13,340	1,695	12.7%
Cost of home sales	20,883	18,184	2,699	14.8%
NOI / Gross profit	$6,380	$6,553	$(173)	(2.6)%

Gross profit – new homes	$1,035	$625	$410	65.6%
Gross margin % – new homes	15.0%	11.4%	3.6%
Average selling price – new homes	$90,566	$82,864	$7,702	9.3%

Gross profit – pre-owned homes	$5,345	$5,928	$(583)	(9.8)%
Gross margin % – pre-owned homes	26.2%	30.8%	(4.6)%
Average selling price – pre-owned homes	$27,173	$27,565	$(392)	(1.4)%

Statistical Information
Home sales volume:
New home sales	76	66	10	15.2%
Pre-owned home sales	750	699	51	7.3%
Total homes sold	826	765	61	8.0%

Gross profit on new home sales increased by $0.4 million, primarily as a result of sales of higher end homes with higher average selling prices and margins, coupled with the 15.2 percent increase in new home sales volumes.

Gross profit on pre-owned home sales decreased by $0.6 million. Certain homes purchased with the Company’s recent portfolio acquisition were sold at lower margins due to the age of the assets.

SUN COMMUNITIES, INC.

OTHER ITEMS - STATEMENTS OF OPERATIONS

The following table summarizes other income and expenses for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change	% Change
Ancillary revenues, net	$1,551	$964	$587	60.9%
Interest income	$4,646	$3,945	$701	17.8%
Brokerage commissions and other revenues, net	$879	$406	$473	116.5%
Home selling expenses	$3,111	$2,137	$974	45.6%
General and administrative expenses	$17,932	$13,792	$4,140	30.0%
Transaction costs	$2,386	$2,721	$(335)	(12.3)%
Depreciation and amortization	$62,766	$48,412	$14,354	29.7%
Extinguishment of debt	$466	$—	$466	100.0%
Interest expense	$32,106	$27,081	$5,025	18.6%
Other income, net	$752	$—	$752	100.0%
Deferred tax benefit	$300	$—	$300	100.0%

Ancillary revenues, net increased primarily as a result of our significant acquisition activities, including over 60 RV communities in the Carefree acquisition.

Interest income increased primarily due to the increase in our installment notes receivable, as compared to March 31, 2016.

Brokerage commissions and other revenues, net increased primarily due to a higher number of brokered homes sold in the three months ended March 31, 2017 as compared to the same period in 2016.

Home selling expenses increased primarily due to increased commissions on home sales in the three months ended March 31, 2017 as compared to the same period in 2016.

General and administrative expenses increased primarily due to additional employee related costs as headcount increased in connection with our growth through significant acquisitions.

Transaction costs relate to diligence and other expenses incurred in connection with our acquisitions. These costs remained relatively flat when comparing the three months ended March 31, 2017 to the same period in 2016. Refer to Note 2, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Depreciation and amortization increased primarily as a result of our June 2016 acquisition of Carefree. Refer to Note 2, “Real Estate Acquisitions,” in our accompanying Consolidated Financial Statements for additional information.

Extinguishment of debt in the three months ended March 31, 2017, was recognized in connection with defeasement of an $18.9 million collateralized term loan. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Interest expense increased primarily due to incremental borrowings of $338.0 million, $405.0 million and $197.5 million in connection with our Fannie Mae Credit Agreement, NML Financing and Freddie Mac Financing, respectively. The resulting increases to interest expense were partially offset by the impact of repayments totaling $108.0 million. Refer to Note 7, “Debt and Lines of Credit,” in our accompanying Consolidated Financial Statements for additional information.

Other income, net for the three months ended March 31, 2017, is comprised primarily of a foreign currency translation gain of $0.8 million.

Deferred tax benefit for the three months ended March 31, 2017, was recognized in connection with certain of our communities acquired in the Carefree transaction that are subject to Canadian income tax. Refer to Note 11, “Income Taxes,” in our accompanying Consolidated Financial Statements for additional information.

SUN COMMUNITIES, INC.

FUNDS FROM OPERATIONS

The following table reconciles net income to FFO data for diluted purposes for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Sun Communities, Inc. common stockholders	$21,104	$7,875
Adjustments:
Depreciation and amortization	62,817	48,077
Amounts attributable to noncontrolling interests	900	349
Preferred return to preferred OP units	586	625
Preferred distribution to Series A-4 preferred stock	665	—
Gain on disposition of assets	(2,681)	(3,656)
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities (1)	83,391	53,270
Adjustments:
Transaction costs	2,386	2,721
Other acquisition related costs(2)	844	—
Extinguishment of debt	466	—
Other income, net	(752)	—
Debt premium write-off	(414)	—
Deferred tax benefit	(300)	—
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities excluding certain items (1)	$85,621	$55,991

Weighted average common shares outstanding:	72,677	57,736
Add:
Common stock issuable upon conversion of stock options	2	13
Restricted stock	561	377
Common OP units	2,754	2,863
Common stock issuable upon conversion of Series A-1 preferred OP units	892	945
Common stock issuable upon conversion of Series A-3 preferred OP units	75	75
Common stock issuable upon conversion of Series A-4 preferred stock	727	—
Weighted average common shares outstanding - fully diluted	77,688	62,009

FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share - fully diluted	$1.07	$0.86
FFO attributable to Sun Communities, Inc. common stockholders and dilutive convertible securities per Share excluding certain items - fully diluted	$1.10	$0.90

(1)    The effect of certain anti-dilutive convertible securities is excluded from these items.

(2)
These costs represent first year expenses incurred to bring acquired properties up to the Company's operating standards, including items such as tree trimming and painting costs that did not meet the Company's capitalization policy.

SUN COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

Our principal liquidity demands have historically been, and are expected to continue to be, distributions to our stockholders and the unit holders of the Operating Partnership, property acquisitions, capital improvement of properties, the purchase of new and pre-owned homes, development and expansion of properties, and debt repayment.

During the three months ended March 31, 2017, we acquired one community. See Note 2, “Real Estate Acquisitions” in our accompanying Consolidated Financial Statements for additional information regarding our acquisitions in 2017. Subject to market conditions, we intend to continue to look for opportunities to expand our development pipeline and acquire existing communities. We finance the acquisitions through available cash, secured financing, draws on our lines of credit, the assumption of existing debt on properties, and the issuance of certain equity securities. We will continue to evaluate acquisition opportunities that meet our criteria for acquisition.

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

Our capital expenditures include expansion and development, lot modifications, recurring capital expenditures and rental home purchases. For the three months ended March 31, 2017 and 2016, expansion and development activities of $18.7 million and $9.4 million, respectively, related to costs consisting primarily of construction of sites and other costs necessary to complete home site improvements.

For the three months ended March 31, 2017 and 2016, lot modification expenditures were $4.2 million and $4.0 million, respectively. These expenditures improve asset quality in our communities and are incurred when an existing home is removed and the site is prepared for a new home (more often than not, a multi-sectional home). These activities which are mandated by strict manufacturer’s installation requirements and state building codes, include items such as new foundations, driveways, and utility upgrades.

For the three months ended March 31, 2017 and 2016, recurring capital expenditures of $2.6 million and $2.9 million, respectively, related to our continued commitment to upkeep of our properties. We do not expect a decline in our recurring capital expenditures during 2017 or in future periods.

During the three months ended March 31, 2017, we invested $0.7 million in the acquisition of homes intended for the Rental Program net of proceeds from third-party financing from home sales. Expenditures for the remainder of 2017 will depend upon the condition of the markets for repossessions and new home sales, as well as rental homes. We finance new home purchases with a $12.0 million manufactured home floor plan facility. Our ability to purchase homes for sale or rent may be limited by cash received from third-party financing of our home sales, available manufactured home floor plan financing and working capital available on our lines of credit.

SUN COMMUNITIES, INC.

Our cash flow activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Cash Provided by Operating Activities	$70,566	$50,926
Net Cash Used for Investing Activities	$(71,663)	$(45,250)
Net Cash Provided by Financing Activities	$3,862	$359,646
Effect of Exchange Rate on Cash and Cash Equivalents	$(10)	$—

Cash and cash equivalents increased by $2.7 million from $8.2 million as of December 31, 2016, to $10.9 million as of March 31, 2017.

Operating Activities

Net cash provided by operating activities increased by $19.7 million from $50.9 million for the three months ended March 31, 2016 to $70.6 million for the three months ended March 31, 2017.

Our net cash flows provided by operating activities from continuing operations may be adversely impacted by, among other things: (a) the market and economic conditions in our current markets generally, and specifically in metropolitan areas of our current markets; (b) lower occupancy and rental rates of our properties; (c) increased operating costs, such as wage and benefit costs, insurance premiums, real estate taxes and utilities, that cannot be passed on to our tenants; (d) decreased sales of manufactured homes; and (e) current volatility in economic conditions and the financial markets. See “Risk Factors” in Part I, Item 1A of our 2016 Annual Report.

Investing Activities

Net cash used for investing activities was $71.7 million for the three months ended March 31, 2017, compared to $45.3 million for the three months ended March 31, 2016.

Financing Activities

Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2017, compared to $359.6 million for the three months ended March 31, 2016. Refer to Note 7, “Debt and Lines of Credit” and Note 8, “Equity and Mezzanine Securities” in our accompanying Consolidated Financial Statements for additional information.

Financial Flexibility

We have a senior revolving credit facility with Citibank and certain other lenders in the amount of $450.0 million, comprised of a $392.0 million revolving loan and $58.0 million term loan (the “Facility”). The Facility has a four-year term ending August 19, 2019, which can be extended for two additional six-month periods at our option, subject to the satisfaction of certain conditions as defined in the credit agreement. The credit agreement also provides for, subject to the satisfaction of certain conditions, additional commitments in an amount not to exceed $300.0 million. If additional borrowings are made pursuant to any such additional commitments, the aggregate borrowing limit under the Facility may be increased up to $750.0 million.

The Facility bears interest at a floating rate based on the Eurodollar rate plus a margin that is determined based on our leverage ratio calculated in accordance with the credit agreement, which can range from 1.40 percent to 2.25 percent for the revolving loan and 1.35 percent to 2.20 percent for the term loan. As of March 31, 2017, the margin on our leverage ratio was 1.40 percent and 1.35 percent on the revolving and term loans, respectively. We had $120.6 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $178.6 million as of March 31, 2017, with a weighted average interest rate of 2.52 percent. We had $42.3 million in borrowings on the revolving loan and $58.0 million in borrowings on the term loan totaling $100.3 million as of December 31, 2016, with a weighted average interest rate of 2.14 percent.

The Facility provides us with the ability to issue letters of credit. Our issuance of letters of credit does not increase our borrowings outstanding under our line of credit, but does reduce the borrowing amount available. At March 31, 2017 and December 31, 2016, approximately $4.3 million and $4.6 million of availability was used to back standby letters of credit.

SUN COMMUNITIES, INC.

Refer to Note 17, "Subsequent Events" in our accompanying Consolidated Financial Statements for information regarding amendments to the Facility in April 2017.

Pursuant to the terms of the Facility, we are subject to various financial and other covenants. We are currently in compliance with these covenants. The most restrictive financial covenants for the Facility are as follows:

Covenant	Requirement	As of March 31, 2017
Maximum Leverage Ratio	<65.0%	37.7%
Minimum Fixed Charge Coverage Ratio	>1.40	2.87
Minimum Tangible Net Worth	>$2,491,250	$3,499,999
Maximum Dividend Payout Ratio	<95.0%	65.8%

Market and Economic Conditions
Changes in the Canadian dollar against the U.S. dollar, the U.S. interest rate environment, expected oil price increases as producers are preparing for the summer driving season, a new U.S. President, uncertain tax and economic plans in Congress, and turmoil in emerging markets have created uncertainty and volatility in the U.S. and global economies. While the U.S. economy looks poised for self-sustaining growth, the global economy is seeing modest improvement led by developed countries. Continued economic uncertainty, both domestically and internationally, causes increased volatility in investor confidence thereby creating similar volatility in the availability of both debt and equity capital. If such volatility is experienced in future periods, our industry, business and results of operations may be adversely impacted.

We anticipate meeting our long-term liquidity requirements, such as scheduled debt maturities, large property acquisitions, expansion and development of communities, and Operating Partnership unit redemptions through the issuance of certain debt or equity securities and/or the collateralization of our properties. At March 31, 2017, we had 155 unencumbered properties, of which 56 support the borrowing base for our $450.0 million line of credit. From time to time, we may also issue shares of our capital stock, issue equity units in our Operating Partnership, obtain debt financing, or sell selected assets. Our ability to finance our long-term liquidity requirements in such a manner will be affected by numerous economic factors affecting the MH and RV housing community industry at the time, including the availability and cost of mortgage debt, our financial condition, the operating history of the properties, the state of the debt and equity markets, and the general national, regional, and local economic conditions. When it becomes necessary for us to approach the credit markets, the volatility in those markets could make borrowing more difficult to secure, more expensive, or effectively unavailable. See “Risk Factors” in Part I, Item 1A of our 2016 Annual Report and in Part II, Item 1A of this report. If we are unable to obtain additional debt or equity financing on acceptable terms, our business, results of operations and financial condition would be adversely impacted.

SUN COMMUNITIES, INC.

Contractual Cash Obligations

Our primary long-term liquidity needs are principal payments on outstanding indebtedness. As of March 31, 2017, our outstanding contractual obligations, including interest expense, were as follows:

		Payments Due By Period
		(In thousands)
Contractual Cash Obligations (1)	Total Due	<1 year	1-3 years	3-5 years	After 5 years

Collateralized term loans - FNMA	$1,022,119	$14,074	$118,437	$226,624	$662,984
Collateralized term loans - FMCC	393,115	4,325	12,317	13,305	363,168
Collateralized term loans - Life Company	883,537	14,080	49,617	58,819	761,021
Collateralized term loans - CMBS	459,490	9,729	17,476	138,016	294,269
Preferred OP units - mandatorily redeemable	45,903	3,670	7,570	—	34,663
Lines of credit	178,561	—	1,896	176,665	—
Secured borrowing	141,671	4,189	12,643	14,917	109,922
Total principal payments	$3,124,396	$50,067	$219,956	$628,346	$2,226,027

Interest expense (2)	$995,163	$111,362	$261,458	$225,879	$396,464
Operating leases	60,011	2,890	6,758	6,940	43,423
Total contractual obligations	$4,179,570	$164,319	$488,172	$861,165	$2,665,914

(1) Our contractual cash obligations exclude debt premiums/discounts.
(2) Our contractual cash obligation related to interest expense is calculated based on the current debt levels, rates and maturities as of March 31, 2017 (excluding secured borrowings), and actual payments required in future periods may be different than the amounts included above.

As of March 31, 2017, our net debt to enterprise value approximated 32.8 percent (assuming conversion of all common OP units, Series A-1 preferred OP units, Series A-3 preferred OP units, Series A-4 preferred OP units, and Series C preferred OP units to shares of common stock). Our debt has a weighted average maturity of approximately 8.2 years and a weighted average interest rate of 4.5 percent.

SUN COMMUNITIES, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various “forward-looking statements” within the meaning of the United States Securities Act of 1933, as amended, and the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward-looking statements will be subject to the safe harbors created thereby. For this purpose, any statements contained in this filing that relate to expectations, beliefs, projections, future plans and strategies, trends or prospective events or developments and similar expressions concerning matters that are not historical facts are deemed to be forward-looking statements. Words such as: “forecasts,” “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled,” “guidance” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. These forward-looking statements reflect our current views with respect to future events and financial performance, but involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this filing. These risks and uncertainties may cause our actual results to be materially different from any future results expressed or implied by such forward-looking statements. In addition to the risks disclosed under “Risk Factors” in Part I, Item IA, contained in our 2016 Annual Report and our other filings with the SEC, such risks and uncertainties include, but are not limited to:

•	changes in general economic conditions, the real estate industry, and the markets in which we operate;

•	difficulties in our ability to evaluate, finance, complete and integrate acquisitions, developments and expansions successfully;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	availability of capital;

•	change in foreign currency exchange rates, specifically between the U.S. dollar and Canadian dollar;

•	our ability to maintain rental rates and occupancy levels;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	risks related to natural disasters;

•	general volatility of the capital markets and the market price of shares of our capital stock;

•	our failure to maintain our status as a REIT;

•	changes in real estate and zoning laws and regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	litigation, judgments or settlements;

•	competitive market forces;

•	the ability of manufactured home buyers to obtain financing; and

•	the level of repossessions by manufactured home lenders.

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

We have two interest rate cap agreements with a total notional amount of $159.7 million as of March 31, 2017. The first interest rate cap agreement has a cap rate of 9.00 percent, a notional amount of $150.1 million and a termination date of April 2018. The second interest rate cap agreement has a cap rate of 11.02 percent, a notional amount of $9.6 million and a termination date of May 2023.

Our remaining variable rate debt totals $333.6 million and $216.0 million as of March 31, 2017 and 2016, respectively, and bears interest at Prime or various LIBOR rates. If Prime or LIBOR increased or decreased by 1.0 percent, we believe our interest expense would have increased or decreased by approximately $0.7 million and $0.5 million as of March 31, 2017 and 2016, respectively, based on the $300.0 million and $208.0 million average balances outstanding under our variable rate debt facilities, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (pursuant to Rules 13a-15(e) or 15d-15(e) of the Exchange Act) at March 31, 2017. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in internal control over financial reporting

There have not been any changes in our internal control over financial reporting during the three months ended ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on our results of operations or financial condition.

SUN COMMUNITIES, INC.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors described in Part 1, Item 1A., “Risk Factors,” in our 2016 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the disclosure on these matters set forth in the 2016 Annual Report.

SUN COMMUNITIES, INC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In November 2004, our Board of Directors authorized us to repurchase up to 1,000,000 shares of our common stock.  We have 400,000 common shares remaining in the repurchase program.  No common shares were repurchased under this buyback program during the three months ended March 31, 2017.  There is no expiration date specified for the buyback program.

SUN COMMUNITIES, INC.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Method of Filing
10.1	Second Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 8, 2017
10.2	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 8, 2017
10.3	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 8, 2017
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

# Management contract or compensatory plan or arrangement.

SUN COMMUNITIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2017	By:	/s/ Karen J. Dearing
Karen J. Dearing, Chief Financial Officer and Secretary (Duly authorized officer and principal financial officer)

SUN COMMUNITIES, INC.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
10.1	Second Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Gary A. Shiffman dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 8, 2017
10.2	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and John B. McLaren dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 8, 2017
10.3	First Amendment to Employment Agreement among Sun Communities, Inc., Sun Communities Operating Limited Partnership and Karen J. Dearing dated March 8, 2017#	Incorporated by reference to Sun Communities, Inc.’s Current Report on Form 8-K filed March 8, 2017
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

# Management contract or compensatory plan or arrangement.